Form 10QSB
period 2007-09-30
NB Telecom, Inc.
filed 2007-11-19
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to _______________.

Commission File Number 333-134073

NB TELECOM, INC.
 (Exact name of small business issuer as specified in its charter)

Nevada	04-3836208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

106 May Drive
Saxonburg, PA 16056
(Address of principal executive offices)

(724) 352-7606
(Issuer's telephone number)
 (Former name, former address and former fiscal year
if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes   ☐                                No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,632,222 shares of Common Stock, $.0001 par value, were outstanding as of September 30, 2007

Transitional Small Business Disclosure Forms (check one):      Yes   ☐    No   ☒

NB Telecom, Inc
INDEX TO FORM 10-QSB
September 30, 2007

PART I     FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Consolidated Balance Sheets
At December 31, 2006 and September 30, 2007

Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2007 and September 30, 2006

Consolidated Statements of Cash Flows
For Nine Months Ended September 30, 2007 and September 30, 2006

Notes to Consolidated Financial Statements

ITEM 2.	Managements Discussion and Analysis of Financial Condition and Results of Operation

ITEM 3.	Controls and Procedures

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings

ITEM 2.	Changes in Securities and Use of Proceeds

ITEM 3.	Defaults Upon Senior Securities

ITEM 4.	Submission of Matters to a Vote of Security Holders

ITEM 5.	Other Information

ITEM 6.	Exhibits and Reports on Form 8-K

Signatures

NB TELECOM, INC.
BALANCE SHEETS

	(Unaudited)	(Restated)
	September 30,	December 31,
	2007	2006
CURRENT ASSETS
Cash	$-	$-
Commissions and Sales Receivable, Net	12,708	1,223
Inventory	324	-
Prepaid Expenses and Other Current Assets	98	300

TOTAL CURRENT ASSETS	13,130	1,523

FIXED ASSETS
Telephone and Office Equipment	202,652	213,244
Vehicle	11,634	11,634
	214,286	224,878
Less: Accumulated Depreciation	(214,286)	(215,535)

Net Fixed Assets	-	9,343

TOTAL ASSETS	$13,130	$10,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$167,107	$136,342
Accrued Expenses	-	255
Bank Overdraft	7,977	1,352
Related Party Payable	156,204	144,203
Notes Payable Related Party	57,928	21,724

TOTAL CURRENT LIABILITIES	389,216	303,876

TOTAL LONG-TERM LIABILITIES	-	-

TOTAL LIABILITIES	389,216	303,876

STOCKHOLDERS' EQUITY
Preferred Stock, .0001 par value 10,000,000 shares authorized,
0 shares issued at September 30, 2007 and December 31, 2006	-	-
Common Stock, .0001 par value 100,000,000 shares authorized,
49,632,222 shares issued and outstanding at September 30, 2007
and at December 31, 2006	4,963	4,963
Additional Paid in Capital	351,431	351,431
Retained Earnings	(732,480)	(649,404)

TOTAL STOCKHOLDERS' EQUITY	(376,086)	(293,010)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,130	$10,866

The accompanying notes are an integral part of these financial statements.

NB TELECOM, INC.
STATEMENT OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
SALES
Commissions	$10	$1,825	$6,080	$4,809
Coin Collections	1,032	2,028	5,161	7,020
Dial Around	7,965	5,810	14,708	12,051
Service and Repair Sales	9,335	8,913	27,714	29,298
Total Sales	18,342	18,576	53,663	53,178

COST OF SALES
Telecommunications Costs	13,465	22,850	44,245	57,625
Repairs and Service Supplies	-	-	-	551
Depreciation	-	10,270	9,342	25,449
Total Cost of Sales	13,465	33,120	53,587	83,625

Gross Profit	4,877	(14,544)	76	(30,447)

NB TELECOM, INC.
STATEMENT OF OPERATIONS
(Continued)

	(Unaudited)		(Unaudited)
	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
OPERATING EXPENSES
Insurance	$-	$(772)	$-	$2,133
Payroll Wages and Taxes	4,548	24,416	19,701	29,941
Telephone	(296)	418	(296)	1,241
Vehicle Expenses	-	583	2,063	3,574
Rent	-	135	593	365
Professional Fees	15,975	6,206	43,810	24,599
Office Expense	1,973	920	4,324	2,616
Total Operating Expenses	22,200	31,906	70,195	64,469

Total Operating Income (Loss)	(17,323)	(46,450)	(70,119)	(94,916)

OTHER INCOME (EXPENSE)
Gain (Loss) on Sale of Equipment	-	2,295	6,160	-
Bad Debt Expense	(448)	-	(448)	-
Other Expense	-	-	(286)	-
Interest Expense	(5,565)	(1,171)	(17,692)	(2,016)
Total Other Income (Expense)	(6,013)	1,124	(12,266)	(2,016)

Net Loss Before Taxes	(23,336)	(45,326)	(82,385)	(96,932)

Federal Tax	(44)	-	(691)	-

NET LOSS	$(23,380)	$(45,326)	$(83,076)	$(96,932)

Weighted Common Shares Outstanding	49,632,222	49,632,222	49,632,222	49,632,222

Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

NB TELECOM, INC.
STATEMENT OF CASH FLOWS

	(Unaudited)
	For the Nine
	Months Ended
	September 30,
	2007	2006

Cash Flows From Operating Activities:
Net Loss	$(83,076)	$(96,932)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Depreciation Expense	9,342	25,449
(Gain) Loss on Sale of Equipment	(6,160)	-
(Increase) Decrease in Commission Receivables	(11,485)	6,110
(Increase) Decrease in Inventory	(324)	-
(Increase) Decrease in Prepaid and Other Current Assets	202	-
Increase (Decrease) in Accounts Payable	30,765	23,773
Increase (Decrease) in Accrued Expenses	(255)	-
Increase (Decrease) in Related Party Payable	12,002	24,801

Net cash used in operating activities	(48,989)	(16,799)

Cash Flows From Investing Activities:
Proceeds from Sale of Equipment	6,160	-

Net cash provided by investing activities	6,160	-

Cash Flows From Financing Activities:
Proceeds from Bank Overdraft	6,625	3,377
Proceeds from Related Party Notes	36,204	11,389

Net cash provided by financing activities	42,829	14,766

Net Increase (Decrease) in cash	-	(2,033)

Cash - Beginning of Period	-	2,033

Cash - End of Period	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash Paid During Period The Period For:
Interest	$(16,791)	$(2,016)
Income Taxes	$(691)	$-

The accompanying notes are an integral part of these financial statements.

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS
(References to September 30, 2007 and 2006 are Unaudited)

Note 1.                                 Nature of Business and Summary of Significant Accounting Policies

Organization

NB Telecom, Inc. (the “Company”) was originally incorporated as NB Payphones Ltd. under the laws of the state of Pennsylvania on November 16, 1999. On December 27, 2005 we migrated our state of organization to the state of Nevada and effective March 23, 2006, our name changed to NB Telecom, Inc.

Nature of Business

NB Telecom, Inc. is currently a provider of both privately owned and company owned payphones (COCOT’s) and stations in Pennsylvania. The Company receives revenues from the collection of the payphone coinage, a portion of usage of service from each payphone and a percentage of long distance calls placed from each payphone from the telecommunications service providers. In addition, the Company also receives revenues from the service and repair of privately owned payphones, sales of payphone units and the sales of prepaid phone cards.

Interim Reporting

The unaudited financial statements as of September 30, 2007 and 2006 and for the nine months then ended, reflect in the opinion of management, all adjustments (which include only nominal recurring adjustments) necessary to fairly state the financial position and results of operations for The nine months ended. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Summary of Significant Accounting Policies

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS
(References to September 30, 2007 and 2006 are Unaudited)

Note 1.                                 Nature of Business and Summary of Significant Accounting Policies (Continued)

Summary of Significant Accounting Policies (Continued)

Concentrations of Credit Risk

The Company’s payphones are located primarily in Pennsylvania and usage of those phones may be affected by economic conditions in those areas.  The company has experienced about a 30% drop in revenue’s, due to increased competition from other payphone providers and increase usage of wireless communications.

The Company maintains cash balances with a financial institution insured by the Federal Deposit Insurance Corporation up to $100,000. There are no uninsured balances at September 30, 2007.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents for purposes of classification in the balance sheets and statement of cash flows. Cash and Cash equivalents consists of cash in bank (checking) accounts.

Fixed Assets and Depreciation

Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the useful lives of the related assets, which range from five to seven years.

Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred income taxes are recognized using the asset and liability method by applying tax rates to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for income tax rate changes.

Net (Loss) per Common Share

Net loss per common share has been calculated by taking the net loss for the current period and dividing by the weighted average shares outstanding at the end of the period.

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS
 (References to September 30, 2007 and 2006 are Unaudited)

Note 1.                                 Nature of Business and Summary of Significant Accounting Policies (Continued)

Summary of Significant Accounting Policies (Continued)

Revenue Recognition

The Company derives its primary revenue from the sources described below, which includes dial around revenues, coin collections, and telephone equipment repairs and sales. Other revenues generated by the company include, phone card sales, and commissions.

Dial around revenues are generated from calls to gain access to a different long distance carrier than is already programmed into the phone. Revenues from dial around calls are recorded based upon estimates until the coin collection revenues are generated when callers deposit coins into the phones to make calls. Coin revenues are recorded in an amount equal to the coins collected.  Revenues on commissions, phone card sales, and telephone equipment repairs and sales are realized when the services are provided.

Expense Allocation

The Company is part of a consolidated entity, USIP.Com, Inc and the Board of Directors of USIP has approved the spinoff of the Company. Expenses related to Insurance, Rent and Professional Fees were allocated proportionately to their business activities. The allocation was determined by the percentage of total expenses per each company to total expenses per the consolidated. Then the Insurance, Rent and Professional Fees were allocated to the companies based on this allocation percentage. The Company felt this was the best indication of operations done by the company. At the year ending December 31, 2006, the total expenses incurred by USIP.com was $88,415. NB Telecom recorded extra expenses per the allocation of $25,605  for the year ended December 31, 2006.

Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS
 (References to September 30, 2007 and 2006 are Unaudited)

Note 1.                                 Nature of Business and Summary of Significant Accounting Policies (Continued)

Recent Accounting Standards (Continued)

In February 2007, the FASB issued SFAS no, 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financials assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.

Note 2.                                Inventory

Inventory is valued at the lower of cost, determined on the first-in, first-out basis (FIFO), or market value. Inventory consists of the following:

	September 30, 2007	December 31, 2006
Parts and Accessories	$324	$-

Note 3.                                Commissions and Sales Receivable

Commissions and Sales Receivable consists of the following:

	September 30, 2007	December 31 2006
Commissions Receivable	$5,100	$-
Sales Receivable	7,608	1,223
	$12,708	$1,233

Note 4.	Related Party Note

The Company has a note payable to Craig Burton, President of the Company.  This note has a due date of November 21, 2007 and carries an interest of 10%.  The outstanding principal on the note was $5,000 as of September 30, 2007 and December 31, 2006.  The accrued interest was $1,001 and $570 as of September 30, 2007, December 31, 2006 respectively.

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS
 (References to September 30, 2007 and 2006 are Unaudited)

Note 4.	Related Party Note (Continued)

The Company has a note payable with a relative of Joseph Passalaqua, Secretary of the Company.  This note has a due date of November 21, 2007 and carries an interest of 10%. The outstanding principal on the note was $5,000 as of September 30, 2007 and December 31, 2006.
The accrued interest was $1,001 and $570 as of September 30, 2007, December 31, 2006, respectively.

The Company has a note payable with Joseph Passalaqua, Secretary of the Company.  This note has a due date of May 31, 2008 and carries an interest of 15%.  A new note payable was issued January 27, 2007 and carries interest of 10%.  The outstanding principal on the notes were $43,200 and $10,000 as of September 30, 2007 and December 31, 2006, respectively.  The accrued interest was $2,726 and $584 as of September 30, 2007 and  December 31, 2006, respectively.

Note 5.	Related Party Payable

As of September 30, 2007 and December 31, 2006 the Company had payables due to USIP.Com, Inc., in the amount of $143,588.

As of September 30, 2007 and December 31, 2006 the Company had a payable due to Datone, Inc., in the amount of $12,616 and $615.

Note 6.	Major Dial Around Compensation Providers (Commissions)

The Company received approximately 95% of total dial around and zero-plus compensation (commissions) from two providers.

Note 7.	Income Taxes

As of December 31, 2006, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $330,000 that may be offset against future taxable income through 2025.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2006	2005
Net Operating Losses & Other	112,200	49,692
Valuation Allowance	(112,200)	(49,692)
	-	-

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS
(References to September 30, 2007 and 2006 are Unaudited)

Note 7.	Income Taxes (Continued)

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2006	2005
Provision (Benefit) at US Statutory Rate	(62,262)	(30,426)
Other Differences	(246)	7,139
Increase (Decrease) in Valuation Allowance	62,508	23,287
	-	-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

Note 8.                                 Going Concern Considerations

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years.  The company has a current ratio of .034 for the period ended September 30, 2007, and has a deficit in stockholders’ equity.  The Company’s ability to continue as a going concern is dependent upon obtaining the additional capital as well as additional revenue to be successful in its planned activity.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS
 (References to September 30, 2007 and 2006 are Unaudited)

Note 9.                      Merger and Spinoff

On  December  27,  2005 the  Company  signed  an  Agreement  and Plan of  Merger ("Agreement")  with  NB  Telecom,   Inc.,  ("Telecom")  a  newly  formed  Nevada corporation.  Under the terms of the proposed Merger the Company shall be merged into Telecom, with Telecom continuing as the surviving corporation.  The Merger became effective as of March 23, 2006. The SEC granted effectiveness for NB Telecom July 19, 2007.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

The following is a discussion and analysis of the results of operations of our company and should be read in conjunction with our financial statements and related notes contained in the Form 10-QSB. This Form 10-QSB contains forward looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, “continue”, or other similar words. You should read statements that contain these words carefully because they discuss our future expectations contain projections of our future results of operation or financial condition or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this Quarterly statement provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Actual results may differ materially from current expectations. Among the factors that could affect our actual results and could cause results to differ from those contained in the forward-looking statements contained herein is our ability to expand our customer base, which will be dependent on business, financial and other factors beyond our control, including, among others, seasonal aspects such as the winter months that tend to reduce the frequency of outdoor payphone use, ability to increase our size and marketing area by purchasing payphones and locations from independent telephone companies, and whether the public uses our payphones, together with all the risks inherent in the establishment of a new enterprise and marketing of new products.

BASIS OF PRESENTATION

The unaudited financial statements of NB Telecom, Inc. (“NB”, the “Company”, “our”, or “we”), include the accounts of NB Telecom, Inc. The unaudited financial statements of NB present herein, should be read in conjunction with the audited financial statements of NB as of and for the year ended December 31, 2006. In the opinion of management, the unaudited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

We prepare our  financial statements in accordance with generally accepted accounting principles, which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from these estimates.

Certain of the statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the  forward-looking statements.

Impact of Inflation

Inflation is not considered a material factor affecting the Company’s business. General operating expenses such as salaries, and employee benefits are, however, subject to normal inflationary pressures

Seasonality

The Company’s revenues from payphone operation are affected by seasonal variations, geographic distribution of payphones and type of location.  Because the Company operates in the northeastern part of the country with many of the payphones located outdoor, weather patterns affect our revenue streams. Revenues drop off significantly during winter and conversely show an increase in the spring and summer. Revenues are generally lowest in the first quarter and highest in the third quarter.

As of September 30, 2007, we owned and operated a network of approximately 125 payphones. Our installed payphone base generates revenue from three principle sources: coin-calls and non-coin calls, sales and service of payphones and pre-paid phone cards.

1.           Commission Income.

Commission income includes commissions from operator service telecommunications companies and commissions for toll free calls from all payphones. The commissions for operator services are paid 45 days in arrears. Dial Around compensation is billed quarterly and received three and one half months behind the billed quarter.

2.           Coin calls.

Coin calls represent calls paid for by customers who deposit coins into the payphones. Coin call revenue is recorded as the actual amount of coins collected from the payphones. Some coin collections are made on a daily basis and others more often if the particular payphone has significant usage. The coins are counted in house and deposited weekly.

3.           Payphone sales, repairs and pre-paid phone card sales.

We derive income from the sale and repair of a payphone. We can negotiate the sale, of a payphone to a site owner when it becomes cost prohibitive to maintain or if a customer offers to buy the phone at a price that is favorable to our company. The new owner or lessee becomes responsible for the maintenance and operational costs of the payphone. We sell pre-paid phone cards at some of our payphone locations. Sales and repairs of payphones and the sale of pre-paid phone cards are not subject to the same collection delays as the other types of operating income.

Costs Related to our operation.

The principle costs related to the ongoing operation of the Company’s payphones include telephone charges, commissions, service, maintenance and network costs. Telephone charges consist of payments made by the Company to LEC or competitive Local Exchange Carriers and long distance carrier for access to and use of their telecommunications networks. Commission expense represents payments to owners or operators of the premises at which a payphone is located.  Service, maintenance and network cost represent the cost of servicing and maintaining the payphones on an ongoing basis.

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006
REVENUES

Our total revenue decreased by $234 or approximately 1.3%, from $18,576 in the three months ended September 30, 2006 to $18,342 in the three months ended September 30, 2007. This decrease was primarily attributable to the decrease in payphone sales revenue.

Our commissions decreased by $1,815 or approximately 99.4%, from $1,825 in the three months ended September 30, 2006 to $10 in the three months ended September 30, 2007. This decrease was primarily due to reduced number of payphones in the field.

Our coin call revenues decreased by $996 or approximately 49.1%, from $2,028 in the three months ended September 30, 2006 to $1,032 in the three months ended September 30, 2007. The decrease in coin call revenue was primarily attributable to the reduced number of payphones we operated coupled with the increased competition from wireless communication services.

Our non-coin call revenue, which is comprised primarily of dial-around revenue increased $2,155 approximately 37.1% from $5,810 in the three months ended September 30, 2006 to $7,965 in the three months ended September 30, 2007. This increase was primarily attributable to increase in advertising on the payphones.

Service & Repair Sales increased by $422 when compared to the same period in 2006.

COSTS OF SALES

Our overall cost of sales decreased in the three months ending September 30, 2007 by $19,655 or approximately 59.3% when compared to the three months ending September 30, 2006. This decrease in our overall cost is primarily due to 25% less payphones. Our telecommunication costs decreased by $9,385, due to the cost of providing telephone service to 25% less phones. This number reflects an overall reduction of payphones due to our ongoing strategy of identifying and removing unprofitable payphones. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site.

Depreciation expense decreased by $10,270 when compared to the same period in 2006. This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners. Once a payphone is sold to the site owner it is removed from our assets and depreciation schedules. We own telephone equipment and motor vehicles, which provide a service for a number of years. The term of service is commonly referred to as the “useful life” of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $9,706 or approximately 30.4% over the same period in 2006. This decrease was primarily attributable to the decrease in salaries and related payroll taxes. Salaries and related payroll taxes decreased by $19,868 when compared to the same period in 2006. Our insurance expense increased by $772 when compared to the same fiscal period 2006. Rent decreased by $135 when compared to 2006. Professional fees increased by $9,769 over 2006. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Our telephone, utilities, office, and vehicle expenses, together account for a decrease of $244 when compared to the same period ending September 30, 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES

Our total revenue increased by $485 or approximately 0.9%, from $53,178 in the nine months ended September 30, 2006 to $53,663 in the nine months ended September 30, 2007. This increase was primarily attributable to the increase of dial around revenue.

Our commissions increased by $1,271 or approximately 26.4%, from $4,809 in the nine months ended September 30, 2006 to $6,080 in the nine months ended September 30, 2007.  This increase was primarily due to an increase in long distance phone calls derived from advertisements on our network of payphones.

Our coin call revenues decreased by $1,859 or approximately 26.5%, from $7,020 in the nine months ended September 30, 2006 to $5,161 in the nine months ended September 30, 2007. The decrease in coin call revenue was primarily attributable to the reduced number of payphones we operated coupled with the increased competition from wireless communication services. We reduced our network of payphones approximately 25% during the period.

Our non-coin call revenue, which is comprised primarily of dial-around revenue increased $2,657 approximately 22% from $12,051 in the nine months ended September 30, 2006 to $14,708 in the nine months ended September 30, 2007. This increase was primarily attributable to an increase in long distance calls derived from advertisements on our network of payphones.

Service & Repair Sales decreased by $1,584 when compared to the same period in 2006.

COSTS OF SALES

Our overall cost of sales decreased in the nine months ending September 30, 2007 by $30,038 or approximately 35.9% when compared to the nine months ending September 30, 2006. This decrease in our overall cost is primarily due to 25% less payphones. Our telecommunication costs decreased by $13,380, due to the cost of providing telephone service to 25% less phones. This number reflects an overall reduction of payphones due to our ongoing strategy of identifying and removing unprofitable payphones. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site.

Depreciation expense decreased by $16,107 when compared to the same period in 2006. This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners. Once a payphone is sold to the site owner it is removed from our assets and depreciation schedules. We own telephone equipment and motor vehicles, which provide service for a number of years. The term of service is commonly referred to as the “useful life” of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

Our cost of sales for repairs, service, travel and supplies decreased by $551 a direct result of the management team’s ongoing efforts to reduce cost.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $5,726 or approximately 8.88% over the same period in 2006. This increase was primarily attributable to the fees we pay to accountants and attorneys throughout the year for performing various tasks. Salaries and related payroll taxes decreased by $10,240 when compared to the same period in 2006. Our insurance expense decreased by $2,133 when compared to the same fiscal period 2006. Rent increased by $228 when compared to 2006. Professional fees increased by $19,211 over 2006 Our telephone, utilities, office, and vehicle expenses, together account for a decrease of $1,340 when compared to the same period ending September 30, 2006.

GOING CONCERN QUALIFICATION

In their Independent Auditor’s Report for the fiscal year ending December 31, 2006, Robison, Hill & Co. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Our primary sources of liquidity have been loans from related parties. As of September 30, 2007, we have a note payable to Joseph Passalaqua, in the amount of $45,924.

RISKS ASSOCIATED WITH OUR BUSINESS

In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and prospects:

UNLESS WE CAN REVERSE OUR HISTORY OF LOSSES, WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2006 through 2007, and the losses are projected to continue in 2008. We have been concentrating on the development of our products, services and business plan. Our management believes that we can be profitable and that our business plan will be successful; however, there is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

WE WILL NEED ADDITIONAL CAPITAL FINANCING IN THE FUTURE.

We may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on reasonable terms, or at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing.

IF WE ENGAGE IN ACQUISITIONS, WE MAY EXPERIENCE SIGNIFICANT COSTS AND DIFFICULTY ASSIMILATING THE OPERATIONS OR PERSONNEL OF THE ACQUIRED COMPANIES, WHICH COULD THREATENOUR FUTURE GROWTH.

If we make any acquisitions, we could have difficulty assimilating the operations, technologies and products acquired or integrating or retaining personnel of acquired companies. In addition, acquisitions may involve entering markets in which we have no or limited direct prior experience. The occurrence of any one or more of these factors could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, pursuing acquisition opportunities could divert our management's attention from our ongoing business operations and result in decreased operating performance. Moreover, our profitability may suffer because of acquisition-related costs or amortization of acquired goodwill and other intangible assets. Furthermore, we may have to incur debt or issue equity securities in future acquisitions. The issuance of equity securities would dilute our existing stockholders.

IF WE CANNOT ATTRACT, RETAIN, MOTIVATE AND INTEGRATE ADDITIONAL SKILLED PERSONNEL, OUR ABILITY TO COMPETE WILL BE IMPAIRED.

Many of our current and potential competitors have more employees than we do. Our success depends in large part on our ability to attract, retain and motivate highly qualified management and technical personnel. We face intense competition for qualified personnel. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. If we are unable to continue to employ our key personnel or to attract and retain qualified personnel in the future, our ability to successfully execute our business plan will be jeopardized and our growth will be inhibited.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS OR MAY BE SUED BY THIRD PARTIES FOR INFRINGEMENT OF THEIR PROPRIETARY RIGHTS.

The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of trade secret, copyright or patent infringement. We may inadvertently infringe a patent of which we are unaware. In addition, because patent applications can take many years to issue, there may be a patent application now pending of which we are unaware that will cause us to be infringing when it is issued in the future. If we make any acquisitions, we could have similar problems in those industries. Although we are not currently involved in any intellectual property litigation, we may be a party to litigation in the future to protect our intellectual property or as a result of our alleged infringement of another's intellectual property, forcing us to do one or more of the following:

Cease selling, incorporating or using products or services that incorporate the challenged intellectual property;
Obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms; or
Redesign those products or services that incorporate such technology.

A successful claim of infringement against us, and our failure to license the same or similar technology, could adversely affect our business, asset value or stock value. Infringement claims, with or without merit, would be expensive to litigate or settle, and would divert management resources.

Our employees may be bound by confidentiality and other nondisclosure agreements regarding the trade secrets of their former employers. As a result, our employees or we could be subject to allegations of trade secret violations and other similar violations if claims are made that they breached these agreements.

BECAUSE OUR OFFICERS AND DIRECTORS ARE INDEMNIFIED AGAINST CERTAIN LOSSES, WE MAY BE EXPOSED TO COSTS ASSOCIATED WITH LITIGATION.

If our directors or officers become exposed to liabilities invoking the indemnification provisions, we could be exposed to additional unreimbursable costs, including legal fees. Our articles of incorporation and bylaws provide that our directors and officers will not be liable to us or to any shareholder and will be indemnified and held harmless for any consequences of any act or omission by the directors and officers unless the act or omission constitutes gross negligence or willful misconduct. Extended or protracted litigation could have a material adverse effect on our cash flow.

WE WILL DEPEND ON OUTSIDE MANUFACTURING SOURCES AND SUPPLIERS.

We may contract with third party manufacturers to produce our products and we will depend on third party suppliers to obtain the raw materials necessary for the production of our products. We do not know what type of contracts we will have with such third party manufacturers and suppliers. In the event we outsource the manufacturing of our products, we will have limited control over the actual production process. Moreover, difficulties encountered by any one of our third party manufacturers, which result in product defects, delayed or reduced product shipments, cost overruns or our inability to fill orders on a timely basis, could have an adverse impact on our business. Even a short-term disruption in our relationship with third party manufacturers or suppliers could have a material adverse effect on our operations. We do not intend to maintain an inventory of sufficient size to protect ourselves for any significant period of time against supply interruptions, particularly if we are required to obtain alternative sources of supply.

OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control:

Variations in our quarterly operating results;
Changes in financial estimates of our revenues and operating results by securities analysts;
Changes in market valuations of telecommunications equipment companies;
Announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
Additions or departures of key personnel;
Future sales of our common stock;
Stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock;
Commencement of or involvement in litigation.

In addition, the equity markets have experienced volatility that has particularly affected the market prices of equity securities issued by technology companies and that often has been unrelated or disproportionate to the operating results of those companies. These broad market fluctuations may adversely affect the market price of our common stock.

WE DO NOT ANTICIPATE PAYING ANY DIVIDENDS ON OUR COMMON STOCK.

We have not paid any dividends on our Common Stock since inception and do not anticipate paying any dividends on our Common Stock in the foreseeable future. Instead, we intend to retain any future earnings for use in the operation and expansion of our business.

WE ARE CURRENTLY SUBJECT TO SEC REGULATIONS RELATING TO LOW-PRICED STOCKS, THE MARKET FOR OUR COMMON STOCK COULD BE ADVERSELY AFFECTED.

The Securities and Exchange Commission has adopted regulations concerning low-priced (or "penny") stocks. The regulations generally define "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  If our shares are offered at a market price less than $5.00 per share, and do not qualify for any exemption from the penny stock regulations, our shares may become subject to these additional regulations relating to low-priced stocks.

The penny stock regulations require that broker-dealers, who recommend penny stocks to persons other than institutional accredited investors make a special suitability determination for the purchaser, receive the purchaser's written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents that identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules.

The additional burdens imposed upon broker-dealers by these penny stock requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of our common stock and our shareholders' ability to sell our common stock in the secondary market.

ITEM 3.   CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's  principal executive officer and our principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation our principal executive officer and our principal financial officer concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

(b) Changes in Internal Controls

Based on their evaluation as of September 30, 2007, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES ANS USE OF PROCEEDS.

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION

3	*Articles of Incorporation filed on December 1, 2005.
3.1	*Bylaws.

31.1	Sarbanes-Oxley Act of 2002 Section 302 Certification for Craig Burton
31.2	Sarbanes-Oxley Act of 2002 Section 302 Certification for Paul Kelly
32.1	Sarbanes-Oxley Act of 2002 Section 906 Certification for Craig Burton
32.2	Sarbanes-Oxley Act of 2002 Section 906 Certification for Paul Kelly
___________________________________________________

*Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on May 16, 2006.

(b)           Reports on Form 8K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NB Telecom, Inc.
(Registrant)

Dated: November 19, 2007	/s/ CRAIG BURTON
Craig Burton
Secretary NB Telecom, Inc.

Dated: November 19, 2007	/s/ Paul Kelly
Paul Kelly
President, NB Telecom, Inc.