Form 10-K
period 2007-12-31
NB Telecom, Inc.
filed 2008-04-15
CIK 1353970

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-134073
_______________________________________________

NB TELECOM, INC.

(Exact name of registrant as specified in its charter)
______________________________________________

Nevada	04-3836208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

106 May Drive
Saxonburg, Pennsylvania	16056
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code: (724) 352-7606

_____________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]                                                      Accelerated filer [  ]
Non-accelerated filer [  ]                                           Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]   No [ X ]

The Company has no non-voting common stock.  The aggregate market value of the Company's voting common stock held by non-affiliates as of December 31, 2007 could not be determined because there have been no recent sales of such stock and there is no established public trading market.

As of December 31, 2007 49,632,222 shares of the Company's $.0001 par value common stock were issued and outstanding.

State issuer’s revenues for its most recent fiscal year: $71,291

As of December 31, 2007 the aggregate market value of the common stock held by non-affiliates was approximately $591,106 based upon the closing price on December 31, 2007 of $.05. As of December 31, 2007, there were 49,632,222 shares of common stock outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes [  ]    No [ X ]

ITEM 1.  BUSINESS.

GENERAL OVERVIEW

NB Telecom, Inc. was originally incorporated as NB Payphones, Inc. on November 16, 1999 under the laws of Pennsylvania. On April 29, 2000, all our outstanding shares of common stock were purchased by USIP, and we operated as a wholly-owned subsidiary of USIP. On March 23, 2006, the corporate domicile of NB Payphones, Inc. was migrated to Nevada, and our name was changed to NB Telecom, Inc. On August 24, 2007 all our common stock was spun off to the shareholders of USIP, and since the spin-off we have been an independent company and we are no longer a subsidiary of USIP.

SMART PAYPHONE TECHNOLOGY

Our payphones utilize “smart” technology which provides oral calling instructions, detects and counts coins deposited during each call, informs the caller at certain intervals of the time remaining on each call, identifies the need for and the amount of an additional deposit in order to continue the call, and provides other functions associated with the completion of calls. Through the use of programmable memory chips, the payphones can also be programmed and reprogrammed from our central computer facilities to update rate information or to direct different types of calls to particular carriers. Our payphones can also distinguish coins by size and weight, report to our central host computer the total amount of coin in the coin box, perform self-diagnosis and automatically report problems to a pre-programmed service number.

CUSTOMER SERVICE

The technology we use enables us to (i) respond quickly to equipment malfunctions and (ii) maintain accurate records of payphone activity, which can be verified by customers. We strive to minimize “downtime” on our payphones by identifying service problems as quickly as possible. We employ both advanced telecommunications technology and trained field technicians as part of our commitment to provide superior customer service. The records generated through our technology also allow for more timely and accurate payment of commissions to Location Owners.

OPERATIONS

As of December 31, 2007, we owned and operated approximately 97 payphones in Pennsylvania.

COIN CALLS

Our payphones generate coin revenues primarily from local calls. Historically, the maximum rate that could be charged for local calls was generally set by state regulatory authorities and in most cases was $0.25 through October 6, 1997. We charge $0.35, and $0.50. In ensuring “fair compensation” for all calls, the FCC determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed demonstration by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order that upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain payphones owners, began to increase rates for local coin calls from $0.25 to $0.35.

Long distance carriers that have contracted to provide transmission services to our payphones typically carry long distance coin calls. We pay a charge to the long-distance carrier each time the carrier transports a long-distance call for which we receive coin revenue from an end user.

NON-COIN CALLS

We also receive revenue from non-coin calls made from our payphones. Traditional non-coin calls include credit card, calling card, prepaid calling card, collect and third party billed calls where the caller dials “0” plus the number or simply dials “0” for an operator. The services needed to complete a non-coin call include providing an automated or live operator to answer the call, verifying billing information, validating calling cards and credit cards, routing and transmitting the call to its destination, monitoring the call's duration and determining the charge for the call, and billing and collecting the applicable charge. We have contracted with operator service providers to handle these calls and perform all associated functions, while paying us a commission on the revenues generated.

REGULATIONS AND DIAL-AROUND COMPENSATION

On September 20, 1996 the Federal Communications Commission (“FCC”) adopted rules, which became effective November 7, 1996, initially mandating dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month. Commencing October 7, 1997 and ending October 6, 1998 the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties challenged certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997 a federal court vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate.

In accordance with the court's mandate, on October 9, 1997 the FCC adopted a second order, establishing a rate of $0.284 per call for the first two years of per-call compensation (October 7, 1997 through October 6, 1999). An inter-exchange Carriers (“IXC”) is a common carrier providing long distance connections between local telephone areas, and they include AT&T, MCI and Sprint. Under the 1997 Payphone Order IXC's were required to make the per-call payments to payphone service providers, beginning October 7, 1997. On May 15, 1998 the court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 default rate.

On February 4, 1999 the FCC released a third order in which the FCC abandoned its efforts to derive a “market based” default dial-around compensation rate and instead adopted a “cost based” rate of $0.24 per dial-around call. This rate became effective on April 21, 1999 and served as a default rate through January 31, 2002.

In a decision released January 31, 2002 the FCC partially addressed the remaining issues concerning the “true-up” required for interim and intermediate period compensation. The FCC adjusted the per-call rate to $0.229, for the interim period only, to reflect a different method of calculating the delay in IXC payments to payphone services provider's (“PSPs”) for the interim period, and determined that the total interim period compensation should be $33.89 per payphone per month ($0.229 times an average of 148 calls per payphone per month). A payphone service provider is a Company that installs and monitors payphones. The 2002 Payphone Order deferred to a later order its determination of the allocation of this total compensation rate among the various carriers required to pay compensation for the interim period.

On October 23, 2002 the FCC released its Fifth Order on Reconsideration and Order on Remand, which resolved the remaining issues surrounding the interim/intermediate period true-up and specifically how monthly per-phone compensation owed to PSPs is to be allocated among the relevant dial-around carriers. The Interim Order also resolves how certain offsets to such payments will be handled and a host of other issues raised by parties in their remaining FCC challenges to the 1999 Payphone Order and the 2002 Payphone Order. In the Interim Order the FCC ordered a true up for the interim period and increased the adjusted monthly rate to $35.22 per payphone per month, to compensate for the three-month payment delay inherent in the dial-around payment system. The new rate of $35.22 per payphone per month is a composite rate, allocated among approximately five hundred carriers based on their estimated dial-around traffic during the interim period. The FCC also ordered true-up requiring PSPs, to refund an amount equal to $0.046 (the difference between the old $0.284 rate and the current $0.238 rate) to each carrier that compensated the PSP on a per-call basis during the intermediate period. Interest on additional payments and refunds is to be computed from the original payment date, at the IRS prescribed rate applicable to late tax payments. As of this date, dial around compensation to PSP’s is $.49 per call. As a result of these dial around compensation rules, we received approximately $19,808 in dial-around compensation during 2007.

Our objectives are to continue to review our overall cost structure, improve route density and service quality, monitor and take action on our under performing telephones. We have implemented the following strategy to meet our objectives.

CUSTOMERS, SALES AND MARKETING

The Location Owners with whom we contract are a diverse group of small and medium sized businesses, which are frequented by individuals needing payphone access. The majority of our payphones are located at convenience stores, truck stops, service stations, grocery stores, colleges and hospitals.

Before we install a phone, we search for, and utilize historical revenue information about each payphone location. In locations where historical revenue information is not available, we rely on our site survey to examine geographic factors, population density, traffic patterns and other factors in determining whether to install a payphone. We recognize, however, that recent changes in payphone traffic volumes and usage patterns being experienced on an industry-wide basis warrant a continued assessment of the location and deployment of our payphones. Generally, we pay the phone line owners approximately $40 per month per phone line.

SERVICE AND EQUIPMENT SUPPLIERS

Our primary suppliers provide payphone components, local line access, long-distance transmission and operator services. To promote acceptance by end users accustomed to using RBOC or Local Exchange Carrier (“LEC”) owned payphone equipment, we utilize payphones designed to be similar in appearance and operation to payphones owned by LEC. A LEC is a local phone company, which can be either a call operating company or an integrated company which traditionally had the exclusive franchise rights and responsibilities to provide local transmission and switching services.

We purchase circuit boards from various manufacturers for repair and installation of our payphones. We primarily obtain local line access from various LECs, including Verizon, North Pittsburgh Telephone Co. and various other incumbent and competitive suppliers of local line access. Generally, we are charged approximately $40 per month per payphone, on the average, for local line access. New sources of local line access are expected to emerge as competition continues to develop in local service markets. Long-distance services are provided to our company by various long-distance and operator service providers, including AT&T, Qwest, ILD Telecommunications, Inc., and others.

We expect the basic availability of such products and services to continue in the future; however, the continuing availability of alternative sources cannot be assured. Although we are not aware of any current circumstances that would require us to seek alternative suppliers for any material portion of the products or services used in the operation of our business, transition from our existing suppliers, if necessary, could have a disruptive effect on our operations and could give rise to unforeseen delays and/or expenses.

ASSEMBLY AND REPAIR OF PAYPHONES

We assemble and repair payphone equipment for our use. The assembly of payphone equipment provides us with technical expertise used in the operation, service, maintenance and repair of our payphones. We assemble, refurbish or replace payphones from standard payphone components either obtained from our inventory or purchased from component manufacturers. These components include a metal case, an integrated circuit board incorporating a microprocessor, a handset and cord, and a coin box and lock. On the occasion when components are not available from inventory, we can purchase the components from several suppliers. We do not believe that the loss of any single supplier would have a material adverse effect on our assembly operations.

Our payphones comply with all material regulatory requirements regarding the performance and quality of payphone equipment and have all of the operating characteristics required by the applicable regulatory authorities, including free access to local emergency (911) telephone numbers, dial-around access to all available carriers, and automatic coin return capability for incomplete calls.

TECHNOLOGY

The payphone equipment we install makes use of microprocessors to provide voice prompted calling instructions, detect and count coin deposits during each call, inform the caller at certain intervals of the time remaining on each call, identify the need for and the amount of an additional deposit and other functions associated with completion of calls. Through the use of memory chips, our payphones can also be programmed and reprogrammed from our central computer facilities to update rate information or to direct different kinds of calls to particular carriers.

Our payphones can distinguish coins by size and weight, report to a remote location the total coins in the coin box, perform self-diagnosis and automatically report problems to a pre-programmed service number, and immediately report attempts at vandalism or theft. Many of our payphones operate on power available from the telephone lines, thereby avoiding the need for and reliance upon an additional power source at the installation location.

We provide all technical support required to operate the payphones, such as computers and software at our headquarters in Saxonburg, Pennsylvania. Our assembly and repair support provides materials, equipment, spare parts and accessories to maintain our payphones.

MAJOR CUSTOMERS

No individual customer accounted for more than 5% of our consolidated revenues in 2005, 2006 and 2007.

COMPETITION

We compete for payphone locations directly with RBOCs, LECs and other IPPs. We also compete, indirectly, with long-distance companies, which can offer Location Owners commissions on long-distance calls made from LEC-owned payphones. We compete with LECs and long-distance companies who may have substantially greater financial, marketing and other resources.

We believe that our principal competition is from providers of wireless communications services for both local and long distance traffic. Certain providers of wireless communication services have introduced rate plans that are competitively priced with certain of the products offered by us, and have negatively impacted the usage of payphones throughout the nation.

We believe that the competitive factors among payphone providers are (1) the commission payments to a Location Owner, (2) the ability to serve accounts with locations in several LATAs or states, (3) the quality of service and the availability of specialized services provided to a Location Owner and payphone users, and (4) responsiveness to customer service needs. We believe that we are currently competitive in each of these areas.

Additionally, a number of domestic IPPs continue to experience financial difficulties from various competitive and regulatory factors impacting the pay telephone industry generally, which may impair their ability to compete prospectively. We believe that these circumstances create an opportunity for us to obtain new location agreements and reduced site commissions going forward, however, this may not occur. There are no guarantees that we will be able to obtain new location agreements that are advantageous to our company. Also, in view of this competitive environment, we will seek opportunities to maximize shareholder value through acquisitions, and mergers with other companies and businesses that present attractive opportunities for us.

We compete with long-distance carriers that provide dial-around services that can be accessed through our payphones. Certain national long-distance operator service providers and prepaid calling card providers have implemented extensive advertising promotions and distribution schemes which have increased dial-around activity on payphones owned by LECs and IPPs, including our company, thereby reducing traffic to our primary providers of long-distance service. While we do receive compensation for dial-around calls placed from our payphones, regulatory efforts are underway to improve the collection system and provide us with the ability to collect that portion of dial-around calls that are owed.

OUR EMPLOYEES

Our President, Paul Kelly, is our only full time employee. In addition, we also hire advisers and temporary employees on an as needed basis. We may, from time to time, supplement our regular work force as necessary with temporary and contract personnel. We have no part-time employees at this time.  None of our employees are represented by a labor union. We believe we have a good relationship with our employees.

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report (including the foregoing “Description of Business” and the section below entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements that involve risks and uncertainties. You should exercise extreme caution with respect to all forward-looking statements contained in this report. Specifically, the following statements are forward-looking:

• statements regarding our overall strategy for expansion of our company, including without limitation our intended markets and future products;

• statements regarding our research and development efforts;

• statements regarding the plans and objectives of our management for future operations, including, without limitation, plans to explore other non telecommunication business along with the size and nature of the costs we expect to incur and the people and services we may employ;

• statements regarding the future of our company, our competition or regulations that may affect us;

• statements regarding our ability to compete with third parties;

• any statements using the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar words; and

• any statements other than historical fact.

We believe that it is important to communicate our future expectations to our shareholders. Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed in “Risks Associated with Our Business.” Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described in this report. There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

Any person or entity may read and copy our reports filed with the Securities and Exchange Commission at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC toll free at 1-800-SEC-0330. The SEC also maintains an Internet site at HTTP://WWW.SEC.GOV where reports, proxies and informational statements on public companies may be viewed by the public.

ITEM 1A.  RISK FACTORS

UNLESS WE CAN REVERSE OUR HISTORY OF LOSSES, WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2006 through 2007, and the losses are projected to continue in 2008. Our net losses were $183,124 and $110,321 for fiscal years ended 2006 and 2007 respectively.

WE MAY NOT SUCCEED OR BECOME PROFITABLE.

We will need to generate significant revenues to achieve profitability and we may be unable to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability in the future. We expect that our expenses will continue to increase and there is no guarantee that we will not experience operating losses and negative cash flow from operations for this fiscal year or for the foreseeable future. If we do not achieve or sustain profitability, then we may be unable to continue our operations.

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

IF WE ENGAGE IN ACQUISITIONS, WE MAY EXPERIENCE SIGNIFICANT COSTS AND DIFFICULTY ASSIMILATING THE OPERATIONS OR PERSONNEL OF THE ACQUIRED COMPANIES, WHICH COULD THREATEN OUR FUTURE GROWTH.

If we make any acquisitions, we could have difficulty assimilating the operations, technologies and products acquired or integrating or retaining personnel of acquired companies. In addition, acquisitions may involve entering markets in which we have no or limited direct prior experience. The occurrence of any one or more of these factors could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, pursuing acquisition opportunities could divert our management’s attention from our ongoing business operations and result in decreased operating performance. Moreover, our profitability may suffer because of acquisition-related costs or amortization of acquired goodwill and other intangible assets. Furthermore, we may have to incur debt or issue equity securities in future acquisitions. The issuance of equity securities would dilute our existing stockholders.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS OR MAY BE SUED BY THIRD PARTIES FOR INFRINGEMENT OF THEIR PROPRIETARY RIGHTS.

The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of trade secret, copyright or patent infringement. We may inadvertently infringe a patent of which we are unaware. In addition, because patent applications can take many years to issue, there may be a patent application now pending of which we are unaware that will cause us to be infringing when it is issued in the future. If we make any acquisitions, we could have similar problems in those industries. Although we are not currently involved in any intellectual property litigation, we may be a party to litigation in the future to protect our intellectual property or as a result of our alleged infringement of another’s intellectual property, forcing us to do one or more of the following:

• Cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

• Obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms; or

• Redesign those products or services that incorporate such technology.

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

WE WILL DEPEND ON OUTSIDE MANUFACTURING SOURCES AND SUPPLIERS.

We may contract with third party manufacturers to produce our products and we will depend on third party suppliers to obtain the raw materials necessary for the production of our products. We do not know what type of contracts we will have with such third party manufacturers and suppliers. In the event we outsource the manufacture of our products, we will have limited control over the actual production process. Moreover, difficulties encountered by any one of our third party manufacturers, which result in product defects, delayed or reduced product shipments, cost overruns or our inability to fill orders on a timely basis, could have an adverse impact on our business. Even a short-term disruption in our relationship with third party manufacturers or suppliers could have a material adverse effect on our operations. We do not intend to maintain an inventory of sufficient size to protect ourselves for any significant period of time against supply interruptions, particularly if we are required to obtain alternative sources of supply.

THE REPORT OF OUR INDEPENDENT AUDITORS INDICATES UNCERTAINTY CONCERNING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent auditors have raised substantial doubt about our ability to continue as a going concern. This may impair our ability to implement our business plan, and we may never achieve significant revenues and therefore remain a going concern.

RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS

As part of our business strategy, we may make acquisitions of, or investments in, companies, businesses, products or technologies. Any such future acquisitions would be accompanied by the risks commonly encountered in such acquisitions. Those risks include, among other things:

- the difficulty of assimilating the operations and personnel of the acquired companies,
- the potential disruption of our business or business plan,
- the diversion of resources from our existing businesses, and products,
- the inability of management to integrate acquired businesses or assets into our business plan, and
- additional expense associated with acquisitions.

We may not be successful in overcoming these risks or any other problems encountered with such acquisitions, and our inability to overcome such risks could have a material adverse effect on our business, financial condition and results of operations.

POSSIBLE ISSUANCE OF ADDITIONAL SHARES WITHOUT STOCKHOLDER APPROVAL COULD DILUTE STOCKHOLDERS

We currently have approximately 49,632,222 Shares of common stock outstanding. There are currently no other material plans, agreements, commitments or undertakings with respect to the issuance of additional shares of common stock or securities convertible into shares of our common stock. Additional shares could be issued in the future, and the result of the issuance of additional shares would be to further dilute the percentage ownership of our common stock held by our stockholders.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

There is currently no market for our common stock and no market may develop. We currently plan to apply for listing of our common stock on the OTC Bulletin Board. However, our shares may not be traded on the bulletin board or, if traded, a public market may not materialize. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

THE BOARD OF DIRECTORS POWER TO ISSUE PREFERRED STOCK, COULD DILUTE THE OWNERSHIP OF EXISTING SHAREHOLDERS AND THIS MAY INHIBIT POTENTIAL ACQUIRES OF THE COMPANY.

Our articles of organization grant the board of directors the power to issue preferred stock with terms and conditions, including voting rights that they deem appropriate. The exercise of the discretion of the board to issue preferred stock and/or common stock could dilute the ownership rights and the voting rights of current shareholders. In addition, this power could be used by the Board to inhibit potential acquisitions by a third party.

THE ADVENT OF WIRELESS PHONES HAS LESSENED THE DEMAND FOR PAYPHONES.

The proliferation of wireless phones has significantly reduced the demand for payphones and we expect that trend to continue. Certain rate plans that provide unlimited long distance service and calling fees that are fixed or minimal have and are expected to continue to negatively affect our revenues and opportunity for growth.

DIAL AROUND SERVICES.

We compete with long distance carriers that provide dial around services that can be accessed through our payphones. The popularity of these services is increasing, and the use of these services reduces the fees we receive for long distance calls placed from our phones.

THERE IS NO PUBLIC MARKET FOR OUR COMMON STOCK.

Our common stock currently is not publicly traded. However, a trading market for the shares may develop in the future. If a public market does develop the public market will establish trading prices for our common stock. An active public market for our common stock may not develop or be sustained.

WE DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK.

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant. Shareholders must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. If our common stock does not appreciate in value, or if our common stock loses value, our stockholder may lose some or all of their investment in our shares.

ITEM 2.   PROPERTIES.

We utilize the office of our president on a rent free basis, and therefore we have no lease. Our tangible property consists of office equipment, inventory and supplies for repairing and replacing our payphones that are in service. This property is located in Saxonburg, Pennsylvania.

ITEM 3.   LEGAL PROCEEDINGS.

Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANTS RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	MARKET INFORMATION. The Company's common stock is not trading on any public trading market or stock exchange.

(b)	HOLDERS. As of December 31, 2007, there were approximately 308 record holders of 49,632,222 shares of the Company's common stock.

(c)
DIVIDEND POLICY. We have not declared or paid any cash dividends on our common stock and we do not intend to declare or pay any cash dividend in the foreseeable future.  The payment of dividends, if any, is within the discretion of our Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as our Board of Directors may consider.

(d)	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.

(e)	RECENT SALE OF UNREGISTERED SECURITIES. During the year ended December 31, 2007, we did not have any sales of securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

-	discuss our future expectations;
-	contain projections of our future results of operations or of our financial condition; and
-	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this prospectus. See "Risk Factors."

Organization and Basis of Presentation

We are currently a provider of both privately owned and company owned payphones (COCOT’s) and stations in Pennsylvania. The Company receives revenues from the collection of the payphone coinage, a portion of usage of service from each payphone and a percentage of long distance calls placed from each payphone from the telecommunications service providers. In addition, the Company also receives revenues from the service and repair of privately owned payphones, sales of payphone units and the sales of prepaid phone cards.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our consolidated balance sheet, and the amounts of revenues and expenses reported for each of our fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition Policies

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

Comparison of Results of Operations for the Fiscal Years Ended December 31, 2007 and 2006
Revenues

Our total revenue increased by $8,177 or approximately 13%, from $63,114 in the twelve months ended December 31, 2006 to $71,291 in the twelve months ended December 31, 2007. This increase was primarily attributable to the increase of dial around revenue.

Our commissions increased by $1,241 or approximately 23.2%, from $5,350 in the twelve months ended December 31, 2006 to $6,591 in the twelve months ended December 31, 2007. This increase was primarily due to an increase in long distance phone calls derived from advertisements on our network of payphones.

Our coin call revenues decreased by $1,301 or approximately 14.1%, from $9,217 in the twelve months ended December 31, 2006 to $7,916 in the twelve months ended December 31, 2007. The decrease in coin call revenue was primarily attributable to the reduced number of payphones we operated coupled with the increased competition from wireless communication services. We reduced our network of payphones approximately 25%.

Our non-coin call revenue, which is comprised primarily of dial-around revenue increased $8,089 approximately 69% from $11,719 in the twelve months ended December 31, 2006 to $19,808 in the twelve months ended December 31, 2007. This increase was primarily attributable to an increase in toll free calling more customers were making 800 calls during this time period.

Service & Repair Sales increased by $148 when compared to the same period in 2006.

Cost of Revenues

Our overall cost of sales decreased in the twelve months ending December 31, 2007 by $32,493 or approximately 33.8% when compared to the twelve months ending December 31, 2006. This decrease in our overall cost is primarily due to assets being fully depreciated in 2007.

Our telecommunication costs decreased by $8,270 when compared to the same period in 2006. This decrease is primarily attributable to fewer payphones.

Depreciation expense decreased by $23,672 when compared to the same period in 2006. This decrease is due to certain assets being fully depreciated.

Our cost of sales for repairs, service, travel and supplies decreased by $551 a direct result of the management team’s ongoing efforts to reduce cost.

Operating Expenses

Operating expenses decreased by $49,133 or approximately 33.4% over the same period in 2006. This decrease was primarily attributable to a decrease in rent due to an allocation entry made with a related party in prior year that was not made in current year.

Salaries and related payroll taxes decreased by $13,988 when compared to the same period in 2006. This decrease was due to a decrease in salary to one employee.

Our insurance expense decreased by $4,343 when compared to the same fiscal period 2006. This decrease was primarily attributable to an allocation entry made with a related party in prior year that was not made in current year.

Rent decreased by $31,522 when compared to 2006. This decrease was primarily attributable to an allocation entry made with a related party in prior year that was not made in current year.

Professional fees increased by $6,531 over 2006. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.

Our telephone, utilities, office, and vehicle expenses, together account for a decrease of $6,343 when compared to the same period ending December 31, 2006.

Interest Expense

Interest expense increased for the fiscal year ended December 31, 2007 to $23,185 from $2,983 for the fiscal year ended December 31, 2006. This increase was due to more interest-rate debt.

Net Loss from Operations

We had net loss of $110,321 for the fiscal year ended December 31, 2007 as compared to a net loss after taxes of $183,124 for the fiscal year ended December 31, 2006. This decrease was due to a decrease in operating expenses for the year ended December 31, 2007.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations.

As of December 31, 2007, we had $0 cash on hand, compared to $0 as of December 31, 2006.

We believe that we will continue to need investing and financing activities to fund operations.

Net cash used in operating activities was $58,597 during the twelve-month period ended December 31, 2007, mainly representative of the net loss incurred during 2007. This compares to net cash used in operating activities of $15,258 for the twelve-month period ended December 31, 3006.

Net cash provided by investing activities was $6,160 during twelve-month period ended December 31, 2007, mainly representing the proceeds received from the sale of equipment. This compares to net cash provided by investing activities of $0 for the twelve-month period ended December 31, 2006.

Net cash provided by financial activities was $52,438 during twelve-month period ended December 30, 2007, mainly representing the proceeds from related party notes. This compares to net cash provided by financing activities of $12,967 for the twelve-month period ended December 31, 2006 due to proceeds from related party notes of $11,615.

Our expenses to date are largely due to professional fees and the cost of sales for telephone communication costs.

We believe that our results of operations will provide us with the necessary funds to satisfy our liquidity needs for the next 12 months. To the extent they are not, however, our principal stockholders have agreed to fund our operations for the next twelve-month period and beyond.

Working Capital

As of December 31, 2007, we had total assets of $7,174 and total liabilities of $260,462, which results in working deficit of $(253,288) as compared to total assets of $10,866 and total liabilities of $303,876 resulting in a working deficit of $(293,010) as of December 31, 2006.

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NB Telecom, Inc.
-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS' REPORT

DECEMBER 31, 2007

CONTENTS

Page

Independent Registered Public Accountants' Report	F - 1

Balance Sheets
December 31, 2007 and December 31, 2006	F - 3

Statements of Operations
For the years ended December 31, 2007 and 2006	F - 4

Statement of Stockholders' Equity
For the Years Ended December 31, 2007 and 2006	F - 6

Statements of Cash Flows
For the years Ended December 31, 2007 and 2006	F - 7

Notes to Financial Statements	F – 8

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

NB Telecom, Inc.

We have audited the accompanying balance sheets of NB Telecom, Inc  as of December 31, 2007, and 2006, and the related statements of operations, and cash flows for the years ended December 31, 2007, and 2006, and the statement of stockholder’s equity since for the years ended December 31, 2007 and.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NB Telecom, Inc as of December 31, 2007, and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007, and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses of approximately $760,000, has a liquidity problem, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  \s\ Robison, Hill & Co.
Certified Public Accountants
Salt Lake City, Utah
April 15, 2008

NB TELECOM, INC.
BALANCE SHEETS

	December 31,
	2007	2006
CURRENT ASSETS
Cash	$-	$-
Commissions and Sales Receivable, Net	6,820	1,223
Inventory	324	-
Prepaid Expenses and Other Current Assets	30	300

TOTAL CURRENT ASSETS	7,174	1,523

FIXED ASSETS
Telephone and Office Equipment	202,652	213,244
Vehicle	11,634	11,634
	214,286	224,878
Less: Accumulated Depreciation	(214,286)	(215,535)

Net Fixed Assets	-	9,343

TOTAL ASSETS	$7,174	$10,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$183,763	$136,342
Accrued Expenses	1,186	255
Bank Overdraft	1,433	1,352
Related Party Payable	-	144,203
Notes Payable Related Party	74,080	21,724

TOTAL CURRENT LIABILITIES	260,462	303,876

TOTAL LIABILITIES	260,462	303,876

STOCKHOLDERS' EQUITY
Common Stock, .0001 par value 100,000,000 shares authorized,
49,632,222 shares issued and outstanding at December 31, 2007 and 2006	4,963	4,963
Additional Paid in Capital	501,474	351,431
Retained Earnings	(759,725)	(649,404)

TOTAL STOCKHOLDERS' EQUITY	(253,288)	(293,010)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,174	$10,866

The accompanying notes are an integral part of these financial statements.

NB TELECOM, INC.
STATEMENT OF OPERATIONS

	For the Twelve
	Months Ended
	December 31,
	2007	2006
SALES
Commissions	$6,591	$5,350
Coin Collections	7,916	9,217
Dial Around	19,808	11,719
Service and Repair Sales	36,976	36,828
Total Sales	71,291	63,114

COST OF SALES
Telecommunications Costs	54,228	62,498
Repairs and Service Supplies	-	551
Depreciation	9,342	33,014
Total Cost of Sales	63,570	96,063

Gross Profit	7,721	(32,949)

(Continued)

NB TELECOM, INC.
STATEMENT OF OPERATIONS
(Continued)

	For the Twelve
	Months Ended
	December 31,
	2007	2006
OPERATING EXPENSES
Director Compensation	$300	$-
Insurance	-	4,343
Licenses	100	100
Office Expense	5,691	3,485
Payroll Wages and Taxes	25,542	39,530
Professional Fees	62,753	56,222
Rent	983	32,505
Telephone	-	6,242
Travel and Entertainment	232	-
Vehicle Expenses	2,283	4,590
Total Operating Expenses	97,884	147,017

Total Operating Loss	(90,163)	(179,966)

OTHER INCOME (EXPENSE)
Gain (Loss) on Sale of Equipment	6,160	-
Bad Debt Expense	(2,398)	-
Interest Expense	(23,185)	(2,983)
Total Other Income (Expense)	(19,423)	(2,983)

Net Loss Before Taxes	(109,586)	(182,949)

Federal Tax	(735)	(175)

NET LOSS	$(110,321)	$(183,124)

Net Loss per Common Share	$(0.00)	$(0.00)

Weighted Common Shares Outstanding	49,632,222	49,632,222

The accompanying notes are an integral part of these financial statements.

NB TELECOM, INC.
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid	Retained
	Shares	Amount	In Capital	Earnings

Balance as of January 1, 2005	49,632,222	$4,963	$351,431	$(376,780)
Net Loss	-	-	-	(89,500)

Balance as of December 31, 2005	49,632,222	4,963	351,431	(466,280)
Net Loss	-	-	-	(183,124)

Balance as of December 31, 2006	49,632,222	4,963	351,431	(649,404)
Contributed Capital			150,043	-
Net Loss	-	-	-	(110,321)

Balance at December 31, 2007	49,632,222	4,963	501,474	$(759,725)

The accompanying notes are an integral part of these financial statements.

NB TELECOM, INC.
STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31,
	2007	2006

Cash Flows From Operating Activities:
Net Loss	$(110,321)	$(183,124)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation Expense	9,342	33,014
Bad Debt Expense	2,398	0
(Gain) Loss on Sale of Equipment	(6,160)	0
(Increase) Decrease in Commission and Sales Receivables	(7,995)	12,941
(Increase) Decrease in Inventory	(324)	1,251
(Increase) Decrease in Prepaid and Other Current Assets	270	(270)
Increase (Decrease) in Accounts Payable	47,421	70,268
Increase (Decrease) in Accrued Expenses	931	256
Increase (Decrease) in Related Party Payable	5,841	50,406

Net cash used in operating activities	(58,597)	(15,258)

Cash Flows From Investing Activities:
Proceeds from Sale of Equipment	6,160	0

Net cash provided by investing activities	6,160	0

Cash Flows From Financing Activities:
Proceeds from (Payments on) Bank Overdraft	82	1,352
Contribution of Additional Paid in Capital	-
Proceeds from Related Party Notes	52,356	11,615

Net cash provided by financing activities	52,438	12,967

Net Increase (Decrease) in cash	1	(2,291)

Cash - Beginning of Period	0	2,291

Cash - End of Period	$1	$-

Supplemental Disclosures of Cash Flow Information:
Cash Paid During The Year For:
Interest	$(23,185)	$(2,983)
Income Taxes	$(735)	$(175)

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Debt converted to paid in capital	$150,043	$-

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

Nature of Operations and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Company as a going concern.  However, the Company has a retained deficit of approximately $760,000.  The company has a current ratio of .028 for the period ended December 31, 2007, and has a deficit in stockholders’ equity.   The Company’s ability to continue as a going concern is dependent upon obtaining the additional capital as well as additional revenue to be successful in its planned activity.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

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

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 1.                       Nature of Business and Summary of Significant Accounting Policies (Continued)

Summary of Significant Accounting Policies

This summary of accounting policies for NB Telecom, Inc. is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

The Company maintains cash balances with a financial institution insured by the Federal Deposit Insurance Corporation up to $100,000. There are no uninsured balances at December 31, 2007 and 2006.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents for purposes of classification in the balance sheets and statement of cash flows. Cash and Cash equivalents consists of cash in bank (checking) accounts.

Allowance for Doubtful Accounts

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when the determination is made. Bad debt expense was $2,398 for the year ended December 31, 2007.

Fixed Assets and Depreciation

Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the useful lives of the related assets, which range from five to seven years.

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 1.                       Nature of Business and Summary of Significant Accounting Policies (Continued)

Summary of Significant Accounting Policies (Continued)

Financial Instruments

The Company’s financial assets and liabilities consist of cash, accounts receivable, inventory, and accounts payable. Except as otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the sort-term maturities of these instruments.

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

Reclassification

Certain reclassifications have been made in the 2006 financial statements to conform to the December 31, 2007 presentation

Net (Loss) per Common Share

Net loss per common share has been calculated by taking the net loss for the current period and dividing by the weighted average shares outstanding at the end of the period.  There were no common equivalent shares outstanding at December 31, 2007 and 2006

Revenue Recognition

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

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 1.                       Nature of Business and Summary of Significant Accounting Policies (Continued)

Summary of Significant Accounting Policies (Continued)

Expense Allocation

The Company was part of a consolidated entity, USIP.Com, Inc until the effective date of the spin off of August 24, 2007. Expenses related to Insurance, Rent and Professional Fees were allocated proportionately to their business activities. The allocation was determined by the percentage of total expenses per each company to total expenses per the consolidated. Then the Insurance, Rent and Professional Fees were allocated to the companies based on this allocation percentage. The Company felt this was the best indication of operations done by the company. At the year ending December 31, 2006, the total expenses incurred by USIP.com was $88,415. NB Telecom recorded extra expenses per the allocation of $25,605 for the year ended December 31, 2006.  There was no allocation required during 2007.

Stock-Based Compensation

Effective January 1, 2006, the company adopted the provisions of SFAS No. 123 (R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended. No stock options were granted to employees during the years ended December 31, 2006, and 2005 and accordingly, no compensation expense was recognized under APB No. 25 for the years ended December 31, 2007, and 2006. In addition, no compensation expense is recognized under provisions of SFAS No. 123 (R) with respect to employees as no stock options where granted to employees.

Under the modified prospective method of adoption for SFAS No. 123 (R), the compensation cost recognized by the company beginning on June 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not vested as of June 1, 2006, based on the grant-dated fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No, 123 (R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the dated of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123 (R)-3.  During the periods ended December 31, 2006 and 2005, no stock

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 1.                       Nature of Business and Summary of Significant Accounting Policies (Continued)

Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation (Continued)

options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at December 31, 2007 and 2006.

Recent Accounting Standards

In February 2007, the FASB issued SFAS no, 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financials assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFA No. 107, “Disclosures about Fair Value of Financial Instruments.”SFAS 159 is effective for the Company as of the beginning of fiscal year 2008.  The adoption of this pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued No. 160, “Noncontrolling Interests in Financial Statements, an amendment of ARB No. 51" (“SFAS 160").  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 1.                       Nature of Business and Summary of Significant Accounting Policies (Continued)

Summary of Significant Accounting Policies (Continued)

Recent Accounting Standards (Continued)

In December 2007, the FASB issued No. 141(R),  “Business Combinations” (“SFAS 141(R)”.  SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141(R) is not permitted.  Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In March 2008, the FASB issued No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  (“SFAS 161").  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

Note 2.                                Inventory

Inventory is valued at the lower of cost, determined on the first-in, first-out basis (FIFO), or market value. Inventory consists of the following:

	December 31, 2007	December 31, 2006
Parts and Accessories	$324	$0

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 3 – Uncertain Tax Provisions

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s financial position and results of operations. At January 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits during 2007.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2004. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

United States (a)	2004– Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

Note 4.                                Commissions and Sales Receivable

Commissions and Sales Receivable consists of the following:

	December 31, 2007	December 31 2006
Commissions Receivable	$5,607	$-
Sales Receivable	1,213	1,223
	$$6,820.00	$1,223

Note 5.	Related Party Note

The Company has a note payable to Craig Burton, President of the Company.  This note is payable on demand and carries an interest of 10%.  The outstanding principal on the note was $5,000 as of December 31, 2007 and December 31, 2006.  The accrued interest was $1,153 and $570 as of December 31, 2007, December 31, 2006 respectively.

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 5.	Related Party Note (Continued)

The Company has a note payable with a relative of Joseph Passalaqua, Secretary of the Company.  This note is due on demand and carries an interest of 10%. The outstanding principal on the note was $5,000 as of December 31, 2007 and December 31, 2006.  The accrued interest was $1,153 and $570 as of December 31, 2007, December 31, 2006, respectively.

The Company has a note payable with Joseph Passalaqua, Secretary of the Company.  This note has a due date of May 31, 2008 and carries an interest of 15%.  A new note payable was issued January 27, 2007 and carries interest of 10%.  Another new note was issued November 5, 2007 and carries interest of 10%. The outstanding principal on the notes was $57,200 and $10,000 as of December 31, 2007 and December 31, 2006, respectively.  The accrued interest was $4,574 and $584 as of December 31, 2007 and December 31, 2006, respectively.

Note 6.	Related Party Payable

As of December 31, 2006 the Company had payables due to USIP.Com, Inc., in the amount of $143,588. As of December 31, 2007 the outstanding balance was converted to paid in capital.

As of December 31, 2006 the Company had a payable due to Datone, Inc., in the amount of $615.  As of December 31, 2007, the outstanding balance was converted to paid in capital.

Note 7.	Commitments

As of December 31, 2007, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

Note 8.	Major Dial Around Compensation Providers (Commissions)

During 2007, the Company received approximately 95% of total dial around and zero-plus compensation (commissions) from two providers.  The loss of these providers would adversely impact the business of the Company.

Note 9.	Income Taxes

As of December 31, 2006, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $397,997 that may be offset against future taxable income through 2025.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 9.                                Income Taxes (Continued)

	2007	2006
Net Operating Loss	135,319	183,124
Valuation Allowance	(135,319)	(183,124)
	-	-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2007	2006
Provision (Benefit) at US Statutory Rate	(37,509)	(62,262)
Other Differences	(10,296)	(246)
Increase (Decrease) in Valuation Allowance	47,805	62,508
	-	-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

Note 10.                      Merger and Spinoff

On  December  27,  2005 the  Company  signed  an  Agreement  and Plan of  Merger ("Agreement")  with  NB  Telecom,   Inc.,  ("Telecom")  a  newly  formed  Nevada corporation.  Under the terms of the proposed Merger the Company shall be merged into Telecom, with Telecom continuing as the surviving corporation.  The Merger became effective as of March 23, 2006. The SEC granted effectiveness for NB Telecom August 24, 2007.

The financial statements present only the accounts of NB Telecom, Inc. which was a wholly owned subsidiary of USIP.COM, Inc. until the spin off effective date of August 24. The spin-off is accounted for as a recapitalization of the Company, accordingly the financial statements are restated to reflect the 49,632,222 shares outstanding after the spin-off in all periods presented.

Note 11.                      Common Stock Transactions

The spin off from USIP was effective August 24, 2007 which resulted in 49,632,222 shares being issued at $.0001 per share.  This change has been accounted for retro actively.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by Rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

MANAGEMENT

The following persons shall serve in the following capacities for one year or until their respective successors are elected and qualified:
Name	Age	Position
Paul Kelly	60	President and Director
Craig Burton	44	Secretary and Director
Leonard J. Battaglia	41	Director

Paul Kelly is the President and a Director of the Company, and has held this position since December, 2005. Mr. Kelly has served as a service representative and maintenance technician for NB Telecom since November, 1999. Mr. Kelly served in the U.S. Navy from 1963 to 1966 and he graduated from Freeport High School, located in Freeport, Pennsylvania in 1963.

Craig Burton is the Secretary and a Director of the Company, and he has held these positions since December, 2005. Mr. Burton attended the University of South Carolina-Coastal and was a licensed real estate agent in the State of New York. He began working in marketing for a long distance carrier in 1996 and in 1999, Mr. Burton became Director of Marketing for Datone Communications, Inc., an owner of payphones and distributor of prepaid calling cards. Datone was acquired by USIP in January, 2000, and it has been a wholly owned subsidiary of USIP since that date. Mr. Burton currently serves as President and a Director of USIP and he has held these positions since January 31, 2000.

Leonard J. Battaglia is a Director of the Company, and has held this position since December, 2005. Mr. Battaglia attended New York Institute of Technology.  His background includes Real Estate development in New York City.  He also has had an extensive background in Marketing and Sales for several Telecommunication Companies.  Since 1998 Mr. Battaglia has held the position of Vice President and CEO of Seven Ocean Enterprise, Inc., a manufacturer of telecommunication equipment and products, located in Queens, New York.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended December 31, 2007 and representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because our stock is not trading and we are not a member of any exchange that would require such a code.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

Our Board of Directors acts as our audit committee. We do not have a qualified financial expert at this time, because we have not been able to hire a qualified candidate. Further, we believe that we have inadequate financial resources at this time to hire such an expert.

ITEM 11.    EXECUTIVE COMPENSATION

The following is a summary of the compensation paid to our executive officers for the two years ending December 31, 2007.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Paul Kelly President	2006	$33,448	$0	$0	$0	0	$0	$0	$33,448
	2007	$23,270	$0	$0	$0	0	$0	$0	$23,270
Craig Burton	2006	$0	$0	$0	$0	0	$0	$0	$0
	2007	$0	$0	$0	$0	0	$0	$300	$300

The following is a summary of all options, unvested stock and equity incentive plans for our Executive Officers for the year ending December 31, 2007.

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Un-Exercised Options Un-Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Paul Kelly	0	0	0	N/A	N/A	0	0	0	0
Craig Burton	0	0	0	N/A	N/A	0	0	0	0

The following is a summary of the compensation paid to our Directors for the period ending December 31, 2007.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Paul Kelly	23,270	0	0	0	0	0	23,270
Craig Burton	300	0	0	0	0	0	300
Leonard J. Battaglia	0	0	0	0	0	0	0

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2007 by: (i) each person known by us to beneficially own 5% or more of our outstanding shares of common stock, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, all Shares are beneficially owned, and investment and voting power is held by, the persons named as owners.

Name and Address of Beneficial Owner	Amount and Nature of Common Stock Beneficially Owned Before Spinoff	Percentage Ownership of Common Stock(1)
Paul Kelly	0	0%
Craig Burton	1,150,000	2.3%
Greenwich Holdings, LLC (2)	36,560,106	73.7%
Leonard J. Battaglia	100,000.2%
All Officers and Directors as a Group (3 persons)	1,250,000	2.5%
___________________________________________________________________________________

(1)	Based on 49,632,222 shares of common stock outstanding as of December 31, 2007.

(2)	Greenwich Holdings, LLC is a New York limited liability company that is owned by Joseph Passalaqua, a resident of Liverpool, New York.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPDENCE.

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We became a reporting Company when our registration statement became effective on July 20, 2007. Robison Hill & Company ("RHC") is the Company's independent registered public accountant.

Audit Fees

The aggregate fees billed by RHC for professional services rendered for the audits of our annual financial statements and reviews of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $13,855 for the fiscal year ended December 31, 2007.

Audit-Related Fees

The aggregate fees billed by RHC for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements were $0 for the fiscal year ended December 31, 2007.

Tax Fees

The aggregate fees billed by RHC for professional services for tax compliance, tax advice and tax planning were $145 for the fiscal year ended December 31, 2007.

All Other Fees

The aggregate fees billed by RHC for other products and services were $0 for the fiscal year ending December 31, 2007.

Pre-approval Policy

We do not currently have a standing audit committee. The services described above were approved by our Board of Directors.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation
*3.2	Amended and Restated Certificate of Incorporation
*3.3	By-laws
*4.0	Stock Certificate
31.1
Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 2007.

31.2
Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 2007.

32.1	Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company's Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
______________________________________
*	Filed as an exhibit to the Company's registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NB TELECOM, INC.

Dated: April 15, 2008	By:	/s/
	Name:	Paul Kelly
	Title:	President, Chief Executive Officer and Director

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/	President, Chief Executive Officer and Director	April 15 2008
Paul Kelly

/s/	Secretary, Principal Financial Officer and Director	April 15, 2008
Craig Burton