Form 10-Q
period 2008-03-31
NB Telecom, Inc.
filed 2008-05-15
CIK 1353970

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-134073

NB TELECOM, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	04-3836208
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

106 May Drive
Saxonburg, Pennsylvania  16056
(Address of principal executive offices)

Issuer's telephone number: (724) 352-7606
Issuer's facsimile number: (315) 453-7311
_______________________________________________

No change
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
Richard W. Jones
Jones, Haley & Mottern, P.C.
115 Perimeter Center Place, Suite 170
Atlanta, Georgia  30346
(770) 804-0500
www.corplaw.net

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  49,632,222 shares of $.0001 par value common stock outstanding as of March 31, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

NB TELECOM, INC.
BALANCE SHEETS
	(Unaudited)
	March 31,	December 31,
	2008	2007
CURRENT ASSETS
Cash	$-	$-
Commissions and Sales Receivable, Net	8,434	6,820
Inventory	324	324
Prepaid Expenses and Other Current Assets	-	30
TOTAL CURRENT ASSETS	8,758	7,174

FIXED ASSETS
Telephone and Office Equipment	202,652	202,652
Vehicle	11,634	11,634
Less: Accumulated Depreciation	(214,286)	(214,286)

Net Fixed Assets	-	-

TOTAL ASSETS	$8,758	$7,174

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$168,113	$183,763
Accrued Expenses	-	1,186
Bank Overdraft	2,861	1,433
Notes Payable Related Party	101,258	74,080

TOTAL CURRENT LIABILITIES	272,232	260,462

TOTAL LIABILITIES	272,232	260,462

STOCKHOLDERS' EQUITY
Common Stock, .0001 par value 100,000,000 shares authorized,	4,963	4,963
49,632,222 shares issued and outstanding at March 31, 2008 and December 31, 2007
Additional Paid in Capital	501,474	501,474
Retained Earnings	(769,911)	(759,725)

TOTAL STOCKHOLDERS' EQUITY	(263,474)	(253,288)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,758	$7,174

The accompanying notes are an integral part of these financial statements.

NB TELECOM, INC.
STATEMENT OF OPERATIONS

	(Unaudited)
	For the Three
	Months Ended
	March 31,
	2008	2007
SALES
Commissions	$-	$5,803
Coin Collections	640	2,029
Dial Around	4,100	-
Equipment Sales	-	199
Service and Repair Sales	9,860	9,055
Total Sales	14,600	17,086

COST OF SALES
Telecommunications Costs	11,550	15,566
Depreciation	-	6,820
Travel	184	-
Total Cost of Sales	11,734	22,386

Gross Profit	2,866	(5,300)

OPERATING EXPENSES
Payroll Wages and Taxes	$1,764	$7,997
Vehicle Expenses	-	1,018
Rent	30	90
Professional Fees	3,935	17,200
Office Expense	452	1,261
Total Operating Expenses	6,181	27,566

Total Operating Income (Loss)	(3,315)	(32,866)

OTHER INCOME (EXPENSE)
Other Expense	-	(199)
Interest Expense	(6,871)	(8,040)
Total Other Income (Expense)	(6,871)	(8,239)

NET LOSS	$(10,186)	$(41,105)

Net Loss per Common Share	$(0.00)	$(0.00)

Weighted Common Shares Outstanding	49,632,222	49,632,222

The accompanying notes are an integral part of these financial statements.

NB TELECOM, INC.
STATEMENT OF CASH FLOWS

	(Unaudited)
	For the Three
	Months Ended
	March 31,
	2008	2007

Cash Flows From Operating Activities:
Net Loss	$(10,186)	$(41,105)
Adjustments to reconcile net (loss) to net
cash provided (used) by operating activities:
Depreciation Expense	-	6,820
(Increase) Decrease in Commission Receivables	(1,614)	280
(Increase) Decrease in Prepaid and Other Current Assets	30	68
Increase (Decrease) in Accounts Payable	(15,650)	14,312
Increase (Decrease) in Accrued Expenses	(1,186)	1,336
Increase (Decrease) in Related Party Payable	-	12,000

Net cash used in operating activities	(28,606)	(6,289)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Proceeds from Bank Overdraft	1,428	388
Proceeds from Related Party Notes	30,078	5,901
Payments on Notes Payable	(2,900)	-

Net cash provided by financing activities	28,606	6,289

Net Increase (Decrease) in cash	-	-

Cash - Beginning of Period	-	-

Cash - End of Period	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash Paid During Period The Period For:
Interest	$(5,970)	$(8,040)

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

Nature of Operations and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Company as a going concern.  However, the Company has a retained deficit of approximately $770,000.  The company has a current ratio of .032 for the period ended March 31, 2008, and has a deficit in stockholders’ equity.  The Company’s ability to continue as a going concern is dependent upon obtaining the additional capital as well as additional revenue to be successful in its planned activity.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

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

Interim Reporting

The unaudited financial statements as of March 31, 2008 and 2007 and for the three months then ended, reflect in the opinion of management, all adjustments (which include only nominal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months ended. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Summary of Significant Accounting Policies

This summary of accounting policies for NB Telecom, Inc. is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

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

The Company maintains cash balances with a financial institution insured by the Federal Deposit Insurance Corporation up to $100,000. There are no uninsured balances at March 31, 2008 and December 31, 2007.

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
Reclassification

Certain reclassifications have been made in the 2007 financials statements to conform to the March 31, 2008 presentation.

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Net (Loss) per Common Share

Net loss per common share has been calculated by taking the net loss for the current period and dividing by the weighted average shares outstanding at the end of the period.  There were no common equivalent shares outstanding at March 31, 2008 and 2007.

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

Under the modified prospective method of adoption for SFAS No. 123 (R), the compensation cost recognized by the company beginning on June 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not vested as of June 1, 2006, based on the grant-dated fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No, 123 (R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the dated of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123 (R)-3.  During the periods ended March 31, 2008 and 2007, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at March 31, 2008 and 2007.

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Recent Accounting Standards

In February 2007, the FASB issued SFAS no, 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financials assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFA No. 107, “Disclosures about Fair Value of Financial Instruments.”  SFAS 159 is effective for the Company as of the beginning of fiscal year 2008.  The adoption of this pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

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

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 2.  Inventory

Inventory is valued at the lower of cost, determined on the first-in, first-out basis (FIFO), or market value. Inventory consists of the following:

	March 31, 2008	December 31, 2007
Parts and Accessories	$324	$324

Note 3.  Uncertain Tax Provisions

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

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2004. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

United States (a)	2004– Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

Note 4. - Commissions and Sales Receivable

Commissions and Sales Receivable consists of the following:

	March 31, 2008	December 31, 2007
Commissions Receivable	$6,026	$5,607
Sales Receivable	2,408	1,213
	$8,434	$6,820

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 5.  Related Party Note

The Company has a note payable to Craig Burton, Secretary of the Company.  This note is payable on demand and carries an interest of 10%.  The outstanding principal on the note was $5,000 as of March 31, 2008 and December 31, 2007.  The accrued interest was $1,308 and $1,153 as of March 31, 2008 and December 31, 2007, respectively.

The Company has a note payable with Joseph Passalaqua.  This note is payable on demand and carries an interest of 10%. The outstanding principal on the note was $5,000 as of March 31, 2008 and December 31, 2007.  The accrued interest was $1,308 and $1,153 as of March 31, 2008 and December 31, 2007, respectively.

The Company has note payables with Joseph Passalaqua.  These notes carry a principal balance of $81,565 and $57,200 as of March 31, 2008 and December 31, 2007 and are due on demand carrying interest ranging from 10% to 15%.  The accrued interest was $7,077 and $4,574 as of March 31, 2008 and December 31, 2007, respectively.

Note 6.  Commitments

As of March 31, 2008 and December 31, 2007, all activities of the Company have been conducted by corporate officers from either Companies Parents business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

Note 7.  Major Dial Around Compensation Providers (Commissions)

During 2007, the Company received approximately 95% of total dial around and zero-plus compensation (commissions) from two providers.  The loss of these providers would adversely impact the business of the Company.

Note 8.  Income Taxes

As of December 31, 2007, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $397,997 that may be offset against future taxable income through 2025.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.
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

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

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

The financial statements present only the accounts of NB Telecom, Inc. which was a wholly owned subsidiary of USIP.COM, Inc. until the spin off effective date of August 24. The spin-off is accounted for as a recapitalization of the Company, accordingly the financial statements are restated to reflect the 49,632,222 shares outstanding after the spin-off in all periods presented

Note 10.  Common Stock Transactions

The spin off from USIP was effective August 24, 2007 which resulted in 49,632,222 shares being issued at $.0001 per share.  This change has been accounted for retro actively.

Item 2.  Management Discussion and Analysis of Financial Conditions and Results of Operations

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

•           discuss our future expectations;
•           contain projections of our future results of operations or of our financial condition; and
•           state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements.

Organization and Basis of Presentation

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

Revenue Recognition Policies

The Company derives its primary revenue from the sources described above, which includes dial around revenues, coin collections, and telephone equipment repairs and sales. Other revenues generated by the company include, phone card sales, and commissions.

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

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues

Our total revenue decreased by $2,486 or approximately 14.50%, from $17,086 in the three months ended March 31, 2007 to $14,600 in the three months ended March 31, 2008.  This decrease was primarily attributable to removal of unprofitable phone locations and lower call volumes on our payphones resulting from the growth in wireless communications.   We reduced our network of payphones by approximately 25% during the period.

Our commissions decreased by $5,803 or approximately 100%, from $5,803 in the three months ended March 31, 2007 to $0 in the three months ended March 31, 2008.  This decrease was primarily due to having less payphones produced less commission revenue.

Our coin call revenues decreased by $1,389 or approximately 68.5%, from $2,029 in the three months ended March 31, 2007 to $640 in the three months ended March 31, 2008.  The decrease in coin call revenue was primarily attributable to the reduced number of payphones we operated coupled with the increased competition from wireless communication services.

Our non-coin call revenue, which is comprised primarily of dial-around revenue, increased $4,100 or approximately 100% from $0 in the three months ended March 31, 2007 to $4,100 in the three months ended March 31, 2008.   This increase was primarily attributable to an increase in toll free calling during the quarter.

Service & Repair Sales increased by $805, when compared to the same period in 2007. Equipment Sales decreased $199, when compared to the same period in 2007.

Cost of Sales

Our overall cost of sales decreased for the three months ending March 31, 2008 by $10,652 or approximately 47.6% when compared to the three months ended March 31, 2007.

Our telecommunication costs decreased by $4,016 when compared to the same period in 2007. This decrease is primarily attributable to our reduction in payphones and the line charges associated with those phones.

Depreciation expense decreased by $6,820 when compared to the same period in 2007.  This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners.  Once a payphone is sold to the site owner it is removed from our assets and depreciation schedules.  We own telephone equipment and motor vehicles, which provide a service for a number of years.  The term of service is commonly referred to as the “useful life” of the asset.  Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired.  A portion of the cost of the long-lived asset is reported as an expense over the assets life in a rational and systematic manner.

Our cost for travel increased $184 when compared to the same period in 2007.

Operation and Administrative Expenses

Operating expenses decreased by $21,385 or approximately 77.58% over the same period in 2007.  Approximately 62.03% of this decrease is related to fees we pay to accountants and attorneys throughout the period for performing various tasks.  Salaries and related payroll taxes decreased by $6,233 when compared to the same period for 2007.  Rent decreased by $60 when compared to 2007.  Professional fees decreased by $13,265 over 2007.  These are fees we pay to accountants and attorneys throughout the period for performing various tasks.  Our telephone, utilities, office, and vehicle expenses, together account for a decrease of $1,827 when compared to the same period ending March 31, 2007.

Interest Expense

Interest expense decreased for the period ended March 31, 2008 to $6,871 from $8,040 for the period ended March 31, 2007. This decrease was due to a reduction in our outstanding debt.

Net Loss from Operations

We had net loss of $10,186 for the period ended March 31, 2008 as compared to a net loss after taxes of $41,105 for the period ended March 31, 2007. This decrease was due to a decrease in operating expenses for the period ended March 31, 2008.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations.

As of March 31, 2008, we had $0 cash on hand, compared to $0 as of March 31, 2007.

We believe that we will continue to need investing and financing activities to fund operations.

Net cash used in operating activities was $28,606 during the three-month period ended March 31, 2008, mainly representative of the net loss incurred during 2008 and payments made towards accounts payable. This compares to net cash used in operating activities of $6,289 for the three-month period ended March 31, 2007.

Net cash provided by financing activities was $28,606 during three-month period ended March 31, 2008, mainly representing the proceeds from related party notes.  This compares to net cash provided by financing activities of $6,289 for the three-month period ended March 31, 2007 due to proceeds from related party notes of $5,901.

Our expenses to date are largely due to professional fees and the cost of sales for telephone communication costs.

We believe that our results of operations will provide us with the necessary funds to satisfy our liquidity needs for the next 9 months. To the extent they are not, however, our principal stockholders have agreed to fund our operations for the next twelve-month period and beyond.

Working Capital

As of March 31, 2008, we had current assets of $8,758 and current liabilities of $272,232, which results in working deficit of $(263,474) as compared to current assets of $7,174 and current liabilities of $260,462 resulting in a working deficit of $(253,288) as of December 31, 2007.

Item 3.  Quantitive and Qualitative Disclosure About Market Risks.

Not Applicable.

Item 4.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended the ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in internal controls.

There have been no significant changes in our internal controls or other factors that could significantly affect such controls and procedures subsequent to the date we completed our evaluation. Therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best knowledge of the Company's officers and directors, the Company is currently not a party to any pending legal proceedings.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed under item 1 of the Company’s Registration Statement on Form SB-2 as initially filed with the United States Securities and Exchange Commission on May 12, 2006.

Item 2.  Unregistered sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)    Exhibits:

*3.1	Certificate of Incorporation.
*3.2	By-Laws.
31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

* Filed as an exhibit to the Company's Registration Statement on Form SB-2, as initially filed with the Securities and Exchange Commission on May 12, 2006, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: May 15, 2008	NB TELECOM, INC.

	By:	/s/ Paul Kelly
Paul Kelly
President, Principal Executive Officer