Form 10-K/A
period 2007-12-31
NB Telecom, Inc.
filed 2008-07-01
CIK 1353970

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

AMENDMENT NO. 1

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
Yes [  ]   No [ X ]

The Company has no non-voting common stock.  The aggregate market value of the Company's voting common stock held by non-affiliates as of December 31, 2007 could not be determined because there have been no recent sales of such stock.

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

(a)	MARKET INFORMATION. The Company's common stock is traded on the OTC Bulletin Board

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

NB TELECOM, INC.
STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31,
	2007	2006

Cash Flows From Operating Activities:
Net Loss	$(110,321)	$(183,124)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation Expense	9,342	33,014
Bad Debt Expense	2,398	-
(Gain) Loss on Sale of Equipment	(6,160)	-
(Increase) Decrease in Commission and Sales Receivables	(7,995)	12,941
(Increase) Decrease in Inventory	(324)	1,251
(Increase) Decrease in Prepaid and Other Current Assets	270	(270)
Increase (Decrease) in Accounts Payable	47,421	70,268
Increase (Decrease) in Accrued Expenses	931	256
Increase (Decrease) in Related Party Payable	5,841	50,406

Net cash used in operating activities	(58,597)	(15,258)

Cash Flows From Investing Activities:
Proceeds from Sale of Equipment	6,160	-

Net cash provided by investing activities	6,160	-

Cash Flows From Financing Activities:
Proceeds from (Payments on) Bank Overdraft	82	1,352
Contribution of Additional Paid in Capital	-
Proceeds from Related Party Notes	52,356	11,615

Net cash provided by financing activities	52,438	12,967

Net Increase (Decrease) in cash	1	(2,291)

Cash - Beginning of Period	-	2,291

Cash - End of Period	$1	$-

Supplemental Disclosures of Cash Flow Information:
Cash Paid During The Year For:
Interest	$(23,185)	$(2,983)
Income Taxes	$(735)	$(175)

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Debt converted to paid in capital	$150,043	$-

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

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2004. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

United States (a)	2004– Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

Note 4.                                Commissions and Sales Receivable

Commissions and Sales Receivable consists of the following:

	December 31, 2007	December 31 2006
Commissions Receivable	$5,607	$-
Sales Receivable	1,213	1,223
	$$6,820	$1,223

Note 5.	Related Party Note

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

Note 11-                       Common Stock Transactions

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

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we are not a member of any exchange that would require such a code.

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

NB TELECOM, INC.

Dated: June 25 , 2008	By:	/s/
	Name:	Paul Kelly
	Title:	President, Chief Executive Officer and Director

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/	President, Chief Executive Officer and Director	June 25 2008
Paul Kelly

/s/	Secretary, Principal Financial Officer and Director	June 25 , 2008
Craig Burton