Form 10-Q
period 2008-07-22
NB Telecom, Inc.
filed 2008-07-23
CIK 1353970

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

Commission File No. 333-134073
NB TELECOM, INC.
(Exact name of small business issuer as specified in its charter)
Nevada	04-3836208
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

106 May Drive
Saxonburg, PA 16056
(Address of principal executive offices) (Zip Code)
Issuer's telephone number: (724) 352-7606

No change

(Former name, former address and former

fiscal year, if changed since last report)

Copies to:
Richard W. Jones
Jones, Haley & Mottern, P.C.
115 Perimeter Center Place, Suite 170
Atlanta, Georgia  30346
(770) 804-0500
www.corplaw.net

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ( X )  No   (   )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes (  ) No ( X )

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes   (   )  No   (   )

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 49,632,222 shares of Common Stock, $.0001 par value, were outstanding as of June 30, 2007.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                            Accelerated filer                                            Non-accelerated filer                                            Smaller reporting company ☒

NB Telecom, Inc
INDEX TO FORM 10-Q
June 30, 2007

PART I      FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Balance Sheets	3
	At December 31, 2006 and June 30, 2007

	Statements of Operations	4-5
	For the Three and Six Months Ended June 30, 2007

	Statements of Cash Flows	6
	For the Six Months Ended September 30, 2007 2006

	Notes to Financial Statements	7-15

ITEM 2.	Management’s Discussion and Analysis of Financial	16
	Condition and Results of Operation

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	19

ITEM 4.	Controls and Procedures	19

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings	20

ITEM 1A.	Risk Factors	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 3.	Defaults Upon Senior Securities	23

ITEM 4.	Submission of Matters to a Vote of Security Holders	23

ITEM 5.	Other Information	23

ITEM 6.	Exhibits	23
	Signatures	24

NB TELECOM, INC.
BALANCE SHEETS
	(Unaudited)	(Restated)
	June 30,	December 31,
	2007	2006
CURRENT ASSETS
Cash	$-	$-
Commissions and Sales Receivable, Net	9,246	1,223
Inventory	324	-
Prepaid Expenses and Other Current Assets	165	300

TOTAL CURRENT ASSETS	9,735	1,523

FIXED ASSETS
Telephone and Office Equipment	202,652	213,244
Vehicle	11,634	11,634
	214,286	224,878
Less: Accumulated Depreciation	(214,286)	(215,535)

Net Fixed Assets	-	9,343

TOTAL ASSETS	$9,735	$10,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$174,293	$136,342
Accrued Expenses	2,820	255
Bank Overdraft	642	1,352
Related Party Payable	156,204	144,203
Notes Payable Related Party	28,483	21,724

TOTAL CURRENT LIABILITIES	362,442	303,876
TOTAL LONG-TERM LIABILITIES	-	-
TOTAL LIABILITIES	362,442	303,876
STOCKHOLDERS' EQUITY
Preferred Stock, .0001 par value 10,000,000 shares authorized,	-	-
0 shares issued at June 30, 2007 and December 31, 2006
Common Stock, .0001 par value 100,000,000 shares authorized,
49,632,222 shares issued and outstanding at June 30, 2007
and December 31, 2006	4,963	4,963
Additional Paid in Capital	351,431	351,431
Retained Earnings	(709,101)	(649,404)

TOTAL STOCKHOLDERS' EQUITY	(352,707)	(293,010)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,735	$10,866

The accompanying notes are an integral part of these financial statements.

NB TELECOM, INC.
STATEMENT OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
SALES
Commissions	$267	$1,886	$6,070	$2,984
Coin Collections	2,100	1,683	4,129	4,992
Dial Around	6,743	(377)	6,743	6,241
Equipment Sales	-	-	199	-
Service and Repair Sales	9,125	9,032	18,180	18,090
Total Sales	18,235	12,224	35,321	32,307

COST OF SALES
Telecommunications Costs	15,214	22,656	30,780	34,775
Repairs and Service Supplies	-	551	-	551
Depreciation	2,522	7,590	9,342	15,179
Total Cost of Sales	17,736	30,797	40,122	50,505

Gross Profit	$499	$(18,573)	$(4,801)	$(18,198)

The accompanying notes are an integral part of these financial statements.

NB TELECOM, INC.
STATEMENT OF OPERATIONS
(Continued)

	(Unaudited)		(Unaudited)
	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
OPERATING EXPENSES
Insurance	$-	$2,905	$-	$2,905
Payroll Wages and Taxes	7,157	5,526	15,154	5,526
Vehicle Expenses	1,045	2,414	2,063	2,991
Rent	500	140	593	230
Professional Fees	10,635	17,738	27,835	18,393
Office Expense	1,177	1,100	2,637	2,520
Total Operating Expenses	20,514	29,823	48,282	32,565

Total Operating Income (Loss)	(20,015)	(48,396)	(53,083)	(50,763)

OTHER INCOME (EXPENSE)
Gain (Loss) on Sale of Equipment	6,160	-	6,160	-
Interest Expense	(4,087)	(505)	(12,127)	(845)
Total Other Income (Expense)	2,073	(505)	(5,967)	(845)

Net Loss Before Taxes	(17,942)	(48,901)	(59,050)	(51,608)

Federal Tax	(647)	-	(647)	-

NET LOSS	$(18,589)	$(48,901)	$(59,697)	$(51,608)

Weighted Common Shares Outstanding	49,632,222	49,632,222	49,632,222	49,632,222

Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

NB TELECOM, INC.
STATEMENT OF CASH FLOWS

	(Unaudited)
	For the Six
	Months Ended
	June 30,
	2007	2006

Cash Flows From Operating Activities:
Net Loss	$(59,697)	$(51,608)
Adjustments to reconcile net (loss) to net
cash provided (used) by operating activities:
Depreciation Expense	9,342	15,179
(Gain) Loss on Sale of Equipment	(6,160)	-
(Increase) Decrease in Commission Receivables	(8,023)	7,131
(Increase) Decrease in Inventory	(324)	-
(Increase) Decrease in Prepaid and Other Current Assets	275	-
Increase (Decrease) in Accounts Payable	37,951	14,472
Increase (Decrease) in Accrued Expenses	2,565	-
Increase (Decrease) in Related Party Payable	12,002	1,795

Net cash used in operating activities	(12,069)	(13,031)

Cash Flows From Investing Activities:
Proceeds from Sale of Equipment	6,160	-

Net cash provided by investing activities	6,160	-

Cash Flows From Financing Activities:
Proceeds from Bank Overdraft	(850)	261
Proceeds from Related Party Notes	6,759	10,737
Payments on Notes Payable	-	-

Net cash provided by financing activities	5,909	10,998

Net Increase (Decrease) in cash	-	(2,033)

Cash - Beginning of Period	-	2,033

Cash - End of Period	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash Paid During The Period For:
Interest	$(11,226)	$(845)
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 1  Nature of Business and Summary of Significant Accounting Policies

Restatement of previously issued financial statements of the year ended December 31, 2005

We have restated our balance sheet at December 31, 2005 and statements of income, stockholders’ equity and cash flows for the year ended December 31, 2005.  The restatement impacts the year ended December 31, 2005, but has no effect on the financial statements issued in prior fiscal years.  The statement of income previously reported a net loss of ($68,491) for 2005.  The net loss should have been ($89,500) for 2005.  The restatement corrects an error within the salary paid to the president and the appropriate allocation of common expenses to the company, which was not recorded appropriately in the original statements of income.  In addition, the 2005 restatement also affected the 2006 numbers in that retained earnings and related party payables have changed due to the roll forward of previous balances. The related party payable and retained earnings previously reported a balance of $157,003 and $662,204 respectively for 2006.  The balances should have been $144,204 and $649,405 respectively for 2006.

Organization

NB Telecom, Inc. (the “Company”) was originally incorporated as NB Payphones Ltd. under the laws of the state of Pennsylvania on November 16, 1999. On December 27, 2005 the Company migrated its state of organization to the state of Nevada and effective March 23, 2006, the Company’s name changed to NB Telecom, Inc.

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

Nature of Operations and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Company as a going concern.  However, the Company has a retained deficit of approximately $709,000.  The company has a current ratio of .027 for the period ended June 30, 2007, and has a deficit in stockholders’ equity.   The Company’s ability to continue as a going concern is dependent upon obtaining the additional capital as well as additional revenue to be successful in its planned activity.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 1  Nature of Business and Summary of Significant Accounting Policies (Continued)

Nature of Operations and Going Concern (Continued)

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

Interim Reporting

The unaudited financial statements as of June 30, 2007 and 2006 and for the three and six months then ended, reflect in the opinion of management, all adjustments (which include only nominal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months ended. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Summary of Significant Accounting Policies

This summary of accounting policies for NB Telecom, Inc. is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements

Management Estimates

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

Concentrations of Credit Risk

The Company’s payphones are located primarily in Pennsylvania and usage of those phones may be affected by economic conditions in those areas.  The company has experienced about a 30% drop in revenue, due to increased competition from other payphone providers and increase usage of wireless communications.

The Company maintains cash balances with a financial institution insured by the Federal Deposit Insurance Corporation up to $100,000. There are no uninsured balances at June 30, 2007 and December 31, 2006.

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 1  Nature of Business and Summary of Significant Accounting Policies (Continued)

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

Financial Instruments

The Company’s financial assets and liabilities consist of accounts receivable, inventory, and accounts payable. Except as otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the sort-term maturities of these instruments.

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

Reclassification

Certain reclassifications have been made in the 2006 financials statements to conform to the June 30, 2007 presentation.

Net (Loss) per Common Share

Net loss per common share has been calculated by taking the net loss for the current period and dividing by the weighted average shares outstanding at the end of the period. There were no common equivalent shares outstanding at June 30, 2007 and 2006.

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 1  Nature of Business and Summary of Significant Accounting Policies (Continued)

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

Under the modified prospective method of adoption for SFAS No. 123 (R), the compensation cost recognized by the company beginning on June 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not vested as of June 1, 2006, based on the grant-dated fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No, 123 (R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the dated of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123 (R)-3.  During the periods ended June 30, 2007 and 2006, no stock options were granted to non-employees.

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 1  Nature of Business and Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation (Continued)

Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at June 30, 2007 and 2006.

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

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 1  Nature of Business and Summary of Significant Accounting Policies (Continued)

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

Note 2  Inventory

Inventory is valued at the lower of cost, determined on the first-in, first-out basis (FIFO), or market value. Inventory consists of the following:

	June	December
	30, 2007	31, 2006
Parts and Accessories	$324	$-

Note 3  Uncertain Tax Provisions

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

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 3  Uncertain Tax Provisions (Continued)

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

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2004. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

United States (a)	2004– Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

Note 4  Commissions and Sales Receivable

Commissions and Sales Receivable consists of the following:

	June 30, 2007	December 31, 2006
Commissions Receivable	$1,700	$-
Sales Receivable	7,546	1,223
	$9,246	$1,233

Note 5  Related Party Note

The Company has a note payable to Craig Burton, Secretary of the Company.  This note is payable on demand and carries and interest of 10%.  The outstanding principal on the note was $5,000 as of June 30, 2007 and December 31, 2006.  The accrued interest was $855 and $570 as of June 30, 2007 and December 31, 2006, respectively.

The Company has a note payable with a relative of Joseph Passalaqua, shareholder of the Company.  This note is payable on demand and carries and of 10%. The outstanding principal on the note was $5,000 as of June 30, 2007 and December 31, 2006.  The accrued interest was $855 and $570 as of June 30, 2007 and December 31, 2006, respectively.

The Company has a notes payable with Joseph Passalaqua, shareholder of the Company.  These notes carry a principal balance of $15,000 and $10,000 as of June 30, 2007 and December 31, 2006 and are due on demand carrying interest ranging from 10% to 15%.  The accrued interest was $1,773 and $584 as of June 30, 2007 and December 31, 2006, respectively.

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 6 Related Party Payable

As of June 30, 2007 and December 31, 2006 the Company had payables due to USIP.Com, Inc., the Company’s parent company in the amount of $143,588 and $143,588, respectively.

As of June 30, 2007 and December 31, 2006 the Company had a payable due to Datone, Inc., a subsidiary of the Company's parent company in the amount of $12,616 and $615.

Note 7 Commitments

As of June 30, 2007 and December 31, 2006, all activities of the Company have been conducted by corporate officers from either Companies Parents business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

Note 8 Major Dial Around Compensation Providers (Commissions)

The Company received approximately 95% of total dial around and zero-plus compensation (commissions) from two providers.  The loss of these providers would adversely impact the business of the Company.

Note 9 Income Taxes

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

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 9 Income Taxes (Continued)

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

Note 10  Merger and Spinoff

On December 27, 2005 the Company signed an Agreement and Plan of Merger ("Agreement") with NB Telecom, Inc., ("Telecom") a newly formed Nevada corporation.  Under the terms of the proposed Merger the Company shall be merged into Telecom, with Telecom continuing as the surviving corporation.  The Merger became effective as of March 23, 2006.  The SEC granted effectiveness of NB Telecom August 24, 2007.

The financial statements present only the accounts of NB Telecom, Inc. which was a wholly owned subsidiary of USIP.COM, Inc. until the spin off effective date of August 24. The spin-off is accounted for as a recapitalization of the Company, accordingly the financial statements are restated to reflect the 49,632,222 shares outstanding after the spin-off in all periods presented

Note 11  Common Stock Transactions

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATION

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

	discuss our future expectations;

	contain projections of our future results of operations or of our financial condition; and

	state other "forward-looking" information.

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

Organization and Basis of Presentation

NB Telecom, Inc. is currently a provider of both privately owned and company owned payphones (COCOT’s) and stations in New York. The Company receives revenues from the collection of the payphone coinage, a portion of usage of service from each payphone and a percentage of long distance calls placed from each payphone from the telecommunications service providers. In addition, the Company also receives revenues from the service and repair of privately owned payphones, sales of payphone units and the sales of prepaid phone cards.

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

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

REVENUES

Our total revenue increased by $6,011 or approximately 49.2%, from $12,224 in the three months ended June 30, 2006 to $18,235 in the three months ended June 30, 2007.  This increase was primarily attributable to the increase of dial around revenue.

Our commissions decreased by $1,619 or approximately 85.8%, from $1,886 in the three months ended June 30, 2006 to $267 in the three months ended June 30, 2007.    This decrease was primarily due to a decrease in long distance phone calls derived from advertisements on our network of payphones.

Our coin call revenues increased by $417 or approximately 24.8%, from $1,683 in the three months ended June 30, 2006 to $2,100 in the three months ended June 30, 2007.  The increase in coin call revenue was primarily attributable to increase in activity.

Our non-coin call revenue, which is comprised primarily of dial-around revenue increased $7,120 approximately 1,888.6% from $(377) in the three months ended June 30, 2006 to $6,743 in the three months ended June 30, 2007.   This increase was primarily attributable to properly recording the accrual of revenues.

Service & Repair Sales increased by $93 when compared to the same period in 2006.

COSTS OF SALES

Our overall cost of sales decreased in the three months ending June 30, 2007 by $13,061 or approximately 42.4% when compared to the three months ending June 30, 2006.  This decrease in our overall cost is primarily due to 25% less payphones.   Our telecommunication costs decreased by $7,442, due to the cost of providing telephone service to 25% less phones. This number reflects an overall reduction of payphones due to our ongoing strategy of identifying and removing unprofitable payphones.  Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment.  If the site owner does not purchase the payphone, we remove it from the site.

Depreciation expense decreased by $5,068 when compared to the same period in 2006. This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners.  Once a payphone is sold to the site owner it is removed from our assets and depreciation schedules.  We own telephone equipment and motor vehicles, which provide a service for a number of years.  The term of service is commonly referred to as the “useful life” of the asset.  Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired.   A portion of the cost of the long-lived asset is reported as an expense during the cost of an asset to expense over its life in a rational and systematic manner.

Our cost of sales for repairs, service, travel and supplies decreased by $551 a direct result of the management team’s ongoing efforts to reduce cost.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $9,309 or approximately 31.2% over the same period in 2006. Approximately 76.3% of this increase is related to fees we pay to accountants and attorneys throughout the year for performing various tasks.   Salaries and related payroll taxes increased by $1,631 when compared to the same period in 2006.   Our insurance expense decreased by $2,905 when compared to the same fiscal period 2006.  Rent increased by $360 when compared to 2006.   Professional fees decreased by $7,103 over 2006.  These are fees we pay to accountants and attorneys throughout the year for performing various tasks.  Our telephone, utilities, office, and vehicle expenses, together account for a decrease of $1,292 when compared to the same period ending June 30, 2006.

Interest Expense

Interest expense, net, increased for the three month period ended June 30, 2007 to $4,087 from $505 for the three month period ended June 30, 2006. This increase was due to more interest-rate debt.

Net Loss from Operations

We had net loss of $18,589 for the three month period ended June 30, 2007 as compared to a net loss of $48,901 for the three month period ended June 30, 2006. This decrease was due to a decrease in cost of sales for the three month period ended June 30, 2007.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

REVENUES

Our total revenue increased by $3,014 or approximately 9.3%, from $32,307 in the six months ended June 30, 2006 to $35,321 in the six months ended June 30, 2007.  This increase was primarily attributable to the increase of commission revenue.

Our commissions increased by $3,086 or approximately 103.5%, from $2,984 in the six months ended June 30, 2006 to $6,070 in the six months ended June 30, 2007.    This increase was primarily due to an increase in long distance phone calls derived from advertisements on our network of payphones.

Our coin call revenues decreased by $863 or approximately 17.3%, from $4,992 for the six months ended June 30, 2006 to $4,129 for the six months ended June 30, 2007.  The decrease in coin call revenue was primarily attributable to the reduced number of payphones we operated coupled with the increased competition from wireless communication services.   We reduced our network of payphones approximately 25%.

Our non-coin call revenue, which is comprised primarily of dial-around revenue increased $502 approximately 8.1% from $6,241 in the six months ended June 30, 2006 to $6,743 in the six months ended June 30, 2007. This increase was primarily attributable to an increased frequency of dial around usage.

Service & Repair Sales increased by $289 when compared to the same period in 2006.

COST OF SALES

Our overall cost of sales decreased in the six months ending June 30, 2007 by $10,383 or approximately 20.6% when compared to the six months ending June 30, 2006. This decrease in our overall costs is primarily due to 25% less payphones. Our telecommunication costs decreased by $3,995, due to the cost of providing telephone service to 25% less phones. This number reflects an overall reduction of payphones due to our ongoing strategy of identifying and removing unprofitable payphones. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site.

Depreciation expense decreased by $5,837 when compared to the same period in 2006. This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners. Once a payphone is sold to the site owner it is removed from our assets and depreciation schedules. We own telephone equipment and motor vehicles, which provide a service for a number of years. The term of service is commonly referred to as the “useful life” of the asset.  Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense during the period in order to allow us to expense the asset over its life in a rational and systematic manner.

Our cost of sales for repairs, service, travel and supplies decreased by $551, a direct result of the management team’s ongoing efforts to reduce cost.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $15,717 or approximately 48.3% over the same period in 2006. Approximately 60.1% of this increase is related to fees we pay to accountants and attorneys throughout the year for performing various tasks. Salaries and related payroll taxes were increase by $9,628 when compared to the same period in 2006. Our insurance expense decreased by $2,905 when compared to the same fiscal period 2006. Rent increased by $363 when compared to 2006. Professional fees increased by $9,442 over 2006. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Our telephone, utilities, office, and vehicle expenses, together account for a decrease of $811 when compared to the same period ending June 30, 2006.

Interest Expense

Interest expense, increased for the period ended June 30, 2007 to $12,127 from $845 for the period ended June 30, 2006. This increase was due to more interest-rate debt.

Net Loss from Operations

We had net loss of $59,697 for the period ended June 30, 2007 as compared to a net loss of $51,608 for the period ended June 30, 2006. This increased loss due to an increase in operating expenses for the period ended June 30, 2007.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations.

As of June 30, 2007, we had $0 cash on hand, compared to $0 as of June 30, 2006.

We believe that we will continue to need investing and financing activities to fund operations.

Net cash used in operating activities was $12,069 during the six-month period ended June 30, 2007, mainly representative of the net loss incurred during 2007. This compares to net cash used in operating activities of $13,031for the six-month period ended June 30, 2006.

Net cash provided by investing activities was $6,160 during the six-month period ended June 30, 2007, due to proceeds from sale of equipment.

Net cash provided by financial activities was $5,909 during six-month period ended June 30, 2007, mainly representing the proceeds from related party notes. This compares to net cash provided by financing activities of $10,998 for the six-month period ended June 30, 2006 due to proceeds received from related party notes.

Our expenses to date are largely due to professional fees and the cost of sales for telephone communication fees.

We believe that our results of operations will provide us with the necessary funds to satisfy our liquidity needs for the next six months. To the extent they are not, however, our principal stockholders have agreed to fund our operations for the next twelve-month period and beyond.

Working Capital

As of June 30, 2007, we had total assets of $9,735 and total liabilities of $362,442, which results in working deficit of $(352,707) as compared to total assets of $10,866 and total liabilities of $303,876 resulting in a working deficit of $(293,010) as of December 31, 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

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

(b) Changes in Internal Controls

Based on their evaluation as of June 30, 2007, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A.  RISK FACTORS.

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

OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control:

•	Variations in our quarterly operating results;
•	Changes in financial estimates of our revenues and operating results by securities analysts;
•	Changes in market valuations of telecommunications equipment companies;
•	Announcements by us of significant contracts, acquisitions,
                            strategic partnerships, joint ventures or capital commitments;
•	Additions or departures of key personnel;
•	Future sales of our common stock;
•	Stock market price and volume fluctuations attributable to
                            inconsistent trading volume levels of our stock;
•	Commencement of or involvement in litigation.

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

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS.

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

NB TELECOM, INC.
(Registrant)

Dated:  July 16, 2008                                                                             /S/ Paul Kelly
Paul Kelly
President, Principal Executive Officer

Dated:  July 16, 2008                                                                              /S/ Craig Burton
Craig Burton
Secretary, Principal Financial Officer.