Form 10-Q
period 2008-06-30
NB Telecom, Inc.
filed 2008-08-14
CIK 1353970

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

(770) 804-0500

www.corplaw.net

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]       No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  49,632,222 shares of $.0001 par value common stock outstanding as of June 30, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

NB TELECOM, INC.
BALANCE SHEETS
	(Unaudited)
	30-June	December 31,
	2008	2007
CURRENT ASSETS
Cash	$-	$-
Commissions and Sales Receivable, Net	8,531	6,820
Inventory	324	324
Prepaid Expenses and Other Current Assets	-	30
TOTAL CURRENT ASSETS	8,855	7,174
FIXED ASSETS
Telephone and Office Equipment	202,652	202,652
Vehicle	11,634	11,634

Less: Accumulated Depreciation	(214,286)	(214,286)

Net Fixed Assets	-	-

TOTAL ASSETS	$8,855	$7,174
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$181,001	$183,763
Accrued Expenses	-	1,186
Bank Overdraft	2,392	1,433
Notes Payable Related Party	109,434	74,080

TOTAL CURRENT LIABILITIES	292,827	260,462

TOTAL LIABILITIES	292,827	260,462

STOCKHOLDERS' DEFICIT
Common Stock, .0001 par value 100,000,000 shares authorized,	4,963	4,963
49,632,222 shares issued and outstanding at June 30, 2008 and December 31, 2007
Additional Paid in Capital	501,474	501,474
Accumulated Deficit	(790,409)	(759,725)

TOTAL STOCKHOLDERS' DEFICIT	(283,972)	(253,288)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,855	$7,174

The accompanying notes are an integral part of these financial statements.

NB TELECOM, INC.
STATEMENT OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
SALES
Commissions	$-	$267	$-	$6,070
Coin Collections	-	2,100	640	4,129
Dial Around	3,595	6,743	7,695	6,743
Equipment Sales	-	-	-	199
Service and Repair Sales	8,383	9,125	18,243	18,180
Total Sales	11,978	18,235	26,578	35,321

COST OF SALES
Telecommunications Costs	544	15,214	12,094	30,780
Depreciation	-	2,522	-	9,342
Phone Parts & Small Tools	155	-	155	-
Travel	624	-	808	-
Total Cost of Sales	1,323	17,736	13,057	40,122

Gross Profit	10,655	499	13,521	(4,801)

The accompanying notes are an integral part of these financial statements.

NB TELECOM, INC.
STATEMENT OF OPERATIONS
(Continued)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
OPERATING EXPENSES
Payroll Wages and Taxes	$-	$7,157	$1,764	$15,154
Vehicle Expenses	-	1,045	-	2,063
Rent	-	500	30	593
Professional Fees	23,830	10,635	27,765	27,835
Office Expense	393	1,177	845	2,637
Total Operating Expenses	24,223	20,514	30,404	48,282

Total Operating Loss	(13,568)	(20,015)	(16,883)	(53,083)

OTHER INCOME (EXPENSE)
Gain on Sale of Equipment	-	6,160	-	6,160
Interest Expense	(6,930)	(4,087)	(13,801)	(12,127)
Total Other Income (Expense)	(6,930)	2,073	(13,801)	(5,967)

NET LOSS BEFORE TAXES	(20,498)	(17,942)	(30,684)	(59,050)

TAXES	-	647	-	647

NET LOSS	$(20,498)	$(18,589)	$(30,684)	$(59,697)

Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Common Shares Outstanding	49,632,222	49,632,222	49,632,222	49,632,222

The accompanying notes are an integral part of these financial statements.

NB TELECOM, INC.
STATEMENT OF CASH FLOWS
	(Unaudited)
	For the Six
	Months Ended
	June 30,
	2008	2007

Cash Flows From Operating Activities:
Net Loss	$(30,684)	$(59,697)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Depreciation Expense	-	9,342
(Gain) Loss on Sale of Equipment	-	(6,160)
(Increase) Decrease in Commission Receivables	(1,711)	(8,023)
(Increase) Decrease in Prepaid and Other Current Assets	30	275
(Increase) Decrease in Inventory	-	(324)
Increase (Decrease) in Accounts Payable	(2,762)	37,951
Increase (Decrease) in Accrued Expenses	(1,186)	2,565
Increase (Decrease) in Related Party Payable	-	12,002

Net cash used in operating activities	(36,313)	(12,069)

Cash Flows From Investing Activities:
Proceeds from Sale of Equipment	-	6,160

Net cash provided by investing activities	-	6,160

Cash Flows From Financing Activities:

Proceeds from Bank Overdraft	959	(850)
Proceeds from Related Party Notes	38,254	6,759
Payments on Notes Payable	(2,900)	-

Net cash provided by financing activities	36,313	5,909

Net Increase (Decrease) in cash	-	-

Cash - Beginning of Period	-	-

Cash - End of Period	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash Paid During The Period For:
Interest	$(13,801)	$(12,127)
Income Taxes	$-	$647

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

Nature of Operations and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Company as a going concern.  However, the Company has a retained deficit of approximately $790,000.  The company has a current ratio of .030 for the period ended June 30, 2008 and has a deficit in stockholders’ equity.   The Company’s ability to continue as a going concern is dependent upon obtaining the additional capital as well as additional revenue to be successful in its planned activity.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

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

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 1.                       Nature of Business and Summary of Significant Accounting Policies (Continued)

Interim Reporting

The unaudited financial statements as of June 30, 2008 and 2007 and for the three months then ended, reflect in the opinion of management, all adjustments (which include only nominal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months ended. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

The Company maintains cash balances with a financial institution insured by the Federal Deposit Insurance Corporation up to $100,000. There are no uninsured balances at June 30, 2008 and December 31, 2007.

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

Reclassification

Certain reclassifications have been made in the 2007 financials statements to conform to the June 30, 2008 presentation.

Net (Loss) per Common Share

Net loss per common share has been calculated by taking the net loss for the current period and dividing by the weighted average shares outstanding at the end of the period.  There were no common equivalent shares outstanding at June 30, 2008 and 2007.

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

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 1.                       Nature of Business and Summary of Significant Accounting Policies (Continued)

To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the dated of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123 (R)-3.  During the periods ended December 31, 2006 and 2005, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at June 30, 2008.

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

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 2.                       Inventory

Inventory is valued at the lower of cost, determined on the first-in, first-out basis (FIFO), or market value. Inventory consists of the following:

	June 30, 2008	December 31, 2007
Parts and Accessories	$324	$324

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

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 4.                       Commissions and Sales Receivable

Commissions and Sales Receivable consists of the following:

	June 30, 2008	December 31, 2007
Commissions Receivable	$6,026	$5,607
Sales Receivable	2,505	1,213
	$8,531	$6,820

Note 5. Related Party Note

The Company has a note payable to Craig Burton, Secretary of the Company.  This note has a due date of November 21, 2007 and carries an interest of 10%.  The outstanding principal on the note was $5,000 as of June 30, 2008 and December 31, 2007.  The accrued interest was $1,467 and $1,153 as of June 30, 2008 and December 31, 2007, respectively.

The Company has a note payable with Joseph Passalaqua.  This note has a due date of November 21, 2007 and carries an interest of 10%. The outstanding principal on the note was $5,000 as of June 30, 2008 and December 31, 2007.  The accrued interest was $1,467 and $1,153 as of June 30, 2008 and December 31, 2007, respectively.

The Company has note payables with Joseph Passalaqua.  These notes carry a principal balance of approximately $89,465 at June 30, 2008 and are due on demand carrying interest ranging from 10% to 18%.  The accrued interest was $7,035 and $4,574 as of June 30, 2008 and December 31, 2007, respectively.

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 6.        Commitments

As of June 30, 2008, all activities of the Company have been conducted by corporate officers from either Companies Parents business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

Note 7.        Major Dial Around Compensation Providers (Commissions)

During 2008, the Company received approximately 95% of total dial around from two providers.  The loss of these providers would adversely impact the business of the Company.

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

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

REVENUES

Our total revenue decreased by $8,743 or approximately 24.8%, from $35,321in the six months ended June 30, 2007 to $26,578 in the six months ended June 30, 2008.  This decrease was primarily attributable to removal of unprofitable phone locations and lower call volumes on our payphones resulting from the growth in wireless communications.

Our commissions decreased by $6,070 or approximately 100%, from $6,070 in the six months ended June 30, 2007 to $0 in the six months ended June 30, 2008.  This decrease was primarily due to lower call volumes resulting in less commissions.

Our coin call revenues decreased by $3,489 or approximately 84.5%, from $4,129 in the six months ended June 30, 2007 to $640 in the six months ended June 30, 2008.  The decrease in coin call revenue was primarily attributable to the reduced number of payphones we operated coupled with the increased competition from wireless communication services.

Our non-coin call revenue, which is comprised primarily of dial-around revenue, increased $952 or approximately 14.1% from $6,743 in the six months ended June 30, 2007 to $7,695 in the six months ended June 30, 2008.  This increase was primarily attributable to an increase in toll free calling in this quarter.

Service & Repair Sales increased by $63, when compared to the same period in 2007. Equipment Sales decreased $199, when compared to the same period in 2007.

COSTS OF SALES

Our overall cost of sales decreased for the six months ending June 30, 2008 by $27,065 or approximately 67.5% when compared to the six months ended June 30, 2007.

Our telecommunication costs decreased by $18,686, or approximately 60.7% when compared to the same period in 2007.  This decrease is primarily attributable to fewer payphones to support.

Depreciation expense decreased by $9,342 when compared to the same period in 2007.  This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners.  Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired.  A portion of the cost of the long-lived asset is reported as an expense during each year over the life of the asset in a rational and systematic manner.

Our cost for travel increased $808 when compared to the same period in 2007. Our supplies increased $155 when compared to the same period in 2007.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $17,878 or approximately 37.03% over the same period in 2007.  Approximately 74.9% of this decrease is related to decrease in salary expense.  Salaries and related payroll taxes decreased by $13,390 when compared to the same period for 2007.  This decrease is attributable to reducing a full time employee to part time.  Rent decreased by $563 when compared to 2007.  Professional fees decreased by $70 over 2007.  These are fees we pay to accountants and attorneys throughout the period for performing various tasks.  Our office and vehicle expenses, together account for a decrease of $3,855 when compared to the same period ending June 30, 2007.

Interest Expense

Interest expense, net, increased for the period ended June 30, 2008 to $13,801 from $12,127 for the period ended June 30, 2007. This increase was due to increased interest-rate debt.

Net Loss from Operations

We had net loss of $30,684 for the period ended June 30, 2008 as compared to a net loss after taxes of $59,697 for the period ended June 30, 2007. This decrease was due to a decrease in operating expenses for the period ended June 30, 2008.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations.

As of June 30, 2008, we had $0 cash on hand, compared to $0 as of June 30, 2007.

We believe that we will continue to need investing and financing activities to fund operations.

Net cash used in operating activities was $36,313 during the six-month period ended June 30, 2008, mainly representative of the net loss incurred during 2008. This compares to net cash used in operating activities of $12,069 for the six-month period ended June 30, 2007.

Net cash provided by financial activities was $36,313 during six-month period ended June 30, 2008, mainly representing the proceeds from related party notes.  This compares to net cash provided by financing activities of $5,909 for the six-month period ended June 30, 2007 mainly due to proceeds from related party notes of $6,759 and proceeds from sale of equipment of $6,160.

Our expenses to date are largely due to professional fees and the cost of sales for telephone communication costs.

We believe that our operations will provide us with the necessary funds to satisfy our liquidity needs for the next 6 months. To the extent they are not, however, our principal stockholders have agreed to fund our operations for the next twelve-month period and beyond.

Working Capital

As of June 30, 2008, we had total assets of $8,855 and total liabilities of $292,827 which results in working deficit of $(283,972) as compared to total assets of $7,174 and total liabilities of $260,462 resulting in a working deficit of $(253,288) as of June 30, 2007.

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

REVENUES

Our total revenue decreased by $6,257 or approximately 34.3%, from $18,235 in the three months ended June 30, 2007 to $11,978 in the three months ended June 30, 2008.  This decrease was primarily attributable to removal of unprofitable phone locations and lower call volumes on our payphones resulting from the growth in wireless communications.

Our commissions decreased by $267 or approximately 100%, from $267 in the three months ended June 30, 2007 to $0 in the three months ended June 30, 2008.  This decrease was primarily due to lower call volumes on our payphones.

Our coin call revenues decreased by $2,100 or approximately 100%, from $2,100 in the three months ended June 30, 2007 to $0 in the three months ended June 30, 2008.  The decrease in coin call revenue was primarily attributable to the reduced number of payphones we operated coupled with the increased competition from wireless communication services.

Our non-coin call revenue, which is comprised primarily of dial-around revenue, decreased $3,148 or approximately 46.7% from $6,743 in the three months ended June 30, 2007 to $3,595 in the three months ended June 30, 2008.  This decrease was primarily attributable to lower call volumes on our network of payphones.

Service & Repair Sales decreased by $742, when compared to the same period in 2007.

COSTS OF SALES

Our overall cost of sales decreased for the three months ending June 30, 2008 by $16,413 or approximately 92.5% when compared to the three months ended June 30, 2007.

Our telecommunication costs decreased by $14,670, or approximately 96.4% when compared to the same period in 2007. This decrease is primarily attributable to fewer payphones to support.

Depreciation expense decreased by $2,522 when compared to the same period in 2007.  This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners.

Our cost for travel increased $624 when compared to the same period in 2007. Our supplies increased $155 when compared to the same period in 2007.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $3,709 or approximately 18.08% over the same period in 2007.  Salaries and related payroll taxes decreased by $7,157 when compared to the same period for 2007.  This decrease is attributable to a full time employee becoming part time.  Rent decreased by $500 when compared to 2007.  Professional fees increased by $13,195 over 2007.  These are fees we pay to accountants and attorneys throughout the period for performing various tasks.  Our office and vehicle expenses, together account for a decrease of $1,829 when compared to the same period ending June 30, 2007.

Interest Expense

Interest expense, net, increased for the period ended June 30, 2008 to $6,930 from $4,087 for the period ended June 30, 2007. This increase was due to increased interest-rate debt.

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

Dated: August 14, 2008	NB TELECOM, INC.
	By:	/s/ Paul Kelly
Paul Kelly
President, Principal Financial Officer