Form 10-Q
period 2008-09-30
NB Telecom, Inc.
filed 2008-11-14
CIK 1353970

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  49,632,222 shares of $.0001 par value common stock outstanding as of September 30, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

NB TELECOM, INC.
BALANCE SHEETS

	(Unaudited)
	30-Sep	December 31,
	2008	2007
CURRENT ASSETS
Cash	$-	$-
Commissions and Sales Receivable, Net	5,553	6,820
Inventory	324	324
Prepaid Expenses and Other Current Assets	-	30

TOTAL CURRENT ASSETS	5,877	7,174

FIXED ASSETS
Telephone and Office Equipment	202,652	202,652
Vehicle	11,634	11,634

Less: Accumulated Depreciation	(214,286)	(214,286)

Net Fixed Assets	-	-

TOTAL ASSETS	$5,877	$7,174

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$190,588	$183,763
Accrued Expenses	-	1,186
Bank Overdraft	2,166	1,433
Notes Payable Related Party	119,214	74,080

TOTAL CURRENT LIABILITIES	311,968	260,462

TOTAL LIABILITIES	311,968	260,462

STOCKHOLDERS' DEFICIT
Common Stock, .0001 par value 100,000,000 shares authorized, 49,632,222 shares issued and outstanding at June 30, 2008 and December 31, 2007	4,963	4,963
Additional Paid in Capital	501,474	501,474
Accumulated Deficit	(812,528)	(759,725)

TOTAL STOCKHOLDERS' DEFICIT	(306,091)	(253,288)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,877	$7,174

The accompanying notes are an integral part of these financial statements.

NB TELECOM, INC.
STATEMENT OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
SALES
Commissions	$-	$10	$-	$6,080
Coin Collections	951	1,032	1,591	5,161
Dial Around	1,011	7,965	8,705	14,708
Equipment Sales	-	-	-	-
Service and Repair Sales	7,560	9,335	25,803	27,714
Total Sales	9,522	18,342	36,099	53,663

COST OF SALES
Telecommunications Costs	10,329	13,465	22,423	44,245
Depreciation	-	-	-	9,342
Repairs and Service Supplies	-	-	155	-
Travel	-	-	808	-
Total Cost of Sales	10,329	13,465	23,386	53,587

Gross Profit	(807)	4,877	12,713	76

The accompanying notes are an integral part of these financial statements.

NB TELECOM, INC.
STATEMENT OF OPERATIONS
(Continued)

	(Unaudited)		(Unaudited)
	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
OPERATING EXPENSES
Payroll Wages and Taxes	$-	$4,639	$1,763	$19,792
Telephone	2,583	(296)	2,583	(296)
Vehicle Expenses	-	-	-	2,063
Rent	-	-	30	593
Professional Fees	4,475	15,975	32,241	43,810
Office Expense	356	1,596	1,201	4,233
Computer Repair Expense	92	-	92	-
Total Operating Expenses	7,506	21,914	37,910	70,195

Total Operating Loss	(8,313)	(17,037)	(25,197)	(70,119)

OTHER INCOME (EXPENSE)
Gain on Sale of Equipment	-	-	-	6,160
Bad Debt Expense	-	(448)	-	(448)
Other Expense	-	(286)	-	(286)
Interest Expense	(13,805)	(5,565)	(27,606)	(17,692)
Total Other Income (Expense)	(13,805)	(6,299)	(27,606)	(12,266)

NET LOSS BEFORE TAXES	(22,118)	(23,336)	(52,803)	(82,385)

TAXES	-	44	-	691

NET LOSS	$(22,118)	$(23,380)	$(52,803)	$(83,076)

Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Common Shares Outstanding	49,632,222	49,632,222	49,632,222	49,632,222

The accompanying notes are an integral part of these financial statements.

NB TELECOM, INC.
STATEMENT OF CASH FLOWS

	(Unaudited)
	For the Nine
	Months Ended
	September 30,
	2008	2007

Cash Flows From Operating Activities:
Net Loss	$(52,803)	$(83,076)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Depreciation Expense	-	9,342
(Gain) Loss on Sale of Equipment	-	(6,160)
(Increase) Decrease in Commission Receivables	1,267	(11,485)
(Increase) Decrease in Prepaid and Other Current Assets	30	202
(Increase) Decrease in Inventory	-	(324)
Increase (Decrease) in Accounts Payable	6,825	30,765
Increase (Decrease) in Accrued Expenses	(1,186)	(255)
Increase (Decrease) in Related Party Payable	-	12,002
Net cash used in operating activities	(45,867)	(48,989)
Cash Flows From Investing Activities:
Proceeds from Sale of Equipment	-	6,160
Net cash provided by investing activities	-	6,160
Cash Flows From Financing Activities:

Proceeds from Bank Overdraft	733	6,625
Proceeds from Related Party Notes	45,134	36,204
Payments on Notes Payable	-	-

Net cash provided by financing activities	45,867	42,829

Net Increase (Decrease) in cash	-	-

Cash - Beginning of Period	-	-

Cash - End of Period	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash Paid During The Period For:
Interest	$(27,606)	$(17,692)
Income Taxes	$-	$691

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

Nature of Operations and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Company as a going concern.  However, the Company has a retained deficit of approximately $813,000.  The company has a current ratio of .018 for the period ended September 30, 2008 and has a deficit in stockholders’ equity.   The Company’s ability to continue as a going concern is dependent upon obtaining the additional capital as well as additional revenue to be successful in its planned activity.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern.

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

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Interim Reporting

The unaudited financial statements as of September 30, 2008 and 2007 and for the three and nine months then ended, reflect in the opinion of management, all adjustments (which include only nominal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months ended. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

The Company maintains cash balances with a financial institution insured by the Federal Deposit Insurance Corporation. There are no uninsured balances at September 30, 2008 and December 31, 2007.

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

Reclassification

Certain reclassification have been made in the 2007 financial statements to conform to the September 30, 2008 presentation.

Net (Loss) per Common Share

Net loss per common share has been calculated by taking the net loss for the current period and dividing by the weighted average shares outstanding at the end of the period.  There were no common equivalent shares outstanding at September 30, 2008 and 2007.

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

Dial around revenues are generated from calls to gain access to a different long distance carrier than is already programmed into the phone.  GAAP (SAB No. 101) requires the Company to recognize revenue when earned. In the past, we were recording the revenue when the money was wire deposited into our account. We are now recording a monthly accrual and adjusting the revenue to actual on a quarterly basis. The revenue is estimated monthly, based on prior quarter’s actual receipts. We use prior quarter receipts as estimates because there has not been a significant change to total payphones in the previous few quarters. Also, historical figures have shown the revenue earned is not far different than estimates made. Revenues on commissions, phone card sales, and telephone equipment repairs and sales are realized when the services are provided.

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

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the dated of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123 (R)-3.  During the periods ended December 31, 2006 and 2005, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at September 30, 2008.

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

Note 2.  Inventory

Inventory is valued at the lower of cost, determined on the first-in, first-out basis (FIFO), or market value. Inventory consists of the following:

	September 30, 2008	December 31, 2007
Parts and Accessories	$324	$324

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

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

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2004. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

United States (a)	2004– Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

Note 4.  Commissions and Sales Receivable

Commissions and Sales Receivable consists of the following:

	September 30, 2008	December 31, 2007
Commissions Receivable	$3,600	$5,607
Sales Receivable	1,953	1,213
	$5,553	$6,820

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

Note 5.  Related Party Note

The Company has a note payable to Craig Burton, Secretary of the Company.  This note is payable on demand and carries an interest rate of 10%.  The outstanding principal on the note was $5,000 as of September 30, 2008 and December 31, 2007.  The accrued interest was $1,630 and $1,153 as of September 30, 2008 and December 31, 2007, respectively.

The Company has a note payable with a relative of Joseph Passalaqua.  This note is due on demand and carries an interest rate of 10%. The outstanding principal on the note was $5,000 as of September 30, 2008 and December 31, 2007.  The accrued interest was $1,630 and $1,153 as of September 30, 2008 and December 31, 2007, respectively.

The Company has note payables with Joseph Passalaqua.  These notes carry a principal balance of approximately $95,465 and $57,200 at September 30, 2008 and December 31, 2007, respectively and are due on demand carrying interest ranging from 10% to 18%.  The accrued interest was $10,489 and $4,574 as of September 30, 2008 and December 31, 2007, respectively.

Note 6.  Commitments

As of September 30, 2008, all activities of the Company have been conducted by corporate officers from either Companies Parents business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

Note 7.  Major Dial Around Compensation Providers (Commissions)

During 2008, the Company received approximately 95% of total dial around from two providers.  The loss of these providers would adversely impact the business of the Company.

NB TELECOM, INC.
NOTES TO THE FINANCIAL STATEMENTS

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

Note 9.  Common Stock Transactions

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

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES

Our total revenue decreased by $17,564 or approximately 32.7% from $53,663 in the nine months ended September 30, 2007 to $36,099 in the nine months ended September 30, 2008. This decrease was primarily attributable to removal of unprofitable phone locations and lower call volumes on our payphones resulting from the growth in wireless communications.

Our commissions decreased by $6,080 or approximately 100%, from $6,080 in the nine months ended September 30, 2007 to $0 in the nine months ended September 30, 2008. This decrease was primarily due to lower call volumes resulting in less commissions.

Our coin call revenues decreased by $3,570 or approximately 69.2%, from $5,161 in the nine months ended September 30, 2007 to $1,591 in the nine months ended September 30, 2008. The decrease in coin call revenue was primarily attributable to the reduced number of payphones we operated coupled with the increased competition from wireless communication services.

Our non-coin call revenue, which is comprised primarily of dial-around revenue, decreased $6,003 or approximately 40.8% from $14,708 in the nine months ended September 30, 2007 to $8,705 in the nine months ended September 30, 2008. This decrease was primarily attributable to a decrease in toll free calling in this quarter.

Service & Repair Sales decreased by $1,911, when compared to the same period in 2007.

COSTS OF SALES

Our overall cost of sales decreased for the nine months ending September 30, 2008 by $30,201 or approximately 56.4% when compared to the nine months ended September 30, 2007.

Our telecommunication costs decreased by $21,822, or approximately 49.3% when compared to the same period in 2007. This decrease is primarily attributable to less payphones to support.

Depreciation expense decreased by $9,342 when compared to the same period in 2007. This decrease is due to certain assets being fully depreciated and our on going strategy of identifying unprofitable payphones, and selling them to the site owners. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense during each year over its life in a rational and systematic manner.

Our cost for travel increased $808 when compared to the same period in 2007. Our supplies increased $155 when compared to the same period in 2007.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $32,285 or approximately 46% over the same period in 2007. Approximately 55.8% of this decrease is related to decrease in salary expense. Salaries and related payroll taxes decreased by $18,029 when compared to the same period for 2007. This decrease is attributable to reducing a full time employee to part time. Rent decreased by $563 when compared to 2007. Professional fees decreased by $11,569 over 2007. These are fees we pay to accountants and attorneys throughout the period for performing various tasks. Our office, telephone, repair and vehicle expenses, together account for a decrease of $2,124 when compared to the same period ending September 30, 2007.

Interest Expense

Interest expense, net, increased for the period ended September 30, 2008 to $27,606 from $17,692 for the period ended September 30, 2007. This increase was due to increased interest-rate debt.

Net Loss from Operations

We had net loss of $52,803 for the period ended September 30, 2008 as compared to a net loss after taxes of $82,385 for the period ended September 30, 2007. This decrease was due to a decrease in operating expenses for the period ended September 30, 2008.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations.

As of September 30, 2008, we had $0 cash on hand, compared to $0 as of September 30, 2007.

We believe that we will continue to need investing and financing activities to fund operations.

Net cash used in operating activities was $45,867 during the nine-month period ended September 30, 2008, mainly representative of the net loss incurred during 2008. This compares to net cash used in operating activities of $48,989 for the nine-month period ended September 30, 2007.

Net cash provided by investing activities was $0 during the nine-month period ended September 30, 2008. This compares to net cash provided by investing activities of $6,160 for the nine-month period ended September 30, 2007 due to proceeds from sale of equipment.

Net cash provided by financial activities was $45,867 during nine-month period ended September 30, 2008, mainly representing the proceeds from related party notes.  This compares to net cash provided by financing activities of $42,829 for the nine-month period ended September 30, 2007 primarily due to proceeds from related party notes.

Our expenses to date are largely due to professional fees and the cost of sales for telephone communication costs.

We believe that our results of operations will provide us with the necessary funds to satisfy our liquidity needs for the next 3 months. To the extent they are not, however, our principal stockholders have agreed to fund our operations for the next twelve-month period and beyond.

Working Capital

As of September 30, 2008, we had total assets of $5,877 and total liabilities of $311,968 which results in working deficit of $(306,091) as compared to total assets of $13,130 and total liabilities of $389,216 resulting in a working deficit of $(376,087) as of September 30, 2007.

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES

Our total revenue decreased by $8,820 or approximately 48.1%, from $18,342 in the three months ended September 30, 2007 to $9,522 in the three months ended September 30, 2008. This decrease was primarily attributable to removal of unprofitable phone locations and lower call volumes on our payphones resulting from the growth in wireless communications.

Our commissions decreased by $10 or approximately 100%, from $10 in the three months ended September 30, 2007 to $0 in the three months ended September 30, 2008. This decrease was primarily due to lower call volumes resulting in less commissions.

Our coin call revenues decreased by $81 or approximately 7.8%, from $1,032 in the three months ended September 30, 2007 to $951 in the three months ended September 30, 2008. The decrease in coin call revenue was primarily attributable to the reduced number of payphones we operated coupled with the increased competition from wireless communication services.

Our non-coin call revenue, which is comprised primarily of dial-around revenue, decreased $6,954 or approximately 87.3% from $7,965 in the three months ended September 30, 2007 to $1,011 in the three months ended September 30, 2008. This decrease was primarily attributable to a decrease in toll free calling in this quarter.

Service & Repair Sales decreased by $1,775, when compared to the same period in 2007.

COSTS OF SALES

Our overall cost of sales decreased for the three months ending September 30, 2008 by $3,136 or approximately 23.2% when compared to the three months ended September 30, 2007.

Our telecommunication costs decreased by $3,136, or approximately 23.3% when compared to the same period in 2007. This decrease is primarily attributable to payphones to support.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $14,408 or approximately 65.7% over the same period in 2007. Salaries and related payroll taxes decreased by $4,639 when compared to the same period for 2007. This decrease is attributable to reducing a full time employee to part time. Professional fees decreased by $11,500 over 2007. These are fees we pay to accountants and attorneys throughout the period for performing various tasks. Our office, telephone and repair expenses, together, account for a increase of $1,731 when compared to the same period ending September 30, 2007.

Interest Expense

Interest expense, net, increased for the period ended September 30, 2008 to $13,805 from $5,565 for the period ended September 30, 2007. This increase was due to increased interest-rate debt.

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

Dated: November 12, 2008	NB TELECOM, INC.

	By:	/s/ Paul Kelly
Paul Kelly
President, Principal Financial Officer