Form 10-K/A
period 2007-12-31
NB Telecom, Inc.
filed 2008-12-17
CIK 1353970

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A 2

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

RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS.

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

POSSIBLE ISSUANCE OF ADDITIONAL SHARES WITHOUT STOCKHOLDER APPROVAL COULD DILUTE STOCKHOLDERS.

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

ITEM 6.   SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosures controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.  Based on this evaluation these officers have concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were ineffective and were not adequate to ensure that the information required be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

The deficiencies in the Company’s controls and procedures relate to the Company’s failure to provide the disclosure required by item 307 of Regulation S-K.  This failure has been remedied by the filing of this amended Annual Report on Form 10-K.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

NB TELECOM, INC.

Dated: December 17, 2008	By:	/s/ Paul Kelly
	Name:	Paul Kelly
	Title:	President, Chief Executive Officer and Director

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Paul Kelly	President, Chief Executive Officer and Director	December 17, 2008
Paul Kelly

/s/ Craig Burton	Secretary, Principal Financial Officer and Director	December 17, 2008
Craig Burton