Form 10-K
period 2008-12-31
China XD Plastics Co Ltd
filed 2009-03-23
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission File No. 333-134073
CHINA XD PLASTICS COMPANY LIMITED
(Exact name of registrant as specified issuer in its charter)

Nevada	04-3836208

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 9 Qinling Road, Yingbin Road Centralized Industrial Park, Harbin Development Zone, Heilongjiang, P.R. China

150078

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 86-451-84346600

Securities registered under Section 12(b) of the Act:

None Securities registered under Section 12(g) of the Act:   Common Stock, par value $0.0001

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1934. Yes ☐ No ☒

Indicate by checkmark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of our common stock as of June 30, 2008, was 49,632,222 shares. The aggregate market value of the common stock held by non-affiliates (10,571,663 shares), based on the closing market price ($211,433 per share) of the common stock as of June 30, 2008 was $0.02.

As of March 23, 2009, there were 805,802 issued and outstanding shares of the issuer’s common stock.

CHINA XD PLASTICS COMPANY LIMITED
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

As used herein, “China XD,” “we,” “us,” “our” and the “Company” refers to China XD Plastics Company Limited.

PART I

ITEM 1.	BUSINESS.

          China XD, formerly known as NB Telecom, Inc. was originally incorporated as NB Payphones Ltd. under the laws of the state of Pennsylvania on November 16, 1999. On December 27, 2005, we migrated our state of organization to the state of Nevada and effective March 23, 2006, our name changed to NB Telecom, Inc.

          On December 24, 2008, we acquired all of the outstanding capital stock of Favor Sea Limited, a British Virgin Islands corporation, through China XD Plastics Company Limited, a Nevada corporation (the “Merger Sub”) wholly owned by the Company. Favor Sea Limited is a holding company whose only asset, held through a subsidiary, was 100% of the registered capital of Harbin Xinda Macromolecule Material Co., Ltd. (“Xinda”). Xinda is a manufacturer and developer of modified plastics. Xinda is a high-tech company that was founded in September 2004 under the laws of the People’s Republic of China with registered capital of 20 million RMB (USD$2,416,451). Xinda’s executive offices and manufacturing facility are located at No. 9 Qinling Road, Yingbin Road Centralized Industrial Park, Harbin Development Zone, Heilongjiang Province, in northeast China. Xinda engages in the development, manufacture, and distribution of modified plastic, primarily for use in automobiles. The technology that has enabled Xinda to become China’s leading producer of automotive modified plastics derives from our wholly-owned research laboratory, Harbin Xinda Macromolecule Material Research Institute (“the Research Institute”), a subsidiary established in 2007. The Research Institute has developed into a leader in research and development for China’s macromolecular industry. The Research Institute is outfitted with more than 80 sets of testing, analytical and production equipment used to analyze the physical and mechanical properties of the heat resistances, durability, stability, and environmental performance exhibited by modified plastics.

          In connection with the acquisition, the Company entered into an Agreement and Plan of Merger (the “Agreement”) by and among the Merger Sub, Favor Sea Limited, and the shareholders of Favor Sea including the principal shareholder, XD. Engineering Plastics Company Limited (“XD”), a British Virgin Islands corporation. The Company acquired all of the outstanding capital stock of Favor Sea, through the Merger Sub. In connection with the acquisition, and in exchange for the outstanding stock of Favor Sea, the shareholders of Favor Sea received 50,367,778 shares of the common stock of the Company and 1,000,000 shares of convertible Series A preferred stock of the Company, and XD individually received 1,000,000 shares of Series B preferred stock of the Company (the “Merger”). Subsequent to the Merger and as a direct consequence, the name of the Company was changed to “China XD Plastics Company Limited” pursuant to Chapter 92A the Revised Nevada Statutes in connection with the Merger. The 50,367,778 shares of common stock were converted into 405,802 shares post a reverse stock split of 124.1:1 for 1 pursuant to Nevada Revised Statutes Section 78.207 for both the total number of authorized shares of common stock and the total number of issued and outstanding shares of common stock. The 1,000,000 shares of convertible Series A preferred stock of the Company are convertible into approximately 1:38.2 into 38,194,072 shares of the common stock of the Company. Assuming the conversion of the Series A preferred stock of the Company, the shareholders of Favor Sea will own approximately 99% of the Common Stock of the Company.

          Modified plastic is produced by changing the physical and/or chemical characteristics of ordinary resin materials. In order for plastics to be used in the automobile environment, they must satisfy certain physical criteria in terms of electro-magnetic characteristics, reaction to light and heat, durability, flame resistance, and mechanical functionality. Xinda’s unique formulas and processing techniques enable us to produce low-cost high-quality modified plastic materials, which have been accepted by many of the major automobile manufacturers in China. In addition, we also provide specially engineered plastics and environment-friendly plastics for use in the assembly of equipment for oilfields, mining, ship power, power station equipment, and other industries.

          Xinda’s primary market is the rapidly expanding Chinese automotive industry. In 2007, 8.88 million automobiles were sold in China, which increased by 22% than the previous year. It is estimated that the Chinese auto market will grow by 15% annually in the coming years. Each automobile requires 100kg to 150 kg of modified plastic, which means that by 2010 the demand for modified plastic in the Chinese automobile industry will be approximately 1.2 million tons annually. Xinda’s existing facility has an annual production capacity of 40,000 tons. If we complete the acquisition of an additional 19 production lines, discussed below, our annual capacity will reach 100,000 tons.

          Our specialized plastics are utilized in the exterior and interior trim and in the functional components of more than 30 automobile brands manufactured in China, including Audi, Red Flag, Volkswagen and Mazda. At present, Xinda manufactures approximately 145 types of automobile-specific modified plastic products, 117 of which have been certified for use by one or more of the automobile manufacturers in China. The automotive applications for our plastics include exteriors (automobile bumpers, rear- and side- view mirrors, license plate), interiors (door panels, dashboard, steering wheel, glove compartment and safety belt components), and functional components (air conditioner casing, heating and ventilation casing, engine covers, and air ducts).

          Our 145 products are organized into seven categories, based on their physical characteristics:

Modified Polypropylene:

•

COMPNIPER: a form of modified polypropylene that exhibits high fluidity and impact resistance. These products are primarily used for the interior automobile parts, such as the inner panels, instrument panels, and box lids. 27 of these products have been certified for use in the Chinese auto industry.

•

COMPWIPER: a form of modified polypropylene that exhibits low-temperature-resistance and impact resistance. These products are primarily used for external automobile parts, such as the front and back bumpers and mudguards. 23 of these products have been certified for use in the Chinese auto industry.

•

COMPGOPER: a form of modified polypropylene that exhibits high-temperature-resistance and resistance to static. These products are used primarily for automobile functional components, such as the unit heater shells and air conditioner shells. 33 of these products have been certified for use in the Chinese auto industry.

•	Modified ABS:

•

MOALLOLY: a form of modified ABS (acrylonitrile butadiene styreme) plastic that exhibits high gloss, high rigidity, and size stability. These products are primarily used for automobile functional components, such as the heat dissipating grid and wheel covers. 6 of these products have been certified for use in the Chinese auto industry.

•	Modified Nylon:

•

POLGPAMR: a form of modified nylon that exhibits high wear and heat resistance. These products are primarily used for automotive parts requiring high flame and heat resistance. 10 of these products have been certified for use in the Chinese auto industry.

•	Engineering Plastic

•

MOAMIOLY: a wear-resistant form of engineering plastic. These products are primarily used for the engine hood, intake manifold, and bearings. 7 of these products have been certified for use in the Chinese auto industry.

•	Alloy Plastic

•

BRBSPCL: a form of alloy plastic. These products are used primarily for the rearview mirror, grille, automotive electronics and other components. The products can also be used in computers, plasma TVs, mobile phones and other electronic and electrical consumer products. 7 of these products have been certified for use in the Chinese auto industry.

•	Environment-friendly Modified Plastic

•

POLGBSMR: an environment-friendly form of modified plastic, is used in automobiles with environmental standard requirements. 4 of these products have been certified for use in the Chinese auto industry.

•	Modified Plastic for Special Engineering

PEEK: a special engineering form of modified plastics that can be used in communication and transportation, electronic and electric appliance, machinery, medical equipment and analytical equipment. Xinda is developing products in this field based on the years’ research findings. However, none of these products has been certified for use in the auto industry.

Asset Purchase Agreement

          With the acceleration of the localization of China auto parts industry and the rapid increase of sales of special modified plastics for automobiles, it is estimated that the demand of special modified plastics for automobiles will increase from 0.728 million tons in 2006 to 1.20 million tons in 2010. Because of this, Xinda’s production capacity of automotive special modified plastics cannot meet with customers’ increasing order demand, and Xinda decides to achieve 0.1 million tons of special modified plastics for automobiles by 2010 through the form of acquiring all Xinda High-tech’s assets which is used to produce modified plastics for automobiles. Xinda and Xinda High-tech entered into an Assets Purchase Agreement on September 20, 2008.

          Pursuant to the Assets Purchase Agreement, Xinda will purchase 6 buildings including office building, 19 full automatic production lines and related lands and subsidiary facilities. Xinda High-tech sold all facilities to Xinda at the price of 240 million RMB (USD$35 million). Xinda will pay all funds before the end of September, 2009.

Raw Materials

          The principal raw materials used for the production of the Company’s products are plastic resins such as polypropylene, ABS and nylon. Nearly 60% of these raw materials come from overseas petrochemical enterprises, and 40% from domestic petrochemical enterprises. All of our contracts for raw materials are one-year renewable contracts.

•	Polypropylene is a chemical compound manufactured from petroleum.

•	Acrylonitrile Butadiene Styrene (ABS), is a common thermoplastic used to make light, rigid, molded products such as automotive body parts and wheel covers.

•	Nylon is a thermoplastic silky material.

          Currently we have adequate access to these raw materials by dealing with major suppliers in the industry. Xinda has one-year renewable contracts with each of suppliers. Because the raw materials are mostly petroleum products, the rise of oil price will directly affect the cost for the raw materials. However, in that event, we should be able to pass the cost to our customers by raising the price for our products.

          Because raw materials constitute a substantial part of the cost of our products, we seek to reduce the cost of raw materials by dealing with two major suppliers: Dalian Free Trade Zone Mankeri International Trade Co., Ltd. (“Mankeri”), and Dalian Lanhai International Trade Co., Ltd. During the year ended onDecember 31, 2008, Xinda purchased approximately 58% of its raw materials from Mankeri and 26% from Dalian Lanhai International Trade Co., Ltd. In 2007 we purchased 86% of our raw materials from Mankeri, and 80% in 2006. By dealing with these major suppliers, Xinda obtains reduced prices for raw materials, and thus reduces the cost of our products. If we were unable to purchase from Mankeri, we would still have adequate sources of raw materials from other petrochemical dealers, but the cost would increase by 1-2%.

          Intellectual Property

          Our Research Institute, Xinda Macromolecule Material Research Institute, was organized to provide us with ongoing additions to our technology, which represents the key to our competitive success. Our goal is to utilize state-of-the-art methods and equipment to produce plastics of the highest quality that are cost-efficient for our customers. Toward this end, we have staffed the Research Institute with 38 researcher employees, over 90% of whom have advanced degrees or specialized undergraduate training.

          To supplement the efforts of our Research Institute, we have developed cooperative research programs with a number of the leading technology centers in China, including the Changchun Institute of Applied Chemistry of the Chinese Academy of Science, the Beijing Chemical Engineering Institute, the Harbin Institute of Technology, the Northeast Forestry University, Jilin University, and the Korea HEP Institute. Besides providing specialized research and development skills, these relationships help us to formulate cutting edge research programs aimed at addressing developing issues in plastics engineering.

          All our significant research and development activities are overseen by the members of our Scientific Advisory Board, which we have assembled from among the leaders in China’s chemical engineering industry. Currently, the members of the Scientific Advisory Board are:

•	Jin Yong: The member of the Chinese Academy of Engineering, director of the Research Institute of Chemical Engineering Science and Technology at Tsinghua University.

•	Wu Zhongwen: Director of the Research Institute of Special Plastics Engineering of Jilin University.

•	Zheng Kai: Secretary General of China’s Plastics Engineering Industry Association.

•	Huang Yudong: Dean of the Chemical Engineering Department at Harbin Industrial University

•	Li Bin: Dean of the Science Department at Eastern Forest Industry University.

•	Xing Yuqing: Director of the Teaching and Research Section of the Chemical Engineering Department at Harbin Industrial University

•	Jiang Zhenhua: Director of the Engineering Research Center of the Special Plastics Engineering Education Department of Jilin University

          As a result of our collection of academic and technological expertise, we have a portfolio of 10 patents for which we have applications pending in China.

			Application Date and
No.	Patent Name	Patent Application No.	Status

	Measures for efficient recycling and
1	circulating usage of waste and old		2005.11.15
	plastics	200510010540.90	Pending

2	Special engineering plastics dedicated to		2005.11.15
	military industry products	200510010543.20	Pending

	Special materials for wall tubes of
3	polyethylene winding structure of tube
	inbuilt technology without opening tank		2005.11.15
	lid	200510010541.30	Pending

4	Stuffing master batch material dedicated		2005.11.15
	to polypropylene resin	200510010542.80	Pending

5	Special materials for air inflow manifold		2007.7.25
	of automobile engine	200710072563.10	Pending
	High-lustre low shrinkage ratio nano

6	polypropylene modified compound and		2005.11.15
	its manufacturing methods	200510010539.60	Pending

7	Strengthened toughened aging resistant
	polypropylene/nano calcium carbonate
	compound material and its		2005.11.15
	manufacturing methods	200510010538.10	Pending

8	Green inflaming-retardant ABS alloy	200610009836.30	2006.03.21

9	Compound nano special materials		2005.06.06
	dedicated to automobile bumper	200510010066.x	Pending

10	High-performance special
	polypropylene materials dedicated to		2006.3.21
	automobile	200610009837.80	Pending

Trademark

          We own the trademarks for our graphic logo and Chinese characters of (“Xinda”), which we use in packaging our products and marketing ourselves. Currently the two trademarks are under the application for Company’s name change due to the change of our name from Harbin Xinda Macromolecule Material Inc. to Harbin Xinda Macromolecule Material Co., Ltd.

Marketing

          Currently Xinda’s sales network covers the northeastern and eastern regions of China. Xinda has two sales branches: one in Changchun City where the largest portion of the automobile manufacturing industry in China is located, and the other in Ningbo City in the eastern part of China where the second largest portion of such industry known as Shanghai Region is located. Xinda has a sales team of 18 persons, each with more than three years of sales experiences. In 2008, 91% of our sales were derived from the northeastern market, with continuing expansion into the northern and eastern regions of China.

          Xinda sells directly to its customers or indirectly through sales agents. Xinda rates potential customers based on its Customer Estimation Management System. For those customers who can make payment within our collection period, Xinda sells products directly to them, and provides full after-sale services. These customers are usually the major automobile manufacturers who have certified our products. For potential customers who may not be able to make payment within our collection period, we assign a local sales agent to market to them.

          We enter into Sales Agency Agreements with local agents in areas where large automobile manufacturers are located. The sales agents are responsible for developing the markets for our products and collecting payments from our customers. In distributing our products during the agency period, the agents are required to use Xinda’s product certificate, brand and package standards set by us. They must also reimburse us the amount of payment that the customers fail to make within our collection period. After the termination of the agency relationship, the customers developed by the agents are proprietary to Xinda.

          During the past three years, the Company has sold most of its products in the three northeastern provinces of China: Heilongjiang, Jilin, and Liaoning. We expect to develop more customers in the cities and provinces located in the Eastern part of China, such as Shanghai and Zhejiang Province.

          No single customer accounted for more than 10% of our sales during the nine months ended on December 31, 2008, or during 2007 or 2006.

Competition

          Currently Xinda’s primary Chinese competitor in the automobile industry is a large industrial company named “Guangzhou Kingfa Science & Technology Co., Ltd. (“Guangzhou Kingfa”). Guangzhou Kingfa entered the market in 2006 and its facilities with a manufacturing capacity of 100,000 tons are under construction. Guangzhou Kingfa has much larger financial resources than Xinda. Currently, however, it has fewer certified products and sells less modified plastic to the automobile industry than Xinda.

          The Chinese auto market is dominated, however, by modified plastic manufactured overseas or in factories controlled by foreign companies. Almost 60% of the modified plastic used in Chinese automobiles is manufactured by non-Chinese fabricators, primarily manufacturers from Germany, the Netherlands and Japan. Although Xinda and its Chinese competitors compare very favorably with these foreign competitors in terms of price, service and delivery times, the lack of production capacity in the Chinese modified plastics industry has allowed the foreign competition to remain dominant in that industry.

Employees

          Xinda’s operations are organized into seven operational departments such as technologies, sales, supply, R&D and finance. There are currently 296 full-time employees, including 94 in manufacturing, 38 in R&D, 32 in management, 13 in financial department, 18 in sales, purchasing and marketing and 132 in other departments.

Item 1A.	Risk Factors

          You should carefully consider the risks described below before buying our common stock. If any of the risks described below were realized, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

          Risks related to doing business in China

          Our business operations are conducted entirely in China. Because China’s economy and its laws, regulations and policies are different from those typically found in the west and are continually changing, we will face risks including those summarized below.

          China is a developing nation governed by a one-party government and may be more susceptible to political, economic, and social upheaval than other nations.

          China is a developing country governed by a one-party government. China is also a country with an extremely large population, widening income gaps between rich and poor and between urban and rural residents, minority ethnic and religious populations, and growing access to information about the different social, economic, and political systems to be found in other countries. China has also experienced extremely rapid economic growth over the last decade, and its legal and regulatory systems have changed rapidly to accommodate this growth. These conditions make China unique and may make it susceptible to major structural changes. Such changes could include a reversal of China’s movement to encourage private economic activity, labor disruptions or other organized protests, nationalization of private businesses, internal conflicts between the police or military and the citizenry, and international political or military conflict. If any of these events were to occur, it could shut down China’s economy and cause us to temporarily or permanently cease operations.

          The PRC’s laws, regulations and policies, and changes to them, may limit our ability to operate profitably or prevent us from operating at all.

          Our stores and distribution centers, as well as our suppliers and the agricultural producers on whom they depend, are located in China. The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy, including the production, distribution and sale of our merchandise. In particular, we are subject to regulation by local and national branches of the Ministries of Commerce and Transportation, as well as the General Administration of Quality Supervision, the State Administration of Foreign Exchange, and other regulatory bodies. In order to operate under PRC law, we require valid licenses, certificates and permits, which must be renewed from time to time. If we were to fail to obtain the necessary renewals for any reason, including sudden or unexplained changes in local regulatory practice, we could be required to shut down all or part of our operations temporarily or permanently.

          Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to agriculture, taxation, land use rights and other matters. Such changes could be made at the national or local level and in the form of: farm subsidies; corporate tax rates; employee benefits; leaseholder or land-use rights; enforceability of contracts; intellectual property; or retail pricing. The effects of such changes on our business cannot be predicted but could be significant.

          All of our assets are located in China. So any dividends or proceeds from liquidation are subject to the approval of the relevant Chinese government agencies.

          Our assets are located inside China. Under the laws governing FIEs in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of dividend payment or liquidation.

          Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

          Banks and other financial institutions in the People’s Republic of China do not provide insurance for funds held on deposit. As a result, in the event of a bank failure, we may not have access to funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

          Anti-inflation measures may be ineffective or harm our ability to do business in China.

          In recent years, the PRC government has instituted anti-inflationary measures to curb the risk of an overheated economy characterized by debilitating inflation. These measures have included devaluations of the renminbi, restrictions on the availability of domestic credit, and limited re-centralization of the approval process for some international transactions. These austerity measures may not succeed in slowing down the economy’s excessive expansion or control inflation, or they may slow the economy below a healthy growth rate and lead to economic stagnation or recession; in the worst-case scenario, the measures could slow the economy without curbing inflation. The PRC government could adopt additional measures to further combat inflation, including the establishment of price freezes or moratoriums certain projects or transactions. Such measures could harm the economy generally and hurt our business by limiting the income of our customers available to purchase our merchandise, by forcing us to lower our profit margins, and by limiting our ability to obtain credit or other financing to pursue our expansion plans or maintain our business.

          Governmental control of currency conversions may affect the value of your investment.

          All of our revenue is earned in renminbi, and any future restrictions on currency conversions may limit our ability to use revenue generated in renminbi to make dividend or other payments in U.S. dollars. Although the PRC government introduced regulations in 1996 to allow greater convertibility of the renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises like us may buy, sell or remit foreign currencies only after providing valid commercial documents at a PRC banks specifically authorized to conduct foreign-exchange business.

          In addition, conversion of renminbi for capital account items, including direct investment and loans, is subject to governmental approval in the PRC, and companies are required to open and maintain separate foreign-exchange accounts for capital account items. There is no guarantee that PRC regulatory authorities will not impose additional restrictions on the convertibility of the renminbi. Such restrictions could prevent us from distributing dividends and thereby reduce the value of our stock.

          The fluctuation of the exchange rate of the renminbi against the dollar could reduce the value of your investment.

          The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and renminbi. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into renminbi for our operations, appreciation of the renminbi against the U.S. Dollar could reduce the value in renminbi of our funds. Conversely, if we decide to convert our renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the renminbi, the U.S. dollar equivalent of our earnings from The Company, our subsidiary in China, would be reduced. In addition, the depreciation of significant U.S. Dollar-denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

          On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the renminbi to the U.S. Dollar. Under the new policy, the renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an appreciation of the renminbi against the U.S. dollar of approximately 12% as of the date of this report. While the international reaction to the renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the renminbi against the U.S. Dollar.

          We receive all of our revenues in renminbi. The PRC government imposes controls on the convertibility of renminbi into foreign currencies and, in certain cases, the remittance of currency out of the China. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where renminbi are to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies.

          The PRC government could also restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain expenses as they come due.

          Recently-modified SAFE regulations may restrict our ability to remit profits out of China as dividends.

          SAFE Regulations regarding offshore financing activities by PRC residents have recently undergone a number of changes which may increase the administrative burdens we face. The failure of our stockholders who are PRC residents to make any required applications and filings pursuant to these regulations may prevent us from being able to distribute profits and could expose us and our PRC-resident stockholders to liability under PRC law.

          SAFE issued a public notice (the “October Notice”), effective as of November 1, 2005, and implementation rules in May 2007, which require registration with SAFE by the PRC-resident stockholders of any foreign holding company of a PRC entity. These regulations apply to our stockholders who are PRC residents. In the absence of such registration, the PRC entity cannot remit any of its profits out of the PRC as dividends or otherwise.

          In the event that our PRC-resident stockholders have not followed the procedures required under the October Notice and its implementation rules, we could lose the ability to remit monies outside of the PRC and would therefore be unable to pay dividends or make other distributions, and we could face liability for evasion of foreign-exchange regulations. Such consequences could affect our good standing under PRC regulations and our ability to operate in the PRC, and could therefore diminish the value of your investment.

          China’s legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.

          China’s legal and judicial system may negatively impact foreign investors. In 1982, the National People’s Congress amended the Constitution of China to authorize foreign investment and guarantee the “lawful rights and interests” of foreign investors in the China. However, the China’s system of laws is not yet comprehensive. The legal and judicial systems in the China are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in the China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the China judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The China’s legal system is based on civil law, or written statutes; a decision by one judge does not set a legal precedent that must be followed by judges in other cases. In addition, the interpretation of Chinese laws may vary to reflect domestic political changes.

          As a matter of substantive law, the foreign-invested enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to foreign-invested enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are qualitatively different from the general corporation laws of the United States. Similarly, the PRC accounting laws mandate accounting practices that are not consistent with U.S. generally accepted accounting principles. PRC accounting laws require that an annual “statutory audit” be performed in accordance with PRC accounting standards and that the books of account of foreign-invested enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the PRC Wholly Foreign-Owned Enterprise Law requires a wholly foreign-owned enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. Our subsidiary, Harbin Xinda Macromolecule Material Co, Ltd., is a wholly foreign-owned enterprise and is subject to these regulations.

          As a matter of enforcement, although the enforcement of substantive rights may appear less clear than in the U.S., foreign-invested enterprises and wholly foreign-owned enterprises are PRC-registered companies, which enjoy the same status as other PRC-registered companies in business-to-business dispute resolution. Because the Articles of Association of the Company do not specify a method for the resolution of business disputes, the Company and other parties involved in any business dispute are free to proceed either in the Chinese courts or, if they are in agreement, through arbitration. Under PRC law, any award rendered by an arbitration tribunal is enforceable in accordance with the United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards. Therefore, PRC laws relating to business-to-business dispute resolution should not work to the disadvantage of foreign-invested enterprises such as the Company.

          However, the PRC laws and regulations governing our current business operations are sometimes vague and uncertain. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business and the enforcement and performance of our arrangements with suppliers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. We and any future subsidiaries are considered foreign persons or foreign-invested enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business.

          In addition, some of our present and future executive officers and directors, most notably Mr. Jie Han, may be residents of the PRC and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to effect service of process in the United States, or to enforce a judgment obtained in the United States against us or any of these persons.

          Risks related to our business

          Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

          We have a limited operating history. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early-stage companies in evolving markets such as China. Some of these risks and uncertainties relate to our ability to:

•	offer new products to attract and retain a larger customer base;

•	increase awareness of our brand and continue to develop customer loyalty;

•	respond to competitive market conditions;

•	respond to changes in our regulatory environment;

•	manage risks associated with intellectual property rights;

•	maintain effective control of our costs and expenses;

•	raise sufficient capital to sustain and expand our business; and

•	attract, retain and motivate qualified personnel

•	offer new products to attract and retain a larger customer base;

•	increase awareness of our brand and continue to develop customer loyalty;

•	respond to competitive market conditions;

•	respond to changes in our regulatory environment;

•	manage risks associated with intellectual property rights;

•	maintain effective control of our costs and expenses;

•	raise sufficient capital to sustain and expand our business; and

•	attract, retain and motivate qualified personnel

Because we are a relatively new company, we may not be experienced enough to address all the risks in our business or in our expansion. If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

          We expect to incur costs related to our planned expansion and growth into new plants and ventures which may not prove to be profitable. Moreover, any delays in our expansion plans could cause our profits to decline and jeopardize our business.

          We anticipate that our proposed expansion of our plants may include the construction of new or additional facilities. Our cost estimates and projected completion dates for construction of new production facilities may change significantly as the projects progress. In addition, our projects will entail significant construction risks, including shortages of materials or skilled labor, unforeseen environmental or engineering problems, weather interferences and unanticipated cost increases, any of which could have a material adverse effect on the projects and could delay their scheduled openings. A delay in scheduled openings will delay our receipt of increased sales revenues, which, when coupled with the increased costs and expenses of our expansion, could cause a decline in our profits.

          Our plans to finance, develop, and expand our facilities will be subject to the many risks inherent in the rapid expansion of a high growth business enterprise, including unanticipated design, construction, regulatory and operating problems, and the significant risks commonly associated with implementing a marketing strategy in changing and expanding markets. These projects may not become operational within their estimated time frames and budgets as projected at the time the Company enters into a particular agreement, or at all. In addition, the Company may develop projects as joint ventures in an effort to reduce its financial commitment to individual projects. The significant expenditures required to expand our production plants may not ultimately result in increased profits.

          Our business and operations are growing rapid. If we fail to effectively manage our operation, our business and operating results could be harmed.

          To date we have experienced, and continue to experience, rapid growth in our operations. This has placed, and will continue to place, significant demands on our management, and on our operational and financial infrastructure. If we do not effectively manage our operations, the quality of our products and services will suffer, which would negatively affect our operating results. If the necessary funding can be obtained, we will be able to improve our operational, financial and management controls and our reporting systems and procedures. The complexity of this undertaking means that we are likely to face many challenges, some of which are not yet foreseeable. Problems may occur with our raw material acquisition, with the roll-out of efficient manufacturing processes, and with our ability to sell our products to our customers. If we are not able to obtain the necessary funding and operate efficiently, our business plan may fall short of its goals, and our ability to manage our growth could be hurt.

          The capital investments that we plan may result in dilution of the equity of our present shareholders.

          We have entered into an Asset Purchase Agreement that contemplates that we will pay approximately $35 million to acquire additional production assets, in order to increase our production capacity from 40,000 tons to 100,000 tons. We intend to raise a large portion of the necessary funds by selling equity in our company. At present we have no commitment from any source for those funds. We cannot determine, therefore, the terms on which we will be able to raise the necessary funds. It is possible that we will be required to dilute the value of our current shareholders’ equity in order to obtain the funds. If, however, we are unable to raise the necessary funds, our growth will be limited, as will our ability to compete effectively.

          We operate in a highly competitive marketplace, which could adversely affect our sales and financial condition.

          We compete on the basis of quality, price, product availability and security of supply, product development and customer service. Some competitors are larger than us in certain markets and may have greater financial resources that allow them to be in a better position to withstand changes in the industry. Our competitors may introduce new products based on more competitive alternative technologies that may be causing us to lose customers which would result in a decline in our sales volume and earnings. Our customers demand high quality and low cost products and services. The cost and availability of energy and strategic raw materials may continue to deteriorate domestically while improving in the international market, thus advantaging our foreign competition. Any such change in the global market could adversely impact the demand for our products. Competition could cause us to lose market share and certain lines of business, or increase expenditures or reduce pricing, each of which would have an adverse effect on our results of operations, cash flows and financial condition.

          Related party transactions may pose risks to our inventory.

          Currently the Company has an Asset Purchase Agreement with Mr. Han’s, the Company’s Chairman and Chief Executive Officer, wife to acquire certain production assets at below historical cost value. There may be occasions in which additional related party transactions may take place. Even the Company will do its utmost to minimize such transactions and conduct such transactions in the best interest of its public shareholders, there may exist serious conflict of interest and damage to the public shareholders. Such conflict of interest and potential harm to public shareholders and investors’ interest may negatively impact on the value of the Company.

          An inability to protect our intellectual property rights could reduce the value of our products, services and brand.

          Our unique technologies and techniques are important assets for us. We have applied to the Chinese government for intellectual property right protection for some of the technologies that we own. However, this legal effort may sometimes not be sufficient or effective, due to the lack of effective legal enforcement in China. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, since protection of our intellectual property rights is costly and time consuming, any unauthorized use of our to-be-patented technologies could increase our cost of business and eventually harm our operating results. Moreover, since we only registered intellectual property rights for our technologies in China, our technologies may not be well protected in other countries in which our products may be sold in the future.

          An increase in raw material prices could increase Xinda’s costs and decrease its profits.

          Changes in the cost of raw materials could significantly affect Xinda’s business. Since cost for raw materials constitute a substantial part of our product price, increase in the cost of raw materials will decrease our profit margin. Although we may offset such deduction of our profit by increasing the price for our products, unforeseeable events in the market may occur to prevent the effectiveness of this method. We also rely on one major supplier to provide such raw materials. Failure to maintain business relationship with this one major supplier may make the raw materials inaccessible, and thus hurt our operation result.

          Our performance and planned growth depend on raw material supply and related costs.

          We rely on Mr. Jie Han, Our Chairman and Chief Executive Officer, for the management of our business, and the loss of his services could significantly harm our business and prospects.

          We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Mr. Jie Han, our Chairman and Chief Executive Officer and President, for the direction of our business. The loss of the services of Mr. Han for any reason could have a material adverse effect on our business and prospects. We cannot assure you that the services of Mr. Han will continue to be available to us, or that we will be able to find a suitable replacement for Mr. Han. We have entered into an employment contract with Mr. Han, but that agreement does not guarantee Mr. Han’s continuing to manage the Company. We do not have key man insurance on Mr. Han, and if he were to die and we were unable to replace him for a prolonged period of time, we could be unable to carry out our long-term business plan, and our future prospects for growth, and our business, could be harmed.

          Difficulties with hiring, employee training and other labor issues could disrupt our operations.

          We may not be able to successfully hire and train new team members or integrate those team members into the programs and policies of the Company. Any such difficulties would reduce our operating efficiency and increase our costs of operations.

          Increased environmental regulation in China could increase our costs of operation.

          Certain processes utilized in the production of modified plastics result in toxic by-products. To date, the Chinese government has imposed only limited regulation on the production of these by-products, and enforcement of the regulations has been sparse. Recently, however, there is a substantial increase in focus on the Chinese environment, which has inspired considerable new regulation. Because Xinda plans to export plastics to the U.S. and Europe in coming years, Xinda has developed sufficient safeguards in its manufacturing processes to assure compliance with the environmental regulations imposed by European and U.S regulators. This compliance regimen brings us into compliance with all Chinese environmental regulations. Additional regulation, however, could increase our cost of doing business, which would impair our profitability.

          We may have difficulty establishing adequate management and financial controls in China.

          The People’s Republic of China has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with. We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company. If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

          We may incur significant costs to ensure compliance with U.S. corporate governance and accounting requirements.

          We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors, on committees of our board of directors or as executive officers.

          As a public company, we are required to comply with rules and regulations of the SEC, including expanded disclosure, accelerated reporting requirements and more complex accounting rules. This will continue to require additional cost management resources. We will need to continue to implement additional finance and accounting systems, procedures and controls as we grow to satisfy these reporting requirements. In addition, we may need to hire additional legal and accounting staff with appropriate experience and technical knowledge, and we cannot assure you that if additional staffing is necessary that we will be able to do so in a timely fashion. If we are unable to complete the required annual assessment as to the adequacy of our internal reporting or if our independent registered public accounting firm is unable to provide us with a qualified report as to the effectiveness of our internal controls over financial reporting in the future, we could incur significant costs to become compliant.

          We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

          Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Our continued ability to compete effectively depends on our ability to attract new technology developers and to retain and motivate our existing contractors.

          We have limited business insurance coverage.

          The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

          The Company is not likely to hold annual shareholder meetings in the next few years.

          Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. The current members of the Board of Directors were appointed to that position by the previous directors. If other directors are added to the Board in the future, it is likely that the current directors will appoint them. As a result, the shareholders of the Company will have no effective means of exercising control over the operations of the Company.

          Risks related to an investment in our common stock

          Our Chief Executive Officer has a large degree of control on us through his position and stock ownership and his interests may differ from other stockholders.

          Our Chief Executive Officer, Mr. Jie Han has option on XD’s shares. As a result, Mr. Han will be able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions such as business combinations. Mr. Han’s interests may differ from that of other stockholders.

          Risks related to Series B Preferred Stock.

          There are now 1,000,000 Series B Preferred Stock issued to XD with 40% of the total voting power of the Company’s common stock put together and other consent rights on mergers and acquisitions, significant acquisition or disposition of assets and change of control, among others. This gives XD significant voting power. Such voting power may enable XD to block actions that may benefit the common stockholders thus reduce the value of their holdings.

          We do not intend to pay cash dividends in the foreseeable future.

          We currently intend to retain all future earnings for use in the operation and expansion of our business. We do not intend to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries based in the PRC. Our operating subsidiaries, from time to time, may be subject to restrictions on its ability to make distributions to us, including restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. See “Risks related to doing business in the People’s Republic of China” above.

          There is currently a very limited trading market for our common stock.

          Because we were formerly a shell company, our bid and ask quotations have not regularly appeared on the OTC Bulletin Board for any extended period of time. There is a limited trading market for our common stock and our common stock may never be included for trading on any stock exchange or through any other quotation system, including the NASDAQ Stock Market. You may not be able to sell your shares due to the absence of an established trading market.

          Our common stock is subject to the Penny Stock Regulations.

          Our common stock is, and will continue to be subject to the SEC’s “penny stock” rules to the extent that the price remains less than $5.00. Those rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale, may further limit your ability to sell your shares.

          The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our common stock, when and if a trading market develops, may fall within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

          For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

          Our common stock is illiquid and subject to price volatility unrelated to our operations.

          The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

          A large number of shares of common stock will be issuable for future sale which will dilute the ownership percentage of our current holders of common stock. The availability for public resale of those shares may depress our stock price.

          Also as a result, there will be a significant number of new shares of common stock on the market in addition to the current public float. Sales of substantial amounts of common stock, or the perception that such sales could occur, and the existence of warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

          Enforcement against us or our directors and officers may be difficult.

          Because our principal assets are located outside of the U.S. and some or all our directors and officers, both present and future, reside outside of the U.S., it may be difficult for you to enforce your rights based on U.S. federal securities laws against us and our officers and some directors or to enforce a U.S. court judgment against us or them in the PRC.

          In addition, our operating company is located in the PRC and substantially all of its assets are located outside of the U.S. It may therefore be difficult for investors in the U.S. to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the U.S. and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the U.S. Federal securities laws or otherwise.

Item 1B.	Unresolved Staff Comments

          Not applicable.

Item 2.	Properties

Physical Plant and Production

          Our executive offices and production facilities are located in the Harbin Development Zone in the City of Harbin, which is the provincial capital of Heilongjiang Province in northeast China. Our facility has a total usable area of 7,359 square meters (79,212 square feet). The facility includes six buildings with one office building attached by one workshop, one workshop, one storage room, one transformer station, and two guard rooms. All the company’s properties are insured by China Pacific Property Insurances Co., Ltd.

          The land on which our facility is located measures 14,715 square meters (158,391 square feet). The land use right was issued to Xinda by the City of Harbin. The right will expire in 2053. Compliance with Chinese environmental regulations currently cost us 30,000 RMB (USD$4,392) annually. However during 2008 we are engaged in a ground remediation project to comply with new regulations. The cost of the project in 2008 will be 10,180,000 RMB (USD$1.5 million). As a result of the new regulations, our annual environmental compliance cost is expected to increase to 1,018,000 RMB (USD$150,000).

          The process of manufacturing modified plastic consists of modifying a standard plastic (polypropylene, ABS, PA6, PA66, etc.) by adding various agents and additives that will alter the physical and/or functional characteristics of the plastic. Catalysts are added that facilitate the desired chemical reactions, all of which occurs in a specially designed equipment. The resulting plastics are then extracted from the equipment by an extraction technique that is proprietary to Xinda. Further processing may involve additional blending, extrusion, cooling and cutting, homogenizing and packing, as needed to meet the customer’s requirements.

          In addition to its unique extraction technology, Xinda has developed its own techniques and equipment for many of the steps in the production process. Among the aspects of production for which Xinda has proprietary technology are product formulae, a technique for combining extruder screws, and certain stuffing techniques. With these unique formulas and techniques, our products can satisfy often clients’ standard requirements at a lower cost than competitive products.

          Our facilities have been certified under the following international qualifications criteria: ISO9001: 2000 quality management system certification and ISO/TS16949: 2002 international auto parts industry quality systems certification. The government of China has designated Xinda as a National Torch Project and a National Spark Plan Project, and has given Xinda the “Most Valuable High Tech in China” award. Xinda is an executive member of the Council of the Chinese Automobile Parts Association, a member of the Chinese Modified Plastics Professional Committee, and a member of the Chinese Plastics Engineering Committee.

Item 3.	Legal Proceedings

          None.

Item 4.	Submission of Matters to a Vote of Security Holders

          None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our shares of common stock, $0.0001, have been listed and principally quoted on the Nasdaq OTC Bulletin Board under the trading symbol “CXDC” since February 6, 2009 and prior to that on the Nasdaq OTC Bulletin Board under the trading symbol “NBTE”. The following table sets forth the high and low bid prices for our common stock as reported on the Nasdaq OTC Bulletin Board. These prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

	Year Ended December 31, 2008		Year Ended December 31, 2007

	Low	High	Low	High

First Quarter	$0.05	$0.06	N/A	N/A
Second Quarter	$0.02	$0.05	N/A	N/A
Third Quarter	$0.01	$0.02	N/A	N/A
Fourth Quarter	$0.01	$0.01	$0.01	$0.25
	Year Ended December 31, 2008		Year Ended December 31, 2007

          On March 12, 2009, the closing price for our common stock, as reported by the Nasdaq OTC Bulletin Board, was $4 per share and there were approximately 260 shareholders of record

          Fidelity Transfer Company is the registrar and transfer agent for our common shares. Their address is 8915 S. 700 E., Sandy, Utah 84070 USA, telephone: (801) 562-1300.

          Dividend Policy

          We have not paid any cash dividends since our inception and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We expect to retain our earnings, if any, to provide funds for the expansion of our business. Future dividend policy will be determined periodically by the Board of Directors based upon conditions then existing, including our earnings and financial condition, capital requirements and other relevant factors.

          Securities Authorized for Issuance Under Equity Compensation Plans

          We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.

          Recent Sales of Unregistered Securities

          Other than as disclosed in our Current Report on Form 8-K dated December 31, 2008, no securities were sold by the Company during the fiscal year ended December 31, 2008 that were not registered under the Securities Act.

Item 6.	Selected Financial Data

          Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Result of Operations

          We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in this Item 7, “Management’s Discussion and Analysis or Plan of Operation,” regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: economic conditions generally and the medical instruments market specifically, legislative or regulatory changes that affect our business, including changes in healthcare regulation, the availability of working capital, the introduction of competing products, and other risk factors described herein. These risks and uncertainties, together with the other risks described from time -to -time in reports and documents that we filed with the SEC should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

          General

          We were originally incorporated as NB Payphones Ltd. under the laws of the state of Pennsylvania on November 16, 1999. On December 27, 2005, we migrated our state of organization to the state of Nevada and effective March 23, 2006, our name changed to NB Telecom, Inc.

On December 24, 2008, we acquired all of the outstanding capital stock of Favor Sea Limited, a British Virgin Islands corporation, through China XD Plastics Company Limited, a Nevada corporation (the “Merger Sub”) wholly owned by the Company. Favor Sea Limited is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Harbin Xinda Macromolecule Material Co., Ltd. (“Xinda”).

Xinda is a manufacturer and developer of modified plastics. We believe that Xinda is one of the primary modified plastics manufacturers for automotive applications in the PRC, developing and producing made-to-order modified plastics and providing after-sales services to such automotive brands as Audi, Red Flag, VW Golf, and Mazda6.

          Results of Operations

The following table sets forth information from our statements of operations for the years ended December 31, 2008 and 2007, in dollars:

	The Year Ended December 31,

	2008	2007

Net sales	$75,765,428	$34,177,415
Cost of sales	$58,431,799	$27,829,973
Gross profit	$17,333,629	$6,347,440
Operating expenses	$2,849,292	$724,935
Operating income	$14,484,337	$5,622,507
Other income	$73,856	$197,253
Interest expense	$(687,659)	$(152,684)
Net income	$13,687,490	$5,272,570
Comprehensive income	$14,595,559	$5,755,501

          YearEnded December 31, 2008 Compared to Year Ended December 31, 2007

Net sales

During the year ended December 31, 2008, we had net sales of $75.8 million, as compared with net sales of $34.2 million during the year ended December 31, 2007, an increase of approximately $41.6 million, or 122% due to our increased and expanded sales both in volume and of new variety of products to our existing and new customers

Cost of sales & gross margin

During the year ended December 31, 2008, we had cost of sales of $58.4 million, as compared with cost of sales of $27.8 million during the same period in 2007, an increase of approximately $30.6 million, or 110%, reflecting the increase in net sales. The gross profit rose to $17.3million 2007, or a 173% increase during the year ended December 31, 2008 compared with $6.3 million during the year ended December 31, 2007. Our gross margin increased from 18.6% during the year ended December 31, 2007 to 22.9% during the year ended December 31, 2008. The increase was mainly attributed to the significant increase of revenue generated from higher margin products for automotive application.

Operating Expenses

Our operating expenses were $2,849,292 during the year ended December 31, 2008, compared with $724,935 during the year ended December 31, 2007, an increase of $2,124,357 or approximately 293%. The increase in operating expenses was principally due to the increased depreciation expenses and payroll expenses. Selling expenses increased from $131,772 during the year ended December 31, 2007 to $322,650 during the year ended December 31, 2008 as we increased our efforts to obtain more customers. General and administrative expenses increased from $403,834 during the year ended December 31, 2007 to $1,747,648 the year ended December 31, 2008, reflecting the increased salary expense, depreciation expense and other expenses pertinent to the reverse merger and listing in the US. Research and development expenses were increased during the year ended December 31, 2007 to the year ended December 31, 2008 reflecting our increased efforts in new product development by adding more researchers and increasing raw material usage. As a result, our operating income increased to $14,484,337 during the year ended December 31, 2008 from $5,622,507 during the year ended December 31, 2007.

Interest Expense

Interest expense increased $534,975 from $152,684 during the year ended December 31, 2007 to $687,659 for the year ended December 31, 2008. The increase interest expense resulted from the increase in our loans and notes payable during 2008, as we borrowed to fund the rapid growth in our sales and the development of our manufacturing facility.

Net Income

As a result of the factors described above, we had net income of $13,687,490 during the year ended December 31, 2008, compared with $5,272,570 during the year ended December 31, 2007.

Comprehensive Income

As a result of a currency translation adjustment, our comprehensive income was $14,595,559 during the year ended December 31, 2008, compared with $5,755,501 during the year ended December 31, 2007. The change is due to the significant currency exchange fluctuation.

          Liquidity and Capital Resources

As of December 31, 2008, we had $3,869,035 in cash and cash equivalents, compared to only $87,455 on December 31, 2007. There was a net increase in cash and cash equivalent of $3,781,580 for the year ended December 31, 2008. The net increase in cash and cash equivalents for the period was mainly due to the increase in our loans and notes payables.

Operations

For the year ended December 31, 2008, cash used in operations was $4,874,185 as opposed to $1,914,643 generated in operating activities for the year ended December 31, 2007. Decrease in our cash liquidity is mainly due to our significant increased amounts in advance to suppliers, inventory, account receivable and other receivables and decrease in tax payable and account payable.

Investments

Cash used in investing activities was $11,926,327 for the year ended December 31, 2008 as compared to only $4,249,292 for the year ended December 31, 2007. We have invested heavily in purchases of new production equipments, which accounted for majority of the cash used in investing activities in 2008.

Financing

For the year ended December 31, 2008, we have financed a total amount of $ 20,509,249 as compared to $1,890,656 provided by financing activities for the year ended December 31, 2007. Increase in cash provided by financing activities is due to the increased funding from short term loans and related party loan in order to fulfill increased sales orders from our customers.

The primary sources of cash in 2008 were from financing activities. For the year ended December 31, 2008, we have financed a total amount of $ 20,509,249. The Company expects to complete an assets acquisition with an affiliated company by the end of 2009. The company expects the funds for this investing activity will come from outside financing.

Based on past performance and current expectations, we believe our cash and cash equivalents and cash generated from operations will satisfy our working capital needs, capital expenditures (other than the Xinda High-Tech arrangement) and other liquidity requirements associated with our operations for at least the next 12 months.

The majority of the Company’s revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. The Company does not engage in currency hedging. Inflation has not had a material impact on the Company’s business.

          Off-Balance Sheet Arrangements

Neither us, nor any of our subsidiaries has any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on their financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

          Not applicable.

Item 8.	Financial Statements and Supplementary Data

          Our consolidated financial statements for the year ended December 31, 2008 and 2007 are attached hereto.

CHINA XD PLASTICS COMPANY LTD

(FORMERLY NB TELECOM, INC)

FINANCIAL STATEMENTS

DECEMBER 31, 2008 & 2007

CHINA XD PLASTICS COMPANY LTD

(FORMERLY NB TELECOM, INC)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
China XD Plastics Company Ltd
(Formerly NB Telecom, Inc)

We have audited the accompanying consolidated balance sheets of China XD Plastics Company Ltd (formerly NB Telecom, Inc) as of December 31, 2008 and 2007 and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007. China XD Plastics Company Ltd’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China XD Plastics Company Ltd as of December 31, 2008 and 2007 and the results of its operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/Bagell Josephs, Levine & Company, LLC

Bagell Josephs, Levine & Company, LLC
Marlton, New Jersey
March 9, 2009

CHINA XD PLASTICS COMPANY LTD
(FORMERLY NB TELECOM, INC.)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$3,869,035	$87,455
Restricted Cash	3,664,346	5,428,673
Notes Receivable	303,437	—
Accounts receivable - net of allowance for bad debts of $99,669 and $93,219, respectively	11,234,507	5,117,840
Other receivables	21,917	6,360
Inventories	12,438,782	5,587,862
Prepaid expenses	—	21,393
Due from related parties	—	105,537
Advance to employees	92,329	122,298
Advances to suppliers	13,131,074	1,746,063

Total current assets	44,755,427	18,223,481

Property, plant and equipment, net	19,332,712	7,533,619

Other assets:
Deferred charges	378,073	—
Intangible assets, net	247,681	236,867

Total other assets	625,754	236,867

Total Assets	$64,713,893	$25,993,967

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short term loan	$20,520,337	$1,370,877
Bank acceptance note payable	8,061,561	12,886,245
Accounts payable	113,232	647,436
Other payable	106,232	31,860
Accrued expenses	820,625	43,940
Tax payable	17,777	1,454,745
Due to related party	7,542,950	—
Deferred revenue	3,469,796	93,040

Total current liabilities	40,652,510	16,528,143

Stockholders’ equity

Series A Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding as of December 31, 2008 and 2007, respectively	100	100
Series B Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding as of December 31, 2008 and 2007, respectively	100	100
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 805,802 and 405,402 shares issued and outstanding as of December 31, 2008 & December 31, 2007, respectively	81	41
Additional Paid-in-Capital	2,482,786	2,482,826
Retained earnings	20,051,142	6,363,652
Accumulated other comprehensive income	1,527,174	619,105

Total Stockholders’ equity	24,061,383	9,465,824

Total Liabilities And Stockholders’ Equity	$64,713,893	$25,993,967

The accompanying notes are an integral part of these consolidated financial statements

CHINA XD PLASTICS COMPANY LTD
(FORMERLY NB TELECOM, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Sales	$75,765,428	$34,177,415

Cost of sales	(58,431,799)	(27,829,973)

Gross profit	17,333,629	6,347,442

Operating Expenses
Reseach and development expenses	778,994	189,329
Selling expenses	322,650	131,772
General and Administrative expenses	1,747,648	403,834

Total Operating Expenses	2,849,292	724,935

Operating Income	14,484,337	5,622,507

Other Income (expenses)
Interest Income (expenses)	(687,659)	(152,684)
Other Income	28,283	10,434
Other expense	(102,139)	(207,687)

Total Other expense	(761,515)	(349,937)

Income before income taxes	13,722,822	5,272,570

Provision for income taxes	35,332	—

Net Income	$13,687,490	$5,272,570

Other Comprehensive Income
Foreign Currency Translation Adjustment	908,069	482,931

Comprehensive Income	$14,595,559	$5,755,501

Basic and Diluted Income per common share
Basic	$33.02	$12.99

Diluted	$0.35	$0.14

Weighted average common share outstanding
Basic	414,569	405,802

Diluted	38,608,641	38,599,874

The accompanying notes are an integral part of these consolidated financial statements

CHINA XD PLASTICS COMPANY LTD
(FORMERLY NB TELECOM, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

									Accumulated Other Comprehensive Income
	Preferred Stock A, Par value $ 0.0001		Preferred Stock B, Par value $ 0.0001		Commen Stock, Par value $ 0.0001		Additional Paid-in-Capital	Retained
	Shares	Amount	Shares	Amount	Shares	Amount		Earnings		Total

Balance at December 31, 2006	1,000,000	100	1,000,000	100	405,802	41	2,482,826	1,091,082	136,174	$3,710,323

Net income for the year							—	5,272,570	—	5,272,570

Foreign currency translation adjustments							—	—	482,931	$482,932

										—
Balance at December 31, 2007	1,000,000	$100	1,000,000	$100	405,802	$41	$2,482,826	$6,363,652	$619,105	$9,465,824

Acquisition of net asset of NB Telecom			—		400,000	40	(40)		—	—
							—	13,687,490	—	13,687,490
Net income for the year

Foreign currency translation adjustments							—	—	908,069	$908,069

Balance at December 31, 2008	1,000,000	$100	1,000,000	$100	805,802	$81	$2,482,786	$20,051,142	$1,527,174	$24,061,383

The accompanying notes are an integral part of these consolidated financial statements

CHINA XD PLASTICS COMPANY LTD
(FORMERLY NB TELECOM, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Cash flows from operating activities
Net income	$13,687,490	$5,272,570
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	967,105	280,925
Bad debt expense	—	89,424
Gain on disposal of fixed assets	—	(3,774)
Changes in assets and liabilities:
(Increase) decrease in -Restricted cash	2,101,449	(559,438)
Accounts receivable and other receivables	(5,677,947)	(183,301)
Tax Receivable	—	4,255
Inventories	(6,347,868)	(987,411)
Prepaid expenses	22,462	—
Notes receivables	(293,656)	—
Advance to employees	37,740	297,060
Advances to suppliers	(11,061,383)	(1,577,433)
Deferred charge	(371,266)
Increase (decrease) in -
Accounts payable and other payable	(497,713)	(2,187,580)
Accrued expenses	759,716	21,778
Tax payable	(1,509,948)	1,454,745
Deferred revenue	3,309,634	(7,176)

Net cash provided by (used in) operating activities	(4,874,185)	1,914,643

Cash flows from investing activities
Purchase of fixed assets	(12,037,135)	(4,393,949)
Proceeds from sale of fixed assets	—	144,657
Collection on due from related party	110,808	—

Net cash used in investing activities	(11,926,327)	(4,249,292)

Cash flows from financing activities
Proceeds (Repayment) from Short Term Loan	18,711,534	(1,315,063)
Proceeds from bank acceptance notes payable	20,582,687	1,354,858
Repayment of bank acceptance notes payable	(26,196,147)
Proceeds from related party Loan	7,411,175	1,850,861

Net cash provided by financing activities	20,509,249	1,890,656

Effect of exchange rate changes on cash and cash equivalents	72,843	202,956

Net increase(decrease) in cash and cash equivalents	3,781,580	(241,037)

Cash and cash equivalents, beginning of year	87,455	328,492

Cash and cash equivalents, end of year	$3,869,035	$87,455

Supplemental disclosures of cash flow information:

Interest paid	$700,260	$212,926

Income taxes paid	$7,600	$—

The accompanying notes are an integral part of these consolidated financial statements

CHINA XD PLASTICS COMPANY LTD
(FORMERLY NB TELECOM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 1. ORGANIZATION AND BASIS OF PRESENTATION

China XD Plastics Company Ltd. (“China XD Plastics” or the “Company”), formerly known as NB Telecom, Inc., was originally incorporated as NB Payphones Ltd. under the laws of the state of Pennsylvania on November 16, 1999. On December 27, 2005, we migrated our state of organization to the state of Nevada and effective March 23, 2006, the name changed to NB Telecom, Inc.

On December 24, 2008, the Company acquired all of the outstanding capital stock of Favor Sea Limited, a British Virgin Islands corporation, through China XD Plastics Company Limited, a Nevada corporation (the “Merger Sub”) wholly owned by the Company. Favor Sea Limited is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Harbin Xinda Macromolecule Material Co., Ltd. (“Xinda”), a limited liability company organized under the laws of the People’s Republic of China (“China” or “PRC”). Xinda is engaged in the development, manufacture and marketing of modified plastics, primarily for use in the automotive industry. Xinda’s offices and manufacturing facilities are located in China.

In connection with the acquisition, the following transactions took place:

•

The Merger Sub issued 10 shares of the common stock of the Merger Sub which constituted no more than 10% ownership interest in the Merger Sub and 1,000,000 shares of convertible Series A preferred stock of the Company to the shareholders of Favor Sea Limited, and also 1,000,000 shares of Series B preferred stock to XD Engineering Plastics Company Limited, a British Virgin Islands corporation, the principal shareholder of Favor Sea Limited (“XD”), in exchange for all of the outstanding stock of Favor Sea Limited (the “Share Exchange” or “Merger”). The 10 shares of the common stock of the Merger Sub were converted into approximately 50,367,778 shares of the common stock of the Company prior to and approximately 405,802 post a reverse stock split of 124.1 for 1 pursuant to Nevada Revised Statutes Section 78.207 for both the total number of authorized shares of common stock and the total number of issued and outstanding shares of common stock (“Reverse Split”), and the 1,000,000 shares of convertible Series A preferred stock of the Company shall convert approximately at a rate of 1:38.2 into 38,194,072 shares of the common stock of the Company after the completion of the Merger so that eventually the shareholders of Favor Sea Limited own approximately 99% of the common stock of the Company.

•

The record date for the Reverse Split is set for December 31, 2008. The record holders of the Company’s common stock on the date of December 31, 2008 shall be subject to a 124.1:1 reverse split with fractional shares to be rounded up to one hundred round lot, with the round-up shares to be deducted from certain designated shareholders by the Company.

CHINA XD PLASTICS COMPANY LTD
(FORMERLY NB TELECOM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

•	In connection with the acquisition of Favor Sea, former officers and directors of the Company resigned and executive officers of Favor Sea were appointed as the Company’s new officers and directors.

•	As part of the Merger, the Company’s name is changed from “NB Telecom, Inc.” to the Merger Sub’s name “China XD Plastics Company Limited.”

As a result of these transactions, the shareholders of Favor Sea now own majority of the equity in the Company. In addition, persons affiliated with Xinda will control the Board of Directors of the Company ten days after the notice pursuant to Rule 14f-1 is mailed to the shareholders of record.

The acquisition has been accounted for as a reverse merger under the purchase method of accounting since there has been a change of control. Accordingly, Favor Sea and its subsidiaries are treated as the continuing entities for accounting purposes.

Favor Sea Limited was incorporated under the laws of the British Virgin Islands on May 2, 2008.

On August 11, 2008, Favor Sea acquired 100% interest of Hong Kong Engineering Plastics Company Limited (“HK Engineering Plastics”), a Limited Liability Company organized under the laws of the Hong Kong Special Administration Region on May 27, 2008.

HK Engineering Plastics, in turn, owns 100% interest of Harbin Xinda Macromolecule Material Co., Ltd (“Harbin Xinda”), a company incorporated in the People’s Republic of China on September 23, 2004.

The Company, now through its indirectly owned subsidiary, Harbin Xinda is primarily engaged in the business of research development, manufacture, distribution of modified and engineering plastic pellets used in automotive parts through its manufacturing facility and its wholly owned research laboratory, Harbin Xinda Macromolecule Research Institute (“the Research Institute”), a separate entity established in 2007.

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

CHINA XD PLASTICS COMPANY LTD
(FORMERLY NB TELECOM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements of the Company include the accounts of the Company, Favor Sea, HK Plastics Engineering, Harbin Xinda and the Research Institute. All significant inter-company balances and transactions are eliminated in consolidation.

Use of estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories. Actual results could differ from those estimates.

Cash and cash equivalents

For purposes of the statement of cash flow, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivables consist primarily of receivables resulting from sales of products, and are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the evaluation and the level of past due accounts and the relationship with and the economic status of the customers.

Inventory

Inventory is composed of raw materials, packing materials, work in process and finished goods. Inventory is valued at the lower of cost or market with cost determined by the weighted average method. Management periodically compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. No allowance for inventory is considered necessary for the years ended December 31, 2008 and 2007.

CHINA XD PLASTICS COMPANY LTD
(FORMERLY NB TELECOM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and equipment

Property and equipment are stated at cost. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and locations for its intended use. Depreciation is calculated using the straight-line method over the following useful lives:

Buildings and improvements	39 years
Machinery, equipment and automobiles	5-10 years

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, renewals and betterments are capitalized.

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services received. The Company makes advances to raw materials purchased from certain agents overseas, which account for 60% of raw materials needed. In order to maintain a long-term relationship with the vendors, the Company frequently needs to make advances from one and half month to three months ahead. The advances to suppliers were $13,131,074 as of December 31, 2008 and $1,746,063 as of December 31, 2007.

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss is recorded for the years ended December 31, 2008 and 2007.

CHINA XD PLASTICS COMPANY LTD
(FORMERLY NB TELECOM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes

The Company accounts for income tax under the provisions of SFAS No.109 “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There are no deferred tax amounts recognized at ended December 31, 2008 and 2007.

Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exists and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue.

Research and development expenses

Research and development expenses are costs associated with developing the Company’s intellectual property. Research and development costs are expensed as incurred. The costs of equipments that are acquired or constructed for research and development activities and have alternative future uses are classified as plant and equipment and depreciated over their estimated useful lives. The research and development expense for the years ended December 31, 2008 and 2007 was $778,994 and $189,329, respectively.

Earnings per share

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

CHINA XD PLASTICS COMPANY LTD
(FORMERLY NB TELECOM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable.

Risks and uncertainties

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses, taxes payable, notes payable and other loans payable approximate fair value due to the short-term nature of these items. The carrying amounts of short-term loans from bank approximate the fair value based on the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

Foreign currency translation

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars (“USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency translations are included in accumulated other comprehensive income. There is no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

CHINA XD PLASTICS COMPANY LTD
(FORMERLY NB TELECOM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2007 An entity may not apply it before that date. SFAS 141 (R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations occur.

In December 2007, the FASB issued SFAS No. 160,”Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2007. We do not believe the adoption of SFAS No. 160 will have a material impact on our consolidated financial statements.

In February 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2), which delays the effective date of FAS 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 is effective for us beginning January 1, 2009. We do not believe the adoption of FSP 157-2 will have a material impact on our consolidated financial statements.

CHINA XD PLASTICS COMPANY LTD
(FORMERLY NB TELECOM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We do not believe the adoption of FSP 142-3 will have a material impact on our consolidated financial statements.

Note 3. RESTRICTED CASH

For the year ended December 31, 2008 and 2007, the Company had restricted cash of $3,664,346 and $5,428,673 respectively. The Company’s lenders require the Company to maintain with the lending banks a cash balance of a minimum 40% -50% of the balance of the bank acceptance notes payable (see Note 12) and 10% of the short-term loan (see Note 11) as collateral for the company’s obligations to the lenders.

Note 4. ACCOUNT RECEIVABLE

Accounts receivables consist of trade receivables resulting from sales of products during the normal course of business. Account receivables for the year ended December 31, 2008 and 2007amounted to $ 11,234,507and $5,117,840, respectively.

The Company collaborates directly with its end users on new product development, product certifications and post-sales support. Sales contracts are usually signed directly between the Company and its end users. Due to nature of this industry, the Company also regularly uses a third party agent to sell its products to various end users. This arrangement can greatly ensure timely collections of its accounts receivables. As of December 31, 2008, this agent accounted for majority of the total account receivable outstanding. The Company believes that all of the accounts receivable outstanding with this customer are collectible.

CHINA XD PLASTICS COMPANY LTD
(FORMERLY NB TELECOM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 4. ACCOUNT RECEIVABLE (Continued)

The allowance for uncollectible amounts for the year ended December 31, 2008 was $99,669, and $93,219 for the year ended December 31, 2008 and 2007, respectively.

Note. 5 INVENTORY

The inventory consists of the following:

	As of
	December 31, 2008	December 31, 2007

Raw materials	$708,768	$665,270
Packing supplies	5,344	16,131
Work-in-process	213,362	53,428
Finished goods	11,511,308	4,853,033

Total	$12,438,782	$5,587,862

No allowance for inventory was made for the year ended December 31, 2008.

Note 6. PROPERTY, PLANT AND EQUIPMENT, NET

The detail of property, plant and equipment is as follows:

	As of
	December 31, 2008	December 31, 2007

Machinery & equipment	$17,007,972	$5,920,295
Automobiles	142,674	52,679
Plant & Buildings	2,373,619	2,220,000

Total	19,524,264	8,192,974

Less: accumulated depreciation	(1,684,241)	(659,355)

Construction in progress	1,492,688	—

Property, plant and equipment, net	$19,332,712	$7,533,619

Depreciation expense for years ended December 31, 2008 and 2007 was $961,627 and $275,922, respectively.

CHINA XD PLASTICS COMPANY LTD
(FORMERLY NB TELECOM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 7. INTANGIBLE ASSET

Intangible asset consists of land use right only. All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. Instead, the government grants the user a “Land use right” (the Right) to use the land. The Company has the right to use the land for 48 years and amortized the Right on a straight-line basis over 48 years. The land use right was originally acquired in May 2005 for the amount of $226,281.

Net intangible assets at December 31, 2008 and December 31, 2007 were as follows:

	As of
	December 31, 2008	December 31, 2007

Land use right	$267,663	$250,340
Less: Accumulated amortizati	(19,982)	(13,473)

Total	$247,681	$236,867

Amortization expense for the years ended December 31, 2008 and 2007 amounted to $5,478 and $5,003, respectively.

Note 8. EMPLOYEE ADVANCE

Employee advance represent cash advances to employees to purchase raw materials or equipment and other supplies for normal business purposes. Employee advance for the year ended December 31, 2008 and 2007amounted to $ 92,329 and $122,298, respectively.

Note 9. DEFERRED CHARGES

Deferred charges are related to the employee fringe for the automobiles purchased by the company on behalf of the senior management members. The beneficiaries signed employment contracts with the Company and they are obliged to work for the Company for a service period of 7 to 10 years. Once they serve the full contract term, the vehicles are for them to keep. If they leave before the service contract expire, they are required to reimburse the full price if the vehicle at the time of the purchase. The company amortizes the payment of the automobile expenses based on the services performed by those employees.

CHINA XD PLASTICS COMPANY LTD
(FORMERLY NB TELECOM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 10. RELATED PARTY TRANSACTIONS

Amounts due to (from) directors/affiliates are as follows:

	As of
	December 31, 2008	December 31, 2007

Xinda High-Tech Co., Ltd.	$6,975,195	$—
Piao Qiuyao	214,951
Ma Qingwei	20,520	(19,172)
Han Jie	332,283	(86,365)

Total	$7,542,950	$(105,537)

The Company also has sales and purchases to and from its affiliated companies. The details are as follows:

	For the years ended
	December 31, 2008	December 31, 2007

Purchase from
Harbin Xinda Hi-tech Co, Ltd	$869,491	$—
Heilongjiang Xinda Hyundai Engineering Plastics Co, Ltd.	$223,455	$440,554
Sales to
Harbin Xinda Hi-tech Co., Ltd	$60,008	$163,072

Harbin Xinda Hi-Tech Co. Ltd and Heilongjiang Xinda Hyundai Engineering Plastics Co. Ltd. are affiliate companies owned by the relative of the Mr. Han Jie, who was the major shareholder of Harbin Xinda before the ownership transferred to HK Engineering Plastics.

Ms Piao, Qiuyao owns 100% of Favor Sea Limited indirectly via XD Engineering Plastic Company Ltd, the sole shareholder of Favor Sea Limited which was incorporated in British Virgin Island. Harbin Xinda Hi-Tech Co. Ltd and Heilongjiang Xinda Hyundai Engineering Plastics Co. Ltd. are affiliate companies owned by the relative of the Mr. Han Jie, who was the major shareholder of Harbin Xinda before the ownership transferred to HK Engineering Plastics.

After the reverse acquisition, Mr. Ma Qingwei is the Chief Operating Officer of China XD Plastics Company and Mr. Han Jie is the Chief Executive Officer and Chief Financial Officer of the Company.

CHINA XD PLASTICS COMPANY LTD
(FORMERLY NB TELECOM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 10. RELATED PARTY TRANSACTIONS (Continued)

On September 20, 2008, Harbin Xinda Macromolecule Material Co., Ltd ( “Harbin Xinda”, “Buyer”) signed an agreement (“Agreement”) with Harbin Xinda High-Tech Co., Ltd. (“Xinda High-Tech”, Seller), an affiliated company owned by the relative of Mr. Han Jie to acquire all of the assets of Xinda High-Tech, including plant buildings, land use rights, machinery and equipment for a total amount of RMB240,000,000 (approximately US$35,136,006 at date of signing),. Harbin Xinda was required to make two installment payments of the full purchase price, RMB50, 000,000 by the end of December 31, 2008 and remaining RMB190, 000,000 by the end of September 30, 2009 if all assets purchased are transferred to the Company. Through this purchase, Harbin Xinda is expected to significantly increase its production ability.

Before the above purchase agreement was signed, the Company rented the buildings and equipment for its operation. The total rent expense was $119,945 for the year ended December 31, 2008.

CHINA XD PLASTICS COMPANY LTD
(FORMERLY NB TELECOM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 11. SHORT TERM LOANS

The short-term loans include the following:

	As of
	Decem ber 31, 2008	December 31, 2007

a) Loan payable to Harbin Commerical Bank one year term from 12/04/07 to 12/03/08, a fixed interest rate of 0.79% per month,	$—	$1,370,877

b) Loan payable to Harbin Bank Five-month term from 12/02/08 to 04/28/09, a fixed interest rate of 0.546% per month	4,397,215

c)Loan payable to Harbin Bank one year term from 12/09/2008 to 12/08/2009 a fixed interest rate of 0.605% per month	1,465,738	—

d) Loan payable to Harbin Bank one year term from 2/25/2008 to 2/21/2009, a fixed interest rate of 0.809% per month	4,397,215	—

e) Loan payable to Bank of Communications one year term from 12/26/2008 to 12/21/2009 bears interest 10% above the prime rate set by Central bank of China	4,397,215	—

f) Loan payable to Anhui Yiyang Metal Materials Co.,Ltd. one year term from 11/1/2008 to 10/31/2009 interest to be accrued starting from 1/1/2009 at 30% above the prime rate set by Central bank of China	5,862,953	—

Total	$20,520,337	$1,370,877

CHINA XD PLASTICS COMPANY LTD
(FORMERLY NB TELECOM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 11. SHORT TERM LOANS (Continued)

The five-month-term short loan of $4,397,215 between Harbin Xinda and Harbin Bank for the period of December 2, 2008 to April 28, 2009 is guaranteed by Harbin Xinda as well as two individuals and two other companies. Harbin Xinda pledged its accounts receivable in the amount of $6,397,655 due from Changchun Jinheng Auto Engineering &Plastics Company Limited as the collateral. The loan will be primarily used to purchase raw materials for production. Also, cash in the amount of $439,722 was restricted in the bank to secure the loan.

 The one-year-term short loan of $1,465,738 between Harbin Hi-Tech and Harbin Bank for the period of December 9, 2008 to December 8, 2009 was guaranteed by Harbin Xinda Hi-tech by pledging its assets in the amount of $3,899,480 as the collateral to secure the loan.

The one-year-term short loan of $4,397,215 between Harbin Xinda and Harbin Bank for the period of February 25, 2008 to February 21, 2009 was guaranteed by Harbin Xinda and Harbin Xinda Hi-tech. Harbin Xinda and Harbin Xinda Hi-Tech pledged its equipments and machinery in the amount of $10,077,801 and $1,993,404, respectively, as the collateral to secure the loan.

The one-year-term short loan of $4,397,215 between Harbin Xinda Hi-tech and Bank of Communications for the period of December 26, 2008 to December 21, 2009 was guaranteed by Harbin Hi-tech. Harbin Hi-tech pledged the land and buildings as the collateral.

Interest expense for the above short term loans totaled $687,695 and $212,936 for years ended December 31, 2008 and 2007, respectively.

Note12. BANK ACCEPTANCE NOTES PAYABLE

As of December 31, 2008, the Company has bank acceptance notes payable in the amount of $8,061,561. The notes are guaranteed to be paid by the banks and usually for a short-term period of 3 to 6 months. The Company is required to maintain cash deposits at a minimum 40%-50% of the total balance of the notes payable with the banks, in order to ensure future credit availability.

CHINA XD PLASTICS COMPANY LTD
(FORMERLY NB TELECOM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 13. INCOME TAXES

(a) Corporation income tax (“CIT”)

The Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the New CIT Law), which is effective from January 1, 2008. Under the new law, the corporate income tax rate applicable to all Companies, including both domestic and foreign-invested companies, will be 25%, replacing the old tax rate of 33%. However, pending the detailed implementation rulings from the tax authorities, we believe that some of the tax concession granted to eligible companies prior to the new CIT laws will be grand fathered.

The Company is located in a special economic development zone and is recognized as a high technology company by the Chinese government. Therefore, it is entitled to a full exemption of special 15% CIT for two years from January 1, 2006 through December 31, 2007 and 50% reduction in CIT for three years at a favorable tax rate of 7.5% from January 1, 2008 to December 31, 2010. The income tax expense of $35,332 for year ended December 31, 2008 is attributed to the net income of $271,571 derived from Harbin Xinda. The majority of the net income for the period was from the Research Institute, which is a separate entity and whose income is exempt from the income tax under the current law of China.

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended December 31, 2008 and 2007:

	2008	2007

China Income Tax	25.00%	33.00%
Tax exemption	(24.74)%	(33)%

Total provision for income tax	0.26%	0.00%

CHINA XD PLASTICS COMPANY LTD
(FORMERLY NB TELECOM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 13. INCOME TAXES (Continued)

(b) Value added tax (“VAT”)

Enterprises or individuals who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with the PRC laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products.

Note 14. STOCKHOLDERS’ EQUITY

Prior to the reverse merger, the Company had 49,632,222 shares of common stock issued and outstanding at $.0001 per share. In connection with the reverse merger consummated on December 24, 2008, all of these outstanding shares were subject to a 124.1 to 1 reverse split for all record holders of the Company’s common stock on the date of December 31, 2008. The number of the post reverse-split of the original common stock outstanding was rounded up to 400,000 shares.

In consideration for the Merger, the Company, through the Merger Sub, issued 10 shares of the common stock of the Merger Sub and 1,000,000 shares of convertible Series A preferred stock of the Company to the shareholders of Favor Sea Limited, and also 1,000,000 shares of Series B preferred stock to XD Engineering Plastics Company Limited, the principal shareholder of Favor Sea. The 10 shares of the common stock of the Merger Sub were converted into approximately 50,367,778 shares of the common stock of the Company prior to and approximately 405,802 post a reverse stock split of 124.1 for 1. The equity account of Favor Sea, prior to the merger date, has been retroactively restated so that the ending outstanding share balance as of the merger date is equal to the number of post reverse-split shares received in the merger.

Thus, as of December 31, 2008 and 2007, there were 805,802 and 405,802 post reverse-split shares of common stock issued and outstanding, respectively. There were also 1,000,000 share of Series A preferred stock (convertible into 38,194,702 share of post reverse-split common stock) and 1,000,000 share of Series B preferred stock issued and outstanding.

CHINA XD PLASTICS COMPANY LTD
(FORMERLY NB TELECOM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 15. MAJOR CUSTOMERS AND SUPPLIERS

Two major customers accounted for approximately 9.5% of the net revenue for the year ended December 31, 2008, with each customer individually accounting for 5.28%, and 4.23%, respectively.

Four major customers accounted for 25.33% of the net revenue for the year ended December 31, 2007, with each customer individually accounted for 8.68%, 6.31%, 5.66%, and 4.68%, respectively. At December 31, 2007, the total receivable balance due from these four customers was $821,616, representing 15.77% of total accounts receivable.

Two major vendors provided approximately 84% of the Company’s purchases of raw materials for the period ended December 31, 2008, with each vendor individually accounting for 58% and 26%, respectively. The advance to one of the vendors was in the amount of $12,060,537 at December 31, 2008.

One vendor provided 86.23% of the Company’s purchase of raw materials for the year ended December 31, 2007. The Company’s advance to this vendor was $1,735,924 at December 31, 2007, accounting for 99.42% of total advances to suppliers.

Note 16. WEIGHTED AVERAGE NUMBER OF SHARES

In December 2008, the Company entered into a reverse merger transaction. The Company computes the weighted-average number of common shares outstanding in accordance with FAS 141(R). FAS 141(R) states that in calculating the weighted average shares when a reverse merger takes place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

CHINA XD PLASTICS COMPANY LTD
(FORMERLY NB TELECOM, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 17. COMMITMENTS AND CONTINGENCY

a) Renewal of short term loan with Anhui Yiyang Metal Materials Co., Ltd.

On October 31, 2008, the Company renewed the contract with Anhui Yiyang Metal Materials Co., Ltd., an unaffiliated partner for the amount of RMB70,000,000 (equivalent to US$10,232,721 at date of signing). The term is from November 1, 2008 to October 31, 2009, with interest rate at 30% above the prime rate for one year loan published by the Central bank of China. The Company is required to pay interest expenses starting from January 1, 2009. As of December 31, 2008, the Company repaid RMB30,000,000 (equivalent to US$4,397,215).

b) Asset Acquisition Agreement with High-Tech

According to the agreement signed between Harbin Xinda and Xinda High-Tech (see note 10), Xinda is obligated to pay the second installment payment for RMB 190,000,000 by the end of September 30, 2009 if all the assets are transferred to the Company.

Note 18. SUBSEQUENT EVENTS

On February 23, 2009, the Company amended the agreement with Xinda Hi-tech and extends the deadline for the second payment for the asset acquisition to December 31, 2009.

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

          On December 31, 2008, the Company changed its principal independent accountants. On such date, Robison, Hill & Co. was dismissed from serving as the Company’s principal independent accountants and the Company retained Bagell Josephs Levine & Company, LLC as its principal independent accountants. The decision to change accountants was approved by the Company’s Board of Directors on December 31, 2008.

The dismissal of Robison, Hill & Co.

           Robison, Hill & Co. was the independent registered public accounting firm for the Company from December 31, 2004 to December 31, 2008. None of Robinson, Hill & Co.’s reports on the Company’s financial statements from December 31, 2004 to December 31, 2008, (a) contained an adverse opinion or disclaimer of opinion, (b) was modified as to uncertainty other than mentioned below, audit scope, or accounting principles, or (c) contained any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Robison, Hill & Co., would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(ii) of Regulation S-K occurred during the period in which Robison, Hill & Co. served as the Company’s principal independent accountants.

          In accordance with Item 304(a)(3), the Company has provided Robison, Hill & Co. with a copy of this disclosure and has requested that Robison, Hill & Co. furnish it with a letter addressed to the U.S. Securities and Exchange Commission stating whether it agrees with the above statements, and if not, stating the respects in which it does not agree. A copy of the letter from Robison, Hill & Co. addressed to the Securities and Exchange Commission dated December 31, 2008 is filed as Exhibit 16.1 to this 8-K Report.

The Engagement of Bagell Josephs Levine & Company, LLC

Prior to December 31, 2008, the date that Bagell Josephs Levine & Company, LLC was retained as the principal independent accountants of the Company:

(1) The Company did not consult Bagell Josephs Levine & Company, LLC regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Company’s financial statements;

(2) Neither a written report nor oral advice was provided to the Company by Bagell Josephs Levine & Company, LLC that they concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; and

(3) The Company did not consult Bagell Josephs Levine & Company, LLC regarding any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or any of the reportable events set forth in Item 304(a)(1)(iv) of Regulation S-K.

        ITEM 9A. CONTROLS AND PROCEDURES

        (a) Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), as of the end of the period covered by this annual report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the evaluation of the effectiveness of our disclosure controls and procedures was completed; our disclosure controls and procedures were not effective.

        (b) Management’s Annual Report on Internal Control over Financial Reporting

        The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

        Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

        A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

        We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. This evaluation was performed using the Internal Control – Evaluation Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2008.

        The specific material weakness and significant deficiency identified by the Company’s management as of December 31, 2008 is described as follows:

        Material Weakness

        Inadequate US GAAP expertise — The current staff in the accounting department is inexperienced in US GAAP and they were primarily engaged in ensuring compliance with PRC accounting and reporting requirement for our operating subsidiaries was not required to meet or apply U.S. GAAP requirements. They need substantial training to meet the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of US GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate.

        The Company did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of generally accepted accounting principles accepted in the United States of America commensurate with the Company’s financial reporting requirements, which resulted in a number of internal control deficiencies that were identified as being significant. The Company’s management believes that the number and nature of these significant deficiencies, when aggregated, was determined to be a material weakness.

        Significant Deficiency

        The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed. We are committed to establishing the internal audit functions but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources before the end of 2008. However, internally we have started the process to recruit more senior qualified people in order to improve our internal control procedures. Externally, we also seek qualified consultant to assist the Company in improving the Company’s internal control system based on COSO Framework. We also will increase our efforts to hire the qualified resources.

        Remediation Initiative

        Prior to December 31, 2008, we engaged external qualified consultant in the US to serve as our accountant. She is mainly engaged to perform our financial statements consolidation and to prepare our financial statements. In addition, we are seeking accountants experienced in several key areas of accounting, including persons with experience in Chinese and U.S. GAAP, U.S. GAAP consolidation requirements, and SEC financial reporting requirements. In addition, we plan to allocate additional resources to train our existing accounting staff and continue this effort in the future.

         Conclusion

        Despite of the material weakness and deficiencies reported above, the Company’s management believes that its consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

        (c) Changes in Internal Control over Financial Reporting

        Except as described above, there were no changes in its internal controls over financial reporting in connection with its fourth quarter evaluation that would materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information

           None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

          Directors and Executive Officers

          Each director is elected for until the next annual meeting of shareholders and their successor is elected and qualified.

          The following is a list of the names and ages of our directors and executive officers:

Name	Age	Positions with the Company

Jie Han	43	Chairman, Chief Executive Officer and Chief Financial Officer

Qingwei Ma	34	Director, Chief Operating Officer

Junjie Ma	33	Director, Head of Research Institute

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors.

Jie Han. Mr. Han co-founded Xinda in 2004, and has been employed by Xinda since that time. In January 2008 Mr. Han was appointed Chairman and Chief Executive Officer of Xinda. Prior to organizing Xinda High-tech, which was founded in 2003, Mr. Han had been associated with the Harbin Xinda Nylon Factory, which he founded in 1985. With 24 years of experiences in the industry, Mr. Jie Han is an expert in the management and financial works dealing with the manufacture and distribution of modified plastic products. Mr. Han currently serves as an executive director of China Plastic Processing Industry Association and is also a director of the Heilongjiang Industry and Commerce Association. In addition, Mr. Han serves as a deputy to the Harbin Municipal People’s Congress.

Qingwei Ma. Mr. Ma has been employed as General Manager of Xinda since it was founded in 2004. In 2008 he was promoted to Chief Operating Officer. Prior to joining Xinda, Mr. Ma was employed for six years by Harbin Xinda Nylon Factory as Manager of Quality Assurance, then as Manager of Research and Development, and finally as Production Manager. In 1997 Mr. Ma was awarded a bachelor’s degree by the Northern China Technology University, where he specialized in the chemical engineering of high polymers. Mr. Ma has 11 years of experiences in the industry. He also published two articles in China’s key journals in the areas of modified plastic industry. In 2001 Mr. Ma was selected as “Harbin Quality Work Advanced Enterprise and Advanced Worker”; in 2004 he was awarded the Heilongjiang First Professional Manager Qualification Certificate. One of his inventions, “compound nano modified materials dedicated to the automobile bumper” won the “Science and Technology Progress Awards” issued by Harbin Municipality.

Junjie Ma. Mr. Ma graduated from Beijing University of Science and Technology, majored in Polymer materials and engineering. He was a technician of Harbin Longjiang Electrical Plant from 1997 to 2004 and was a supervisor and manager of Harbin Xinda Macromolecule Material Inc. from 2004 to 2007. Since 2008, he was elected to be Head of Research Institute of Harbin Xinda Macromolecule Material Co., Ltd. Mr. Junjie Ma is a polymer materials engineers and has developed more than 120 plastic additives, modified plastics for automobiles and engineering plastics among which 50 products have been approved by auto enterprises. A number of products have been awarded as the National Torch Program projects, Spark Projects and Harbin City Important New Products project.

          The Board of Directors has not established audit, nominating and compensation committees. The Board is of the opinion that such committees are not necessary since the Company only has three directors.

          Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer, and are in the process of adopting such a code.

          Section 16 (a) Beneficial Ownership Reporting Compliance

          Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, our directors and executive officers and any persons holding more than 10% of our common stock are required to file with the SEC reports of their initial ownership of our common stock and any changes in ownership of such common stock. Copies of such reports are required to be furnished to us. We are not aware of any instances in fiscal year ended December 31, 2008 when an executive officer, director or any owner of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

Item 11.	Executive Compensation

          The following table is a summary of the compensation paid to our executive officers for the two years ending December 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary			Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)

Jie Han Chief Executive Officer	2008	$	[103,63	]	$0	$0	$0	0	$0	$0	$	[103,632	]
	2007		$0		$0	$0	$0	0	$0	$0		$0
Qingwei Ma Chief Operating Officer	2008	$	[21,578	]	$0	$0	$0	0	$0	$0	$	[21,578	]
	2007		$5,782		$0	$0	$0	0	$0	$0		$5782

                         Outstanding Equity Awards at Fiscal Year-End Table

The following is a summary of all options, unvested stock and equity incentive plans for our Executive Officers for the year ending December 31, 2008.

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Un-Exercised Options Un-Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jie Han	0	0	0	N/A	N/A	0	0	0	0
Qingwei Ma	0	0	0	N/A	N/A	0	0	0	0

                         Compensation of Directors

          The following is a summary of the compensation paid to our Directors for the period ending December 31, 2008.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Jie Han	0	0	0	0	0	0	0
Qingwei Ma	0	0	0	0	0	0	0
Junjie Ma	0	0	0	0	0	0	0

                         Employment Agreements

          All of our officers and directors serve on an at-will basis.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 23], 2009, the number of shares of common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company, and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The Certificate of Change to effectuating the 124.1 to 1 reverse split of the issued and outstanding shares of common stock, while correspondingly reducing the Company’s authorized capital, was filed with the Secretary of State of Nevada on January 6, 2009. As of such date, the Company had 110,000,000 shares of stock authorized, of which 100,000,000 shares of common stock were authorized, issued and outstanding and 10,000,000 shares of preferred stock were authorized, of which 1,000,000 shares of Series A Preferred Stock were issued and outstanding and 1,000,000 shares of Series B Preferred Stock were issued and outstanding.

There are no options or warrants convertible into shares of Common Stock. There are 1,000,000 shares of convertible Series A preferred stock of the Company convertible approximately 1:38.2 into 38,194,072 shares of Common Stock of the Company.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class

Jie Han	0
Qingwei Ma	0
Junjie Ma	0
All officers and directors
as a group (3 persons)	0
XD. Engineering Plastics Company Limited	405,864	50.36	% (3)
P.O. Box 957, Offshore Incorporations Centre
Road Town, Tortola, British Virgin Islands

(1)	Except as otherwise noted, each shareholder’s address is No. 9 Qinling Road, Yingbin Road Centralized Industrial Park, Harbin Development Zone, Heilongjiang, China 150078.

(2)	Except as otherwise noted, all shares are owned of record and beneficially.

(3)

XD is the holder of 1,000,000 shares of convertible Series A preferred stock of the Company convertible approximately 1:38.2 into 38,194,072 shares of Common Stock of the Company. XD also is the holder of 1,000,000 shares of Series B Preferred Stock which has voting power equivalent to 40% of the total voting power of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

          Jie Han, our Chief Executive Officer, is affiliated with two companies that have engaged in transactions with Xinda during the past two years. Mr. Han has used these two companies as a source of raw materials and equipment financing for Xinda, in order to reduce Xinda’s working capital expenses.

          Harbin Xinda High-Tech Co., Ltd. (“Xinda High-Tech) was founded by incumbent president of Xinda, Mr. Jie Han, in July 2003. Xinda Hegh-Tech is mainly engaged in production of electrical wire and wire harness and transactions of plastic materials. Mr. Jie Han transferred 89.29% shares he held in Xinda High-Tech to his wife Mrs. Limei Sun. However, High-Tech does not manufacture modified plastics in competition with Xinda. Xinda has engaged in transactions with Xinda High-Tech since 2007. The relationship has three aspects: an Asset Purchase Agreement, a lease contract and certain raw material purchases.

          On September 20, 2008, Xinda signed the Asset Purchase Agreement with Xinda High-Tech that was discussed in the “Business” section of this Report. The Asset Purchase Agreement provides that Xinda will purchase from Xinda High-Tech six buildings, 19 assembly lines, and the related land use right. The buildings were recently built by Xinda High-Tech; the assembly lines were recently purchased by Xinda High-Tech, and have never been used.

          Xinda High-Tech made the purchase for the benefit of Xinda because Xinda High-Tech is eligible to receive low-cost government financing that is not available to Xinda.

          At the beginning of 2008, Mr. Han decided that Xinda should lease the plant and facilities of Xinda High-Tech’s newly-built automotive modified plastics production base. The parties entered into a lease contract for premises located at No. 9, Dalian North Road, Haping Road Centralized Industrial Park, Harbin Development Zone, Heilongjiang Province, China, with an area of 23,893.53 square meters. The lease term was from May 1, 2008 to April 30, 2011. The lease payment was 2 million RMB per year.

          In September 2008, as a result of the adjustment of Chinese industrial policy, the influence of international financial situation and the credit squeeze policy of the financial institutions, Xinda High-Tech’s lending bank requires Xinda High-Tech to pay all the due loans by the end of 2009. If Xinda High-Tech defaults, the bank will consider foreclosure based on the negotiation results of the parties. Considering Xinda’s overall business interest, Mr. Han decided that Xinda should purchase from Xinda High-Tech all assets related to the production of automotive modified plastics.

          The purchase price paid by Xinda to Xinda High-Tech will be 240 million RMB (currently, USD$35,139,092). Payment of 50 million RMB by Xinda is due at the end of December 2008; the remaining 190 million is due at the end of September 2009. If Xinda is unable to make the payment scheduled for the end of 2008, the parties expect that the due date will be extended. However, Xinda will be responsible for any accumulated interests related to such past due payments. Xina High-Tech also agreed not to engage in the relevant production and sales in competition of Xinda’s major business.

          Xinda High-Tech paid 265 million RMB (USD$38 million) to purchase the equipments and facilities for the production of automotive modified plastics. The purchase price of Xinda is RMB 240 million, which is 10% lower that the assets’ original history cost. By using acquisition to expand production capacity, Xinda has realized its sales plan two years earlier than constructing the plant itself. The acquisition also saves the costs increased by price inflation. Due to the increased value of China’s property and land usage, the assets have great potential of increasing in value.

          During the year ended December 31, 2008, Xinda purchased raw materials from Xinda High-Tech for a purchase price of $869,491. Such raw materials are used to test the new equipments Xinda High-Tech recently purchased. The purchase price represents the cost incurred by Xinda High-Tech for the goods.

          On February 21, 2009, Xinda entered into an amendment to that certain Asset Purchase Agreement (“Purchase Agreement”) by and between Xinda and Xinda High-Tech., dated September 20, 2008. The amendment provides that the payment date under the Purchase Agreement has been extended to on or before December 31, 2009.

          Heilongjiang Xinda Hyundai Engineering Plastics Co, Ltd (Heilongjiang Xinda Hyundai. Heilongjiang Xinda Hyundai Engineering Plastics Co, Ltd. is a company owned 25% by Hyundai Engineering Plastics Co, Ltd, and 75% by Xinda High-Tech. Since its organization, Heilongjiang Xinda Hyundai has no operations other than the sale of small amounts of raw materials for the plastics. In October of 2008, the Board approved the resolution to liquidate the company. Under this circumstance, Heilongjiang Xinda Hyundai agreed to sell its raw materials to Xinda at their purchase prices. During 2007 Xinda paid $440,554 to Hyundai Engineering Plastics Co, Ltd. for these raw materials, $ 223,455 in the year 2008 to the same company. The purchase prices represent the cost incurred by Hyundai Engineering Plastics Co, Ltd. for the raw materials.

As of December 31, 2008, the Company has borrowed a total amount of $332,283 from Mr. Jie Han and $214,951 from Ms. Qiuyao Piao.. The loans are intended to be interest free and due upon demand .Other than the aforesaid relationships and transactions, none of our officers or directors has engaged in any transaction during the past fiscal year or the current fiscal year that had a transaction value in excess of $60,000.

Item 14.	Principal Accountant Fees and Services

          For the fiscal years ended December 31, 2008 and December 31, 2007, Bagell Josephs, Levine & Company, LLC and Robison, Hill & Co., respectively, have billed us the following fees for services rendered in connection with the audit and other services in respect to these years:

	2008	2007

Audit Fees (1)	$95,000	$13,855

Tax Fees (2)	$—	$145

All Other Fees (3)	$2,500	$0

Total	$97,500	$14,000	]

(1)

Services rendered for the audit of our annual financial statements included in our report on Form 10-K and the reviews of the financial statements included in our reports on Form 10-Q filed with the SEC.

(2)	Services in connection with the preparation of tax returns and the provision of tax advice.

(3)	Services related to other miscellaneous securities filings

          All (100%) of the fees described above were approved by our Board of Directors.

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibit	Footnote Reference

3.1	Certificate of Incorporation	(1)

3.2	Amended and Restated Certificate of Incorporation	(1)

3.3	By-laws	(1)

4.0	Stock Certificate	(1)

10.1	Agreement and Plan of Merger dated December 24, 2008 among the Company and the shareholders of Favor Sea Limited.	(2)

10.2	Designation Certificate of Series A Preferred Stock	(2)

10.3	Designation Certificate of Series B Preferred Stock	(2)

10.4	Asset Purchase Agreement dated September 20, 2008 between Harbin Xinda Macromolecule Material Co., Ltd. and Harbin Xinda High-Tech Co., Ltd.	(2)

16.1	Letter, dated December 31, 2008, from Robison, Hill & Co. to the Securities and Exchange Commission.	(2)

21.1	Subsidiaries of Registrant	*

31.1	Certification of Principal Executive Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	*

31.2	Certification of Principal Financial Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002	*

32.2	Certification of Principal Financial Officer and Principal Financial Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to the Company’s registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006, and incorporated herein by this reference.

(2)	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 31, 2008, and incorporated herein by this reference.

Exhibit Number	Description of Exhibit	Footnote Reference

3.1	Certificate of Incorporation	(1)

3.2	Amended and Restated Certificate of Incorporation	(1)

3.3	By-laws	(1)

4.0	Stock Certificate	(1)

10.1	Agreement and Plan of Merger dated December 24, 2008 among the Company and the shareholders of Favor Sea Limited.	(2)

10.2	Designation Certificate of Series A Preferred Stock	(2)

10.3	Designation Certificate of Series B Preferred Stock	(2)

10.4	Asset Purchase Agreement dated September 20, 2008 between Harbin Xinda Macromolecule Material Co., Ltd. and Harbin Xinda High-Tech Co., Ltd.	(2)

16.1	Letter, dated December 31, 2008, from Robison, Hill & Co. to the Securities and Exchange Commission.	(2)

21.1	Subsidiaries of Registrant	*

31.1	Certification of Principal Executive Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	*

31.2	Certification of Principal Financial Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002	*

32.2	Certification of Principal Financial Officer and Principal Financial Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to the Company’s registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006, and incorporated herein by this reference.

(2)	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 31, 2008, and incorporated herein by this reference.

Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XD PLASTICS COMPANY LIMITED

Dated: March 23, 2009	By:	/s/ Jie Han

	Name:	Jie Han
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jie Han

	Name:	Jie Han
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jie Han

Jie Han	Director, Chairman of the Board	March 23, 2009

/s/ Qingwei Ma

Qingwei Ma	Director	March 23, 2009

/s/ Junjie Ma

Junjie Ma	Director	March 23, 2009