Form 10-Q
period 2009-03-31
China XD Plastics Co Ltd
filed 2009-05-13
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to __________

333-134073
(Commission file number)

CHINA XD PLASTICS COMPANY LIMITED
(Exact name of registrant as specified in its charter)

Nevada	04-3836208
(State or other jurisdiction of	(IRS Employer of
incorporation or organization)	Identification No.)

No. 9 Qinling Road
Yingbin Road Centralized Industrial Park
Harbin Development Zone
Heilongjiang, China
(Address of principal executive offices)
_______________________
(zip code)

86-451-84346600
(registrant’s telephone number, including area code)

NB TELECOM, INC.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

Number of shares of Common Stock outstanding as of May 5, 2009: 38,999,874

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

CHINA XD PLASTICS COMPANY LIMITED
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

CHINA XD PLASTICS COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008 (audited)

ASSETS

Current assets:
Cash and cash equivalents	1,852,532	$3,869,035
Restricted Cash	4,360,805	3,664,346
Notes Receivable	51,696	303,437
Accounts receivable - net of allowance for bad debts of $99,508 and $99,669, respectively	5,854,990	11,234,507
Other receivables	28,171	21,917
Inventories	15,550,381	12,438,782
Due from related parties	1,702	—
Advance to employees	218,089	92,329
Advances to suppliers	10,365,041	13,131,074

Total current assets	38,283,407	44,755,427

Property, plant and equipment, net	18,885,891	19,332,712

Other assets:
Deferred charges	446,359	378,073
Intangible assets, net	245,887	247,681

Total other assets	692,246	625,754

Total Assets	$57,861,544	$64,713,893

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short term loans	$18,291,969	$20,520,337
Bank acceptance notes payable	9,804,495	8,061,561
Accounts payable	232,239	113,232
Other payable	264,576	106,232
Accrued expenses	395,650	820,625
Taxes payable	132,005	17,777
Due to related party	420,846	7,542,950
Deferred revenue	279,354	3,469,796

Total current liabilities	29,821,134	40,652,510

Stockholders’ equity

Common Stock, $0.0001 par value, 100,000,000 shares authorized, 805,802 and 405,402shares issued and outstanding as of March 31, 2009 & December 31, 2008, respectively	81	81
Series A Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 1,000,000 and nil shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	100	100
Series B Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 1,000,000 and nil shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	100	100
Additional Paid-in-Capital	2,482,786	2,482,786
Retained earnings	24,067,785	20,051,141
Accumulated other comprehensive income	1,489,558	1,527,175

Total Stockholders’ equity	28,040,410	24,061,383

Total Liabilities and Stockholders’ Equity	$57,861,544	$64,713,893

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008

Sales	$26,391,889	$10,382,422

Cost of sales	(20,635,575)	(8,023,576)

Gross profit	5,756,314	2,358,846

Operating Expenses
Reseach and development expenses	289,155	68,224
Selling expenses	45,651	17,822
General and Administrative expenses	1,045,929	230,278

Total Operating Expenses	1,380,735	316,324

Operating Income	4,375,579	2,042,522

Other Income (expenses)
Interest Income (expenses)	(355,606)	26,816
Other Income	(111)	25,168
Other expense	(533)	—

Total Other expense	(356,250)	51,985

Income before income taxes	4,019,329	2,094,507

Provision for income taxes	2,685	—

Net Income	$4,016,644	$2,094,507

Other Comprehensive Income
Foreign Currency Translation Adjustment	(37,617)	396,156

Comprehensive Income	$3,979,027	$2,490,663

Basic and Diluted Income per common share
Basic	$4.98	$5.16

Diluted	$0.10	$5.16

Weighted average common share outstanding
Basic	805,802	405,802

Diluted	38,999,874	405,802

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months ended March 31,
	2009	2008

Cash flows from operating activities
Net income	$4,016,644	$2,136,711
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation & amortization	445,890	168,382
Changes in assets and liabilities:
(Increase) decrease in -
Restricted cash	(702,135)	1,619,610
Accounts receivable and other receivables	5,352,875	1,370,040
Inventories	(3,130,573)	(639,503)
Prepaid expenses	—	21,789
Notes receivables	251,150	(19,966)
Advance to employees	(125,875)	—
Advances to suppliers	2,743,624	(1,397,849)
Deferred charge	(68,873)	—
Increase (decrease) in -
Accounts payable and other payable	277,662	1,890,051
Accrued expenses	(423,476)	19,287
Tax payable	114,212	(1,388,948)
Deferred revenue	(3,183,553)	502,720

Net cash provided by operating activities	5,567,572	4,282,324

Cash flows from investing activities
Purchase of fixed assets	(29,175)	(4,452,986)
Collection on due from related party	(10,616)	107,488

Net cash used in investing activities	(39,791)	(4,345,498)

Cash flows from financing activities
Proceeds from (Repayment to) Short Term Loan	(2,194,173)	4,607,512
Proceeds from bank acceptance notes payable	1,755,338	—
Repayment of bank acceptance notes payable		(3,350,918)
Proceeds from (Repayment to) related party Loan	(7,098,504)	69,811

Net cash provided by (used in) financing activities	(7,537,339)	1,326,405

Effect of exchange rate changes on cash and cash equivalents	(6,945)	30,587

Net increase(decrease) in cash and cash equivalents	(2,016,503)	1,293,817

Cash and cash equivalents, beginning of period	3,869,035	87,455

Cash and cash equivalents, end of period	$1,852,532	$1,381,272

Supplemental disclosures of cash flow information:

Interest paid	$389,638	$83,079

Income taxes paid	$8,864	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

Note 1. BASIS OF PRESENTATION

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes to thereto included in the Company’s 2008 Form 10-K.

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

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Inventory

Inventory is composed of raw materials, packing materials, work in process and finished goods. Inventory is valued at the lower of cost or market with cost determined by the weighted average method. Management periodically compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. No allowance for inventory is considered necessary for the three months ended March 31, 2009 and 2008.

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

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services received. The Company makes advances to raw materials purchased from certain agents overseas, which account for 98% of raw materials needed. In order to maintain a long-term relationship with the vendors, the Company frequently needs to make advances from one and half month to three months ahead. The advances to suppliers were $10,365,041 as of March 31, 2009 and $13,131,074 as of December 31, 2008.

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss is recorded for the three months ended March 31, 2009 and 2008.

Income taxes

The Company accounts for income tax under the provisions of SFAS No.109 “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There are no deferred tax amounts recognized in the three months ended March 31, 2009 and 2008.

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

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and development expenses

Research and development expenses are costs associated with developing the Company’s intellectual property. Research and development costs are expensed as incurred. The costs of equipments that are acquired or constructed for research and development activities and have alternative future uses are classified as plant and equipment and depreciated over their estimated useful lives. The research and development expense for the three months ended March 31, 2009 and 2008 was $289,155 and $68,224, respectively.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recent accounting pronouncements

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

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Note 3. RESTRICTED CASH

As of March 31, 2009 and December 31, 2008, the Company had restricted cash of $4,360,805 and $3,664,346 respectively. The Company’s lenders require the Company to maintain with the lending banks a cash balance of a minimum 40% -50% of the balance of the bank acceptance notes payable (see Note 12) and 10% of the short-term loan (see Note 11) as collateral for the company’s obligations to the lenders.

Note 4. ACCOUNT RECEIVABLE

Accounts receivables consist of trade receivables resulting from sales of products during the normal course of business. Account receivables as of March 31, 2009 and December 31, 2008 amounted to $ 5,854,990 and $11,234,507, respectively.

The Company collaborates directly with its end users on new product development, product certifications and post-sales support. Sales contracts are usually signed directly between the Company and its end users. Due to nature of this industry, the Company also regularly uses a third party agent to sell its products to various end users. This arrangement can greatly ensure timely collections of its accounts receivables. As of March 31, 2009, this agent accounted for majority of the total account receivable outstanding. The Company believes that all of the accounts receivable outstanding with this customer are collectible.

The allowance for uncollectible receivables amounted to $99,508, and $99,669 as of March 31, 2009 and December 31, 2008, respectively.

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

Note. 5 INVENTORY

The inventory consists of the following:

	As of
	March 31, 2009	December 31, 2008

Raw materials	$714,435	$708,768
Packing supplies	13,772	5,344
Work-in-process	334,422	213,362
Finished goods	14,487,752	11,511,308

Total	$15,550,381	$12,438,782

No allowance for inventory was made for the three months ended March 31, 2009 and 2008.

Note 6. PROPERTY, PLANT AND EQUIPMENT, NET

The detail of property, plant and equipment is as follows:

	As of
	March 31, 2009	December 31, 2008

Machinery & equipment	$16,995,573	$17,007,972
Automobiles	130,306	142,674
Plant & Buildings	2,369,763	2,373,619

Total	19,495,641	19,524,264

Less: accumulated depreciation	(2,126,178)	(1,684,241)

Construction in progress	1,516,428	1,492,688

Property, plant and equipment, net	$18,885,891	$19,332,712

Depreciation expense for three months ended March 31, 2009 and 2008 was $444,499 and $167,054, respectively.

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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

Net intangible assets at March 31, 2009 and December 31, 2008 were as follows:

	As of
	March 31, 2009	December 31, 2008

Land use right	$267,228	$267,663
Less: Accumulated amortization	(21,341)	(19,982)

Total	$245,887	$247,681

Amortization expense for the three months ended March 31, 2009 and 2008 amounted to $1,391 and $1,328, respectively.

Note 8. EMPLOYEE ADVANCE

Employee advance represent cash advances to employees to purchase raw materials or equipment and other supplies for normal business purposes. Employee advances as of March 31, 2009 and December 31, 2008 amounted to $ 218,089 and $92,329, respectively.

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

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

Note 10. RELATED PARTY TRANSACTIONS

Amounts due to (from) directors/affiliates are as follows:

	As of
	March 31, 2009	December 31, 2008

Xinda High-Tech Co., Ltd.	—	$6,975,195
Piao Qiuyao	214,951	214,951
Ma Qingwei	—	20,520
Han Jie	$205,895	332,283

Total	$420,846	$7,542,950

The Company purchased raw material of $89,771 from Harbin Xinda Hi-Tech and of $136,250 from Heilongjiang Xinda Hyundai Engineering Plastics Co. Ltd. in the three months ended March 31, 2008.

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

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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

On May 1, 2009, Xinda and Xinda High-Tech agreed to rescind Asset Purchase Agreement.

Prior to signing of the above-mentioned Agreement, the Company rented the buildings and equipment of Xinda High-Tech for the purpose of its production expansion. The lease term was from May 1, 2008 to April 30, 2011. The lease payment was 2 million RMB per year. The lease contract was cancelled when Xinda and Xinda High-Tech entered into the Asset Purchase Agreement on September 20, 2008. On May 1, 2009, Xinda and Xinda High-Tech re-signed a new lease agreement for the office and factory space at No. 9 Dalian North Road, Haping Road Centralized District, Harbin Development Zone, Harbin, Heilongjiang, China. The leased space is 23,893.53 square meters and the term of the lease is from May 1, 2009 to April 30, 2012. The lease payment remains 2 million RMB per year. In the three months ended March 31, 2009, the Company recorded and paid $73,139 for the rent expenses.

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

Note 11. SHORT TERM LOANS

The short-term loans include the following:

	As of
	March 31, 2009	December 31, 2008

b) Loan payable to Harbin Bank Five-month term from 12/02/08 to 04/28/09, a fixed interest rate of 0.655% per month	4,390,073	4,397,215

b) Loan payable to Harbin Bank one year term from 12/09/2008 to 12/08/2009 a fixed interest rate of 0.725% per month	1,463,358	1,465,738

c) Loan payable to Harbin Bank one year term from 02/24/2009 to 02/23/2010 a fixed interest rate of 0.690% per month	4,390,073	—

d) Loan payable to Harbin Bank Thirteen-month term from 03/20/2009 to 04/19/2010, a fixed interest rate of 0.809% per month	731,679	4,397,215

e) Loan payable to Bank of Communications one year term from 12/26/2008 to 12/21/2009 bears interest 10% above the prime rate set by Central bank of China	4,390,073	4,397,215

f) Loan payable to Anhui Yiyang Metal Materials Co.,Ltd. one year term from 11/1/2008 to 10/31/2009 interest to be accrued starting from 1/1/2009 at 30% above the prime rate set by Central	2,926,715	5,862,953

Total	$18,291,969	$20,520,337

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

Note 11. SHORT TERM LOANS (Continued)

The five-month-term short loan of $4,390,073 between Harbin Xinda and Harbin Bank for the period of December 2, 2008 to April 28, 2009 is guaranteed by Harbin Xinda as well as two individuals and two other companies. Harbin Xinda pledged its accounts receivable in the amount of $6,397,655 due from Changchun Jinheng Auto Engineering &Plastics Company Limited as the collateral. The loan will be primarily used to purchase raw materials for production. Also, cash in the amount of $439,722 was restricted in the bank to secure the loan. The Company collected a portion of the above mentioned accounts receivable in the three months ended March 31, 2009 and repaid the loan in full on April 7, 2009.

The one-year-term short loan of $1,463,358 between Harbin Xinda and Harbin Bank for the period of December 9, 2008 to December 8, 2009 was guaranteed by Harbin Xinda Hi-tech by pledging its assets in the amount of $3,899,480 as the collateral to secure the loan.

The one-year-term short loan of $4,390,073 between Harbin Xinda and Harbin Bank for the period of February 24, 2009 to February 23, 2010 was guaranteed by Harbin Xinda and Harbin Xinda Hi-tech. Harbin Xinda and Harbin Xinda Hi-Tech pledged its equipments and machinery in the amount of $9,587,346 and $1,647,292, respectively, as the collateral to secure the loan.

The one-year-term short loan of $4,390,073 between Harbin Xinda Hi-tech and Bank of Communications for the period of December 26, 2008 to December 21, 2009 was guaranteed by Harbin Hi-tech. Harbin Hi-tech pledged the land and buildings as the collateral.

Interest expense for the above short term loans totaled $389,638 and $83,079 for three months ended March 31, 2009 and 2008, respectively.

Note12. BANK ACCEPTANCE NOTES PAYABLE

As of March 31, 2009, the Company has bank acceptance notes payable in the amount of $9,804,495. The notes are guaranteed to be paid by the banks and usually for a short-term period of 3 to 6 months. The Company is required to maintain cash deposits at a minimum 40%-50% of the total balance of the notes payable with the banks, in order to ensure future credit availability.

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

Note 13. INCOME TAXES

(a) Corporation income tax (“CIT”)

The Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

Prior to January 1, 2008, Foreign Investment Enterprises were subject to the Foreign Enterprise Investment Income Tax (“FEIT”). Under that law, Foreign Investment Enterprises were generally subject to an income tax rate of 33% on all income, including foreign income. Qualified Foreign Investment Enterprises would receive a reduced national tax rate of 24% or 15%. Qualifying Foreign Investment Enterprises in the manufacturing sector were exempted from the FEIT for two years starting in the first year they became profitable, and received a 50% reduction in the FEIT for the subsequent three years, or a “two plus three” tax holiday. As such Xinda was exempt from paying the FEIT for 2007 and 2006.

Under the EIT, a uniform tax rate of 25% will be applicable to both domestic and Foreign Investment Enterprises. For existing Foreign Investment Enterprises, the increased tax rate will be phased in. In addition to the rate increase, a majority of the favorable tax treatments currently enjoyed by Foreign Investment Entities are abolished, including the two plus three tax holiday, tax rate reductions relating to businesses located in specified regions of the country and income tax refunds for re-investments in China. Under the new law, Xinda will be subject to the new tax rates and will lose the “two plus three” tax holiday Xinda would have been entitled to under the old law. However, as a recipient of the High-Technology Enterprise Certificate from the Chinese government, Xinda will be entitled to a rebate of a portion of the EIT. This rebate will reduce Xinda’s effective EIT tax rate to 15% from January 1, 2008 to December 31, 2010. The majority of the net income for the period was from the Research Institute, which is a separate entity and whose income is exempt from the income tax under the current law of China.

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended March 31, 2009 and 2008:

	2009	2008

US Tax provision (credit) at statutory rate	34%	34%
Foreign tax rate difference	(-9%)	(-9%)
Effect of favorable tax rate	(-24.94%)	33.00%

Total provision for income tax	0.06%	0.00%

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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

Note 14. STOCKHOLDERS’ EQUITY

In consideration for the reverse merger, the Company, through the Merger Sub, issued 10 shares of the common stock of the Merger Sub and 1,000,000 shares of convertible Series A preferred stock of the Company to the shareholders of Favor Sea Limited, and also 1,000,000 shares of Series B preferred stock to XD Engineering Plastics Company Limited, the principal shareholder of Favor Sea. The 10 shares of the common stock of the Merger Sub were converted into approximately 50,367,778 shares of the common stock of the Company prior to and approximately 405,802 post a reverse stock split of 124.1 for 1. The equity account of Favor Sea, prior to the merger date, has been retroactively restated so that the ending outstanding share balance as of the merger date is equal to the number of post reverse-split shares received in the merger.

Prior to the reverse merger, the Company had 49,632,222 shares of common stock issued and outstanding at $.0001 per share. In connection with the reverse merger, all of these outstanding shares were subject to a 124.1 to 1 reverse split for all record holders of the Company’s common stock on the date of December 31, 2008. The number of the post reverse-split of the original common stock outstanding was rounded up to 400,000 shares. The actual reverse split of the original common stock outstanding was not done until after December 31, 2008.

Thus, as of March 31, 2009 and December 31, 2008, there were 805,802 and 405,802 post reverse-split shares of common stock issued and outstanding, respectively. There were also 1,000,000 share of Series A preferred stock (convertible into 38,194,702 share of post reverse-split common stock) and 1,000,000 share of Series B preferred stock issued and outstanding. On April 20, 2009, the Company filed an amendment to its article of corporation to increase the number of authorized common stock, par value $0.0001, from 805,802 to 500,000,000 shares and number of authorized preferred stock, par value $0.0001, from 10,000,000 shares to 50,000,000 shares.

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

Note 14. STOCKHOLDERS’ EQUITY (Continued)

As a result, 1,000,000 shares of Series A Convertible Preferred Stock were automatically converted into 38,194,072 shares of Common Stock on April 20, 2009. As of May 5, 2009, the Company has two classes of voting stock outstanding consisting of 38,999,874 shares of Common Stock issued and outstanding and 1,000,000 shares of Series B Preferred Stock issued and outstanding, and all of the issued and outstanding shares of Series B Preferred Stock have voting power equal to 40% of the total voting power of all of the issued and outstanding shares of the Common Stock.

Note 15. MAJOR CUSTOMERS AND SUPPLIERS

Three major customers accounted for approximately 15.22% of the net revenue for the three months ended March 31, 2009, with each customer individually accounting for 5.66%, 4.82% and 4.74%, respectively.

Four major customers accounted for 17.86% of the net revenue for the year ended March 31, 2008, with each customer individually accounted for 5.45%, 4.21%, 4.12%, and 4.07%, respectively.

Two major vendors provided approximately 97.42% of the Company’s purchases of raw materials for the three months ended March 31, 2009, with each vendor individually accounting for 53.48% and 43.94%, respectively. The advance to one of the vendors was in the amount of $10,116,690 at March 31, 2009.

One vendor provided 91.25% of the Company’s purchase of raw materials for the three months ended March 31, 2008.

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

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

Note 17. Earnings Per Share

Earnings per share for the period ended March 31, 2009 and 2008 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

The following demonstrates the calculation for earnings per share for the period ended March 31, 2009 and 2008:

	2009	2008

Basic earning per share

Net income	$4,016,644	$2,094,507

Weighted shares outstanding-Basic	805,802	405,802

Earnings per share-Basic	$4.98	$5.16

Diluted earning per share

Net income	$4,016,644	$2,094,507

Weighted shares outstanding-Basic	805,802	405,802

Effect of diluted securities-Series A Preferred	38,194,072	0

Weighted shares outstanding-Diluted	38,999,874	405,802

Earnings per share -Diluted	$0.10	$5.16

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

Note 18. COMMITMENTS AND CONTINGENCY

Renewal of short term loan with Anhui Yiyang Metal Materials Co., Ltd.

On October 31, 2008, the Company renewed the contract with Anhui Yiyang Metal Materials Co., Ltd., an unaffiliated partner for the amount of RMB70,000,000 (equivalent to US$10,232,721 at date of signing). The term is from November 1, 2008 to October 31, 2009, with interest rate at 30% above the prime rate for one year loan published by the Central bank of China. The Company is required to pay interest beginning from January 1, 2009. As of March 31, 2009, the Company repaid RMB50,000,000 (equivalent to US$7,316,787). For the three months ended March 31, 2009, the Company paid Anhui Yiyang Metal Materials Co., Ltd $101,703 in interests.

Note 19. SUBSEQUENT EVENTS

On May 1, 2009, Harbin XInda and Xinda Hi-Tech agreed to rescind the Asset Purchase Agreement entered into between them on September 20, 2008, as amended on February 21, 2009. Prior to the termination of the Asset Purchase Agreement, Harbin Xinda paid RMB47,600,000 (approximately US$7 million) for seven full automatic production lines of Xinda High-Tech pursuant to the Asset Purchase Agreement.

Prior to signing of the above-mentioned Agreement, the Company rented the buildings and equipment of Xinda High-Tech for the purpose of its production expansion. The lease term was from May 1, 2008 to April 30, 2011. The lease payment was 2 million RMB per year. The lease contract was cancelled when Xinda and Xinda High-Tech entered into the Asset Purchase Agreement on September 20, 2008. On May 1, 2009, Xinda and Xinda High-Tech re-signed a new lease agreement for the office and factory space at No. 9 Dalian North Road, Haping Road Centralized District, Harbin Development Zone, Harbin, Heilongjiang, China. The leased space is 23,893.53 square meters and the term of the lease is from May 1, 2009 to April 30, 2012. The lease payment remains 2 million RMB per year.

On April 20, 2009, the Company filed an amendment to its article of corporation to increase the number of authorized common stock, par value $0.0001, from 805,802 shares to 500,000,000 shares and number of authorized preferred stock, par value $0.0001, from 10,000,000 shares to 50,000,000 shares. As a result, 1,000,000 shares of Series A Convertible Preferred Stock were automatically converted into 38,194,072 shares of Common Stock on April 20, 2009. As of May 5, 2009, the Company has two classes of voting stock outstanding consisting of 38,999,874 shares of Common Stock issued and outstanding and 1,000,000 shares of Series B Preferred Stock issued and outstanding, and all of the issued and outstanding shares of Series B Preferred Stock have voting power equal to 40% of the total voting power of all of the issued and outstanding shares of the Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations.

We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in this Item 2, “Management’s Discussion and Analysis or Plan of Operation,” regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: economic conditions generally and the medical instruments market specifically, legislative or regulatory changes that affect our business, including changes in healthcare regulation, the availability of working capital, the introduction of competing products, and other risk factors described herein. These risks and uncertainties, together with the other risks described from time -to -time in reports and documents that we filed with the SEC should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

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

Results of Operations

Comparing Three Months Ended March 31, 2009 and 2008:

The following table sets forth information from our statements of operations for the three months ended March 31, 2009 and 2008, in dollars:

	Three months ended March 31,

	2009	2008

Sales	$26,391,889	$10,382,422
Cost of Sales	$20,635,575	$8,023,576
Gross Profit	$5,756,314	$2,358,846
Operating Expense	$1,380,735	$316,324
Operating Income	$4,375,580	$2,042,522
Other Income	$(356,249)	$51,985
Interest Expense	$(355,606)	$26,816
Net Income	$4,016,645	$2,094,507
Comprehensive Income	$3,979,030	$2,490,663

Net sales

During the three months ended March 31, 2009, we had net sales of $26,391,889, as compared with net sales of $10,382,422 during the same period in 2008, an increase of $16,009,467, or 154% due to our increased and expanded sales both in volume and of new variety of products to our existing and new customers.

Cost of Sales and Gross Margin

During the three months ended March 31, 2009, we had cost of sales of $20,635,575, as compared with cost of sales of $8,023,576 during the same period in 2008, an increase of approximately $12,611,999, or 157%, reflecting the increase in net sales. The gross profit rose to $5,756,314 for the three months ended March 31, 2009, or a 144% increase compared with $2,358,846 during the same period in 2008. Our gross margin decreased slightly from 22.7% during the three months ended March 31, 2008 to 21.8% during the three months ended March 31, 2008. The decrease was mainly attributed to the slight increase of percentage of lower margin products in response to increasing demand of modified plastics used by economy vehicle models in China. The increase in demand for economy vehicles was driven by the stimulus plan for the automobile industry by the central government during the three months ended March 31, 2009.

Operating Expenses

Our operating expenses were $1,380,735 during the three months ended March 31, 2009, compared with $316,324 during the three months ended March 31, 2008, an increase of $1,064,411 or approximately 336%. The increase in operating expenses was principally due to the increased depreciation expenses and payroll expenses and expenses incurred by our US office. Selling expenses increased from $17,822 during the three months ended March 31, 2008 to $45,650 during the same period in 2009 as we increased our efforts to obtain more customers. General and administrative expenses increased from $230,278 during the quarter ended March 31, 2008 to $1,045,930 the quarter ended March 31, 2009, reflecting the increased salary expense, depreciation expense and other expenses pertinent to the reverse merger and listing in the US. Research and development expenses increased to $289,155 during the three months ended March 31, 2009 compared to $68,224 during the same period in 2008 reflecting our increased efforts in new product development by adding more researchers and increasing raw material usage. As a result, our operating expenses increased to $1,380,735 during the quarter ended March 31, 2009 from $316,324 during the quarter ended March 31, 2008.

Interest Expense

Interest expense increased $382,423 from an income of $26,816 during the three months ended March 31, 2008 to an expense of $355,606 for the three months ended March 31, 2009. The increase interest expense resulted from the increase in our loans and notes payable, as we borrowed to fund the rapid growth in our sales and the development of our manufacturing facility.

Net Income

As a result of the factors described above, we had net income of $4,016,645 during the three months ended March 31, 2009, compared with $2,094,507 during the three months ended March 31, 2008.

Comprehensive Income

As a result of the factors described above and a currency translation adjustment, our comprehensive income was $3,979,030 during the quarter ended March 31, 2009, compared with $2,490,663 during the quarter ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had $1,852,532 in cash and cash equivalents, compared to 1,381,272 on March 31, 2008. There was a net increase in cash and cash equivalent of $471,260. The net increase in cash and cash equivalents for the period was mainly due to the increase of cash generated from operating activities.

Operations

For the three months ended March 31, 2009, cash provided by operations was $5,567,572, an increase of $1,285,248 or 30%, compared to $4,282,324 for the same period in 2008. The increase in our cash liquidity was mainly due to the $5,352,875 increase in accounts receivable and other receivable, as well as the $2,743,623 decrease in advances to suppliers. During the first quarter in 2009, we collected a large portion of our accounts receivable and other receivable and reduced the balance to $5,845,990 in order to fund our operation expansion in addition to modest extension of payments to the suppliers.

Investments

Cash used in investing activities was $39,791 for the three months ended March 31, 2009 as compared to $4,345,498 for the three months ended March 31, 2008. We have invested heavily in purchases of new production equipments, which accounted for majority of the cash used in investing activities in 2008 as compared to the same period in 2009.

Financing

For the three months ended March 31, 2009, net cash used in financing activities was $7,537,339 as opposed to $1,326,405 provided by financing activities for the same period in 2008. Increase in cash used in financing activities is due to the repayment of short term bank loan and of a related party loan.

The primary sources of cash in the three months ended March 31, 2009 were from operating activities. For the three months ended March 31, 2009, we generated $5,567,572 from operating activities.

Based on past performance and current expectations, we believe our cash and cash equivalents and cash generated from operations will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations for at least the next 12 months.

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

Critical Accounting Policies

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

Inventory

Inventory is composed of raw materials, packing materials, work in process and finished goods. Inventory is valued at the lower of cost or market with cost determined by the weighted average method. Management periodically compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. No allowance for inventory is considered necessary for the three months ended March 31, 2009 and 2008.

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

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services received. The Company makes advances to raw materials purchased from certain agents, which account for 98% of raw materials needed. In order to maintain a long-term relationship with the vendors, the Company frequently needs to make advances from one and half month to three months ahead. The advances to suppliers were $10,365,041 as of March 31, 2009 and $13,131,074 as of December 31, 2008.

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss is recorded for the three months ended March 31, 2009 and 2008.

Income taxes

The Company accounts for income tax under the provisions of SFAS No.109 “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There are no deferred tax amounts recognized in the three months ended March 31, 2009 and 2008.

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

Research and development expenses

Research and development expenses are costs associated with developing the Company’s intellectual property. Research and development costs are expensed as incurred. The costs of equipments that are acquired or constructed for research and development activities and have alternative future uses are classified as plant and equipment and depreciated over their estimated useful lives. The research and development expense for the three months ended March 31, 2009 and 2008 was $289,155 and $68,224, respectively.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

Recent accounting pronouncements

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on March 23, 2009. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issued in Reverse Merger

On December 24, 2008, the Company issued 405,865 shares of common stock (post reverse split of 124.1 to 1 effected on December 31, 2008); 1,000,000 shares of Series A Convertible Preferred Stock and 1,000,000 shares of Series B Preferred Stock for the recapitalization.

Reverse Stock Split

On December 31, 2008, the Company effected a reverse stock split at the ration of 1 share for every 124.1 shares.

Conversion of Series A Convertible Preferred Stock

On April 20, 2009, 1,000,000 shares of Series A Convertible Preferred Stock of the Company which constituted all of the outstanding shares of Series A Convertible Preferred Stock of the Company were automatically converted into 38,194,072 shares of Company’s common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On or about January 6, 2009, the Company sent an Information Statement on Schedule 14f-1 reporting a change in the majority of the Company’s Board of Directors to its shareholders of record. 10 days following the mailing of the Schedule 14f-1, the election of Jie Han, Junjie Ma and Qingwei Ma to replace Paul Kelly, Craig Burton and Leonard J. Battagha as the Company’s directors became effective.

On or about March 17, 2009, the Company the Company sent an Information Statement on Schedule 14c to its shareholders of record to report the authorization by written consent of stockholders holding a majority of the voting stock of the Company dated January 8,2 009, to file an amendment to the Company’s Articles of Incorporation to increase the Company’s authorized capital to 550,000,000 shares consisting of 500,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock, par value $0.0001 per share. The amendment to the Articles of Incorporation was effected on April 20, 2009. In connection with the effective increase of the authorized shares of common stock, all of the Company’s Series A Convertible Preferred Stock were automatically converted into 38,194,072 shares of the Company’s common stock.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China XD Plastics Company Limited.

May 12, 2009	By:	/s/ Jie Han

Jie Han
Chief Executive Officer
(Principal Executive Officer)

May 12, 2009	By:	/s/ Taylor Zhang

Taylor Zhang
Chief Financial Officer
(Principal Financial and Accounting Officer)