Form 10-Q
period 2009-06-30
China XD Plastics Co Ltd
filed 2009-08-12
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________to ___________

000-53131
(Commission file number)

CHINA XD PLASTICS COMPANY LIMITED
(Exact name of registrant as specified in its charter)

Nevada	04-3836208
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11 Broadway Suite 1004
New York, NY 10004
(Address of principal executive offices)

(212) 747 - 1118
(Registrant’s telephone number, including area code)

NB TELECOM, INC.
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Number of shares of Common Stock outstanding as of August 7, 2009: 40,789,874

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

CHINA XD PLASTICS COMPANY LIMITED
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA XD PLASTICS COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009
	(Unaudited)	December 31, 2008

ASSETS

Current assets:
Cash and cash equivalents	$1,466,634	$3,869,035
Restricted Cash	3,923,469	3,664,346
Notes Receivable	53,801	303,437
Accounts receivable - net of allowance for bad debts of $99,550 and $99,669, respectively	9,731,911	11,234,507
Other receivables	138,673	21,917
Inventory	14,873,718	12,438,782
Advances to employees	5,037	92,329
Advance to suppliers	14,514,312	13,131,074
Tax receivable	174,712	—
Prepaid Expenses	704	—

Total current assets	44,882,971	44,755,427

Property, plant and equipment, net	19,124,324	19,332,712

Other assets:
Deferred charges	425,195	378,073
Intangible assets, net	244,600	247,681

Total other assets	669,795	625,754

Total Assets	$64,677,090	$64,713,893

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short term loans	$20,202,937	$20,520,337
Bank acceptance notes payable	9,808,672	8,061,561
Accounts payable	16,595	113,232
Other payable	150,429	106,232
Accrued expenses	8,784	820,625
Taxes payable	—	17,777
Due to related party	391,815	7,542,950
Deferred revenue	616,745	3,469,796

Total current liabilities	31,195,977	40,652,510

Stockholders’ equity

Common Stock, $0.0001 par value, 100,000,000 shares authorized, 40,789,874 and 805,802 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	4,079	81
Series A Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, - 0 - and 1,000,000 shares issued and outstanding as of June 30, 2009 and December 31 2008, respectively	—	100
Series B Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding as of June 30, 2009 and December 31 2008	100	100
Additional Paid-in-Capital	2,912,981	2,482,786
Retained earnings	29,064,174	20,051,141
Accumulated other comprehensive income	1,499,779	1,527,175

Total Stockholders’ equity	33,481,113	24,061,383

Total Liabilities And Stockholders’ Equity	$64,677,090	$64,713,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Sales	$31,912,267	$23,094,734	$58,304,156	$33,477,156

Cost of sales	(25,243,756)	(17,302,099)	(45,879,331)	(25,325,675)

Gross profit	6,668,511	5,792,635	12,424,825	8,151,481

Operating Expenses
Research and development expenses	208,818	252,416	497,973	320,640
Selling expenses	60,593	29,972	106,243	47,795
General and Administrative expenses	1,115,123	215,659	2,161,053	445,937

Total Operating Expenses	1,384,534	498,047	2,765,269	814,372

Operating Income	5,283,977	5,294,588	9,659,556	7,337,109

Other Income (expenses)
Interest Income (expenses)	(337,113)	(190,083)	(692,719)	(163,267)
Other Income	62,654	11	62,542	25,180
Other expense	(9,352)	—	(9,885)	—

Total Other expense	(283,811)	(190,072)	(640,062)	(138,087)

Income before income taxes	5,000,166	5,104,516	9,019,494	7,199,022

Provision for income taxes	3,775	6,229	6,461	6,229

Net Income	$4,996,391	$5,098,287	$9,013,033	$7,192,793

Other Comprehensive Income (loss)
Foreign Currency Translation Adjustment	10,220	414,587	(27,396)	810,743

Comprehensive Income	$5,006,611	$5,512,874	$8,985,637	$8,003,536

Basic and Diluted Income per common share
Basic	$0.16	$12.56	$0.56	$17.72

Diluted	$0.13	$12.56	$0.23	$17.72

Weighted average common share outstanding
Basic	31,167,002	405,802	16,070,273	405,802

Diluted	39,552,722	405,802	39,298,420	405,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2009	2008

Cash flows from operating activities
Net income	$9,013,033	$7,192,793
Adjustments to reconcile net income to net cash provided by (used in) Operating activities:
Depreciation & amortization	899,126	407,535
Stock-based compensation expense	434,093	—
Changes in assets and liabilities:
(Increase) decrease in -
Restricted cash	(263,424)	1,346,505
Accounts receivable and other receivables	1,371,850	(13,814,699)
Inventory	(2,448,993)	(3,105,029)
Prepaid expenses	(702)	21,393
Notes receivables	249,185	(376,656)
Advance to employees	87,148	—
Advance to suppliers	(1,398,493)	(3,230,094)
Deferred charge	(47,560)	—
Increase (decrease) in -
Accounts payable and other payable	(52,123)	5,109,230
Accrued expenses	(810,573)	140,159
Tax payable	(192,399)	(1,333,736)
Deferred revenue	(2,847,892)	24,321

Net cash provided by (used in) operating activities	3,992,276	(7,618,278)

Cash flows from investing activities
Purchase of fixed assets	(711,153)	(4,984,561)
Collection on due from related party	—	105,537

Net cash used in investing activities	(711,153)	(4,879,024)

Cash flows from financing activities
Repayment to short term loan	(292,694)	—
Proceeds from short term loan	—	16,269,921
Proceeds from bank acceptance notes payable	1,756,161	—
Repayment of bank acceptance notes payable	—	(2,680,824)
Repayment to related party loan	(7,141,606)	—
Proceeds from related party loan	—	82,518

Net cash provided by (used in) financing activities	(5,678,139)	13,671,615

Effect of exchange rate changes on cash and cash equivalents	(5,385)	189,832

Net increase(decrease) in cash and cash equivalents	(2,402,401)	1,364,145

Cash and cash equivalents, beginning of period	3,869,035	87,455

Cash and cash equivalents, end of period	$1,466,634	$1,451,600

Supplemental disclosures of cash flow information:

Interest paid	$720,826	$261,078

Income taxes paid	$—	$—

Non-cash investing and financing activities:
Warrants issued for consulting service	$46,260	—

Common stock issued for services	$5,370,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the full years. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes to thereto included in the Company’s 2008 Form 10-K.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The condensed consolidated financial statements include the accounts of China XD Plastics Company Ltd. (the “Company”), and it's Subsidiaries, Favor Sea Limited, Hong Kong Engineering Plastics Company Limited, Harbin Xinda Macromolecule Material Co., Ltd and Harbin Xinda Macromolecule Research Institute. All significant inter-company balances and transactions are eliminated in consolidation.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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

Inventory

Inventory is composed of raw materials, packing materials, work in process and finished goods. Inventory is valued at the lower of cost or market with cost determined by the weighted average method. Management periodically compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. No allowance for inventory is considered necessary for the six months ended June 30, 2009 and 2008.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services received. The Company makes advances to raw materials purchased from certain agents overseas. In order to maintain a long-term relationship with the vendors, the Company frequently needs to make payments from one and half month to three months in advance. The advances to suppliers were $14,514,312 as of June 30, 2009 and $13,131,074 as of December 31, 2008.

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss is recorded for the six months ended June 30, 2009 and 2008.

Stock Based Compensation

The Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments”, which established the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123R on a prospective basis.

The Company estimates fair value of restricted stock based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant, and recognizes stock compensation expense over the requisite employee services period (generally the vesting period of the grant). The fair value of stock options is estimated using the Black-Scholes model. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock. The expected life assumption is primarily based on historical exercise patterns and post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the stock issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Stock compensation expense recognized is based on awards expected to vest, and there were no estimated forfeitures as the current awards outstanding were only issued to senior executives of the Company, which have very low turnover. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Income taxes

The Company accounts for income tax under the provisions of SFAS No.109 “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There are no deferred tax amounts recognized in the six months ended June 30, 2009 and 2008.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and development expenses

Research and development expenses are costs associated with developing the Company’s intellectual property. Research and development costs are expensed as incurred. The costs of equipments that are acquired or constructed for research and development activities and have alternative future uses are classified as plant and equipment and depreciated over their estimated useful lives. The research and development expense for the six months ended June 30, 2009 and 2008 was $497,973 and $320,640, respectively. The research and development expense for the three months ended June 30, 2009 and 2008 was $208,818 and $$252,416, respectively.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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

Recent accounting pronouncements

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification TM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS 168 is not expected to have a material impact on the Company’s results of operations or financial position.

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R) , which improves financial reporting by enterprises involved with variable interest entities. SFAS 167 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities , as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of SFAS 167 is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued SFAS 165, Subsequent Events , which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of SFAS 165 to interim or annual financial periods ending after June 15, 2009. Adoption of SFAS 165 did not have a material impact on the Company’s results of operations or financial position.

On April 1, 2009, the FASB approved FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends Statement 141(R) and eliminates the distinction between contractual and non-contractual contingencies. Under FSP FAS 141(R), an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. We are currently evaluating the potential impact of adopting this statement.

On April 9, 2009, the FASB also approved FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting . We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the potential impact of adopting this statement.

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Note 3. RESTRICTED CASH

As of June 30, 2009 and December 31, 2008, the Company had restricted cash of $3,923,469 and $3,664,346 respectively. The Company’s lenders require the Company to maintain with the lending banks a cash balance of a minimum 40% -50% of the balance of the bank acceptance notes payable (see Note 12) and 10% of the short-term loan (see Note 11) as collateral for the company’s obligations to the lenders.

Note 4. ACCOUNT RECEIVABLE

Accounts receivables consist of trade receivables resulting from sales of products during the normal course of business. Account receivables as of June 30, 2009 and December 31, 2008 amounted to $9,731,911 and $11,234,507, respectively.

The Company collaborates directly with its end users on new product development, product certifications and post-sales support. Sales contracts are usually signed directly between the Company and its end users. Due to nature of this industry, the Company also regularly uses a third party agent to sell its products to various end users. This arrangement can greatly ensure timely collections of its accounts receivables. As of June 30, 2009, this agent accounted for majority of the total account receivable outstanding. The Company believes that all of the accounts receivable outstanding with this customer are collectible.

The allowance for uncollectible receivables amounted to $99,550, and $99,669 as of June 30, 2009 and December 31, 2008, respectively.

Note. 5 INVENTORY

The inventory consists of the following:

	As of
	June 30, 2009	December 31, 2008

Raw materials	$3,156,318	$708,768
Packing supplies	9,854	5,344
Work-in-process	329,931	213,362
Finished goods	11,377,615	11,511,308

Total	$14,873,718	$12,438,782

No allowance for inventory was made for the six months ended June 30, 2009 and 2008.

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Note 6. PROPERTY, PLANT AND EQUIPMENT, NET

The detail of property, plant and equipment is as follows:

	As of
	June 30, 2009	December 31, 2008

Machinery & equipment	$19,158,740	$17,007,972
Automobiles	147,512	142,674
Plant & Buildings	2,370,772	2,373,619

Total	21,677,024	19,524,265

Less: accumulated depreciation	(2,578,876)	(1,684,241)

Construction in progress	26,176	1,492,688

Property, plant and equipment, net	$19,124,324	$19,332,712

Depreciation expense for six months ended June 30, 2009 and 2008 was $896,342 and $408,840, respectively.

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

Net intangible assets at June 30, 2009 and December 31, 2008 were as follows:

	As of
	June 30, 2009	December 31, 2008

Land use right	$267,342	$267,663
Less: Accumulated amortization	(22,742)	(19,982)

Total	$244,600	$247,681

Amortization expense for the six months ended June 30, 2009 and 2008 amounted to$2,784 and $2,695, respectively.

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Note 8. EMPLOYEE ADVANCE

Employee advance represent cash advances to employees to purchase raw materials or equipment and other supplies for normal business purposes. Employee advances as of June 30, 2009 and December 31, 2008 amounted to $ 5,037 and $92,329 respectively.

Note 9. DEFERRED CHARGES

Deferred charges are related to the employee fringe benefits for the automobiles purchased by the company on behalf of the senior management members. The beneficiaries signed employment contracts with the Company and they are obliged to work for the Company for a service period of 7 to 10 years. Once they serve the full contract term, the vehicles are for them to keep. If they leave before the service contracts expire, they are required to reimburse the full price of the vehicle at the time of the purchase. The company amortizes the payment of the automobile expenses based on the services performed by those employees.

Note 10. RELATED PARTY TRANSACTIONS

Amounts due to (from) directors/affiliates are as follows:

	As of
	June 30, 2009	December 31, 2008

Xinda High-Tech Co., Ltd.	$—	$6,975,195
Piao Qiuyao	391,815	214,952
Ma Qingwei	—	20,520
Han Jie	—	332,283

Total	$391,815	$7,542,950

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

After the reverse acquisition, Mr. Ma Qingwei is the Chief Operating Officer of China XD Plastics Company and Mr. Han Jie is the Chief Executive Officer of the Company.

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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

On May 1, 2009, Xinda and Xinda High-Tech agreed to rescind Asset Purchase Agreement. Prior to signing of the above-mentioned Agreement, the Company rented the buildings and equipment of Xinda High-Tech for the purpose of its production expansion. The lease term was from May 1, 2008 to April 30, 2011. The lease payment was two million (2,000,000) RMB per year. The lease contract was cancelled when Xinda and Xinda High-Tech entered into the Asset Purchase Agreement on September 20, 2008. On May 1, 2009, Xinda and Xinda High-Tech re-signed a new lease agreement for the office and factory space at No. 9 Dalian North Road, Haping Road Centralized District, Harbin Development Zone, Harbin, Heilongjiang, China. The leased space is 23,893.53 square meters and the term of the lease is from May 1, 2009 to April 30, 2012. The lease payment remains two million (2,000,000) RMB per year. In the six months ended June 30, 2009, the Company recorded and paid $146,347 for the rent expenses.

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Note 11. SHORT TERM LOANS

The short-term loans include the following:

	As of
	June 30, 2009	December 31, 2008

a) Loan payable to Bank of Communications one year term from 12/26/2008 to 12/21/2009 bears interest 10% above the prime rate set by Central bank of China	4,391,943	4,397,215

b) Loan payable to Harbin Bank one year term from 02/24/2009 to 02/23/2010 a fixed interest rate of 6.903% per year	4,391,943	—

c) Loan payable to Harbin Bank one year term from 4/7/2009 to 4/2/2010 a fixed interest rate of 6.903% per year	10,687,061	—

d) Loan payable to Harbin Bank Two-month term from 06/25/2009 to 08/19/2009, a fixed interest rate of 6.318% per year	731,990	—

e) Loan payable to Harbin Bank Thirteen-month term from 03/20/2009 to 04/19/2010, a fixed interest rate of 0.6318% per month	—	4,397,215

f) Loan payable to Anhui Yiyang Metal Materials Co.,Ltd. one year term from 11/1/2008 to 10/31/2009 interest to be accrued starting from 1/1/2009 at 30% above the prime rate set by Central bank of China	—	5,862,954

g) Loan payable to Harbin Bank Five-month term from 12/02/08 to 04/28/09, a fixed interest rate of 0.655% per month	—	4,397,215

h) Loan payable to Harbin Bank one year term from 12/09/2008 to 12/08/2009 a fixed interest rate of 0.725% per month		1,465,738

Total	$20,202,937	$20,520,337

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Note 11. SHORT TERM LOANS (Continued)

The one-year-term short loan of $4,391,943 between Harbin Xinda Hi-tech and Bank of Communications for the period of December 26, 2008 to December 21, 2009 was guaranteed by Harbin Hi-tech. Harbin Hi-tech pledged the land and buildings as the collateral.

The one-year-term short loan of $4,391,943 between Harbin Xinda and Harbin Bank for the period of February 24, 2009 to February 23, 2010 was guaranteed by Harbin Xinda and Harbin Xinda Hi-tech. Harbin Xinda and Harbin Xinda Hi-Tech pledged its equipments and machinery in the amount of $9,587,346 and $1,647,292, respectively, as the collateral to secure the loan.

Interest expense for the above short term loans totaled $707,736 for six months ended June 30, 2009.

Note 12. BANK ACCEPTANCE NOTES PAYABLE

As of June 30, 2009, the Company has bank acceptance notes payable in the amount of $9,808,672. The notes are guaranteed to be paid by the banks and usually for a short-term period of three (3) to six (6) months. The Company is required to maintain cash deposits at a minimum 40%-50% of the total balance of the notes payable with the banks, in order to ensure future credit availability.

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

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Note 13. INCOME TAXES (continued)

Under the EIT, a uniform tax rate of 25% will be applicable to both domestic and Foreign Investment Enterprises. For existing Foreign Investment Enterprises, the increased tax rate will be phased in. In addition to the rate increase, a majority of the favorable tax treatments currently enjoyed by Foreign Investment Entities are abolished, including the two plus three tax holiday, tax rate reductions relating to businesses located in specified regions of the country and income tax refunds for re-investments in China. Under the new law, Xinda will be subject to the new tax rates and will lose the “two plus three” tax holiday that Xinda would have been entitled to under the old law. However, as a recipient of the High-Technology Enterprise Certificate from the Chinese government, Xinda will still be entitled to a rebate of a portion of the EIT. This rebate will reduce Xinda’s effective EIT tax rate to 15% from January 1, 2008 to December 31, 2010. However, the majority of the net income for the period was from the Research Institute, which is a separate entity and whose income is exempt from the income tax under the current law of China.

The following table reconciles the statutory rates to the Company’s effective tax rate for the six months ended June 30, 2009 and 2008:

	2009	2008

US statutory rates	34%	34%
Foreign income not recognized in the US	(34)%	(34)%
China Statutory rates	25%	25%
China income tax exemption	(24.93)%	(25)%

Effective income tax rate	0.07%	0%

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

Note 14. STOCK-BASED COMPENSATION

The Company adopted the 2009 Stock Incentive Plan (the “2009 Plan”) on May 26, 2009, which reserved 7,800,000 shares of common stock for issuance under the Plan. The Plan allows the Company to issue awards of incentive non-qualified stock options and stock bonuses to directors, officers, employees and consultants of the Company, which may be subject to restrictions. The Company applied SFAS No. 123(R) and related interpretations in accounting for the Plan. Compensation for services that a corporation receives under SFAS 123(R) through share-based compensation plans should be measured by the quoted market price of the stock at the grant date less the amount, if any, that the individual is required to pay.

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Stock compensation expense recognized is based on awards expected to vest. The fair value of the stock compensation is amortized over the respective vesting period based on the terms of the employment or service agreements under which the stock was awarded. The fair value of the stock-based compensation expense amortized for the six months ended June 30, 2009 was $387,833.

Note 15. STOCKHOLDERS’ EQUITY

(a) Common Stock

Issuance of Common Stock

As a part of the Merger Agreement effected on December 24, 2008, 1,000,000 shares of Series A Convertible Preferred Stock were automatically converted into 38,194,072 shares of Common Stock on April 20, 2009 after the Company’s effective filing to increase its authorized shares

On June 5, 2009, the Company issued 1,790,000 common stocks to some employees and consultants as stock compensation in connection with the services rendered or to be rendered by the Company’s employees and consultants in 2009. Among these stocks, there are 1,294,000 shares of restricted common stocks issued to employees and consultants.

Thus, as of June 30, 2009, there are 40,789,874 shares of Common Stock issued and outstanding.. There are also 1,000,000 shares of Series B Preferred Stock issued and outstanding, and all of the issued and outstanding shares of Series B Preferred Stock have voting power equal to 40% of the total voting power of all of the issued and outstanding shares of the Common Stock.

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Note 15. STOCKHOLDERS’ EQUITY (continued)

(b): Warrants

On December 30, 2008, the Company issued warrants to purchase 66,667 shares of common stock to a consultant for certain services provided. The warrant was exercisable at $1.50 per share through December 30, 2010. A total amount of $46,260 was recognized as an expense on the date the warrant was issued and was based upon the fair value of the warrant using the Black-Scholes option pricing model.

The Company estimated the fair value of warrants granted using a Black-Scholes option pricing model with the following assumptions:

2009

Expected life	2 years
Expected volatility	117.90%
Risk free interest rate	0.75%
Dividend yield	0%

Following is a summary of the status of warrants outstanding as of June 30, 2009:

Outstanding Warrants

Exercise Price	Number	Remaining Life	Fair Value

$1.50	66,667	1.5	$46,260

Total	66,667	1.5	$46,260

Note 16. MAJOR CUSTOMERS AND SUPPLIERS

Four (4) major customers accounted for approximately 23.39% of the net revenue for the six months ended June 30, 2009, with each customer individually accounting for 6.96%, 6.00%, 5.88.%, and 4.55%, respectively. Four (4) major customers accounted for 18.69% of the net revenue for the six months ended June 30, 2008, with each customer individually accounted for 5.45%, 5.04%, 4.21%, and 3.99% respectively.

Three (3) major customers accounted for approximately 20.01% of the net revenue for the three months ended June 30, 2009, with each customer individually accounting for 7.01%, 6.95% and 6.05%, respectively. Three (3) major customers accounted for 15.14% of the net revenue for the three months ended June 30, 2008, with each customer individually accounted for 5.45%, 5.44%, and 4.25%, respectively.

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Note 16. MAJOR CUSTOMERS AND SUPPLIERS (continued)

Two (2) major vendors provided approximately 97.72% of the Company’s purchases of raw materials for the six months ended June 30, 2009, with each vendor individually accounting for 53.06% and 44.66%, respectively. Two (2) vendors provided 93.98% of the Company’s purchase of raw materials for the six months ended June 30, 2008, with each vendor individually accounting for 60.27% and 33.71%, respectively.

Two (2) major vendors provided approximately 97.64% of the Company’s purchases of raw materials for the three months ended June 30, 2009, with each vendor individually accounting for 52.54% and 45.10%, respectively. The advance to one of the vendors was in the amount of $12,367,481 at June 30, 2009. Two (2) vendors provided 90.43% of the Company’s purchase of raw materials for the three months ended June 30, 2008, with each vendor individually accounting for 67.32% and 23.11%, respectively.

Note 17. Earnings Per Share

Earnings per share for the period ended June 30, 2009 and 2008 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

The following demonstrates the calculation for earnings per share for the periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Basic earning per share

Net income	$4,996,391	$5,098,287	$9,013,033	$7,192,793

Weighted shares outstanding-Basic	31,167,002	405,802	16,070,273	405,802

Earnings per share-Basic	$0.16	$12.56	$0.56	$17.72

Diluted earning per share

Net income	$4,996,391	$5,098,287	$9,013,033	$7,192,793

Weighted shares outstanding-Basic	31,167,002	405,802	16,070,273	405,802
Effect of diluted securities-Series A Preferred Stock	8,344,301	—	23,186,728	—
Effect of diluted securities-Warrant	41,419	—	41,419	—

Weighted shares outstanding-Diluted	39,552,722	405,802	39,298,420	405,802

Earnings per share -Diluted	0.13	12.56	0.23	17.72

Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations.

We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in this Item 2, “Management’s Discussion and Analysis or Plan of Operation,” regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: economic conditions generally and the automotive modified plastic market specifically, legislative or regulatory changes that affect our business, including changes in regulation, the availability of working capital, the introduction of competing products, and other risk factors described herein. These risks and uncertainties, together with the other risks described from time-to-time in reports and documents that we filed with the SEC should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Results of Operations

Comparing Three Months Ended June 30, 2009 and 2008:

The following table sets forth information from our statements of operations for the three months ended June 30, 2009 and 2008, in dollars:

	For the Three Months Ended June 30,
	2009	2008
Sales	$31,912,267	$23,094,734
Cost of Sales	(25,243,756)	(17,302,099)
Gross Profit	6,668,511	5,792,635
Operating Expense	1,384,534	498,047
Operating Income	5,283,977	5,294,588
Other Income	(283,811)	(190,072)
Interest Expense	(337,113)	(190,083)
Net Income	4,996,391	5,098,287
Comprehensive Income	5,006,611	5,512,874

Net sales

During the three months ended June 30, 2009, we had net sales of $31,912,267, as compared with net sales of $23,094,734 during the same period in 2008, an increase of $8,817,533, or 38% due to our increased and expanded sales both in volume and of new variety of products to our existing and new customers.

Cost of Sales and Gross Margin

During the three months ended June 30, 2009, we had cost of sales of $25,243,756, as compared with cost of sales of $17,302,099 during the same period in 2008, an increase of approximately $7,941,657, or 45.9%, reflecting the increase in net sales. The gross profit rose to $6,668,511 for the three months ended June 30, 2009, or a 15% increase compared with $5,792,635 during the same period in 2008. Our gross margin decreased slightly from 25.1% during the three months ended June 30, 2008 to 20.9% during the three months ended June 30, 2009. The decrease was mainly attributed to the slight increase of percentage of lower margin products in response to increasing demand of modified plastics used by economy vehicle models in China. Such increase in demand was spurred by the sales tax cuts and government subsidies for economy vehicle models.

Operating Expenses

Our operating expenses were $1,384,534 during the three months ended June 30, 2009, compared with $498,047 during the three months ended June 30, 2008, an increase of $886,487 or approximately 178%. The increase in operating expenses was principally due to the increased depreciation expenses and payroll expenses, expenses incurred by our US office and stock-based compensation expense. Selling expenses increased from $29,972 or 102% during the three months ended June 30, 2008 to $60,593 during the same period in 2009 as we increased our efforts to obtain more customers. General and administrative expenses increased from $215,659 during the quarter ended June 30, 2008 to $1,115,123 the quarter ended June 30, 2009, reflecting the increased salary expense, depreciation expense and other expenses pertinent to the US office and share-based compensation expense. Research and development expenses decreased by $43,598 or 17% to $208,818 during the three months ended June 30, 2009 compared to $252,416 during the same period in 2008 because a portion of our new products under development were postponed to the third quarter as the R&D center underwent facility upgrade during quarter ended June 30, 2009. As a result, our operating expenses increased to $1,384.534 during the quarter ended June 30, 2009 from $498,047 during the quarter ended June 30, 2008.

Interest Expense

Interest expense increased $147,030 or 77% from $190,083 during the three months ended June 30, 2008 to $337,113 for the three months ended June 30, 2009. The increase in interest expense resulted from the increase in our loans, as we borrowed to fund the rapid growth in our sales.

Net Income

Despite the significant increase in our costs and expenses, our net income remains stable with $4,996,391 during the three months ended June 30, 2009, compared with $5,098,287 during the three months ended June 30, 2008. We were able to maintain the same level of net income despite the increase in costs and expenses largely attributable to the significant increase in sales as a result of our increased efforts to obtain more customers as well as increased sales to existing customers.

Comprehensive Income

As a result of the factors described above and a currency translation adjustment, our comprehensive income was $5,006,611 during the quarter ended June 30, 2009, compared with $5,512,874 during the quarter ended June 30, 2008.

Comparing Six Months Ended June 30, 2009 and 2008:

The following table sets forth information from our statements of operations for the six months ended June 30, 2009 and 2008, in dollars:

	For the Six Months Ended June 30,
	2009	2008
Sales	$58,304,156	$33,477,156
Cost of Sales	(45,879,331)	(25,325,675)
Gross Profit	12,424,825	8,151,481
Operating Expense	2,765,269	814,372
Operating Income	9,659,556	7,337,109
Other Income	(640,062)	(138,087)
Interest Expense	(692,719)	(163,267)
Net Income	9,013,033	7,192,793
Comprehensive Income	8,985,637	8,003,536

Net sales

During the six months ended June 30, 2009, we had net sales of $58,304,156, as compared with net sales of $33,477,156 during the same period in 2008, an increase of $24,827,000, or 74% due to our increased and expanded sales both in volume and of new variety of products to our existing and new customers.

Cost of Sales and Gross Margin

During the six months ended June 30, 2009, we had cost of sales of $45,879,331, as compared with cost of sales of $25,325,675 during the same period in 2008, an increase of approximately $20,553,656, or 81%, reflecting the increase in net sales. The gross profit rose to $12,424,825 for the six months ended June 30, 2009, or a 52.4% increase compared with $8,151,481 during the same period in 2008. Our gross margin decreased slightly from 24.3% during the six months ended June 30, 2008 to 21.3% during the six months ended June 30, 2009. The decrease was mainly attributed to the slight increase of percentage of lower margin products in response to increasing demand of modified plastics used by economy vehicle models in China. Such increase in demand was spurred by the sales tax cuts and government subsidies for economy vehicle models.

Operating Expenses

Our operating expenses were $2,765,269 during the six months ended June 30, 2009, compared with $814,372 during the six months ended June 30, 2008, an increase of $1,950,897 or approximately 240%. The increase in operating expenses was principally due to the increased depreciation expenses and payroll expenses and expenses incurred by our US office as well as stock based compensation expenses. Selling expenses increased from $47,795 during the six months ended June 30, 2008 to $106,243 during the same period in 2009 as we increased our efforts to obtain more customers. General and administrative expenses increased from $445,937 during the quarter ended June 30, 2008 to $2,161,053 during the quarter ended June 30, 2009, reflecting the increased salary expense, depreciation expense and other expenses pertinent to the reverse merger and listing in the US as well as stock based compensation expenses. Research and development expenses increased to $497,973 during the six months ended June 30, 2009 compared to $320,640 during the same period in 2008 reflecting our increased efforts in new product development by adding more researchers and increasing raw material usage. As a result, our operating expenses increased to $2,765,269 during the quarter ended June 30, 2009 from $814,372 during the quarter ended June 30, 2008.

Interest Expense

Interest expense increased $529,452 from $163,267 during the six months ended June 30, 2008 to $692,719 for the six months ended June 30, 2009. The increase in interest expense was resulted from the increase in our loans, as we borrowed to fund the rapid growth in our sales.

Net Income

As a result of the factors described above, we had net income of $9,013,033 during the six months ended June 30, 2009, compared with $7,192,793 during the six months ended June 30, 2008.

Comprehensive Income

As a result of the factors described above and a currency translation adjustment, our comprehensive income was $8,985,637 during the quarter ended June 30, 2009, compared with $8,003,536 during the quarter ended June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2009, we had $1,466,634 in cash and cash equivalents, compared to $1,451,600 on June 30, 2008. There was a net increase in cash and cash equivalent of $15,034. The net increase in cash and cash equivalents for the period was mainly due to the cash generated from operation.

Operations

For the six months ended June 30, 2009, cash provided by operations was $3,992,276, compared to cash used by operations of $7,618,278 for the same period in 2008. The primary reason for the change was due to the increase in net income and decrease in accounts receivable and other receivables.

Investments

Cash used in investing activities was $711,153 for the six months ended June 30, 2009 as compared to $4,879,024 for the six months ended June 30, 2008. We have invested heavily in purchases of new production equipments, which accounted for majority of the cash used in investing activities in 2008 as compared to the same period in 2009.

Financing

For the six months ended June 30, 2009, net cash used in financing activities was $5,678,139 as opposed to $13,671,615 provided by financing activities for the same period in 2008. Increase in cash used in financing activities is due to the repayment of short term bank loan and of a related party loan.

The primary sources of cash in the six months ended June 30, 2009 were from operating activities. For the six months ended June 30, 2009, we generated $3,992,276 from operating activities.

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

Inventory

Inventory is composed of raw materials, packing materials, work in process and finished goods. Inventory is valued at the lower of cost or market with cost determined by the weighted average method. Management periodically compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. No allowance for inventory is considered necessary for the three months ended June 30, 2009 and 2008.

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

Advance to suppliers

Advance to suppliers represent the payments made and recorded in advance for goods and services received. The Company makes advances to raw materials purchased from certain agents. In order to maintain a long-term relationship with the vendors, the Company frequently needs to make advances from one and half month to three months ahead. The advances to suppliers were $14,514,312 as of June 30, 2009.

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss is recorded for the six months ended June 30, 2009 and 2008.

Income taxes

The Company accounts for income tax under the provisions of SFAS No.109 “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. There are no deferred tax amounts recognized in the six months ended June 30, 2009 and 2008.

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

Research and development expenses

Research and development expenses are costs associated with developing the Company’s intellectual property. Research and development costs are expensed as incurred. The costs of equipments that are acquired or constructed for research and development activities and have alternative future uses are classified as plant and equipment and depreciated over their estimated useful lives. The research and development expense for the three months ended June 30, 2009 and 2008 was $208,818 and $252,416, respectively.

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

Recent accounting pronouncements

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification TM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS 168 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R), which improves financial reporting by enterprises involved with variable interest entities. SFAS 167 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities , as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of SFAS 167 is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued SFAS 165, Subsequent Events , which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of SFAS 165 to interim or annual financial periods ending after June 15, 2009. Adoption of SFAS 165 did not have a material impact on the Company’s results of operations or financial position.

On April 1, 2009, the FASB approved FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends Statement 141(R) and eliminates the distinction between contractual and non-contractual contingencies. Under FSP FAS 141(R), an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it. We are currently evaluating the potential impact of adopting this statement.

On April 9, 2009, the FASB also approved FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the potential impact of adopting this statement.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

China XD Plastics Company Limited.

Dated: August 12, 2009	By:	/s/ Jie Han

Jie Han
Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2009	By:	/s/ Taylor Zhang

Taylor Zhang
Chief Financial Officer
(Principal Financial and Accounting Officer)