Form 10-Q
period 2009-09-30
China XD Plastics Co Ltd
filed 2009-11-16
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________to ___________

000-53131
(Commission file number)

CHINA XD PLASTICS COMPANY LIMITED
(Exact name of registrant as specified in its charter)

Delaware	20-8296010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11 Broadway Suite 1004
New York, NY 10004
(Address of principal executive offices)

(212) 747 - 1118
(Registrant’s telephone number, including area code)

NB TELECOM, INC.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                                                            Accelerated filer  ☐
                    Non-accelerated filer  ☐|                                                                                                           Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No  ☒

As of November 12, 2009 40,809,898 shares of the Registrant’s common stock, $0.0001 par value, were outstanding.

CHINA XD PLASTICS COMPANY LIMITED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
CHINA XD PLASTICS COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

		September 30, 2009	December 31, 2008
	Note	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents		$5,065,380	$3,869,035
Restricted cash	3	-	3,664,346
Notes receivable		118,951	303,437
Accounts receivable - net of allowance for bad debts of
$99,614 and $99,669, respectively	4	11,977,316	11,234,507
Other receivables		268,638	21,917
Inventories	5	15,276,568	12,438,782
Due from related parties	10	48,551	-
Advance to employees	6	435,516	92,329
Advance to suppliers		9,832,879	13,131,074
Taxes receivable		223,680	-
Prepaid expenses		34,796	-

Total current assets		43,282,275	44,755,427

Property, plant and equipment, net	7	19,675,869	19,332,712

Other assets:
Deferred charges	8	-	378,073
Intangible assets, net	9	243,362	247,681

Total other assets		243,362	625,754

Total assets		$63,201,506	$64,713,893

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short term loans	11	$20,215,841	$20,520,337
Bank acceptance notes payable	12	-	8,061,561
Accounts payable		626,766	113,232
Other payable		147,871	106,232
Accrued expenses		303,970	820,625
Taxes payable		16,219	17,777
Due to related parties	10	777,462	7,542,950
Deferred revenue		937,499	3,469,796

Total current liabilities		23,025,628	40,652,510

Commitments and contingencies	18

Stockholders' equity

Common Stock, $0.0001 par value, 500,000,000 shares authorized, 40,809,898 and 805,802
shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	15	4,081	81
Series A Preferred Stock, $0.0001 par value, 50,000,000 shares authorized, - 0 - and 1,000,000
shares issued and outstanding as of September 30, 2009 and December 31 2008, respectively	15	-	100
Series B Preferred Stock, $0.0001 par value, 50,000,000 shares authorized,
1,000,000 shares issued and outstanding as of September 30, 2009 and December 31 2008	15	100	100
Additional paid-in-capital	14,15	5,670,316	2,482,786
Retained earnings		33,020,813	20,051,142
Accumulated other comprehensive income		1,480,568	1,527,174

Total stockholders' equity		40,175,878	24,061,383

Total liabilities and stockholders' equity		$63,201,506	$64,713,893

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Note	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2009	2008	2009	2008

Sales		$36,194,459	$22,324,847	$94,498,615	$55,802,003

Cost of sales		(27,777,237)	(16,555,094)	(73,656,568)	(41,880,768)

Gross profit		8,417,222	5,769,753	20,842,047	13,921,235

Operating expenses
Research and development expenses		370,279	237,106	868,252	557,746
Selling expenses		118,018	194,029	224,261	241,823
General and administrative expenses		3,606,997	656,322	5,768,050	1,102,261
Total operating expenses		4,095,294	1,087,457	6,860,563	1,901,830

Operating income		4,321,928	4,682,296	13,981,484	12,019,405

Other income (expenses)
Interest income (expenses)		(340,464)	(318,608)	(1,033,183)	(481,875)
Other income		407	485	62,949	25,665
Other expense		(1,052)	(100,881)	(10,937)	(100,881)

Total other expense		(341,109)	(419,004)	(981,171)	(557,091)

Income before income taxes		3,980,819	4,263,292	13,000,313	11,462,314

Provision for income taxes	13	24,179	18,182	30,641	24,411

Net income		$3,956,640	$4,245,110	$12,969,672	$11,437,903

Other comprehensive income (loss)
Foreign currency translation adjustment		(19,210)	220,337	(46,606)	1,031,080

Comprehensive income		$3,937,430	$4,465,447	$12,923,066	$12,468,983

Basic and diluted earnings per common share
Basic	17	$0.10	$10.46	$0.54	$28.19
Diluted	17	$0.10	$10.46	$0.33	$28.19

Weighted average common share outstanding
Basic	17	39,140,751	405,802	23,797,701	405,802
Diluted	17	39,188,824	405,802	39,206,884	405,802

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months ended
	September 30,
	2009	2008

Cash flows from operating activities
Net income	$12,969,672	$11,437,903
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Loss in disposal of property, plant and equipment	45,342	-
Depreciation & amortization	1,457,983	685,860
Stock-based compensation expense	3,191,430	-
Changes in assets and liabilities:
(Increase) decrease in -
Restricted cash	3,659,063	1,403,171
Accounts receivable and other receivables	(995,004)	(14,010,629)
Tax receivable	(223,483)	-
Inventory	(2,842,260)	(4,649,965)
Prepaid expenses	(34,796)	22,344
Notes receivables	184,153	(804,096)
Due from related parties	(50,389)	-
Advance to employees	(341,056)	-
Advances to suppliers	3,287,927	(6,900,409)
Deferred charge	377,528	-
Increase (decrease) in -
Accounts payable and other payable	554,807	3,894,526
Accrued expenses	(515,740)	644,019
Tax payable	(1,536)	(1,378,125)
Deferred revenue	(2,528,120)	168,341

Net cash provided by (used in) operating activities	18,195,521	(9,487,060)

Cash flows from investing activities
Purchase of property, plant and equipment	(1,842,306)	(5,103,516)

Net cash used in investing activities	(1,842,306)	(5,103,516)

Cash flows from financing activities
Repayment to short term loans	(292,725)	-
Proceeds from short term loans	-	19,758,944
Repayment of bank acceptance notes payable	(8,049,938)	(3,865,880)
Repayment to related party loans	(7,328,683)	-
Proceeds from related party loan	562,511	730,228

Net cash (used in) provided by financing activities	(15,108,835)	16,623,292

Effect of exchange rate changes on cash and cash equivalents	(48,035)	46,845

Net increase in cash and cash equivalents	1,196,345	2,079,561

Cash and cash equivalents, beginning of period	3,869,035	87,455

Cash and cash equivalents, end of period	$5,065,380	$2,167,016

Supplemental disclosures of cash flow information:

Interest paid	$1,033,183	$481,875
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Warrants issued for consulting service	$46,260	-
Common stock issued for services	$5,487,541	-

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended September 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Company’s 2008 Form 10-K.

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The condensed consolidated financial statements include the accounts of China XD Plastics Company Ltd., and its Subsidiaries, Favor Sea Limited, Favor Sea (US) Inc., Hong Kong Engineering Plastics Company Limited (“HK Engineering Plastics”), Harbin Xinda Macromolecule Material Co. Ltd. (“Harbin Xinda Material”), and Harbin Xinda Macromolecule Research Institute, (collectively referred to as the “Company”). All significant inter-company balances and transactions are eliminated in consolidation.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories comprise raw materials, packing materials, work in process and finished goods. Inventories are valued at the lower of cost or market with cost determined by the weighted average method. Management periodically compares the cost of inventories with the market value and an allowance is made for writing down the inventories to their market value, if lower than cost. No allowance for inventories is considered necessary for the nine months ended September 30, 2009 and 2008.

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

Buildings and improvements                                                                           39 years
Machinery, equipment and automobiles                                                       5-10 years

Expenditure for maintenance and repairs are charged to expense as incurred. Additions, renewals and betterments are capitalized.

Advance to suppliers

Advance to suppliers represents payments made and recorded in advance for goods and services. The Company makes advance payments to raw materials suppliers. In order to maintain a long-term relationship with the suppliers, the Company frequently makes advance payments from one and a half months to three months ahead. The advance to suppliers was $9,832,879 as of September 30, 2009 and $13,131,074 as of December 31, 2008.

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets.   If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss is recorded for the nine months ended September 30, 2009 and 2008.

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) No. 718 in the second quarter of 2009, at which time the Company began recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. The Company adopted ASC No.  718 on a prospective basis.

The Company estimates fair value of restricted stock based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The fair value of warrants is estimated using the Black-Scholes model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company measures compensation expense for its non-employee stock-based compensation under ASC No. 718.

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

Stock compensation expense recognized is based on awards expected to vest, and there were no estimated forfeitures as the current options outstanding were only issued to founders and senior executives of the Company, which have very low turnover. ASC No. 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Income taxes

The Company accounts for income tax under the provisions of ASC No. 740, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities.  Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  There are no deferred tax amounts recognized in the nine months ended September 30, 2009 and 2008.

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

Research and development expenses

Research and development expenses are costs associated with developing the Company’s intellectual property. Research and development costs are expensed as incurred. The costs of equipments that are acquired or constructed for research and development activities and have alternative future uses are classified as plant and equipment and depreciated over their estimated useful lives. The research and development expense for the nine months ended September 30, 2009 and 2008 was $868,252 and $557,746, respectively. The research and development expense for the three months ended September 30, 2009 and 2008 was $370,279 and $$237,106, respectively.

Earnings per share

The Company computes earnings per share (“EPS’) in accordance with ASC No. 260 and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  ASC No. 260 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable and other receivables.  The Company does not require collateral or other security to support these receivables.  The Company conducts periodic reviews of its customers' financial condition and customer payment practices to minimize collection risk on accounts receivable.

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)
Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Risks and uncertainties

The Company’s operations in the People’s Republic of China (“PRC”) are subject to special consideration and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Fair value of financial instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses, taxes payable, notes payable and other payable approximate fair value due to the short-term nature of these items.  The carrying amounts of short-term loans from bank approximate the fair value based on the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

Foreign currency translation

The Company’s functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency translations are included in accumulated other comprehensive income.  There is no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

Recent accounting pronouncements

In June 2009, the FASB issued ASC No. 105, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. ASC No. 105 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. ASC No. 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of ASC No. 105 did not have a material impact on the Company’s financial statements.

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements (Continued)

In May 2009, the FASB issued ASC No. 855-10, or ASC No. 855-10, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC No. 855-10 is effective after June 15, 2009. The adoption of ASC No. 855-10 had no material effect on the Company’s financial statements.  We have evaluated subsequent events through November 16, 2009, the date the financial statements were issued.  We have not identified any items requiring disclosure.

In April 2008, the FASB issued ASC No. 350-30-35-1.  ASC No. 350-30-35-1 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC No. 350-30-35-1, Goodwill and Other Intangible Assets. ASC No. 350-30-35-1 is intended to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset under other applicable accounting literature. ASC No. 350-30-35-1 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of ASC No. 350-30-35-1 had no material effect on the Company’s financial statements.

In April 2009, the FASB issued three related staff positions to clarify the application of ASC No. 820 to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair value of financial instruments in interim periods. The final staff positions are effective for interim and annual periods ending after March 15, 2009. The adoption had no material effect on the Company’s financial statements.

In April 2009, the FASB issued ASC No. 820.  ASC No. 820 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. ASC No. 820 identifies factors to be considered when determining whether or not a market is inactive. ASC No. 820 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after June 15, 2009 and shall be applied prospectively. The adoption of ASC No. 820 had no material effect on the Company’s financial statements.

In December 2007, the FASB issued ASC No. 815.  ASC No. 815 amends and clarifies the accounting guidance for the acquirer’s recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests of an acquiree in a business combination. The adoption of ASC No. 815 had no material effect on the Company’s financial statements.

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements (Continued)

In June 2009, the FASB issued ASC No. 860, which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASC No. 860 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years with earlier adoption prohibited. The Company is currently evaluating the impact of the adoption of ASC No. 860 on its Company’s financial statements.

In June 2009, the FASB issued ASC No. 810, which addresses the elimination of the concept of a qualifying special purpose entity. ASC No. 810 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, ASC No. 810 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. ASC No. 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact of the adoption of ASC No. 810 on the Company’s financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-02 (“ASU 2009-03”), SEC update – Amendments to various topics containing SEC Staff Accounting Bulletins to update cross-references to Codification test. ASU 2009-03 did not have a material effect on the Company’s financial condition or results of operations.

In August 2009, the FASB issued Accounting Standard Update No.2009-05 (“ASU 2009-05”), ACS No. 820 “Measuring Liabilities at Fair Value. ASU 2009-5 applies to all entities that measure liabilities at fair value within scope of ASC No, 820. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more valuation techniques.

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements (Continued)

The amendments in ASU 2009-05 also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in ASU 2009-05 is effective for the first reporting period beginning after issuance. The adoption of ASU 2009-5 is not expected to have a material effect on the Company’s financial condition or results of operations.

In September 2009, the FASB issued Accounting Standards Update No. 2009-07 (“ASU 2009-07”), Accounting for Various Topics. ASU 2009-07 represents technical corrections to various topics containing SEC guidance based on external comments received. The adoption of this guidance did not have a material effect on the Company’s financial condition or results of operations.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (“ASU 2009-12”), Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). ASU 2009-12 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share. This ASU also requires disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update.  The amendments in this Update are effective for interim and annual periods after December 15, 2009. The adoption of this guidance is not expected to have a material effect on the Company’s financial condition or results of operations.

Note 3.   RESTRICTED CASH

As of September 30, 2009 and December 31, 2008, the Company had restricted cash of nil and $3,664,346 respectively. The Company’s lenders require the Company to maintain with the lending banks a cash balance of a minimum of 40% -50% of the balance of the bank acceptance notes payable (see Note 12) as collateral for the Company’s obligations to the lenders. The Company repaid the bank acceptance notes payable in September 2009.

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

 Note 4.   ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables resulting from sales of products during the normal course of business. Accounts receivable as of September 30, 2009 and December 31, 2008 amounted to $11,977,316 and $11,234,507, respectively.

The Company collaborates directly with its end users on new product development, product certifications and post-sales support. Sales contracts are usually signed directly between the Company and its end users. Due to nature of this industry, the Company also regularly uses a third party agent to sell its products to various end users. This arrangement can greatly ensure timely collections of its accounts receivables. As of September 30, 2009, this agent accounted for majority of the total account receivable outstanding. The Company believes that all of the accounts receivable outstanding with this customer are collectible.

The allowance for uncollectible receivables amounted to $99,614, and $99,669 as of September 30, 2009 and December 31, 2008, respectively.

Note. 5   INVENTORIES

The inventories consist of the following:

	As of
	September 30, 2009	December 31, 2008

Raw materials	$3,211,499	$708,768
Packing supplies	18,293	5,344
Work-in-process	183,348	213,362
Finished goods	11,863,428	11,511,308

Total	$15,276,568	$12,438,782

No allowance for inventories was made for the nine months ended September 30, 2009 and 2008.

Note 6.   ADVANCE TO EMPLOYEES

Advance to employees represents cash advances to employees to purchase raw materials or equipment and other supplies for normal business purposes. The balance also includes the proceeds receivable from employees in regard to the automobiles sold to them in this quarter (See Note 8). Advance to employees as of September 30, 2009 and December 31, 2008 amounted to $435,516 and $92,329, respectively.

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Note 7.   PROPERTY, PLANT AND EQUIPMENT, NET

The detail of property, plant and equipment is as follows:

	As of
	September 30, 2009	December 31, 2008

Machinery & equipment	$18,501,269	$17,007,972
Automobiles	402,727	142,674
Plant & Buildings	3,864,137	2,373,619

Total	22,768,133	19,524,265

Less: accumulated depreciation	(3,118,457)	(1,684,241)

Construction in progress	26,193	1,492,688

Property, plant and equipment, net	$19,675,869	$19,332,712

Depreciation expense for nine months ended September 30, 2009 and 2008 was $1,453,807 and $685,365 respectively.

Note 8.  DEFERRED CHARGES

Deferred charges related to automobiles purchased by the Company for senior management members. The beneficiaries signed employment contracts with the Company and they are obliged to work for the Company for a service period of 7 to 10 years. Once they serve the full contract term, the vehicles are for them to keep. If they leave before the service contracts expire, they are required to reimburse the full price of the vehicle at the time of the purchase. The Company amortizes the payment of the automobile expenses based on the services performed by those employees. During this quarter, the Company sold all automobiles to the employees at cost (See Note 6).

Note 9.   INTANGIBLE ASSET

Intangible asset consists of land use right only. All land in the PRC is government owned and cannot be sold to any individual or company. Instead, the government grants the user a “Land use right” (the Right) to use the land. The Company has the right to use the land for 50 years and is amortizing the Right on a straight-line basis over the remaining useful life of 48 years. The land use right was originally acquired in May 2005 for the amount of $226,281.

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Net intangible assets as of September 30, 2009 and December 31, 2008 were as follows:
	As of
	September 30, 2009	December 31, 2008

Land use right	$267,513	$267,663
Less: Accumulated amortization	(24,151)	(19,982)

Total	$243,362	$247,681

Amortization expense for nine months ended September 30, 2009 and 2008 amounted to $4,176 and $4,085, respectively, and for the three months ended September 30, 2009 and 2008 amounted to $1,392 and $1,391, respectively.

Note 10.  RELATED PARTY TRANSACTIONS

Amounts due to (from) directors/affiliates are as follows:
	As of
	September 30, 2009	December 31, 2008
Harbin Xinda High-Tech Co., Ltd.	$(1,616)	$6,975,196
("Xinda High-Tech")
Piao Qiuyao	777,462	214,951
Ma Qingwei	(46,935)	20,520
Han Jie	-	332,283

Total	$728,911	$7,542,950

The Company also had sales and purchase with its affiliated companies. The detail is as follows:

	For the nine months ended
	September 30, 2009	September 30, 2008

Purchase from
Xinda Hi-Tech	$-	$1,063,008
Heilongjiang Xinda Hyundai Engineering Plastics Co., Ltd.	-	963,082
Sales to
Xinda Hi-Tech	-	69,842

Ms Piao Qiuyao owned 100% of Favor Sea Limited indirectly via XD Engineering Plastic Company Ltd., the former sole shareholder of Favor Sea Limited which was incorporated in British Virgin Island. Xinda Hi-Tech and Heilongjiang Xinda Hyundai Engineering Plastics Co., Ltd. are affiliate companies owned by the spouse of Mr. Han Jie, who was the major shareholder of Harbin Xinda Material before the ownership was transferred to HK Engineering Plastics.

On September 20, 2008, Harbin Xinda Material (“Buyer”) signed an agreement (“Agreement”) with Xinda High-Tech (“Seller”) to acquire all of the assets of Xinda High-Tech, including plant and buildings, land use rights, machinery and equipment for a total amount of RMB240,000,000 (approximately US$35,136,006 at date of signing). Harbin Xinda Material was required to make two installment payments of the full purchase price, RMB50,000,000 by the end of December 31, 2008 and the remaining RMB190,000,000 by the end of September 30, 2009 if all assets purchased are transferred to the Company.

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Note 10.  RELATED PARTY TRANSACTIONS (Continued)

On May 1, 2009, Harbin Xinda Material and Xinda High-Tech agreed to rescind the Agreement. Prior to signing of the above-mentioned Agreement, the Company rented the buildings and equipment of Xinda High-Tech for the purpose of its production expansion. The lease term was from May 1, 2008 to April 30, 2011. The lease payment was two million (2,000,000) RMB per year. The lease contract was cancelled when Harbin Xinda Material and Xinda High-Tech entered into the Agreement on September 20, 2008. On May 1, 2009, Harbin Xinda Material and Xinda High-Tech re-signed a new lease agreement for the office and factory space at No. 9 Dalian North Road, Haping Road Centralized District, Harbin Development Zone, Harbin, Heilongjiang, China. The leased space is 23,893.53 square meters and the term of the lease is from May 1, 2009 to April 30, 2012. The lease payment remains two million (2,000,000) RMB per year. In the nine months ended September 30, 2009, the Company recorded and paid $219,542 for the rent expenses.

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Note 11. SHORT TERM LOANS

The short-term loans include the following:

	As of
	September 30, 2009	December 31, 2008
a) Loan payable to Bank of Communications
one year term from 12/26/2008 to 12/21/2009
bears interest at 10% above the prime rate
set by Central bank of China	4,394,748	4,397,215

b) Loan payable to Harbin Bank
one year term from 02/24/2009 to 02/23/2010
at fixed interest rate of 7.1256% per year	4,394,748	-

c)Loan payable to Harbin Bank
one year term from 4/7/2009 to 4/2/2010
at fixed interest rate of 7.1256% per year	10,693,887	-

d) Loan payable to Harbin Bank
two-month term from 09/02/2009 to 11/01/2009
at fixed interest rate of 6.5042% per year	732,458	-

e) Loan payable to Harbin Bank
one year term from 2/25/2008 to 2/21/2009
at fixed interest rate of 10.1518% per year	-	4,397,215

f) Loan payable to Anhui Yiyang Metal Materials Co.,Ltd.
one year term from 11/1/2008 to 10/31/2009
interest to be accrued starting from 1/1/2009
at 30% above the prime rate set
by Central bank of China	-	5,862,953

g) Loan payable to Harbin Bank
five-month term from 12/02/08 to 04/28/09,
at fixed interest rate of 6.7525% per year	-	4,397,215

h)Loan payable to Harbin Bank
one year term from 12/09/2008 to 12/08/2009
at fixed interest rate of 7.5065% per year	-	1,465,738

Total	$20,215,841	$20,520,337

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Note 11.   SHORT TERM LOANS  (Continued)

The one-year-term short loan of $4,394,748 between Harbin Xinda Material and Bank of Communications for the period of December 26, 2008 to December 21, 2009 is secured by Xinda High-Tech's pledge of its land use right and buildings and Harbin Xinda Material's buildings, machinery and land use right as collaterals.

The one-year-term short loan of $4,394,748 between Harbin Xinda and Harbin Bank for the period of February 24, 2009 to February 23, 2010 is guaranteed by Xinda Hi-Tech, Han Jie and his wife. Harbin Xinda Material and Xinda Hi-Tech pledged their equipments and machinery as collateral to secure the loan.

The one-year-term short loan of $10,693,887 between Harbin Xinda Material and Harbin Bank for the period of April 7, 2009 to April 2, 2010 is secured by land use right and buildings of Yuxiang Real Estate Development controlled by Xinda High-Tech and a corporate guarantee from Xinda High-Tech.

Interest expense for the above short term loans totaled $1,033,183 and $481,875 for the nine months ended September 30, 2009 and 2008, respectively.

Note 12.   BANK ACCEPTANCE NOTES PAYABLE

The Company has bank acceptance notes payable in the amount of nil and $8,061,561 as of September 30, 2009 and December 31, 2008 respectively. The notes were guaranteed to be paid by the banks and usually for a short-term period of three (3) to six (6) months. The Company is required to maintain cash deposits at a minimum 40%-50% of the total balance of the notes payable with the banks, in order to ensure future credit availability. The company repaid the entirety of the bank acceptance notes payable during the three months ended September, 2009.

Note 13.   INCOME TAXES

(a) Corporation income tax (“CIT”)

The Company is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriate tax adjustments.

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Note 13.   INCOME TAXES (continued)

Prior to January 1, 2008, Foreign Investment Enterprises were subject to the Foreign Enterprise Investment Income Tax (“FEIT”). Under that law, Foreign Investment Enterprises were generally subject to an income tax rate of 33% on all income, including foreign income. Qualified Foreign Investment Enterprises would receive a reduced national tax rate of 24% or 15%. Qualifying Foreign Investment Enterprises in the manufacturing sector were exempted from the FEIT for two years starting in the first year they became profitable, and received a 50% reduction in the FEIT for the subsequent three years, or a“two plus three” tax holiday. As such Xinda was exempt from paying the FEIT for 2007 and 2006.

Under the EIT, a uniform tax rate of 25% will be applicable to both domestic and Foreign Investment Enterprises. For existing Foreign Investment Enterprises, the increased tax rate will be phased in. In addition to the rate increase, a majority of the favorable tax treatments currently enjoyed by Foreign Investment Entities are abolished, including the two plus three tax holiday, tax rate reductions relating to businesses located in specified regions of the country and income tax refunds for re-investments in China. Under the new law, Xinda will be subject to the new tax rates and will lose the “two plus three” tax holiday Xinda would have been entitled to under the old law. However, as a recipient of the High-Technology Enterprise Certificate from the Chinese government, Xinda is entitled to a rebate of a portion of the EIT. This rebate will reduce Xinda’s effective EIT tax rate to 15% from January 1, 2008 to December 31, 2010. The majority of the net income for the period was from the Research Institute, which is a separate entity and whose income is exempt from the income tax under the current law of China.

The following table reconciles the statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2009 and 2008:

	2009	2008
US statutory rates	34%	34%
Foreign income not recognized in the US	(34%)	(34%)
China Statutory rates	25%	25%
China income tax exemption	(24.96)	(25%)
Effective income tax rate	0.24%	0%

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

Note 14.   STOCK-BASED COMPENSATION

The Company adopted the 2009 Stock Incentive Plan (the “2009 Plan”) on May 26, 2009, which reserved 7,800,000 shares of common stock for issuance under the Plan. The Plan allows the Company to issue awards of incentive non-qualified stock options and stock bonuses to directors, officers, employees and consultants of the Company, which may be subject to restrictions. The Company applied ASC No. 718 and related interpretations in accounting for the Plan. Compensation for services that a corporation receives under ASC No. 718 through share-based compensation plans should be measured by the quoted market price of the stock at the grant date less the amount, if any, that the individual is required to pay.

Stock compensation expense recognized is based on awards expected to vest. The fair value of the stock compensation is amortized over the respective vesting period based on the terms of the employment or service agreements under which the stock was awarded. The fair value of the stock-based compensation expense amortized for the nine months ended September 30, 2009 was $3,191,430.

Note 15.   STOCKHOLDERS’ EQUITY

(a)  Common Stock

Issuance of Common Stock

As a part of the Merger Agreement effected on December 24, 2008, 1,000,000 shares of Series A Convertible Preferred Stock were automatically converted into 38,194,072 shares of Common Stock on April 20, 2009 after the Company’s effective filing to increase its authorized shares.

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

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Note 15.   STOCKHOLDERS’ EQUITY (continued)

On September 2, 2009, the Company issued 20,024 common stocks to four independent directors in connection with the service agreements between the Company and the directors.

Thus, as of September 30, 2009, there are 40,809,898 shares of Common Stock issued and outstanding. There are also 1,000,000 shares of Series B Preferred Stock issued and outstanding, and all of the issued and outstanding shares of Series B Preferred Stock have voting power equal to 40% of the total voting power of all of the issued and outstanding shares of the Common Stock.

(b)   Warrants

On December 30, 2008, the Company issued warrants to purchase 66,667 shares of common stock to a consultant for certain services provided. The warrants are exercisable at $1.50 per share through December 30, 2010.  A total amount of $46,260 was recognized as an expense on the date the warrants were issued and was based upon the fair value of the warrant using the Black-Scholes option pricing model.

The Company estimated the fair value of warrants granted using a Black-Scholes option pricing model with the following assumptions:

2009
Expected life	2 years
Expected volatility	117.90%
Risk free interest rate	0.75%
Dividend yield	0%

Following is a summary of the status of warrants outstanding as of September 30, 2009:

Outstanding Warrants
Exercise Price	Number	Remaining Life	Fair Value
$ 1.50	66,667	1.5	$ 46,260
Total	66,667	1.5	$ 46,260

Note 16.   SIGNIFICANT CONCENTRATION

Two (2) major vendors provided approximately 98% of the Company’s purchases of raw materials for the nine months ended September 30, 2009, with each vendor individually accounting for approximately 50% and 48%, respectively. Two (2) vendors provided approximately 90% of the Company’s purchase of raw materials for the nine months ended September 30, 2008, with each vendor individually accounting for approximately 70% and 20%, respectively.

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Note 16.   SIGNIFICANT CONCENTRATION (continued)

Two (2) major vendors provided approximately 93% of the Company’s purchases of raw materials for the three months ended September 30, 2009, with each vendor individually accounting for approximately 52% and 41%, respectively. The advance to one of the vendors was in the amount of $9,412,548 at September 30, 2009. Two (2) vendors provided approximately 95% of the Company’s purchase of raw materials for the three months ended September 30, 2008, with each vendor individually accounting for approximately 69% and 26%, respectively.

Note 17.   EARNINGS PER SHARE

In December 2008, the Company entered into a reverse merger transaction. The Company computes the weighted-average number of common shares outstanding in accordance with ASC No. 260. ASC No. 260 states that in calculating the weighted average shares when a reverse merger takes place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

Earnings per share for the periods ended September 30, 2009 and 2008 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with ASC No. 260.

CHINA XD PLASTICS COMPANY LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

The following demonstrates the calculation for earnings per share for the periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Basic earnings per share

Net income	$3,956,640	$4,245,110	$12,969,672	$11,437,903

Weighted shares outstanding-Basic	39,140,751	405,802	23,797,701	405,802

Earnings per share-Basic	$0.10	$10.46	$0.54	$28.19

Diluted earnings per share

Net income	$3,956,640	$4,245,110	$12,969,672	$11,437,903

Weighted shares outstanding-Basic	39,140,751	405,802	23,797,701	405,802
Effect of diluted securities-Series A Preferred Stock	-	-	15,365,194	-
Effect of diluted securities-Warrant	48,073	-	43,989	-
Weighted shares outstanding-Diluted	39,188,824	405,802	39,206,884	405,802

Earnings per share -Diluted	0.10	10.46	0.33	28.19

Note 18.   COMMITMENTS AND CONTINGENCIES

As of September 30, 2009, the Company leased offices, buildings and facilities expiring in 2010 to 2012. Rental expenses for the three months and nine months ended September 30, 2009 amounted to $92,660 and $283,232 respectively. Rental expenses for the three months and nine months ended September 30, 2008 amounted to $73,124 and $214,771, respectively. The rental expenses are included in general and administrative expenses.

The future minimum lease payments under the above mentioned leases as of September 30, 2009 are as follows:

Year ending December 31,

2009	$90,930
2010	357,824
2011	292,984
2012	97,661

Total	$839,399

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

Results of Operations

Comparing Three Months Ended September 30, 2009 and 2008:

The following table sets forth information from our statements of operations for the three months ended September 30, 2009 and 2008, in dollars:

	For the Three Months Ended September 30,
	2009	2008
Sales	$36,194,459	$22,324,847

Cost of Sales	(27,777,237)	(16,555,094)

Gross Profit	8,417,222	5,769,753

Operating Expense	4,095,294	1,087,457

Operating Income	4,321,928	4,682,296

Interest Expense	(340,464)	(318,608)

Other Expense, net	(645)	(100,396)

Net Income	3,956,640	4,245,110

Comprehensive Income	$3,937,430	$4,465,447

Net sales

During the three months ended September 30, 2009, we had net sales of $36,194,459, as compared with net sales of $22,324,847 during the same period in 2008, an increase of $13,869,612, or 62.1% due to our increased and expanded sales both in volume and of new variety of products to our existing and new customers as a result of the high market demand. The automobile market in China, especially the market for small to medium engine automobiles which is the primary market for our products, continued to expand in the third quarter of 2009 due, in part, to several programs and regulatory drives initiated by the Chinese government. We capitalized on this growth trend during the third quarter of 2009.

Cost of Sales and Gross Margin

During the three months ended September 30, 2009, we had cost of sales of $27,777,237, as compared with cost of sales of $16,555,094 during the same period in 2008, an increase of approximately $11,222,143, or 67.8%, reflecting the increase in net sales. The gross profit rose to $8,417,222 for the three months ended September 30, 2009, or a 45.9% increase compared with 5,769,753 during the same period in 2008. Our gross margin decreased slightly from 25.8% during the three months ended September 30, 2008 to 23.3% during the three months ended September 30, 2009. The decrease was mainly attributed to the slight increase of percentage of lower margin products in response to increasing demand of modified plastics used by economy vehicle models in China. Such increase in demand was spurred by the sales tax cuts and government subsidies for economy vehicle models.

Operating Expenses

Our operating expenses were $4,095,294 during the three months ended September 30, 2009, compared with $1,087,457 during the three months ended September 30, 2008, an increase of $3,007,837 or approximately 276.6%. The increase in operating expenses was principally due to the increase in stock-based compensation expense, depreciation expenses and payroll expenses. Selling expenses decreased by $76,011 or 39.2% to $118,018 during the three months ended September 30, 2009 compared to $194,029 during the same period in 2008 as our sales office in Changchun was closed and we increased the use of distributors to sell our products. General and administrative expenses increased from $656,322 during the quarter ended September 30, 2008 to $3,606,997 for the quarter ended September 30, 2009, reflecting the increase in stock-based compensation expense. Research and development expenses increased from $237,106 or 56.2% during the three months ended September 30, 2008 to $370,279 during the same period in 2009 reflecting our increased efforts in new product development. As a result, our operating expenses increased to $4,095,294 during the quarter ended September 30, 2009 from $1,087,457 during the quarter ended September 30, 2008.

Interest Expense

Interest expense increased $21,856 or 6.9% from $318,608 during the three months ended September 30, 2008 to $340,464 for the three months ended September 30, 2009. The increase in interest expense resulted from the increase in our loans, as we borrowed to fund the rapid growth in our sales.

Net Income

Despite the significant increase in our costs and expenses, our net income remains stable at $3,956,640 during the three months ended September 30, 2009, compared with $4,245,110 during the three months ended September 30, 2008. We were able to maintain the level of net income despite the increase in costs and expenses largely attributable to the stock-based compensation expenses.

Comprehensive Income

As a result of the factors described above and a currency translation adjustment, our comprehensive income was $3,937,430 during the quarter ended September 30, 2009, compared with $4,465,447 during the quarter ended September 30, 2008.

Comparing Nine Months Ended September 30, 2009 and 2008:

The following table sets forth information from our statements of operations for the nine months ended September 30, 2009 and 2008, in dollars:

	For the Nine Months Ended September 30,
	2009	2008
Sales	$94,498,615	$55,802,003

Cost of Sales	(73,656,568)	(41,880,768)

Gross Profit	20,842,047	13,921,235

Operating Expense	6,860,563	1,901,830

Operating Income	13,981,484	12,019,405

Interest Expense	(1,033,183)	(481,875)

Other Income (Expense), net	52,012	(75,216)

Net Income	12,969,672	11,437,903

Comprehensive Income	$12,923,066	$12,468,983

Net sales

During the nine months ended September 30, 2009, we had net sales of $94,498,615, as compared with net sales of $55,802,003 during the same period in 2008, an increase of $38,696,612, or 69.3% due to our increased and expanded sales both in volume and of new variety of products to our existing and new customers. as a result of the high market demand. The automobile market in China, especially the market for small- to medium engine automobiles which is the primary market for our products, continued to expand in the first nine month of 2009 due, in part, to several programs and regulatory drives initiated by the Chinese government. We capitalized on this growth trend during the first nine months of 2009.

Cost of Sales and Gross Margin

During the nine months ended September 30, 2009, we had cost of sales of $73,656,568, as compared with cost of sales of 41,880,768 during the same period in 2008, an increase of approximately $31,775,800, or 75.9%, reflecting the increase in net sales. The gross profit rose to $20,842,047 for the nine months ended September 30, 2009, or a 49.7% increase compared with $13,921,235 during the same period in 2008. Our gross margin decreased slightly from 24.9% during the nine months ended September 30, 2008 to 22.1% during the nine months ended September 30, 2009. The decrease was mainly attributed to the slight increase of percentage of lower margin products in response to increasing demand of modified plastics used by economy vehicle models in China. Such increase in demand was spurred by the sales tax cuts and government subsidies for economy vehicle models.

Operating Expenses

Our operating expenses were $6,860,563 during the nine months ended September 30, 2009, compared with $1,901,830 during the nine months ended September 30, 2008, an increase of $4,958,733 or approximately 260.7%. The increase in operating expenses was principally due to the increase in depreciation expenses, payroll expenses, expenses incurred by our US office, and particularly stock-based compensation expenses. Selling expenses decreased by $17,562 or 7.3% to $224,261 during the three months ended September 30, 2009 compared to $241,823 during the same period in 2008 as our sales office in Changchun was closed and we increased the use of distributors to sell our products. General and administrative expenses increased from $1,102,261 during the quarter ended September 30, 2008 to $5,768,050 during the quarter ended September 30, 2009, reflecting the increased salary expense, depreciation expense and other expenses pertinent to the reverse merger and listing in the US as well as stock-based compensation expenses. Research and development expenses increased to $868,252 during the nine months ended September 30, 2009 compared to $557,746 during the same period in 2008, reflecting our increased efforts in new product development. As a result, our operating expenses increased to $6,860,563 during the nine months ended September 30, 2009 from $1,901,830 during the nine months ended September 30, 2008.

Interest Expense

Interest expense increased $551,308 from $481,875 during the nine months ended September 30, 2008 to $1,033,183 for the nine months ended September 30, 2009. The increase in interest expense was resulted from the increase in our loans, as we borrowed to fund the rapid growth in our sales.

Net Income

As a result of the factors described above, we had net income of $12,969,672 during the nine months ended September 30, 2009, compared with $11,437,903 during the nine months ended September 30, 2008.

Comprehensive Income

As a result of the factors described above and a currency translation adjustment, our comprehensive income was $12,923,066 during the nine months ended September 30, 2009, compared with $12,468,983 during the nine months ended September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had $5,065,380 in cash and cash equivalents, compared to $3,869,035 as of December 31, 2008. There was a net increase in cash and cash equivalent of $1,196,345. The net increase in cash and cash equivalents for the period was mainly due to cash generated from operation, more specifically; the increase in net income and decrease in advance to suppliers offset by increase in purchase of property, plant and equipment and repayments of bank acceptance note payable and related party loans.

Operations

For the nine months ended September 30, 2009, cash provided by operations was $18,195,521, compared to cash used by operations of $9,487,060 for the same period in 2008. The primary reason for the change was due to the increase in net income and decrease in advance to suppliers.

Investments

Cash used in investing activities was $1,842,306 for the nine months ended September 30, 2009 as compared to $4,993,288 for the nine months ended September 30, 2008. We have invested heavily in purchases of new production equipments, which accounted for majority of the cash used in investing activities in 2008 as compared to the same period in 2009.

Financing

For the nine months ended September 30, 2009, net cash used in financing activities was $15,108,835 as compared to $16,513,064 net cash provided by financing activities for the same period in 2008. Increase in cash used in financing activities is due to the repayment of short term bank acceptance notes and of related party loans.

The primary sources of cash in the nine months ended September 30, 2009 were from operating activities. For the nine months ended September 30, 2009, we generated $18,195,521 from operating activities.

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

Critical Accounting Policies

This section should be read together with the Summary of Significant Accounting Policies included as Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for 2008 filed with the SEC.

Principles of consolidation

The condensed consolidated financial statements include the accounts of China XD Plastics Company Ltd., and its Subsidiaries, Favor Sea Limited, Favor Sea (US) Inc., Hong Kong Engineering Plastics Company Limited (“HK Engineering Plastics”), Harbin Xinda Macromolecule Material Co. Ltd. (“Harbin Xinda Material”), and Harbin Xinda Macromolecule Research Institute, (collectively referred to as the “Company”). All significant inter-company balances and transactions are eliminated in consolidation.

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

Inventories

Inventories comprise raw materials, packing materials, work in process and finished goods. Inventories are valued at the lower of cost or market with cost determined by the weighted average method. Management periodically compares the cost of inventories with the market value and an allowance is made for writing down the inventories to their market value, if lower than cost. No allowance for inventories is considered necessary for the nine months ended September 30, 2009 and 2008.

Advance to suppliers

Advance to suppliers represents payments made and recorded in advance for goods and services. The Company makes advance payments to raw materials suppliers. In order to maintain a long-term relationship with the suppliers, the Company frequently makes advance payments from one and a half months to three months ahead. The advance to suppliers was $9,832,879 as of September 30, 2009 and $13,131,074 as of December 31, 2008.

Stock Based Compensation

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) No. 718 in the second quarter of 2009, at which time the Company began recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. The Company adopted ASC No. 718 on a prospective basis.

The Company estimates fair value of restricted stock based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The fair value of warrants is estimated using the Black-Scholes model. The Company’s expected volatility assumption is based on the historical volatility of the Company’s stock. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company measures compensation expense for its non-employee stock-based compensation under ASC No. 718.

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

Stock compensation expense recognized is based on awards expected to vest, and there were no estimated forfeitures as the current options outstanding were only issued to founders and senior executives of the Company, which have very low turnover. ASC No. 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Recent accounting pronouncements

In June 2009, the FASB issued ASC No. 105, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. ASC No. 105 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. ASC No. 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of ASC No. 105 did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued ASC No. 855-10, or ASC No. 855-10, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC No. 855-10 is effective after June 15, 2009. The adoption of ASC No. 855-10 had no material effect on the Company’s financial statements.  We have evaluated subsequent events through November 16, 2009, the date the financial statements were issued.  We have not identified any items requiring disclosure.

In April 2008, the FASB issued ASC No. 350-30-35-1.  ASC No. 350-30-35-1 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC No. 350-30-35-1, Goodwill and Other Intangible Assets. ASC No. 350-30-35-1 is intended to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset under other applicable accounting literature. ASC No. 350-30-35-1 is effective for fiscal years beginning after December 15, 2008.   Early adoption is prohibited. The adoption of ASC No. 350-30-35-1 had no material effect on the Company’s financial statements.

In April 2009, the FASB issued three related staff positions to clarify the application of ASC No. 820 to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair value of financial instruments in interim periods. The final staff positions are effective for interim and annual periods ending after March 15, 2009. The adoption had no material effect on the Company’s financial statements.

In April 2009, the FASB issued ASC No. 820.  ASC No. 820 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. ASC No. 820 identifies factors to be considered when determining whether or not a market is inactive. ASC No. 820 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after June 15, 2009 and shall be applied prospectively. The adoption of ASC No.  820 had no material effect on the Company’s financial statements.

In December 2007, the FASB issued ASC No. 815.  ASC No. 815 amends and clarifies the accounting guidance for the acquirer’s recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests of an acquiree in a business combination. The adoption of ASC No.  815 had no material effect on the Company’s financial statements.

In June 2009, the FASB issued ASC No. 860, which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASC No.  860 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years with earlier adoption prohibited. The Company is currently evaluating the impact of the adoption of ASC No.  860 on its Company’s financial statements.

In June 2009, the FASB issued ASC No. 810, which addresses the elimination of the concept of a qualifying special purpose entity. ASC No. 810 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, ASC No. 810 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. ASC No. 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact of the adoption of ASC No. 810 on the Company’s financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-02 (“ASU 2009-03”), SEC update – Amendments to various topics containing SEC Staff Accounting Bulletins to update cross-references to Codification test. ASU 2009-03 did not have a material effect on the Company’s financial condition or results of operations.

In August 2009, the FASB issued Accounting Standard Update No.2009-05 (“ASU 2009-05”), ACS No. 820 “Measuring Liabilities at Fair Value. ASU 2009-5 applies to all entities that measure liabilities at fair value within scope of ASC No, 820. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more valuation techniques.

The amendments in ASU 2009-05 also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in ASU 2009-05 is effective for the first reporting period beginning after issuance. The adoption of ASU 2009-5 is not expected to have a material effect on the Company’s financial condition or results of operations.

In September 2009, the FASB issued Accounting Standards Update No. 2009-07 (“ASU 2009-07”), Accounting for Various Topics. ASU 2009-07 represents technical corrections to various topics containing SEC guidance based on external comments received. The adoption of this guidance did not have a material effect on the Company’s financial condition or results of operations.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (“ASU 2009-12”), Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). ASU 2009-12 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share. This ASU also requires disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update.  The amendments in this Update are effective for interim and annual periods after December 15, 2009. The adoption of this guidance is not expected to have a material effect on the Company’s financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the evaluation of the effectiveness of our disclosure controls and procedures was completed; our disclosure controls and procedures were not effective.  To address the material weaknesses that the Company has identified and described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, our Board of Directors has appointed Mr. Taylor Zhang as our Chief Financial Officer and Ms. Xuan Zhou as our Finance Manager. Both of them come to us with extensive experience working with publicly listed U.S. companies and provide the accounting skills and understanding necessary to fulfill the Company’s requirements of U.S. GAAP-based reporting.  In addition, the Company engaged Ernst & Young as the Company's SOX 404 compliance consultant.  The Company’s management will continue to identify and implement further improvements to ensure that information required to be disclosed in our periodic filling under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures and that all transactions are recorded, accumulated and processed to permit the preparation of financial statements in accordance with U.S. GAAP principles on a timely basis.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1
Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China XD Plastics Company Limited

Date: November 16, 2009	/s/ Jie Han
Jie Han Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2009	/s/ Taylor Zhang
Taylor Zhang Chief Financial Officer