Form 10-K
period 2009-12-31
China XD Plastics Co Ltd
filed 2010-04-14
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2009
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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1934.  Yes ☐No ☒

Indicate by checkmark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.  Yes ☐No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No  ☒

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009 is approximately $19,871,383.

As of April 8, 2010, there were 44,007,589 issued and outstanding shares of the issuer’s common stock.

Explanatory Note

This Annual Report on Form 10-K contains a restatement of our Consolidated Balance Sheet as of December 31, 2008 and our Consolidated Statements of Income and Other Comprehensive Income, Stockholders’ Equity and Cash Flows for the year ended December 31, 2008, and Selected Consolidated Financial Data as of and for each of the three quarters in the year ended December 31, 2009.

During the routine course of internal review and internal audit, we have identified and determined a non-cash error regarding the accounting for recognition of stock options granted to our Chairman and CEO, Mr. Jie Han (the “Options”), pursuant to the requirements of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718. As previously disclosed, our Chairman and CEO, Mr. Jie Han entered into an option agreement with Ellie Qiuyao Piao (“Ms. Piao”), the sole shareholder of XD Engineering Plastics Company Limited (“XD Engineering”), which was the principal shareholder of our subsidiary Favor Sea Limited (“Favor Sea BVI”) before the reverse merger on May 16, 2008. Pursuant to the option agreement, the Options were granted to Mr. Han by Ms. Piao. The agreement provides that Mr. Han may purchase from Ms. Piao for a nominal price all of the outstanding equity in XD Engineering if, on a consolidated basis, the consolidated revenue of Favor Sea BVI, which indirectly owns our operating subsidiaries Harbin Xinda Macromolecule Material Co., Ltd. and Harbin Xinda Macromolecule Material Research Institute achieves certain revenue thresholds. Mr. Han may purchase 25% of the total outstanding equity in XD Engineering if Favor Sea BVI’s consolidated revenue during the first three quarters of 2008 exceeds $40 million. He may purchase 14% of the total outstanding equity in XD Engineering if Favor Sea BVI’s consolidated revenue during the first three quarters of 2009 exceeds $70 million. He may purchase 61% of the total outstanding equity in XD Engineering if Favor Sea BVI’s consolidated revenue during the first three quarters of 2010 exceeds $110 million. The purpose of the Options is to enable Mr. Han to re-acquire ultimately the legal ownership of China XD Plastics Company Limited in compliance with the laws and regulations of the People’s Republic of China.

In accordance with ASC Topic 718, the Options should have been accounted for in the Company’s consolidated financial statements as share-based payments awarded to an employee by a related party as compensation for services rendered.

Our consolidated retained earnings as of December 31, 2008 and June 30, 2009 incorporate a non-cash charge of approximately $5.5 million and $8.6 million, respectively, accounted for the above mentioned option grant arrangement. The stock-based compensation expenses of $5.5 million and $3.1 million, respectively, have been recorded to general and administrative expenses in the Consolidated Statements of Income and Other Comprehensive Income for the year ended December 31, 2008 and second quarter in the year ended December 31, 2009.

All financial information contained in this Annual Report on Form 10-K gives effect to the restatements of our Consolidated Financial Statements as described above. We have not amended, and we do not intend to amend, our previously filed Annual Reports on Form 10-K for the fiscal year of 2008 or Quarterly Reports on Form 10-Q for each of fiscal quarters of 2009. Financial information included in reports that we previously filed or furnished for the periods from December 31, 2008 through September 30, 2009 should not be relied upon and are superseded by the information in this Annual Report on Form 10-K.

CHINA XD PLASTICS COMPANY LIMITED
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Notes to Consolidated Financial Statements	F-8 to F-43
As used herein, “China XD,” “we,” “us,” “our” and the “Company” refers to China XD Plastics Company Limited.

PART I

ITEM 1.	BUSINESS.

China XD Plastics Company Limited (“China XD Plastics”), formerly known as NB Telecom, Inc (“NB Telecom”). was originally incorporated as NB Payphones Ltd. under the laws of the state of Pennsylvania on November 16, 1999. On December 27, 2005, we migrated our state of organization to the state of Nevada and effective March 23, 2006, our name changed to NB Telecom.

On December 24, 2008, NB Telecom acquired all of the outstanding capital stock of Favor Sea Limited (“Favor Sea BVI”), a British Virgin Islands corporation, whose assets, held through its subsidiaries, are 100% of the registered capital of Harbin Xinda Macromolecule Material Co., Ltd. (“Harbin Xinda”), a limited liability company established under the laws of the People’s Republic of China (“China” or “PRC”) and Harbin Xinda’s wholly-owned subsidiary, Harbin Xinda Macromolecule Material Research Institute (the “Research Institute”). Harbin Xinda is a manufacturer and developer of modified plastics. Harbin Xinda is a high-tech company that was founded in September 2004 under the laws of the PRC with registered capital of 20 million RMB (USD$2,416,451). Harbin Xinda’s executive offices and manufacturing facilities are located at No. 9 Qinling Road, Yingbin Road Centralized Industrial Park and No. 9 Dalian North Road, Haping Road Centralized Industrial Park, Harbin Development Zone, Heilongjiang Province, in northeast China. Harbin Xinda engages in the development, manufacture, and distribution of modified plastic, primarily for use in automobiles. The technology that has enabled Harbin Xinda to become China’s leading producer of automotive modified plastics derives from our wholly-owned research laboratory, the Research Institute, a subsidiary established in 2007. The Research Institute has developed into a leader in research and development for China’s macromolecular industry. The Research Institute is outfitted with more than 80 sets of testing, analytical and production equipment used to analyze the physical and mechanical properties of the heat resistances, durability, stability, and environmental performance exhibited by modified plastics.

In connection with the acquisition, the Company entered into an Agreement and Plan of Merger (the “Agreement”) by and among the NB Telecom, Favor Sea BVI, and the shareholders of Favor Sea BVI including the principal shareholder, XD Engineering Plastics Company Limited (“XD Engineering”), a British Virgin Islands corporation. The Company acquired all of the outstanding capital stock of Favor Sea BVI. In connection with the acquisition, and in exchange for the outstanding stock of Favor Sea BVI, the shareholders of Favor Sea BVI received 50,367,778 shares of the common stock of the Company and 1,000,000 shares of convertible Series A preferred stock of the Company, and XD Engineering individually received 1,000,000 shares of Series B preferred stock of the Company (the “Merger”). Subsequent to the Merger and as a direct consequence, the name of the Company was changed to “China XD Plastics Company Limited” pursuant to Chapter 92A the Revised Nevada Statutes in connection with the Merger. The 50,367,778 shares of common stock were converted into 405,802 shares post a reverse stock split of 124.1 for 1 pursuant to Nevada Revised Statutes Section 78.207 for both the total number of authorized shares of common stock and the total number of issued and outstanding shares of common stock. The 1,000,000 shares of convertible Series A preferred stock of the Company are convertible into approximately 1:38.2 into 38,194,072 shares of the common stock of the Company. Assuming the conversion of the Series A preferred stock of the Company, the shareholders of Favor Sea BVI will own approximately 99% of the Common Stock of the Company.

Modified plastic is produced by changing the physical and/or chemical characteristics of ordinary resin materials. In order for plastics to be used in the automobile environment, they must satisfy certain physical criteria in terms of electro-magnetic characteristics, reaction to light and heat, durability, flame resistance, and mechanical functionality. Harbin Xinda’s unique formulas and processing techniques enable us to produce low-cost high-quality modified plastic materials, which have been accepted by many of the major automobile manufacturers in China. In addition, we also provide specially engineered plastics and environment-friendly plastics for use in the assembly of equipment for oilfields, mining, ship power, power station equipment, and other industries.

Harbin Xinda’s primary market is the rapidly expanding Chinese automotive industry. In 2009, 13.6 million automobiles were sold in China, which increased by 44.7% from the previous year. It is estimated that the Chinese auto market will grow by 15% annually in the coming years. Each automobile requires 100 kg to 150 kg of modified plastic, which means that by 2010 the demand for modified plastic in the Chinese automobile industry will be approximately 1.6 million tons annually. Harbin Xinda’s existing facility has an annual production capacity of 100,000 tons.

Our specialized plastics are utilized in the exterior and interior trim and in the functional components of more than 30 automobile brands manufactured in China, including Audi, Red Flag, Volkswagen and Mazda. At present, 145 of 263 Harbin Xinda’s automotive-specific modified plastic products have been certified for use by one or more of the automobile manufacturers in China. The automotive applications for our plastics include exteriors (automobile bumpers, rear- and side- view mirrors, license plate), interiors (door panels, dashboard, steering wheel, glove compartment and safety belt components), and functional components (air conditioner casing, heating and ventilation casing, engine covers, and air ducts).

Our products are organized into seven categories, based on their physical characteristics:

Modified Polypropylene:

•
COMPNIPER: a form of modified polypropylene that exhibits high fluidity and impact resistance. These products are primarily used for the interior automobile parts, such as the inner panels, instrument panels, and box lids. 45 of these products have been certified for use in the Chinese auto industry.

•
COMPWIPER: a form of modified polypropylene that exhibits low-temperature-resistance and impact resistance. These products are primarily used for external automobile parts, such as the front and back bumpers and mudguards. 25 of these products have been certified for use in the Chinese auto industry.

•
COMPGOPER: a form of modified polypropylene that exhibits high-temperature-resistance and resistance to static. These products are used primarily for automobile functional components, such as the unit heater shells and air conditioner shells. 38 of these products have been certified for use in the Chinese auto industry.

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

Engineering Plastic:
•
MOAMIOLY: a wear-resistant form of engineering plastic. These products are primarily used for the engine hood, intake manifold, and bearings. 9 of these products have been certified for use in the Chinese auto industry.

Alloy Plastic:
•
BRBSPCL: a form of alloy plastic. These products are used primarily for the rearview mirror, grille, automotive electronics and other components. The products can also be used in computers, plasma TVs, mobile phones and other electronic and electrical consumer products. 6 of these products have been certified for use in the Chinese auto industry.

Environment-friendly Modified Plastic:
•
POLGBSMR: an environment-friendly form of modified plastic, is used in automobiles with environmental standard requirements. 5 of these products have been certified for use in the Chinese auto industry.

Modified Plastic for Special Engineering:
•
PEEK: a special engineering form of modified plastic that can be used in communication and transportation, electronic and electric appliance, machinery, medical equipment and analytical equipment. Harbin Xinda is developing products in this field based on years of research findings. However, none of these products have been certified for use in the auto industry.

Raw Materials

The principal raw materials used for the production of the Company’s products are plastic resins such as polypropylene, ABS and nylon. Nearly 50% of these raw materials come from overseas petrochemical enterprises, and 50% from domestic petrochemical enterprises. All of our contracts for raw materials are one-year renewable contracts.

•	Polypropylene is a chemical compound manufactured from petroleum.
•	Acrylonitrile Butadiene Styrene (ABS) is a common thermoplastic used to make light, rigid, molded products such as automotive body parts and wheel covers.
•	Nylon is a thermoplastic silky material.
Currently we have adequate access to these raw materials by dealing with major suppliers in the industry. Harbin Xinda has one-year renewable contracts with its major suppliers. Because the raw materials are mostly petroleum products, the rise of oil price will directly affect the cost for the raw materials. However, in that event, we should be able to pass the cost to our customers by raising the price for our products.

Because raw materials constitute a substantial part of the cost of our products, we seek to reduce the cost of raw materials by dealing with two major suppliers: Dalian Free Trade Zone Mankeri International Trade Co., Ltd. (“Mankeri”), and Dalian Lanhai International Trade Co., Ltd (“Dalian Lanhai”). During the year ended on December 31, 2009, Harbin Xinda purchased approximately 48.4% of its raw materials from Mankeri and 49.7% from Dalian Lanhai. In 2008 we purchased 65.6% of our raw materials from Mankeri, and 29.5% from Dalian Lanhai . By dealing with these major suppliers, Harbin Xinda obtains reduced prices for raw materials, and thus reduces the cost of our products. If we were unable to purchase from Mankeri or Dalian Lanhai, we would still have adequate sources of raw materials from other petrochemical dealers at similar cost.

Intellectual Property

Our Research Institute, Xinda Macromolecule Material Research Institute, was organized to provide us with ongoing additions to our technology, which represents the key to our competitive success. Our goal is to utilize state-of-the-art methods and equipment to produce plastics of the highest quality that are cost-efficient for our customers. Toward this end, we have staffed the Research Institute with 77 researcher employees, over 90% of whom have advanced degrees or specialized undergraduate training.

To supplement the efforts of our Research Institute, we have developed cooperative research programs with a number of the leading technology centers in China, including the Changchun Institute of Applied Chemistry of the Chinese Academy of Science, the Beijing Chemical Engineering Institute, the Harbin Institute of Technology, the Northeast Forestry University, Jilin University, and Changchu University of Technology. Besides providing specialized research and development skills, these relationships help us to formulate cutting edge research programs aimed at addressing developing issues in plastics engineering.

All our significant research and development activities are overseen by the members of our Scientific Advisory Board, which we have assembled from among the leaders in China’s chemical engineering industry. Currently, the members of the Scientific Advisory Board are:

•	Wu Zhongwen: Director of the Research Institute of Special Plastics Engineering of Jilin University.
•	Zheng Kai: Secretary General of China’s Plastics Engineering Industry Association.
•	Zhang Huixuan: Vice Principal of Changchun University of Technology.
•	Li Bin: Dean of the Science Department at Eastern Forest Industry University.
•	Xing Yuqing: Director of the Teaching and Research Section of the Chemical Engineering Department at Harbin Institute of Technology.
•	Jiang Zhenhua: Director of the Engineering Research Center of the Special Plastics Engineering Education Department of Jilin University.

Patents

As a result of our collection of academic and technological expertise, we have a portfolio of 11 patents for which we have applications pending in China which are set forth in the following table.

No.	Patent Name	Patent Application No.	Application Date and Status
1.	Measures for efficient recycling and circulating usage of waste and old plastics	200510010540.9	November 15, 2005, pending
2.	Special engineering plastics dedicated to military industry products	200510010543.2	November 15, 2005, pending
3.	Special materials for wall tubes of polyethylene winding structure of tube inbuilt technology without opening tank lid	200510010541.3	November 15, 2005, pending
4.	Stuffing master batch material dedicated to polypropylene resin	200510010542.8	November 15, 2005, pending
5.	Special materials for air inflow manifold of automobile engine	200710072563.1	July 25, 2007, pending
6.	High-luster low shrinkage ratio nano polypropylene modified compound and its manufacturing methods	200510010539.6	November 15, 2005, pending
7.	Strengthened toughened aging resistant polypropylene/nano calcium carbonate compound material and its manufacturing methods	200510010538.1	November 15, 2005, pending
8.	Green inflaming-retardant ABS alloy	200610009836.3	March 21, 2006, pending
9.	Compound nano special materials dedicated to automobile bumper	200510010066.x	June 6, 2005, pending
10. 11.	High-performance special polypropylene materials dedicated to automobile Carbon fibre reinforced nylon composites for centralizer in the application of oil field	200610009837.8 200910071782.7	March 21, 2006, pending April 15, 2009, pending

Trademark

We own the trademarks for our graphic logo and Chinese characters of “Xinda”, which we use in packaging our products and marketing ourselves.

Marketing

Currently Harbin Xinda’s sales network mainly covers the northeastern region of China. In 2009 and 2008, approximately 80% and 91% of our sales were derived from the northeastern market, with continuing expansion into the northern and eastern regions of China.

Harbin Xinda sells directly to its customers or indirectly through its distributors and provides full after-sale services to all customers. These customers are usually the major automobile parts manufacturers who relies on our product certifications granted by major automobile manufacturers.

We enter into Sales Agency Agreements with local agents in areas where large automobile manufacturers are located. The sales agents are responsible for developing the markets for our products and collecting payments from our customers. In distributing our products during the agency period, the agents are required to use Harbin Xinda’s product certificate, brand and package standards set by us. They must also reimburse us the amount of payment that the customers fail to make within our collection period. After the termination of the agency relationship, the customers developed by the agents are proprietary to Harbin Xinda.

Sales to one major distributor accounted for approximately 83% and 81% of the Company’s sales for the years ended December 31, 2009 and 2008, respectively.

During the past three years, the Company has sold most of its products in the three northeastern provinces of China: Heilongjiang, Jilin, and Liaoning. In addition, the Company has supplied to customers in Northern part of China, including Beijing, Tianjin, and Hebei province in 2009. We expect to develop more customers in the cities and provinces located in the Northern and Eastern part of China, such as Shanghai and Zhejiang Province.

No single customer accounted for more than 10% of our sales during the years ended on December 31, 2009 or 2008.

Competition

Currently Harbin Xinda’s primary Chinese competitor in the automobile industry is a large industrial company named Guangzhou Kingfa Science & Technology Co., Ltd. (“Guangzhou Kingfa”). Guangzhou Kingfa entered the market in 2006 and its facilities have a manufacturing capacity of 100,000 tons. Guangzhou Kingfa has much larger financial resources than Harbin Xinda. Currently, however, it has fewer certified products and sells less modified plastic to the automobile industry than Harbin Xinda.

The Chinese auto market is dominated, however, by modified plastic manufactured overseas or in factories controlled by foreign companies. Almost 60% of the modified plastic used in Chinese automobiles is manufactured by non-Chinese fabricators, primarily manufacturers from Germany, the Netherlands and Japan. Although Harbin Xinda and its Chinese competitors compare very favorably with these foreign competitors in terms of price, service and delivery times, the lack of production capacity in the Chinese modified plastics industry has allowed the foreign competition to remain dominant in that industry.

Employees

Harbin Xinda’s operations are organized into seven operational departments such as technologies, sales, supply, R&D and finance. There are currently 396 employees, including 153 in manufacturing, 77 in research and development, 47 in management, 17 in financial department, 30 in sales, purchasing and marketing and 72 in other departments. 87 out of the 396 employees are temporary hires as reserve for full-time positions.

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

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. As a result, in the event of a bank failure, we may not have access to funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

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

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the renminbi to the U.S. Dollar. Under the new policy, the renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an appreciation of the renminbi against the U.S. dollar of approximately 18% from July 21, 2005 to December 31, 2009. While the international reaction to the renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the renminbi against the U.S. Dollar.

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

The PRC government could also restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain expenses as they become due.

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

China’s legal and judicial system may negatively impact foreign investors. In 1982, the National People’s Congress amended the Constitution of China to authorize foreign investment and guarantee the “lawful rights and interests” of foreign investors in the China. However, the China’s system of laws is not yet comprehensive. The legal and judicial systems in the China are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the China judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The China’s legal system is based on civil law, or written statutes; a decision by one judge does not set a legal precedent that must be followed by judges in other cases. In addition, the interpretation of Chinese laws may vary to reflect domestic political changes.

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

Our business and operations are growing rapidly. If we fail to effectively manage our operation, our business and operating results could be harmed.

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

An increase in raw material prices could increase Harbin Xinda’s costs and decrease its profits.

Changes in the cost of raw materials could significantly affect Harbin Xinda’s business. Since cost for raw materials constitute a substantial part of our product price, increase in the cost of raw materials will decrease our profit margin. Although we may offset such deduction of our profit by increasing the price for our products, unforeseeable events in the market may occur to prevent the effectiveness of this method. We also rely on two major suppliers to provide such raw materials. Failure to maintain business relationship with these two major suppliers may make the raw materials inaccessible, and thus hurt our operation result.

Our performance and planned growth depend on raw material supply and related costs.

We rely on Mr. Jie Han, Our Chairman and Chief Executive Officer, for the management of our business, and the loss of his services could significantly harm our business and prospects.

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Mr. Jie Han, our Chairman and Chief Executive Officer and President, for the direction of our business. The loss of the services of Mr. Han for any reason could have a material adverse effect on our business and prospects. We cannot assure you that the services of Mr. Han will continue to be available to us, or that we will be able to find a suitable replacement for Mr. Han. We can not guarantee Mr. Han’s continuing to manage the Company. We do not have key man insurance on Mr. Han, and if he were to die and we were unable to replace him for a prolonged period of time, we could be unable to carry out our long-term business plan, and our future prospects for growth, and our business, could be harmed.

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

Certain processes utilized in the production of modified plastics result in toxic by-products. To date, the Chinese government has imposed only limited regulation on the production of these by-products, and enforcement of the regulations has been sparse. Recently, however, there is a substantial increase in focus on the Chinese environment, which has inspired considerable new regulation. Because Harbin Xinda plans to export plastics to the U.S. and Europe in coming years, Harbin Xinda has developed sufficient safeguards in its manufacturing processes to assure compliance with the environmental regulations imposed by European and U.S regulators. This compliance regimen brings us into compliance with all Chinese environmental regulations. Additional regulation, however, could increase our cost of doing business, which would impair our profitability.

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

As a public company, we are required to comply with rules and regulations of the SEC, including expanded disclosure, accelerated reporting requirements and more complex accounting rules. This will continue to require additional cost management resources. We will need to continue to implement additional finance and accounting systems, procedures and controls as we grow to satisfy these reporting requirements. In addition, we may need to hire additional legal and accounting staff with appropriate experience and technical knowledge, and we cannot assure you that if additional staffing is necessary that we will be able to do so in a timely fashion. If we are unable to complete the required annual assessment as to the adequacy of our internal control over financial reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting in the future, we could incur significant costs to become compliant.

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

Our Chief Executive Officer, Mr. Jie Han, has options on shares of XD Engineering, which is a major shareholder of China XD Plastics. As a result, Mr. Han will be able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions such as business combinations. Mr. Han’s interests may differ from that of other stockholders.

Risks related to Series B Preferred Stock.

There are now 1,000,000 Series B Preferred Stock issued to China XD Plastics with 40% of the total voting power of the Company’s common stock put together and other consent rights on mergers and acquisitions, significant acquisition or disposition of assets and change of control, among others. This gives China XD Plastics significant voting power. Such voting power may enable China XD Plastics to block actions that may benefit the common stockholders thus reduce the value of their holdings.

We do not intend to pay cash dividends to common stockholders in the foreseeable future.

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

Our common stock may be subject to the Penny Stock Regulations.

Our common stock is, and may be subject to the SEC’s “penny stock” rules to the extent that the price falls below $5.00 per share. Those rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale, may further limit your ability to sell your shares.

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
Physical Plant and Production

Our executive offices and production facilities are located in the Harbin Development Zone in the City of Harbin, which is the provincial capital of Heilongjiang Province in northeast China. Our owned facility has a total usable area of 7,359 square meters (79,212 square feet). The facility includes six buildings with one office building attached by one workshop, one workshop, one storage room, one transformer station, and two guard rooms. All the company’s properties are insured by China Pacific Property Insurances Co., Ltd.

The land on which our owned facility is located measures 14,715 square meters (158,391 square feet). The land use right was issued to Harbin Xinda by the City of Harbin. The right will expire in 2053. We also have a long-term lease of the production facilities with Harbin Xinda High-Tech Co., Ltd. (“Xinda High-Tech”), a related party. The land on which our leased facility is located measures 16,537 square meters (178,009 square feet). The facility we rent includes three buildings with two office buildings attached by one workshop respectively, two workshops and one guard room. Compliance with Chinese environmental regulations currently cost us 30,000 RMB (USD$4,392) annually. However during 2008 we engaged in a ground remediation project to comply with new regulations. The remediation project was already completed and we do not expect any additional cost related to environmental regulation in 2010.

The process of manufacturing modified plastic consists of modifying a standard plastic (polypropylene, ABS, PA6, PA66, etc.) by adding various agents and additives that will alter the physical and/or functional characteristics of the plastic. Catalysts are added that facilitate the desired chemical reactions, all of which occurs in a specially designed equipment. The resulting plastics are then extracted from the equipment by an extraction technique that is proprietary to Harbin Xinda. Further processing may involve additional blending, extrusion, cooling and cutting, homogenizing and packing, as needed to meet the customer’s requirements.

In addition to its unique extraction technology, Harbin Xinda has developed its own techniques and equipment for many of the steps in the production process. Among the aspects of production for which Harbin Xinda has proprietary technology are product formulae, a technique for combining extruder screws, and certain stuffing techniques. With these unique formulas and techniques, our products can satisfy often clients’ standard requirements at a lower cost than competitive products.

Our facilities have been certified under the following international qualifications criteria: ISO9001: 2000 quality management system certification and ISO/TS16949: 2002 international auto parts industry quality systems certification. The government of China has designated Harbin Xinda as a National Torch Project and a National Spark Plan Project, and has given Harbin Xinda the “Most Valuable High Tech in China” award. Harbin Xinda is an executive member of the Council of the Chinese Automobile Parts Association, a member of the Chinese Modified Plastics Professional Committee, and a member of the Chinese Plastics Engineering Committee.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Prior to November 27, 2009, our common stock was quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “CXDC.” On November 27, 2009, we terminated our listing on OTCBB and listed our common stock on NASDAQ Global Market also under the symbol “CXDC.” The following table sets forth, for the indicated periods, the high and low sales prices for our common stock, as reported on NASDAQ, and prior to November 27, 2009, as reported on the OTCBB. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

	Year Ended December 31, 2009		Year Ended December 31, 2008
	High	Low	High	Low
First Quarter	$6.00	$0.03	$0.05	$0.06
Second Quarter	$4.25	$1.30	$0.02	$0.05
Third Quarter	$6.90	$2.00	$0.01	$0.02
Forth Quarter	$11.25	$5.20	$0.01	$0.01

On April 8, 2010, the closing price for our common stock, as reported by the Nasdaq, was $6.38 per share and there were approximately 397 stockholders of record.

Interwest Transfer Company Inc. is the registrar and transfer agent for our common shares. Its address is 1981 Murray Holladay Road, Suite 100, Salt Lake City, UT  84117 USA, telephone: (801)272-9294.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The Company adopted the 2009 Stock Incentive Plan (the “2009 Plan”) on May 26, 2009, which reserved 7,800,000 shares of common stock for issuance under the 2009 Plan. The 2009 Plan allows the Company to issue awards of incentive non-qualified stock options and stock bonuses to directors, officers, employees and consultants of the Company, which may be subject to restrictions.

Recent Sales of Unregistered Securities

Other than as disclosed in our Current Report on Form 8-K dated December 3, 2009, no securities were sold by the Company during the fiscal year ended December 31, 2009 that were not registered under the Securities Act.

Item 6.	Selected Financial Data
Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in this Item 7, “Management’s Discussion and Analysis or Plan of Operation,” regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: economic conditions generally and the automotive modified plastics market specifically, legislative or regulatory changes that affect our business, including changes in regulation, the availability of working capital, the introduction of competing products, and other risk factors described herein. These risks and uncertainties, together with the other risks described from time-to-time in reports and documents that we filed with the SEC should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

General

We were originally incorporated as NB Payphones Ltd. under the laws of the state of Pennsylvania on November 16, 1999. On December 27, 2005, we migrated our state of organization to the state of Nevada and effective March 23, 2006, our name changed to NB Telecom, Inc.

On December 24, 2008, NB Telecom acquired all of the outstanding capital stock of Favor Sea BVI, a British Virgin Islands corporation, through China XD Plastics, a Nevada corporation wholly owned by the Company. Favor Sea BVI is a holding company whose only asset, held through a subsidiary, is 100% of the registered capital of Harbin Xinda.

Harbin Xinda is a manufacturer and developer of modified plastics. We believe that Harbin Xinda is one of the primary modified plastics manufacturers for automotive applications in the PRC, developing and producing made-to-order modified plastics and providing after-sales services to such automotive brands as Audi, Red Flag, VW Golf, and Mazda6.

Results of Operations

The following table sets forth information from our statements of operations for the years ended December 31, 2009 and 2008, in dollars:

	The Year Ended December 31,
	2009	2008
		(Restated)
Net sales	$135,745,329	$75,765,428
Cost of sales	$105,160,568	$58,431,799
Gross profit	$30,584,761	$17,333,629
Operating expenses	$12,950,793	$8,323,199
Operating income	$17,633,968	$9,010,430
Other income	$107,999	$28,283
Interest expense, Net	$(1,418,395)	$(687,659)
Net income	$4,023,266	$8,213,583
Comprehensive income	$4,018,965	$9,121,652

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net sales

During the year ended December 31, 2009, we had net sales of $135,745,329, as compared with net sales of  $75,765,428 during the year ended December 31, 2008, an increase of $59,979,901 or 79.2% due to our increased and expanded sales both in volume and of new variety of products to our existing and new customers.

Cost of sales & gross margin

During the year ended December 31, 2009, we had cost of sales of $105,160,568, as compared with cost of sales of $58,431,799 during the year ended December 31, 2008, an increase of approximately $46,728,769 or 80.0%, reflecting the increase in net sales. The gross profit rose to $30,584,761 in 2009, or a 76.4% increase during the year ended December 31, 2009 compared with $17,333,629 during the year ended December 31, 2008. Our gross margin decreased slightly from 22.9% during the year ended December 31, 2008 to 22.5% during the year ended December 31, 2009. The decrease was mainly attributed to the slight increase of raw material price and the slight increase of percentage of lower margin products in response to increasing demand of modified plastics used by economy vehicle models in China. Such increase in demand was spurred by the sales tax cuts and government subsidies for economy vehicle models.

Operating Expenses

Our operating expenses were $12,950,793 during the year ended December 31, 2009, compared with $8,323,199 (restated) during the year ended December 31, 2008, an increase of $4,627,594 or approximately 55.6%. The increase in operating expenses was principally due to the increase in stock-based compensation expense, incentive option amortization expense, depreciation expenses and payroll expenses. Selling expenses increased slightly from $322,650 during the year ended December 31, 2008 to $400,731 during the year ended December 31, 2009 as we increased our efforts to obtain more customers. General and administrative expenses increased from $7,221,555 (restated) during the year ended December 31, 2008 to $11,220,406 for the year ended December 31, 2009, reflecting the increase in stock-based compensation expense. Research and development expenses increased from $778,994 during the year ended December 31, 2008 to $1,329,656 during the year ended December 31, 2009 reflecting our increased efforts in new product development. As a result, our operating income increased to $17,633,968 during the year ended December 31, 2009 from $9,010,430 (restated) during the year ended December 31, 2008.

Interest Expense, Net

Interest expense increased $730,736 from $687,659 during the year ended December 31, 2008 to $1,418,395 for the year ended December 31, 2009. The increase in interest expense resulted from the increase in our loans during 2009, as we borrowed to fund the rapid growth in our sales.

Changes in Fair Value of Warrants and Derivative Liabilities

During the year ended December 31, 2009, we had a non-cash charge of $12,221,972, which resulted from the changes in the fair value of the warrants and embedded conversion feature of the convertible preferred stock issued to investors in December 2009.

Net Income

As a result of the factors described above, we had net income of $4,023,266 during the year ended December 31, 2009, compared with $8,213,583 (restated) during the year ended December 31, 2008.

Comprehensive Income

As a result of a currency translation adjustment, our comprehensive income was $4,018,965 during the year ended December 31, 2009, compared with $9,121,652 (restated) during the year ended December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2009, we had $6,850,784 in cash and cash equivalents, compared to only $3,869,035 as of December 31, 2008. There was a net increase in cash and cash equivalent of $2,981,749 for the year ended December 31, 2009. The net increase in cash and cash equivalents for the year was mainly due to cash generated from operations, more specifically net income offset by increase in purchase of property, plant and equipment and repayments of bank acceptance note payable and related party loans.

Operations

For the year ended December 31, 2009, cash provided by operations was $17,137,502 as opposed to $4,874,185 used in operating activities for the year ended December 31, 2008. Increase in our cash liquidity is mainly due to the increase in accounts payable and other payables, decrease in accounts receivable and increase in non-cash expenses such as changes in fair value of warrants and embedded derivatives, depreciation and amortization expense and stock-based compensation expense.

Investments

Cash used in investing activities was $13,782,468 for the year ended December 31, 2009 as compared to $11,926,327 for the year ended December 31, 2008. We have invested heavily in purchases of new production equipment, which accounted for the majority of the cash used in investing activities in 2009.

Financing

For the year ended December 31, 2009, net cash used in financing activities was $378,480 as compared to $20,509,249 provided for the same period in 2008. Decrease in cash provided by financing activities is due to the net effect of proceeds received from the issuance of Series C convertible redeemable preferred stock offset by the repayment of bank acceptance notes payable and related party loans.

The primary sources of cash in 2009 were from operating activities. For the year ended December 31, 2009, cash provided by operations was $17,137,502.

Based on past performance and current expectations, we believe our cash and cash equivalents and cash generated from operations will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations for at least the next 12 months.

The majority of the Company’s revenue and expenses were denominated primarily in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. The Company does not engage in currency hedging. Inflation has not had a material impact on the Company’s business.

Off-Balance Sheet Arrangements

Neither us, nor any of our subsidiaries has any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on their financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 8.	Financial Statements and Supplementary Data
The Consolidated Financial Statements of the Company and its subsidiaries as of December 31, 2009 and 2008, including the notes thereto, together with the report of Moore Stephens Hong Kong and Bagell Josephs Levine & Company, LLC (“BJL”) are presented beginning on page F-1 of this report.

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure
On November 2, 2009, the Company changed its principal independent accountants. On such date, BJL was dismissed from serving as the Company’s principal independent accountants and the Company retained Moore Stephens Hong Kong (“MSHK”) as its principal independent accountants. The decision to change accountants was approved by the Company’s Board of Directors.

The Dismissal of Bagell Joseph Levine & Company, LLC

BJL was the independent registered public accounting firm for the Company from December 31, 2008 to November 2, 2009. None of BJL’s reports on the Company’s financial statements from December 31, 2008 to November 2, 2009, (a) contained an adverse opinion or disclaimer of opinion, (b) was modified as to uncertainty other than mentioned below, audit scope, or accounting principles, or (c) contained any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of BJL, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(ii) of Regulation S-K occurred during the period in which BJL served as the Company’s principal independent accountants.

In accordance with Item 304(a)(3), the Company has provided BJL with a copy of this disclosure as previously made on the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2009 and has requested that BJL furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements, and if not, stating the respects in which it does not agree. A copy of the letter from BJL addressed to the Securities and Exchange Commission dated November 4, 2009 was filed as an exhibit to the Current Report on Form 8-K on November 6, 2009.

The Engagement of Moore Stephens Hong Kong

During the fiscal years ended December 31, 2008 and 2007 and through November 2, 2009, the Company did not consult with MSHK on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and MSHK did not provide either in a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304 (a)(1)(v) of Regulation S-K.

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

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. This evaluation was performed using the Internal Control – Evaluation Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2009.

The specific material weakness and significant deficiency identified by the Company’s management as of December 31, 2009 is described as follows:

Material Weakness

Inadequate US GAAP expertise — The current staff in the accounting department are inexperienced in US GAAP and they were primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating subsidiaries are not required to meet or apply US GAAP requirements. They need substantial training to meet the higher demands of a US public company. The accounting skills and understanding necessary to fulfill the requirements of US GAAP-based reporting, including the preparation of financial statements and consolidation, are inadequate. Such inexperience with US GAAP has caused us to restate our consolidated financial statement for the year ended December 31, 2008, with respect to the accounting treatment of certain options under ASC Topic 718 which should have been accounted for in the Company’s consolidated financial statements as share-based payments awarded to an employee by a related party as compensation for services rendered.

The Company did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of US GAAP commensurate with the Company’s financial reporting requirements, which resulted in a number of internal control deficiencies that were identified as being significant. The Company’s management believes that the number and nature of these significant deficiencies, when aggregated, was determined to be a material weakness.

Significant Deficiency

The Company lacks qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed. We are committed to establishing the internal audit functions but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources before the end of 2009. However, internally we have started the process to recruit more senior qualified people in order to improve our internal control procedures. Externally, we also seek a qualified consultant to assist the Company in improving the Company’s internal control system based on COSO Framework. We also will increase our efforts to hire the qualified resources.

Remediation Initiative

In 2009, the Company engaged Ernst & Young (China) Advisory Limited, Beijing Branch Office to assist in improving the Company’s internal control system based on the COSO Framework. Internally, the Company has recruited more senior qualified people in order to improve the internal control procedures. The Company believes that it will be able to be in SOX compliance in 2010.

On May 1, 2009, the Board of Directors appointed Mr. Taylor Zhang as the Chief Financial Officer of the Company. Mr. Zhang has over seven years of experience in finance and operations in a broad range of industries. Immediately prior to joining China XD Plastics, Mr. Zhang served as CFO of Advanced Battery Technologies, Inc (Nasdaq: ABAT). From 2007 to 2008, he served as Executive Vice President of Finance of China Natural Gas, Inc. (Nasdaq: CHNG). From 2005 to 2007, Mr. Zhang worked as a research analyst in New York Private Equity. From 2000 to 2002 he was employed as Finance Manager by Datong Thermal Power Limited. He holds a MBA from University of Florida and a Bachelor’s Degree in mechanical and electronic engineering from Beijing Technology and Business University. In addition, the Company hired Ms. Xuan (Donna) Zhou, a CPA licensed in both New York and Virginia, as finance manager in July 2009 in its US office.

Conclusion

Despite the material weakness and deficiencies reported above, the Company’s management believes that its consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the years presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements misleading, in light of the circumstances under which such statements were made during the years covered by this report.

(c) Changes in Internal Control over Financial Reporting

Except as described above, there were no other changes in its internal controls over financial reporting in connection with its fourth quarter evaluation that would materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers

Each director is elected for until the next annual meeting of shareholders and their successor is elected and qualified.

The following is a list of the names and ages of our directors and executive officers:

Name	Age	Positions with the Company
Jie Han	44	Chairman of the Board of Directors and Chief Executive Officer
Taylor Zhang	31	Chief Financial Officer and Director
Qingwei Ma	35	Chief Operating Officer and Director
Junjie Ma	34	Chief Technology Officer
Yong Jin	74	Director
Lawrence W. Leighton	75	Director
Cosimo J. Patti	59	Director
Linyuan Zhai	60	Director

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualified. Officers serve at the pleasure of the Board of Directors.

Jie Han. Mr. Han co-founded Harbin Xinda in 2004, and has been employed by Harbin Xinda since that time. In January 2008 Mr. Han was appointed Chairman and Chief Executive Officer of Harbin Xinda. Prior to organizing Xinda High-Tech, which was founded in 2003, Mr. Han had been associated with the Harbin Xinda Nylon Factory, which he founded in 1985. With 24 years of experiences in the industry, Mr. Jie Han is an expert in the management and financial works dealing with the manufacture and distribution of modified plastic products. Mr. Han currently serves as an executive director of China Plastic Processing Industry Association and is also a director of the Heilongjiang Industry and Commerce Association. In addition, Mr. Han serves as a deputy to the Harbin Municipal People’s Congress.

Taylor Zhang. Mr. Zhang has over seven years of experience in finance and operation in a broad range of industries. Immediately prior to joining China XD Plastics, Mr. Zhang served as CFO of Advanced Battery Technologies, Inc (Nasdaq: ABAT). From 2007 to 2008, he served as Executive Vice President of Finance of China Natural Gas, Inc. (Nasdaq: CHNG). From 2005 to 2007, Mr. Zhang worked as a research analyst in New York Private Equity. From 2000 to 2002 he was employed as Finance Manager by Datong Thermal Power Limited. He holds a MBA from University of Florida and a Bachelor’s Degree in mechanical and electronic engineering from Beijing Technology and Business University.

Qingwei Ma. Mr. Ma has been employed as General Manager of Harbin Xinda since it was founded in 2004. In 2008 he was promoted to Chief Operating Officer and appointed Director to the Board in 2008. Prior to joining Harbin Xinda, Mr. Ma was employed for six years by Harbin Xinda Nylon Factory as Manager of Quality Assurance, then as Manager of Research and Development, and finally as Production Manager. In 1997 Mr. Ma was awarded a bachelor’s degree by the Northern China Technology University, where he specialized in the chemical engineering of high polymers. Mr. Ma has 11 years of experiences in the industry. He also published two articles in China’s key journals in the areas of modified plastic industry. In 2001 Mr. Ma was selected as “Harbin Quality Work Advanced Enterprise and Advanced Worker”; in 2004 he was awarded the Heilongjiang First Professional Manager Qualification Certificate. One of his inventions, “compound nano modified materials dedicated to the automobile bumper” won the “Science and Technology Progress Awards” issued by Harbin Municipality.

Junjie Ma. Mr. Ma graduated from Beijing University of Science and Technology, majored in Polymer materials and engineering. He was appointed acting Chief Technology Officer of China XD Plastics in 2009 and Director of the Board in 2008. He resigned as Director of the Board in 2009. He was a technician of Harbin Longjiang Electrical Plant from 1997 to 2004 and was a supervisor and manager of Harbin Xinda Macromolecule Material Inc. from 2004 to 2007. Since 2008, he was elected to be Head of Research Institute of Harbin Xinda Macromolecule Material Co., Ltd. Mr. Junjie Ma is a polymer materials engineers and has developed more than 120 plastic additives, modified plastics for automobiles and engineering plastics among which 50 products have been approved by auto enterprises. A number of products have been awarded as the National Torch Program projects, Spark Projects and Harbin City Important New Products project.

Yong Jin. Mr Jin, a professor at Tsinghua University and an academician of the Chinese Academy of Engineering, is an executive member of Chemical Industry and Engineering Society of China and Chinese society of particuology, vice chairman of China Institute of Ecological Economy, director of Industrial Ecology Economy and Technology Committee, Council Convenor of the Chemical discipline in the State Council Academic Degrees Committee, professional advisers for Beijing Municipal Government, Lectureship Award recipient in fluidization by American Institute of Chemical Engineers (AIChE), the world's leading organization for chemical engineering professionals, with more than 40,000 members from 93 countries, consultant for the Germany magazine "Chemical engineering & technology". Mr. Jin has published and presented more than 350 papers in important journals and conferences domestically and internationally, 138 of which were included in Science. Mr. Jin also has more than 30 patent applications.

Lawrence W. Leighton. Mr. Leighton has had an extensive 40-year international investment banking career.  Mr. Leighton received his BSE degree in engineering from Princeton University and an MBA degree from Harvard Business School. His previous positions include Co-Head of the Corporate Finance Department at Clark, Dodge & Co., Limited Partner of Bear Stern, Managing Director of JPMorgan Chase Bank and CEO of the U.S. investment bank of Credit Agricole, the major French Bank. Mr. Leighton has been an Independent Director of China Natural Gas, Inc. (NASDAQ: CHNG) since August 2008.

Cosimo J. Patti. Mr. Patti’s previous positions include roles as Senior Director of Strategy Management, Director of Business Strategy, and Senior Vice President of Lehman Brothers. He is an Arbitrator of SEC and National Association of Securities. Mr. Patti has been an Independent Director of American Oriental Bioengineering Inc. (NYSE: AOB) since 2004. Mr. Patti has been an Independent Director of American Oriental Bioengineering, Inc and Advanced Battery Technologies, Inc.

Linyuan Zhai. Mr. Zhai worked for China FAW Group Corporation for 37 years with abundant experience in terms of technology, production, and business management. He is a Senior Expert in the auto industry. Mr. Zhai served as general manager of automobile manufacturing, successfully led Four Ring Company, a subsidiary of FAW group, to go public in China. He is one of the pioneers and outstanding contributors of FAW group’s success.

Meetings of the Board of Directors

The Board of Directors held ten meetings during fiscal year 2009, one of which were regularly scheduled meetings and two of which were special meetings. The Board also acted seven times by unanimous written consent. Each of the foregoing directors attended at least 75% of the aggregate number of meetings of our Board of Directors and the committees on which each director served during fiscal year 2009 and was eligible to attend.

Board Leadership Structure

The Board of Directors believes that Mr. Han’s service as both Chairman of the Board and Chief Executive Officer is in the best interest of the Company and its stockholders. Mr. Han possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees, customers and suppliers.

Family Relationships

There are no family relationships between or among any of our current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers. There are no family relationships among our officers and directors and the officers and directors of our direct and indirect subsidiaries.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

(a)
Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)	Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(c)
Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and

(d)
Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees of the Board of Directors

Our board of directors formed its committees and adopted its corporate governance charters and policies at the May 26, 2009 meeting. At this meeting, the board adopted Corporate Governance Guidelines and formed three committees, the Audit, Nominating and Compensation Committees. Charters were approved for each of the committees.

The Board of Directors has the following standing committees: (1) Audit Committee, (2) Nominating Committee and (3) Compensation Committee. The Board of Directors has adopted a written charter for each of these committees, copies of which can be found on our website at www.chinaxd.net in the Investor Relations section of our website. All members of the committees appointed by the Board of Directors are non-employee directors and are independent directors within the meaning set forth in the NASDAQ rules, as currently in effect.

The following chart details the current membership of each committee:

Name of Director	Audit	Nominating	Compensation
Lawrence Leighton	C	M	M
Cosimo Patti	M	M	C
Linyuan Zhai	M	C	M
Yong Jin		M
M=Member
C=Chair

Audit Committee.

On May 26, 2009, the Board of Directors appointed an Audit Committee chaired by Mr. Leighton with Mr. Patti and Mr. Zhai as committee members. On July 27, 2009, the Board adopted a charter which provides that the Audit Committee, (i) oversees our accounting, financial reporting and audit processes; (ii) appoints, determines the compensation of, and oversees, the independent auditors; (iii) pre-approves audit and non-audit services provided by the independent auditors; (iv) reviews the results and scope of audit and other services provided by the independent auditors; (v) reviews the accounting principles and practices and procedures used in preparing our financial statements; and (vi) reviews our internal controls, a copy of which is available on our website at www.chinaxd.net in the Investor Relations section.

The Audit Committee works closely with management and our independent auditors. The Audit Committee also meets with our independent auditors without members of management present, on a regular basis, following completion of our auditors’ annual audit and prior to our earnings announcements, to review the results of their work. The Audit Committee also meets with our independent auditors to approve the annual scope and fees for the audit services to be performed.

Each of the Audit Committee members is an independent director within the meaning set forth in the rules of the SEC, as currently in effect. In addition, the Board of Directors has determined that Mr. Leighton is an “audit committee financial expert” as defined by SEC rules.

The Audit Committee held two meetings during fiscal year 2009. Each director who is a member of the Audit Committee attended at least 75% of the aggregate number of meetings of the Audit Committee during fiscal year 2009.

AUDIT COMMITTEE REPORT

The following is the report of the Audit Committee of the Board of Directors. The Audit Committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2009 with our management. In addition, the Audit Committee has discussed with Moore Stephens Hong Kong, our independent auditors, the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (Communications with Audit Committee). The Audit Committee also has received the written disclosures and the letter from Moore Stephens Hong Kong as required by the Public Company Accounting Oversight Board Rule 3526 “Communications with Audit Committees Concerning Independence” and the Audit Committee has discussed the independence of Moore Stephens Hong Kong with that firm.

Based on the Audit Committee’s review of the matters noted above and its discussions with our independent auditors and our management, the Audit Committee recommended to the Board of Directors that the financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Respectfully submitted by:

Lawrence Leighton (Chair)
Cosimo Patti
Linyuan Zhai

Nominating Committee

On May 26, 2009, the Board of Directors appointed a Nominating Committee chaired by Mr. Zhai with Mr. Patti and Mr. Jin as committee members. On July 27, 2009, the Board adopted a charter which provides that the Nominating Committee (i) assisting the Board by identifying individuals qualified to become Board members and recommending to the Board director candidates to stand for election at the next annual meeting of stockholders; (ii) making recommendations to the Board as to the independence of each director; (iii) monitoring significant developments in the law and practice of corporate governance and of the duties and responsibilities of directors of public companies; (iv) leading the Board in any annual performance self-evaluation, including establishing criteria to be used in connection with such evaluation; and (v) developing and recommending items for Boar; meeting agendas.

Each current member of the Governance, Compensation and Nominating Committee is an independent director within the meaning set forth in the rules of the Nasdaq Stock Market, as currently in effect.

The Nominating Committee considers properly submitted stockholder recommendations for candidates for membership on the Board of Directors as described below under “Identification and Evaluation of Nominees for Directors.” In evaluating such recommendations, the Nominating Committee seeks to achieve a balance of knowledge, experience and capability on the Board of Directors and to address the membership criteria set forth under “Director Qualifications.” Any stockholder recommendations proposed for consideration by the Nominating Committee should include the candidate’s name and qualifications for membership on the Board of Directors and should be addressed to the attention of our Corporate Secretary — re: stockholder director recommendation.

Director Qualifications.  The Nominating Committee does not have any specific, minimum qualifications that must be met by a Nominating Committee-recommended nominee, but uses a variety of criteria to evaluate the qualifications and skills necessary for members of our Board of Directors. Under these criteria, members of the Board of Directors should have the highest professional and personal ethics and values. A director should have broad experience at the policy-making level in business, government, education, technology or public interest. A director should be committed to enhancing stockholder value and should have sufficient time to carry out their duties, and to provide insight and practical wisdom based on their past experience. A director’s service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform their director duties responsibly. Each director must represent the interests of the Company’s stockholders.

Identification and Evaluation of Nominees for Directors.  The Governance, Compensation and Nominating Committee utilizes a variety of methods for identifying and evaluating nominees for director. The Governance, Compensation and Nominating Committee regularly assesses the appropriate size of the Board of Directors, and whether any vacancies on the Board of Directors are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, the Governance, Compensation and Nominating Committee considers various potential candidates for director. Candidates may come to the attention of the Governance, Compensation and Nominating Committee through current members of the Board of Directors, professional search firms, stockholders or other persons. These candidates are evaluated at regular or special meetings of the Nominating Committee, and may be considered at any point during the year. The Nominating Committee considers properly submitted stockholder recommendations for candidates for the Board of Directors. In evaluating such recommendations, the Nominating Committee uses the qualifications standards discussed above and seeks to achieve a balance of knowledge, experience and capability on the Board of Directors.

A copy of the Committee’s written charter is available in the Investor Relations section of our website at www.chinaxd.net.

The Nominating Committee held two meetings during fiscal year 2009. Each director who is a member of the Nominating Committee attended at least 75% of the aggregate number of meetings of the Committee during fiscal year 2008.

Compensation Committee

On May 26, 2009, the Board of Directors appointed a Compensation Committee chaired by Mr. Patti with Mr. Leighton and Mr. Zhai as committee members. On July 27, 2009, the Board adopted a charter which provides that the Compensation Committee shall discharge the Board's responsibilities relating to compensation of the Company’s executive officers. The Committee has overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the Company. A copy of the charter is available on our website at www.chinaxd.net in the Investor Relations section.

The Compensation Committee held two meetings during fiscal year 2009. Each director who is a member of the Compensation Committee attended at least 75% of the aggregate number of meetings of the Committee during fiscal year 2009.

Code of Ethics

On July 27, 2009 we adopted a Code of Business Conduct, and an Insider Trading policy. Copies of these policies are available on our corporate web site at www.chinaxd.net. We will disclose amendments to, or waivers from, our policies on our corporate web site at www.chinaxd.net.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our Company with copies of all Section 16(a) reports they file. One late Form 3 was filed by each of Messrs. Jie Han, Junjie Ma, Qingwei Ma, Meijuan He, Taylor Zhang, Patti Cosmo and a 10% stockholder, XD Engineering Plastics Company Limited. Other than as set forth above, we believe that, during fiscal 2009, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements. In making this statement, we have relied upon examination of the copies of Forms 3, 4 and 5, and amendments thereto, provided to the Company and the written representations of its directors and executive officers.

Item 11.	Executive Compensation
The following table is a summary of the compensation paid to our executive officers for the two years ended December 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jie Han, CEO	2009	17,567	-	-	3,065,388	(2)	-	-	-	3,082,955
	2008	103,632	-	-	5,473,907	(2)	-	-	-	5,577,539
Taylor Zhang, CFO (1)	2009	72,000								72,000
	2008	-	-	-	-		-	-	-	-

(1)	Mr. Zhang was appointed as our CFO on May 1, 2009.

(2)
The options were issued pursuant to an Incentive Option Agreement dated May 16, 2008 between Ms. Piao and Mr. Han whereby Ms. Piao granted Mr. Han 40,000 options to purchase all the  shares of XD Engineering, the controlling shareholder of the Company, subject to the Company achieving certain financial performance targets, which the Company believes should be accounted for as share-based compensation awarded to an employee by a related party as compensation for services rendered in accordance to ASC Topic 718.

The following is a summary of all options, unvested stock and equity incentive plans for our Executive Officers for the year ended December 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Name of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Jie Han, CEO	-	-	-	-	-	-	-	-	-
Taylor Zhang, CFO	-	-	-	-	-	-	-	-	-

The above table does not include the options granted pursuant to an Incentive Option Agreement dated May 16, 2008, whereby Ms. Piao granted 40,000 options to Mr. Jie Han to purchase all the shares of XD Engineering, the controlling shareholder of the Company.

The following is a summary of the compensation paid to our non-employee Directors for the year ended December 31, 2009. Our employee directors do not receive compensation for their services to the Company as directors.

DIERCTOR COMPENSATION

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Lawrence Leighton	24,000	51,269	-	-	-	-	75,269
Cosimo Patti	24,000	51,269	-	-	-	-	75,269
Yong Jin	3,513	7,502	-	-	-	-	11,015
Linyuan Zhai	3,513	7,502	-	-	-	-	11,015

Employment Agreements

All of our officers and directors serve on an at-will basis.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of April 8, 2010, the number of shares of common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The Certificate of Change to effectuating the 124.1 for 1 reverse split of the issued and outstanding shares of common stock, while correspondingly reducing the Company’s authorized capital, was filed with the Secretary of State of Nevada on January 6, 2009. As of such date, the Company had 110,000,000 shares of stock authorized, of which 100,000,000 shares of common stock were authorized, issued and outstanding and 10,000,000 shares of preferred stock were authorized, of which 1,000,000 shares of Series A Preferred Stock were issued and outstanding and 1,000,000 shares of Series B Preferred Stock were issued and outstanding.

As of December 31, 2009, there are 15,188 shares of Series C preferred stock, 1,437,957 shares of warrants convertible into 3,301,739 and 1,437,957 shares of the Company’s common stock, respectively.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percentage of Class(3)
Jie Han	8,127,533		18.47%
Qingwei Ma	-		*
Junjie Ma	-		-
Taylor Zhang	-		*
Cosimo J. Patti	8,734		*
Lawrence W. Leighton	8,734		*
Linyuan Zhai	1,278		*
Yong Jin	1,278		*
All officers and directors
as a group (1 person)	8,147,557		18.51%
XD. Engineering Plastics Company Limited
P.O. Box 957, Offshore Incorporations Centre
Road Town, Tortola, British Virgin Islands	25,382,598	(4)	57.68%
*Less than 1%

(1)	Except as otherwise noted, each shareholder’s address is No. 9 Qinling Road, Yingbin Road Centralized Industrial Park, Harbin Development Zone, Heilongjiang, China 150078.

(2)	Except as otherwise noted, all shares are owned of record and beneficially.

(3)	Percentage of beneficial ownership is based upon 44,007,589 shares of Common Stock outstanding as of April 8, 2010.

(4)	Includes 1,000,000 shares of Series B Preferred Stock which has voting power equivalent to 40% of the total voting power of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Prior to the reverse merger, Ms. Piao owned 100% of Favor Sea (BVI) indirectly via XD Engineering, the former sole shareholder of Favor Sea (BVI).  Xinda High-Tech and Heilongjiang Xinda Hyundai Engineering Plastics Co., Ltd. are affiliate companies owned by the spouse of Mr. Han, who was the major shareholder of Harbin Xinda before the ownership was transferred to HK Engineering Plastics.

On September 20, 2008, Harbin Xinda (“Buyer”) signed an agreement (“Agreement”) with Xinda High-Tech (“Seller”) to acquire all of the assets of Xinda High-Tech, including plant and buildings, land use rights, machinery and equipment for a total amount of RMB240,000,000 (approximately $35,136,006 at date of signing). Harbin Xinda was required to make two installment payments of the full purchase price of RMB50,000,000 by the end of December 31, 2008 and the remaining balance of RMB190,000,000 by the end of September 30, 2009 if all assets purchased are transferred to the Company.  On May 1, 2009, Harbin Xinda and Xinda High-Tech agreed to rescind the Agreement.

Prior to signing of the above-mentioned Agreement, the Company rented the buildings and equipment of Xinda High-Tech for the purpose of its production expansion. The lease term was from May 1, 2008 to April 30, 2011. The lease payment was for a total of RMB2,000,000 per year. The lease contract was cancelled when Harbin Xinda and Xinda High-Tech rescinded the Agreement on May 1, 2009 and at the same time, Harbin Xinda and Xinda High-Tech re-signed a new lease agreement for the office and factory space at No. 9 Dalian North Road, Haping Road Centralized District, Harbin Development Zone, Harbin, Heilongjiang, China. The leased space is 23,893.53 square meters and the term of the lease is from May 1, 2009 to April 30, 2012. The lease payment remains at RMB2,000,000 per year. In the years ended December 31, 2009 and 2008, the Company recorded and paid $292,954 and $119,945, respectively for the rent expenses.

Item 14.	Principal Accountant Fees and Services
For the fiscal years ended December 31, 2009 and December 31, 2008, Moore Stephens Hong Kong and Bagell Josephs, Levine & Company, LLC, respectively, have billed us the following fees for services rendered in connection with the audit and other services in respect to these years:

	2009	2008
Audit Fees (1)	$109,819	$95,000
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	109,819	95,000
Tax Fees (2)	-	-
All Other Fees (3)	7,500	2,500

Total for independent public audit firms	$117,319	$97,500

(1) Services rendered for the audit of our annual financial statements included in our report on Form 10-K and the reviews of the financial statements included in our reports on Form 10-Q filed with the SEC.
(2) Services in connection with the preparation of tax returns and the provision of tax advice.
(3) Services related to other miscellaneous securities filings

All (100%) of the fees described above were approved by our Board of Directors.

Item 15.	Exhibits, Financial Statement Schedules

Exhibit No.	Description of Exhibit	Footnote
3.1	Certificate of Incorporation	(1)

3.2	Amended and Restated Certificate of Incorporation	(1)

3.3	By-laws	(1)

3.4	Certificate of Designation for Series C Convertible Preferred Stock

4.0	Stock Certificate	(1)

4.1	2009 Stock Option Plan	(5)

4.2	Form of Series A Warrant	(7)

4.3	Form of Series B Warrant	(7)

10.1	Agreement and Plan of Merger dated December 24, 2008 among the Company and the shareholders of Favor Sea Limited	(2)

10.2	Designation Certificate of Series A Preferred Stock	(2)

10.3	Designation Certificate of Series B Preferred Stock	(2)

10.4	Asset Purchase Agreement dated September 20, 2008 between Harbin Xinda Macromolecule Material Co., Ltd. and Harbin Xinda High-Tech Co., Ltd.	(2)

10.5	First Amendment to the Asset Purchase Agreement dated September 20, 2008	(3)

10.6	Termination Agreement by and between Harbin Xinda Macromolecule Material Co., Ltd. and Xinda High-Tech Co., Ltd. dated as of May 1, 2009	(4)

10.7	Lease Agreement dated May 1, 2009	(4)

10.8	Securities Purchase Agreement dated November 27, 2009	(7)

10.9	Registration Rights Agreement dated November 27, 2009	(7)

10.10	Form of Lock-Up Agreement	(7)

16.1	Letter, dated December 31, 2008, from Robison, Hill & Co. to the Securities and Exchange Commission (2)

16.2	Letter, dated November 4, 2009 from Bagell Josephs Levine & Company, LLC, to the Securities and Exchange Commission (6)

21.1	Subsidiaries of Registrant *

23.1	Consent of Bagell Josephs, Levine & Company, LLC, Independent Auditors (7)

23.2	Consent of Bagell Josephs, Levine & Company, LLC, Independent Auditors (8)

31.1	Certification of Principal Executive Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer and Principal Financial Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002 *

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to the Company’s registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006, and incorporated herein by this reference.

(2)	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 31, 2008, and incorporated herein by this reference.

(3)	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on February 27, 2009, and incorporated herein by this reference.

(4)	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on May 1, 2009, and incorporated herein by this reference.

(5)	Filed as an exhibit to the Company’s registration statement on Form S-8, as filed with the Securities and Exchange Commission on May 29, 2009, and incorporated herein by this reference.

(6)	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 6, 2009, and incorporated herein by this reference.

(7)	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009, and incorporated herein by this reference.

(8)	Filed as an exhibit to the Company’s registration statement on Form S-3, as filed with the Securities and Exchange Commission on December 24, 2009, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2010

China XD Plastics Company Limited

/s/ Jie Han
Jie Han
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jie Han, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Title	Date
/s/ Jie Han	Chairman/Chief Executive Officer	April 14, 2010
Jie Han	(Principal Executive Officer and Director)

/s/ Taylor Zhang	Chief Financial Officer	April 14, 2010
Taylor Zhang	(Principal Financial and Accounting Officer)

/s/ Qingwei Ma	Director	April 14, 2010
Qingwei Ma

/s/ Lawrence Leighton	Director	April 14, 2010
Lawrence Leighton

/s/ Cosimo Patti	Director	April 14, 2010
Cosimo Patti

/s/ Yong Jin	Director	April 14, 2010
Yong Jin

/s/ Linyuan Zhai	Director	April 14, 2010
Linyuan Zhai

Notes to Consolidated Financial Statements	F-8 to F-43

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
China XD Plastic Company Limited

We have audited the accompanying consolidated balance sheet of China XD Plastics Company Limited and subsidiaries (the "Company") as of December 31, 2009, and the related consolidated statements of income and other comprehensive income, changes in stockholders' equity and cash flows for the year then ended, as well as the effect of the adjustment for the correction of the error described in Note 3 as of and for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We were not engaged to audit, review, or apply any procedures to the consolidated financial statements of the Company for the year ended December 31, 2008 other than with respect to the aforementioned adjustment and, accordingly, we do not express an opinion or any other form of assurance on the consolidated financial statements for the year ended December 31, 2008, taken as a whole.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of its operations and its cash flows for the year then ended, as well as the effect of the adjustment for the correction of the error described in Note 3 as of and for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens
Certified Public Accountants
Hong Kong
April 14, 2010

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

/s/ Bagell Josephs, Levine & Company, LLC

Bagell Josephs, Levine & Company, LLC
Marlton, New Jersey
March 9, 2009

This report is a copy of the previously issued report.

The predecessor auditor has not reissued this report.

CHINA XD PLASTICS COMPANY LIMITED
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	Note	2009	2008
ASSETS			(Restated - note 3)

Current assets:
Cash and cash equivalents		$6,850,784	$3,869,035
Restricted cash	4	-	3,664,346
Notes receivable		407,487	303,437
Accounts receivable - net of allowance for doubtful receivables of
$166,095 and $99,669, respectively	5	8,558,172	11,234,507
Prepaid expenses and other receivables		253,172	21,917
Inventories	6	18,371,485	12,438,782
Advances to employees	7	512,745	92,329
Advances to suppliers	2	20,245,861	13,131,074
Taxes receivable		406,755	-

Total current assets		55,606,461	44,755,427

Property, plant and equipment, net	8	31,083,389	19,332,712

Other assets:
Deferred charges	9	-	378,073
Intangible assets, net	10	241,945	247,681

Total other assets		241,945	625,754

Total assets		$86,931,795	$64,713,893

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short term loans	12	$21,678,565	$20,520,337
Bank acceptance notes payable	13	-	8,061,561
Accounts payable		1,258,459	113,232
Other payables		714,504	106,232
Accrued expenses		648,358	820,625
Taxes payable		4,134	17,777
Due to related parties	11	148,397	7,542,950
Deferred revenue		300,296	3,469,796
Dividends payable		77,396	-

Total current liabilities		24,830,109	40,652,510

Other liabilities:
Embedded conversion feature liabilities	15	18,798,059	-
Common stock warrant purchase liabilities	15	7,892,513	-

Total other liabilities		26,690,572	-

Total liabilities		$51,520,681	$40,652,510

Series C convertible redeemable preferred stock 15,188 and -0-
shares issued and outstanding as of December 31, 2009 and 2008, respectively	15	13,891,477	-

Commitments and contingencies	20

Stockholders' equity

Preferred Stock, $0.0001 par value, 50,000,000 and 10,000,000 shares authorized as of December 31, 2009 and 2008, respectively

Series A Preferred Stock, - 0 - and 1,000,000 shares issued and outstanding as of December 31, 2009 and 2008, respectively	17	-	100

Series B Preferred Stock, 1,000,000 shares issued and outstanding as of December 31, 2009 and 2008, respectively	17	100	100

Common Stock, $0.0001 par value, 500,000,000 and 100,000,000 shares authorized, 40,867,050 and 805,802 shares issued and outstanding as of December 31, 2009 and 2008, respectively	17	4,087	81
Additional paid-in-capital		15,360,949	7,956,693
Retained earnings		2,160,621	14,577,235
Statutory surplus reserve fund	21	2,471,007	-
Accumulated other comprehensive income		1,522,873	1,527,174

Total stockholders' equity		21,519,637	24,061,383

Total liabilities and stockholders' equity		$86,931,795	$64,713,893

The accompanying notes are an integral part of these consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Note	2009	2008
			(Restated - note 3)

Sales		$135,745,329	$75,765,428

Cost of sales		(105,160,568)	(58,431,799)

Gross profit		30,584,761	17,333,629

Operating expenses
Research and development expenses	2	1,329,656	778,994
Selling expenses		400,731	322,650
General and administrative expenses		11,220,406	7,221,555
Total operating expenses		12,950,793	8,323,199

Operating income		17,633,968	9,010,430

Other income (expenses)
Interest income (expenses)		(1,418,395)	(687,659)
Other income		107,999	28,283
Other expense		(11,085)	(102,139)
Changes in fair value of warrants and embedded derivatives	15	(12,221,972)	-
Total other expense		(13,543,453)	(761,515)

Income before income taxes		4,090,515	8,248,915

Provision for income taxes	14	(67,249)	(35,332)

Net income		$4,023,266	$8,213,583

Other comprehensive income (loss)
Foreign currency translation adjustment		(4,301)	908,069

Comprehensive income		$4,018,965	$9,121,652

Net income	19	$4,023,266	$8,213,583

Dividends to Series C preferred stockholders	19	(77,396)	-
Deemed Series C preferred stock dividends	19	(13,891,477)	-

Net income (loss) attributable to common shareholders	19	$(9,945,607)	8,213,583

Basic and diluted earnings (loss) per common share
Basic	19	$(0.36)	$19.81
Diluted	19	$(0.36)	$0.21

Weighted average common share outstanding
Basic	19	27,789,044	414,569
Diluted	19	27,789,044	38,608,641

The accompanying notes are an integral part of these consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Commen Stock, Par value $ 0.0001		Preferred Stock A, Par value $ 0.0001		Preferred Stock B, Par value $ 0.0001		Additional	Statutory Surplus	Retained	Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in-Capital	Reserve Fund	Earnings	Comprehensive Income	Total

Balance at December 31, 2007	405,802	$41	1,000,000	$100	1,000,000	$100	$2,482,826	$-	$6,363,652	$619,105	$9,465,824

Shares issued in connection with reverse merger	400,000	40	-	-	-	-	(40)	-	-	-	-

Stock options issued to a director (note 3)	-	-	-	-	-	-	5,473,907	-	-	-	$5,473,907

Net income for the year (restated - note 3)	-	-	-	-	-	-	-	-	8,213,583	-	8,213,583

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	908,069	$908,069

Balance at December 31, 2008 (restated - note 3)	805,802	$81	1,000,000	$100	1,000,000	$100	$7,956,693	$-	$14,577,235	$1,527,174	$24,061,383

Stock issued from series A preferred stock conversion	38,194,072	3,819	(1,000,000)	$(100)	-	-	(3,719)	-	-	-	$-

Stock options issued to a director (note 3)	-	-	-	-	-	-	3,065,388	-	-	-	$3,065,388

Shares issued in connection with stock compensation	1,790,000	179	-	-	-	-	4,217,321	-	-	-	$4,217,500

Shares issued to directors	20,024	2	-	-	-	-	79,012	-	-	-	$79,014

Warrant issued for services	57,152	6	-	-	-	-	46,254	-	-	-	$46,260

Net income for the year	-	-	-	-	-	-	-	-	4,023,266	-	$4,023,266

Cash dividends payable ($180 per series C preferred share)	-	-	-	-	-	-	-	-	(77,396)	-	$(77,396)

Deemed Series C preferred stock dividends	-	-	-	-	-	-	-	-	(13,891,477)	-	$(13,891,477)

Appropriation of statutory surplus reserve fund	-	-	-	-	-	-	-	2,471,007	(2,471,007)	-	$-

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(4,301)	$(4,301)

Balance at December 31, 2009	40,867,050	$4,087	-	-	$1,000,000	$100	$15,360,949	$2,471,007	$2,160,621	$1,522,873	$21,519,637

The accompanying notes are an integral part of these consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
		(Restated - note 3)
Cash flows from operating activities
Net income	$4,023,266	$8,213,583
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation & amortization	2,009,533	967,105
Stock-based compensation expense	7,985,285	5,473,907
Allowance for doubtful receivables	66,426	6,450
Changes in fair value of warrants and embedded derivatives	12,221,972	-
Loss on disposals of property, plant and equipment	9,413	-
Changes in assets and liabilities:
(Increase) decrease in -
Restricted cash	3,659,730	2,101,449
Notes receivables	(104,188)	(293,656)
Accounts receivable	2,601,377	(5,684,397)
Prepaid expenses and other receivables	(231,652)	22,462
Inventories	(5,937,387)	(6,347,868)
Advance to employees	(420,249)	37,740
Advances to suppliers	(7,119,221)	(11,061,383)
Taxes receivable	(406,512)	-
Deferred charge	377,595	(371,266)
Increase (decrease) in -
Accounts payable and other payables	1,752,596	(497,713)
Accrued expenses	(171,552)	759,716
Taxes payable	(13,621)	(1,509,948)
Deferred revenue	(3,165,309)	3,309,634

Net cash provided by (used in) operating activities	17,137,502	(4,874,185)

Cash flows from investing activities
Purchase of property, plant and equipment	(13,798,468)	(12,037,135)
Proceeds from sales of property, plant and equipment	16,000	-
Collection on due from related party	-	110,808

Net cash used in investing activities	(13,782,468)	(11,926,327)

Cash flows from financing activities
Proceeds from short term loans	1,171,113	18,711,534
Proceeds from bank acceptance notes	-	20,582,687
Repayment of bank acceptance notes payable	(8,051,406)	(26,196,147)
Proceeds from issuance of series C preferred stock	13,891,477	-
Repayment to related party loans	(7,596,292)	-
Proceeds from related party loans	206,628	7,411,175

Net cash provided by (used in) financing activities	(378,480)	20,509,249

Effect of exchange rate changes on cash and cash equivalents	5,195	72,843

Net increase in cash and cash equivalents	2,981,749	3,781,580

Cash and cash equivalents, beginning of year	3,869,035	87,455

Cash and cash equivalents, end of year	$6,850,784	$3,869,035

Supplemental disclosures of cash flow information:

Interest paid	$1,402,661	$700,260
Income taxes paid	$61,943	$13,282

Non-cash investing and financing activities:
Common stock issued for services	$4,296,514	$-
Placement agent warrants	$577,123	$-
Warrants issued for consulting service	$46,260	$-
Stock options granted to a director	$3,065,388	$5,473,907

The accompanying notes are an integral part of these consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 1.  ORGANIZATION AND BASIS OF PRESENTATION

China XD Plastics Company Limited (“China XD Plastics”), formerly known as NB Telecom, Inc. (“NB Telecom”), was originally incorporated as NB Payphones Ltd. under the laws of the state of Pennsylvania on November 16, 1999. On December 27, 2005, we migrated our state of organization to the state of Nevada and effective March 23, 2006, the name was changed to NB Telecom.

On December 24, 2008, NB Telecom acquired all of the outstanding capital stock of Favor Sea Limited (“Favor Sea (BVI)”), a British Virgin Islands corporation, whose assets, held through its subsidiaries, are 100% of the registered capital of Harbin Xinda Macromolecule Material Co., Ltd. (“Harbin Xinda”), a limited liability company established under the laws of the People’s Republic of China (“China” or “PRC”) and Harbin Xinda’s wholly-owned subsidiary, Harbin Xinda Macromolecule Material Research Institute (the “Research Institute”). Harbin Xinda is engaged in the development, manufacture and marketing of modified plastics, primarily for use in the automotive industry. Harbin Xinda’s offices and manufacturing facilities are located in China.

•	In connection with the acquisition, the following transactions took place:

China XD Plastics issued 10 shares of the common stock which constituted no more than 10% ownership interest in China XD Plastics and 1,000,000 shares of convertible Series A preferred stock of China XD Plastics to the shareholders of Favor Sea (BVI), and also 1,000,000 shares of Series B preferred stock to XD Engineering Plastics Company Limited (“XD Engineering”), a British Virgin Islands corporation, the principal shareholder of Favor Sea (BVI), in exchange for all of the outstanding stock of Favor Sea (BVI) (the “Share Exchange” or “Merger”). The 10 shares of the common stock were converted into approximately 50,367,778 shares of the common stock of NB Telecom prior to and approximately 405,802 post a reverse stock split of 124.1 for 1 pursuant to Nevada Revised Statutes Section 78.207 for both the total number of authorized shares of common stock and the total number of issued and outstanding shares of common stock (“Reverse Split”), and the 1,000,000 shares of convertible Series A preferred stock of NB Telecom shall convert approximately at a rate of 1:38.2 into 38,194,072 shares of the common stock of NB Telecom after the completion of the Merger so that eventually the shareholders of Favor Sea (BVI) own approximately 99% of the common stock of NB Telecom.

•
The record date for the Reverse Split was set for December 31, 2008. The record holders of NB Telecom’s common stock on the date of December 31, 2008 should be subject to a 124.1:1 reverse split with fractional shares to be rounded up to one hundred round lot, with the round-up shares to be deducted from certain designated shareholders by NB Telecom.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

•
In connection with the acquisition of Favor Sea (BVI), former officers and directors of NB Telecom resigned and executive officers of Favor Sea (BVI) were appointed as China XD Plastic’s new officers and directors.

•	As part of the Merger, the name of the company was changed from NB Telecom to China XD Plastics.

As a result of these transactions, the shareholders of Favor Sea (BVI) owned majority of the equity in China XD Plastics.

The acquisition was accounted for as a reverse merger under the purchase method of accounting since there had been a change of control. Accordingly, Favor Sea (BVI) and its subsidiaries are treated as the continuing entities for accounting purposes.

Favor Sea (BVI) was incorporated under the laws of the British Virgin Islands on May 2, 2008.

On August 11, 2008, Favor Sea (BVI) acquired a 100% interest in Hong Kong Engineering Plastics Company Limited (“HK Engineering Plastics”), a limited liability company incorporated under the laws of the Hong Kong Special Administrative Region on May 27, 2008.

Favor Sea (US) Inc. (“Favor Sea (US)”), wholly owned by Favor Sea (BVI), was incorporated in the state of New York in the U.S. on December 15, 2008.

HK Engineering Plastics, in turn, owns 100% interest of Harbin Xinda, a company established in the PRC on September 23, 2004.

China XD Plastics, through its indirectly owned subsidiary, Harbin Xinda is primarily engaged in the business of research and development, manufacture, and distribution of modified and engineering plastic pellets used in automotive parts through its manufacturing facility and its wholly owned research laboratory, the Research Institute, a separate entity established in the PRC on November 9, 2007.

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2009 and 2008 include the accounts of China XD Plastics, Favor Sea (BVI), Favor Sea (US), HK Engineering Plastics, Harbin Xinda and the Research Institute, collectively referred to as the “Company”. The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  All significant inter-company balances and transactions are eliminated in consolidation.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

In preparing the financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Significant estimates, required by management, include share-based compensation and fair value of derivatives.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of December 31, 2009 and 2008, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable consist primarily of receivables resulting from sales of products, and are stated at net realizable value.

Allowance for Doubtful Receivables

The Company recognizes an allowance for doubtful receivables to ensure accounts and other receivables are not overstated due to uncollectability.  Allowance for doubtful receivables is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.  An additional allowance for individual accounts is recorded when the Company becomes aware of a customer’s or other debtor’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s or other debtor’s operating results or financial position. If circumstances related to customers or debtors change, estimates of the recoverability of receivables would be further adjusted (See Note 5).

Inventories

Inventories comprise raw materials, packing materials, work in progress and finished goods. Inventories are valued at the lower of cost or market with cost determined by the weighted average method. Management periodically compares the cost of inventories with the market value and an allowance is made to write down the inventories to their respective market values, if lower than cost. No allowance for inventories was considered necessary for the years ended December 31, 2009 and 2008.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and locations for its intended use. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets.

Management estimates that property, plant and equipment have a 5% residual value.  The estimated useful lives are as follows:

Plant and buildings	39 years
Machinery, equipment and automobiles	5-10 years

Expenditure for maintenance and repairs is charged to expense as incurred. Additions, renewals and betterments are capitalized.

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statement of income and other comprehensive income.

Advances to Suppliers

Advances to suppliers represent payments made and recorded in advance for goods and services. The Company makes advance payments to raw materials suppliers. In order to maintain a long-term relationship with the suppliers, the Company frequently makes advance payments from one and a half month to three months ahead. The advances to suppliers were $20,245,861 and $13,131,074 as of December 31, 2009 and 2008, respectively.

Impairment of Long-lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets.   If the carrying amounts of assets exceed their estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amounts of the assets exceed the fair value of the assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss was recorded for the years ended December 31, 2009 and 2008, respectively.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Asset

Intangible asset consists of land use right which is stated at cost less amortization. Amortization is computed using the straight-line method, based on the period over which the right is granted by the relevant authorities in Heilongjiang Province, PRC.

Stock Based Compensation

The Company accounts for stock-based compensation arrangements using the fair value method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment”, which is now codified as Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 718 “Compensation-Stock Compensation”. FASB ASC 718 requires that the fair value of share awards issued, modified, repurchased or cancelled after implementation, under share-based payment arrangements, is measured as of the date the award is issued, modified, repurchased or cancelled. The resulting cost is then recognized in the statement of income and comprehensive income over the service period.

The Company estimates fair value of restricted stock based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant.

The fair value of stock options and warrants is estimated using the Black-Scholes option-pricing model. The Company’s expected volatility assumption is based on similar public entities for which share and option price information was available, and considered the historical volatilities of those public entities’ share prices in calculating the expected volatility appropriate to the Company. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company measures compensation expense for its non-employee stock-based compensation under FASB Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which is now codified as FASB ASC 718.

The fair value of the stock issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

Stock compensation expense recognized is based on awards expected to vest, and there were no estimated forfeitures as the current options outstanding were only issued to founders and senior executives of the Company, which have very low turnover. FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Derivative Financial Instruments

Derivative financial instruments are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which is now codified as FASB ASC 815 “Derivatives and Hedging”.  Under FASB ASC 815, all derivative instruments are recorded on the balance sheet as assets or liabilities and measured at fair value.  Changes in the fair value of derivative instruments are recorded in current earnings.

Income Taxes

The Company accounts for income taxes under SFAS No.109 "Accounting for Income Taxes", which is now codified as FASB ASC 740 "Income Taxes".  Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company reviewed the differences between the tax bases under PRC tax laws and financial reporting under US GAAP, and no material differences were found.

FASB ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and it prescribes a recognition threshold and measurement attributable for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions.  Interest and penalties from tax assessments, if any, are included in general and administrative expenses in the consolidated statements of operations.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the PRC government. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current PRC government officials.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2009 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Under current PRC tax laws, 10% withholding tax is imposed in respect to distributions paid to foreign owners.  As the subsidiaries in the PRC have no intention to pay dividends in the foreseeable future, no withholding tax on undistributed earnings has been accrued as of December 31, 2009.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, as revised by No.104, issued by the United States Securities and Exchange Commission, or U.S SEC, which is now codified as FASB ASC 605.  In accordance with FASB ASC 605, revenues are recognized when the four following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the delivery is completed, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured.

Revenue from sales of products is recognized when the title is passed to customers upon delivery and when collectability is reasonably assured. The Company does not provide its customers with the right of return (except for quality).  All sales are based on firm customer orders with fixed terms and conditions, which generally cannot be modified.

Research and Development Expenses

Research and development expenses are costs associated with developing the Company’s intellectual property. Research and development costs are expensed as incurred. The costs of equipment that are acquired or constructed for research and development activities and have alternative future uses are classified as plant and equipment and depreciated over their estimated useful lives. The research and development expenses for the years ended December 31, 2009 and 2008 were $1,329,656 and $778,994, respectively.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Values of Financial Instruments” which is now codified as FASB ASC 825 “Financial Instruments”, requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet.  The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, notes and other receivables, accounts payable, accrued expenses, notes payable and other payables approximate fair value due to the short-term nature of these items.  The carrying amounts of short-term loans from bank approximate the fair value based on the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

Earnings (Loss) per Share

The Company computes earnings (loss) per share (“EPS’) in accordance with SFAS No. 128, “Earnings per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”), which is now codified as FASB ASC 260.  FASB ASC 260 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the year.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains or losses resulting from currency translations of foreign subsidiaries.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company does not require collateral or other security to support these receivables.  The Company conducts periodic reviews of its customers' financial condition and customer payment practices to minimize collection risk on accounts receivable.  As of December 31, 2009 and 2008, the Company had credit risk exposure of uninsured cash in banks of approximately $6,850,784 and $7,533,381, respectively.

Risks and Uncertainties

The Company’s operations in the PRC are subject to special consideration and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Foreign Currency Translation

The functional currency of the Company is Renminbi, and its reporting currency is U.S. dollars.  In accordance with SFAS No. 52, “Foreign Currency Translation” which is now codified as FASB ASC 830 “Foreign Currency Matters”.  The Company’s balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise.  Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the consolidated statement of income as incurred.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Segment Reporting

The Company has only one business segment.  All customers are located in the PRC.  The majority of assets are located in the PRC.  No segment reporting disclosure has been made.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Profit Appropriation

In accordance with PRC regulations, the PRC subsidiaries are required to make appropriations to the statutory surplus reserve fund, based on after-tax net income determined in accordance with PRC GAAP. Appropriation to the statutory surplus reserve fund should be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital.  Statutory surplus reserve fund is non-distributable other than in liquidation.

Recent Accounting Pronouncements

In April 2008, the FASB issued ASC 350-30-35-1.  FASB ASC 350-30-35-1 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB ASC 350-30-35-1, Goodwill and Other Intangible Assets. FASB ASC 350-30-35-1 is intended to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset under other applicable accounting literature. FASB ASC 350-30-35-1 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of FASB ASC 350-30-35-1 had no material effect on the Company’s financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”.  This FSP gives guidance on the computation of earnings per share and the impact of share-based instruments that contain certain non-forfeitable rights to dividends or dividend equivalents. The FSP is effective for fiscal years beginning after December 31, 2008 and is now codified as FASB ASC 718 “Compensation-Stock Compensation” effective for interim and annual periods ending after September 15, 2009. The adoption of FASB ASC 718 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In April 2009, the FASB issued three related staff positions to clarify the application of FASB ASC  820 to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair value of financial instruments in interim periods. The final staff positions are effective for interim and annual periods ending after March 15, 2009. The adoption had no material effect on the Company’s financial statements.

In April 2009, the FASB issued FASB ASC 820.  FASB ASC 820 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value.  FASB ASC 820 identifies factors to be considered when determining whether or not a market is inactive.  FASB ASC 820 would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after June 15, 2009 and shall be applied prospectively. The adoption of FASB ASC 820 had no material effect on the Company’s financial statements.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In May 2009, the FASB issued FSP SFAS 165 “Subsequent Events”. The objective of this statement is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for the interim and annual periods ending after June 15, 2009, which is now codified as FASB ASC 855 “Subsequent Events”. The adoption of FASB ASC 855 did not have a material impact on the Company’s financial position, results of operations and cash flows. Effective February 24, 2010, the Company adopted Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”, which removes the requirement to disclose the date through which subsequent events have been evaluated. The adoption of the ASU did not have a material impact on the Company’s financial position, results of operations and cash flows.

In June 2009, the FASB issued FASB ASC 105, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. FASB ASC 105 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. FASB ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification is effective for the Company for the year ended December 31, 2009.  Adoption of FASB ASC 105 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued FASB ASC 860, which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. FASB ASC 860 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years with earlier adoption prohibited. FASB ASC 860 is not expected to have a material effect on the Company’s financial condition or results of operations.

In June 2009, the FASB issued ASC 810, which addressed the elimination of the concept of a qualifying special purpose entity. FASB ASC 810 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, FASB ASC 810 provides more timely and useful information about an enterprise’s involvement with a variable interest entity.  FASB ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. FASB ASC 810 is not expected to have a material effect on the Company’s financial condition or results of operations.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

In August 2009, the FASB issued Accounting Standard Update No.2009-05 (“ASU 2009-05”), FASB ASC 820 “Measuring Liabilities at Fair Value”. ASU 2009-5 applies to all entities that measure liabilities at fair value within scope of FASB ASC 820. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more valuation techniques.

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

In September 2009, the FASB issued Accounting Standards Update No. 2009-07 (“ASU 2009-07”), “Accounting for Various Topics”. ASU 2009-07 represents technical corrections to various topics containing SEC guidance based on external comments received. The adoption of this guidance did not have a material effect on the Company’s financial condition or results of operations.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (“ASU 2009-12”), “Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)”. ASU 2009-12 provides amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures — Overall”, for the fair value measurement of investments in certain entities that calculate net asset value per share. This ASU also requires disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update.  The amendments in this Update are effective for interim and annual periods after December 15, 2009. The adoption of this guidance is not expected to have a material effect on the Company’s financial condition or results of operations.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 3. RESTATEMENT TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2008

The Company has restated the consolidated financial statements for the year ended December 31, 2008 as a result of a non-cash error regarding the accounting for stock options granted to a director, Mr. Jie Han (“Mr. Han”) (the “Options”) pursuant to the requirements of ASC Topic 718.

Pursuant to an incentive option agreement dated May 16, 2008, Ms. Qiuyao Piao (“Ms. Piao”) granted 40,000 Options to Mr. Han to purchase shares of XD Engineering Plastics Company Limited (“XD Engineering”) at a nominal price if certain performance targets are met.  Ms. Piao is the sole shareholder of XD Engineering, which is the Company’s controlling shareholder. Mr. Han may purchase 25% of the total outstanding equity in XD Engineering if the Company’s consolidated revenue during the first three quarters of 2008 exceeds $40,000,000. He may purchase 14% of the total outstanding equity in XD Engineering if the Company’s consolidated revenue during the first three quarters of 2009 exceeds $70,000,000. Finally, he may purchase 61% of the total outstanding equity in XD Engineering if the Company’s revenue during the first three quarters of 2010 exceeds $110,000,000.

In accordance with ASC Topic 718, the Options should have been accounted for in the Company’s consolidated financial statements as share-based payments awarded to an employee by a related party as compensation for services rendered.

The Company’s restated its consolidated financial statements for the year ended December 31, 2008 to incorporate the additional stock-based compensation expense in respect of the options granted to Mr. Han of $5,473,907.  The impact on previously reported net income for the year ended December 31, 2008 is presented below.

	Net income for the year ended December 31, 2008	Retained earnings as of January 1, 2009
As previously reported	13,687,490	20,051,142
Adjustment for stock-based compensation	(5,473,907)	(5,473,907)
As adjusted	8,213,583	14,577,235

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 3. RESTATEMENT TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2008 (Continued)

The following table reconciles the previously filed consolidated statement of income to the restated consolidated statement of income for the year ended December 31, 2008 specified below.

	As previously reported	Adjustment	As restated
	US$	US$	US$
General and administrative expenses	1,747,648	5,473,907	7,221,555
Total operating expenses	2,849,292	5,473,907	8,323,199
Operating income	14,484,337	(5,473,907)	9,010,430
Income before income taxes	13,722,822	(5,473,907)	8,248,915
Net income	13,687,490	(5,473,907)	8,213,583
Comprehensive income	14,595,559	(5,473,907)	9,121,652
Earnings per share-basic:	33.02	(13.21)	19.81
Earnings per share-diluted:	0.35	(0.14)	0.21
Weighted average number of shares:
Basic:	414,569	-	414,569
Diluted:	38,608,641	-	38,608,641

The following table reconciles the previously filed consolidated balance sheet to the restated consolidated balance sheet as of December 31, 2008 specified below.

	As previously reported	Adjustment	As restated
	US$	US$	US$
Additional paid-in-capital	2,482,786	5,473,907	7,956,693
Retained earnings	20,051,142	(5,473,907)	14,577,235

The following table reconciles the previously filed consolidated statement of cash flows to the restated consolidated statement of cash flows for the year ended December 31, 2008 specified below.

	As previously reported	Adjustment	As restated
	US$	US$	US$
Net income	13,687,490	(5,473,907)	8,213,583
Stock-based compensation expense	-	5,473,907	5,473,907

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 3. RESTATEMENT TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2008 (Continued)

The following tables reconcile the previously filed quarterly results to the restated quarterly results for the three months ended March 31, 2009 specified below.

	As previously reported	Adjustment	As restated
	US$	US$	US$
Additional paid-in-capital	2,482,786	5,473,907	7,956,693
Retained earnings	24,067,785	(5,473,907)	18,593,878

The following tables reconcile the previously filed quarterly results to the restated quarterly results for the six months ended June 30, 2009 specified below.

	As previously reported	Adjustment	As restated
	US$	US$	US$
General and administrative expenses	2,161,053	3,065,388	5,226,441
Total operating expenses	2,765,269	3,065,388	5,830,657
Operating income	9,659,556	(3,065,388)	6,594,168
Income before income taxes	9,019,494	(3,065,388)	5,954,106
Net income	9,013,033	(3,065,388)	5,947,645
Comprehensive income	8,985,637	(3,065,388)	5,920,249
Earnings per share-basic:	0.56	(0.19)	0.37
Earnings per share-diluted:	0.23	(0.08)	0.15
Weighted average number of shares:
Basic:	16,070,273	-	16,070,273
Diluted:	39,298,420	-	39,298,420

Additional paid-in-capital	2,912,981	8,539,295	11,452,276
Retained earnings	29,064,174	(8,539,295)	20,524,879

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 3. RESTATEMENT TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2008 (Continued)

The following tables reconcile the previously filed quarterly results to the restated quarterly results for the nine months ended September 30, 2009 specified below.

	As previously reported	Adjustment	As restated
	US$	US$	US$
General and administrative expenses	5,768,050	3,065,388	8,833,438
Total operating expenses	6,860,563	3,065,388	9,925,951
Operating income	13,981,484	(3,065,388)	10,916,096
Income before income taxes	13,000,313	(3,065,388)	9,934,925
Net income	12,969,672	(3,065,388)	9,904,284
Comprehensive income	12,923,066	(3,065,388)	9,857,678
Earnings per share-basic:	0.54	(0.12)	0.42
Earnings per share-diluted:	0.33	(0.08)	0.25
Weighted average number of shares:
Basic:	23,797,701	-	23,797,701
Diluted:	39,206,884	-	39,206,884

Additional paid-in-capital	5,670,316	8,539,295	14,209,611
Retained earnings	33,020,813	(8,539,295)	24,481,518

Note 4. RESTRICTED CASH

For the years ended December 31, 2009 and 2008, the Company had restricted cash of nil and $3,664,346, respectively. The Company’s lenders require the Company to maintain with the lending banks a cash balance of a minimum of 40% -50% of the balance of the bank acceptance notes payable (See Note 13) as collateral for the Company’s obligations to the lenders.  The Company maintained a cash balance of $3,224,624 for bank acceptance notes with the lending banks.  The Company repaid the entirety of the bank acceptance notes payable in September 2009.  The Company also pledged cash of $439,722 for a short term loan (See Note 12).  The short-term loan was repaid in April 2009.

Note 5. ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables resulting from sales of products during the normal course of business. Accounts receivable as of December 31, 2009 and 2008 amounted to $8,558,172 and $11,234,507, respectively.

The Company collaborates directly with its end users on new product development, product certifications and post-sales support. Sales contracts are usually signed directly between the Company and its end users. Due to the nature of this industry, the Company also regularly uses distributors to sell its products to various end users. This arrangement can greatly assist to ensure timely collections of its accounts receivable and reduce its selling and administrative costs.  The Company believes that all of the accounts receivable outstanding from these distributors are collectible (See Note 18).

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 5. ACCOUNTS RECEIVABLE (Continued)

The changes in allowance for doubtful receivables are summarized as follows:

	As of
	December 31, 2009	December 31, 2008
	US$	US$

Balance, beginning of year	99,669	93,219

Additions	66,426	6,450

Balance, end of year	166,095	99,669

The allowance for doubtful receivables was recorded in general and administrative expenses.

Note. 6   INVENTORIES

Inventories consist of the following:

	As of
	December 31, 2009	December 31, 2008
	US$	US$

Raw materials	5,760,957	708,768
Work-in-progress	12,030,860	213,362
Finished goods	570,701	11,511,308
Packing supplies	8,967	5,344
Total	18,371,485	12,438,782

No allowance for inventories was made for the years ended December 31, 2009 and 2008.

Note 7. ADVANCES TO EMPLOYEES

Advances to employees represent cash advances to employees to purchase raw materials or equipment and other supplies for normal business purposes. The balance also included the proceeds receivable from employees in regard to company automobiles sold to them during the year (See Note 9). Advances to employees as of December 31, 2009 and 2008 amounted to $512,745 and $92,329, respectively.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 8. PROPERTY, PLANT AND EQUIPMENT, NET

The details of property, plant and equipment are as follows:

	As of
	December 31, 2009	December 31, 2008
	US$	US$

Machinery & equipment	30,455,968	17,007,972
Automobiles	402,690	142,674
Plant & buildings	3,863,746	2,373,619
Total	34,722,404	19,524,265
Less: accumulated depreciation	(3,667,959)	(1,684,241)

Construction in progress	28,944	1,492,688
Total	31,083,389	19,332,712

Depreciation expense for the years ended December 31, 2009 and 2008 was $2,003,964 and $961,627, respectively.  Certain property, plant and equipment have been pledged for short term loans (See Note 12).

Note 9.  DEFERRED CHARGES

Deferred charges related to automobiles purchased by the Company for senior management members. The beneficiaries signed employment contracts with the Company and they are obliged to work for the Company for a service period of 7 to 10 years. Once they serve the full contract term, the vehicles are for them to keep. If they leave before the service contracts expire, they are required to reimburse the full price of the vehicle at the time of the purchase. The Company amortizes the payment of the automobile expenses based on the services performed by those employees. During the year, the Company sold all automobiles to the employees at cost (See Note 7).

Note 10.   INTANGIBLE ASSET

Intangible asset consists of land use right only. All land in the PRC is government owned and cannot be sold to any individual or company. Instead, the government grants the user a land use right (“the Right”) to use the land.

The Company has the right to use the land for 50 years and amortizes the Right on a straight-line basis over the remaining useful life of 48 years from 2007 to 2055. The land use right was originally acquired in May 2005 for the amount of $226,281.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 10.   INTANGIBLE ASSET (Continued)

Net intangible asset as of December 31, 2009 and 2008 was as follows:

	As of
	December 31, 2009	December 31, 2008
	US$	US$

Land use right	267,486	267,663
Less: accumulated amortization	(25,541)	(9,982)
Total	241,945	247,681

Amortization expense for the years ended December 31, 2009 and 2008 amounted to $5,569 and $5,478, respectively.  Amortization expenses for the next five years amount to approximately $5,500 each year. The land use right has been pledged for short term loans (See Note 12).

Note 11.  RELATED PARTY TRANSACTIONS

Amounts due to directors/affiliates are as follows:

	As of
	December 31, 2009	December 31, 2008
	US$	US$

Harbin Xinda High-Tech Co., Ltd. (“Xinda High-tech)	148,397	6,975,196
Ms. Piao	-	214,951
Mr. Ma Qingwei	-	20,520
Mr. Han	-	332,283
Total	148,397	7,542,950

The Company also has sales and purchases to and from its affiliated companies. The details are as follows:

	December 31, 2009	December 31, 2008
	US$	US$

Xinda High-Tech	-	869,491
Heilongjiang Xinda Hyundai Engineering Plastics Co., Ltd	-	223,455
Sales to Xinda High-Tech	-	60,008

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 11.  RELATED PARTY TRANSACTIONS (Continued)

Prior to the reverse merger, Ms. Piao owned 100% of Favor Sea (BVI) indirectly via XD Engineering, the former sole shareholder of Favor Sea (BVI).  Xinda Hi-Tech and Heilongjiang Xinda Hyundai Engineering Plastics Co., Ltd. are affiliate companies owned by the spouse of Mr. Han, who was the major shareholder of Harbin Xinda before the ownership was transferred to HK Engineering Plastics.

On September 20, 2008, Harbin Xinda (“Buyer”) signed an agreement (“Agreement”) with Xinda High-Tech (“Seller”) to acquire all of the assets of Xinda High-Tech, including plant and buildings, land use rights, machinery and equipment for a total amount of RMB240,000,000 (approximately $35,136,006 at date of signing). Harbin Xinda was required to make two installment payments of the full purchase price of RMB50,000,000 by the end of December 31, 2008 and the remaining balance of RMB190,000,000 by the end of September 30, 2009 if all assets purchased are transferred to the Company.  On May 1, 2009, Harbin Xinda and Xinda High-Tech agreed to rescind the Agreement.

Prior to signing of the above-mentioned Agreement, the Company rented the buildings and equipment of Xinda High-Tech for the purpose of its production expansion. The lease term was from May 1, 2008 to April 30, 2011. The lease payment was for a total of RMB2,000,000 per year. The lease contract was cancelled when Harbin Xinda and Xinda High-Tech rescinded the Agreement on May 1, 2009 and at the same time, Harbin Xinda and Xinda High-Tech re-signed a new lease agreement for the office and factory space at No. 9 Dalian North Road, Haping Road Centralized District, Harbin Development Zone, Harbin, Heilongjiang, China. The leased space is 23,893.53 square meters and the term of the lease is from May 1, 2009 to April 30, 2012. The lease payment remains at RMB2,000,000 per year. In the years ended December 31, 2009 and 2008, the Company recorded and paid $292,954 and $119,945, respectively for the rent expenses.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 12. SHORT TERM LOANS

The short-term loans include the following:

	As of
	December 31, 2009	December 31, 2008
	US$	US$
a) Loan payable to Bank of Communications one year term from December 8, 2009 to December 8, 2010 bears interest of 10% above the prime rate* set by Central Bank of China	4,394,304	-

b) Loan payable to Bank of Communications one year term from December 26, 2008 to December 21, 2009 bears interest of 10% above the prime rate* set by Central Bank of China	-	4,397,215

c) Loan payable to Bank of Communications one year term from December 8, 2009 to December 8, 2010 bears interest of 10% above the prime rate* set by Central Bank of China	1,464,768	-

d) Loan payable to Harbin Bank one year term from February 24, 2009 to February 23, 2010 bears a fixed interest rate of 7.124% per year	4,394,304	-

e) Loan payable to Harbin Bank one year term from April 3, 2009 to April 2, 2010 bears a fixed interest rate of 7.124% per year	10,692,805	-

f) Loan payable to Harbin Bank three months term from December 25, 2009 to March 24, 2010 bears a fixed interest rate of 6.504% per year	732,384	4,397,215

g) Loan payable to Harbin Bank one year term from February 25, 2008 to February 21, 2009 bears a fixed interest rate of 10.152% per year	-	4,397,215

h) Loan payable to Anhui Yiyang Metal Materials Co., Ltd one year term from November 1, 2008 to October 31, 2009 with interest to be accrued starting from January 1, 2009 at 30% above the prime rate set by Central Bank of China	-	5,862,954

i) Loan payable to Harbin Bank five months term from December 2, 2008 to April 28, 2009 bears a fixed interest rate of 6.752% per year	-	4,397,215

j) Loan payable to Harbin Bank one year term from December 9, 2008 to December 8, 2009 bears a fixed interest rate of 7.507% per year	-	1,465,738

Total	21,678,565	20,520,337

* The prime rate set by Central Bank of China as of December 31, 2009 was 5.31%.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 12. SHORT TERM LOANS (Continued)

The one-year short term loan of $4,394,304 between Harbin Xinda and Bank of Communications for the period of December 8, 2009 to December 8, 2010 is guaranteed by Mr. Han and his wife and secured by Xinda High-Tech’s pledge of its land use right and buildings and Harbin Xinda’s land use right, buildings and machinery as collateral to secure the loan.

The one-year short term loan of $1,464,768 between Harbin Xinda and Bank of Communications for the period of December 8, 2009 to December 8, 2010 is secured by Harbin Xinda pledging its machinery as collateral to secure the loan and guaranteed by Mr. Han and his wife.

The one-year short term loan of $4,394,304 between Harbin Xinda and Harbin Bank for the period of February 24, 2009 to February 23, 2010 was guaranteed by Mr. Han and his wife and Xinda High-Tech. Harbin Xinda and Xinda High-Tech pledged its equipment and machinery as collateral to secure the loan.

The one-year short term loan of $10,692,805 between Harbin Xinda and Harbin Bank for the period of April 3, 2009 to April 2, 2010 was secured by land use right and buildings of Yuxiang Real Estate Development controlled by Xinda High-Tech, a corporate guarantee from Xinda High-Tech and guaranteed by Mr. Han and his wife.

The three months short term loan of $732,384 between Harbin Xinda and Harbin Bank for the period of December 25, 2009 to March 24, 2010 was indirectly guaranteed by Xinda High-Tech.

Interest expense for the Company’s short term loans totaled $1,402,661 and $700,260 for the years ended December 31, 2009 and 2008, respectively.

The Company provided certain assets as collateral for the short-term bank loans, which were as follows:

Net book value	December 31, 2009 US$	December 31, 2008 US$
Land use right	241,945	247,517
Machinery and equipment	16,450,374	8,541,317
Plant and buildings	2,073,514	2,131,294
Cash	-	439,722
Accounts receivable	-	6,397,655
	18,765,833	17,757,505

Note 13. BANK ACCEPTANCE NOTES PAYABLE

The Company had bank acceptance notes payable in the amount of nil and $8,061,561 as of December 31, 2009 and 2008 respectively. The notes were guaranteed to be paid by the banks and usually for a short-term period of three (3) to six (6) months. The Company is required to maintain cash deposits at a minimum 40%-50% of the total balance of the notes payable with the banks, in order to ensure future credit availability.  The Company repaid the entirety of the bank acceptance notes payable in September  2009.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 14. INCOME TAXES

(a) Corporation Income Tax (“CIT”)

No provision for income tax for China XD Plastics and Favor Sea (US) has been made as they incurred losses for the years ended December 31, 2009 and 2008.

HK Engineering Plastics’ income is subject to taxation in Hong Kong at 16.5%.  No provision for Hong Kong income tax has been made as HK Engineering Plastics has had no assessable profit since its incorporation.

Favor Sea (BVI) is not subject to income tax in any tax jurisdiction.

The subsidiaries operating in the PRC are subject to income taxes as described below:-

Prior to January 1, 2008, Foreign Investment Enterprises were subject to the Foreign Enterprise Investment Income Tax (“FEIT”). Under that law, Foreign Investment Enterprises were generally subject to an income tax rate of 33% on all income, including foreign income. Qualified Foreign Investment Enterprises would receive a reduced national tax rate of 24% or 15%. Qualifying Foreign Investment Enterprises in the manufacturing sector were exempted from the FEIT for two years starting in the first year they became profitable, and received a 50% reduction in the FEIT for the subsequent three years, or a “two plus three” tax holiday. As such Harbin Xinda was exempt from paying the FEIT for 2007 and 2006.

Under the Enterprise Income Tax (“EIT,”) a uniform tax rate of 25% is applicable to both domestic and Foreign Investment Enterprises starting from January 1, 2008. For existing Foreign Investment Enterprises, the increased tax rate will be phased in. In addition to the rate increase, a majority of the favorable tax treatments currently enjoyed by Foreign Investment Entities are abolished, including the two plus three tax holiday, tax rate reductions relating to businesses located in specified regions of the country and income tax refunds for re-investments in China. Under the new law, Harbin Xinda is subject to the new tax rates and will lose the “two plus three” tax holiday that Harbin Xinda would have been entitled to under the old law.  However, as a recipient of the High-Technology Enterprise Certificate from the Chinese government, Harbin Xinda is entitled to a rebate of a portion of the EIT. This rebate will reduce Harbin Xinda’s effective EIT tax rate to 15% from January 1, 2008 to December 31, 2010.

Income for the Research Institute is exempt from income tax under the current tax laws in the PRC.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 14. INCOME TAXES (Continued)

Corporation Income Tax (“CIT”) (Continued)

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
			As restated
US statutory rates	34.00%		34.00%
Effect of tax rates in different jurisdiction	(27.56%	)	7.94%
Effect of non-deductible expenses	118.42%		-
Changes in valuation allowance	26.2%		-
Effect of tax exemption of PRC subsidiaries	(149.40%	)	(41.51%	)
Effective income tax rate	1.64%		0.43%

As of December 31, 2009, China XD Plastics and Favor Sea (US) had accumulated net operating loss carryforwards for United States federal tax purposes of approximately $658,006, that are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at December 31, 2009.  The net operating loss carryforwards expire in years 2027 through 2029.

As of December 31, 2009, deferred tax assets consist of:-

December 31, 2009
US$

Net operating loss carry forwards	223,722
Vested stock compensation	885,360
Less: valuation allowance	(1,109,082)
Net	-

(b) Value Added Tax (“VAT”)

Enterprises or individuals who sell commodities, engage in repairs and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with the PRC laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 15. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK

On December 1, 2009 (the “Closing Date”), China XD Plastics entered into a securities purchase agreement (the “Purchase Agreement”), with several investors, including institutional, accredited and non-US person and entities (the “Investors”), pursuant to which China XD Plastics sold units, comprised of 6% Series C convertible redeemable preferred stock, par value $0.0001 per share (the “Series C preferred stock”), and two  of warrants, for a purchase price of $4.60 per unit (the “December 2009 Financing”).  The Company sold 15,188 units in the aggregate, which included (i) 15,188 shares of Series C preferred stock, (ii) Series A warrants to purchase 1,320,696 shares of common stock at an exercise price of $5.50 per share with a five-year term, and (iii) Series B warrants to purchase 1,178,722 shares of common stock at an exercise price of $0.0001 with a five-year term.  Net proceeds were approximately $13,891,477, net of issuance costs of approximately $719,400 in cash and warrants to placement agent valued at $577,123.  Rodman Renshaw acted as placement agent and received (i) a placement fee in the amount equal to 5% of the gross proceeds and (ii) warrants to purchase up to 117,261 shares of common stock at an exercise price of $5.50, with a five-year term (“Placement Agent Warrants” and together with the Series A warrants and Series B warrants, the “Warrants” or “Investor Warrants”).

Key terms of the Series C preferred stock sold by the Company in December 2009 financing are summarized as follows:

Dividends

Dividends on the Series C preferred stock shall accrue and be cumulative from and after the issuance date.  For each outstanding share of Series C preferred stock, dividends are payable at the per annum rate of 6% of the liquidation preference amount of the Series C preferred stock.  Dividends are payable quarterly on the business day following the last business day of each December, June,  and September of each year (each, a “Dividend Payment Date”), and continuing until such stock is fully converted or redeemed.

Voting Rights

The Series C preferred stock holders are entitled to vote separately as a class on matters affecting the Series C preferred stock and with regard to certain corporate matters set forth in the Series C Certificate of Designation, so long as any shares of the Series C preferred stock remain outstanding. Holders of the Series C preferred stock are not, however, entitled to vote on general matters along with holders of common stock.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 15. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

Liquidation Preference

In the event of the liquidation event, the holders of the Series C preferred stock then outstanding shall be entitled to receive in cash out of the assets of the Company available for distribution to its stockholders, an amount equal to $1,000 per share of the Series C preferred stock, plus any accrued but unpaid dividends thereon, whether or not declared, together with any other dividends declared but unpaid thereon, as of the date of liquidation before any payment shall be made or any assets distributed to the holders of the common stock or any other junior stock. If upon the occurrence of liquidation, the assets thus distributed among the holders of the Series C preferred stock shall be insufficient to permit the payment to such holders of the full Series C preferred stock amount, then the entire assets of the Company legally available for distribution shall be distributed ratably among the holders of the Series C preferred stock.

Conversion Rights

i) Voluntary Conversion

At any time on or after the date of the initial issuance of the Series C preferred stock, the holder of any such shares of Series C preferred stock may, at such holder’s option, convert any whole number of preferred shares, plus the amount of any accrued but unpaid dividends per preferred share then remaining, into fully paid and nonassessable shares of common stock at the initial conversion price of $4.60 per share. The initial conversion price may be adjusted for stock splits and combinations, dividend and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets as stimulated in the Certification of Designations.

ii) Mandatory Redemption

If any preferred shares remain outstanding on the maturity date on December 1, 2012, the Company shall redeem such preferred shares in cash in an amount equal to the outstanding conversion amount for each such preferred share.

Conversion Restriction

Holders of the Series C preferred stock may not convert the preferred stock to common stock if the conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding shares of common stock. That limitation may be waived by a holder of the Series C preferred stock and an increase or decrease in the maximum percentage to any other percentage not in excess of 9.99% may be specified in such notice by sending a written notice to the Company on not less than 61 days prior to the date that they would like to waive the limitation.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 15. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

Registration Rights Agreement

In connection with the financing, the Company entered into a registration rights agreement (the “RRA”) with the investors in which the Company agreed to file a registration statement (the “Registration Statement”) with the SEC to register the shares of common stock underlying the Series C preferred stock and the Warrants, thirty (30) days after the closing of the financing.  The Company has agreed to use its best efforts to have the Registration Statement declared effective within 60 calendar days after filing, or 180 calendar days after filing in the event Cutback Shares are required and the Additional Registration Statement is required to cover Additional Registrable Securities.

The Company is required to keep the Registration Statement continuously effective under the Securities Act until such date as is the earlier of the date when all of the securities covered by that Registration Statement have been sold or the date on which such securities may be sold without any restriction pursuant to Rule 144 (the “Financing Effectiveness Period”).  The Company will pay liquidated damages of 2% of each holder’s initial investment in the Units sold in the Financing, payable in cash, if the Registration Statement is not filed or declared effective within the foregoing time periods or ceases to be effective prior to the expiration of the Financing Effectiveness Period.  In the event the Company fails to make Registration Delay Payments in a timely manner, such Registration Delay Payments shall bear interest at the rate of one and one-half percent (1.5%) per month (prorated for partial months) until paid in full. However, no liquidated damages shall be paid with respect to any securities being registered that the Company are not permitted to include in the Financing Registration Statement due to the SEC’s application of Rule 415.

The Company evaluated the contingent obligation related to the RRA liquidated damages in accordance with Financial Accounting Standards Board Staff Position No. EITF 00-19-2 “Accounting for Registration Payment Arrangements” which is now codified as FASB ASC 825-20, which requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, to be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”, which is now codified as FASB ASC 450.  The Company concluded that such obligation was not probable to incur based on the best information and facts available as of December 31, 2009.  Therefore, no contingent obligation related to the RRA liquidated damages was recognized as of December 31, 2009.

The Company’s registration statement filed with the SEC in connection with the issuance of Series C preferred stock was declared effective on February 19, 2010.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 15. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

Accounting for the Series C preferred stock

The Series C preferred stock is mandatorily redeemable on December 1, 2012, at a conversion amount equal to the stated value plus the additional amount.  The additional amount is a formula based on the 6% dividend rate and the time that the preferred stock is outstanding. The Company used the guidance of FASB ASC 480-10-S99, “Distinguishing Liabilities from Equity” which states that equity instruments with redemption features that are not solely within the control of the issuer to be classified temporary equity.  The Company’s Series C preferred stock is contingently redeemable as it is convertible until the end of the third anniversary.

Embedded Conversion Feature

FASB ASC 815 indicates that an embedded conversion features should be considered to be a derivative if the following criteria are met:

i)  The economic characteristics and risks differ between the host and embedded conversion feature. This condition, relative to our Series C preferred stock, is met because the preferred stock has a mandatory redemption feature at the discretion of the holders instead of the Company. Hence, the conversion feature is not clearly and closely related to the economic characteristics of the host contract. The embedded derivative (that is, the conversion option) must be separated from its host contract and accounted for as a derivative liability provided that the conversion option would, as a freestanding instrument, be a derivative instrument.

ii)  The contract that includes the host and the conversion feature is not re-measured at fair value. This condition is met because the contract (Series C preferred stock) is not to be re-measured at fair value.

iii)  A separate instrument with the same terms as the embedded conversion feature would be derivative as per paragraphs 6 of FASB ASC 815. Our review of paragraph 6 revealed that the embedded conversion feature without a host would be considered a derivative because the embedded conversion feature (1) has underlying and notional amounts (2) requires no initial net investments and (3) permits net settlement.

Based on the above considerations, the embedded conversion features related to our Series C preferred stock is a derivative that must be bifurcated from the host instrument and accounted for at fair value with changes in fair value recorded in earnings.

The Company calculated the fair value of the embedded conversion feature at December 1, 2009 to be $16,812,682 using the Black-Scholes option pricing model using the following assumptions:

•	risk free rate of return of 1.14%
•	volatility of 152.03%
•	dividend yield of 6.0%
•	expected term of 3 years

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 15. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

As of December 31, 2009, the total fair value of the embedded conversion feature was $18,798,059; therefore, the change of the total fair value of the embedded conversion feature of $1,985,377 was recorded in earnings for the year ended December 31, 2009.

Accounting for Warrants

The Warrants have an initial exercise price which is subject to adjustments in certain circumstances for stock splits, combinations, dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets, issuance of additional shares of common stock or equivalents.  The Warrants may not be exercised if it would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common shares.

The Company analyzed the Warrants in accordance with SFAS No. 133, which is now codified as FASB ASC 815, to determine whether the Warrants meet the definition of a derivative and, if so, whether the Warrants meet the scope exception of FASB ASC 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of FASB ASC 815.

The Company also considered the provisions of EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” which is now codified as FASB ASC 815-40, which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by FASB ASC 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

As a result of its interpretation of FASB ASC 815-40, the Company concluded that the Warrants issued in the December 2009 financing should be treated as a derivative liability because the Warrants are entitled to a price adjustment provision to allow the exercise price to be reduced in the event the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable exercise price or without consideration, which is typically referred to as a “Down-round protection” or “anti-dilution” provision.  According to FASB ASC 815-40, the “Down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which leads the Warrants to fail to be qualified as indexed to the Company’s own stock and then to fail to meet the scope exceptions of FASB ASC 815. Therefore, the Company accounted for the Warrants as derivative liabilities under FASB ASC 815.  Pursuant to FASB ASC 815, derivatives are measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 15. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

Series A warrants

The Company estimated the fair value of the Series A warrants using the Black Scholes option-pricing model and available information that management deems most relevant.

The Company calculated the fair value of the Series A warrants at December 1, 2009 (date of grant) to be $6,500,059 using the Black-Scholes option-pricing model using the following assumptions:

•	risk free rate of return of 2.03%
•	volatility of 152.03%
•	dividend yield of 6.0%
•	expected term of 5 years

The volatility of 152.03% was determined by taking the Company’s stock price from February 13, 2009 through November 13, 2009.  The Company believes that the stock price immediately after the reverse merger to February 12, 2009 remained constant. Moreover, the stock price was extremely volatile from November 14, 2009 to December 1, 2009, when it began trading on NASDAQ.

The re-measured fair value of the Series A warrants as of December 31, 2009 was approximately $7,248,903. The change in fair value of the Warrants of $748,844 was recorded in earnings for the year ended December 31, 2009.

Series B warrants

The Series B warrants will not be valued at the date of the agreement because the price is not known until the Price Reset Date.

Placement Agent Warrants

In accordance with Staff Accounting Bulletin Topic 5.A: “Miscellaneous Accounting-Expenses of Offering” which is now codified as FASB ASC 340-10-S99-1”, “specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering.”  In accordance with the SEC Accounting and Reporting Manual, “costs of issuing equity securities are charged directly to equity as deduction of the fair value assigned to shares issued.”  Accordingly, the Company concluded that the Placement Agent Warrants are directly attributable to the December 2009 financing.  If the Company had not issued the Placement Agent Warrants, the Company would have had to pay the same amount of cash as the fair value.  Therefore, the Company deducted the total fair value of the Placement Agent Warrants as of the commitment date, which was approximately $577,123, against the gross proceeds.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 15. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

Placement Agent Warrants (Continued)

Since the Placement Agent Warrants contain the same terms as the Investor Warrants, the Placement Agent Warrants are also entitled to the benefits of the “down-round protection” provisions, which means that the Placement Agent Warrants will also need to be accounted for as a derivative under FASB ASC 815 with changes in fair value recorded in earnings at each reporting period.  As of December 31, 2009, the total fair value of the Placement Agent Warrants was $643,610; therefore, the change of the total fair value of the Placement Agent Warrants of $66,487 was recorded in earnings for the year ended December 31, 2009.

The registered holders of the Investor and Placement Agent Warrants are entitled to purchase from the Company at any time or times on or after the date immediately after the six month anniversary until the sixty month anniversary after the issuance date.

Allocation of proceeds

The fair value of the embedded conversion feature and warrants of $23,312,741 was recorded as follows:-

i) the Company recorded a deemed preferred stock dividend of $13,891,477; and

ii) the excess of the fair values of the embedded conversion feature and warrants over the net proceeds received of $9,421,264 was charged to changes in fair value of warrants and embedded derivatives in the statement of income.

Note 16. STOCK-BASED COMPENSATION

The Company adopted the 2009 Stock Incentive Plan (the “2009 Plan”) on May 26, 2009, which reserved 7,800,000 shares of common stock for issuance. The 2009 Plan allows the Company to issue awards of incentive non-qualified stock options and stock bonuses to directors, officers, employees and consultants of the Company, which may be subject to restrictions. The Company applied FASB ASC 718 and related interpretations in accounting for the 2009 Plan. Compensation for services that a corporation receives under FASB ASC 718 through share-based compensation plans should be measured by the quoted market price of the stock at the grant date less the amount, if any, that the individual is required to pay.

Stock compensation expense recognized is based on awards expected to vest. The fair value of the stock compensation is amortized over the respective vesting period based on the terms of the employment or service agreements under which the stock was awarded. The fair value of the stock-based compensation expense amortized for the year ended December 31, 2009 and 2008 was $7,408,162 and $5,473,907, respectively.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 16. STOCK-BASED COMPENSATION (Continued)

A summary of the restricted stock unit activity is as follows:

	Restricted Stock Units		Weighted- Average Grant Date Price per Share		Aggregated Fair Market Value
	$		$		$
Balance at January 1 2008 and December 31, 2008		-		-
Granted		1,810,024		3.03	5,487,541
Vested		(868,000)		3.00	2,604,000

Balance at December 31, 2009 (granted but not yet vested)		942,024		3.06	2,883,541

A summary of share-based awards available for grant is as follows:

Restricted Stock Units
Balance at January 1, 2008 and December 31, 2008	-
Shares reserved	7,800,000
Granted	1,810,024
Balance at December 31, 2009 (available for grant)	5,989,976

Note 17. STOCKHOLDERS’ EQUITY

(a) Common Stock

Issuance of Common Stock

Prior to the reverse merger, China XD Plastics had 49,632,222 shares of common stock issued and outstanding at $.0001 per share. In connection with the reverse merger consummated on December 24, 2008, all of these outstanding shares were subject to a 124.1 for 1 reverse split for all record holders of China XD Plastics’ common stock on the date of December 31, 2008. The number of the post reverse-split of the original common stock outstanding was rounded up to 400,000 shares.

In consideration for the Merger, China XD Plastics issued 10 shares of the common stock and 1,000,000 shares of convertible Series A preferred stock to the shareholders of Favor Sea (BVI), and also 1,000,000 shares of Series B preferred stock to XD Engineering, the principal shareholder of Favor Sea (BVI). The 10 shares of the common stock issued to shareholders of Favor Sea BVI were converted into approximately 50,367,778 shares of the common stock of China XD Plastics prior to and approximately 405,802 post a reverse stock split of 124.1 for 1. The equity account of Favor Sea (BVI), prior to the merger date, has been retroactively restated so that the ending outstanding share balance as of the merger date is equal to the number of post reverse-split shares received in the merger.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 17. STOCKHOLDERS’ EQUITY (Continued)

As a part of the Merger Agreement effected on December 24, 2008, 1,000,000 shares of Series A preferred stock were automatically converted into 38,194,072 shares of common stock on April 20, 2009 after China XD Plastics’ effective filing to increase its authorized shares.

On June 5, 2009, China XD Plastics issued 1,790,000 common shares to some employees and consultants as stock compensation in connection with the services rendered or to be rendered by in 2009. Among these shares, 868,000 vested during the year and 922,000 will vest in 2010.

On September 2, 2009, the Company issued 20,024 common stocks to four independent directors in connection with the service agreements between China XD Plastics and the directors.  These shares will vest in 2010.

On November 16, 2009, a consultant exercised its warrants into 57,152 shares of common stocks (See (b) below).

As of December 31, 2009, there are 40,867,050 shares of common stock issued and outstanding. There are also 1,000,000 shares of Series B Preferred Stock issued and outstanding, and all of the issued and outstanding shares of Series B Preferred Stock have voting power equal to 40% of the total voting power of all of the issued and outstanding shares of the common stock.

On December 1, 2009 (the “Closing Date”), the Company entered into a securities purchase agreement (the “Purchase Agreement”), with several investors, including institutional, accredited and non-US person and entities (the “Investors”) (See Note 15).

(b) Warrants

On December 30, 2008, the Company issued warrants (“consultant warrants”) to purchase 66,667 shares of common stock to a consultant for certain services provided. The consultant warrants were exercisable at $1.50 per share from January 1, 2009 through December 30, 2010.  A total amount of $46,260 was recognized as an expense on the date the warrants were issued using the Black-Scholes option pricing model.

On November 16, 2009, the consultant exercised all of the consultant warrants under the cashless method into 57,152 shares of common stock.

Note 18.  SIGNIFICANT CONCENTRATION

Two (2) major vendors provided approximately 99% of the Company’s purchases of raw materials for the year ended December 31, 2009, with each vendor individually accounting for approximately 50% and 49%, respectively. Two (2) vendors provided approximately 96% of the Company’s purchase of raw materials for the year ended December 31, 2008, with each vendor individually accounting for approximately 66% and 30%, respectively.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 18.  SIGNIFICANT CONCENTRATION (Continued)

The advance to one of the vendors was $19,629,245 and $12,060,537 as of December 31, 2009 and 2008, respectively.

Sales to one major distributor accounted for approximately 83% and 81% of the Company’s sales for the years ended December 31, 2009 and 2008, respectively.

Note 19. EARNINGS PER SHARE

Earnings per share for the years ended December 31, 2009 and 2008 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with FASB ASC 260.

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the years presented:

	December 31, 2009	December 31, 2008
	US$	US$
Income available to common stockholders		Restated

Net income	4,023,266	8,213,583
Less: dividends to Series C preferred stockholder	(77,396)	-
Deemed Series C preferred stock dividends	(13,891,477)	-
Adjusted income (loss) attributable to common stockholders	(9,945,607)	8,213,583

Weighted average shares outstanding – Basic	27,789,044	414,569

Weighted average shares outstanding – Basic	27,789,044	414,569
Effect of diluted securities – Series A preferred stock	-	38,194,072
Weighted average shares outstanding – Diluted	27,789,044	38,608,641
Earnings (loss) per share
Basic EPS	(0.36)	19.81
Diluted EPS	(0.36)	0.21

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 20. COMMITMENTS AND CONTINGENCIES

As of December 31, 2009, the Company leased buildings and facilities in Harbin and the lease will expire on April 30, 2012. Rental expenses for the years ended December 31, 2009 and December 31, 2008 amounted to $292,954 and $119,945, respectively. The rental expenses are included in general and administrative expenses.

As of December 31, 2009, the Company rented office and quarter in the U.S. and the leases will expire on November 30, 2010 and March 2, 2010, respectively. Rental expenses for the years ended December 31, 2009 and December 31, 2008 amounted to $72,779 and nil, respectively.

The future minimum lease payments under the above mentioned leases as of December 31, 2009 are as follows:

December 31, 2009
US$
2010	364,044
2011	292,954
2012	98,139
Total	755,137

As of December 31, 2009, HK Engineering Plastics had a commitment in respect of capital contribution to Harbin Xinda of approximately $16,000,000 (RMB109,190,000), which has to be repaid by December 3, 2011.

Note 21. STATUTORY SURPLUS RESERVE FUND

Under PRC regulations, all subsidiaries in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP.  In addition, these subsidiaries are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of their registered capital.  The statutory reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses.  The PRC subsidiaries began the appropriation in 2009.  Appropriation to statutory surplus reserve fund in 2009 amounted to $2,471,007.

Note 22. FAIR VALUE MEASUREMENT

FASB ASC 820 “Fair Value Measurements and Disclosures” introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  FASB ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note 22. FAIR VALUE MEASUREMENT (Continued)

There are three levels of inputs that may be used to measure fair value:

Level 1 -	Quoted prices in active markets for identical assets or liabilities.

Level 2 -
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of December 31, 2009
Description	Total	Level 1	Level 2	Level 3
	US$	US$	US$	US$
Common stock warrant purchase liabilities	7,892,513	-	7,892,513 18,798,059	-
Embedded conversion feature liabilities	18,798,059	-		-
Total	26,690,572	-	26,690,572	-

Note 23. SUBSEQUENT EVENTS

Cash Dividend to Holders of Series C Preferred Stock

Pursuant to the terms in the Certificate of Designation of Series C preferred stock, the Company records a cash dividend of $18 per common share payable upon conversion of Series C preferred stock by its holder anytime after the issuance date. As of April 5, 2010, 14,436 out of total issued and outstanding 15,188 shares of Series C preferred stock have been converted into 3,138,261 common shares and the Company has made cash dividend payment of $1,621,433 to the holders who converted their preferred shares.