Form 10-K/A
period 2009-12-31
China XD Plastics Co Ltd
filed 2010-05-05
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to China XD Plastics Company Lmited’s (the “Company”) Annual Report on Form 10−K for the year ended December 31, 2009 is being made to provide the reissued Report of Independent Registered Public Accounting Firm from the Company’s predecessor auditor, Bagell Josephs, Levine & Company, LLC and the Report of Independent Registered Accounting Firm of the Company’s current auditor, Moore Stephens Hong Kong. This Form 10-K/A also corrects the reference error made in Part III, Item 15—Exhibits, Financial Statement Schedules. No other information included in the original Form 10−K is amended hereby. For convenience and ease of reference, the Company is filing the Annual Report in its entirety with applicable changes. Unless otherwise stated, all information contained in this amendment is as of April 14, 2010, the filing date of the original Annual Report. Except as stated herein, this Form 10−K/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Annual Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Annual Report other than as set forth above is amended hereby. Currently dated certifications from our Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this amendment.

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
(2) Services in connection with the preparation of tax returns and the provision of tax advice.
(3) Services related to other miscellaneous securities filings

All (100%) of the fees described above were approved by our Board of Directors.

Item 15.	Exhibits, Financial Statement Schedules

Exhibit No.	Description of Exhibit	Footnote
3.1	Certificate of Incorporation	(1)

3.2	Amended and Restated Certificate of Incorporation	(1)

3.3	By-laws	(1)

3.4	Certificate of Designation for Series C Convertible Preferred Stock

4.0	Stock Certificate	(1)

4.1	2009 Stock Option Plan	(5)

4.2	Form of Series A Warrant	(7)

4.3	Form of Series B Warrant	(7)

10.1	Agreement and Plan of Merger dated December 24, 2008 among the Company and the shareholders of Favor Sea Limited	(2)

10.2	Designation Certificate of Series A Preferred Stock	(2)

10.3	Designation Certificate of Series B Preferred Stock	(2)

10.4	Asset Purchase Agreement dated September 20, 2008 between Harbin Xinda Macromolecule Material Co., Ltd. and Harbin Xinda High-Tech Co., Ltd.	(2)

10.5	First Amendment to the Asset Purchase Agreement dated September 20, 2008	(3)

10.6	Termination Agreement by and between Harbin Xinda Macromolecule Material Co., Ltd. and Xinda High-Tech Co., Ltd. dated as of May 1, 2009	(4)

10.7	Lease Agreement dated May 1, 2009	(4)

10.8	Securities Purchase Agreement dated November 27, 2009	(7)

10.9	Registration Rights Agreement dated November 27, 2009	(7)

10.10	Form of Lock-Up Agreement	(7)

16.1	Letter, dated December 31, 2008, from Robison, Hill & Co. to the Securities and Exchange Commission (2)

16.2	Letter, dated November 4, 2009 from Bagell Josephs Levine & Company, LLC, to the Securities and Exchange Commission (6)

21.1	Subsidiaries of Registrant (9)

23.1	Consent of Bagell Josephs, Levine & Company, LLC, Independent Auditors (7)

23.2	Consent of Bagell Josephs, Levine & Company, LLC, Independent Auditors (8)

31.1	Certification of Principal Executive Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer and Principal Financial Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002 *

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to the Company’s registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006, and incorporated herein by this reference.

(2)	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 31, 2008, and incorporated herein by this reference.

(3)	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on February 27, 2009, and incorporated herein by this reference.

(4)	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on May 1, 2009, and incorporated herein by this reference.

(5)	Filed as an exhibit to the Company’s registration statement on Form S-8, as filed with the Securities and Exchange Commission on May 29, 2009, and incorporated herein by this reference.

(6)	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 6, 2009, and incorporated herein by this reference.

(7)	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009, and incorporated herein by this reference.

(8)	Filed as an exhibit to the Company’s registration statement on Form S-3, as filed with the Securities and Exchange Commission on December 24, 2009, and incorporated herein by this reference.

(9)	Filed as an exhibit to the Company's annual report of Form 10-K, as filed with the Securities and Exchange Commission on December 24, 2009, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2010

China XD Plastics Company Limited

/s/ Jie Han
Jie Han
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Jie Han	Chairman/Chief Executive Officer	May 5, 2010
Jie Han	(Principal Executive Officer and Director)

/s/ Taylor Zhang	Chief Financial Officer	May 5, 2010
Taylor Zhang	(Principal Financial and Accounting Officer)

*	Director	May 5, 2010
Qingwei Ma

*	Director	May 5, 2010
Lawrence Leighton

*	Director	May 5, 2010
Cosimo Patti

*	Director	May 5, 2010
Yong Jin

*	Director	May 5, 2010
Linyuan Zhai

* /s/ Jie Han
Jie Han, as attorney-in-fact

Notes to Consolidated Financial Statements	F-8 to F-43

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of China XD Plastics Company Limited

We have audited the accompanying consolidated balance sheet of China XD Plastics Company Limited and subsidiaries (the "Company") as of December 31, 2009, and the related consolidated statements of income and other comprehensive income, changes in stockholders' equity and cash flows for the year then ended, as well as the effect of the adjustment for the correction of the error described in Note 3 as of and for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We were not engaged to audit, review, or apply any procedures to the consolidated financial statements of the Company for the year ended December 31, 2008 other than with respect to the aforementioned adjustment and, accordingly, we do not express an opinion or any other form of assurance on the consolidated financial statements for the year ended December 31, 2008, taken as a whole. The financial statements of the Company as of December 31, 2008, and for the year then ended, before the effects of the adjustment for the correction of the error described in Note 3, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 9, 2009.

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
Hong Kong
April 14, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of China XD Plastics Company Ltd (Formerly NB Telecom, Inc)

We have audited, before the effects of the restatement described in Note 3, the consolidated balance sheet of China XD Plastics Company Ltd (formerly NB Telecom, Inc) as of December 31, 2008 and the related consolidated statements of income and other comprehensive income, changes in stockholders' equity, and cash flows for the year ended December 31, 2008. China XD Plastics Company Ltd's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 3, present fairly, in all material respects, the financial position of China XD Plastics Company Ltd as of December 31, 2008 and the results of its operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the restatement described in Note 3, and, accordingly, we do not express an opinion or any other form of assurance about whether such restatement is appropriate and has been properly applied. The restatement was audited by Moore Stephens.

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