Form 10-Q
period 2010-03-31
China XD Plastics Co Ltd
filed 2010-05-12
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________to ___________

000-53131
(Commission file number)

CHINA XD PLASTICS COMPANY LIMITED
(Exact name of registrant as specified in its charter)

Nevada	04-3836208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

No. 9 Qinling Road, Yingbin Road Centralized Industrial Park Harbin Development Zone, Heilongjiang, the People’s Republic of China 150078
 (Address of principal executive offices)

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

As of May 7, 2010, there were 44,007,589 issued and outstanding shares of the issuer’s common stock.

CHINA XD PLASTICS COMPANY LIMITED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
CHINA XD PLASTICS COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31, 2010	December 31, 2009
	Note	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents		$5,128,234	$6,850,784
Restricted cash	3	8,790,075	-
Notes receivable		449,747	407,487
Accounts receivable - net of allowance for doubtful receivables of
$166,123 and $166,095, respectively	4	14,218,223	8,558,172
Prepaid expenses and other receivables		238,083	253,172
Inventories	5	21,713,157	18,371,485
Advances to employees	6	541,558	512,745
Advances to suppliers		20,308,122	20,245,861
Taxes receivable		-	406,755

Total current assets		71,387,199	55,606,461

Property, plant and equipment, net	7	30,253,614	31,083,389

Other assets:
Intangible assets, net	8	240,592	241,945

Total assets		$101,881,405	$86,931,795

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short term loans	10	$21,242,682	$21,678,565
Bank acceptance notes payable	11	5,860,050	-
Accounts payable		4,509,532	1,258,459
Other payables		342,241	714,504
Accrued expenses		306,797	648,358
Taxes payable		19,912	4,134
Due to related parties	9	100,394	148,397
Deferred revenue		174,641	300,296
Dividends payable		983,250	77,396

Total current liabilities		33,539,499	24,830,109
Other liabilities
Common stock warrant purchase liabilities	13	6,183,046	7,892,513
Embedded conversion feature liabilities	13	712,915	18,798,059

Total other liabilities		6,895,961	26,690,572

Total liabilities		40,435,460	51,520,681

Series C convertible redeemable preferred stock: 752 and 15,188 shares issued and outstanding
as of March 31, 2010 and December 31, 2009, respectively	13	687,821	13,891,477

Commitments and contingencies	18

Stockholders' equity

Series B Preferred Stock, $0.0001 par value, 50,000,000 shares authorized,
1,000,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009	15	100	100
Common Stock, $0.0001 par value, 500,000,000 shares authorized, 44,007,589 and 40,867,050
shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	15	4,401	4,087
Additional paid-in-capital		43,982,642	15,360,949
Retained earnings		12,759,456	2,160,621
Statutory surplus reserve fund		2,471,007	2,471,007
Accumulated other comprehensive income		1,540,518	1,522,873

Total stockholders' equity		60,758,124	21,519,637

Total liabilities and stockholders' equity		$101,881,405	$86,931,795

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

		For the Three Months Ended March 31,
	Note	2010	2009

Sales		$50,036,431	$26,391,889

Cost of sales		(38,139,725)	(20,635,575)

Gross profit		11,896,706	5,756,314

Operating expenses
Research and development expenses		1,505,172	289,155
Selling expenses		91,379	45,651
General and administrative expenses		1,901,006	1,045,929
Total operating expenses		3,497,557	1,380,735

Operating income		8,399,149	4,375,579

Other income (expenses)
Interest income (expenses)		(406,039)	(355,606)
Other income		6,561	-
Other expense		(16,237)	(644)
Changes in fair value of warrants and embedded derivatives	13	5,121,654	-
Total other income (expense)		4,705,939	(356,250)

Income before income taxes		13,105,088	4,019,329

Provision for income taxes	12	(22,732)	(2,685)

Net income		$13,082,356	$4,016,644

Other comprehensive income (loss)
Foreign currency translation adjustment		17,645	(37,617)

Comprehensive income		$13,100,001	$3,979,027

Net income		$13,082,356	$4,016,644

Dividend to Series C preferred stockholders		$(2,560,916)	$-

Net income attributable to common shareholders		10,521,440	4,016,644

Basic and diluted earnings per common share
Basic	17	$0.26	$4.98
Diluted	17	$0.25	$0.10

Weighted average common share outstanding
Basic	17	41,178,249	805,802
Diluted	17	41,612,074	38,999,874

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months ended
	March 31,
	2010	2009

Cash flows from operating activities
Net income	$13,082,356	$4,016,644
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	830,162	445,890
Stock-based compensation expense	745,394	-
Change in fair value of warrants and derivative liabilities	(5,121,654)	-
Allowance for doubtful receivables	28	-
Loss on disposals of property, plant and equipment	14,836	-
Changes in assets and liabilities:
(Increase)decrease in -
Restricted cash	(8,788,043)	(702,135)
Notes receivables	(42,183)	251,150
Accounts receivable and other receivables	(5,657,496)	5,352,875
Prepaid expenses	106,643	-
Inventories	(3,337,831)	(3,130,573)
Advances to employees	(120,090)	(125,875)
Advances to suppliers	(58,867)	2,743,624
Taxes receivable	406,729	-
Deferred charge	-	(68,873)
Increase (decrease) in -
Accounts payable and other payables	2,877,856	277,662
Accrued expenses	(341,577)	(423,476)
Taxes payable	15,774	114,212
Deferred revenue	(125,675)	(3,183,553)

Net cash provided by (used in) operating activities	(5,513,638)	5,567,572

Cash flows from investing activities
Purchase of property, plant and equipment	(24,561)	(29,175)
Proceeds from sales of property, plant and equipment	15,722	-
Repayment to related party	-	(10,616)

Net cash used in investing activities	(8,839)	(39,791)

Cash flows from financing activities
Dividends paid	(1,577,666)	-
Repayment of short term loans	(439,402)	(2,194,173)
Proceeds from bank acceptance notes	5,858,695	1,755,338
Repayment of related party loans	(142,722)	(7,098,504)
Proceeds from related party loan	100,394	-

Net cash provided by (used in) financing activities	3,799,299	(7,537,339)

Effect of exchange rate changes on cash and cash equivalents	628	(6,945)

Net decrease in cash and cash equivalents	(1,722,550)	(2,016,503)

Cash and cash equivalents, beginning of period	6,850,784	3,869,035

Cash and cash equivalents, end of period	$5,128,234	$1,852,532

Supplemental disclosures of cash flow information:

Interest paid	$387,372	$356,188
Income taxes paid	$66,227	$8,864

Non-cash investing and financing activities:
Embedded conversion feature reclassified to equity upon conversion	$14,672,957	$-
Preferred stock converted to common stock	$13,203,656	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

China XD Plastics issued 10 shares of common stock which constituted no more than 10% ownership interest in China XD Plastics and 1,000,000 shares of convertible Series A preferred stock of China XD Plastics to the shareholders of Favor Sea (BVI), and also 1,000,000 shares of Series B preferred stock to XD Engineering Plastics Company Limited (“XD Engineering”), a British Virgin Islands corporation, the principal shareholder of Favor Sea (BVI), in exchange for all of the outstanding stock of Favor Sea (BVI) (the “Share Exchange” or “Merger”). The 10 shares of common stock were converted into approximately 50,367,778 shares of the common stock of NB Telecom prior to and approximately 405,802 post a reverse stock split of 124.1 for 1 pursuant to Nevada Revised Statutes Section 78.207 for both the total number of authorized shares of common stock and the total number of issued and outstanding shares of common stock (“Reverse Split”), and the 1,000,000 shares of convertible Series A preferred stock of NB Telecom shall convert approximately at a rate of 1:38.2 into 38,194,072 shares of the common stock of NB Telecom after the completion of the Merger so that eventually the shareholders of Favor Sea (BVI) own approximately 99% of the common stock of NB Telecom.

•
The record date for the Reverse Split was set for December 31, 2008. The record holders of NB Telecom’s common stock on the date of December 31, 2008 should be subject to a 124.1:1 reverse split with fractional shares to be rounded up to one hundred round lot, with the round-up shares to be deducted from certain designated shareholders by NB Telecom.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements for the three months ended March 31, 2010 and 2009 include the accounts of China XD Plastics, Favor Sea (BVI), Favor Sea (US), HK Engineering Plastics, Harbin Xinda and the Research Institute, collectively referred to as the “Company”. The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  All significant inter-company balances and transactions are eliminated in consolidation.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of March 31, 2010 and December 31, 2009, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable consist primarily of receivables resulting from sales of products, and are stated at net realizable value.

Allowance for Doubtful Receivables

The Company recognizes an allowance for doubtful receivables to ensure accounts and other receivables are not overstated due to uncollectability.  Allowance for doubtful receivables is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.  An additional allowance for individual accounts is recorded when the Company becomes aware of a customer’s or other debtor’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s or other debtor’s operating results or financial position. If circumstances related to customers or debtors change, estimates of the recoverability of receivables would be further adjusted (See Note 4).

Inventories

Inventories comprise raw materials, packing materials, work in progress and finished goods. Inventories are valued at the lower of cost or market with cost determined by the weighted average method. Management periodically compares the cost of inventories with the market value and an allowance is made to write down the inventories to their respective market values, if lower than cost. No allowance for inventories was considered necessary for the three months ended March 31, 2010 and 2009.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

Management estimates that property, plant and equipment have a 5% residual value.  The estimated useful lives are as follows:-

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

Advances to Suppliers

Advances to suppliers represent payments made and recorded in advance for goods and services. The Company makes advance payments to raw materials suppliers. In order to maintain a long-term relationship with the suppliers, the Company frequently makes advance payments from one and a half months to three months ahead. The advances to suppliers were $20,308,122 and $20,245,861 as of March 31, 2010 and December 31, 2009, respectively.

Impairment of Long-lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets.   If the carrying amounts of assets exceed their estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amounts of the assets exceed the fair value of the assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss was recorded for the three months ended March 31, 2010 and 2009, respectively.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of March 31, 2010 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of March 31, 2010, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Under current PRC tax laws, 10% withholding tax is imposed in respect to distributions paid to foreign owners.  As the subsidiaries in the PRC have no intention to pay dividends in the foreseeable future, no withholding tax on undistributed earnings has been accrued as of March 31, 2010.

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

Research and Development Expenses

Research and development expenses are costs associated with developing the Company’s intellectual property. Research and development costs are expensed as incurred. The costs of equipment that are acquired or constructed for research and development activities and have alternative future uses are classified as plant and equipment and depreciated over their estimated useful lives. The research and development expenses for the three months ended March 31, 2010 and 2009 were $1,505,172 and $289,155, respectively.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company does not require collateral or other security to support these receivables.  The Company conducts periodic reviews of its customers' financial condition and customer payment practices to minimize collection risk on accounts receivable.  As of March 31, 2010 and December 31, 2009, the Company had credit risk exposure of uninsured cash in banks of approximately $13,918,309 and $6,850,784, respectively.

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

Foreign Currency Translation

The functional currency of the Company is Renminbi, and its reporting currency is U.S. dollars.  In accordance with SFAS No. 52, “Foreign Currency Translation” which is now codified as FASB ASC 830 “Foreign Currency Matters”, the Company’s balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise.  Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the consolidated statement of income as incurred.

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standard Update No.2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which amends ASC 820 to add new requirements for disclosures related to amounts transferred into and out of Level 1 and 2 fair value measurements as well as separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements. ASU 2010-06 also clarifies existing fair value disclosure requirements related to the level of disaggregation and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for this quarter, except for the separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010.

The adoption of this guidance did not have a material impact on its results of operations or cash flows.

Note 3. RESTRICTED CASH

As of March 31, 2010 and December 31, 2009, the Company had restricted cash of $8,790,075 and nil. The Company’s lenders require the Company to maintain with the lending banks a cash balance of a minimum of 50% of the balance of the bank acceptance notes payable (See Note 11) as collateral for the Company’s obligations to the lenders.  The Company maintained a cash balance of $8,790,075 for bank acceptance notes with the lending banks.

Note 4. ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables resulting from sales of products during the normal course of business. Accounts receivable as of March 31, 2010 and December 31 2009 amounted to $14,218,223 and $8,558,172, respectively.

The Company collaborates directly with its end users on new product development, product certifications and post-sales support. Sales contracts are usually signed directly between the Company and its end users. Due to the nature of this industry, the Company also regularly uses distributors to sell its products to various end users. This arrangement can greatly assist to ensure timely collections of its accounts receivable and reduce its selling and administrative costs.  The Company believes that all of the accounts receivable outstanding from these distributors are collectible (See Note 16).

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

Note 4. ACCOUNTS RECEIVABLE (Continued)

The changes in allowance for doubtful receivables are summarized as follows:

	As of
	March 31, 2010	December 31, 2009
	US$	US$

Beginning balance	166,095	99,669

Additions	28	66,426

Ending balance	166,123	166,095

The allowance for doubtful receivables was recorded in general and administrative expenses.

Note 5. INVENTORIES

Inventories consist of the following:

	As of
	March 31, 2010	December 31, 2009
	US$	US$

Raw materials	7,846,216	5,760,957
Work-in-progress	578,724	12,030,860
Finished goods	13,273,665	570,701
Packing supplies	14,552	8,967
Total	21,713,157	18,371,485

No allowance for inventories was made for the three months ended March 31, 2010 and 2009.

Note 6. ADVANCES TO EMPLOYEES

Advances to employees represent cash advances to employees to purchase raw materials or equipment and other supplies for normal business purposes. The balance also included the proceeds receivable from employees in regard to company automobiles sold to them in 2009. Advances to employees as of March 31, 2010 and December 31, 2009 amounted to $541,558 and $512,745, respectively.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

Note 7. PROPERTY, PLANT AND EQUIPMENT, NET

The details of property, plant and equipment are as follows:

	As of
	March 31, 2010	December 31, 2009
	US$	US$

Machinery and equipment	30,444,269	30,455,968
Automobiles	401,796	402,690
Plant and buildings	3,893,340	3,863,746
Total	34,739,405	34,722,404
Less: accumulated depreciation	(4,485,791)	(3,667,959)

Construction in progress	-	28,944
Total	30,253,614	31,083,389

Depreciation expense for the three months ended March 31, 2010 and 2009 was $828,769 and $444,499, respectively. Certain property, plant and equipment have been pledged for short term loans (See Note 10).

Note 8.   INTANGIBLE ASSET

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

Net intangible asset as of March 31, 2010 and December 31, 2009 was as follows:

	As of
	March 31, 2010	December 31, 2009
	US$	US$

Land use right	267,531	267,486
Less: accumulated amortization	(26,939)	(25,541)
Total	240,592	241,945

Amortization expense for the three months ended March 31, 2010 and 2009 amounted to $1,393 and $1,391, respectively.  Amortization expenses for the next five years amount to approximately $5,500 each year. The land use right has been pledged for short term loans (See Note 10).

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)
Note 9.  RELATED PARTY TRANSACTIONS

Amounts due to affiliates are as follows:

	As of
	March 31, 2010	December 31, 2009
	US$	US$

Harbin Xinda High-Tech Co., Ltd. (“Xinda High-tech)	-	148,397
Ms. Piao	100,394	-
Total	100,394	148,397

Prior to the reverse merger, Ms. Piao owned 100% of Favor Sea (BVI) indirectly via XD Engineering, the former sole shareholder of Favor Sea (BVI).  Xinda Hi-Tech is an affiliated company owned by the spouse of Mr. Han, who was the major shareholder of Harbin Xinda before the ownership was transferred to HK Engineering Plastics (See Note 10).

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

Prior to signing of the above-mentioned Agreement, the Company rented the buildings and equipment of Xinda High-Tech for the purpose of its production expansion. The lease term was from May 1, 2008 to April 30, 2011. The lease payment was for a total of RMB2,000,000 per year. The lease contract was cancelled when Harbin Xinda and Xinda High-Tech rescinded the Agreement on May 1, 2009 and at the same time, Harbin Xinda and Xinda High-Tech re-signed a new lease agreement for the office and factory space at No. 9 Dalian North Road, Haping Road Centralized District, Harbin Development Zone, Harbin, Heilongjiang, China. The leased space is 23,893.53 square meters and the term of the lease is from May 1, 2009 to April 30, 2012. The lease payment remains at RMB2,000,000 per year. In the three months ended March 31, 2010 and 2009, the Company recorded $73,234 and $73,139, respectively, for the rent expenses (See Note 18).

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

Note 10. SHORT TERM LOANS

The short-term loans include the following:

	As of
	March 31, 2010	December 31, 2009
	US$	US$
a) Loan payable to Bank of Communications one year term from December 8, 2009 to December 8, 2010 bears interest of 10% above the prime rate* set by Central Bank of China	4,395,038	4,394,304

b) Loan payable to Bank of Communications one year term from December 8, 2009 to December 8, 2010 bears interest of 10% above the prime rate* set by Central Bank of China	1,465,012	1,464,768

c) Loan payable to Harbin Bank one year term from February 24, 2009 to February 23, 2010 bears a fixed interest rate of 7.124% per year	-	4,394,304

d) Loan payable to Harbin Bank one year term from April 3, 2009 to April 2, 2010 bears a fixed interest rate of 7.124% per year	-	10,692,805

e) Loan payable to Harbin Bank three months term from March 30, 2010 to June 30, 2010 bears a fixed interest rate of 5.265% per year	732,506	-

f) Loan payable to Harbin Bank three months term from December 25, 2009 to March 24, 2010 bears a fixed interest rate of 6.504% per year	-	732,384

g) Loan payable to Longjiang Bank one year term from February 22, 2010 to February 21, 2011 bears a fixed interest rate of 5.441% per year	4,395,038	-

h) Loan payable to Longjiang Bank one year term from February 22, 2010 to February 21, 2011 bears a fixed interest rate of 5.441% per year	4,395,038	-

i) Loan payable to Longjiang Bank three months term from March 15, 2010 to June 14, 2010 bears a fixed interest rate of 4.970% per year	5,860,050	-

Total	21,242,682	21,678,565

* The prime rate set by Central Bank of China as of March 31, 2010 was 5.31%.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)
Note 10. SHORT TERM LOANS (Continued)

The one-year short term loan of $4,395,038 between Harbin Xinda and Bank of Communications for the period of December 8, 2009 to December 8, 2010 is guaranteed by Mr. Han and his wife and secured by Xinda High-Tech’s pledge of its land use right and buildings and Harbin Xinda’s land use right, buildings and machinery as collateral to secure the loan (See Note 9).

The one-year short term loan of $1,465,012 between Harbin Xinda and Bank of Communications for the period of December 8, 2009 to December 8, 2010 is secured by Harbin Xinda pledging certain of its machineries as collateral to secure the loan and guaranteed by Mr. Han and his wife.

The two one-year short term loans of $4,395,038 each, between Harbin Xinda and Longjiang Bank for the period of February 22, 2010 to February 21, 2011 are secured by Harbin Xinda pledging certain of its machineries as collateral to secure the loans.

The three months short term loan of $5,860,050 between Harbin Xinda and Longjiang Bank for the period of March 15, 2010 to June 14, 2010 is guaranteed by Xinda High-Tech (See Note 9).

The three months short term loan of $732,506 between Harbin Xinda and Harbin Bank for the period of March 30, 2010 to June 30, 2010 is guaranteed by Xinda High-Tech (See Note 9).

Interest expense for the Company’s short term loans totaled $387,372 and $356,188 for the three months ended March 31, 2010 and 2009, respectively.

Note 11. BANK ACCEPTANCE NOTES PAYABLE

The Company had bank acceptance notes payable in the amount of $5,860,050 and nil as of March 31, 2010 and December 31, 2009, respectively. The notes were guaranteed to be paid by the banks and usually for a short-term period of three (3) to six (6) months. The Company is required to maintain cash deposits at a minimum of 50% of the total balance of the notes payable with the banks, in order to ensure future credit availability.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

Note 12. INCOME TAXES

(a) Corporation Income Tax (“CIT”)

No provision for income tax for China XD Plastics and Favor Sea (US) has been made as they incurred losses for the three months ended March 31, 2010 and 2009.

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

Note 12. INCOME TAXES (Continued)

Corporation Income Tax (“CIT”) (Continued)

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended March 31, 2010 and 2009:

	March 31, 2010		March 31, 2009

US statutory rates	34.00%		34.00%
Effect of tax rates in different jurisdiction	(6.18%	)	(9.00%	)
Effect of non-deductible expenses	(11.53%	)	-
Changes in valuation allowance	0.99%		-
Effect of tax exemption of PRC subsidiaries	(17.11%	)	(24.94%	)

Effective income tax rate	0.17%		0.06%

As of March 31, 2010, China XD Plastics and Favor Sea (US) had accumulated net operating loss carryforwards for United States federal tax purposes of approximately $1,239,116, that are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at March 31, 2010.  The net operating loss carryforwards expire in years 2027 through 2030.

As of March 31, 2010, deferred tax assets consist of:

March 31, 2010
US$

Net operating loss carry forwards	1,239,116
Less: valuation allowance	(1,239,116)

Net	-

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

Note 13. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK

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

Key terms of the Series C preferred stock sold by the Company in December 2009 financing are summarized as follows:

Dividends

Dividends on the Series C preferred stock shall accrue and be cumulative from and after the issuance date.  For each outstanding share of Series C preferred stock, dividends are payable at the per annum rate of 6% of the liquidation preference amount of the Series C preferred stock.  Dividends are payable quarterly on the business day following the last business day of each December, June,  and September of each year (each, a “Dividend Payment Date”), and continuing until such stock is fully converted or redeemed. Preferred stock holders are entitled to convert any unpaid dividends per preferred stock then remaining, into fully paid and nonassessable shares of common stock at a mutually agreed conversion rate.

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

Note 13. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

Note 13. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

Note 13. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

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

Embedded Conversion Feature

FASB ASC 815 indicates that an embedded conversion feature should be considered to be a derivative if the following criteria are met:

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

During the three months ended March 31, 2010, 14,436 out of total 15,188 shares of Series C preferred stock were converted into 3,138,261 shares of common stocks. The conversion of Series C preferred stock resulted in a fair value gain of $3,194,337 recorded in earnings and a credit of $14,672,957 to additional paid-in capital during the three months ended March 31, 2010.

The Company calculated the fair value of the embedded conversion feature at March 31, 2010 to be $712,915 using the Black-Scholes option pricing model using the following assumptions:

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

Note 13. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

•	risk free rate of return of 1.60%
•	volatility of 156.16%
•	dividend yield of 6.0%
•	expected term of 2.67 years

The fair value gain of the embedded conversion feature of $217,850 was recorded in earnings.

The movements of embedded conversion feature are summarized as follows:-

US$
Issuance of preferred stock on December 1, 2009	16,812,682

Adjustment to fair value change	1,985,377

Balance as of December 31, 2009 and January 1, 2010	18,798,059

Conversion of preferred stock to common shares	(14,672,957)

Adjustment to fair value change upon conversion	(3,194,337)

Balance as of March 31, 2010	712,915

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

Note 13. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

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

The Company calculated the fair value of the Series A warrants at March 31, 2010 to be $5,678,837, compared to the fair value of $7,248,903 as of December 31, 2009, using the Black-Scholes option-pricing model with the following assumptions:

•	risk free rate of return of 2.55%
•	volatility of 156.16%
•	dividend yield of 6.0%
•	expected term of 4.67 years

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

Note 13. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

The volatility of 156.16% was determined by taking the Company’s stock price from February 13, 2009 through November 13, 2009 and December 2, 2009 through March 31, 2010.  The Company believes that the stock price immediately after the reverse merger to February 12, 2009 remained constant. Moreover, the stock price was extremely volatile from November 14, 2009 to December 1, 2009, when it began trading on NASDAQ.

The change in fair value of the Warrants of $1,570,066 was recorded in earnings for the three months ended March 31, 2010.

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

Since the Placement Agent Warrants contain the same terms as the Investor Warrants, the Placement Agent Warrants are also entitled to the benefits of the “down-round protection” provisions, which means that the Placement Agent Warrants will also need to be accounted for as a derivative under FASB ASC 815 with changes in fair value recorded in earnings at each reporting period.  As of March 31, 2010, the total fair value of the Placement Agent Warrants was $504,209, compared to the fair value of $643,610 as of December 31, 2009; therefore, the change of the total fair value of the Placement Agent Warrants of $139,401 was recorded in earnings for the three months ended March 31, 2010.

The registered holders of the Investor and Placement Agent Warrants are entitled to purchase common shares from the Company at any time or times on or after the date immediately after the six month anniversary until the sixty month anniversary after the issuance date.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

Note 13. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

The movement of common stock warrant purchase liabilities is summarized as follows:-

	Series A warrants	Placement Agent warrants	Total
	US$	US$	US$
Issuance of common stock warrants on December 1, 2009	6,500,059	577,123	7,077,182

Adjustment to fair value change	748,844	66,487	815,331

Balance as of December 31, 2009 and January 1, 2010	7,248,903	643,610	7,892,513

Adjustment to fair value change	(1,570,066)	(139,401)	(1,709,467)

Balance as of March 31, 2010	5,678,837	504,209	6,183,046

Allocation of proceeds on December 31, 2009

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

Stock compensation expense recognized is based on awards expected to vest. The fair value of the stock compensation is amortized over the respective vesting period based on the terms of the employment or service agreements under which the stock was awarded. The fair value of the stock-based compensation expense amortized for the three months ended March 31, 2010 and 2009 was $745,394 and nil, respectively.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

Note 14. STOCK-BASED COMPENSATION (Continued)

A summary of the restricted stock unit activity is as follows:

	Restricted Stock Units		Weighted- Average Grant Date Price per Share		Aggregated Fair Market Value
	$		$		$
Balance at January 1, 2010 and December 31, 2009		942,024		3.06	2,883,541

Vested		(20,024)		5.87	117,541

Balance at March 31, 2010 (granted but not yet vested)		922,000		3.00	2,766,000

As of March 31, 2010, 5,989,976 (December 31, 2009: 5,989,976) share-based awards were available for grant.

Note 15. STOCKHOLDERS’ EQUITY

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

Note 15. STOCKHOLDERS’ EQUITY (Continued)

On September 2, 2009, the Company issued 20,024 common stocks to four independent directors in connection with the service agreements between China XD Plastics and the directors.  These shares will vest in 2010.

On November 16, 2009, a consultant exercised its warrants into 57,152 shares of common shares.

During February and March of 2010, 14,436 shares series C preferred stock were converted into 3,138,261 common shares.

As of March 31, 2010, there are 44,007,589 shares of common stock issued and outstanding. There are also 1,000,000 shares of Series B Preferred Stock issued and outstanding, and all of the issued and outstanding shares of Series B Preferred Stock have voting power equal to 40% of the total voting power of all of the issued and outstanding shares of the common stock.

Note 16.  SIGNIFICANT CONCENTRATION

Two (2) major vendors provided approximately 99% of the Company’s purchases of raw materials for the three months ended March 31, 2010, with each vendor individually accounting for approximately 52% and 47%, respectively. Two (2) vendors provided approximately 97% of the Company’s purchase of raw materials for the three months ended March 31, 2009, with each vendor individually accounting for approximately 53% and 44%, respectively.

The advance to one of the vendors was $16,497,096 and $19,629,245 as of March 31, 2010 and December 31, 2009, respectively.

Sales to three major distributors accounted for approximately 90% of the Company’s sales for the three months ended March 31, 2010, with each distributor individually accounting for 65%, 13% and 12%, respectively.

Sales to one major distributor accounted for approximately 97% of the Company’s sales for the three months ended March 31, 2009.

Note 17. EARNINGS PER SHARE

Earnings per share for the three months ended March 31, 2010 and 2009 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with FASB ASC 260.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

Note 17. EARNINGS PER SHARE (Continued)

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	March 31, 2010	March 31, 2009
	US$	US$
Income available to common stockholders

Net income	13,082,356	4,016,644
Less: dividends to Series C preferred stockholder	(2,560,916)	-

Adjusted income attributable to common stockholders	10,521,440	4,016,644

Weighted average shares outstanding – Basic	41,178,249	805,802

Weighted average shares outstanding – Basic	41,178,249	805,802
Effect of diluted securities – Series A preferred stock	-	38,194,072
Effect of diluted securities – Series C preferred stock	47,565
Effect of diluted securities – Warrants	386,260	-
Weighted average shares outstanding – Diluted	41,612,074	38,999,874
Earnings per share
Basic EPS	0.26	4.98
Diluted EPS	0.25	0.10

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

Note 18. COMMITMENTS AND CONTINGENCIES

As of March 31, 2009, the Company leased buildings and facilities in Harbin and the lease will expire on April 30, 2012. Rental expenses for the three months ended March 31, 2010 and March 31, 2009 amounted to $73,234 and $73,139, respectively. The rental expenses are included in general and administrative expenses (See Note 9).

As of March 31, 2009, the Company rented an office and a staff quarter in the U.S. where the office lease will expire on November 30, 2010 and the staff quarter lease expired on March 2, 2010. Rental expenses for the three months ended March 31, 2010 and March 31, 2009 amounted to $28,983 and $53,000, respectively.

The future minimum lease payments under the above mentioned leases as of March 31, 2010 are as follows:

Year ending December 31,	US$
2010	266,909
2011	293,003
2012	97,668
Total	657,580

As of March 31, 2010, HK Engineering Plastics had a commitment in respect of capital contribution to Harbin Xinda of approximately $16,000,000 (RMB109,190,000), which has to be repaid by December 3, 2011.

As of March 31, 2010, the Company had a capital commitment in respect of machinery of $205,000 (RMB1,400,000).

Note 19. FAIR VALUE MEASUREMENT

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

Note 19. FAIR VALUE MEASUREMENT (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of March 31, 2010
Description	Total	Level 1	Level 2	Level 3
	US$	US$	US$	US$
Common stock warrant purchase liabilities	6,183,046	-	6,183,046	-
Embedded conversion feature liabilities	712,915	-	712,915	-
Total	6,895,961	-	6,895,961	-

Note 20. SUBSEQUENT EVENTS

Stock Dividend to Holders of Series C Preferred Stock

As of May 7, 2010, 750 out of total issued and outstanding 752 shares of Series C preferred stock have been converted into 163,043 common shares by three holders and they elected to receive their dividend payments in the form of restricted common stock aggregating 24,545 shares, in connection with their conversion of all their series C preferred shares pursuant to the provisions in the Certification of Designation of Series C Preferred Stock.

On April 14, 2010, China XD Plastics through its subsidiary Harbin Xinda entered into a District Entry Agreement (the “DE Agreement”) and a Memorandum (the “Memo”) with Harbin Economic and Technological Development Zone Administration (the “Administration”).

Pursuant to the DE Agreement, Harbin Xinda agreed to relocate all its manufacturing facilities of the Qinling Road Factory and change its business address and tax registration to Ha Ping Road Centralized Industrial Park where Dalian Road Factory is located. Following the relocation of such manufacturing facilities, and upon the completion of the business address change and tax registration with the Development Zone of the new location, the Administration will pay a total of approximately $3 million (RMB 20 million) to Harbin Xinda as business relocation subsidies. According to the payment terms of the DE Agreement, approximately $1.5 million (RMB 10 million) will be paid within seven days of the completion of Harbin Xinda’s business address change and tax registration and the remaining approximately $1.5 million (RMB 10 million) will be paid in the corresponding period the following month.

The relocation will occur in phases over three months during which Harbin Xinda will relocate all its production lines in Qinling Road Factory to Ha Ping Road Centralized Industrial Park during its regular maintenance period, typically the last five days of each month. Harbin XInda does not expect the relocation to interrupt its production.

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

Overview

China XD Plastics Company Limited (“China XD Plastics”), formerly known as NB Telecom, Inc (“NB Telecom”) was originally incorporated as NB Payphones Ltd. under the laws of the state of Pennsylvania on November 16, 1999. On December 27, 2005, we migrated our state of organization to the state of Nevada and effective March 23, 2006, our name changed to NB Telecom.

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

Results of Operations

Comparing Three Months Ended March 31, 2010 and 2009:

The following table sets forth information from our statements of operations for the three months ended March 31, 2010 and 2009, in dollars:

	For the Three Months Ended March 31,
	2010	2009
Sales	$50,036,431	$26,391,889
Cost of Sales	38,139,725	20,635,575
Gross Profit	11,896,706	5,756,314
Operating Expense	3,497,557	1,380,735
Operating Income	8,399,149	4,375,579
Interest Expense, net	406,039	355,606
Other Expense, net	9,676	644
Net Income	13,082,356	4,016,644
Comprehensive Income	$13,100,001	$3,979,027

Net sales

During the three months ended March 31, 2010, we had net sales of $50,036,431, as compared with net sales of $26,391,889 during the same period in 2009, an increase of $23,644,542, or 89.6%, due to an increase both in sales volume and new variety of products delivered to our existing and new customers as a result of the high market demand supported by our newly acquired production lines in December 2009. The automobile market in China, especially the market for small to medium engine automobiles which is the primary market for our products, continued to expand in the first quarter of 2010 mainly due to the increasing automobile consumption in China. We capitalized on this growth trend during the first quarter of 2010.

Cost of Sales and Gross Margin

During the three months ended March 31, 2010, we had cost of sales of $38,139,725, as compared with cost of sales of $20,635,575 during the same period in 2009, an increase of approximately $17,504,150, or 84.8%, reflecting the increase in net sales. The gross profit rose to $11,896,706 for the three months ended March 31, 2010, or a 106.7% increase compared with $5,756,314 during the same period in 2009. Our gross margin increased to 23.8% during the three months ended March 31, 2010 from 21.8% during the three months ended March 31, 2009. The increase was mainly attributed to the increase of percentage of higher margin products as we elevated our efforts of developing and selling more high value-added automotive modified plastics.

Operating Expenses

Our operating expenses were $3,497,557 during the three months ended March 31, 2010, compared with $1,380,735 during the three months ended March 31, 2009, an increase of $2,116,822, or approximately 153.3%. The increase in operating expenses was principally due to the increase in stock-based compensation expenses, selling expenses, research and development expenses, depreciation expenses and payroll expenses. Selling expenses increased by $45,728, or 100.2%, to $91,379 during the three months ended March 31, 2010 compared to $45,651 during the same period in 2009 as we expanded to other major automobile regions in China while we continued penetrating the Northeast China market. General and administrative expenses increased from $1,045,929 during the quarter ended March 31, 2009 to $1,901,006 for the quarter ended March 31, 2010, principally reflecting the increase in stock-based compensation expense. Research and development expenses increased from $289,155 during the three months ended March 31, 2009 to $1,505,172 during the same period in 2010, an increase of 420.5%, reflecting our increased efforts in new products development. As a result, our operating expenses increased to $3,497,557 during the quarter ended March 31, 2010 from $1,380,735 during the quarter ended March 31, 2009.

Interest Expense, net

Net interest expense increased by $50,433, or 14.2%, from $355,606 during the three months ended March 31, 2009 to $406,039 for the three months ended March 31, 2010. The increase in interest expense resulted from the increase in our loans, as we borrowed to fund the rapid growth in our business.

Changes in Fair Value of Warrants and Derivative Liabilities

Changes in fair value of warrants and derivative liabilities increased to $5,121,654 during the three months ended March 31, 2010 as compared to nil for the three months ended March 31, 2009 due to the changes in fair value of warrants and embedded conversion features related to the private placement of our equity securities in December 2009.

Net Income

Despite the significant increase in our costs and expenses, our net income increased greatly to $13,082,356 during the three months ended March 31, 2010, compared with $4,016,644 during the three months ended March 31, 2009. The significant increase in net income was mainly attributable to $5,121,654 non-cash fair value gain of warrants and derivative liabilities related to the private placement of our equity securities in December 2009. Other than the $5,121,654 non-cash gain, our net income increased by $3,944,058 in the three months ended March 31, 2010 mainly because of the factors discussed above, including increased market demand for our products.

Comprehensive Income

As a result of the factors described above and a currency translation adjustment, our comprehensive income was $13,100,001 during the quarter ended March 31, 2010, compared with $3,979,027 during the quarter ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had $5,128,234 in cash and cash equivalents, compared to $6,850,784 as of December 31, 2009. There was a decrease in cash and cash equivalents of $1,722,550. The net decrease in cash and cash equivalents for the period was mainly due to cash used in operations, more specifically, the increase to the change in fair value of warrants and derivative liabilities, restricted cash, inventories, and accounts receivable and other receivables offset by the increase in proceeds from bank acceptance notes payable.

Operations

For the three months ended March 31, 2010, cash used in operations was $5,513,638, compared to cash provided by operations of $5,567,572 for the same period in 2009. As reflected in our cash flow, the changes including:

•	Cash outflows from inventories amounted to $3,337,831 mainly due to the increased purchases of raw materials for planned inventory buildup.

•	Cash outflow from accounts receivable and other receivables amounted to $5,657,496 primarily attributed to the increased sales to customers on credit from our newly added production capacity.

Investments

Cash used in investing activities was $8,839 for the three months ended March 31, 2010 as compared to $39,791 cash used in investing activities for the three months ended March 31, 2009, an immaterial change.

Financing

For the three months ended March 31, 2010, net cash provided by financing activities was $3,799,299 as compared to $7,537,339 net cash used by financing activities for the same period in 2009. Increase in cash provided by financing activities is sourced from the proceeds of the short term bank acceptance notes payable. The Company also paid dividends of $1,577,666 to the preferred stockholders upon conversion of Series C preferred stock pursuant to the make-whole provision in the Certification of Designation of Series C Preferred Stock.

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

Off-Balance Sheet Arrangements

Neither us, nor any of our subsidiaries have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on their financial conditions or results of operations.

Critical Accounting Policies

This section should be read together with the Summary of Significant Accounting Policies included as Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for 2009 filed with the SEC.

Principles of consolidation

The condensed consolidated financial statements for the three months ended March 31, 2010 and 2009 include the accounts of China XD Plastics Company Ltd., and its Subsidiaries, Favor Sea Limited, Favor Sea (US) Inc., Hong Kong Engineering Plastics Company Limited, Harbin Xinda, and the Research Institute, (collectively referred to as the “Company”). The Company’s condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United Stated of America (“US GAAP”). All significant inter-company balances and transactions are eliminated in consolidation.

Allowance for Doubtful Receivables

The Company recognizes an allowance for doubtful receivables to ensure accounts and other receivables are not overstated due to uncollectability.  Allowance for doubtful receivables is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.  An additional allowance for individual accounts is recorded when the Company becomes aware of a customer’s or other debtor’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s or other debtor’s operating results or financial position. If circumstances related to customers or debtors change, estimates of the recoverability of receivables would be further adjusted.

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

Inventories

Inventories comprise raw materials, packing materials, work in process and finished goods. Inventories are valued at the lower of cost or market with cost determined by the weighted average method. Management periodically compares the cost of inventories with the market value and an allowance is made for writing down the inventories to their market value, if lower than cost. No allowance for inventories is considered necessary for the three months ended March 31, 2010 and 2009.

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

Accounting for the Series C preferred stock

The Series C preferred stock is mandatorily redeemable on December 1, 2012, at a conversion amount equal to the stated value plus the additional amount.  The additional amount is a formula based on the 6% dividend rate and the time that the preferred stock is outstanding. The Company uses the guidance of FASB ASC 480-10-S99, “Distinguishing Liabilities from Equity”, which states that equity instruments with redemption features that are not solely within the control of the issuer to be classified temporary equity.  The Company’s Series C preferred stock is contingently redeemable as it is convertible until the end of the third anniversary.

Accounting for embedded conversion feature

The Company applied FASB ASC 815 to account for the embedded conversion features related to our Series C preferred stock.  The embedded conversion feature is a derivative that must be bifurcated from the host instrument and accounted for at fair value with changes in fair value recorded in earnings.

Accounting for warrants

The Company analyzed the warrants issued in the December 2009 financing in accordance with FASB ASC 815, to determine whether the warrants meet the definition of a derivative and, if so, whether the warrants meet the scope exception of FASB ASC 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of FASB ASC 815.

The Company also considered the provisions of EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” which is now codified as FASB ASC 815-40, which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by FASB ASC 815, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

As a result of its interpretation of FASB ASC 815-40, the Company concluded that the warrants should be treated as a derivative liability because the warrants are entitled to a price adjustment provision to allow the exercise price to be reduced in the event the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable exercise price or without consideration, which is typically referred to as a “Down-round protection” or “anti-dilution” provision.  According to FASB ASC 815-40, the “Down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which leads the warrants to fail to be qualified as indexed to the Company’s own stock and then to fail to meet the scope exceptions of FASB ASC 815. Therefore, the Company accounted for the warrants as derivative liabilities under FASB ASC 815.  Pursuant to FASB ASC 815, derivatives are measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

Recent accounting pronouncements

In January 2010, the FASB issued Accounting Standard Update No.2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which amends ASC 820 to add new requirements for disclosures related to amounts transferred into and out of Level 1 and 2 fair value measurements as well as separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements. ASU 2010-06 also clarifies existing fair value disclosure requirements related to the level of disaggregation and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for this quarter, except for the separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010.

The adoption of this guidance did not have a material impact on its results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the evaluation of the effectiveness of our disclosure controls and procedures was completed; our disclosure controls and procedures were not effective because of weaknesses in our internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In addition to the remediation initiatives the Company has implemented as identified in our Annual Report on From 10-K for the fiscal year ended December 31, 2009, the Company’s management will continue to identify and implement further improvements to ensure that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures and that all transactions are recorded, accumulated and processed to permit the preparation of our financial statements in accordance with U.S. GAAP principles on a timely basis.

Despite the material weakness and deficiencies reported above, the Company’s management believes that its consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the years presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements misleading, in light of the circumstances under which such statements were made during the periods covered by this report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on April 14, 2010. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Other Information.

None.

Item 5. Exhibits.

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

China XD Plastics Company Limited

Date: May 12, 2010	/s/ Jie Han
Jie Han Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2010	/s/ Taylor Zhang
Taylor Zhang Chief Financial Officer