Form 10-Q
period 2010-06-30
China XD Plastics Co Ltd
filed 2010-08-09
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________to ___________

000-53131
(Commission file number)

CHINA XD PLASTICS COMPANY LIMITED
(Exact name of registrant as specified in its charter)

Nevada	04-3836208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

No. 9 Dalian North Road, Haping Road Centralized Industrial Park, Harbin Development Zone, Heilongjiang Province, PRC 150060
 (Address of principal executive offices) (Zip Code)

86-451-84346600
(Registrant’s telephone number, including area code)

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

As of August 4, 2010, there were 44,195,177 issued and outstanding shares of the issuer’s common stock.

CHINA XD PLASTICS COMPANY LIMITED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
CHINA XD PLASTICS COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30, 2010	December 31, 2009
	Note	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents		$21,632,675	$6,850,784
Restricted cash	3	8,847,678	-
Notes receivable		299,346	407,487
Accounts receivable - net of allowance for doubtful receivables of
$167,212 and $166,095, respectively	4	18,689,000	8,558,172
Prepaid expenses and other receivables		55,665	253,172
Inventories	5	25,793,893	18,371,485
Due from related parties	9	1,057	-
Advances to employees	6	326,602	512,745
Advances to suppliers		23,839,891	20,245,861
Taxes receivable		573,877	406,755

Total current assets		100,059,684	55,606,461

Property, plant and equipment, net	7	29,584,777	31,083,389

Other assets:
Intangible asset, net	8	240,766	241,945

Total assets		$129,885,227	$86,931,795

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short term loans	10	$20,644,583	$21,678,565
Bank acceptance notes payable	11	5,898,452	-
Accounts payable		9,887,789	1,258,459
Other payables		3,484,113	714,504
Accrued expenses		217,268	648,358
Taxes payable		635	4,134
Due to related parties	9	658,005	148,397
Deferred revenue		7,727,266	300,296
Dividends payable		966,964	77,396

Total current liabilities		49,485,075	24,830,109
Other liabilities
Common stock warrant purchase liabilities	13	6,784,229	7,892,513
Embedded conversion feature liabilities	13	2,065	18,798,059

Total other liabilities		6,786,294	26,690,572

Total liabilities		56,271,369	51,520,681

Series C convertible redeemable preferred stock: 15,186 and 15,188 shares issued and outstanding
as of June 30, 2010 and December 31, 2009, respectively	13	1,829	13,891,477

Commitments and contingencies	18

Stockholders' equity

Series B Preferred Stock, $0.0001 par value, 50,000,000 shares authorized,
1,000,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009	15	100	100
Common Stock, $0.0001 par value, 500,000,000 shares authorized, 44,195,177 and 40,867,050
shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	15	4,419	4,087
Additional paid-in-capital		59,427,516	15,360,949
Retained earnings		9,640,604	2,160,621
Statutory surplus reserve fund		2,471,007	2,471,007
Accumulated other comprehensive income		2,068,383	1,522,873

Total stockholders' equity		73,612,029	21,519,637

Total liabilities and stockholders' equity		$129,885,227	$86,931,795

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

		For the Six Months Ended June 30,		For the Three Months Ended June 30,
	Note	2010	2009	2010	2009
			(Restated-Note 21)

Sales		$112,047,102	$58,304,156	$62,010,671	$31,912,267

Cost of sales		(85,345,782)	(45,879,331)	(47,206,057)	(25,243,756)

Gross profit		26,701,320	12,424,825	14,804,614	6,668,511

Operating expenses
Research and development expenses		3,344,188	497,973	1,839,016	208,818
Selling expenses		213,205	106,243	121,826	60,593
General and administrative expenses		16,704,288	5,226,441	14,803,282	4,180,511
Total operating expenses		20,261,681	5,830,657	16,764,124	4,449,922

Operating income (loss)		6,439,639	6,594,168	(1,959,510)	2,218,589

Other income (expenses)
Interest income (expenses)		(683,303)	(692,719)	(277,264)	(337,113)
Other income		45,611	62,542	39,050	62,654
Other expense		(17,498)	(9,885)	(1,261)	(9,352)
Changes in fair value of warrants and embedded derivatives	13	4,408,886	-	(712,768)	-
Total other income (expense)		3,753,696	(640,062)	(952,243)	(283,811)

Income (loss) before income taxes		10,193,335	5,954,106	(2,911,753)	1,934,778

Provision for income taxes	12	(67,351)	(6,461)	(44,619)	(3,775)

Net income (loss)		$10,125,984	$5,947,645	$(2,956,372)	$1,931,003

Other comprehensive income (loss)
Foreign currency translation adjustment		545,510	(27,396)	527,865	10,220

Comprehensive income (loss)		$10,671,494	$5,920,249	$(2,428,507)	$1,941,223

Net income (loss)		$10,125,984	$5,947,645	$(2,956,372)	$1,931,003

Dividend to Series C preferred stockholders		$(2,723,337)	$-	$(162,421)	$-

Net income (loss) attributable to common shareholders		7,402,647	5,947,645	(3,118,793)	1,931,003

Basic and diluted earnings (loss) per common share
Basic	17	$0.17	$0.37	$(0.07)	$0.06
Diluted	17	$0.17	$0.15	$(0.07)	$0.05

Weighted average common share outstanding
Basic	17	42,664,991	16,070,273	44,135,396	31,167,002
Diluted	17	43,173,141	39,298,420	44,561,145	39,552,722

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six Months ended
	June 30,
	2010	2009
		(Restated -Note 21)
Cash flows from operating activities
Net income	$10,125,984	$5,947,645
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation & amortization	1,654,318	899,126
Stock-based compensation expense	14,546,859	3,499,481
Change in fair value of warrants and derivative liabilities	(4,408,886)	-
Gain on disposals of property, plant and equipment	(24,210)	-
Changes in assets and liabilities:
(Increase) decrease in -
Restricted cash	(8,790,261)	(263,424)
Notes receivables	110,160	249,185
Accounts receivable and other receivables	(9,796,539)	1,371,850
Prepaid expenses	27,398	(702)
Inventories	(7,251,562)	(2,448,993)
Advances to employees	147,178	87,148
Advances to suppliers	(3,435,512)	(1,398,493)
Taxes receivable	(163,321)	-
Deferred charge	-	(47,560)
Increase (decrease) in -
Accounts payable and other payables	10,949,088	(52,123)
Due to an employee	360,000	-
Accrued expenses	(433,007)	(810,573)
Tax payable	1,967	(192,399)
Deferred revenue	7,376,768	(2,847,892)

Net cash provided by operating activities	10,996,422	3,992,276

Cash flows from investing activities
Purchase of property, plant and equipment	(255,188)	(711,153)
Proceeds from sales of property, plant and equipment	324,014	-

Net cash provided by (used in) investing activities	68,826	(711,153)

Cash flows from financing activities
Dividends paid	(1,621,433)	-
Repayment of short term loans	(1,172,035)	(292,694)
Proceeds from bank acceptance notes	5,860,174	1,756,161
Repayment to related parties	(556)	(7,141,606)
Proceeds from related parties	508,289	-

Net cash provided by (used in) financing activities	3,574,439	(5,678,139)

Effect of exchange rate changes on cash and cash equivalents	142,204	(5,385)

Net increase (decrease) in cash and cash equivalents	14,781,891	(2,402,401)

Cash and cash equivalents, beginning of period	6,850,784	3,869,035

Cash and cash equivalents, end of period	$21,632,675	$1,466,634

Supplemental disclosures of cash flow information:

Interest paid	$664,519	$692,726
Income taxes paid	$88,981	$-

Non-cash investing and financing activities:
Embedded conversion feature reclassified to equity upon conversion	$15,495,392	$-
Common stock issued for preferred stock	$13,889,648	$-
Warrants issued for consulting service	$-	$46,260
Stock options granted to a director	$13,355,832	$3,065,388
Common stock issued for services	$1,191,027	$790,833

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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

•
The record date for the Reverse Split was set for December 31, 2008. The record holders of NB Telecom’s common stock on the date of December 31, 2008 were subject to a 124.1:1 reverse split with fractional shares to be rounded up to one hundred round lot, with the round-up shares to be deducted from certain designated shareholders by NB Telecom.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Note 1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

•
In connection with the acquisition of Favor Sea (BVI), former officers and directors of NB Telecom resigned and executive officers of Favor Sea (BVI) were appointed as China XD Plastic’s new officers and directors.

•	As part of the Merger, the name of the company was changed from NB Telecom to China XD Plastics.

As a result of these transactions, the shareholders of Favor Sea (BVI) owns majority of the equity in China XD Plastics.

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

China XD Plastics, through its indirectly owned subsidiary, Harbin Xinda, is primarily engaged in the business of research and development, manufacture, and distribution of modified and engineering plastic pellets used in automotive parts through its manufacturing facility and its wholly owned research laboratory, the Research Institute, a separate entity established in the PRC on November 9, 2007.

In June 2010, China XD Plastics, through its indirectly owned subsidiary, Harbin Xinda, invested  RMB 20 million (approximately US$2.9 million) to establish a new subsidiary under the laws of the PRC, Harbin Xinda Macromolecule Material Engineering Research Center Company Limited (the “New Research Center”).  With the formation of the New Research Center, China XD Plastics will dissolve the existing research facilities held under Research Institute.  The  research staff and equipment under Research Institute will be integrated with the New Research Center. The transfer is expected to be completed by early 2011.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements for the six months ended June 30, 2010 and 2009 include the accounts of China XD Plastics, Favor Sea (BVI), Favor Sea (US), HK Engineering Plastics, Harbin Xinda and the Research Institute. The consolidated financial statements for the six months ended June 30, 2010 also include the accounts of  the New Research Center.  They are collectively referred to as the “Company”. The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  All significant inter-company balances and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of June 30, 2010 and December 31, 2009, the Company did not have any cash equivalents.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories comprise raw materials, packing materials, work in progress and finished goods. Inventories are valued at the lower of cost or market with cost determined by the weighted average method. Management periodically compares the cost of inventories with the market value and an allowance is made to write down the inventories to their respective market values, if lower than cost. No allowance for inventories was considered necessary for the six months ended June 30, 2010 and 2009.

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

Advances to Suppliers

Advances to suppliers represent payments made and recorded in advance for goods and services. The Company makes advance payments to raw materials suppliers. In order to maintain a long-term relationship with the suppliers, the Company frequently makes advance payments from one and a half month to three months ahead. The advances to suppliers were $23,839,891 and $20,245,861 as of June 30, 2010 and December 31, 2009, respectively.

Impairment of Long-lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets.   If the carrying amounts of assets exceed their estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amounts of the assets exceed the fair value of the assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss was recorded for the six months ended June 30, 2010 and 2009, respectively.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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

The fair value of stock options and warrants is estimated using the Black-Scholes option-pricing model. The Company’s expected volatility assumption is based on similar public entities for which share and option price information is available, and the historical volatilities of those public entities’ share prices is considered in calculating the expected volatility appropriate to the Company. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

Stock compensation expense recognized is based on awards expected to vest. FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates. The current options outstanding were only issued to founders and senior executives of the Company, which have very low turnover; therefore, there are no estimated forfeitures for these options.

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

FASB ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and it prescribes a recognition threshold and measurement attributable for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions.  Interest and penalties from tax assessments, if any, are included in general and administrative expenses in the consolidated statement of income and comprehensive income.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2010 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2010, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Under current PRC tax laws, 10% withholding tax is imposed in respect to distributions paid to foreign owners.  As the subsidiaries in the PRC have no intention to pay dividends in the foreseeable future, no withholding tax on undistributed earnings has been accrued as of June 30, 2010.

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

Research and Development Expenses

Research and development expenses are costs associated with developing the Company’s intellectual property. Research and development costs are expensed as incurred. The costs of equipment that are acquired or constructed for research and development activities and have alternative future uses are classified as plant and equipment and depreciated over their estimated useful lives. The research and development expenses for the six months ended June 30, 2010 and 2009 were $3,344,188 and $497,973, respectively.. The research and development expense for the three months ended June 30, 2010 and 2009 was $1,839,016 and $208,818, respectively.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company does not require collateral or other security to support these receivables.  The Company conducts periodic reviews of its customers' financial condition and customer payment practices to minimize collection risk on accounts receivable.  As of June 30, 2010 and December 31, 2009, the Company had credit risk exposure of uninsured cash in banks of approximately $21,632,675 and $6,850,784, respectively.

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

Foreign Currency Translation

The functional currency of the Company is Renminbi, and its reporting currency is U.S. dollars.  In accordance with SFAS No. 52, “Foreign Currency Translation” which is now codified as FASB ASC 830 “Foreign Currency Matters”, the Company’s balance sheet accounts are translated into U.S. dollars at the year-end or period end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise.  Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the consolidated statement of income and comprehensive income as incurred.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standard Update No.2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which amends ASC 820 to add new requirements for disclosures related to amounts transferred into and out of Level 1 and 2 fair value measurements as well as separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements. ASU 2010-06 also clarifies existing fair value disclosure requirements related to the level of disaggregation and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance has been effective since last quarter ended March 31, 2010, except for the separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010.

The  adoption of this guidance did not have a material impact on its results of operations or cash flows.

Note 3. RESTRICTED CASH

As of June 30, 2010 and December 31, 2009, the Company had restricted cash of $8,847,678 and nil. The Company’s lenders require the Company to maintain with the lending banks a cash balance of a minimum of 50% of the balance of the bank acceptance notes payable (See Note 11) as collateral for the Company’s obligations to the lenders.  The Company maintained a cash balance of $8,847,678 for bank acceptance notes with the lending banks.

Note 4. ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables resulting from sales of products during the normal course of business. Accounts receivable as of June 30, 2010 and December 31 2009 amounted to $18,689,000 and $8,558,172, respectively.

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Note 4. ACCOUNTS RECEIVABLE (Continued)

The changes in allowance for doubtful receivables are summarized as follows:

	As of
	June 30, 2010	December 31, 2009
	US$	US$
Beginning balance	166,095	99,669
Additions	1,117	66,426
Ending balance	167,212	166,095

The allowance for doubtful receivables was recorded in general and administrative expenses.

Note 5. INVENTORIES

Inventories consist of the following:

	As of
	June 30, 2010	December 31, 2009
	US$	US$

Raw materials	11,468,426	5,760,957
Work-in-progress	684,640	12,030,860
Finished goods	13,627,584	570,701
Packing supplies	13,243	8,967
Total	25,793,893	18,371,485

No allowance for inventories was made for the six months ended June 30, 2010 and 2009.

Note 6. ADVANCES TO EMPLOYEES

Advances to employees represent cash advances to employees to purchase raw materials or equipment and other supplies for normal business purposes. The balance also included the proceeds receivable from employees in regard to Company automobiles sold to them in 2009. Advances to employees as of June 30, 2010 and December 31, 2009 amounted to $326,602 and $512,745, respectively.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Note 7. PROPERTY, PLANT AND EQUIPMENT, NET

The details of property, plant and equipment are as follows:

	As of
	June 30, 2010	December 31, 2009
	US$	US$

Machinery and equipment	30,873,488	30,455,968
Automobiles	93,878	402,690
Plant and buildings	3,921,116	3,863,746
Total	34,888,482	34,722,404
Less: accumulated depreciation	(5,303,705)	(3,667,959)

Construction in progress	-	28,944
Total	29,584,777	31,083,389

Depreciation expense for the six months ended June 30, 2010 and 2009 was $1,651,531 and $896,342, respectively. Certain property, plant and equipment have been pledged for short term loans (See Note 10).

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

Net intangible asset as of June 30, 2010 and December 31, 2009 was as follows:

	As of
	June 30, 2010	December 31, 2009
	US$	US$
Land use right	269,284	267,486
Less: accumulated amortization	(28,518)	(25,541)
Total	240,766	241,945

Amortization expense for the six months ended June 30, 2010 and 2009 amounted to $2,787 and $2,784, respectively.  Amortization expenses for the next five years amount to approximately $5,500 each year. The land use right has been pledged for short term loans (See Note 10).

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Note 9.  RELATED PARTY TRANSACTIONS

Amounts due to (+) and due from (-)  affiliates are as follows:

	As of
	June 30, 2010	December 31, 2009
	US$	US$
XD Engineering	(1,057)	-
Harbin Xinda High-Tech Co., Ltd. (“Xinda High-tech)	417,580	148,397
Ms. Piao	240,425	-
Total	656,948	148,397

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

Prior to signing of the above-mentioned Agreement, the Company rented the buildings and equipment of Xinda High-Tech for the purpose of its production expansion. The lease term was from May 1, 2008 to April 30, 2011. The lease payment was for a total of RMB2,000,000 per year. The lease contract was cancelled when Harbin Xinda and Xinda High-Tech rescinded the Agreement on May 1, 2009 and at the same time, Harbin Xinda and Xinda High-Tech re-signed a new lease agreement for the office and factory space at No. 9 Dalian North Road, Haping Road Centralized District, Harbin Development Zone, Harbin, Heilongjiang, China. The leased space is 23,893.53 square meters and the term of the lease is from May 1, 2009 to April 30, 2012. The lease payment remains at RMB2,000,000 per year. In the six months ended June 30, 2010 and 2009, the Company recorded $146,505 and $146,347, respectively, for the rent expenses.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Note 10. SHORT TERM LOANS

The short-term loans include the following:

	As of
	June 30, 2010	December 31, 2009
	US$	US$
a) Loan payable to Bank of Communications one year term from December 8, 2009 to December 8, 2010 bears interest of 10% above the prime rate* set by Central Bank of China	-	4,394,304

b) Loan payable to Bank of Communications one year term from December 15, 2009 to December 13, 2010 bears interest of 10% above the prime rate* set by Central Bank of China	1,474,622	1,464,768

c) Loan payable to Harbin Bank one year term from February 24, 2009 to February 23, 2010 bears a fixed interest rate of 7.124% per year	-	4,394,304

d) Loan payable to Harbin Bank one year term from April 3, 2009 to April 2, 2010 bears a fixed interest rate of 7.124% per year	-	10,692,805

e) Loan payable to Harbin Bank three months term from December 25, 2009 to March 24, 2010 bears a fixed interest rate of 6.504% per year	-	732,384

f) Loan payable to Bank of Communications one year term from April 28, 2010 to April 27, 2011 bears interest rate of 5% above the prime rate* set by Central Bank of China	4,423,865	-

g) Loan payable to Longjiang Bank one year term from February 22, 2010 to February 21, 2011 bears a fixed interest rate of 5.441% per year	4,423,865	-

h) Loan payable to Longjiang Bank one year term from February 22, 2010 to February 21, 2011 bears a fixed interest rate of 5.441% per year	4,423,865	-

i) Loan payable to Longjiang Bank one year term from May 25, 2010 to February 21, 2011 bears a fixed interest rate of 5.441% per year	2,949,183	-

j) Loan payable to Longjiang Bank one year term from April 29, 2010 to February 21, 2011 bears a fixed interest rate of 5.441% per year	2,949,183	-

Total	20,644,583	21,678,565

* The prime rate set by Central Bank of China as of June 30, 2010 was 5.31%.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Note 10. SHORT TERM LOANS (Continued)

The one-year short term loan of $1,474,622 between Harbin Xinda and Bank of Communications for the period from December 15, 2009 to December 13, 2010 is secured by Harbin Xinda’s pledge of certain of its machineries, and is guaranteed by Mr. Han and his wife.

The one-year short term loan of $4,423,865 between Harbin Xinda and Bank of Communications for the period from April 28, 2010 to April 27, 2011 is secured by Xinda High-Tech’s pledge of certain of its machineries.

The two one-year short term loans of $4,423,865 each between Harbin Xinda and Longjiang Bank for the period from February 22, 2010 to February 21, 2011 are secured by Harbin Xinda’s pledge of certain of its machinery.

The short term loan of $2,949,183 each between Harbin Xinda and Longjiang Bank for the period from May 25, 2010 to February 21, 2011 is secured by Harbin Xinda’s pledge of its land use right and buildings.

The other short term loan of $2,949,183 between Harbin Xinda and Longjiang Bank for the period from April 29, 2010 to February 21, 2011 is secured by Xinda High-Tech’s pledge of certain of its machineries.

Interest expense for the Company’s short term loans totaled $664,519 and $692,726 for the six months ended June 30, 2010 and 2009, respectively.

Note 11. BANK ACCEPTANCE NOTES PAYABLE

The Company had bank acceptance notes payable in the amount of $5,898,452 and nil as of June 30, 2010 and December 31, 2009, respectively. The notes are guaranteed to be paid by the banks and usually are for a short-term period of three (3) to six (6) months. The Company is required to maintain cash deposits at a minimum 50% of the total balance of the notes payable with the banks, in order to ensure future credit availability.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Note 12. INCOME TAXES

(a) Corporation Income Tax (“CIT”)

No provision for income tax for China XD Plastics and Favor Sea (US) has been made as they incurred losses for the six months ended June 30, 2010 and 2009.

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Note 12. INCOME TAXES (Continued)

Corporation Income Tax (“CIT”) (Continued)

The following table reconciles the statutory rates to the Company’s effective tax rate for the six months ended June 30, 2010 and 2009:

	2010	2009
		(Restated-Note 21)
PRC statutory rate	25.00%	25.00%
Effect of tax rates in different jurisdiction	35.06%	12.33%
Effect of non-deductible expenses	3.33%	0.42%
Effect of non-taxable income	(14.70%)	-
Changes in valuation allowance	2.70%	3.2%
Effect of tax exemption of PRC subsidiaries	(50.73%)	(40.84%)

Effective income tax rate	0.66%	0.11%

As of June 30, 2010, China XD Plastics and Favor Sea (US) had accumulated net operating loss carryforwards for United States federal tax purposes of approximately $1,384,003, that are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at June 30, 2010.  The net operating loss carryforwards expire in years 2027 through 2030.

As of June 30, 2010, deferred tax assets consist of:

June 30, 2010
US$

Net operating loss carry forwards	1,384,003
Less: valuation allowance	(1,384,003)

Net	-

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Note 13. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK

On December 1, 2009 (the “Closing Date”), China XD Plastics entered into a securities purchase agreement (the “Purchase Agreement”), with several investors, including institutional, accredited and non-US person and entities (the “Investors”), pursuant to which China XD Plastics sold units, comprised of 6% Series C convertible redeemable preferred stock, par value $0.0001 per share (the “Series C preferred stock”), and two  warrants, for a purchase price of $4.60 per unit (the “December 2009 Financing”).  The Company sold 15,188 units in the aggregate, which included (i) 15,188 shares of Series C preferred stock, (ii) Series A warrants to purchase 1,320,696 shares of common stock at an exercise price of $5.50 per share with a five-year term, and (iii) Series B warrants to purchase 1,178,722 shares of common stock at an exercise price of $0.0001 with a five-year term.  Net proceeds were approximately $13,891,477, net of issuance costs of approximately $719,400 in cash and warrants to placement agent valued at $577,123.  Rodman Renshaw acted as placement agent and received (i) a placement fee in the amount equal to 5% of the gross proceeds and (ii) warrants to purchase up to 117,261 shares of common stock at an exercise price of $5.50, with a five-year term (“Placement Agent Warrants” and together with the Series A warrants and Series B warrants, the “Warrants” or “Investor Warrants”).

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Note 13. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

Liquidation Preference

In the event of a liquidation event, the holders of the Series C preferred stock then outstanding shall be entitled to receive in cash out of the assets of the Company available for distribution to its stockholders, an amount equal to $1,000 per share of the Series C preferred stock, plus any accrued but unpaid dividends thereon, whether or not declared, together with any other dividends declared but unpaid thereon, as of the date of liquidation before any payment shall be made or any assets distributed to the holders of the common stock or any other junior stock. If upon the occurrence of liquidation, the assets thus distributed among the holders of the Series C preferred stock shall be insufficient to permit the payment to such holders of the full Series C preferred stock amount, then the entire assets of the Company legally available for distribution shall be distributed ratably among the holders of the Series C preferred stock.

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

ii) Mandatory Redemption

If any preferred shares remain outstanding on the maturity date of December 1, 2012, the Company shall redeem such preferred shares in cash in an amount equal to the outstanding conversion amount for each such preferred share (See “Accounting for the Series C Preferred Stock” below).

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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

iii)  A separate instrument with the same terms as the embedded conversion feature would be derivative as per paragraph 6 of FASB ASC 815. Our review of paragraph 6 revealed that the embedded conversion feature without a host would be considered a derivative because the embedded conversion feature (1) has underlying and notional amounts (2) requires no initial net investments and (3) permits net settlement.

Based on the above considerations, the embedded conversion features related to our Series C preferred stock is a derivative that must be bifurcated from the host instrument and accounted for at fair value with changes in fair value recorded in earnings.

During the six months ended June 30, 2010, 15,186 out of total 15,188 shares of Series C preferred stock were converted into 3,301,300 shares of common stock. The conversion of Series C preferred stock resulted in a fair value gain of $3,082,922 recorded in earnings and a credit of $15,495,392 to additional paid-in capital during the six months ended June 30, 2010.

The Company calculated the fair value of the embedded conversion feature at June 30, 2010 to be $2,065 using the Black-Scholes option pricing model using the following assumptions:

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Note 13. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

•	risk free rate of return of 1.00%
•	volatility of 157.09%
•	dividend yield of 6.0%
•	expected term of 2.42 years

The fair value gain of the embedded conversion feature of $217,680 was recorded in earnings.

The movements of embedded conversion feature are summarized as follows:

US$
Issuance of preferred stock on December 1, 2009	16,812,682

Adjustment to fair value change	1,985,377

Balance as of December 31, 2009 and January 1, 2010	18,798,059

Conversion of preferred stock to common shares	(15,495,392)

Adjustment to fair value change upon conversion	(3,082,922)
Adjustment to fair value change	(217,680)

Balance as of June 30, 2010	2,065

Cash Dividend to Holders of Series C Preferred Stock

As of June 30, 2010, 15,186 out of total issued and outstanding 15,188 shares of Series C preferred stock have been converted into 3,301,300 common shares and the Company has made cash dividend payment of $1,621,433 to the holders who converted their preferred shares.

Stock Dividend to Holders of Series C Preferred Stock

On April 27, 2010, three holders of Series C preferred stock elected to receive their dividend payments in the form of restricted common stock aggregated to 24,545 shares, in connection with their conversion of all their series C preferred shares pursuant to the provisions in the Certification of Designation of Series C Preferred Stock.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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

The Company also considered the provisions of EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, which is now codified as FASB ASC 815-40, and which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by FASB ASC 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

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

The Company calculated the fair value of the Series A warrants at June 30, 2010 to be $6,230,995 compared to the fair value of $7,248,903 as of December 31, 2009, using the Black-Scholes option-pricing model using the following assumptions:

•	risk free rate of return of 1.79%
•	volatility of 157.09%
•	dividend yield of 6.0%
•	expected term of 4.42 years

The volatility of 157.09% was determined by taking the Company’s stock price from February 13, 2009 through November 13, 2009 and December 2, 2009 through June 30, 2010.  The Company believes that the stock price immediately after the reverse merger to February 12, 2009 remained constant. Moreover, the stock price was extremely volatile from November 14, 2009 to December 1, 2009, when it began trading on NASDAQ.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Note 13. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

The change in fair value of the Warrants of $1,017,908 was recorded in earnings for the six months ended June 30, 2010.

Series B warrants

The Series B warrants were not valued at the date of the agreement because the price will not be known until the Price Reset Date.

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

Since the Placement Agent Warrants contain the same terms as the Investor Warrants, the Placement Agent Warrants are also entitled to the benefits of the “down-round protection” provisions, which means that the Placement Agent Warrants will also need to be accounted for as a derivative under FASB ASC 815 with changes in fair value recorded in earnings at each reporting period.  As of June 30, 2010, the total fair value of the Placement Agent Warrants was $553,234, compared to the fair value of $643,610 as of December 31, 2009; therefore, the change of the total fair value of the Placement Agent Warrants of $90,376 was recorded in earnings for the six months ended June 30, 2010.

The registered holders of the Investor and Placement Agent Warrants are entitled to purchase from the Company at any time or times on or after the date immediately after the six month anniversary until the sixty month anniversary after the issuance date.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Note 13. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

The movement of common stock warrant purchase liabilities is summarized as follows:

	Series A warrants	Placement Agent warrants	Total
	US$	US$	US$
Issuance of common stock warrants on December 1, 2009	6,500,059	577,123	7,077,182

Adjustment to fair value change	748,844	66,487	815,331

Balance as of December 31, 2009 and January 1, 2010	7,248,903	643,610	7,892,513

Adjustment to fair value change	(1,017,908)	(90,376)	(1,108,284)

Balance as of June 30, 2010	6,230,995	553,234	6,784,229

Allocation of proceeds on December 31, 2009

The fair value of the embedded conversion feature and warrants of $23,312,741 was recorded as follows:

i)	the Company recorded a deemed preferred stock dividend of $13,891,477; and

ii)
the excess of the fair values of the embedded conversion feature and warrants over the net proceeds received of $9,421,264 was charged to changes in fair value of warrants and embedded derivatives in the statement of income and comprehensive income.

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

Stock compensation expense recognized is based on awards expected to vest. The fair value of the stock compensation is amortized over the respective vesting period based on the terms of the employment or service agreements under which the stock was awarded. The fair value of the stock-based compensation expense amortized for the six months ended June 30, 2010 and 2009 was $1,191,027 and $387,833, respectively.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Note 14. STOCK-BASED COMPENSATION (Continued)

A summary of the restricted stock unit activity is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Price per Share	Aggregated Fair Market Value
		$	$
Balance at January 1, 2010 and December 31, 2009	942,024	3.06	2,883,541

Vested	(942,024)	3.06	2,883,541

Balance at June 30, 2010 (granted but not yet vested)	-

As of June 30, 2010, 5,989,976 (December 31, 2009: 5,989,976) share-based awards were available for grant.

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

On June 5, 2009, China XD Plastics issued 1,790,000 common shares to some employees and consultants as stock compensation in connection with the services rendered or to be rendered in 2009. Among these shares, 868,000 vested in 2009 and 922,000 vested during the six months ended June 30, 2010.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Note 15. STOCKHOLDERS’ EQUITY (Continued)

On September 2, 2009, the Company issued 20,024 common shares to four independent directors in connection with the service agreements between China XD Plastics and the directors.  These shares vested during the six months ended June 30, 2010.

On November 16, 2009, a consultant exercised its warrants and received 57,152 shares of common stock.

During the six months ended June 30, 2010, 15,186 shares series C preferred stock were converted into 3,301,300 shares of common stock.

As of June 30, 2010, there are 44,195,177 shares of common stock issued and outstanding. There are also 1,000,000 shares of Series B Preferred Stock issued and outstanding, and all of the issued and outstanding shares of Series B Preferred Stock have voting power equal to 40% of the total voting power of all of the issued and outstanding shares of the common stock.

Note 16.  SIGNIFICANT CONCENTRATION

Two (2) major vendors provided approximately 99% of the Company’s purchases of raw materials for the six months ended June 30, 2010, with each vendor individually accounting for approximately 50% and 49%, respectively. The advance to one of the vendors was $20,219,362 and $19,629,245 as of June 30, 2010 and December 31, 2009, respectively.

Two (2) major vendors provided approximately 97% of the Company’s purchases of raw materials for the six months ended June 30, 2009, with each vendor individually accounting for 49% and 48%, respectively.

Two (2) major vendors provided approximately 99% of the Company’s purchases of raw materials for the three months ended June 30, 2010, with each vendor individually accounting for 52% and 47%, respectively. Two (2) major vendors provided approximately 97% of the Company’s purchases of raw materials for the three months ended June 30, 2009, with each vendor individually accounting for 50% and 45%, respectively.

Sales to two major distributors accounted for approximately 70% of the Company’s sales for the six months ended June 30, 2010, with each distributor individually accounting for 58% and 12%, respectively.

Sales to three major distributors accounted for approximately 77% of the Company’s sales for the three months ended June 30, 2010, with each distributor individually accounting for 53%, 13% and 11%, respectively.

Sales to one major distributor accounted for approximately 91% and 87%, respectively, of the Company’s sales for the six and three months ended June 30, 2009.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Note 17. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share for the six and three months ended June 30, 2010 and 2009 is determined by dividing net income (loss) for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings (loss) per common share in accordance with FASB ASC 260.

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings (loss) per share for the periods presented:

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
	US$	US$	US$	US$
		(Restated – note 21)		(Restated – note 21)
Income (loss) available to common stockholders

Net income (loss)	10,125,984	5,947,645	(2,956,372)	1,931,003
Less: dividends to Series C preferred Stockholder	(2,723,337)	-	(162,421)	-

Adjusted income (loss) attributable to common stockholders	7,402,647	5,947,645	(3,118,793)	1,931,003

Weighted average shares outstanding – Basic	42,664,991	16,070,273	44,135,396	31,167,002

Effect of diluted securities – Series A preferred stock	-	23,186,728	-	8,344,301
Effect of diluted securities – Series C preferred stock	176,314		-	-
Effect of diluted securities – Warrants	331,836	41,419	-	41,419
Weighted average shares outstanding – Diluted	43,173,141	39,298,420	44,135,396	39,552,722
Earnings (loss) per share
Basic	0.17	0.37	(0.07)	0.06
Diluted	0.17	0.15	(0.07)	0.05

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Note 18. COMMITMENTS AND CONTINGENCIES

As of June 30, 2010, the Company leased buildings and facilities in Harbin and the lease will expire on April 30, 2012. Rental expenses for the six months ended June 30, 2010 and 2009 amounted to $146,505 and $146,347, respectively. The rental expenses are included in general and administrative expenses.

As of June 30, 2010, the Company rented an office in the U.S. and the lease will expire on November 30, 2010. Rental expenses for the six months ended June 30, 2010 and 2009 amounted to $48,420 and $69,204, respectively.

The future minimum lease payments under the above mentioned leases as of June 30, 2010 are as follows:

Year ending December 31,	US$
2010	176,934
2011	294,923
2012	98,308
Total	570,165

As of June 30, 2010, HK Engineering Plastics had a commitment in respect of capital contribution to Harbin Xinda of approximately $16,000,000 (RMB109,190,000), which has to be paid by December 3, 2011.

As of June 30, 2010, the Company had a capital commitment in respect of machinery of $205,000 (RMB1,400,000).

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Note 19. FAIR VALUE MEASUREMENT (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of June 30, 2010
Description	Total	Level 1	Level 2	Level 3
	US$	US$	US$	US$
Common stock warrant purchase liabilities	6,784,229	-	6,784,229	-
Embedded conversion feature liabilities	2,065	-	2,065	-
Total	6,786,294	-	6,786,294	-

Note 20. DISTRICT ENTRY AGREEMENT

On April 14, 2010, China XD Plastics, through its subsidiary Harbin Xinda, entered into a District Entry Agreement (the “DE Agreement”) and a Memorandum (the “Memo”) with Harbin Economic and Technological Development Zone Administration (the “Administration”).  Pursuant to the DE Agreement, Harbin Xinda agreed to relocate all its manufacturing facilities of the Qinling Road Factory and change its business address and tax registration to Ha Ping Road Centralized Industrial Park where Dalian Road Factory is located. Following the relocation of such manufacturing facilities, and upon the completion of the business address change and tax registration with the Development Zone of the new location, the Administration will pay a total of approximately $3 million (RMB 20 million) to Harbin Xinda as business relocation subsidies. According to the payment terms of the DE Agreement, approximately $1.5 million (RMB 10 million) will be paid within seven days of the completion of Harbin Xinda’s business address change and tax registration and the remaining approximately $1.5 million (RMB 10 million) will be paid in the corresponding period the following month.

During the three months ended June 30, 2010, $3 million (RMB 20 million) was received.  However, Harbin Xinda has to return the relocation subsidy, plus interest, to the Administration if Harbin Xinda’s revenue does not reach RMB 1.3 billion for the year ending December 31, 2010.  The Company did not recognize the subsidy in other income as in accordance with FASB ASC 450-30-25, the gain is contingent upon the Company meeting the revenue target as stipulated in the DE Agreement and the Memo.  Therefore, it was recorded in other payables.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Note 21. RESTATEMENT TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2009

The Company has restated the consolidated financial statements for the six months ended June 30, 2009 as a result of a non-cash error regarding the accounting for stock options (the “Options”) granted to a director, Mr. Jie Han (“Mr. Han”), pursuant to the requirements of ASC Topic 718.

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

The Company’s restated its consolidated financial statements for the six months ended June 30, 2009 to incorporate the additional stock-based compensation expense in respect of the options granted to Mr. Han of $3,065,388.

The following tables reconcile the previously filed quarterly results to the restated quarterly results for the six months ended June 30, 2009.

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Note 22. SUBSEQUENT EVENTS

Restricted Stock and Stock Options Issued to Employees and Directors

On July 22, 2010, the Company’s compensation committee approved the issuance of 99,856 shares of restricted stock to its four (4) independent directors and certain executive officers and employees. The restricted shares issued to independent directors and employees were granted for their services rendered to the Company. The shares issued to independent directors vest six (6) months after the issuance date and three (3) years for the employees.

On July 29, 2010, the Company’s compensation committee approved the issuance of 445,500 shares of options to purchase shares of the Company’s common stock to certain executive officers and employees. One-third (1/3) of the options will vest yearly on a calendar basis over a three-year period commencing on the date of grant. The exercise price shall be the greater of (i) $8.01 or (ii) 85% of the fair market value as determined under the Company’s stock option plan on the date of the grant.

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

Overview

China XD Plastics Company Limited (“China XD Plastics”), formerly known as NB Telecom, Inc (“NB Telecom”) was originally incorporated as NB Payphones Ltd. under the laws of the state of Pennsylvania on November 16, 1999. On December 27, 2005, we migrated our state of organization to the state of Nevada and effective March 23, 2006, our name was changed to NB Telecom.

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

Results of Operations

Comparing Three Months Ended June 30, 2010 and 2009:

The following table sets forth information from our statements of operations for the three months ended June 30, 2010 and 2009, in dollars:

	For the Three Months Ended June 30,
	2010	2009
		(Restated)
Sales	$62,010,671	$31,912,267
Cost of Sales	(47,206,057)	(25,243,756)
Gross Profit	14,804,614	6,668,511
Operating Expense	16,764,124	4,449,922
Operating Income (Loss)	(1,959,510)	2,218,589
Interest Expense, net	(277,264)	(337,113)
Other Income, net	37,789	53,302
Changes in fair value of warrants and embedded derivatives	(712,768)	-
Net Income (Loss)	(2,956,372)	1,931,003
Comprehensive Income (Loss)	$(2,428,507)	$1,941,223

Net sales

During the three months ended June 30, 2010, we had net sales of $62,010,671, as compared with net sales of $31,912,267 during the same period in 2009, an increase of $30,098,404, or 94.3%, due to our increased and expanded sales both in volume and of new variety of products to our existing and new customers as a result of the high market demand supported by our newly acquired production lines in December 2009. The automobile market in China is the primary market for our products, and it continued to expand in the first and second quarter of 2010, mainly due to the increasing automobile consumption in China. We continued to capitalize on this growth trend during the second quarter of 2010.

Cost of Sales and Gross Margin

During the three months ended June 30, 2010, we had cost of sales of $47,206,057, as compared with cost of sales of $25,243,756 during the same period in 2009, an increase of approximately $21,962,301, or 87.0%, reflecting the increase in net sales. The gross profit rose to $14,804,614 for the three months ended June 30, 2010, or a 122.0% increase compared with $6,668,511 during the same period in 2009. Our gross margin increased to 23.9% during the three months ended June 30, 2010 from 20.9% during the three months ended June 30, 2009. The increase was mainly attributed to the increased sales of our high-end products as a percentage to total sales in the second quarter of 2010 thanks to our efforts of developing and selling more high value-added automotive modified plastics.

Operating Expenses

Our operating expenses were $16,764,124 during the three months ended June 30, 2010, compared with $4,449,922 during the three months ended June 30, 2009, an increase of $12,314,202, or approximately 276.7%. The increase in operating expenses was principally due to the increase in stock-based compensation expense, selling expenses, research and development expenses, depreciation expenses and payroll expenses. Selling expenses increased by $61,233, or 101.1%, to $121,826 during the three months ended June 30, 2010 compared to $60,593 during the same period in 2009, as we expanded to other major automobile regions in China while we continued penetrating the Northeast China market. General and administrative expenses increased from $4,180,511 during the quarter ended June 30, 2009 to $14,803,282 for the quarter ended June 30, 2010.  General and administrative expenses included non-cash stock compensation expense of options granted to Mr. Han of $13,355,832 and $3,065,388 for the three months ended June 30, 2010 and 2009, respectively. Research and development expenses increased from $208,818, or 780.7%, during the three months ended June 30, 2009 to $1,839,016 during the same period in 2010, reflecting our increased efforts in new products development. As a result, our operating expenses increased to $16,764,124 during the quarter ended June 30, 2010 from $4,449,922 during the quarter ended June 30, 2009.

Interest Expense, Net

Interest expense decreased by $59,849, or 17.8%, from $337,113 during the three months ended June 30, 2009 to $277,264 for the three months ended June 30, 2010. The decrease in interest expense resulted from the decrease in our loans, as we repaid some borrowings which were used to fund the rapid growth in our business.

Change in Fair Value of Warrants and Derivative Liabilities

Change in fair value of warrant and derivative liabilities was an increase of $712,768 during the three months ended June 30, 2010 as compared to nil for the three months ended June 30, 2009 due to the change of fair value of warrants and embedded conversion feature related to the private placement in December 2009.

Net Income (Loss)

Despite the significant increase in our sales and gross margin, due to the increase of stock based compensation costs and expenses, we incurred a net loss of $2,956,372 during the three months ended June 30, 2010, compared with a net income of $1,931,003 during the three months ended June 30, 2009. The significant decrease in net income was mainly attributable to $13,355,832 stock based compensation and a fair value loss of $712,768 on  warrants and derivative liabilities related to the private placement in December 2009.

Comprehensive Income (Loss)

As a result of the factors described above and a currency translation adjustment, our comprehensive loss was $2,428,507 during the quarter ended June 30, 2010, compared with comprehensive income of $1,941,223 during the quarter ended June 30, 2009.

Comparing Six Months Ended June 30, 2010 and 2009:

The following table sets forth information from our statements of operations for the six months ended June 30, 2010 and 2009, in dollars:

	For the Six Months Ended June 30,
	2010	2009
		(Restated)
Sales	$112,047,102	$58,304,156
Cost of Sales	(85,345,782)	(45,879,331)
Gross Profit	26,701,320	12,424,825
Operating Expense	20,261,681	5,830,657
Operating Income	6,439,639	6,594,168
Interest Expense, net	(683,303)	(692,719)
Other Income, net	28,113	52,657
Changes in fair value of warrants and embedded derivatives	4,408,886	-
Net Income	10,125,984	5,947,645
Comprehensive Income	$10,671,494	$5,920,249

Net sales

During the six months ended June 30, 2010, we had net sales of $112,047,102, as compared with net sales of $58,304,156 during the same period in 2009, an increase of $53,742,946, or 92.2%, due to our increased and expanded sales both in volume and of new variety of products to our existing and new customers as a result of the high market demand supported by our newly acquired production lines in December 2009. The automobile market in China, especially the market for small to medium engine automobiles which is the primary market for our products, continued to expand in the first and second quarter of 2010, mainly due to the increasing automobile consumption in China. We capitalized on this growth trend during the first and second quarter of 2010.

Cost of Sales and Gross Margin

During the six months ended June 30, 2010, we had cost of sales of $85,345,782, as compared with cost of sales of $45,879,331 during the same period in 2009, an increase of approximately $39,466,451, or 86.0%, reflecting the increase in net sales. The gross profit rose to $26,701,320 for the six months ended June 30, 2010, or a 114.9% increase compared with $12,424,825 during the same period in 2009. Our gross margin increased to 23.8% during the six months ended June 30, 2010 from 21.3% during the six months ended June 30, 2009. The increase was mainly attributed to the increased sales of our high-end, higher margin products as a percentage to total sales, thanks to our efforts of developing and selling more high value-added automotive modified plastics.

Operating Expenses

Our operating expenses were $20,261,681 during the six months ended June 30, 2010, compared with $5,830,657 during the six months ended June 30, 2009, an increase of $14,431,024 or approximately 247.5%. The increase in operating expenses was principally due to the increase in the non-cash expense of option arrangement, stock-based compensation expense, selling expense, research and development expense, depreciation expenses and payroll expenses. Selling expenses increased by $109,962 or 100.7%, to $213,205 during the six months ended June 30, 2010 compared to $106,243 during the same period in 2009, as we expanded to other major automobile regions in China while we continued penetrating the Northeast China market. General and administrative expenses increased from $5,226,441 during the six months ended June 30, 2009 to $16,704,288 for the six months ended June 30, 2010.  General and administrative expenses include non-cash stock compensation expense of options granted to Mr. Han of $13,355,832 and $3,065,388, for the six months ended June 30, 2010 and 2009, respectively. Research and development expenses increased $2,846,215, or 571.6%, from $497,973 during the six months ended June 30, 2009 to $3,344,188 during the same period in 2010, reflecting our increased efforts in new products development. As a result, our operating expenses increased to $20,261,681 during the six months ended June 30, 2010 from $5,830,657 during the six months ended June 30, 2009.

Interest Expense, Net

Interest expense decreased by $9,416, or 1.4%, from $692,719 during the six months ended June 30, 2009 to $683,303 for the six months ended June 30, 2010. The decrease in interest expense resulted from the decrease in our loans, as we repaid some borrowings which were used to fund the rapid growth of our business.

Change in Fair Value of Warrants and Derivative Liabilities

Change in fair value of warrant and derivative liabilities was a decrease of $4,408,886 during the six months ended June 30, 2010 as compared to nil for the six months ended June 30, 2009 due to the change of fair value of warrants and embedded conversion feature related to the private placement in December 2009.

Net Income

Due to the significant increase in our sales and gross margin, and despite the significant increase of stock based compensation expenses, our net income increased to $10,125,984 during the six months ended June 30, 2010, compared with $5,947,645 during the six months ended June 30, 2009. This increase in net income was mainly attributable to non-cash fair value gain of $4,408,886 on warrants and derivative liabilities related to the private placement in December 2009, offset by $13,355,832  non-cash stock based compensation.

Comprehensive Income

As a result of the factors described above and a currency translation adjustment, our comprehensive income was $10,671,494 during the six months ended June 30, 2010, compared with $5,920,249 during the six months ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had $21,632,675 in cash and cash equivalents, compared to $6,850,784 as of December 31, 2009. There was an increase in cash and cash equivalents of $14,781,891. The net increase in cash and cash equivalents for the period was mainly due to cash provided by operations, more specifically, the increase in accounts payable and other payables, deferred revenue, and proceeds from bank acceptance notes payable, offset by the increase in accounts and other receivables.

Operations

For the six months ended June 30, 2010, cash provided by operations was $10,996,422, compared to cash provided by operations of $3,992,276 for the same period in 2009. The primary reason for the change was mainly due to the increase in net income, deferred revenue and accounts payable.

Investments

Cash provided in investing activities was $68,826 for the six months ended June 30, 2010 as compared to cash used in investing activities of $711,153 for the six months ended June 30, 2009, as we received proceeds from the disposal of property, a plant and equipment during the six months ended June 30, 2010.

Financing

For the six months ended June 30, 2010, net cash provided by financing activities was $3,574,439 as compared to net cash used in financing activities of $5,678,139 for the same period in 2009. Increase in cash provided by financing activities is sourced from the proceeds of the short term bank acceptance notes payable.

Based on past performance and current expectations, we believe our cash and cash equivalents and cash generated from operations will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations for at least the next 12 months.

The majority of our revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. We do not engage in currency hedging. Inflation has not had a material impact on our business.

Off-Balance Sheet Arrangements

Neither us, nor any of our subsidiaries, has any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies

This section should be read together with the Summary of Significant Accounting Policies included as Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for 2009 filed with the SEC.

Principles of consolidation

The condensed consolidated financial statements include the accounts of China XD Plastics Company Ltd., and its Subsidiaries, Favor Sea Limited, Favor Sea (US) Inc., Hong Kong Engineering Plastics Company Limited (“HK Engineering Plastics”), Harbin Xinda Macromolecule Material Co. Ltd. (“Harbin Xinda Material”), Harbin Xinda Macromolecule Research Institute, and Harbin Xinda Macromolecule Material Engineering Research Center ("Engineering Center") (collectively referred to as the “Company”). All significant inter-company balances and transactions are eliminated in consolidation.

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

Inventories

Inventories comprise raw materials, packing materials, work in process and finished goods. Inventories are valued at the lower of cost or market with cost determined by the weighted average method. Management periodically compares the cost of inventories with the market value and an allowance is made for writing down the inventories to their market value, if lower than cost. No allowance for inventories is considered necessary for the six months ended June 30, 2010 and 2009.

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

Stock compensation expense recognized is based on awards expected to vest.  ASC No. 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates. The current options outstanding were only issued to founders and senior executives of the Company, which have very low turnover; therefore, there are no estimated forfeitures for these options.

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

The Company also considered the provisions of EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” which is now codified as FASB ASC 815-40, and which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by FASB ASC 815, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

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

Recent accounting pronouncements

In January 2010, the FASB issued Accounting Standard Update No.2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which amends ASC 820 to add new requirements for disclosures related to amounts transferred into and out of Level 1 and 2 fair value measurements as well as separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements. ASU 2010-06 also clarifies existing fair value disclosure requirements related to the level of disaggregation and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance has been effective since last quarter ended March 31, 2010, except for the separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010.

The adoption of this guidance did not have a material impact on its results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective because of weaknesses in our internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The material weaknesses could result in a misstatement of the aforementioned accounts or disclosures that might result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. However, giving full consideration to these material weaknesses, we performed adequate analyses and procedures, including among other things, and in addition to the remediation initiatives the Company has implemented as identified in our Annual Report on From 10-K for the fiscal year ended December 31, 2009, transaction reviews and account reconciliations in order to provide assurance that our unaudited consolidated financial statements included in this Quarterly Report were prepared in accordance with generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. As a result of these procedures, we concluded that the unaudited consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1	District Entry Agreement and Memorandum dated April 14, 2010 by and between Harbin Xinda Macromolecule Material Co., Ltd. and Harbin Economic and Technological Development Zone Administration. (1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

(1) Translated from Mandarin Chinese.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China XD Plastics Company Limited

Date: August 9, 2010	/s/ Jie Han
Jie Han Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2010	/s/ Taylor Zhang
Taylor Zhang Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1	District Entry Agreement and Memorandum dated April 14, 2010 by and between Harbin Xinda Macromolecule Material Co., Ltd. and Harbin Economic and Technological Development Zone Administration. (1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

(1) Translated from Mandarin Chinese.