Form 10-Q
period 2010-09-30
China XD Plastics Co Ltd
filed 2010-11-12
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

________________________
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

As of November 8, 2010, there were 47,628,367 issued and outstanding shares of the issuer’s common stock.

CHINA XD PLASTICS COMPANY LIMITED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
CHINA XD PLASTICS COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

		September 30, 2010	December 31, 2009
	Note	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents		$15,475,824	$6,850,784
Notes receivable		333,015	407,487
Accounts receivable - net of allowance for doubtful receivables of
$194,931 and $166,095, respectively	3	15,631,195	8,558,172
Prepaid expenses and other receivables		466,125	253,172
Inventories	4	27,665,735	18,371,485
Due from related parties	8	2,705	-
Advances to employees	5	223,255	512,745
Advances to suppliers		27,212,902	20,245,861
Taxes receivable		644,330	406,755

Total current assets		87,655,086	55,606,461

Property, plant and equipment, net	6	35,302,480	31,083,389

Other assets:
Intangible assets, net	7	242,593	241,945

Total assets		$123,200,159	$86,931,795

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short term loans	9	$20,923,128	$21,678,565
Accounts payable		1,473,126	1,258,459
Other payables	17	3,159,428	714,504
Accrued expenses		213,519	648,358
Taxes payable		63,317	4,134
Due to an employee		360,000	-
Due to related parties	8	2,030,672	148,397
Deferred revenue		155,354	300,296
Dividends payable		792,060	77,396

Total current liabilities		29,170,604	24,830,109
Other liabilities
Common stock warrant purchase liabilities	11	6,696,224	7,892,513
Embedded conversion feature liabilities	11	2,006	18,798,059

Total other liabilities		6,698,230	26,690,572

Total liabilities		35,868,834	51,520,681

Series C convertible redeemable preferred stock: 15,186 and 15,188 shares issued and outstanding
as of September 30, 2010 and December 31, 2009, respectively	11	1,829	13,891,477

Commitments and contingencies	16

Stockholders' equity

Series B Preferred Stock, $0.0001 par value, 50,000,000 shares authorized,
1,000,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009	13	100	100
Common Stock, $0.0001 par value, 500,000,000 shares authorized, 44,295,033 and 40,867,050
shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	13	4,429	4,087
Additional paid-in-capital		59,610,876	15,360,949
Retained earnings		21,903,681	2,160,621
Statutory surplus reserve fund		2,471,007	2,471,007
Accumulated other comprehensive income		3,339,403	1,522,873

Total stockholders' equity		87,329,496	21,519,637

Total liabilities and stockholders' equity		$123,200,159	$86,931,795

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

		For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	Note	2010	2009	2010	2009
			(Restated- Note 18)

Sales		$177,392,985	$94,498,615	$65,345,883	$36,194,459

Cost of sales		(134,419,371)	(73,656,568)	(49,073,589)	(27,777,237)

Gross profit		42,973,614	20,842,047	16,272,294	8,417,222

Operating expenses
Research and development expenses		5,171,324	868,252	1,827,136	370,279
Selling expenses		316,493	224,261	103,288	118,018
General and administrative expenses		18,445,371	8,833,438	1,741,083	3,606,997
Total operating expenses		23,933,188	9,925,951	3,671,507	4,095,294

Operating income		19,040,426	10,916,096	12,600,787	4,321,928

Other income (expenses)
Interest income (expenses)		(993,817)	(1,033,183)	(310,514)	(340,464)
Other income		47,951	62,949	2,340	407
Other expense		(17,549)	(10,937)	(51)	(1,052)
Changes in fair value of warrants and embedded derivatives	11	4,496,950	-	88,064	-
Total other income (expense)		3,533,535	(981,171)	(220,161)	(341,109)

Income before income taxes		22,573,961	9,934,925	12,380,626	3,980,819

Provision for income taxes	10	(184,900)	(30,641)	(117,549)	(24,179)

Net income		$22,389,061	$9,904,284	$12,263,077	$3,956,640

Other comprehensive income
Foreign currency translation adjustment		1,816,530	(46,606)	1,271,020	(19,210)

Comprehensive income		$24,205,591	$9,857,678	$13,534,097	$3,937,430

Net income		$22,389,061	$9,904,284	$12,263,077	$3,956,640

Dividend to Series C preferred stockholders		$(2,723,397)	$-	$(60)	$-
Deemed dividends (Beneficial conversion feature of series C preferred stock)		-	-

Net income attributable to common shareholders		19,665,664	9,904,284	12,263,017	3,956,640

Basic and diluted earnings per common share
Basic	15	$0.46	$0.42	$0.28	$0.10
Diluted	15	$0.45	$0.25	$0.28	$0.10

Weighted average common share outstanding
Basic	15	43,200,410	23,797,701	44,253,788	39,140,751
Diluted	15	43,636,693	39,206,884	44,590,794	39,188,824

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months ended
	September 30,
	2010	2009
		(Restated -Note 18)
Cash flows from operating activities
Net income	$22,389,061	$9,904,284
Adjustments to reconcile net income to net cash provided by
(used in)operating activities:
Depreciation and amortization	2,482,144	1,457,983
Stock-based compensation expense	14,730,213	6,256,818
Change in fair value of warrants and derivative liabilities	(4,496,950)	-
Loss (gain) on disposals of property, plant and equipment	(24,278)	45,342
Changes in assets and liabilities:
(Increase) decrease in -
Restricted cash	-	3,659,063
Notes receivables	81,342	184,153
Accounts receivable and other receivables	(6,975,637)	(995,004)
Prepaid expenses	22,654	(34,796)
Inventories	(8,769,909)	(2,842,260)
Advances to employees	253,518	(341,056)
Advances to suppliers	(6,444,761)	3,287,927
Taxes receivable	(225,426)	(223,483)
Due from related parties	-	(50,389)
Deferred charge	-	377,528
Increase (decrease) in -
Accounts payable and other payables	2,575,121	554,807
Due to an employee	360,000	-
Accrued expenses	(439,738)	(515,740)
Tax payable	58,109	(1,536)
Deferred revenue	(148,476)	(2,528,120)

Net cash provided by operating activities	15,426,987	18,195,521

Cash flows from investing activities
Purchase of property, plant and equipment	(6,306,656)	(1,842,306)
Proceeds from sales of property, plant and equipment	324,924	-

Net cash used in investing activities	(5,981,732)	(1,842,306)

Cash flows from financing activities
Dividends paid	(1,796,337)	-
Repayment of short term loans	(1,175,328)	(292,725)
Repayment of bank acceptance notes payable	-	(8,049,938)
Repayment to related parties	(2,666)	(7,328,683)
Proceeds from related parties	1,879,320	562,511

Net cash used in financing activities	(1,095,011)	(15,108,835)

Effect of exchange rate changes on cash and cash equivalents	274,796	(48,035)

Net increase in cash and cash equivalents	8,625,040	1,196,345

Cash and cash equivalents, beginning of period	6,850,784	3,869,035

Cash and cash equivalents, end of period	$15,475,824	$5,065,380

Supplemental disclosures of cash flow information:

Interest paid	$950,483	$1,033,183
Income taxes paid	$67,540	$-

Non-cash investing and financing activities:
Embedded conversion feature reclassified to equity upon conversion	$15,495,392	$-
Common stock issued for preferred stock	$13,889,648	$-
Warrants issued for consulting service	$-	$46,260
Stock options granted to a director	$13,355,832	$3,065,388
Common stock options/ restricted shares issued for services	$1,374,381	$3,145,170

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements for the nine months ended September 30, 2010 and 2009 include the accounts of China XD Plastics, Favor Sea (BVI), Favor Sea (US), HK Engineering Plastics, Harbin Xinda and the Research Institute. The consolidated financial statements for the nine months ended September 30, 2010 also include the accounts of the New Research Center.  They are collectively referred to as the “Company”. The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  All significant inter-company balances and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of September 30, 2010 and December 31, 2009, the Company did not have any cash equivalents.

Accounts Receivable

Accounts receivable consist primarily of receivables resulting from sales of products, and are stated at net realizable value.

Allowance for Doubtful Receivables

The Company recognizes an allowance for doubtful receivables to ensure accounts and other receivables are not overstated due to uncollectability.  Allowance for doubtful receivables is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.  An additional allowance for individual accounts is recorded when the Company becomes aware of a customer’s or other debtor’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s or other debtor’s operating results or financial position. If circumstances related to customers or debtors change, estimates of the recoverability of receivables would be further adjusted (See Note 3).

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories comprise raw materials, packing materials, work in progress and finished goods. Inventories are valued at the lower of cost or market with cost determined by the weighted average method. Management periodically compares the cost of inventories with the market value and an allowance is made to write down the inventories to their respective market values, if lower than cost. No allowance for inventories was considered necessary for the nine months ended September 30, 2010 and 2009.

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

Advances to Suppliers

Advances to suppliers represent payments made and recorded in advance for goods and services. The Company makes advance payments to raw materials suppliers. In order to maintain a long-term relationship with the suppliers, the Company frequently makes advance payments from one and a half month to three months ahead. The advances to suppliers were $27,212,902 and $20,245,861 as of September 30, 2010 and December 31, 2009, respectively.

Impairment of Long-lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets.   If the carrying amounts of assets exceed their estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amounts of the assets exceed the fair value of the assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss was recorded for the nine months ended September 30, 2010 and 2009, respectively.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Asset

Intangible asset consists of land use right which is stated at cost less amortization. Amortization is computed using the straight-line method, based on the period over which the right is granted by the relevant authorities in Heilongjiang Province, PRC.

Stock Based Compensation

The Company accounts for stock-based compensation arrangements using the fair value method in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 718 “Compensation-Stock Compensation”. FASB ASC 718 requires that the fair value of share awards issued, modified, repurchased or cancelled after implementation, under share-based payment arrangements, is measured as of the date the award is issued, modified, repurchased or cancelled. The resulting cost is then recognized in the statement of income and comprehensive income over the service period.

The Company estimates fair value of restricted stock based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant.

The fair value of stock options and warrants is estimated using the Black-Scholes option-pricing model. The Company’s expected volatility assumption is based on similar public entities for which share and option price information is available, and the historical volatilities of those public entities’ share prices are considered in calculating the expected volatility appropriate to the Company. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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

Derivative Financial Instruments

Derivative financial instruments are accounted for under FASB ASC 815 “Derivatives and Hedging”.  Under FASB ASC 815, all derivative instruments are recorded on the balance sheet as assets or liabilities and measured at fair value.  Changes in the fair value of derivative instruments are recorded in current earnings.

Income Taxes

The Company accounts for income taxes under FASB ASC 740 "Income Taxes".  Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company reviewed the differences between the tax bases under PRC tax laws and financial reporting under US GAAP, and no material differences were found.

FASB ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and it prescribes a recognition threshold and measurement attributable for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.  Interest and penalties from tax assessments, if any, are included in general and administrative expenses in the consolidated statement of income and comprehensive income.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 30, 2010 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of September 30, 2010, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Under current PRC tax laws, 10% withholding tax is imposed in respect to distributions paid to foreign owners.  As the subsidiaries in the PRC have no intention to pay dividends in the foreseeable future, no withholding tax on undistributed earnings has been accrued as of September 30, 2010.

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

Research and Development Expenses

Research and development expenses are costs associated with developing the Company’s intellectual property. Research and development costs are expensed as incurred. The costs of equipment that are acquired or constructed for research and development activities and have alternative future uses are classified as plant and equipment and depreciated over their estimated useful lives. The research and development expenses for the nine months ended September 30, 2010 and 2009 were $5,171,324 and $868,252, respectively. The research and development expense for the three months ended September 30, 2010 and 2009 was $1,827,136 and $370,279, respectively.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

FASB ASC 825 “Financial Instruments” requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet.  The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

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

The Company uses an option-pricing model that incorporates the Company’s stock price and risk-free interest rate as well as assumptions regarding a number of highly complex and subjective variables, which includes but not limits to the Company’s expected stock price volatility over the term of the derivative liabilities.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of September 30, 2010
Description	Total	Level 1	Level 2	Level 3
	US$	US$	US$	US$
Common stock warrant purchase liabilities	6,696,224	-	6,696,224	-
Embedded conversion feature liabilities	2,006	-	2,006	-
Total	6,698,230	-	6,698,230	-

Earnings per Share

The Company computes earnings per share (“EPS’) in accordance with FASB ASC 260.  FASB ASC 260 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the year.

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

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income.  Other comprehensive income includes unrealized gains or losses resulting from currency translations of foreign subsidiaries.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company does not require collateral or other security to support these receivables.  The Company conducts periodic reviews of its customers' financial condition and customer payment practices to minimize collection risk on accounts receivable.  As of September 30, 2010 and December 31, 2009, the Company had credit risk exposure of uninsured cash in banks of approximately $15,475,824 and $6,850,784, respectively.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The functional currency of the Company is Renminbi, and its reporting currency is U.S. dollars.  In accordance with FASB ASC 830 “Foreign Currency Matters”, the Company’s balance sheet accounts are translated into U.S. dollars at the year-end or period end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise.  Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the consolidated statement of income and comprehensive income as incurred.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standard Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which amends ASC 820 to add new requirements for disclosures related to amounts transferred into and out of Level 1 and 2 fair value measurements as well as separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements. ASU 2010-06 also clarifies existing fair value disclosure requirements related to the level of disaggregation and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance has been effective since the quarter ended March 31, 2010, except for the separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010.

The adoption of this guidance did not have a material impact on its results of operations or cash flows.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Note 3. ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables resulting from sales of products during the normal course of business. Accounts receivable as of September 30, 2010 and December 31 2009 amounted to $15,631,195 and $8,558,172, respectively.

The Company collaborates directly with its end users on new product development, product certifications and post-sales support. Sales contracts are usually signed directly between the Company and its end users. Due to the nature of this industry, the Company also regularly uses distributors to sell its products to various end users. This arrangement can greatly assist to ensure timely collections of its accounts receivable and reduce its selling and administrative costs.  The Company believes that all of the accounts receivable outstanding from these distributors are collectible (See Note 14).

The changes in allowance for doubtful receivables are summarized as follows:

	As of
	September 30, 2010	December 31, 2009
	US$	US$

Beginning balance	166,095	99,669
Additions	28,836	66,426

Ending balance	194,931	166,095

The allowance for doubtful receivables was recorded in general and administrative expenses.

Note 4. INVENTORIES

Inventories consist of the following:

	As of
	September 30, 2010	December 31, 2009
	US$	US$

Raw materials	13,848,723	5,760,957
Work-in-progress	659,841	12,030,860
Finished goods	13,150,544	570,701
Packing supplies	6,627	8,967
Total	27,665,735	18,371,485

No allowance for inventories was made for the nine months ended September 30, 2010 and 2009.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Note 5. ADVANCES TO EMPLOYEES

Advances to employees represent cash advances to employees to purchase raw materials or equipment and other supplies for normal business purposes. The balance also included the proceeds receivable from employees in regard to Company automobiles sold to them in 2009. Advances to employees as of September 30, 2010 and December 31, 2009 amounted to $223,255 and $512,745, respectively.

Note 6. PROPERTY, PLANT AND EQUIPMENT, NET

The details of property, plant and equipment are as follows:

	As of
	September 30, 2010	December 31, 2009
	US$	US$

Machinery and equipment	31,394,450	30,455,968
Automobiles	133,191	402,690
Plant and buildings	3,971,728	3,863,746
Sub-total	35,499,369	34,722,404
Less: accumulated depreciation	(6,211,061)	(3,667,959)

Construction in progress	6,014,172	28,944
Total	35,302,480	31,083,389

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $2,477,951 and $1,453,807, respectively. Certain property, plant and equipment have been pledged for short term loans (See Note 9).

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

Net intangible asset as of September 30, 2010 and December 31, 2009 was as follows:

	As of
	September 30, 2010	December 31, 2009
	US$	US$
Land use right	272,917	267,486
Less: accumulated amortization	(30,324)	(25,541)
Total	242,593	241,945

Amortization expense for the nine months ended September 30, 2010 and 2009 amounted to $4,193 and $4,176, respectively.  Amortization expenses for the next five years amount to approximately $5,500 each year. The land use right has been pledged for short term loans (See Note 9).

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Note 8.  RELATED PARTY TRANSACTIONS

Amounts due to (+) and due from (-) affiliates are as follows:

	As of
	September 30, 2010	December 31, 2009
	US$	US$
XD Engineering	(2,705)	-
Harbin Xinda High-Tech Co., Ltd. (“Xinda High-tech)	261,525	148,397
Ms. Piao	1,769,147	-
Total	2,027,967	148,397

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

Prior to signing of the above-mentioned Agreement, the Company rented the buildings and equipment of Xinda High-Tech for the purpose of its production expansion. The lease term was from May 1, 2008 to April 30, 2011. The lease payment was for a total of RMB2,000,000 per year. The lease contract was cancelled when Harbin Xinda and Xinda High-Tech rescinded the Agreement on May 1, 2009 and at the same time, Harbin Xinda and Xinda High-Tech re-signed a new lease agreement for the office and factory space at No. 9 Dalian North Road, Haping Road Centralized District, Harbin Development Zone, Harbin, Heilongjiang, China. The leased space is 23,893.53 square meters and the term of the lease is from May 1, 2009 to April 30, 2012. The lease payment remains at RMB2,000,000 per year. In the nine months ended September 30, 2010 and 2009, the Company recorded $220,374 and $219,542, respectively, for the rent expenses.

On May 18, 2010, New Research Center signed an agreement (“Agreement”) with Xinda High-Tech to rent the office buildings of Xinda High-Tech located at No. 9 Dalian North Road, Haping Road Centralized District, Harbin Development Zone, Harbin, Heilongjiang, China. The lease term is from June 1, 2010 to May 31, 2013, with lease space of 2,801.19 square meters.  The lease payment is RMB200,000 per year.  In the nine months ended September 30, 2010, the Company recorded $9,794 for the rent expenses.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Note 9. SHORT TERM LOANS

The short-term loans include the following:

	As of
	September 30, 2010	December 31, 2009
	US$	US$
a) Loan payable to Bank of Communications one year term from December 8, 2009 to December 8, 2010 bears interest of 10% above the prime rate* set by Central Bank of China	-	4,394,304
b) Loan payable to Bank of Communications one year term from December 15, 2009 to December 13, 2010 bears interest of 10% above the prime rate* set by Central Bank of China	1,494,508	1,464,768
c) Loan payable to Harbin Bank one year term from February 24, 2009 to February 23, 2010 bears a fixed interest rate of 7.124% per year	-	4,394,304
d) Loan payable to Harbin Bank one year term from April 3, 2009 to April 2, 2010 bears a fixed interest rate of 7.124% per year	-	10,692,805
e) Loan payable to Harbin Bank three months term from December 25, 2009 to March 24, 2010 bears a fixed interest rate of 6.504% per year	-	732,384
f) Loan payable to Bank of Communications one year term from April 28, 2010 to April 27, 2011 bears interest rate of 5% above the prime rate* set by Central Bank of China	4,483,528	-
g) Loan payable to Longjiang Bank one year term from February 22, 2010 to February 21, 2011 bears a fixed interest rate of 5.441% per year	4,483,528	-
h) Loan payable to Longjiang Bank one year term from February 22, 2010 to February 21, 2011 bears a fixed interest rate of 5.441% per year	4,483,528	-
i) Loan payable to Longjiang Bank one year term from May 25, 2010 to February 21, 2011 bears a fixed interest rate of 5.441% per year	2,989,018	-
j) Loan payable to Longjiang Bank one year term from April 29, 2010 to February 21, 2011 bears a fixed interest rate of 5.441% per year	2,989,018	--
Total	20,923,128	21,678,565

* The prime rate set by Central Bank of China as of September 30, 2010 was 5.31%.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Note 9. SHORT TERM LOANS (Continued)

The one-year short term loan of $1,494,508 between Harbin Xinda and Bank of Communications for the period from December 15, 2009 to December 13, 2010 is secured by Harbin Xinda’s pledge of certain of its machineries, and is guaranteed by Mr. Han and his wife.

The one-year short term loan of $4,483,528 between Harbin Xinda and Bank of Communications for the period from April 28, 2010 to April 27, 2011 is secured by Xinda High-Tech’s pledge of certain of its machineries.

The two one-year short term loans of $4,483,528 each between Harbin Xinda and Longjiang Bank for the period from February 22, 2010 to February 21, 2011 are secured by Harbin Xinda’s pledge of certain of its machinery.

The short term loan of $2,989,018 each between Harbin Xinda and Longjiang Bank for the period from May 25, 2010 to February 21, 2011 is secured by Harbin Xinda’s pledge of its land use right and buildings.

The other short term loan of $2,989,018 between Harbin Xinda and Longjiang Bank for the period from April 29, 2010 to February 21, 2011 is secured by Xinda High-Tech’s pledge of certain of its machineries.

Interest expense for the Company’s short term loans totaled $950,483 and $1,033,183 for the nine months ended September 30, 2010 and 2009, respectively.

Note 10. INCOME TAXES

(a) Corporation Income Tax (“CIT”)

No provision for income tax for China XD Plastics and Favor Sea (US) has been made as they incurred losses for the nine months ended September 30, 2010 and 2009.

HK Engineering Plastics’ income is subject to taxation in Hong Kong at 16.5%.  No provision for Hong Kong income tax has been made as HK Engineering Plastics has had no assessable profit since its incorporation.

Favor Sea (BVI) is not subject to income tax in any tax jurisdiction.

The subsidiaries operating in the PRC are subject to income taxes as described below:

Prior to January 1, 2008, Foreign Investment Enterprises were subject to the Foreign Enterprise Investment Income Tax (“FEIT”). Under that law, Foreign Investment Enterprises were generally subject to an income tax rate of 33% on all income, including foreign income. Qualified Foreign Investment Enterprises would receive a reduced national tax rate of 24% or 15%. Qualifying Foreign Investment Enterprises in the manufacturing sector were exempted from the FEIT for two years starting in the first year they became profitable, and received a 50% reduction in the FEIT or the subsequent three years, or a “two plus three” tax holiday. As such Harbin Xinda was exempt from paying the FEIT for 2007 and 2006.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Note 10. INCOME TAXES (Continued)

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

Income for the New Research Center is subject to 25% statutory tax rate under the current tax laws in the PRC. However, New Research Center enjoys tax benefits per tax regulations on technology transfer in line with Implementation Regulations on Enterprise Income Tax of People’s Republic of China.  Income over RMB5 Million is subject to 12.5% tax rate, income below RMB5 Million is fully exempt.

The following table reconciles the statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2010 and 2009:

	2010	2009
		(Restated-Note 18)
PRC statutory rate	25.00%	25.00%
Effect of tax rates in different jurisdiction	15.57%	4.68%
Effect of non-deductible expenses	1.68%	0.28%
Effect of non-taxable income	(6.77%)	-
Changes in valuation allowance	2.19%	12.18%
Effect of tax exemption of PRC subsidiaries	(36.85%)	(41.83%)

Effective income tax rate	0.82%	0.31%

As of September 30, 2010, China XD Plastics and Favor Sea (US) had accumulated net operating loss carryforwards for United States federal tax purposes of approximately $4,717,140, that are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at September 30, 2010.  The net operating loss carryforwards expire in years 2027 through 2030.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Note 10. INCOME TAXES (Continued)

As of September 30, 2010, deferred tax assets consist of:

September 30, 2010
US$

Net operating loss carry forwards	1,603,828
Less: valuation allowance	(1,603,828)

Net	-

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

Note 11. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK

On December 1, 2009 (the “Closing Date”), China XD Plastics entered into a securities purchase agreement (the “Purchase Agreement”), with several investors, including institutional, accredited and non-US persons and entities (the “Investors”), pursuant to which China XD Plastics sold units, comprised of 6% Series C convertible redeemable preferred stock, par value $0.0001 per share (the “Series C preferred stock”), and two  warrants, for a purchase price of $4.60 per unit (the “December 2009 Financing”).  The Company sold 15,188 units in the aggregate, which included (i) 15,188 shares of Series C preferred stock, (ii) Series A warrants to purchase 1,320,696 shares of common stock at an exercise price of $5.50 per share with a five-year term, and (iii) Series B warrants to purchase 1,178,722 shares of common stock at an exercise price of $0.0001 with a five-year term.  Net proceeds were approximately $13,891,477, net of issuance costs of approximately $719,400 in cash and warrants to placement agent valued at $577,123.  Rodman Renshaw acted as placement agent and received (i) a placement fee in the amount equal to 5% of the gross proceeds and (ii) warrants to purchase up to 117,261 shares of common stock at an exercise price of $5.50, with a five-year term (“Placement Agent Warrants” and together with the Series A warrants and Series B warrants, the “Warrants” or “Investor Warrants”).

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Note 11. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Note 11. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

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

The Company is required to keep the Registration Statement continuously effective under the Securities Act until such date as is the earlier of the date when all of the securities covered by that Registration Statement have been sold or the date on which such securities may be sold without any restriction pursuant to Rule 144 (the “Financing Effectiveness Period”).  The Company will pay liquidated damages of 2% of each holder’s initial investment in the Units sold in the Financing, payable in cash, if the Registration Statement is not filed or declared effective within the foregoing time periods or ceases to be effective prior to the expiration of the Financing Effectiveness Period.  In the event the Company fails to make Registration Delay Payments in a timely manner, such Registration Delay Payments shall bear interest at the rate of one and one-half percent (1.5%) per month (prorated for partial months) until paid in full. However, no liquidated damages shall be paid with respect to any securities being registered that the Company is not permitted to include in the Financing Registration Statement due to the SEC’s application of Rule 415.

The Company evaluated the contingent obligation related to the RRA liquidated damages in accordance with FASB ASC 825-20, which requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, to be separately recognized and measured in accordance with FASB ASC 450.  The Company concluded that such obligation was not probable to be incurred based on the best information and facts available as of December 31, 2009.  Therefore, no contingent obligation related to the RRA liquidated damages was recognized as of December 31, 2009.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Note 11. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

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

During the nine months ended September 30, 2010, 15,186 out of total 15,188 shares of Series C preferred stock were converted into 3,301,300 shares of common stock. The conversion of Series C preferred stock resulted in a fair value gain of $3,300,661 recorded in earnings and a credit of $15,495,392 to additional paid-in capital during the nine months ended September 30, 2010.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Note 11. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

The Company calculated the fair value of the embedded conversion feature at September 30, 2010 to be $2,006 using the Black-Scholes option pricing model using the following assumptions:

•	risk free rate of return of 0.64%
•	volatility of 158.80%
•	dividend yield of 6.0%
•	expected term of 2.17 years

The fair value gain of the embedded conversion feature of $217,739 was recorded in earnings.

The movements of embedded conversion feature are summarized as follows:

US$
Issuance of preferred stock on December 1, 2009	16,812,682

Adjustment to fair value change	1,985,377

Balance as of December 31, 2009 and January 1, 2010	18,798,059

Conversion of preferred stock to common shares	(15,495,392)

Adjustment to fair value change upon conversion	(3,082,922)
Adjustment to fair value change	(217,739)
Balance as of September 30, 2010	2,006

Cash Dividend to Holders of Series C Preferred Stock

As of September 30, 2010, 15,186 out of total issued and outstanding 15,188 shares of Series C preferred stock have been converted into 3,301,300 common shares and the Company has made cash dividend payments of $1,796,337 to the holders who converted their preferred shares.

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Note 11. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

The Company analyzed the Warrants in accordance with FASB ASC 815, to determine whether the Warrants meet the definition of a derivative and, if so, whether the Warrants meet the scope exception of FASB ASC 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of FASB ASC 815.

The Company also considered the provisions of FASB ASC 815-40, which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative as defined by FASB ASC 815, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

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

The Company calculated the fair value of the Series A warrants at September 30, 2010 to be $6,150,167 compared to the fair value of $7,248,903 as of December 31, 2009, using the Black-Scholes option-pricing model using the following assumptions:

•	risk free rate of return of 1.27%
•	volatility of 158.80%
•	dividend yield of 6.0%
•	expected term of 4.17 years

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Note 11. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

The volatility of 158.80% was determined by taking the Company’s stock price from February 13, 2009 through November 13, 2009 and December 2, 2009 through September 30, 2010.  The Company believes that the stock price immediately after the reverse merger to February 12, 2009 remained constant. Moreover, the stock price was extremely volatile from November 14, 2009 to December 1, 2009, when it began trading on NASDAQ.

The change in fair value of the Warrants of $1,098,736 was recorded in earnings for the nine months ended September 30, 2010.

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

Since the Placement Agent Warrants contain the same terms as the Investor Warrants, the Placement Agent Warrants are also entitled to the benefits of the “down-round protection” provisions, which means that the Placement Agent Warrants will also need to be accounted for as a derivative under FASB ASC 815 with changes in fair value recorded in earnings at each reporting period.  As of September 30, 2010, the total fair value of the Placement Agent Warrants was $546,057, compared to the fair value of $643,610 as of December 31, 2009; therefore, the change of the total fair value of the Placement Agent Warrants of $97,553 was recorded in earnings for the nine months ended September 30, 2010.

The registered holders of the Investor and Placement Agent Warrants are entitled to purchase common shares from the Company at any time or times on or after the date immediately after the six month anniversary until the sixty month anniversary after the issuance date.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Note 11. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

The movement of common stock warrant purchase liabilities is summarized as follows:

	Series A warrants	Placement Agent warrants	Total
	US$	US$	US$
Issuance of common stock warrants on December 1, 2009	6,500,059	577,123	7,077,182

Adjustment to fair value change	748,844	66,487	815,331

Balance as of December 31, 2009 and January 1, 2010	7,248,903	643,610	7,892,513

Adjustment to fair value change	(1,098,736)	(97,553)	(1,196,289)

Balance as of September 30, 2010	6,150,167	546,057	6,696,224

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

Note 12. STOCK-BASED COMPENSATION

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Note 12. STOCK-BASED COMPENSATION (Continued)

The fair value of the stock-based compensation expense amortized for the nine months ended September 30, 2010 and 2009 was $1,374,381 and $3,191,430, respectively.

Stock Options Issued to Employees and Directors

On August 7, 2010, the Company’s compensation committee approved the issuance of 445,500 options to purchase shares of the Company’s common stock to certain executive officers and employees. One-third (1/3) of the options will vest yearly on a calendar basis over a three-year period commencing on the date of grant. The exercise price shall be the greater of (i) $8.01 or (ii) 85% of the fair market value as determined under the Company’s stock option plan on the date of the grant.

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected life 2 years, expected volatility 158.8%, dividend yield 0.00%, risk free interest rate 0.42% and exercise price of $8.01.

Following is a summary of the stock option activity:

	Number of Options Outstanding	Weighted Average Exercise Price US$	Aggregate Intrinsic Value US$
Balance as of December 31, 2009	-0-	-0-	-0-
Granted	445,500	8.01	596,970
Outstanding as of September 30, 2010	445,500	8.01	596,970
Exercisable as of September 30, 2010	-	-	-
Unvested as of September 30, 2010	445,500	8.01	596,970

The aggregate intrinsic value in the table above represents the total intrinsic value (i.e., the difference between the Company’s closing stock price of US$6.67 on September 30, 2010 and the exercise price, times the number of options) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. The total intrinsic value of options exercised during the period ended September 30, 2010 was nil. The number of options vested during the period ended September 30, 2010 was nil. The weighted average remaining contractual term of the outstanding options at September 30, 2010 was 2.

As of September 30, $2,007,090 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 2.85 years.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Note 12. STOCK-BASED COMPENSATION (Continued)

A summary of the restricted stock unit activity is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Price per Share		Aggregated Fair Market Value
		$		$
Balance at January 1, 2010	942,024		3.06	2,883,541

Granted	99,856		6.57	656,054

Vested	(942,024)		3.06	2,883,541

Balance at September 30, 2010 (granted but not yet vested)	99,856		6.57	656,054

As of September 30, 2010, 5,890,120 (December 31, 2009: 5,989,976) share-based awards were available for grant.

Note 13. STOCKHOLDERS’ EQUITY

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Note 13. STOCKHOLDERS’ EQUITY (Continued)

On June 5, 2009, China XD Plastics issued 1,790,000 common shares to some employees and consultants as stock compensation in connection with the services rendered or to be rendered in 2009. Among these shares, 868,000 vested in 2009 and 922,000 vested during the nine months ended September 30, 2010.

On September 2, 2009, the Company issued 20,024 common shares to four independent directors in connection with the service agreements between China XD Plastics and the directors.  These shares vested during the six months ended June 30, 2010.

On November 16, 2009, a consultant exercised its warrants and received 57,152 shares of common stock.

During the nine months ended September 30, 2010, 15,186 shares series C preferred stock were converted into 3,301,300 shares of common stock.

On August 7, 2010, the Company’s compensation committee approved the issuance of 99,856 shares of restricted stock to its four (4) independent directors and certain executive officers and employees. The restricted shares issued to independent directors and employees were granted for their services rendered to the Company. The shares issued to independent directors vest six (6) months after the issuance date and three (3) years for the employees.

As of September 30, 2010, there are 44,295,033 shares of common stock issued and outstanding. There are also 1,000,000 shares of Series B Preferred Stock issued and outstanding, and all of the issued and outstanding shares of Series B Preferred Stock have voting power equal to 40% of the total voting power of all of the issued and outstanding shares of the common stock.

Note 14.  SIGNIFICANT CONCENTRATION

Two (2) major vendors provided approximately 99% of the Company’s purchases of raw materials for the nine months ended September 30, 2010, with each vendor individually accounting for approximately 50% and 49%, respectively. The advance to one of the vendors was $21,601,278 and $19,629,245 as of September 30, 2010 and December 31, 2009, respectively.

Two (2) major vendors provided approximately 98% of the Company’s purchases of raw materials for the nine months ended September 30, 2009, with each vendor individually accounting for 50% and 48%, respectively.

Two (2) major vendors provided approximately 97% of the Company’s purchases of raw materials for the three months ended September 30, 2010, with each vendor individually accounting for 50% and 47%, respectively. Two (2) major vendors provided approximately 93% of the Company’s purchases of raw materials for the three months ended September 30, 2009, with each vendor individually accounting for 52% and 41%, respectively.

Sales to three major distributors accounted for approximately 78% of the Company’s sales for the nine months ended September 30, 2010, with each distributor individually accounting for 55%, 12% and 11%, respectively.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Sales to four major distributors accounted for approximately 85% of the Company’s sales for the three months ended September 30, 2010, with each distributor individually accounting for 49%, 13% 12% and 11%, respectively.

Sales to one major distributor accounted for approximately 86% and 76%, respectively, of the Company’s sales for the nine and three months ended September 30, 2009.

Note 15. EARNINGS PER SHARE

Earnings per share for the nine and three months ended September 30, 2010 and 2009 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with FASB ASC 260.

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
	US$	US$	US$	US$
		(Restated – note 18)
Income available to common stockholders

Net income	22,389,061	9,904,284	12,263,077	3,956,640
Less: dividends to Series C preferred stockholder	(2,723,397)	-	(60)	-

Adjusted income attributable to common stockholders	19,665,664	9,904,284	12,263,017	3,956,640

Weighted average shares outstanding – Basic	43,200,410	23,797,701	44,253,788	39,140,751

Effect of diluted securities – Series A preferred stock	-	15,365,194	-	-
Effect of diluted securities – Series C preferred stock	144,524		144,524	-
Effect of diluted securities – Warrants	291,759	43,989	192,482	48,073
Weighted average shares outstanding – Diluted	43,636,693	39,206,884	44,590,794	39,188,824
Earnings per share
Basic	0.46	0.42	0.28	0.10
Diluted	0.45	0.25	0.28	0.10

The Company had outstanding common stock purchase warrants of 1,437,957 and nil, respectively, on September 30, 2010 and 2009.  As of September 30, 2010 and 2009, because the market price was higher than the exercise price, the warrants were dilutive and included in diluted weighted average share calculation.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

The Company had stock options of 445,500 valued at $117,938 as of September 30, 2010.  Because the exercise price was higher than the market price, these options were anti-dilutive and not included in diluted weighted shares calculation.

Note 16. COMMITMENTS AND CONTINGENCIES

As of September 30, 2010, the Company leased buildings and facilities in Harbin and the leases will expire on April 30, 2012 and May 30, 2013. Rental expenses for the nine months ended September 30, 2010 and 2009 amounted to $230,168 and $219,542, respectively. The rental expenses are included in general and administrative expenses.

As of September 30, 2010, the Company rented an office in the U.S. and the lease will expire on November 30, 2010. Rental expenses for the nine months ended September 30, 2010 and 2009 amounted to $68,760 and $97,967, respectively.

The future minimum lease payments under the above mentioned leases as of September 30, 2010 are as follows:

Year ending December 31,	US$
2010	93,987
2011	328,792
2012	129,524
2013	12,454
Total	564,757

As of September 30, 2010, HK Engineering Plastics had a commitment in respect of capital contribution to Harbin Xinda of approximately $11,000,000 (RMB75,000,000), which has to be paid by December 3, 2011.

In September 2010, Research Institute entered into two equipment purchase contracts with Harbin Jiamu Import and Export Trading Co., Ltd. (“Seller”), pursuant to which, Research Center purchased various equipment valued at RMB41,000,000 (equivalent to approximately $6,100,000). As of September 30, 2010, the Company paid RMB40,000,000 and the retention of RMB1,000,000 is expected to be paid within one year.

Note 17. DISTRICT ENTRY AGREEMENT

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

During the nine months ended September 30, 2010, $3 million (RMB 20 million) was received.  However, Harbin Xinda has to return the relocation subsidy, plus interest, to the Administration if Harbin Xinda’s revenue does not reach RMB 1.3 billion for the year ending December 31, 2010.  The Company did not recognize the subsidy in other income as in accordance with FASB ASC 450-30-25, the gain is contingent upon the Company meeting the revenue target as stipulated in the DE Agreement and the Memo.  Therefore, it was recorded in other payables.

During the nine months ended September 30, 2010, relocation expenses of $172,950 was paid to the Administration in accordance with DE Agreement.

Note 18. RESTATEMENT TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

The Company has restated the consolidated financial statements for the nine months ended September 30, 2009 as a result of a non-cash error regarding the accounting for stock options (the “Options”) granted to a director, Mr. Jie Han (“Mr. Han”), pursuant to the requirements of ASC Topic 718.

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

The Company’s restated its consolidated financial statements for the nine months ended September 30, 2009 to incorporate the additional stock-based compensation expense in respect of the options granted to Mr. Han of $3,065,388.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

The following tables reconcile the previously filed quarterly results to the restated quarterly results for the nine months ended September 30, 2009.

	As previously reported	Adjustment	As restated
	US$	US$	US$
General and administrative expenses	5,768,050	3,065,388	8,833,438
Total operating expenses	6,860,563	3,065,388	9,925,951
Operating income	13,981,484	(3,065,388)	10,916,096
Income before income taxes	13,000,313	(3,065,388)	9,934,925
Net income	12,969,672	(3,065,388)	9,904,284
Comprehensive income	12,923,066	(3,065,388)	9,857,678
Earnings per share-basic:	0.54	(0.12)	0.42
Earnings per share-diluted:	0.33	(0.08)	0.25
Weighted average number of shares:
Basic:	23,797,701	-	23,797,701
Diluted:	39,206,884	-	39,206,884

Additional paid-in-capital	5,670,316	8,539,295	14,209,611
Retained earnings	33,020,813	(8,539,295)	24,481,518

Note 19. SUBSEQUENT EVENTS

1)	COMMON STOCK DIRECT OFFERING

On October 4, 2010, the Company entered into a letter agreement with Rodman & Renshaw, LLC, as exclusive placement agent (the “Placement Agent”), pursuant to which the Placement Agent has agreed to act as placement agent on a best efforts basis in connection with the sale of 3,333,334 shares of the Company’s common stock (“Common Stock”) together with warrants, exercisable for a six month and five trading day period commencing six months and one day following the closing date, to purchase up to an aggregate of 1,666,667 shares of Common Stock in a registered direct offering.

The Company has agreed to pay the Placement Agent an aggregate fee equal to 5% of the gross proceeds from the sale of shares of Common Stock and related warrants in this offering, plus warrants to purchase 166,667 shares of Common Stock.  The placement agent warrants are on substantially the same terms as the purchaser warrants except that the placement agent warrants will have an exercise price equal to $7.50 per share, or 125% of the public offering price, and an exercise period terminating on July 6, 2013.  The Company has also agreed to reimburse the Placement Agent for all out-of-pocket expenses incurred in connection with the offering, which is limited to the lesser of 0.8% of the gross proceeds raised by the Company or $25,000.

In connection with the offering, the Company and certain holders of the Company’s series C convertible preferred stock entered into an amendment agreement, dated as of September 30, 2010, to the securities purchase agreement dated November 27, 2009 among the Company and the purchasers of the Company’s series C convertible preferred stock, pursuant to which the parties agreed to amend such purchasers’ right to participate in future financings of the Company to exclude from this participation right.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Also on October 4, 2010, the Company and certain institutional investors entered into a securities purchase agreement, pursuant to which the Company agreed to sell to such investors an aggregate of 3,333,334 shares of Common Stock together with warrants to purchase a total of 1,666,667 shares of Common Stock, for gross proceeds of approximately $20.0 million. Each purchaser of shares of Common Stock will receive a warrant to purchase a number of shares equal to 50% of the number of shares of Common Stock the purchaser purchases in the offering. The purchase price for each share of Common Stock and the related warrant is $6.00. Each warrant has an exercise price of $6.00. Each warrant is subject to anti-dilution provisions that require adjustment of the number of shares of Common Stock that may be acquired upon exercise of the warrant, or to the exercise price of such shares, or both, to reflect stock dividends and splits, subsequent rights offerings, pro-rata distributions, and certain fundamental transactions.

The closing of the offering took place on October 8, 2010. 3,3,33,334 shares of the Company’s common stock were issued to the above-mentioned institutional investors for US$20,000,000 at $6 each.  Net proceeds after issuance cost were approximately US$18.8 Million.

2)	MATERIAL FIXED ASSETS PURCHASE

Subsequent to September 30, 2010, Research Institute entered into three equipment purchase contracts with Sellers, pursuant to which, Research Center purchased various equipment valued at RMB84,000,000 (equivalent to approximately $13,000,000).

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

On December 24, 2008, NB Telecom acquired all of the outstanding capital stock of Favor Sea Limited (“Favor Sea BVI”), a British Virgin Islands corporation, whose assets, held through its subsidiaries, are 100% of the registered capital of Harbin Xinda Macromolecule Material Co., Ltd. (“Harbin Xinda”), a limited liability company established under the laws of the People’s Republic of China (“China” or “PRC”) and Harbin Xinda’s wholly-owned subsidiary, Harbin Xinda Macromolecule Material Research Institute (the “Research Institute”) and Harbin Xinda Macromolecule Material Engineering Research Center Company Limited (the “New Research Center”).

Harbin Xinda is a manufacturer and developer of modified plastics. We believe that Harbin Xinda is one of the primary modified plastics manufacturers for automotive applications in the PRC, developing and producing made-to-order modified plastics and providing after-sales services to such automotive brands as Audi, Red Flag, VW Golf, and Mazda.

Results of Operations

Comparing Three Months Ended September 30, 2010 and 2009:

The following table sets forth information from our statements of operations for the three months ended September  30, 2010 and 2009, in dollars:

	For the Three Months Ended September 30,
	2010	2009

Sales	$65,345,883	$36,194,459
Cost of Sales	(49,073,589)	(27,777,237)
Gross Profit	16,272,294	8,417,222
Operating Expense	3,671,507	4,095,294
Operating Income	12,600,787	4,321,928
Interest Expense, net	(310,514)	(340,464)
Other Income (Loss) , net	2,289	(645)
Changes in fair value of warrants and embedded derivatives	88,064	-
Net Income	12,263,077	3,956,640
Comprehensive Income	$13,534,096	$3,937,430

Net sales

During the three months ended September 30, 2010, we had net sales of $65,345,883, as compared with net sales of $36,194,459 during the same period in 2009, an increase of $29,151,424, or 80.5%, due to our increased and expanded sales both in volume and of new variety of products to our existing and new customers as a result of the high market demand supported by our newly acquired production lines in December 2009. The automobile market in China is the primary market for our products, and it continued to expand in the first, second and third quarter of 2010, mainly due to the increasing automobile consumption in China. We continued to capitalize on this growth trend during the third quarter of 2010.

Cost of Sales and Gross Margin

During the three months ended September 30, 2010, we had cost of sales of $49,073,589, as compared with cost of sales of $27,777,237 during the same period in 2009, an increase of approximately $21,296,352, or 76.7%, reflecting the increase in net sales. The gross profit rose to $16,272,294 for the three months ended September 30, 2010, or a 93.3% increase compared with $8,417,222 during the same period in 2009. Our gross margin increased to 24.9% during the three months ended September 30, 2010 from 23.3% during the three months ended September 30, 2009. The increase was mainly attributed to the increased sales of our high-end products as a percentage to total sales in the third quarter of 2010 as a result of our efforts of developing and selling more high value-added automotive modified plastics.

Operating Expenses

Our operating expenses were $3,671,507 during the three months ended September 30, 2010, compared with $4,095,294 during the three months ended September 30, 2009, a decrease of $423,787, or approximately 10.3%. The decrease in operating expenses was principally due to the decrease of $2,573,983 in stock-based compensation expense, though principally offset by relocation expense of $172,950 paid to Harbin Economic and Technological Development Zone Administration pursuant to the District Entry Agreement together with an increase of $1,456,857 research and development expenses, which reflects our increased efforts in new products development.

Interest Expense, Net

Interest expense decreased by $29,950, or 8.8%, from $340,464 during the three months ended September 30, 2009 to $310,514 for the three months ended September 30, 2010. The decrease in interest expense resulted from the decrease in our loans as we repaid some borrowings.

Change in Fair Value of Warrants and Derivative Liabilities

Change in fair value of warrant and derivative liabilities was an increase of $88,064 during the three months ended September 30, 2010 as compared to nil for the three months ended September 30, 2009 due to the change of fair value of warrants and embedded conversion feature related to the private placement in December 2009.

Net Income

Due to the significant increase in our sales and gross margin, and the decrease of stock based compensation costs and expenses, we earned  net income of $12,263,077 during the three months ended September 30, 2010, compared with  net income of $3,956,640 during the three months ended September 30, 2009.

Comprehensive Income

As a result of the factors described above and a currency translation adjustment, our comprehensive income was $13,534,096 during the quarter ended September 30, 2010, compared with comprehensive income of $3,937,430 during the quarter ended September 30, 2009.

Comparing Nine Months Ended September 30, 2010 and 2009:

The following table sets forth information from our statements of operations for the nine months ended September 30, 2010 and 2009, in dollars:

	For the Nine Months Ended September 30,
	2010	2009
		(Restated)
Sales	$177,392,985	$94,498,615
Cost of Sales	(134,419,371)	(73,656,568)
Gross Profit	42,973,614	20,842,047
Operating Expense	23,933,188	9,925,951
Operating Income	19,040,426	10,916,096
Interest Expense, net	(993,817)	(1,033,183)
Other Income, net	30,402	52,012
Changes in fair value of warrants and embedded derivatives	4,496,950	-
Net Income	22,389,061	9,904,284
Comprehensive Income	$24,205,590	$9,857,678

Net sales

During the nine months ended September 30, 2010, we had net sales of $177,392,985, as compared with net sales of $94,498,615 during the same period in 2009, an increase of $82,894,370, or 87.7%, due to our increased and expanded sales both in volume and of new variety of products to our existing and new customers as a result of the high market demand supported by our newly acquired production lines in December 2009. The automobile market in China, especially the market for small to medium engine automobiles which is the primary market for our products, continued to expand in the first, second and third quarter of 2010, mainly due to the increasing automobile consumption in China. We capitalized on this growth trend during the nine months of 2010.

Cost of Sales and Gross Margin

During the nine months ended September 30, 2010, we had cost of sales of $134,419,371, as compared with cost of sales of $73,656,568 during the same period in 2009, an increase of approximately $60,762,803, or 82.5%, reflecting the increase in net sales. The gross profit rose to $42,973,614 for the nine months ended September 30, 2010, or a 106.2% increase compared with $20,842,047 during the same period in 2009. Our gross margin had a decrease of 2.1% during the nine months ended September 30, 2010 from 22.1% during the nine months ended September 30, 2009 to 24.2% of the nine months ended September 30, 2010. The decrease was mainly attributed to the increased price of raw materials, despite sales of our high-end, higher margin products as a percentage to total sales, as a result of our efforts in developing and selling more high value-added automotive modified plastics.

Operating Expenses

Our operating expenses were $23,933,188 during the nine months ended September 30, 2010, compared with $9,925,951 during the nine months ended September 30, 2009, an increase of $14,007,237, or approximately 141.1%. The increase in operating expenses was principally due to the increase in the non-cash expense of option arrangement and stock-based compensation expense, and research and development expense.

Non-cash expense of option arrangement and stock-based compensation expenses increased from $6,256,818 during the nine months ended September 30, 2009 to $14,730,213 for the nine months ended September 30, 2010, including non-cash stock compensation expense of options granted to Mr. Han of $13,355,832 and $3,065,388, respectively, for the nine months ended September 30, 2010 and 2009. Research and development expenses increased $4,303,072, or 495.6%, from $868,252 during the nine months ended September 30, 2009 to $5,171,324 during the same period in 2010, reflecting our increased efforts in new products development.

Interest Expense, Net

Interest expense decreased by $39,366, or 3.8%, from $1,033,183 during the nine months ended September 30, 2009 to $993,817 for the nine months ended September 30, 2010. The decrease in interest expense resulted from the decrease in our loans, as we repaid some borrowings.

Change in Fair Value of Warrants and Derivative Liabilities

Change in fair value of warrant and derivative liabilities was a decrease of $4,496,950 during the nine months ended September 30, 2010 as compared to nil for the nine months ended September 30, 2009, due to the change of fair value of warrants and embedded conversion feature related to the private placement in December 2009.

Net Income

Due to the significant increase in our sales and gross margin, and despite the increase of stock based compensation expenses, our net income increased to $22,389,061 during the nine months ended September 30, 2010, compared with $9,904,284 during the nine months ended September 30, 2009. This increase in net income was mainly attributable to the increase of our operating income of $8,124,330, and non-cash fair value gain of $4,496,950 on warrants and derivative liabilities related to the private placement in December 2009.

Comprehensive Income

As a result of the factors described above and a currency translation adjustment, our comprehensive income was $24,205,590 during the nine months ended September 30, 2010, compared with $9,857,678 during the nine months ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had $15,475,824 in cash and cash equivalents, compared to $6,850,784 as of December 31, 2009. There was an increase in cash and cash equivalents of $8,625,040. The net increase in cash and cash equivalents for the period was mainly due to cash provided by operations, more specifically, the increase in net income and accounts payable and other payables partially offset by the increase in inventory, advances to suppliers, accounts and other receivables.

Operations

For the nine months ended September 30, 2010, cash provided by operations was $15,426,987, compared to cash provided by operations of $18,195,521 for the same period in 2009. The primary reason for the change was mainly due to the increase in net income and accounts payable, principally offset by the increase in inventory, advances to suppliers, accounts and other receivables.

Investments

Cash used in investing activities was $5,981,732 for the nine months ended September 30, 2010 as compared to cash used in investing activities of $1,842,306 for the nine months ended September 30, 2009 as we incurred more construction in progress in Research Institute this year to achieve our target of expanding our business by over 30% in 2011.

Financing

For the nine months ended September 30, 2010, net cash used in financing activities was $1,095,011 as compared to net cash used in financing activities of $15,108,835 for the same period in 2009. Decrease in cash used in financing activities was mainly due to repayment of our bank acceptance notes payable, short-term loans and related party loans which were used to fund the rapid growth in our business.

Based on past performance and current expectations, we believe our cash and cash equivalents and cash generated from operations will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations for at least the next 12 months.

The majority of our revenues and expenses are denominated primarily in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. We do not engage in currency hedging. Inflation has not had a material impact on our business.

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

Principles of Consolidation

The consolidated financial statements for the nine months ended September 30, 2010 and 2009 include the accounts of China XD Plastics, Favor Sea (BVI), Favor Sea (US), HK Engineering Plastics, Harbin Xinda and the Research Institute. The consolidated financial statements for the nine months ended September 30, 2010 also include the accounts of the New Research Center.  They are collectively referred to as the “Company”. The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  All significant inter-company balances and transactions are eliminated in consolidation.

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101, as revised by No.104, issued by SEC, which is now codified as FASB ASC 605.  In accordance with FASB ASC 605, revenues are recognized when the four following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the delivery is completed, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured.

Revenue from sales of products is recognized when the title is passed to customers upon delivery and when collectability is reasonably assured. The Company does not provide its customers with the right of return (except for quality).  All sales are based on firm customer orders with fixed terms and conditions, which generally cannot be modified.

Inventories

Inventories comprise raw materials, packing materials, work in process and finished goods. Inventories are valued at the lower of cost or market with cost determined by the weighted average method. Management periodically compares the cost of inventories with the market value and an allowance is made for writing down the inventories to their market value, if lower than cost. No allowance for inventories is considered necessary for the nine months ended September 30, 2010 and 2009.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standard Update No.2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which amends ASC 820 to add new requirements for disclosures related to amounts transferred into and out of Level 1 and 2 fair value measurements as well as separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements. ASU 2010-06 also clarifies existing fair value disclosure requirements related to the level of disaggregation and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance has been effective since the quarter ended March 31, 2010, except for the separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010.

The adoption of this guidance did not have a material impact on its results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective because of weaknesses in our internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 covered by the Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
4.1	Form of Common Stock Purchase Warrant (1)
10.1	Letter Agreement, dated October 4, 2010, between China XD Plastics Company Limited and Rodman & Renshaw, LLC (1)
10.2	Securities Purchase Agreement dated October 4, 2010, among China XD Plastics Company Limited and certain institutional investors (1)
10.3	Amendment Agreement, dated as of September 30, 2010, to the Securities Purchase Agreement dated November 27, 2009 among China XD Plastics Company Limited and the purchasers named therein (1)
10.4	Service Agreement effective as of October 4, 2010 between China XD Plastics Company Limited and Robert Brisotti (2)
10.5	Service Agreement dated May 14, 2009 between China XD Plastics Company Limited and Cosimo J. Patti (2)
10.6	Separation and Release Agreement dated September 30, 2010 between China XD Plastics Company Limited and Cosimo J. Patti (2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2010.

(2)  Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China XD Plastics Company Limited

Date: November 12, 2010	/s/ Jie Han
Jie Han Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2010	/s/ Taylor Zhang
Taylor Zhang Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description
4.1	Form of Common Stock Purchase Warrant (1)
10.1	Letter Agreement, dated October 4, 2010, between China XD Plastics Company Limited and Rodman & Renshaw, LLC (1)
10.2	Securities Purchase Agreement dated October 4, 2010, among China XD Plastics Company Limited and certain institutional investors (1)
10.3	Amendment Agreement, dated as of September 30, 2010, to the Securities Purchase Agreement dated November 27, 2009 among China XD Plastics Company Limited and the purchasers named therein (1)
10.4	Service Agreement effective as of October 4, 2010 between China XD Plastics Company Limited and Robert Brisotti (2)
10.5	Service Agreement dated May 14, 2009 between China XD Plastics Company Limited and Cosimo J. Patti (2)
10.6	Separation and Release Agreement dated September 30, 2010 between China XD Plastics Company Limited and Cosimo J. Patti (2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2010.

(2)  Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2010.