Form 10-K
period 2010-12-31
China XD Plastics Co Ltd
filed 2011-03-31
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission File No. 001-34546

CHINA XD PLASTICS COMPANY LIMITED
(Exact name of registrant as specified in its charter)

Nevada	04-3836208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 9 Dalian North Road, Haping Road Centralized Industrial Park, Harbin Development Zone, Heilongjiang Province, P. R. China	150060
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (86) 451-8434-6600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010 was approximately $50,732,576.

As of March 21, 2011, there were 47,628,367 issued and outstanding shares of the issuer’s common stock.

Documents incorporated by reference: None.

CHINA XD PLASTICS COMPANY LIMITED
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Notes to Consolidated Financial Statements	F-7 to F-44

PART I

ITEM 1.   BUSINESS.

Our History

China XD Plastics Company Limited (“China XD,” “we,” “us,” and the “Company”), formerly known as NB Telecom, Inc (“NB Telecom”). was originally incorporated as NB Payphones Ltd. under the laws of the state of Pennsylvania on November 16, 1999. On December 27, 2005, we migrated our state of organization to the state of Nevada and effective March 23, 2006, our name changed to NB Telecom.

On December 24, 2008, NB Telecom acquired all of the outstanding capital stock of Favor Sea Limited (“Favor Sea BVI”), a British Virgin Islands corporation, whose assets, held through its subsidiaries, are 100% of the registered capital of Harbin Xinda Macromolecule Material Co., Ltd. (“Harbin Xinda”), a limited liability company established under the laws of the People’s Republic of China (“China” or “PRC”) and Harbin Xinda’s wholly-owned subsidiary, Harbin Xinda Macromolecule Material Research Institute (the “Research Institute”). Harbin Xinda is a manufacturer and developer of modified plastics. Harbin Xinda is a high-tech company that was founded in September 2004 under the laws of the PRC with registered capital of 20 million RMB (USD$3 million).

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

Our Business

We are a leading producer of automotive modified plastics in China. Through our wholly-owned subsidiary, Harbin Xinda, we develop, manufacture, and distribute modified plastics, primarily for use in the production of automobile parts and components. We develop our products using our proprietary technology, which technology is derived from our wholly-owned research laboratory, Research Institute. The Research Institute is a professional macromolecular material R&D institute located in Heilongjiang Province that uses approximately 100 modules of professional equipment for research and development of macromolecular materials and has received 177 certifications from manufacturers in the automobile industry.  The Research Institute team consists of 90 professionals and eight consultants, including one consultant who is a member of the China Academy of Sciences and the China Academy of Engineering and one consultant who is the chief scientist of Jilin University.  As a result of the combination of our academic and technological expertise, we have a portfolio of 19 patents for which we have applications pending in China.  Upon liquidation of the Research Institute in December 2010, its technology and R&D team were transferred to a newly established subsidiary, Harbin Xinda Macromolecule Material Research Center Company Limited (the “Material Research Center”).

Modified plastic is produced by changing the physical and/or chemical characteristics of ordinary resin materials. In order for plastics to be used to produce automobile parts and components, they must satisfy certain physical criteria in terms of electro-magnetic characteristics, reaction to light and heat, durability, flame resistance, and mechanical functionality. Our unique formulas and processing techniques enable us to produce low-cost high-quality modified plastic materials, which have been certified by many of the major domestic and international automobile manufacturers in China. In addition, we also provide specially engineered plastics and environment-friendly plastics for use in oilfield equipments, mining equipments, vessel propulsion systems and power station equipments.

Harbin Xinda’s primary market is the rapidly expanding Chinese automotive industry where our modified plastics are used to produce the following auto parts: exteriors (automobile bumpers, rearview and sideview mirrors, license plate parts), interiors (door panels, dashboard, steering wheel, glove compartment and safety belt components), and functional components (air conditioner casing, heating and ventilation casing, engine covers, and air ducts). Our specialized plastics are utilized in more than 60 automobile brands manufactured in China, including leading brands such as Audi, Red Flag, Volkswagen, and Mazda. At present, 177 of over 200 of Harbin Xinda’s automotive-specific modified plastic products have been certified by one or more of the automobile manufacturers in China and are in commercial production. Our remaining products are currently in trial manufacturing periods.

Corporate Structure

The corporate structure of the Company as of December 31, 2010 is as follows:

Our Industry

According to a research report issued by the independent research firm Forward & Intelligent, China consumed approximately 5.3 million Metric Ton (“MT”) of modified plastic products in 2010, representing an increase of 30% compared to 2009. With China being the world’s manufacturing center and with rising domestic personal consumption, we believe that demand for modified plastics from China will continue to increase in the foreseeable future. It is estimated that the market demand for modified plastics has reached 6.1 million MT in 2011 and continues to grow at a rate of over 10% per year in the next five to ten years.

Currently, demand for our products primarily comes from the Chinese automotive industry. The use of modified plastics in the auto industry started in the 1950s. In order for plastics to be used in automobile parts and components, they must satisfy specific physical criteria in terms of electro-magnetic characteristics, reaction to light and heat, durability, flame resistance, and mechanical functionality. Modified plastics are usually found in interior materials, dashboards, mud flaps, chassis, bumpers, oil tanks, gas valves, and other components.

The demand for automotive modified plastics in China was approximately 1.2 million MT in 2009. Approximately 65% of the automotive modified plastic consumed in 2009 was imported. The demand for automotive plastics in China is expected to grow to 3.2 million MT in 2013, representing a Compound Annual Growth Rate, CAGR, of 27% from 2009. We believe that the demand for automotive modified plastic in China will grow rapidly due to the fast growing Chinese automotive market, increasing use of plastic in cars and favorable government incentives and regulations. Moreover, domestic producers will likely gain larger market share from imports as they are able to manufacture products with comparable quality and at highly competitive prices. We believe that the following are the key drivers for the automotive modified plastic industry in China:

Fast-Growing Chinese Auto Demand

According to the China Association of Automobile Manufacturers, Chinese automobile consumption has been growing at a CAGR of 22% over the last five years. In 2010, China sold about 18.1 million auto vehicles, representing a 33% growth over 2009. China has exceeded the United States to become the world’s largest auto market. The vast majority of the vehicles sold are domestically manufactured in China. In 2010, imports only represented about 5% of the total vehicle sales in China.

Rising personal income in China is one of the key drivers for the rapid growth of the Chinese automobile industry. According to China National Bureau of Statistics, per capita urban household disposable income increased by a CAGR of 12% over the past 10 years, and per capita rural household disposable income rose by 10% per annum. Moreover, cars have become more affordable in China as local or joint venture automobile manufacturers continuously expand their production to achieve economies of scale to lower production cost and have increasingly sourced cheaper auto parts locally. Adjusted by price indices, the average domestic-made passenger car price dropped 30% since 2004. Growing income and lowering vehicle prices will continually make car ownership more affordable for China’s rising middle class.

We believe the growth momentum in China’s auto sales will remain strong over the next five years. The automotive industry in China is still in its infancy with passenger car ownership of 28 vehicles per 1,000 inhabitants in 2009, which is significantly below the developed countries’ average of 445 and global average of 132 according to the Economist Intelligence Unit. According to a recent OECD study, China’s vehicle sales could exceed 24 million units by 2015, representing an 81% increase from 2009.

Increasing Use of Plastic in Automobiles

Modified plastics are increasingly being used in automobiles due to their light weight, low cost, corrosion resistance, and flexibility for processing and coloring. In an effort to control carbon emissions and lower fuel consumption, automakers are increasingly replacing metal parts with modified plastics. On average, plastic parts are 30%-50% lighter than their metal counterparts and such weight reduction can improve fuel efficiency. Plastic parts are also less expensive than metal parts and easier to customize to meet automakers’ specific needs.

Due to these advantages, we believe that automakers are attempting to increase plastic use in vehicles globally. The plastic applications in cars have been extended from auto interiors and exteriors to certain functional parts, such as the multi-functional bracket, dashboard, engine skid plate, air intake manifold system, and other components. Some leading automakers have even started to use modified plastics to produce the car body. The global average use of plastic per vehicle increased from 50-60kg in the 1970s, to 105 kg in 2000, and is currently approximately 150kg.  In Germany, plastic use on average represents 15% of the vehicle weight; in Japan, the US and Europe, the percentage is approximately 13%. In China, plastic use is estimated to be about 100kg per vehicle, representing 8% of the vehicle weight. We believe China’s plastic use in vehicles remains relatively low, which represents a significant opportunity for modified plastics players to increase penetration in the China market.

Increasing Substitution of Imports

Though China’s automotive plastic market is dominated by foreign or joint venture players, Chinese suppliers are continually gaining market share. It is estimated that imported automotive plastics accounted for 65% of the total China automotive plastic supply in 2009, decreasing from 69% in 2004. Compared to foreign rivals, local manufacturers can deeply benefit from the low labor cost and geographical convenience in China and their product sales can be customized with time-efficient after sales services. As local players continue to invest in research and development, enhance product quality and improve management skills, we believe that domestic production of automotive plastic will continuously replace imported plastics and gain more market share in China going forward.

The financial crisis beginning in 2008 forced global automakers and suppliers to concentrate on their cost structure and pricing mechanisms.  Many automakers accelerated cost reduction initiatives.  Moving manufacturing operations to, and sourcing raw materials from low cost regions have emerged as key measures to save costs. With its huge consumer market, low labor costs and high-quality manufacturing and logistics infrastructure, China is a location favored by global auto and component makers who source parts and components not only for their local operations in China but also for their global operations. As a result, we believe that China’s local plastic suppliers will benefit from such global outsourcing trends and increasingly become a good substitute for expensive imported plastic products.

Favorable Government Policies

The Chinese government has adopted a number of policies and initiatives intended to encourage the development of the Chinese modified plastics industry and stimulate the growth of the Chinese automobile industry.

Since 2000, modified plastics, including engineering plastics, have been categorized as a prioritized industrialization area by a series of government guidelines or development plans. Some of these policies include:

•
It was stated in the “Catalogue for Guidance on Adjustment of Industrial Structure (2005)” promulgated by the National Development and Reform Commission on December 2, 2005, that the country is currently promoting the development of modified plastic subsectors, including the production composite materials, functional polymers, engineering plastics and new plastic alloys.

•
It was stated in the “Guidance on Key Areas of Industrialization of High Technology with Current Priority in Development (2007)” jointly promulgated by the National Development and Reform Commission, the Ministry of Science and Technology, the Ministry of Commerce and the State Intellectual Property Office on January 23, 2007 that modified technologies applied to general plastics, including PP, PE, ABS, PS, PVC, are currently prioritized areas to develop and industrialize in China’s macromolecule materials sector.

•
A series of modified plastics technologies have been listed in the “National Support for Key High-tech Fields” as stated in the Circular on the Issuance of the Administrative Measure for the Recognition of High-tech Enterprise jointly promulgated by the Ministry of Science and Technology, Ministry of Finance, the State Administration of Taxation in April 2008. These technologies include special engineering plastics, macromolecular compound or new synthetic modified, etc.

•
It was stated in the “Heilongjiang New Materials Industry Development Planning” promulgated by Heilongjiang Province in November 2009 that modified high-performance plastics and engineering plastics are listed as the top development priorities; modified plastics are the focus of the new materials development in China.

We believe that the above government measures and programs will continue to accelerate automotive sales and the demand for automotive modified plastics in China.

Our Products

Modified plastic is processed by adding chemical agents to basic plastics to generate or improve certain physical and/or chemical characteristics of plastic, such as heat resistance, hardness, tensile strength, wear resistance, and flame resistance. Based on the type of materials, modified plastics include modified common plastics, such as polypropylene (PP), acrylonitrile butadiene styrene (ABS), modified engineering plastics, such as polyamides (PA or nylon), and specialty engineering plastics.

Our products are organized into seven categories, based on their physical characteristics, as follows:

Product Group	Brand Name	Number of Products Certified	Characteristics	Automotive or Other Application
Modified PP	COMPNIPER	50	High fluidity and impact resistance	Interior parts, such as inner panels, instrument panels and box lids

	COMPWIPER	28	Resistance to low temperature and impact	External parts, such as front and back bumpers and mudguards

	COMPGOPER	45	Resistance to high temperature and static	Functional components, such as unit heater shells and air conditioner shells

Modified ABS	MOALLOLY	10	High gloss, high rigidity and size stability	Functional components such as heat dissipating grids and wheel covers

Modified Nylon	POLGPAMR	17	High wear and heat resistance	Parts requiring high flame and heat resistance

Engineering Plastics	MOAMIOLY	9	Heat resistance and wear resistance	Engine hoods, intake manifold and bearings

Alloy Plastic	BRBSPCL	10	Combines two different plastics, such as PP and ABS	Rearview mirrors, grilles, automotive electronics and other components. Products can also be used in computers, plasma TVs and mobile phones

Environmentally friendly plastics	POLGBSMR	8	Environmentally-friendly features such as low odor and low carbon emission	Used in automobiles meeting environmental standard requirements

Modified Plastic for Special Engineering	PEEK	N/A *	Excellent mechanical and chemical resistance and temperature tolerance	Used in communications and transport, electronics and electrical appliances, machinery, medical and analytical equipment.

Total		177

* PEEK is primarily used in applications that are unrelated to automotive applications, which do not require certifications and are in the product development stage.

Raw Materials

The principal raw materials used for the production of our modified plastic products are plastic resins such as polypropylene, ABS and nylon. Polypropylene is a chemical compound manufactured from petroleum.  ABS is a common thermoplastic used to make light, rigid, molded products such as automotive body parts and wheel covers.  Nylon is a thermoplastic silky material.  Approximately 50% of our raw materials are sourced from overseas petrochemical enterprises and 50% from domestic petrochemical enterprises.

Harbin Xinda has one-year renewable contracts with its major suppliers. Because the raw materials used in our products are primarily petroleum products, the rise in oil prices directly affects the cost of the raw materials. We attempt to mitigate the increase in our raw materials prices by appropriately raising the price for our products to pass the cost to our customers as part of our pricing policy.

Because raw materials constitute a substantial part of the cost of our products, we seek to reduce costs by dealing with three major suppliers: Dalian Free Trade Zone Mankeri International Trade Co., Ltd. (“Mankeri”), Dalian Lanhai International Trade Co., Ltd (“Dalian Lanhai”) and Shenyang Yuanhong Plastics Co., Ltd. (“Shenyang Yuanhong”). During the year ended December 31, 2010, Harbin Xinda purchased approximately 47.6% of its raw materials from Mankeri, approximately 48.0% from Dalian Lanhai and approximately 4.1% of its raw materials from Shenyang Yuanhong.  In 2009, Harbin Xinda purchased approximately 48.4% of its raw materials from Mankeri, and approximately 49.7% from Dalian Lanhai. By dealing in large quantities with these major suppliers, we obtain reduced prices for raw materials, therefore reducing the cost of our products. If we were unable to purchase from Mankeri, Dalian Lanhai or Shenyang Yuanhong, we believe we would still have adequate sources of raw materials from other petrochemical dealers at similar cost.

Research and Development

The Material Research Center was organized to provide us with ongoing additions to our technology through advanced development methods, which represents the key to our competitive strength and success. Our goal is to utilize our state-of-the-art methods and equipments to produce plastics of the highest quality that are cost-efficient for our customers. Toward this end, we have staffed the Research Center with 46 employees who have Ph.D. and Master’s degrees and 44 employees who have Bachelor’s degrees.  On average, our employees have been employed in our industry for more than three years, and our key R&D employees have on average more than 10 years of experience in our industry.

To supplement the efforts of our Material Research Center, we have developed cooperative research programs with a number of the leading technology institutions in China. Besides providing specialized research and development skills, these relationships help us to formulate cutting edge research programs aimed at developing new technologies and applications in plastics engineering.

All our significant research and development activities are overseen by the members of our Scientific Advisory Board, which we have assembled from among the leaders in China’s chemical engineering industry.  Currently, the members of the Scientific Advisory Board are:

•	Wu Zhongwen: Director of the Research Institute of Special Plastics Engineering of Jilin University.

•	Zheng Kai: Secretary General of China’s Plastics Engineering Industry Association.

•	Zhang Huixuan: Vice Principal of Changchun University of Technology.

•	Li Bin: Dean of the Science Department at Eastern Forest Industry University.

•	Jiang Zhenhua: Director of the Engineering Research Center of the Special Plastics Engineering Education Department of Jilin University.

•	Jing Xiabin: Director of Changchun Institute of Applied Chemistry of the Chinese Academy of Science.

•	Wang Guibin: Doctor Tutor of Jilin University.

•	Li Feng: Senior Engineer of Sinopec, Beijing Chemical Engineering Institute.

As a result of the combination of our academic and technological expertise, we have a portfolio of 19 patents for which we have applications pending in China.

We have completed construction of a new research center, and we anticipate that it will be fully operational by the end of the first half of 2011.  This new research center will provide technical support for our recently expanded modified plastic annual theoretical production capacity of 165,000 MT, as well as enhance our research and development capabilities for modified plastics in new applications, such as new energy vehicles. This center is designed to meet Chinese National Level Engineering Technical Research Center standards. We have relocated our R&D staff and equipment previously located at the Research Institute to the new research center.

We spent $7,382,507 in research and development during the year ended December 31, 2010 as compared to $1,329,656 during the year ended December 31, 2009.

Intellectual Property

Patents

As a result of our collection of academic and technological expertise, we have a portfolio of 19 patents for which we have applications pending in China which are set forth in the following table.

No.	Patent Name	Patent Application No.	Application Date and Status

1.	Strengthened toughened aging resistant polypropylene/nano calcium carbonate compound material and its manufacturing methods	200510010538.1	November 15, 2005. Pending

2.	Green inflaming-retardant ABS alloy	200610009836.3	March 21, 2006. Pending

3.	Stuffing master batch material dedicated to polypropylene resin	200510010542.8	November 15, 2005. Pending

4.	Carbon fibre reinforced nylon composites for centralizer in the application of oil field	200910071782.7	April 15, 2009. Pending

5.	Microcrystal Polypropylene Coumpounding Materials Enhanced by Compounding Nano Calcium Carbonate Through Overcritical Fluid Rapid Diffusion Process	200910071782.7	December 21,2009. Pending

6.	A Modeling Method suitable to PEEK	201010173663.5	May 17, 2010. Pending

7.	Modified Polypropylene Composite Materisl Used for Matte and Anti-Scratch Interior Plastics	201010230064.2	July 19, 2010. Pending

8.	A high gap impact PA/ASA alloy material and its preparation method	201010230061.9	July 19, 2010. Pending

9.	A method to reduce Calcium Carbonate/modeling shrink percentage of Polypropelene nano compounding materials	201010230088.8	July 19, 2010. Pending

10.	A high impact and high flow PC/ASA alloy material and its preparation method	201010258950.6	August 23, 2010. Pending

11.	A low odor, low VOC and high performance polypropylene compounding materials used in automobile interior parts	201010258937.0	August 23, 2010. Pending

12.	An overcritical method to make prefoaming polypropylene	201010258970.3	August 23, 2010. Pending

13	Nano ZnO stuffing modified PEEK film and its preparation method	201010258955.9	August 23, 2010. Pending

14	Micro hole zeolum materials modified PEEK and its preparation method	201010282022.3	September 15, 2010. Pending

15.	A preparation method of nano SIO2/CACO3 compoud particle modified polypropylene	201010282042.0	September 15, 2010. Pending

16.	An aging resistance, bearing xanthosis and low odor polypropylene compounding material and its preparation method	201010508177.4	October 15, 2010. Pending

17.	A high heat resistance PC/ASA alloy materials and its preparation method	201010508149.2	October 15, 2010. Pending

18.	A high impact, high broghtness ASA alloy plastics	201010543439.0	November 15, 2009. Pending

19.	Modified plastics pellet rotating auto sampling machine	201020606056.9	November 15, 2009. Pending

Trademark

We own the trademarks for our graphic logo and Chinese characters of “Xinda”, which we use in packaging our products and marketing ourselves.

Certification Process

To meet the requirements of an automobile manufacturer, products used as component parts must pass a rigorous certification process by the manufacturer’s technological quality assurance department before they can be approved for and used in production. The certification process consists of three stages.

First, the automobile manufacturer reviews the manufacturer of modified plastics.  The examination involves assessment of the operation history of the modified plastics manufacturer, their experience in providing component services, the specialization of their factory equipment, their research and development capacity and quality assurance systems. The manufacturer’s operations need to meet the requirements of the automobile manufacturer. Once the initial review is passed, the modified plastics manufacturer will obtain a qualification as an automobile component manufacturer. This initial stage takes approximately sixteen to twenty two months to complete.

Second, the automobile manufacturer and the manufacturer of modified plastics reach an understanding about a product specification. The modified plastics manufacturer provides product research and development materials to the automobile manufacturer for inspection. The automobile manufacturer tests the product specification according to its standards and, if results are satisfactory, the modified plastics manufacturer obtains a product specification certification and enters the product certification stage. The second stage takes approximately eight months to complete.

Third, the parties complete technology R&D tests and perform automobile component finished parts tests.  The product undergoes additional testing by the automobile manufacturer and is used in road tests. This stage takes approximately five to fifteen months depending on whether the car model is an existing model or a new model. At the conclusion of the third stage, the modified plastics manufacturer receives a product certification from the automobile manufacturer.

We believe that the necessity, rigorousness, complexity and duration of the certification process make it difficult for outside competitors to enter the field in a short period of time. We have obtained 177 certifications from automobile manufacturers which is currently one of the largest such portfolios in the Chinese automobile modified plastics industry.

Sales and Marketing

Currently, our sales network focuses on the northeastern, northern and eastern regions of China. We sell directly to customers, as well as through our distributors.  In 2010, approximately 98.1% of our products were sold by distributors. We provide full after-sale services to all customers. These customers are usually major automobile parts manufacturers who rely on our product certifications granted by major automobile manufacturers.

We enter into distribution agreements with local distributors in areas where large automobile manufacturers are located. The distribution agreements usually have a term of three years, during which period we can enter into distribution agreements with other distributors for our products. The distributors are responsible for marketing and distributing our products and collecting payments from our customers. Through the established sales channels, we can quickly respond to local market demand, address customer needs, enhance our ability to provide superior technological support and after-sales services, and lower our marketing expenses. Our general payment collection period is three months, and our distributors must reimburse us the amount of payment that the customers fail to make within our collection period; we have limited payment collection risk. We manufacture products according to orders received from our distributors and maintain a certain quantity of products as reserves based on the distributors’ orders. By doing this we hope to ensure the smooth implementation of the production plan of major automobile manufacturers and avoid risks related to lack of inventory.

Although historically we concentrated sales through one distributor, we have been actively extending our distribution network to eight distributors and we believe we have good control on our distribution network.  We believe that we have been able to secure and maintain strong relationships with our customers due to our existing certifications, advanced technologies and high product quality, which establish a higher barrier to entry. Most of the new customer relationships will be developed through our own R&D and sales force and maintained by our R&D and sales professionals, and our distributors.  According to our distribution contracts, our distributors are prohibited from selling our competitors’ products and required to use the product certificate, brand name and package standards set by us during the distribution period. After the expiration of the distribution contracts, all customers managed by the distributors are proprietary to us.

Fluctuation in the cost of raw materials affects the selling price of our products.  According to our customer sales contracts, after our customers place a sales order, if the increase in the procurement prices of plastic resin, our key raw material, is over 5%, we will adjust the prices of our products. As a result, we are able to pass on most of the increase in the cost of our raw materials to our customers.

Our customers submit to us their final monthly orders on the basis of which we deliver to them our products. The customers have the right to examine the delivered products. We request that our customers who purchase products on credit pay us within 90 days of receipt of their delivery.

No single customer accounted for more than 10% of our sales during the years ended December 31, 2010 or 2009.  Three major distributors accounted for approximately 50.3%, 11.6% and 11.4%, respectively of our sales during the year ended December 31, 2010.  One major distributor accounted for approximately 83.5% of our sales for the year ended December 31, 2009.

Competition

The PRC automotive modified plastics industry is growing rapidly and highly fragmented with the top three domestic producers occupying less than 15% of the market. We believe that, in terms of sales volume and production capacity, we are the leading domestic specialized manufacturer of modified plastic for automobile parts in China, with a market share of approximately 6% in 2010. In 2010, our sales volume of automotive plastics was nearly 110,000 MT. As of December 31, 2010, our annual theoretical production capacity of automotive plastics was 165,000 MT (including newly installed 65,000 MT in December 2010) or realistic production capacity of 135,000 MT (including newly installed 35,000 MT in December 2010), assuming historical utilization rate in recent years. Currently, Harbin Xinda’s primary Chinese competitor in the automobile industry is Guangzhou Kingfa Science & Technology Co., Ltd. (“Guangzhou Kingfa”). Guangzhou Kingfa entered the automotive modified plastics market in 2006 and its facilities had an annual manufacturing capacity of 100,000 MT for its modified plastics products used in the automobile industry at the end of 2009. Based on Guangzhou Kingfa’s annual report, we believe that their sales volume of automotive plastics is estimated to be approximately 160,000 MT in 2010. Guangzhou Kingfa has much larger financial resources than Harbin Xinda. However, we believe that it currently holds fewer number of product certifications for automotive modified plastic to the automobile industry compared to Harbin Xinda. Another top domestic manufacturer of modified plastic is Shanghai Pret Composites Co., Ltd. (“Shanghai Pret”), which focuses on the production of automotive plastics. According to Shanghai Pret’s annual report, it had an annual capacity of 65,000 MT and sales volume of 53,300 MT in 2010.

The Chinese auto market predominantly uses modified plastics manufactured overseas or in factories controlled by foreign companies, such as manufacturers from Germany, the Netherlands and Japan. Although China’s automotive plastic market is dominated by foreign or joint venture players, Chinese suppliers are continually gaining market share. It is estimated that imported automotive plastics accounted for approximately 65% of the total China automotive plastic supply in 2009, decreasing from 69% in 2004. Compared to foreign competitors, domestic manufacturers can benefit from the lower labor cost and geographical intimacy in China. As local players continue to invest in research and development, enhance product quality and improve management skills, we believe that domestic production of automotive plastic will compete very favorably with the foreign competitors in terms of price, quality, services and delivery times and continually replace imported plastics.

Our Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively in the automotive modified plastics market in the PRC:

•
Leading Market Position with High Barrier to Entry.  We believe that we are China’s leading specialized manufacturer of modified plastic for automobile parts in terms of sales volume and production capacity, with a market share of approximately 6% in 2010. The PRC automotive modified plastics industry is growing rapidly and is highly fragmented with the top three domestic producers occupying less than 18% of the market. In 2010, our sales volume of automotive plastics was approximately 113,721 MT, representing a growth of 52.7% compared to that in 2009. As of December 31, 2010, our annual production capacity of automotive plastics was 165,000 MT. We believe our leading market position allows us to successfully compete with other foreign and domestic modified plastic manufacturers in the market. Being the leading specialized manufacturer of automotive modified plastics in China, we believe we are well-positioned to not only grow with the increasing market demand but increase market share by replacing smaller and less efficient modified plastic manufacturer.

In addition, as a result of our consistent research and development efforts, we have obtained 177 certifications from major automotive manufacturers in the PRC, which we believe is among the largest numbers of product certifications by any domestic player in China’s automotive plastics industry. Strict certification requirements and long certification periods result in high barriers to entry. Our current or potential competitors are required to obtain relevant product certifications from automotive manufacturers in order to compete with us. Each certification normally takes over two years to complete, and as a result, automotive manufacturers are reluctant to change suppliers like us who have already received necessary certifications and proven consistent product quality. We believe that having one of the largest portfolios of product certifications in China allows us to strengthen our competitive position.

•
Long-Term Relationships with Reputable Customers. Our senior management has been involved in the business of modified plastics since our former affiliate, Harbin Xinda Nylon Factory, commenced operations in 1985. We benefit from the industry connections and experience of our senior management, which have enabled us to establish long-term customer relationships and strong industry recognition. We are a qualified provider of high-quality automotive plastics, and have sold our products through plastic auto part manufacturers to many leading automotive manufacturers in China. Currently, our modified plastics are utilized in more than 30 automobile brands manufactured in China, including Audi, Red Flag, Volkswagen and Mazda. We believe that our brand and our products are well recognized and respected in China’s modified plastics market.

•
High Quality Products with Lower Costs.  We purchase our raw materials from a small number of large suppliers who procure resins locally or internationally.  By concentrating our purchases from a small group of suppliers, we are able to keep the costs of purchasing raw materials relatively low.  Also, since our manufacturing facilities are located in China where labor, raw material and operation costs are relatively lower, we are able to charge lower prices than our international competitors while maintaining comparable quality. Compared to our domestic competitors, we believe our long-standing manufacturing experience, in-depth market knowledge, significant scale of economy and strong R&D capabilities enable us to provide higher quality products at competitive prices.

Manufacturing facilities are critical to the quality of products. We have in the past invested substantial time and resources in building state-of-the-art production lines to enhance our product quality. Our facilities have maintained ISO/TS16949, a certification of quality management systems specifically for the automotive industry.

•
Strong Customer-Oriented R&D Capabilities. The modified plastics industry is characterized by rapid development and increasing demand for high quality products. We have strong R&D capabilities that allow us to have successfully passed OEM automakers’ certification processes in the past and continually introduce new and high quality products to the market. Compared to international plastic supply models, which target larger scale applications of common plastics and involve less customization and specialization, we provide customer-oriented product development through our certification process.  By working closely with our customers, we are able to adjust our product features to better satisfy the specific needs of each customer. To achieve this, we have staffed our R&D team with 90 professionals, of whom 46 have Ph.D. and Master’s degrees. On average, our R&D employees have worked with us for more than three years, and some key experts have more than 10 years of experience in our industry. We have also developed cooperative research programs with a number of the leading technology centers in China. Besides providing specialized research and development skills, these relationships help us to formulate cutting edge research programs aimed at developing new technologies and applications in plastics engineering.  We currently have 11 patent applications pending with the State Intellectual Property Office of the P.R.C., or SIPO.

•
Established Distribution Model.  Through eight distributors across China, we have established distribution networks that cover northeast, north and east China, with a current focus on northeast China. We enter into distribution agreements with local distributors in areas where large automobile manufacturers are located.  By leveraging the proximity of our distributors to the automobile manufacturers, we can enhance our relationships with our customers. Through the established sales channels, we can quickly respond to local market demand, address customer needs, enhance our ability to provide superior technological support and after-sales services, and lower our marketing expenses.  At the same time, our distributors can monitor the collection of accounts receivable, which helps to lower the payment default risk. By actively managing our distribution network, we are also able to accelerate local market penetration and increase sales opportunities. For example, we entered the north China market in 2009 through a local distributor, one year earlier than we planned, and currently north and east China account for approximately 21.0% and 19.1% of our sale revenues, respectively.

•
Seasoned Management Team.  Our senior management team and key personnel have extensive operating and industry experience. Mr. Han, our chief executive officer and president, founded our former affiliate Harbin Xinda Nylon Factory in 1985. With 27 years of industry experience, Mr. Han has in-depth knowledge and expertise of China’s modified plastic industry. He currently serves as executive director of the China Plastic Processing Industry Association and as a member of the Standing Committee of the Heilongjiang Association of Industry and Commerce. Our chief executive officer, chief technology officer and chief operating officer have over 50 years combined experience in the modified plastics industry and we believe their extensive professionalism and knowledge can well serve our automobile OEM customers.

Our Strategies

Our goal is to capitalize on China’s modified plastics growth trend, with a specific focus on applications in the auto sector, and to eventually be the leading modified plastics manufacturer in China. We are committed to enhancing our sales and profitability and achieving our goals through the following strategies:

•
Continue to Increase Production Capacity.  Over the past five years, we have consistently increased production capacity to meet the rising demands of the automotive industry in the PRC. As of December 31, 2010, we have an installed annual theoretical production capacity of 165,000 MT, or realistic capacity of 135,000 MT assuming historical utilization rate in recent years, and we have been operating at near full capacity since 2007. With the expected strong growth in the China automobile market, we expect that we will continue to experience strong demand from our customers. Therefore, we intend to continue to strategically increase our production capacity to meet customer demands from both expanded geographical location and future downstream sector growth. We plan to continually increase our annual capacity to reach approximately 200,000 MT by 2013 and approximately 300,000 MT by 2015.

•
Focus on R&D and Develop New Product Offerings.  We are currently utilizing our research and development capabilities to obtain further product certifications, develop new products, applications and technologies. Approximately 20% of our automotive plastic applications are currently undergoing trial manufacturing periods to obtain the necessary certifications. In addition, we are developing new products for automotive applications to expand our product portfolio, including initiating R&D on modified plastic for use in electric vehicles. We are also developing specialty engineering plastics and bio-plastics for use in other applications, such as high-speed trains, vessel-propulsion systems, mining and oil-field equipment and aerospace equipments. We have completed construction of a new material research center, and we anticipate that it will be fully operational by the end of first half of 2011. This new research center is designed to meet Chinese National Level Engineering Technical Research Center standards and will enhance our research and development capabilities.

•
Expand Customer Base Domestically and Internationally.  The automotive plastics market in the PRC is highly fragmented with significant barriers to entry. Although we currently have approximately 6% of the market share, our customer coverage is concentrated in the northeast regions of the PRC. We seek to increase our market share in northeast China, and also expand our reach to northern and eastern China. In addition, we intend to increase our sales in overseas markets and raise our exports to 10% of our sales over the next three years. We plan to implement such strategies through further expanding our distribution network by working with local distributors who have contacts and networks overseas and directly establishing strategic alliances with certain of our non-PRC customers.

•
Pursue Selective Strategic Acquisitions.  While we have experienced substantial organic growth, we plan to pursue a disciplined and targeted acquisition strategy to accelerate our growth. Our strategy will focus on strengthening presence in certain geographies, improving our penetration in attractive markets, enhancing research and development capabilities and acquiring new markets or customers.

Environmental Laws

Compliance with Chinese environmental regulations currently cost us approximately RMB 27,000  (USD$4,392) annually.  During 2008 we engaged in a ground remediation project to comply with new regulations. The remediation project was already completed and we do not have any additional cost related to environmental regulation in 2011.

Employees

Harbin Xinda’s operations are organized into several operational departments including technology, sales, supply, R&D and finance. As of December 31, 2010, there were 396 employees, including 153 in manufacturing, 77 in research and development, 47 in management, 17 in financial, 30 in sales, purchasing and marketing and 72 in other departments. 99 out of the 396 employees are temporary hires as reserves for full-time positions.

ITEM 1A.   RISK FACTORS

In addition to the other information in this Form 10-K, readers should carefully consider the following important factors. These factors, among others, in some cases have affected, and in the future could affect, our financial condition and results of operations and could cause our future results to differ materially from those expressed or implied in any forward-looking statements that appear in this on Form 10-K or that we have made or will make elsewhere.

The global economic crisis could further impair the automotive industry thereby limiting demand for our products.

The continuation or intensification of the recent global economic crisis and turmoil in the global financial markets may adversely impact our business, and the businesses of our customers. Our specialized plastics are sold to automobile parts manufacturers and distributors. The recent global economic crisis harmed most industries and has been particularly detrimental to the automotive industry. Since virtually all of our sales are made to auto industry participants, our sales and business operations are dependent on the financial health of the automotive industry and could suffer if our customers experience, or continue to experience, a downturn in their business. Presently, it is unclear whether and to what extent the economic stimulus measures and other actions taken or contemplated by the Chinese government and other governments throughout the world will mitigate the effects of the crisis on the automotive industry and other industries that affect our business.

We concentrate our operations primarily in the automotive industry, therefore, a contraction in automotive sales and production could have a material adverse affect on our results of operations and liquidity.

We develop, manufacture, and distribute modified plastic, primarily for use in automobiles. Automotive sales and production are highly cyclical and depend, among other things, on general economic conditions and consumer spending and preferences (which can be affected by a number of issues including fuel costs and the availability of consumer financing). As the volume of automotive production fluctuates, the demand for our products also fluctuates. Global automotive sales and production deteriorated substantially in the second half of 2008 and are not expected to rebound significantly in the near term. While the China automotive sales and production maintained growth momentum in 2009 and continued to grow in 2010, the growth rate was down from previous years. A contraction in automotive sales and production could harm our results of operations and financial condition. Consequently, we are exposed to the risks of adverse developments affecting the auto industry to a greater extent than if our operations were dispersed over a variety of industries.

In the event we do not comply with our obligations under our loan agreements with Longjiang Bank and Bank of Communication, which loans are secured by our land use rights, certain buildings and machinery, our business may be adversely affected and disrupted.

Harbin Xinda has entered into short term loan agreements with Longjiang Bank and Bank of Communication. The loans are secured by Harbin Xinda’s land use right, buildings and machinery as collateral. Although we are in compliance and intend to continue to be in compliance with the payment terms and our other obligations under the loan agreements, we may not be able to repay these loans.  In the event of a default on these obligations, Longjiang Bank and Bank of Communication may seize control over the pledged collateral, as a result of which our business may be adversely affected and disrupted.

A large percentage of our sales revenue is derived from sales to a limited number of  distributors and a limited number of customers, and our business will suffer if sales to these customers decline.

A significant portion of our sales revenue historically has been derived from a limited number of customers and one primary distributor. Sales to one major distributor accounted for approximately 50.3% and 83.5% of our sales for the years ended December 31, 2010 and 2009, respectively. Our top five customers accounted for approximately 24.7% of our sales in 2010 and 18% in 2009. Any significant reduction in demand for modified plastics by any of these major customers or our distributor and any decrease in demand of products by its customers could harm our sales and business operations, financial condition and results of operations.

We are dependent on a limited number of suppliers. While we have identified alternative sources for the materials we use, a temporary disruption in our ability to procure necessary materials and parts could adversely impact our net sales in future periods.

Materials constitute a substantial part of the cost of our products.  We seek to reduce the cost of raw materials by dealing with three major suppliers, Mankeri, Dalian Lanhai and Shengyang Yuanhong. During the year ended December 31, 2010, Harbin Xinda purchased approximately 47.6% of its raw materials from Mankeri, approximately 48.0% from Dalian Lanhai and approximately 4.1% from Shenyang Yuanhong. In 2009 we purchased approximately 48.4% of our raw materials from Mankeri, and approximately 49.7% from Dalian Lanhai. We believe the relationship with our suppliers is satisfactory and that alternative suppliers are available if relationships falter or existing suppliers should become unable to keep up with our requirements. However, there can be no assurance that our current or future suppliers will be able to meet our requirements on commercially reasonable terms or within scheduled delivery times. An interruption of our arrangements with suppliers could cause a delay in the production of our products for timely delivery to distributors and customers which could result in a loss of sales revenue in future periods.

If we are subject to product quality or liability claims relating to our products, we may incur significant litigation expenses and management may have to devote significant time defending such claims, which if determined adversely to us, could require us to pay significant damage awards.

Although we have adopted certain internal measures to supervise and examine the quality of our products, we may be subject to legal proceedings and claims from time to time relating to our product quality. The defense of these proceedings and claims could be both costly and time-consuming and significantly divert the efforts and resources of our management. An adverse determination in any such proceedings could subject us to significant liability. In addition, any such proceeding, even if ultimately determined in our favor, could damage our market reputation and prevent us from maintaining or increasing sales and market share. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase of our products.

We have limited insurance coverage on our assets in China and any uninsured loss or damage to our property, business disruption or litigation may result in our incurring substantial costs.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited insurance products. Other than automobile insurance on certain vehicles and property and casualty insurance for some of our assets such as factories and equipments we do not have insurance coverage on our other assets or inventories, nor do we have any business interruption, product liability or litigation insurance for our operations in China. We have determined that the costs of insuring for these risks and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Any uninsured loss or damage to property, business disruption or litigation may result in our incurring substantial costs and the diversion of our resources, which may have a material adverse effect on our results of operations, financial condition and/or liquidity.

SAFE regulations relating to offshore investment activities by PRC individuals may increase our administrative burden and restrict our overseas and cross-border investment activity. If our shareholders and beneficial owners who are PRC individuals fail to make any required applications, registrations and filings under such regulations, we may be unable to distribute profits and may become subject to liability under PRC laws.

The State Administration of Foreign Exchange, or “SAFE”, has promulgated several regulations, including Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Inbound Investment via Oversea Special Purpose Vehicles, or the “Circular No. 75,” issued in November 2005 and certain implementation rules issued in recent years, requiring registrations with, and approvals from, PRC government authorities in connection with direct or indirect offshore investment activities by PRC residents and citizens individuals. These regulations apply to our shareholders and beneficial owners who are PRC individuals.

The Circular No. 75 requires PRC individuals to register with relevant local branches of SAFE for their establishment or control of any oversea special purpose vehicles, or the “SPVs,” or the contribution of assets of or their equity interests in any domestic company to any SPV, or any material changes of the SPVs.  Failure to make the required SAFE registration may result in penalties including that our PRC subsidiaries may be prohibited from making distributions of profit to the SPV and from paying the SPV proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiaries.

We have requested our shareholders and beneficial owners who are PRC individuals to make the necessary applications and filings as required under these regulations and under any implementing rules or approval practices that may be established under these regulations. However, as of the date of this Annual Report on Form 10-K, none of such shareholders and beneficial owners has made or obtained any applicable registration or approvals required by these regulations or other related legislation. The failure or inability of our PRC shareholders and beneficial owners to receive any required approvals or make any required registrations may subject us to fines and legal sanctions, restrict our overseas or cross-border investment activities, limit our PRC subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, as a result of which our acquisition strategy and business operations and our ability to distribute profits to you could be materially and adversely affected.

In addition, under Operating Rules on the Foreign Exchange Administration of the Involvement of Domestic Individuals in the Employee Stock Ownership Plans and Share Option Schemes of Overseas Listed Companies, issued on January 5, 2007 by the SAFE (“Circular No. 78”), the PRC individuals who are granted shares or share options by an overseas listed company according to its employee share option or share incentive plan are required to obtain approval from and register with the SAFE or its local branches and complete certain other procedures related to the share option or other share incentive plan through the PRC subsidiary of such overseas listed company or any other qualified PRC agent before such grants are made. We believe that all of our PRC employees who are granted share options are subject to SAFE No.78.  As of the date hereof, we have granted options exercisable for an aggregate of 1,874,788 shares of our common stock, which grants were made to 34 PRC individuals. We have requested our PRC management, personnel, directors, employees and consultants who have been granted or are to be granted stock options of us to register them with local SAFE pursuant to the said regulations, however, we cannot assure you that each of these individuals has carried out or will carry out all the required procedures above. If we or our PRC option holders fail to comply with these regulations, we or our PRC option holders may be subject to fines and legal sanctions. Further, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for foreign exchange evasion and may become subject to more stringent review and approval process with respect to our foreign exchange activities.

Under the PRC EIT Law, we and/or Favor Sea BVI may be classified as a “resident enterprise” of the PRC. Such classification could result in tax consequences to us, our non-PRC resident shareholders and Favor Sea BVI.

On March 16, 2007, the National People’s Congress approved and promulgated a new tax law, the PRC Enterprise Income Tax Law, or “EIT Law,” which took effect on January 1, 2008. Under the EIT Law, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” and subject to the uniform 25% enterprise income tax rate on global income. The implementing rules of the EIT Law define “de facto management bodies” as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise; however, due to the short history of the EIT Law and lack of applicable legal precedents, it remains unclear whether the PRC tax authorities would deem our managing body as being located within China, or whether we or our non-PRC subsidiaries would be deemed as resident enterprises of the PRC.

If the PRC tax authorities determine that we, Favor Sea Limited, a British Virgin Islands corporation (“Favor Sea (BVI)”) and/or Hong Kong Engineering Plastics Company Limited, a Hong Kong corporation (“HK Engineering Plastics”), are “resident enterprises” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow.  We, Favor Sea (BVI) and/or HK Engineering Plastics may be subject to enterprise income tax at a rate of 25% on our, Favor Sea (BVI) and/or HK Engineering Plastics’s worldwide taxable income, as well as PRC enterprise income tax reporting obligations. However, under the EIT Law and its implementing rules, dividends paid between “qualified resident enterprises” are exempt from enterprise income tax. As a result, if we, Favor Sea (BVI) and HK Engineering Plastics are treated as PRC “qualified resident enterprises,” all dividends paid from Harbin Xinda to HK Engineering Plastics, from HK Engineering Plastics to Favor Sea (BVI) and from Favor Sea (BVI) to us may be exempt from PRC tax.

If we, Favor Sea (BVI) and HK Engineering Plastics are treated as PRC “non-resident enterprises” under the EIT Law, then dividends that HK Engineering Plastics receives from Harbin Xinda (assuming such dividends were considered sourced within the PRC) (i) may be subject to a 5% PRC withholding tax, if the Arrangement between the Mainland of China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income (the “PRC-HK Tax Treaty”) were applicable, or (ii) if the PRC-HK Tax Treaty does not apply (i.e., because the PRC tax authorities may deem HK Engineering Plastics to be a conduit not entitled to treaty benefits), may be subject to a 10% PRC withholding tax. Similarly, if we and Favor Sea (BVI) were treated as PRC “non-resident enterprises” under the EIT Law, and HK Engineering Plastics were treated as a PRC “resident enterprise” under the EIT Law, then dividends that Favor Sea (BVI) receive from HK Engineering Plastics (assuming such dividends were considered sourced within the PRC) may be subject to a 10% PRC withholding tax; if we were treated as a PRC “non-resident enterprise” under the EIT Law, and Favor Sea (BVI) and HK Engineering Plastics were treated as PRC “resident enterprises” under the EIT Law, then dividends that we receive from Favor Sea (BVI) (assuming such dividends were considered sourced within the PRC) may be subject to a 10% PRC withholding tax. Any such taxes on dividends could materially reduce the amount of dividends, if any, we could pay to our shareholders.

Finally, if we were deemed as a “resident enterprise,” the new “resident enterprise” classification could result in a situation in which an up to 10% PRC tax is imposed on dividends we pay to our non-PRC shareholders that are not PRC tax “resident enterprises”. In such event, we may be required to withhold an up to 10% PRC tax on any dividends paid to non-PRC resident shareholders. Our non-PRC resident shareholders also may be responsible for paying PRC tax at a rate of 10% on any gain realized from the sale or transfer of our ordinary shares in certain circumstances if such income is considered PRC-sourced income by relevant tax authorities. We would not, however, have an obligation to withhold PRC tax with respect to such gain.

On December 15, 2009, the State Administration of Taxation (“SAT”) released Circular Guoshuihan No. 698 (“Circular 698”) that reinforces the taxation of non-listed equity transfers by non-resident enterprises through overseas holding vehicles. Circular 698 is retroactively effective from January 1, 2008.  Circular 698 addresses indirect share transfer as well as other issues.  According to Circular 698, where a foreign (non-PRC resident) investor who indirectly holds shares in a PRC resident enterprise through a non-PRC offshore holding company indirectly transfers equity interests in a PRC resident enterprise by selling the shares of the offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of its residents is not taxable, the foreign investor is required to provide the PRC tax authority in charge of that PRC resident enterprise with certain relevant information within 30 days of the transfer. The tax authorities in charge will evaluate the offshore transaction for tax purposes. In the event that the tax authorities determine that such transfer is abusing forms of business organization lack of reasonable commercial purpose or for purpose of avoidance of PRC income tax liability, the PRC tax authorities will have the power to re-assess the nature of the equity transfer under the doctrine of substance over form. If the relevant tax authority’s challenge of a transfer is successful, it may disregard the existence of the offshore holding company that is used for tax planning purposes and require seller to pay PRC tax on the capital gain from such transfer.  Since Circular 698 has a short history, there is uncertainty as to its application. We (or a foreign investor) may become at risk of being taxed under Circular 698 and may be required to expend valuable resources to comply with Circular 698 or to establish that we (or such foreign investor) should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations (or such foreign investor’s investment in us).

If any such PRC taxes apply, a non-PRC resident shareholder may be entitled to a reduced rate of PRC taxes under an applicable income tax treaty and/or a foreign tax credit against such shareholder’s domestic income tax liability (subject to applicable conditions and limitations). Prospective investors should consult with their own tax advisors regarding the applicability of any such taxes, the effects of any applicable income tax treaties, and any available foreign tax credits.

PRC regulations relating to mergers and acquisitions of domestic enterprises by foreign investors may increase the administrative burden we face and create regulatory uncertainties.

On August 8, 2006, six PRC regulatory agencies, namely, the PRC Ministry of Commerce, or the MOFCOM, the State Assets Supervision and Administration Commission, or the SASAC, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, or the CSRC, and the SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006. The M&A Rule purports, among other things, (i) to require any PRC company, enterprise or individual that intends to merge or acquire its domestic affiliated company in the name of an overseas company which it lawfully established or controls, to apply for MOFCOM’s  examination on and approval for the  proposed merger or acquisition; and (ii) to require SPVs, formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange. Due to the short period of implementation of the M&A Rule, its interpretation and enforcement still remain uncertain. As a result, we are not sure whether the M&A Rule would require us or our entities in China to obtain the approval from either the MOFCOM or the CSRC or any other regulatory agencies in connection with the transaction contemplated by the share transfer contracts which were entered into between Mr. Jie Han, Mr. Qingwei Ma and Hong Kong Engineering Plastics Company Limited on June 26, 2008 , the transaction contemplated in the Agreement and Plan of Merger entered into by and among NB Telecom, Favor Sea (BVI) and the shareholders of Favor Sea (BVI) on December 24, 2008 (detailed description of both of the two aforesaid transactions and relevant contracts can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on April 14, 2010) the adoption and performance of the option agreement dated May 16, 2008 between Ms. Piao and Mr. Han.

Further, if the PRC government finds that we or our Chinese stockholders did not obtain the MOFCOM or CSRC approval, which the MOFCOM or CSRC may think we should have obtained before executing the aforesaid agreements, we could be subject to severe penalties. The M&A Rule does not stipulate the specific penalty terms, so we are not able to predict what penalties we may face, and how such penalties will affect our business operations or future strategy.

Our business will suffer if we cannot obtain or maintain necessary permits or approvals.

Under PRC laws, we are required to obtain from various PRC governmental authorities certain permits and licenses in relation to the operation of our business. These permits and licenses are subject to periodic renewal and/or reassessment by the relevant PRC government authorities and the standards of compliance required in relation thereto may from time to time be subject to change. We cannot assure you that we can always obtain, maintain or renew all the permits and licenses in a timely manner. Additionally, any changes in compliance standards, or any new laws or regulations that may prohibit or render it more restrictive for us to conduct our business or increase our compliance costs may adversely affect our operations or profitability. Any failure by us to obtain, maintain or renew necessary licenses, permits and approvals, could subject us to fines and other penalties and limit the business we could conduct, which could have a material adverse effect on the operation of our business. In addition, we may not be able to carry on business without such permits and licenses being renewed and/or reassessed.

Pursuant to PRC laws and regulations, construction or expansion of a building or a production facility is subject to various permits and approvals from different government authorities. In connection with the construction of Harbin Xinda’s factory and production facilities, which has already been completed and put into operation, we obtained a project approval from Administration Committee of Harbin Economic and Technological & High-tech Development Zone and an approval for the environmental impact assessment report on the construction project of Harbin Xinda in 2003. However, certain other necessary permits relating to the construction and operation of Harbin Xinda’s factory and production facilities are outstanding. Failure to obtain all necessary approvals/permits may subject us to various penalties, such as fines or being required to vacate from the facilities where we currently operate our business.

We are subject to the environmental protection laws of China. We do not possess all of the environmental licenses required to operate our business. This could subject us to fines and other penalties, which could have a material adverse effect on our results of operations.

Our manufacturing process produces by-products such as effluent, gases and noise, which are harmful to the environment. We are subject to multiple laws governing environmental protection, such as “The Law on Environmental Protection in the PRC” and “The Law on Prevention of Effluent Pollution in the PRC,” as well as standards set by the relevant governmental authorities determining the classification of different wastes and proper disposal.  We are required to hold a variety of environmental permits and licenses to operate our business.  We have not obtained certain approvals for the environmental impact assessment reports on the construction of our factory and production facilities in the PRC.  Although we have not been penalized by any governmental authorities so far for the failure to posses such permits or licenses, there is no guarantee that the environmental authorities or any other regulatory authorities will not take any action against us in the future.  If we are found to be in violation of environmental laws, we may be subject to fines, suspension of operation or other sanctions which could adversely affect our financial conditions and results of operations.

Increased environmental regulation in China could increase our costs of operation.

Certain processes utilized in the production of modified plastics result in toxic by-products. To date, the Chinese government has imposed only limited regulation on the production of these by-products, and enforcement of the regulations has been sparse. Recently, however, there is a substantial increase in focus on the Chinese environment, which has inspired considerable new regulation. Because Harbin Xinda plans to export plastics to the U.S. and Europe in coming years, Harbin Xinda has developed certain safeguards in its manufacturing processes to assure compliance with the environmental protection standard ISO/TS16949 Quality Assurance Standard, the European Union’s RoHS Standards and Germany’s PAHs Standards.  Furthermore, we are in the process of applying for the U.S.’s UL Safety Certification, ISO14001 Environmental Management System Certification and OHSAS18001 Occupational Health Management System Certification. This compliance regimen brings us into compliance with all Chinese environmental regulations. Additional regulation, however, could increase our cost of doing business, which would impair our profitability.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; as a result, current and potential shareholders could lose confidence in the integrity of our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting.

The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. During the assessment of our internal controls over financial reporting for the year ended December 31, 2010, our management concluded that our controls were ineffective as a result of deficiencies that were determined to be material weaknesses.

The weakness stemmed from our inadequate US GAAP expertise.  We have developed a remediation plan, which we have implemented in 2010.  Our remediation plan consists of (1) hiring a third party SOX 404 compliance consultant to help us improve our internal controls system, and (2) recruiting more senior qualified people in order to improve our internal control procedures.  We have already hired Mr. Taylor Zhang as our Chief Financial Officer, who has several years of experience in finance, including as a CFO and VP of Finance at other Nasdaq listed companies.  In addition, we have hired Ms. Cindy Tang in July 2010 as our accounting manager in US office.  Ms. Tang obtained her MBA degree in accounting from Seton Hall University in New Jersey.  Ms. Tang has an ACCA certificate since 1996  and  more than 15 years of experience in accounting. We believe these appointments and hiring are a significant step to addressing these weaknesses.

We cannot be certain that these measures we have undertaken will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need may become more complex, and significantly more resources may be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to maintain an effective internal control system, our stockholders and other potential investors may lose confidence in our business operations and the integrity of our financial statements, and may be discouraged from future investments in our company, which may delay or hinder any future business development or expansion plans if we are unable to raise funds in future financings, and our current stockholders may choose to dispose of the shares of common stock they own in our company, which could have a negative impact on our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading of our stock on the NASDAQ Global Market, ineligibility for listing on other national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which could further reduce our stock price.

We may be subject to or liable to US  taxes, interest and penalties.

Because we do not generate any income in the U.S., we do not believe that we owe U.S. federal income taxes for the taxable years ended December 31, 2010 and 2009. However, there can be no assurance that the IRS will agree with this position, and therefore we ultimately could be held liable for U.S. federal income taxes, interest and penalties.

Our inability or failure to protect our intellectual property rights may significantly and materially impact our business, financial condition and results of operations.

Protection of our proprietary processes, methods and other technology is important to our business. We generally rely on a combination of the patent, trademark and copyright laws of the PRC and laws protecting trade secret in the PRC, as well as licenses and non-disclosure and confidentiality agreements, to protect our intellectual property rights. The patent, trademark and copyright laws of the PRC, as well as laws protecting trade secret in the PRC, may not protect our intellectual property rights to the same extent as the laws of the U.S.

Failure to protect our intellectual property rights may result in the loss of valuable proprietary technologies. Additionally, some of our technologies are not covered by any patent or patent application and, even if a patent application has been filed, it may not result in an issued patent. If patents are issued to us, those patents may not provide meaningful protection against competitors or against competitive technologies. In addition, upon the expiration of patents issued to us, we will be unable to prevent our competitors from using or introducing products using the formerly-patented technology. As a result, we may be faced with increased competition and our results of operations may be adversely affected. We cannot assure you that our intellectual property rights will not be challenged, invalidated, circumvented or rendered unenforceable.

We also rely upon unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally enter into confidentiality/non-disclosure agreements with our employees and third parties to protect our intellectual property, we cannot assure you that our confidentiality/non-disclosure agreements will not be breached, that they will provide meaningful protection for our trade secrets and proprietary manufacturing expertise or that adequate remedies will be available in the event of an unauthorized use or disclosure of our trade secrets or manufacturing expertise.

Our intellectual property rights may be challenged or infringed upon by third parties or we may be unable to maintain, renew or enter into new license agreements that are important to our business with third-party owners of intellectual property on reasonable terms. We could also face patent infringement claims from our competitors or others alleging that our processes or products infringe on their proprietary technologies. If we are found to be infringing on the proprietary technology of others, we may be liable for damages, and we may be required to change our processes, to redesign our products partially or completely, to pay to use the technology of others or to stop using certain technologies or producing the infringing product(s) entirely. Even if we ultimately prevail in an infringement suit, the existence of the suit could prompt customers to switch to products that are not the subject of infringement suits. We may not prevail in any intellectual property litigation and such litigation may result in significant legal costs or otherwise impede our ability to produce and distribute key products.

The purchase of shares of XD Engineering by our chairman and chief executive officer, Mr. Jie Han, upon the achievement of certain performance thresholds resulted in a non-cash compensation expense of approximately $13,355,832 which had a negative impact on our results of operations for the 2010 fiscal year.

Pursuant to an option agreement dated May 16, 2008, Mr. Han received stock options from Ellie Qiuyao Piao (“Ms. Piao”), the sole shareholder of XD Engineering Plastics Company Limited (“XD Engineering”), which was the principal shareholder of our subsidiary, Favor Sea (BVI), before the reverse merger.   The option agreement provides that Mr. Han may purchase from Ms. Piao, for a nominal price, all of the outstanding shares of XD Engineering if, on a consolidated basis, Favor Sea (BVI)’s revenue achieved certain thresholds. Mr. Han could purchase 25% of the total outstanding shares if Favor Sea (BVI)’s revenue during the first three quarters of 2008 exceeded $40 million. He may purchase 14% of the total outstanding shares if Favor Sea (BVI)’s revenue during the first three quarters of 2009 exceeds $70 million, and he may purchase 61% of the total outstanding shares if Favor Sea (BVI)’s revenue during the first three quarters of 2010 exceeds $110 million.

Favor Sea (BVI)’s consolidated revenue reached the thresholds during the first three quarters of 2010, which resulted in a non-cash compensation expense of approximately $13,355,832 in fiscal year 2010. Because XD Engineering is the principal shareholder of our subsidiary, Favor Sea (BVI), and the issuance of the XD Engineering shares is conditioned upon the operating performance of Favor Sea (BVI), the shares are deemed to be compensation to Mr. Han and under applicable accounting rules, we recorded a non-cash charge to our earnings for the fiscal year 2010. The charges to our earnings as a result of the issuance of the XD Engineering shares have a negative impact on our consolidated statements of income for the fiscal year ended December 31, 2010, by reducing net income and our earnings per share.

We may be unable to renew the leases for our factories on acceptable terms or these leases may be terminated.

Harbin Xinda currently operates two separate factories located at 9 Qinling Road (the “Qinling Road Factory”) and at 9 North Dalian Road (the “Dalian Road Factory”).  Harbin Xinda does not have titles to the land and premises occupied and used at the Dalian Road Factory, but leases such properties from Harbin Xinda High-Tech Co., Ltd (“Harbin High-Tech”) and its newly established subsidiary, the Engineering Center entered into an agreement with Harbin High-Tech to lease an office building at the Dalian Road Factory. Harbin Xinda and the Engineering Center’s leases will expire on April 30, 2012 and May 31, 2013 respectively.  If we are unable to renew our lease on acceptable terms in due course or if our lease is terminated by the lessor unilaterally:

•	we may be unable to find a new property with the amenities and in the location we require for our factories, which may result in a factory closure;

•	we may have to relocate to a less desirable location;

•	we may have to relocate to a location with facilities that do not meet our requirements;

•	we may incur significant costs in connection with identifying, securing and relocating to a replacement location; or

•	our factories may experience significant disruption in operations and, as a result, we may be unable to produce products during the period of disruption.

Any of these events may materially and adversely affect our business, prospects, results of operations and financial condition.

A sharp increase in the demand or the price for raw materials may have a negative impact on our results of operations if we are unable to pass on increases in the cost of raw materials to our customers on a timely basis.

The total cost of raw materials made up approximately 98% and 97% of our cost of goods sold in 2010 and 2009, respectively. The main raw materials used in our production are plastic resins such as polypropylene, ABS and nylon, which made up approximately 85% and 79% of our total cost of raw materials in 2010 and 2009 on average.

Currently, plastic resins are mainly used as a raw material in China’s plastic parts molding industry. The market prices of plastic resins may fluctuate due to changes in supply and demand conditions in that industry. Any sudden shortage of supply or significant increase in demand of plastic resins and additives may result in higher market prices and thereby increase our cost of sales. The prices of plastic resins and additives are, to a certain extent, affected by the price movement of crude oil. The international market prices for crude oil increased in 2010 compared to the fourth quarter of 2009, which caused the price of raw materials to increase. In addition, under the terms of our customer agreements, we can only increase the sales price for our products if the cost of our raw materials increases by more than 5%. As a result, our inability to increase the selling price of our products to cover increases of less than 5%, may limit our profitability.

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

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. Dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an appreciation of the Renminbi against the U.S. dollar of approximately 20.2% from July 21, 2005 to December 31, 2010. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. Dollar.

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

The land on which our owned facility is located measures 14,715 square meters (158,391 square feet). The land use right was issued to Harbin Xinda by the City of Harbin. The right will expire in 2053. We also have a long-term lease of the production facilities with Harbin Xinda High-Tech Co., Ltd. (“Xinda High-Tech”), a related party. The land on which our leased facility is located measures 16,537 square meters (178,009 square feet). The facility we rent includes three buildings with two office buildings attached by one workshop respectively, two workshops and one guard room. Compliance with Chinese environmental regulations currently cost us approximately RMB27,000 (USD$4,000) annually. However, during 2008 we engaged in a ground remediation project to comply with new regulations. The remediation project was already completed and we do not have any additional cost related to environmental regulation in 2011.

In June 2010, China XD, through its subsidiary, Harbin Xinda, invested RMB 20 million (approximately US$2.9 million) to establish a new subsidiary under the laws of the PRC, Harbin Xinda Macromolecule Material Engineering Center Co., Ltd. (the “Engineering Center”).  Engineering Center performs research and development functions to support the Company’s manufacturing facilities with 35,000 metric tons newly installed production capacity in December 2010, located at Qinling Road, Harbin, China.

In October 2010, China XD, through its subsidiary, Engineering Center, invested  RMB 2 million (approximately US$0.3 million) to establish a new subsidiary under the laws of the PRC, Heilongjiang Xinda Software Development Co., Ltd. (the “Software Development.”).  Software Development is engaged in technology consulting and software development in order to better serve the needs of the Company’s existing and potential future customers.

In December 2010, China XD, through its subsidiary, Harbin Xinda, invested  RMB 3 million (approximately US$0.5 million) to establish a new subsidiary under the laws of the PRC, Harbin Xinda Macromolecule Materials Research Center Co., Ltd. (the “Material Research Center”).  Material Research Center performs research and development functions to support the Company’s manufacturing facilities with 100,000 metric production capacity located at Dalian Road, Harbin, China and to works to meet the standards of a National Enterprise Technology Center.

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

Our facilities have been certified under the following international qualifications criteria: ISO9001: 2000 quality management system certification and ISO/TS16949: 2002 international auto parts industry quality systems certification. The government of China has designated Harbin Xinda as a National Torch Project and a National Spark Plan Project, and has given Harbin Xinda the “Most Valuable High Tech in China” award. Harbin Xinda is an executive member of the Council of the Chinese Automobile Parts Association, a member of the Chinese Modified Plastics Professional Committee, a member of the Chinese Plastics Engineering Committee and Heilongjiang Province Post Doctoral Working Station.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to November 27, 2009, our common stock was quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “CXDC.” On November 27, 2009, we terminated our listing on OTCBB and listed our common stock on NASDAQ Global Market, also under the symbol “CXDC.” The following table sets forth, for the indicated periods, the high and low sales prices for our common stock, as reported on NASDAQ, and prior to November 27, 2009, as reported on the OTCBB. The OTCBB quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

	Common Stock
	High	Low
Fiscal Year Ended December 31, 2009
First Quarter	6.00	0.03
Second Quarter	4.25	2.20
Third Quarter	6.68	2.00
Fourth Quarter	11.15	6.35

Fiscal Year Ending December 31, 2010
First Quarter	8.86	5.90
Second Quarter	7.28	5.87
Third Quarter	7.03	5.40
Fourth Quarter	6.72	5.04

Number of Holders

As of March 21, 2011, there were 369 record holders of our common stock.

Interwest Transfer Company Inc. is the registrar and transfer agent for our common shares. Its address is 1981 Murray Holladay Road, Suite 100, Salt Lake City, UT  84117 USA, telephone: (801) 272-9294.

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

Under current PRC regulations, wholly foreign-owned enterprises and Sino-foreign equity joint ventures in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, these foreign-invested enterprises are required to set aside certain amounts of their accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company adopted the 2009 Stock Option / Stock Issuance Plan (the “Plan”) on May 26, 2009, which reserved 7,800,000 shares of common stock for issuance under the Plan. The Plan allows the Company to issue awards of stock options and stock issuances to directors, officers, employees and consultants of the Company, which may be subject to restrictions.

The following table provides certain information with respect to the Company’s Plan in effect as of December 31, 2010.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	545,356	7.75	5,444,620
Equity compensation plans not approved by security holders	-	-	-
Total	545,356	7.75	5,444,620

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Results of Operations

The following table sets forth information from our statements of operations for the years ended December 31, 2010 and 2009, in dollars:

	The Year Ended December 31,
	2010	2009
Net sales	$249,822,934	$135,745,329
Cost of sales	$188,294,026	$105,160,568
Gross profit	$61,528,908	$30,584,761
Operating expenses	$27,813,387	$12,950,793
Operating income	$33,715,521	$17,633,968
Other income (expenses), Net	$16,428,421	$(13,543,453)
Net income	$28,836,789	$4,023,266
Comprehensive income	$30,785,546	$4,018,965

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net sales

During the year ended December 31, 2010, we had net sales of $249,822,934, as compared with net sales of  $135,745,329 during the year ended December 31, 2009, an increase of 114,077,605, or 84.0%, due to our increased and expanded sales both in volume and in new variety of products and increase in the average selling price of our products to existing and new customers.

Cost of sales and gross margin

During the year ended December 31, 2010, we had cost of sales of $188,294,026, as compared with cost of sales of $105,160,568 during the year ended December 31, 2009, an increase of approximately $83,133,458, or 79.1%, reflecting the increase in net sales. Gross profit rose to $61,528,908 for the year ended December 31, 2010, or a 101.2% increase during the year ended December 31, 2010, compared with $30,584,761 during the year ended December 31, 2009. Our gross margin increased from 22.5% during the year ended December 31, 2009 to 24.6% during the year ended December 31, 2010. The increase was mainly attributed to the increased sales of our high-end products as a percentage to total sales during the year ended December 31, 2010 due to our efforts in developing and selling more high value-added automotive modified plastics. Such increase in demand was driven by increasing demand for automobiles by Chinese consumers, as well as the increase of plastic content on the per-vehicle-basis in China.

Operating Expenses

Our operating expenses comprise general and administrative expenses, research and development expenses and selling expenses.  Operating expenses were $ 27,813,387 during the year ended December 31, 2010, compared with $12,950,793 during the year ended December 31, 2009, an increase of $14,862,594, or approximately 114.8%. The increase in operating expenses was principally due to the increase in the non-cash expense of $10,290,444 in connection with the incentive option arrangement with Mr. Han from $3,065,388 in 2009 to $13,355,832 in 2010 charged to general and administrative expenses.

Research and development expenses were $7,382,507 during the year ended December 31, 2010 compared with $1,329,656 during the year ended December 31, 2009, an increase of $6,052,851, or 455.2%, reflecting our increased efforts in new products development and obtaining new product certifications for automotive applications.

Selling expenses increased slightly from $400,731 during the year ended December 31, 2009 to $470,727 during the year ended December 31, 2010 as our distribution model became more efficient in managing and obtaining customers.

Operating Income

As a result, our operating income increased to $33,715,521 during the year ended December 31, 2010 from $17,633,968 during the year ended December 31, 2009.

Other Income and Other Expense

In December 2010, the management determined that the Research Institute could not meet the Company’s development needs, such as meeting the standards to be a National Enterprise Technology Center. China XD Plastics, through its indirectly owned subsidiary, Harbin Xinda, deregistered the Research Institute under the laws of the PRC.  On December 8, 2010, Harbin Daoli District Science and Technology Bureau (“STB”) approved the deregistration application of the Research Institute and its liquidation process in accordance with relevant registration regulations set by the Bureau of Civil Affairs. Due to the Research Institute’s special tax exemption status, only the STB has the discretion to determine the distribution of the remaining assets of the Research Institute upon liquidation. A loss of RMB568,466,136 ($83,990,741) was recognized in other expenses upon the return of all assets to the STB. Simultaneous with the completion of the Research Institute liquidation process, the STB approved the transfer of its remaining assets of RMB568,466,136 ($83,990,741) at their carrying amount to the Material Research Center in accordance with the Liquidation Report issued by Heilongjiang Jinyuda Accountants Business Office Co., Ltd. (Ref Number: Longyuhuishenzi (2010) A629). The transfer of the assets to the Material Research Center after repossession of the assets by the STB is treated as a government grant and the amount of RMB548,466,136 ($83,990,741) was recorded as other income.

As a result, for the year ended December 31, 2010, the Company recorded a loss on liquidation of $83,990,741 and other income from government grant of $83,990,741, respectively.

Interest Expense, Net

Interest expense decreased by $127,955, or 9.0%, from $1,418,395 during the year ended December 31, 2009 to $1,290,440 for the year ended December 31, 2010. The decrease in interest expense principally due to the decrease in interest rate as our credit rating by banks we have relationships improved during 2010.

Changes in Fair Value of Warrants and Derivative Liabilities

Change in fair value of warrant and derivative liabilities was a gain of $14,990,776 during the year ended December 31, 2010 as compared to a loss of $12,221,972 for the same period in 2009 due to the change of fair value of warrants and embedded conversion feature related to the private placement in December 2009 and warrants related to our October 2010 registered direct offering.

Net Income

As a result of the factors described above, we had net income of $28,836,789 during the year ended December 31, 2010, compared with $4,023,266 during the year ended December 31, 2009.

Comprehensive Income

As a result of a currency translation adjustment, our comprehensive income was $30,785,546 during the year ended December 31, 2010, compared with $4,018,965 during the year ended December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2010, we had $22,720,766 in cash and cash equivalents, compared to $6,850,784 as of December 31, 2009. There was a net increase in cash and cash equivalents of $15,869,982 for the year ended December 31, 2010. The net increase in cash and cash equivalents for the year was mainly due to cash generated from operating and financing activities, more specifically net income and proceeds from our registered direct offering of common shares in October 2010 offset by increase in purchase of property, plant and equipment.

Operations

For the year ended December 31, 2010, cash provided by operations was $17,976,364 as compared to $17,137,502 provided in operating activities for the year ended December 31, 2009. The increase in our cash liquidity is mainly due to the increase in net income adjusted for non-cash expenses such as depreciation and amortization expense, deferred tax and stock-based compensation expense partially offset by the increases of accounts and other receivables, advances to suppliers and inventories.

Investments

Cash used in investing activities was $19,720,360 for the year ended December 31, 2010 as compared to $13,782,468 for the year ended December 31, 2009. We have continued investing in purchases of new production equipment, which accounted for the majority of the cash used in investing activities in 2010.

Financing

For the year ended December 31, 2010, net cash provided in financing activities was $17,390,692 as opposed to $378,480 used in financing activities for the same period in 2009. The increase in cash provided by financing activities is mainly due to the net proceeds from our direct offering of common shares in October 2010 offset by repayment of bank loans.

The primary sources of cash in 2010 were from operating and financing activities. For the year ended December 31, 2010, cash provided by operations was $17,976,364 and cash provided by financing activities was $17,390,692.

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

The Consolidated Financial Statements of the Company and its subsidiaries as of December 31, 2010 and 2009, including the notes thereto, together with the report of Moore Stephens Hong Kong (“MSHK”) are presented beginning on page F-1 of this report and are incorporated into this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2010, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. This evaluation was performed using the Internal Control – Evaluation Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

Because of the material weakness described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2010.

The specific material weakness and significant deficiency identified by the Company’s management as of December 31, 2010 is described as follows:

Material Weakness

Inadequate US GAAP expertise — The current staff in the accounting department are inexperienced in US GAAP. As they were primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating subsidiaries, they are not required to meet or apply US GAAP requirements. They need substantial training to meet the higher demands of a US public company. The accounting skills and understanding necessary to fulfill the requirements of US GAAP-based reporting, including the preparation of financial statements and consolidation, are inadequate.

The Company did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of US GAAP commensurate with the Company’s financial reporting requirements, which resulted in a number of internal control deficiencies that were identified as being significant or material.

Significant Deficiency

The Company lacks qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed. We are committed to establishing the internal audit functions but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources before the end of 2010. However, internally we have started the process to recruit more senior qualified people in order to improve our internal control procedures. Externally, we have engaged a qualified consultant to assist the Company in improving the Company’s internal control system based on COSO Framework. We also will increase our efforts to hire the qualified resources.

Remediation Initiative

In 2010, the Company engaged Deloitte Touche Tohmatsu Limited (DTTL) to assist in improving the Company’s internal control system based on the COSO Framework. Internally, the Company has recruited more senior qualified people in order to improve the internal control procedures. The Company believes that it will be able to be in SOX compliance in 2011.

On May 1, 2009, the Board of Directors appointed Mr. Taylor Zhang as the Chief Financial Officer of the Company. Mr. Zhang has over seven years of experience in finance and operations in a broad range of industries. Immediately prior to joining China XD, Mr. Zhang served as CFO of Advanced Battery Technologies, Inc (Nasdaq: ABAT). From 2007 to 2008, he served as Executive Vice President of Finance of China Natural Gas, Inc. (Nasdaq: CHNG). From 2005 to 2007, Mr. Zhang worked as a research analyst in New York Private Equity. From 2000 to 2002 he was employed as Finance Manager by Datong Thermal Power Limited. He holds a MBA from University of Florida and a Bachelor’s Degree in mechanical and electronic engineering from Beijing Technology and Business University. In addition, the Company hired Ms. Cindy Tang in July 2010 as our accounting manager in US office. Ms. Tang obtained her MBA degree in accounting from Seton Hall University in New Jersey.  Ms. Tang holds an ACCA certificate since 1996 and has over 15 years of experience in accounting.

Conclusion

Despite the material weakness and deficiencies reported above, with the implementation of remediation described above, we also performed adequate analyses and procedures, including among other things, expansion of our existing Enterprise Resource Planning (ERP) system and enhancement of our IT system in order for the Company’s management to provide assurance that its consolidated financial statements included in this report were prepared in accordance with US GAAP and fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the years presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements misleading, in light of the circumstances under which such statements were made during the years covered by this report.

(c)           Changes in Internal Control over Financial Reporting

Except as described above, there were no other changes in its internal controls over financial reporting in the fourth quarter that would materially affect, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, their age, their principal offices and positions and the date each such person became a director or executive officer. Executive officers are appointed at the discretion of the Board of Directors. Directors are elected annually by our stockholders at our annual meeting of stockholders. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Our current directors and executive officers are as follows:

Name	Age	Title	Date of Initial Appointment
Jie Han	45	Chief Executive Officer and Chairman of the Board of Directors	December 31, 2008
Taylor Zhang	32	Chief Financial Officer and Director	May 14, 2009
Qingwei Ma	36	Chief Operating Officer and Director	December 31, 2008
Junjie Ma	35	Acting Chief Technology Officer	May 26, 2009
Lawrence W. Leighton (1)(2)(3)	76	Independent Director	May 14, 2009
Robert Brisotti (1)(2)(3)	64	Independent Director	October 4, 2010
Linyuan Zhai (1)(2)(3)	61	Independent Director	May 14, 2009
Yong Jin (3)	75	Independent Director	May 14, 2009

(1) Serves as a member of the Audit Committee.

(2) Serves as a member of the Compensation Committee.

(3) Serves as a member of the Nominating Committee.

Jie Han. Mr. Han co-founded Harbin Xinda Macromolecule Material Co., Ltd. (“Harbin Xinda”), the Company’s wholly owned subsidiary, in 2004, and has been employed by Harbin Xinda since that time. In January 2008, Mr. Han was appointed Chairman and Chief Executive Officer of Harbin Xinda. Prior to organizing Xinda High-Tech, which was founded in 2003, Mr. Han had been associated with the Harbin Xinda Nylon Factory, which he founded in 1985. With 25 years of experiences in the industry, Mr. Jie Han is an expert in the management and financial aspects of the manufacture and distribution of modified plastic products. Mr. Han currently serves as an executive director of China Plastic Processing Industry Association and is also a director of the Heilongjiang Industry and Commerce Association. In addition, Mr. Han serves as a deputy to the Harbin Municipal People’s Congress. Mr. Han received a business management degree from the Heilongjiang Provincial Party School.

Taylor Zhang. Mr. Zhang has over eight years of experience in finance and operation in a broad range of industries. From May 2008 to March 2009, Mr. Zhang served as Chief Financial Officer of Advanced Battery Technologies, Inc (NASDAQ: ABAT). From 2007 to 2008, he served as Executive Vice President of Finance of China Natural Gas, Inc. (NASDAQ: CHNG). From 2005 to 2007, Mr. Zhang worked as a research analyst in New York Private Equity. From 2000 to 2002, he was employed as Finance Manager by Datong Thermal Power Limited. He holds a MBA from University of Florida and a Bachelor’s Degree in mechanical and electronic engineering from Beijing Technology and Business University.

Qingwei Ma. Mr. Ma has been employed as General Manager of Harbin Xinda since it was founded in 2004. In 2008, he was promoted to Chief Operating Officer and appointed to the Board of Directors. Prior to joining Harbin Xinda, Mr. Ma was employed for six years by Harbin Xinda Nylon Factory as Manager of Quality Assurance, then as Manager of Research and Development, and finally as Production Manager. In 1997, Mr. Ma was awarded a bachelor’s degree by the Northern China Technology University, where he specialized in the chemical engineering of high polymers. Mr. Ma has 13 years of experiences in the industry. He also published two articles in China’s key journals in the areas of modified plastic industry. In 2001, Mr. Ma was selected as “Harbin Quality Work Advanced Enterprise and Advanced Worker”; in 2004, he was awarded the Heilongjiang First Professional Manager Qualification Certificate. One of his inventions, “compound nano modified materials dedicated to the automobile bumper,” won the “Science and Technology Progress Awards” issued by Harbin Municipality.

Junjie Ma. Mr. Ma graduated from Beijing University of Science and Technology, majored in Polymer materials and engineering. He was appointed acting Chief Technology Officer of China XD in 2009.  From December 2008 to May 2009, Mr. Ma served as a member of our Board of Directors. He was a technician of Harbin Longjiang Electrical Plant from 1997 to 2004 and was a supervisor and manager of Harbin Xinda Macromolecule Material Inc. from 2004 to 2007. Since 2008, he was elected to be Head of Research Institute of Harbin Xinda Macromolecule Material Co., Ltd. Mr. Junjie Ma is a polymer materials engineers and has developed more than 120 plastic additives, modified plastics for automobiles and engineering plastics among which 50 products have been approved by auto enterprises. A number of products have been awarded as the National Torch Program projects, Spark Projects and Harbin City Important New Products project.

Yong Jin. Mr. Jin has served an academician of the Chinese Academy of Engineering since 1997.  From 1973 to 1986 he was a professor at the Chemical and Engineering Department of Tsinghua University. Mr. Jin is an executive member of Chemical Industry and Engineering Society of China and Chinese Society of Particuology, vice chairman of China Institute of Ecological Economy, director of Industrial Ecology Economy and Technology Committee, Council Convenor of the Chemical discipline in the State Council Academic Degrees Committee, professional adviser for the Beijing Municipal Government, Lectureship Award recipient in fluidization by American Institute of Chemical Engineers (AIChE), the world’s leading organization for chemical engineering professionals, with more than 40,000 members from 93 countries, consultant for the Germany magazine “Chemical Engineering & Technology.” Mr. Jin has published and presented more than 350 papers in important journals and conferences domestically and internationally, 138 of which were included in Science magazine. Since July 2004, Mr. Jin has served as an independent director of Shangxi Lu’an Environmentally Friendly Energy Development Co., Ltd., a publicly traded PRC company. Mr. Jin also has more than 30 patent applications. Mr. Jin received his engineering degree from Ural Technical University.

Lawrence W. Leighton. Mr. Leighton has had an extensive 45-year international investment banking career. Beginning at what became Lehman Brothers, he advised on financing for the Mexican Government and leading Mexican corporations. As Director of Strategic Planning for the consumer products company, Norton Simon Inc., he initiated and executed the acquisition of Avis Rent-a-car. Subsequently, he was a Limited Partner of Bear Stearns & Co., a Managing Director of the investment bank of Chase Manhattan Bank and then President and Chief Executive Officer of the U.S. investment bank of Credit Agricole, a major French Bank. Among his transactions have been advising Pernod Ricard, a major European beverage company, on its acquisitions in the United States; and advising Verizon, a U. S. telecom company, on its dispositions of certain European operations. Since 2005, Mr. Leighton has served as a managing director of Bentley Associates Investment Banking.  Since 2008, Mr. Leighton has served as a member of the Board of Directors of China Natural Gas, Inc. Mr. Leighton received his Bachelor’s Degree in engineering from Princeton University and a Master’s Degree from Harvard Business School. He holds a commercial pilot’s license with instrument rating.

Robert Brisotti. Mr. Brisotti has 20 years of experience in the securities industry as an investment banker and securities analyst and 14 years of experience in the plastics industry as a business manager and chemist. Since June 2010, Mr. Brisotti has served as a Senior Vice President at Buckman, Buckman & Reid, Inc., where he manages underwriting and merger and acquisition transactions. From August 2008 to June 2010, Mr. Brisotti was a Senior Vice President at Mercer Capital Ltd. From February 2007 to August 2008, Mr. Brisotti was a Senior Vice President at Andrew Garrett, Inc.  From July 2004 to February 2007, he was a Senior Vice President at S. W. Bach & Co. In the plastics industry, Mr. Brisotti has experience with acrylics at Rohm and Haas, urethanes at Olin Corporation and polyolefins at Union Carbide. Mr. Brisotti has a BS in Chemistry from Lehigh University, a MS in Chemistry from the University of Rhode Island, and a MBA in Finance from Columbia University.

Linyuan Zhai.  Mr. Zhai worked for China FAW Group Corporation for 37 years and has abundant experience in terms of technology, production, and business management. He is one of the pioneers and outstanding contributors of FAW Group’s success. Since 2000, Mr. Zhai has served as general manager of FAW Sihuan Products Co., Ltd., an automobile manufacturing company. From August 1998 to December 2000, Mr. Zhai was the manufacturing section chief at FAW Sihuan Head Office.  From August 1992 to August 1998, Mr. Zhai was the factory manager at FAW Sihuan Auto Warm Air Blower Factory. In 2000, as deputy general manager, successfully led the initial public offering of Four Ring Company, a subsidiary of FAW Group, a leader in the vehicle manufacturing industry based in China. Mr. Zhai received his business management degree from Changchun University.

Mr. Cosimo J. Patti served as a member of the Board of Directors from May 14, 2009 to October 3, 2010.  On October 4, 2010, he resigned from the Board of Directors. There were no disagreements between Mr. Patti and the Company on any matter relating to the Company’s operations, policies or practices.

Family Relationships

There are no family relationships between or among any of the executive officers or directors of the Company.

Board Leadership Structure

The Board of Directors believes that Jie Han’s service as both Chairman of the Board of Directors and Chief Executive Officer is in the best interest of the Company and its stockholders. Mr. Han possesses detailed and in-depth knowledge of the issues, opportunities, and challenges facing the Company, and is thus best positioned to develop agendas that ensure that the time and attention of our Board of Directors are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s stockholders, employees and customers.

Each of the directors other than Jie Han, Taylor Zhang and Qingwei Ma is independent (see “Director Independence” below), and the Board of Directors believes that the independent directors provide effective oversight of management. The Board of Directors has not designated a lead director.  Our independent directors call and plan their executive sessions collaboratively and, between Board of Directors meetings, communicate with management and one another directly.  In the circumstances, the directors believe that formalizing in a lead director functions in which they all participate might detract from rather than enhance performance of their responsibilities as directors.

Director Qualifications

We seek directors with established strong professional reputations and experience in areas relevant to the strategy and operations of our businesses.  We also seek directors who possess the qualities of integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion, in addition to the ability and commitment to devote significant time and energy to service on the Board of Directors and its committees.  We believe that all of our directors meet the foregoing qualifications.

The Nominating Committee and the Board of Directors believe that the leadership skills and other experiences of its Board of Directors members, as described below, provide the Company with a range of perspectives and judgment necessary to guide our strategies and monitor their execution.

Jie Han: Mr. Han is the founder of China XD and of our former affiliate, Harbin Xinda Nylon Factory.  He has over 26 years of experience in the modified plastics industry.  Mr. Han contributed to our Board of Directors strong leadership and vision for the development of our Company.  Mr. Han also serves as an executive director of China Plastic Processing Industry Association and he is a member of Industry and Commercial Union Executive Committee of Heilongjiang Province. Mr. Han is a director of the Chinese Chamber of Commerce and People’s Congress Representative of Harbin City.  Mr. Han is an expert in all management and financial aspects of manufacture and distribution of modified plastic products.

Taylor Zhang: Mr. Zhang has over eight years of experience in finance and operations in a broad range of industries.  He was the former Chief Financial Officer of Advanced Battery Technologies, Inc. (NASDAQ: ABAT) and has a MBA from University of Florida.

Qingwei Ma: Mr. Ma served as the Company’s Chief Operating Officer since 2008. Mr. Ma has over 13 years of experience in the modified plastics industry. Prior to joining China XD, has was a member of the senior management team of Harbin Xnida Nylon Factory and was awarded the Heilongjiang First Professional Manager Qualification Certificate in 2004.

Yong Jin: Mr. Jin contributes to our Board of Directors an extensive scientific knowledge and understanding of the field of modified plastics, which are evidenced by the numerous distinctions he has received in the course of his career and the number of papers he has published in Chinese and international journals.

Lawrence W. Leighton: Mr. Leighton has over 45 years of experience as an investment banker and corporate executive advising both large and small corporations in both foreign countries and the United States.

Robert Brisotti: Mr. Brisotti has 20 years of experience in the securities industry as an investment banker and securities analyst and 14 years of experience in the plastics industry as a business manager and chemist.

Linyuan Zhai: Mr. Zhai contributes to our Board of Directors extensive experience in the areas of auto technology, production, and business management, which he accumulated while working for China FAW Group Corporation during his 38 years of employment.

Board of Directors Practices

Our business and affairs are managed under the direction of our Board of Directors. The primary responsibilities of our Board of Directors are to provide oversight, strategic guidance, counseling and direction to our management. It is our expectation that the Board of Directors will meet regularly on a quarterly basis and additionally as required.

Board of Directors’ Role in Risk Oversight

The Board of Directors as a whole has responsibility for risk oversight, with reviews of certain areas being conducted by the relevant Board of Directors committees. These committees then provide reports to the full Board of Directors.  The oversight responsibility of the Board of Directors and its committees is enabled by management reporting processes that are designed to provide visibility to the Board of Directors about the identification, assessment, and management of critical risks.  These areas of focus include strategic, operational, financial and reporting, succession and compensation, compliance, and other risks.  The Board of Directors and its committees oversee risks associated with their respective areas of responsibility, as summarized below.

Meetings of the Board of Directors

The Board of Directors held two meetings during 2010.  No director attended fewer than 75% of the meetings of the Board of Directors. No director attended less than 75% of any meeting of a committee of which the director was a member.

Involvement in Certain Legal Proceedings

None of our directors and officers has been involved in any of the legal proceedings specified in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board of Directors

Our Board of Directors has an Audit Committee, a Nominating Committee, and a Compensation Committee. Our Board of Directors has determined that Yong Jin, Lawrence W. Leighton, Robert Brisotti and Linyuan Zhai, the members of these committees, are “independent” under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board of Directors has also determined that these persons have no material relationships with us — either directly or as a partner, stockholder or officer of any entity — which could be inconsistent with a finding of their independence as members of our Board of Directors.

Audit Committee

The Audit Committee was established on May 26, 2009.  The Audit Committee operates under a written charter.  The Audit Committee Charter can be found on our website at www.chinaxd.net and can be made available in print free of charge to any shareholder who requests it..

The Audit Committee’s charter states that the responsibilities of the Audit Committee shall include, among other things:

•	reviewing the Audit Committee’s charter, annual report to stockholders and reports submitted to the SEC;

•	appointing the Company’s independent auditors, confirming and reviewing their independence, and approving their fees;

•	reviewing the independent auditors’ performance;

•	discussing with the independent auditor and management the independent auditor’s judgment about the quality, not just the acceptability, of the Company’s accounting principles;

•	following an audit, reviewing significant difficulties encountered during the audit; and

•	reviewing significant disagreements among management and the independent auditors in the preparation of the Company’s financial statements.

In addition, the Audit Committee reviews and approves all transactions with affiliates, related parties, directors and executive officers.

The Audit Committee met three times during 2010. The members of the Audit Committee during 2010 were Lawrence Leighton, Robert Brisotti, Cosimo Patti and Linyuan Zhai.  Mr. Leighton served as the Chairman of the Audit Committee.  Mr. Brisotti joined the Audit Committee in October 2010 following Mr. Patti’s resignation from and his appointment to the Board of Directors.  Each of the above-listed Audit Committee members were or are considered “independent” under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, as determined by the Board of Directors.

Our Board of Directors has determined that we have at least one audit committee financial expert, as defined in the Exchange Act, serving on our Audit Committee. Lawrence Leighton is the “audit committee financial expert” and is an independent member of our Board of Directors.

AUDIT COMMITTEE REPORT

The following is the report of the Audit Committee of the Board of Directors. The Audit Committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2010 with our management. In addition, the Audit Committee has discussed with Moore Stephens Hong Kong, our independent auditors, the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (Communications with Audit Committee). The Audit Committee also has received the written disclosures and the letter from Moore Stephens Hong Kong as required by the Public Company Accounting Oversight Board Rule 3526 “Communications with Audit Committees Concerning Independence” and the Audit Committee has discussed the independence of Moore Stephens Hong Kong with that firm.

Based on the Audit Committee’s review of the matters noted above and its discussions with our independent auditors and our management, the Audit Committee recommended to the Board of Directors that the financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Respectfully submitted by:

Lawrence Leighton (Chair)
Robert Brisotti
Linyuan Zhai

Nominating Committee

The Nominating Committee was established on May 26, 2009.  The purpose of the Nominating Committee is to assist the Board of Directors in identifying qualified individuals to become members of the Board of Directors, in making recommendations to the Board of Directors as to the independence of each director, in monitoring significant developments in the law and practice of corporate governance and of the duties and responsibilities of directors of public companies, and in leading the Board of Directors in any annual performance self-evaluation, including establishing criteria to be used in connection with such evaluation.  The Nominating Committee held one meetings during 2010.

The members of the Nominating Committee during 2010 were Lawrence Leighton, Robert Brisotti, Cosimo Patti, Linyuan Zhai and Yong Jin.  Mr. Zhai served as the Chairman of the Nominating Committee.  Mr. Brisotti joined the Nominating Committee in October 2010 following Mr. Patti’s resignation from and his appointment to the Board of Directors. Each of the above-listed Nominating Committee members were or are considered “independent” under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, as determined by the Board of Directors.

The Nominating Committee operates under a written charter.  The Nominating Committee Charter can be found on our website at www.chinaxd.net and can be made available in print free of charge to any shareholder who requests it.

There have been no changes to the procedures by which the stockholders of the Company may recommend nominees to the Board of Directors since the filing of the Company’s Definitive Proxy Statement on October 27, 2010 for its Annual Meeting of Stockholders, which was held on December 1, 2010. The Nominating Committee will consider director candidates recommended by any reasonable source, including current Board of Directors members, stockholders, professional search firms or other persons.  The directors will not evaluate candidates differently based on who has made the recommendation.  The Board of Directors does not have a formal policy on Board of Directors candidate qualifications.  The Board of Directors may consider those factors it deems appropriate in evaluating director nominees made either by the Board of Directors or stockholders, including judgment, skill, strength of character, experience with businesses and organizations comparable in size or scope to the Company, experience and skill relative to other Board of Directors members, and specialized knowledge or experience in business or financial matters as would make such nominee an asset to the Board of Directors and may, under certain circumstances, be required to be “independent,” as such term is defined in the NASDAQ Marketplace Rules and applicable SEC regulations.  “Diversity,” as such, is not a criterion that the committee considers.  Depending upon the current needs of the Board of Directors, certain factors may be weighed more or less heavily.  In considering candidates for the Board of Directors, the directors evaluate the entirety of each candidate’s credentials and do not have any specific minimum qualifications that must be met.

Security holders wishing to submit the name of a person as a potential nominee to the Board of Directors must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the Nominating Committee at the following address: Nominating Committee of the Board of Directors, c/o China XD Plastics Company Limited, 11 Broadway, Suite 1004, New York, NY 10004.  Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the Nominating Committee, and/or any other method the Nominating Committee deems appropriate, which may, but need not, include a questionnaire.  The Nominating Committee may solicit or receive information concerning potential nominees from any source it deems appropriate.  The Nominating Committee need not engage in an evaluation process unless (i) there is a vacancy on the Board of Directors, (ii) a director is not standing for re-election, or (iii) the Nominating Committee does not intend to recommend the nomination of a sitting director for re-election.  A potential director nominee recommended by a security holder will not be evaluated any differently than any other potential nominee.  Although it has not done so in the past, the Nominating Committee may retain search firms to assist in identifying suitable director candidates.

Compensation Committee

The Compensation Committee was established on May 26, 2009.  The members of the Compensation Committee during 2010 were Lawrence Leighton, Robert Brisotti, Cosimo Patti and Linyuan Zhai.  Mr. Patti served as the Chairman of the Compensation Committee and following his resignation from the Board of Directors in October 2010 and Mr. Brisotti’s appointment to the Board of Directors, Mr. Brisotti began serving as the Chairman of the Compensation Committee.

Each of these members were or are considered “independent” under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, as determined by the Board of Directors.  The Compensation Committee operates under a written charter.  The Compensation Committee Charter can be found on our website at www.chinaxd.net and can be made available in print free of charge to any shareholder who requests it.

The Compensation Committee discharges the Board of Directors’ responsibilities relating to compensation of the Company’s executive officers and administers our 2009 Stock Option / Stock Issuance Plan.  The Committee has overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the Company. The Compensation Committee held one meeting during 2010.

Code of Business Conduct

We have adopted a code of business conduct that applies to our directors, officers and employees. A written copy of the code can be found on our website at www.chinaxd.net and can be made available in print to any shareholder upon request at no charge by writing to our Secretary, c/o China XD Plastics Company Limited, 11 Broadway, Suite 1004, New York, NY 10004.  Our code of business conduct is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to the code.

Executive Sessions

Under NASDAQ Marketplace Rule 5605(b)(2), our independent directors are required to hold regular executive sessions. The chairperson of the executive session will rotate at each session so that each non-management director shall have an opportunity to serve as chairperson. Interested parties may communicate directly with the presiding director of the executive session or with the non-management directors as a group, by directing such written communication to Mr. Lawrence Leighton at c/o China XD Plastics Company Limited, 11 Broadway, Suite 1004, New York, NY 10004.

Process for Sending Communications to the Board of Directors

The Board of Directors maintains a process for stockholders to communicate with the Board of Directors.  Stockholders wishing to communicate with the Board of Directors or any individual director may send an email through our website at www.chinaxd.net or mail a communication addressed to the Secretary of the Company, c/o China XD Plastics Company Limited, 11 Broadway, Suite 1004, New York, NY 10004.  Any such communication must state the number of shares of common stock beneficially owned by the stockholder making the communication.  All of such communications will be forwarded to the full Board of Directors or to any individual director or directors to whom communication is directed unless the communication is clearly of a marketing nature or is inappropriate, in which case we have the authority to discard the communication or take appropriate legal action regarding the communication.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Such persons also are required to furnish our company with copies of all Section 16(a) forms they file.  Based solely on our review of copies of such forms received by us, we believe that during the fiscal year 2010, all of the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

On December 30, 2009, our Board of Directors approved the Company’s 2010 Executive Compensation Program which set forth cash and stock compensation of the Company’s executives and directors, including the Company’s named executive officers as follows:

Compensation for Mr. Jie Han, the Company’s Chief Executive Officer: For the fiscal year 2010, Mr. Han is entitled to a base salary of $35,460 (RMB 240,000). In addition, Mr. Han may receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year.

Compensation for Mr. Taylor Zhang, the Company’s Chief Financial Officer:  For the fiscal year 2010, Mr. Zhang is entitled to a base salary of $123,000 and option award to purchase up to 100,000 shares of the Company’s common stock at the per share exercise price of $8.01 and 14,000 restricted shares under our 2009 Stock Option / Stock Issuance Plan. One-third of the stock options shall vest on the every anniversary of the grant date over a three year period. The restricted shares shall vest on the third anniversary of the grant date. In addition, Mr. Zhang may receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year.

Compensation for Mr. Qingwei Ma, the Company’s Chief Operating Officer:  For the fiscal year 2010, Mr. Ma is entitled to a base salary of $21,276 (RMB 144,000) and option award to purchase up to 75,000 shares of the Company’s common stock at the per share exercise price of $8.01 and 12,000 restricted shares under our 2009 Stock Option / Stock Issuance Plan. One-third of the stock options shall vest on the every anniversary of the grant date over a three year period. The restricted shares shall vest on the third anniversary of the grant date. In addition, Mr. Ma may receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year.

The following table is a summary of the compensation paid to our executive officers for the two years ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)		Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compens- ation ($)	Total ($)

Jie Han,	2010	35,460	-	-	13,355,832	(2)	-	-	-	13,391,292
CEO	2009	17,567	-	-	3,065,388	(2)	-	-	-	3,082,955

Qingwei Ma,	2010	15,918	-	78,840	22,373	(3)	-	-	-	117,131
COO	2009	21,507	-	-	-		-	-	-	21,507

Taylor Zhang,	2010	124,474	-	91,980	29,831	(3)	-	-	-	246,285
CFO (1)	2009	72,000	-	-	-		-	-	-	72,000

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

(3)           Stock awards granted to Mr. Ma and Mr. Zhang will vest on August 7, 2013 and represent the amount of stock compensation expense recognized in 2010 for financial statement reporting purposes in accordance with FASB ASC 718.

The following is a summary of all options, unvested stock and equity incentive plans for our executive officers for the year ended December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Name of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Jie Han, CEO	0	-	-	-	-	-	-	-	-
Taylor Zhang, CFO	Common Stock	100,000	100,000	8.01	8/7/2013	14,000	91,980	-	-
Qingwei Ma, COO	Common Stock	75,000	75,000	8.01	8/7/2013	12,000	78,840	-	-
Junjie Ma, CTO	Common Stock	25,000	25,000	8.01	8/7/2013	8,000	52,560	-	-

The above table does not include the options granted pursuant to an Incentive Option Agreement dated May 16, 2008, whereby Ms. Piao granted 40,000 options to Mr. Jie Han to purchase all the shares of XD Engineering, the controlling shareholder of the Company.

2009 Stock Option / Stock Issuance Plan

On May 26, 2009, we adopted our 2009 Stock Option / Stock Issuance Plan (the “Plan”), which reserved 7,800,000 shares of common stock for issuance under the Plan.  The Plan provides for the grant of the following types of incentive awards: (i) stock options and (ii) stock issuances. Each of these is referred to individually as an “Award.” Those who will be eligible for Awards under the Plan include employees, directors and independent contractors who provide services to the Company and its affiliates.

Number of Shares of Common Stock Available Under the Plan

The Board of Directors has reserved 7,800,000 shares of the common stock for issuance under the Plan. As of December 31, 2010, 1,909,880 stock awards and 445,500 stock options have been granted under the Plan.  Currently, approximately 136 employees and directors would be eligible to participate in the Plan.

If the Company declares a dividend or other distribution or engages in a recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of shares or other securities of the Company, or other change in the corporate structure of the Company affecting the Company’s common stock, the Board of Directors will adjust the number and class of shares that may be delivered under the Plan, the number, class, and price of shares covered by each outstanding Award, and the numerical per-person limits on Awards.

Shares of common stock subject to outstanding options shall be available for subsequent issuance under the Plan to the extent (1) the options expire or terminate for any reason prior to exercise in full or (2) the options are cancelled in accordance with the Plan. Unvested shares issued under the Plan and subsequently repurchased by the Corporation, at a price per share not greater than the option exercise or direct issue price paid per share, pursuant to the Corporation’s repurchase rights under the Plan shall be added back to the number of shares of common stock reserved for issuance under the Plan and shall accordingly be available for reissuance through one or more subsequent option grants or direct stock issuances under the Plan.

Administration of the Plan

The Board of Directors will administer the Plan. However, any or all administrative functions otherwise exercisable by the Board of Directors may be delegated to a committee of the Board of Directors (the “Committee”). Members of the Committee shall serve for such period of time as the Board of Directors may determine and shall be subject to removal by the Board of Directors at any time. The Board of Directors may also at any time terminate the functions of the Committee and reassume all powers and authority previously delegated to the Committee.  Subject to the terms of the Plan, the Board of Directors has the sole discretion to select the employees, independent contractors, and directors who will receive Awards, determine the terms and conditions of Awards, and to interpret the provisions of the Plan and outstanding Awards.

Options

The Board of Directors is able to grant nonqualified stock options and incentive stock options under the Plan. The Board of Directors determines the number of shares subject to each option. Incentive options may only be granted to employees.  The aggregate fair market value of the shares of common stock for which one or more options granted to any employee under the Plan may for the first time become exercisable as incentive options during one calendar year may not exceed $100,000.

The Board of Directors determines the exercise price of options granted under the Plan, provided the exercise price (i) of incentive stock options must be at least equal to the fair market value of the common stock on the date of grant and (ii) of non-statutory stock options must be at least equal to 85% of the fair market value of the common stock on the date of grant. In addition, the exercise price of an incentive stock option granted to any participant who owns more than 10% of the total voting power of all classes of the Company’s outstanding stock must be at least 110% of the fair market value of the common stock on the grant date.

The term of an option may not exceed ten years, except incentive stock options granted to an employee who is a 10% stockholder may not exceed five years.

Unless otherwise determined by the Board of Directors, after a termination of service with the Company, a participant will be able to exercise the vested portion of his or her option for (i) 90 days following his or her termination (or within such other period of time as may be specified by the Company, but in any event no later than the date of expiration of the option term) for reasons other than death, disability or misconduct, (ii) one year following his or her termination (or within such other period of time as may be specified by the Company, but in any event no later than the date of expiration of the option term) due to death or disability. Unless otherwise determined by the Board of Directors or Board of Directors, if a participant ceases to be employed by the Company on the account of (i) termination by the Company for defined misconduct, any option held by the participant shall (A) terminate on the date on which the participant ceases to be employed by, or provide service to, the Company, or the date on which such option would otherwise expire, if earlier.

The Administrator shall have the discretion to grant options that are exercisable for unvested shares.  Should the optionee’s service cease while the shares issued upon the early exercise of the optionee’s option are still unvested, the Company shall have the right to repurchase any or all of the unvested shares in accordance with the Plan.

Stock Issuance

The Board of Directors may transfer shares of Company stock to a Plan participant pursuant to a stock issuance, either through the immediate purchase of such shares or as a bonus for services rendered the Company.  Stock issuances will vest in accordance with the terms and conditions established by the Board of Directors in its sole discretion. The Board of Directors will determine the number of shares granted pursuant to an Award of stock.  Vesting conditions on stock issuances granted to non-officer employees may not be more restrictive than 20% per year vesting, with the initial vesting to occur no later than one year after the shares are issued.

The Board of Directors shall fix the purchase price per share of stock issuance.  Shares issued to 10% stockholders must not have a purchase price per share less than 100% of the fair market value per share of common stock on the date of issuance.  Shares issued to other Plan participants shall not be less than 85% of the fair market value per share of common stock on the date of issuance.

The participant shall have full stockholder rights with respect to any shares of common stock issued to the participant under the Plan, whether or not the participant’s interest in those shares is vested. Accordingly, the participant shall have the right to vote such shares and to receive any regular cash dividends paid on such shares.

Should the participant cease to remain in service while holding one or more unvested shares issued under the Plan or should the performance objectives not be attained with respect to one or more such unvested shares, then the Company has the right to repurchase the unvested shares at the lower of (a) the purchase price paid per share or (b) the fair market value per share on the date participant’s service ceased or the performance objective was not attained. The terms upon which such repurchase right shall be exercisable shall be established by the Board of Directors and set forth in the document evidencing such repurchase right.

The Board of Directors may in its discretion waive the surrender and cancellation of one or more unvested shares (or other assets attributable thereto) which would otherwise occur upon the non-completion of the vesting schedule applicable to those shares. Such waiver shall result in the immediate vesting of the participant’s interest in the shares of common stock as to which the waiver applies. Such waiver may be effected at any time, whether before or after the Participant’s service ceases or he or she attains the applicable performance objectives.

Transferability of Awards

Except as described below, Stock Option Awards granted under the Plan are generally not transferable, and all rights with respect to a Stock Option Award granted to a participant generally will be available during a participant’s lifetime only to the participant. A participant may not transfer those rights except by will or by the laws of descent and distribution. Participant may transfer non-statutory stock options to family members, or one or more trusts or other entities for the benefit of or owned by family members or to a transferee’s former spouse, consistent with applicable securities laws, provided that the participant receives no consideration for the transfer of an option and the transferred option shall continue to be subject to the same terms and conditions as were applicable to the option immediately before the transfer.

The Company has the right of first refusal with respect to any proposed disposition by an optionee or a participant of any shares of common stock issued under the Plan.  Such right of first refusal shall be exercisable and lapse in accordance with the terms established by the Board of Directors and set forth in the document evidencing such right.

Change of Control

In the event of a change of control, each outstanding option which is at the time outstanding automatically will become fully vested and exercisable and be released from any restrictions on transfer and repurchase or forfeiture rights, and the restrictions and conditions on all outstanding stock issuances will lapse immediately prior to the specified effective date of such change of control, for all of the shares at the time represented by such option or stock issuance. An outstanding option shall not so fully vest and be exercisable and released from such limitations and a stock issuance will not be released from such restrictions and restrictions on stock issuances if and to the extent: (i) such option or stock issuance is, in connection with the change in control, either to be assumed by the successor corporation or parent thereof or to be replaced with a comparable option, stock appreciation right or stock issuance with respect to shares of the capital stock of the successor corporation or parent thereof, or (ii) such option or stock issuance is to be replaced with a cash incentive program of the successor corporation or parent thereof which preserves the compensation element of such option or stock issuance existing at the time of the change in control and provides for subsequent payout in accordance with the same vesting schedule applicable to such option or stock issuance. The determination of option or stock issuance comparability under clause (i) above will be made by the Board of Directors.

Effective upon the consummation of the change of control, all outstanding options or stock issuances under the Plan will terminate and cease to remain outstanding, except to the extent assumed by the successor company or its parent.

Amendment and Termination of the Plan

The Board of Directors will have the authority to amend, alter, suspend or terminate the Plan, except that shareholder approval will be required for any amendment to the Plan to the extent required by any applicable laws. No amendment, alteration, suspension or termination of the Plan will impair the rights of any participant, unless mutually agreed otherwise between the participant and the Board of Directors and which agreement must be in writing and signed by the participant and the Company. The Plan will terminate on May 26, 2019, unless the Board of Directors terminates it earlier or it is extended by the Company with the approval of the shareholders.

Although there may be adverse accounting consequences to doing so, options may be granted and shares may be issued under the Plan which are in each instance in excess of the number of shares of common stock then available for issuance under the Plan, provided any excess shares actually issued under those programs shall be held in escrow until there is obtained stockholder approval of an amendment sufficiently increasing the number of shares of common stock available for issuance under the Plan. If such stockholder approval is not obtained within twelve months after the date the first such excess grants or issuances are made, then (1) any unexercised options granted on the basis of such excess shares shall terminate and (2) the Company shall promptly refund to the optionees and the participants the exercise or purchase price paid for any excess shares issued under the Plan and held in escrow, together with interest (at the applicable Short Term Federal Rate) for the period the shares were held in escrow, and such shares shall thereupon be automatically cancelled.

Employment Agreements

All of our officers have entered into employment agreements with the Company.

On January 1, 2010, Jie Han and China XD’s subsidiary, Harbin Xinda, entered into an employment memorandum pursuant to which Mr. Han was retained as China XD’s Chief Executive Officer.  Pursuant to the memorandum, Mr. Han shall receive a monthly salary of RMB 20,000 and awards of shares of China XD’s common stock and options to purchase shares of China XD’s common stock, as determined by the Compensation Committee of China XD.  Also, Mr. Han shall receive a monthly performance-based salary of RMB 30,000 per month, which amount is subject to the achievement of the corresponding month’s performance goals.  In addition, Mr. Han shall receive a performance-based salary of RMB 400,000 per year, which amount is subject to the achievement of the corresponding year’s performance goals. The calculation of the monthly performance-based salary and the annual performance-based salary are based on a method set forth in the Company’s compensation management policy.  The term of employment is for five years beginning on January 1, 2010.  Either party may provide a two-month notice prior to the expiration of the term if it does not desire to renew Mr. Han’s employment.  Harbin Xinda has the right to unilaterally terminate the memorandum prior to its expiration date.

On January 1, 2010, Taylor Zhang and China XD’s subsidiary, Favor Sea (US) Inc., entered into an employment memorandum pursuant to which Mr. Zhang was retained as China XD’s Chief Financial Officer.  Pursuant to the employment agreement, Mr. Zhang will receive a monthly salary of $11,500 and awards of shares of China XD’s common stock and options to purchase shares of China XD’s common stock, as determined by the Compensation Committee of China XD.  The term of employment is for five years beginning on January 1, 2010.  Either party may provide a two-month notice prior to the expiration of the term if it does not desire to renew Mr. Zhang’s employment.  Favor Sea (US) Inc. has the right to unilaterally terminate the memorandum prior to its expiration date.

On January 1, 2010, Qingwei Ma and China XD’s subsidiary, Harbin Xinda, entered into an employment memorandum pursuant to which Mr. Ma was retained as China XD’s Chief Operating Officer.  Pursuant to the memorandum, Mr. Ma shall receive a monthly salary of RMB 12,000 and awards of shares of China XD’s common stock and options to purchase shares of China XD’s common stock, as determined by the Compensation Committee of China XD.  Also, Mr. Ma shall receive a monthly performance-based salary of RMB 18,000 per month, which amount is subject to the achievement of the corresponding month’s performance goals.  In addition, Mr. Ma shall receive an performance-based salary of RMB 140,000 per year, which amount is subject to the achievement of the corresponding year’s performance goals. The calculation of the monthly performance-based salary and the annual performance-based salary are based on a method set forth in the Company’s compensation management policy.  The term of employment is for five years beginning on January 1, 2010.  Either party may provide a two-month notice prior to the expiration of the term if it does not desire to renew Mr. Ma’s employment.  Harbin Xinda has the right to unilaterally terminate the memorandum prior to its expiration date.

Potential Payments Upon Termination or Change in Control

We have no potential payments upon termination other than severance compensation required by the laws in the PRC and other applicable jurisdictions which ranged from 1 to 3 months of base salaries. In the case of change in control of the Company, the unvested portion of all stock based compensation shall be forfeited.

Director Compensation

On December 30, 2009, our Board of approved its 2010 Executive Compensation Program which set forth cash and stock compensation of the Company’s executives and directors.  Under the 2010 Executive Compensation Program the Company’s employee directors receive no additional compensation for their services to the Company as directors, including the Chairman of the Board of Directors.  In addition, for fiscal year 2010, all non-employee directors who reside in China shall receive annual cash compensation of RMB 36,000 (approximately $5,300) and all non-employee directors who reside outside of China shall receive annual cash compensation of $36,000.  In addition, each non-employee directors shall receive after the anniversary of their appointments to the Company, a stock award equal to a number of shares of the Company’s common stock valued at $50,000 for those who reside outside of China and RMB50,000 (approximately $7,350) for those who reside in China, based on the market value of the common stock at the time of the stock award and such stock award shall vest on the first anniversary of the grant date. The Company has repurchase rights on the unvested shares of the stock award.

The following is a summary of the compensation paid to our non-employee directors for the year ended December 31, 2010. Our employee directors do not receive compensation for their services to the Company as directors.

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Lawrence Leighton	43,666	66,107	-	-	-	-	102,107
Cosimo Patti	38,200	49,682	-	-	-	-	85,682
Yong Jin	5,319	7,332	-	-	-	-	12,651
Linyuan Zhai	5,319	7,332	-	-	-	-	12,651
Robert Brisotti	10,500	-	-	-	-	-	10,500

Service Agreements

On May 14, 2009, the Company entered into a Service Agreement with Lawrence W. Leighton.  Pursuant to the terms of the Service Agreement, the Company shall (i) pay Mr. Leighton a fee of $3,000 per month ($36,000 annually), which fee shall increase to $5,000 per month ($60,000 annually) on the 18 month anniversary of the date of his appointment; and (ii) award to Mr. Leighton under the Company’s 2009 Equity Incentive Plan and pursuant to the terms of a restricted stock award agreement $50,000 in restricted shares of common stock of the Company on an annual basis (the “Stock”), which shall vest in accordance with the terms of the restricted stock award agreement.  The Stock shall be valued at the average closing price for the ten trading days prior to May 14, 2009, the date of the execution of the Service Agreement, and prior to each anniversary thereof. The Stock shall vest after six months of each year subject to Mr. Leighton’s continued directorship with the Company, pursuant to such vesting schedule set forth in the restricted stock award agreement.

On May 14, 2009, the Company entered into a Service Agreement with Yong Jin.  Pursuant to the terms of the Service Agreement, the Company shall (i) pay Mr. Jin a fee of RMB3,000 per month (RMB36,000 annually), which fee shall increase to RMB5,000 per month (RMB60,000 annually) on the 18 month anniversary of the date of his appointment; and (ii) award to Mr. Jin under the Company’s 2009 Equity Incentive Plan and pursuant to the terms of a restricted stock award agreement RMB50,000 in restricted shares of common stock of the Company on an annual basis (the “Stock”), which shall vest in accordance with the terms of the restricted stock award agreement.  The Stock shall be valued at the average closing price for the ten trading days prior to May 14, 2009, the date of the execution of the Service Agreement, and prior to each anniversary thereof. The Stock shall vest after six months of each year subject to Mr. Jin’s continued directorship with the Company, pursuant to such vesting schedule set forth in the restricted stock award agreement.

On May 14, 2009, the Company entered into a Service Agreement with Linyuan Zhai.  Pursuant to the terms of the Service Agreement, the Company shall (i) pay Mr. Zhai a fee of RMB3,000 per month (RMB36,000 annually), which fee shall increase to RMB5,000 per month (RMB60,000 annually) on the 18 month anniversary of the date of his appointment; and (ii) award to Mr. Zhai under the Company’s 2009 Equity Incentive Plan and pursuant to the terms of a restricted stock award agreement RMB50,000 in restricted shares of common stock of the Company on an annual basis (the “Stock”), which shall vest in accordance with the terms of the restricted stock award agreement.  The Stock shall be valued at the average closing price for the ten trading days prior to May 14, 2009, the date of the execution of the Service Agreement, and prior to each anniversary thereof. The Stock shall vest after six months of each year subject to Mr. Zhai’s continued directorship with the Company, pursuant to such vesting schedule set forth in the restricted stock award agreement.

On October 4, 2010, the Company entered into a Service Agreement with Robert L. Brisotti.  Pursuant to the terms of the Service Agreement, the Company shall (i) pay Mr. Brisotti a fee of $3,000 per month ($36,000 annually), which fee shall increase to $5,000 per month ($60,000 annually) on the 18 month anniversary of the date of his appointment; and (ii) award to Mr. Brisotti under the Company’s 2009 Equity Incentive Plan and pursuant to the terms of a restricted stock award agreement $50,000 in restricted shares of common stock of the Company on an annual basis (the “Stock”), which shall vest in accordance with the terms of the restricted stock award agreement.  The Stock shall be valued at the average closing price for the ten trading days prior to October 4, 2010, the date of the execution of the Service Agreement, and prior to each anniversary thereof. The Stock shall vest after six months of each year subject to Mr. Brisotti’s continued directorship with the Company, pursuant to such vesting schedule set forth in the restricted stock award agreement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of common stock and Series B preferred stock as of March 21, 2011 by (i) each person known to us to own beneficially more than 5% of our common stock and Series B preferred stock, (ii) each of our directors and each of our named executive officers; and (iii) all executive officers and directors as a group.  Except as otherwise noted below, the persons identified have sole voting and investment powers with respect to their shares.  Unless otherwise indicated, the address for all of the executive officers, directors, and stockholders named below is c/o China XD Plastics Company Limited, No. 9 Dalian North Road, Haping Road Centralized Industrial Park, Harbin Development Zone, Heilongjiang Province, PRC 150060.

Name	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Jie Han	Series B Preferred Stock	1,000,000	(3)	100.0%
Jie Han	Common Stock	8,127,533	(3)	17.1%
Qingwei Ma	Common Stock	12,000		*
Junjie Ma	Common Stock	8,000		*
Taylor Zhang	Common Stock	14,000		*
Robert Brisotti (4)	Common Stock	-		-
Lawrence W. Leighton	Common Stock	20,395		*
Linyuan Zhai	Common Stock	2,394		*
Yong Jin	Common Stock	2,394		*
XD Engineering Plastics Company Limited	Series B Preferred Stock	1,000,000	(3)	100.0%
XD Engineering Plastics Company Limited	Common Stock	24,382,598		51.2%
Total Ownership of Common Stock by All Directors and Executive Officers as a Group		8,186,716		17.2%

*           Less than 1%

(1)
The amount of beneficial ownership includes the number of shares of common stock and/or Series B preferred stock, plus, in the case of each of the executive officer and directors and all officers and directors as a group, all shares issuable upon the exercise of the options held by them, which were exercisable as of October 15, 2010 or within 60 days thereafter. Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and the rules promulgated by the SEC, every person who has or shares the power to vote or to dispose of shares of common stock are deemed to be the “beneficial owner” of all the shares of common stock over which any such sole or shared power exists.

(2)	Based upon 47,628,367 shares of common stock outstanding as of March 21, 2011.

(3)
Jie Han’s common stock value includes 8,127,533 shares held by Jie Han and 24,382,598 shares held XD Engineering Plastics Company Limited (“XD”).  Jie Han currently owns 25% of XD and has a right to purchase an additional 14% of XD pursuant to an Option Agreement.  The remaining ownership of XD may be purchased by Jie Han if the Company meets certain milestones in the first three quarters of 2010.  XD is also the holder of all of the 1,000,000 shares of Series B Preferred Stock which controls 40% of the total voting power of the Company’s security holders.  For purposes of this table, XD’s holdings have been included in Jie Han’s personal holdings because they may be deemed to be beneficially held by Jie Han according to SEC regulations.  Jie Han disclaims beneficial ownership of the XD shares except to the extent of his pecuniary interest therein. The address of XD is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.

(4)	Mr. Brisotti’s business address is 40 Wall Street, 31st Floor, New York, NY 10005.

Changes in Control

There were no arrangements, known to the Company, including any pledge by any person of securities of the Company the operation of which may at a subsequent date result in a change in control of the Company .

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Other than as described below, there have been no other transactions since January 1, 2009, or any currently proposed transaction, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $120,000 and in which any current or former director of officer of the Company, any 5% or greater shareholder of the Company or any member of the immediate family of any such persons had, or will have, a direct or indirect material interest other than as disclosed below.

Pursuant to an incentive option agreement dated May 16, 2008, Ms. Piao granted 40,000 Options to Mr. Han to purchase shares of XD Engineering Plastics Company Limited (“XD Engineering”) at a nominal price if certain performance targets are met.  Ms. Piao is the sole shareholder of XD Engineering, which is the Company’s controlling shareholder. Mr. Han may purchase 25% of the total outstanding equity in XD Engineering if the Company’s consolidated revenue during the first three quarters of 2008 exceeds $40,000,000. He may purchase 14% of the total outstanding equity in XD Engineering if the Company’s consolidated revenue during the first three quarters of 2009 exceeds $70,000,000. Finally, he may purchase 61% of the total outstanding equity in XD Engineering if the Company’s revenue during the first three quarters of 2010 exceeds $110,000,000.

For the years ended December 31, 2010 and 2009, the Company recorded one-time lump sum stock compensation expense of $13,355,832 and $3,065,388, respectively. All the revenue targets have been achieved from 2008 to 2010 and the corresponding compensation expenses have been fully recognized as of December 31, 2010.

On February 23, 2010,  Mr. Han exercised 250 shares, or  25% of the total outstanding equity in XD Engineering, at the determined exercise price.

Prior to the Company’s reverse merger that occurred in December 2008, Ms. Qiuyao Piao owned 100% of Favor Sea (BVI) indirectly through XD Engineering Plastics Company Limited (“XD Engineering”), a British Virgin Islands corporation, the former sole shareholder of Favor Sea (BVI).  Harbin Xinda High-Tech Co., Ltd. (“Xinda High-Tech”) and Heilongjiang Xinda Hyundai Engineering Plastics Co., Ltd. are affiliated companies owned by Ms. Piao, who was the major shareholder of Harbin Xinda before the ownership was transferred to Hong Kong Engineering Plastics Company Limited.

On September 20, 2008, Harbin Xinda signed an agreement (the “Agreement”) with Xinda High-Tech for Harbin Xinda to acquire all of the assets of Xinda High-Tech, including plant and buildings, land use rights, machinery and equipment for a total amount of RMB240,000,000 (approximately $35,136,006 at date of signing). Harbin Xinda was required to make two installment payments of the full purchase price of RMB50,000,000 by the end of December 31, 2008 and the remaining balance of RMB190,000,000 by the end of September 30, 2009 if all assets purchased are transferred to the Company.  On May 1, 2009, Harbin Xinda and Xinda High-Tech agreed to rescind the Agreement.

Prior to signing of the above-mentioned Agreement, the Company rented the buildings and equipment of Xinda High-Tech for the purpose of its production expansion. The lease term was from May 1, 2008 to April 30, 2011. The lease payment was for a total of RMB2,000,000 per year. The lease contract was cancelled when Harbin Xinda and Xinda High-Tech rescinded the Agreement on May 1, 2009 and at the same time, Harbin Xinda and Xinda High-Tech re-signed a new lease agreement for the office and factory space at No. 9 Dalian North Road, Haping Road Centralized District, Harbin Development Zone, Harbin, Heilongjiang, China. The leased space is for 23,893.53 square meters and the term of the lease is from May 1, 2009 to April 30, 2012. The lease payment remains at RMB2,000,000 per year. In the years ended December 31, 2010 and 2009, the Company recorded $295,501 and $292,954, respectively, for the rent expenses.

On May 18, 2010, Engineering Center signed an agreement with Xinda High-Tech to rent the office building of Xinda High-Tech located at No. 9 Dalian North Road, Haping Road Centralized District, Harbin Development Zone, Harbin, Heilongjiang, China. The lease term is from June 1, 2010 to May 31, 2013, with lease space of 2,801.19 square meters.  The lease payment is RMB200,000 per year.  In the year ended December 31, 2010, the Company recorded $17,237 for the rent expenses.

Ms Piao, Qiuyao, the majority owner of XD Engineering Plastic, advanced to HK Engineering Plastics $1,769,145 which was to assist the Company to meet Harbin Xinda's registered capital requirement and was recorded as due to related party as of December 31, 2010

It is our policy that we will not enter into any related party transactions unless the Audit Committee or another independent body of the Board of Directors first reviews and approves the transactions.

Director Independence

A majority of the directors serving on our Board of Directors must be independent directors under Rule 5605(b)(1) of the Marketplace Rules of The NASDAQ Stock Market (“NASDAQ”). The Board of Directors has a responsibility to make an affirmative determination whether a directors has a material relationships with the listed company through the application of Rule 5605(a)(2) of the Marketplace Rules of NASDAQ, which provides the definition of an independent director.

The Board of Directors has determined that each of the directors, except Jie Han, Taylor Zhang and Qingwei Ma, has no relationship that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is an “independent director” as defined in the Marketplace Rules of NASDAQ. In determining the independence of our directors, the Board of Directors has adopted independence standards that follow the criteria specified by applicable laws and regulations of the SEC and the Marketplace Rules of NASDAQ. In determining the independence of our directors, the Board of Directors considered all transactions in which the Company and any director had any interest, including those discussed under “Certain Relationships and Related Transactions” above.

Based on the application of the independence standards and the examination of all of the relevant facts and circumstances, the Board of Directors determined that none of the following directors had any material relationship with the Company and, thus, are independent under Rule 5605(a)(2) of the Marketplace Rules of NASDAQ: Yong Jin, Lawrence W. Leighton, Robert Brisotti and Linyuan Zhai. In accordance with the Marketplace Rules of NASDAQ, a majority of our Board of Directors is independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Moore Stephens Hong Kong, a member of Moore Stephens International Limited (“MSHK”) has served as our independent auditors since November 2, 2009, and the Audit Committee has appointed MSHK as our independent auditors for the 2010 fiscal year. Our former auditors, the firm of Bagell Josephs Levine & Company, LLC served as our independent auditors from December 31, 2008 to November 2, 2009.

Services and Fees of Independent Auditor

For the fiscal years ended December 31, 2010 and December 31, 2009, MSHK has billed us the following fees for services rendered in connection with the audit and other services in respect to these years:

	2010	2009
Audit Fees	$140,000	$109,819
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	140,000	109,819
Tax Fees	-	-
All Other Fees	25,000	7,500
Total paid to independent public audit firms	$165,000	$117,319

Audit Fees

During the fiscal year ended December 31, 2010, the aggregate fees billed were $140,000 for professional services rendered by our principal auditor for the audit of our annual financial statements included in our report on Form 10-K and the reviews of the financial statements included in our reports on Form 10-Q filed with the SEC. During the fiscal year ended December 31, 2009, the aggregate fees billed by our principal auditor were $109,819 for professional services rendered by our principal auditor for the audit of our annual financial statements included in our report on Form 10-K and the reviews of the financial statements included in our reports on Form 10-Q filed with the SEC.

Audit Related Fees

Excluding those fees disclosed in the Audit Fees section above, there were no audit related fees for the fiscal years ended December 31, 2010 and 2009.

Tax Fees

During the fiscal years ended December 31, 2010 and 2009, there were no tax fees billed by our principal auditors for professional services rendered for tax compliance work and other tax related services.

All Other Fees

During the fiscal years ended December 31, 2010 and 2009, the aggregate fees billed by our principal auditors were $25,000 and $7,500, respectively, for professional services related to other miscellaneous securities filings.

Pre-Approval Policies and Procedures

The Audit Committee appoints the independent auditor each year and pre-approves the audit services.  All services described under the caption Services and Fees of Independent Auditor were pre-approved.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following are filed with this Annual Report:

(1)  The financial statements listed on the Financial Statements Table of Contents.

(2)  Not applicable.

(3)  The exhibits referred to below, which include the following management contracts or compensatory plans or arrangements:

•	2009 Stock Option / Stock Issuance Plan

•	Employment Agreement dated January 1, 2010 between Harbin Xinda Macromolecule Material Co., Ltd. and Jie Han

•	Employment Agreement dated January 1, 2010 between Favor Sea (US) Inc. and Taylor Zhang

•	Employment Agreement dated January 1, 2010 between Harbin Xinda Macromolecule Material Co., Ltd. and Qingwei Ma

•	Service Agreement effective as of October 4, 2010 between China XD Plastics Company Limited and Robert Brisotti

•	Service Agreement dated May 14, 2009 between China XD Plastics Company Limited and Cosimo J. Patti

•	Service Agreement dated May 14, 2009 between China XD Plastics Company Limited and Lawrence W. Leighton

•	Service Agreement dated May 14, 2009 between China XD Plastics Company Limited and Yong Jin

•	Service Agreement dated May 14, 2009 between China XD Plastics Company Limited and Linyuan Zhai

(b) The exhibits listed on the Exhibit Index are filed as part of this Annual Report.

(c) Not applicable.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Incorporated by Reference Herein from the Following Filing
3.1	Articles of Incorporation	Filed as an exhibit to the Company’s registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006.
3.2	Amendment to Articles of Incorporation	Filed as Appendix I of Company’s definitive information statement on Schedule 14C, as filed with the Securities and Exchange Commission on March 12, 2009.
3.3	Bylaws	Filed as an exhibit to the Company’s registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006.
3.4	Certificate of Designation of Series A Convertible Preferred Stock	Filed as an exhibit to the Company’s definitive proxy statement on Schedule 14C, as filed with the Securities and Exchange Commission on March 12, 2009.
3.5	Certificate of Designation of Series B Preferred Stock	Filed as an exhibit to the Company’s definitive proxy statement on Schedule 14C, as filed with the Securities and Exchange Commission on March 12, 2009.
3.6	Form of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
4.1	Specimen Stock Certificate	Filed as an exhibit to the Company’s registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006.
4.2	Form of Series A Warrant to Purchase Common Stock	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
4.3	Form of Series B Warrant to Purchase Common Stock	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
4.4	Form of indenture with respect to senior debt securities, to be entered into between registrant and a trustee acceptable to the registrant, if any	Filed as an exhibit to the Company’s registration statement on Form S-3, as amended, as filed with the Securities and Exchange Commission on June 10, 2010.
4.5	Form of indenture with respect to subordinated debt securities, to be entered into between registrant and a trustee acceptable to the registrant, if any	Filed as an exhibit to the Company’s registration statement on Form S-3, as amended, as filed with the Securities and Exchange Commission on June 10, 2010.
4.6	Form of Common Stock Purchase Warrant	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.1	Agreement and Plan of Merger dated December 24, 2008 among the Company and the shareholders of Favor Sea Limited	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 31, 2008.
10.2	Designation Certificate of Series A Preferred Stock	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 31, 2008.
10.3	Designation Certificate of Series B Preferred Stock	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 31, 2008.

Exhibit No.	Description of Exhibit	Incorporated by Reference Herein from the Following Filing
10.4	Asset Purchase Agreement dated September 20, 2008 between Harbin Xinda Macromolecule Material Co., Ltd. and Harbin Xinda High-Tech Co., Ltd.	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 31, 2008.
10.5	First Amendment to the Asset Purchase Agreement dated September 20, 2008	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on February 27, 2009.
10.6	Termination Agreement by and between Harbin Xinda Macromolecule Material Co., Ltd. and Xinda High-Tech Co., Ltd. dated as of May 1, 2009	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on May 1, 2009.
10.7	Lease Agreement dated May 1, 2009	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on May 1, 2009, and incorporated herein by this reference.
10.8	Securities Purchase Agreement, dated as of November 27, 2009, by and among China XD Plastics Company Limited and the investors listed on the Schedule of Buyers attached thereto	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
10.9	Registration Rights Agreement, dated as of November 27, 2009, by and among China XD Plastics Company Limited and the investors listed on the Schedule of Buyers attached thereto	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
10.10	Form of Lock-Up Agreement	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
10.11	2009 Stock Option/Stock Issuance Plan	Filed as an appendix to the Company’s definitive proxy statement on Schedule 14A, as filed with the Securities and Exchange Commission on November 11, 2009.
10.12	District Entry Agreement and Memorandum dated April 14, 2010 by and between Harbin Xinda Macromolecule Material Co., Ltd. and Harbin Economic and Technological Development Zone Administration	Filed as an exhibit to the Company’s quarterly report on Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2010.
10.13	Letter Agreement, dated October 4, 2010, between China XD Plastics Company Limited and Rodman & Renshaw, LLC	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.14	Securities Purchase Agreement dated October 4, 2010, among China XD Plastics Company Limited and certain institutional investors	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.15	Amendment Agreement, dated as of September 30, 2010, to the Securities Purchase Agreement dated November 27, 2009 among China XD Plastics Company Limited and the purchasers named therein	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.

Exhibit No.	Description of Exhibit	Incorporated by Reference Herein from the Following Filing
10.16	Service Agreement effective as of October 4, 2010 between China XD Plastics Company Limited and Robert Brisotti	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 7, 2010.
10.17	Service Agreement dated May 14, 2009 between China XD Plastics Company Limited and Cosimo J. Patti	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 7, 2010.
10.18	Separation and Release Agreement dated September 30, 2010 between China XD Plastics Company Limited and Cosimo J. Patti	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 7, 2010.
10.19	Employment Memorandum dated January 1, 2010 between Harbin Xinda Macromolecule Material Co., Ltd. and Jie Han	Filed herewith.
10.20	Employment Memorandum dated January 1, 2010 between Favor Sea (US) Inc. and Taylor Zhang	Filed herewith.
10.21	Employment Memorandum dated January 1, 2010 between Harbin Xinda Macromolecule Material Co., Ltd. and Qingwei Ma	Filed herewith.
10.22	Service Agreement dated May 14, 2009 between China XD Plastics Company Limited and Lawrence W. Leighton	Filed herewith.
10.23	Service Agreement dated May 14, 2009 between China XD Plastics Company Limited and Yong Jin	Filed herewith.
10.24	Service Agreement dated May 14, 2009 between China XD Plastics Company Limited and Linyuan Zhai	Filed herewith.
14.1	Code of Business Conduct	Filed herewith.
16.1	Letter, dated December 31, 2008, from Robison, Hill & Co. to the Securities and Exchange Commission	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 31, 2008, and incorporated herein by this reference.
16.2	Letter, dated November 4, 2009 from Bagell Josephs Levine & Company, LLC, to the Securities and Exchange Commission	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 6, 2009.
21.1	Subsidiaries of Registrant	Filed herewith.

Exhibit No.	Description of Exhibit	Incorporated by Reference Herein from the Following Filing
23.1	Consent of Moore Stephens Hong Kong, an independent registered public acounting firm.	Filed herewith
31.1	Certification of Principal Executive Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2011

CHINA XD PLASTICS COMPANY LIMITED

/s/ Jie Han
Jie Han
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Jie Han	Chairman and Chief Executive Officer	March 31, 2011
Jie Han	(Principal Executive Officer)

/s/ Taylor Zhang	Chief Financial Officer	March 31, 2011
Taylor Zhang	(Principal Financial and Accounting Officer)

/s/ Qingwei Ma	Director	March 31, 2011
Qingwei Ma

/s/ Lawrence Leighton	Director	March 31, 2011
Lawrence Leighton

/s/ Robert Brisotti	Director	March 31, 2011
Robert Brisotti

/s/ Yong Jin	Director	March 31, 2011
Yong Jin

/s/ Linyuan Zhai	Director	March 31, 2011
Linyuan Zhai

Notes to Consolidated Financial Statements	F-7 to F-44

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
China XD Plastics Company Limited

We have audited the accompanying consolidated balance sheets of China XD Plastics Company Limited and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens
Certified Public Accountants
Hong Kong
March 31, 2011

CHINA XD PLASTICS COMPANY LIMITED
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	Note	2010	2009
ASSETS

Current assets:
Cash and cash equivalents		$22,720,766	$6,850,784
Notes receivable		402,405	407,487
Accounts receivable - net of allowance for doubtful receivables of
$33,136 and $166,095, respectively	3	28,615,995	8,558,172
Prepaid expenses and other receivables		431,074	253,172
Inventories	4	25,257,083	18,371,485
Due from related parties	8	75,732	-
Advances to employees	5	559,546	512,745
Advances to suppliers	2	31,937,098	20,245,861
Taxes receivable		116,882	406,755

Total current assets		110,116,581	55,606,461

Property, plant and equipment, net	6	49,038,103	31,083,389

Other assets:
Intangible assets, net	7	244,417	241,945

Total assets		$159,399,101	$86,931,795

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short term loans	9	$21,204,700	$21,678,565
Accounts payable		736,667	1,258,459
Other payables		2,314,966	714,504
Accrued expenses		522,304	648,358
Taxes payable		72,289	4,134
Due to an employee		360,000	-
Due to related parties	8	1,769,145	148,397
Deferred revenue		77,397	300,296
Dividends payable		792,120	77,396

Total current liabilities		27,849,588	24,830,109
Other liabilities
Deferred tax liabilities - Non-current	10	21,525,274	-
Common stock warrant purchase liabilities	11,12	5,719,130	7,892,513
Embedded conversion feature liabilities	11	905	18,798,059

Total other liabilities		27,245,309	26,690,572

Total liabilities		55,094,897	51,520,681

Series C convertible redeemable preferred stock: 2 and 15,188 shares issued and outstanding
as of December 31, 2010 and 2009, respectively	11	1,829	13,891,477

Commitments and contingencies	18

Stockholders' equity

Series B Preferred Stock, $0.0001 par value, 50,000,000 shares authorized,
1,000,000 shares issued and outstanding as of December 31, 2010 and 2009	14	100	100
Common Stock, $0.0001 par value, 500,000,000 shares authorized, 47,628,367 and 40,867,050
shares issued and outstanding as of December 31, 2010 and 2009, respectively	14	4,762	4,087
Additional paid-in-capital		69,040,386	15,360,949
Retained earnings		24,866,352	2,160,621
Statutory surplus reserve fund	17	6,919,145	2,471,007
Accumulated other comprehensive income		3,471,630	1,522,873

Total stockholders' equity		104,302,375	21,519,637

Total liabilities and stockholders' equity		$159,399,101	$86,931,795

The accompanying notes are an integral part of these consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Note	2010	2009

Sales		$249,822,934	$135,745,329

Cost of sales		(188,294,026)	(105,160,568)

Gross profit		61,528,908	30,584,761

Operating expenses
Research and development expenses	2	7,382,507	1,329,656
Selling expenses		470,727	400,731
General and administrative expenses		19,960,153	11,220,406
Total operating expenses		27,813,387	12,950,793

Operating income		33,715,521	17,633,968

Other income (expenses)
Interest income (expenses)		(1,290,440)	(1,418,395)
Other income	10	87,244,057	107,999
Other expense	10	(84,515,972)	(11,085)
Changes in fair value of warrants and embedded derivatives	11,12	14,990,776	(12,221,972)
Total other income (expense)		16,428,421	(13,543,453)

Income before income taxes		50,143,942	4,090,515

Provision for income taxes	10	(21,307,153)	(67,249)

Net income		$28,836,789	$4,023,266

Other comprehensive income (loss)
Foreign currency translation adjustment		1,948,757	(4,301)

Comprehensive income		$30,785,546	$4,018,965

Net income	16	$28,836,789	$4,023,266

Dividend to Series C preferred stockholders	16	$(2,646,061)	$(77,396)
Deemed dividends (Beneficial conversion feature of series C preferred stock)	16	-	(13,891,477)

Net income (loss) attributable to common stockholders	16	26,190,728	(9,945,607)

Basic and diluted earnings (loss) per common share
Basic	16	$0.59	$(0.36)
Diluted	16	$0.59	$(0.36)

Weighted average common share outstanding
Basic	16	44,252,571	27,789,044
Diluted	16	44,733,516	27,789,044

The accompanying notes are an integral part of these consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Commen Stock, Par value $ 0.0001		Preferred Stock A, Par value $ 0.0001		Preferred Stock B, Par value $ 0.0001		Additional Paid-in-	Statutory	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Reserves	Earnings	Income	Total

Balance at January 1, 2009	805,802	$81	1,000,000	$100	1,000,000	$100	$7,956,693	$-	$14,577,235	$1,527,174	$24,061,383

Stock issued from series A preferred stock conversion	38,194,072	3,819	(1,000,000)	(100)	-	-	(3,719)	-	-	-	-

Incentive options granted to a director (Note 13)	-	-	-	-	-	-	3,065,388	-	-	-	3,065,388

Stock compensation in connection with shares and options issued	1,810,024	181	-	-	-	-	4,296,333	-	-	-	4,296,514

Warrant issued for services	57,152	6	-	-	-	-	46,254	-	-	-	46,260

Net income for the year	-	-	-	-	-	-	-	-	4,023,266	-	4,023,266

Dividend for Series C preferred stockholders	-	-	-	-	-	-	-	-	(77,396)	-	(77,396)

Deemed Series C preferred stock dividends	-	-	-	-	-	-	-	-	(13,891,477)	-	(13,891,477)

Appropriation of statutory reserve fund	-	-	-	-	-	-	-	2,471,007	(2,471,007)	-	-

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(4,301)	(4,301)

Balance at January 1, 2010	40,867,050	$4,087	-	$-	1,000,000	$100	$15,360,949	$2,471,007	$2,160,621	$1,522,873	$21,519,637

Series C Convertible Preferred Stock converted into common stock	3,301,300	330	-	-	-	-	24,040,121	-	-	-	24,040,451

Stock compensation in connection with shares and options issued	99,856	10	-	-	-	-	1,498,357	-	-	-	1,498,367
											-
Stock issurance from direct offering	3,333,334	333	-	-	-	-	14,650,129	-	-	-	14,650,462
											-
Dividend payable settled by common stock	26,827	2	-	-	-	-	134,998	-	-	-	135,000

Net income for the year	-	-	-	-	-	-	-	-	28,836,789	-	28,836,789

Dividend for the year	-	-	-	-	-	-	-	-	(2,646,061)	-	(2,646,061)

Appropriation of statutory reserve fund	-	-	-	-	-	-	-	6,872,940	(6,872,940)	-	-

Incentive options granted to a director (Note 13)	-	-	-	-	-	-	13,355,832	-	-	-	13,355,832

Liquidation of a subsidiary	-	-	-	-	-	-	-	(2,424,802)	3,387,943	(963,141)	-

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	2,911,898	$2,911,898

Balance at December 31, 2010	47,628,367	$4,762	-	$-	1,000,000	$100	$69,040,386	$6,919,145	$24,866,352	$3,471,630	$104,302,375

The accompanying notes are an integral part of these consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Cash flows from operating activities
Net income	$28,836,789	$4,023,266
Adjustments to reconcile net income to net cash provided by
(used in)operating activities:
Depreciation and amortization	3,327,755	2,009,533
Stock-based compensation expense	14,854,199	7,985,285
Change in fair value of warrants and derivative liabilities	(14,990,776)	12,221,972
Governement grant	(83,990,741)	-
Loss on liquidation	83,990,741	-
Allowance for doubtful receivables	-	66,426
Loss on disposals of property, plant and equipment	522,073	9,413
Deferred tax liabilities-non current	20,997,685	-
Changes in assets and liabilities:
(Increase) decrease in -
Restricted cash	-	3,659,730
Notes receivables	18,487	(104,188)
Accounts receivable and other receivables	(19,732,007)	2,601,377
Prepaid expenses	2,691	(231,652)
Inventories	(6,106,915)	(5,937,387)
Advances to employees	(25,576)	(420,249)
Advances to suppliers	(10,732,560)	(7,119,221)
Taxes receivable	296,275	(406,512)
Deferred charge	-	377,595
Increase (decrease) in -
Accounts payable and other payables	646,236	1,752,596
Due to an employee	359,772	-
Accrued expenses	(136,968)	(171,552)
Tax payable	66,610	(13,621)
Deferred revenue	(227,406)	(3,165,309)

Net cash provided by operating activities	17,976,364	17,137,502

Cash flows from investing activities
Purchase of property, plant and equipment	(20,051,120)	(13,798,468)
Proceeds from sales of property, plant and equipment	330,760	16,000

Net cash used in investing activities	(19,720,360)	(13,782,468)

Cash flows from financing activities
Dividends paid on Series C preferred stock	(1,796,337)	-
Proceeds from short term bank loan	20,685,078	1,171,113
Repayment of short term loans	(21,867,082)	-
Repayment of bank acceptance notes payable	-	(8,051,406)
Proceeds from issuance of Series C preferred stock	-	13,891,477
Proceeds from issuance of common stock	18,821,504	-
Repayment of related parties loan	(221,626)	(7,596,292)
Proceeds from related parties loan	1,769,155	206,628

Net cash provided by (used in) financing activities	17,390,692	(378,480)

Effect of exchange rate changes on cash and cash equivalents	223,286	5,195

Net increase in cash and cash equivalents	15,869,982	2,981,749

Cash and cash equivalents, beginning of year	6,850,784	3,869,035

Cash and cash equivalents, end of year	$22,720,766	$6,850,784
	^	^
Supplemental disclosures of cash flow information:

Interest paid	$1,241,615	$1,402,661
Income taxes paid	$288,061	$61,943

Non-cash investing and financing activities:
Embedded conversion feature reclassified to equity upon conversion	$10,150,473	$-
Preferred stock converted to common stock	$13,889,648	$-
Warrants issued for consulting service	$-	$46,260
Incentive options granted to a director	$13,355,832	$3,065,388
Common stock and options issued for services	$1,498,367	$4,296,514
Common stock issued as dividend	$135,000	$-
Placement agent warrant	$-	$577,123

The accompanying notes are an integral part of these consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

On December 24, 2008, NB Telecom acquired all of the outstanding capital stock of Favor Sea Limited (“Favor Sea (BVI)”), a British Virgin Islands corporation, whose assets, held through its subsidiaries, are 100% of the registered capital of Harbin Xinda Macromolecule Material Co., Ltd. (“Harbin Xinda”), a limited liability company established under the laws of the People’s Republic of China (“China” or “PRC”), and Harbin Xinda’s wholly-owned subsidiary, Harbin Xinda Macromolecule Material Research Institute (the “Research Institute”). Harbin Xinda is engaged in the development, manufacture and marketing of modified plastics, primarily for use in the automotive industry. Harbin Xinda’s offices and manufacturing facilities are located in China.

•	In connection with the acquisition, the following transactions took place:

China XD Plastics issued 10 shares of the common stock which constituted no more than 10% ownership interest in China XD Plastics and 1,000,000 shares of convertible Series A preferred stock of China XD Plastics to the shareholders of Favor Sea (BVI), and also 1,000,000 shares of Series B preferred stock to XD Engineering Plastics Company Limited (“XD Engineering”), a British Virgin Islands corporation, the principal shareholder of Favor Sea (BVI), in exchange for all of the outstanding stock of Favor Sea (BVI) (the “Share Exchange” or “Merger”). The 10 shares of the common stock were converted into approximately 50,367,778 shares of the common stock of NB Telecom prior to and approximately 405,802 shares post a reverse stock split of 124.1 for 1 pursuant to Nevada Revised Statutes Section 78.207 for both the total number of authorized shares of common stock and the total number of issued and outstanding shares of common stock (“Reverse Split”).  The 1,000,000 shares of Series A preferred stock of NB Telecom is convertible at a rate of approximately 1:38.2 into 38,194,072 shares of the common stock of the Company.  Upon a full conversion of the Series A preferred stock,  the shareholders of Favor Sea (BVI) would own approximately 99% of the common stock of China XD Plastics..

•
The record date for the Reverse Split was set for December 31, 2008. The record holders of NB Telecom’s common stock on the record date of December 31, 2008 were subject to a 124.1:1 reverse split with fractional shares to be rounded up to a one hundred round lot.  The round-up shares were deducted from certain designated shareholders by NB Telecom.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

•
In connection with the acquisition of Favor Sea (BVI), former officers and directors of NB Telecom resigned and executive officers of Favor Sea (BVI) were appointed as China XD Plastic’s new officers and directors.

•	As part of the Merger, the name of the company was changed from NB Telecom to China XD Plastics.

As a result of these transactions, the shareholders of Favor Sea (BVI) own a majority of the equity in China XD Plastics.

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

Favor Sea (US) Inc. (“Favor Sea (US)”), wholly owned by Favor Sea (BVI), was incorporated in the state of New York in the U.S. on December 15, 2008.

China XD Plastics, through its indirectly owned subsidiary, Harbin Xinda, is primarily engaged in the business of research and development, manufacture, and distribution of modified and engineering plastics used in automotive parts through its manufacturing facility and its wholly owned research laboratory, the Research Institute, a separate entity established in the PRC on November 9, 2007.

In June 2010, China XD Plastics, through its indirectly owned subsidiary, Harbin Xinda, invested RMB 20 million (approximately $3 million) to establish a new subsidiary under the laws of the PRC, Harbin Xinda Macromolecule Material Engineering Center Co., Ltd. (the “Engineering Center”).  Engineering Center performs research and development functions to support the Company’s manufacturing facilities with 35,000 metric tons newly installed production capacity in December 2010, located at Qinling Road, Harbin, China.

In October 2010, China XD Plastics, through its indirectly owned subsidiary, Engineering Center, invested RMB 2 million (approximately $0.3 million) to establish a new subsidiary under the laws of the PRC, Heilongjiang Xinda Software Development Co., Ltd. (the “Software Development.”).  Software Development is engaged in technology consulting and software development in order to better serve the needs of the Company’s existing and potential future customers.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

In December 2010, China XD Plastics, through its indirectly owned subsidiary, Harbin Xinda, invested RMB 3 million (approximately $0.5 million) to establish a new subsidiary under the laws of the PRC, Harbin Xinda Macromolecule Material Research Center Co., Ltd. (the “Material Research Center”).  Material Research Center performs research and development functions to support the Company’s manufacturing facilities with 100,000 metric production capacity located at Dalian North Road, Harbin, China and works to meet the standards of a National Enterprise Technology Center.

In December 2010, our management determined that the Research Institute could not meet the Company’s development needs, such as meeting the standards to be a National Enterprise Technology Center. China XD Plastics, through its indirectly owned subsidiary, Harbin Xinda, deregistered the Research Institute under the laws of the PRC. On December 8, 2010, Harbin Daoli District Science and Technology Bureau (“STB”) approved the deregistration application of the Research Institute and its liquidation process in accordance with relevant registration regulations set by the Bureau of Civil Affairs (Note 10).

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2010 and 2009 include the accounts of China XD Plastics, Favor Sea (BVI), Favor Sea (US), HK Engineering Plastics, Harbin Xinda and Research Institute. The consolidated financial statements for the year ended December 31, 2010 also include the accounts of Engineering Center, Software Development, and Material Research Center. They are collectively referred to as the “Company”. The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  All significant inter-company balances and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of December 31, 2010 and 2009, the Company did not have any cash equivalents.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Accounts receivable consist primarily of receivables resulting from sales of products, and are recorded at the invoiced amount and do not bear interest.

Allowance for Doubtful Receivables

The Company recognizes an allowance for doubtful receivables for estimated losses resulting from the inability of its customers to make required payments.  Allowance for doubtful receivables is determined based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical collection experience.  An additional allowance for individual accounts is recorded when the Company becomes aware of a customer’s or other debtor’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s or other debtor’s operating results or financial position. If circumstances related to customers or debtors change, estimates of the recoverability of receivables would be further adjusted. (See Note 3).

Inventories

Inventories are stated at the lower of cost or market with cost determined using the weighted average method. Inventories comprise raw materials, packing materials, work-in-progress, and finished goods. Management periodically compares the cost of inventories with the market value and an allowance is made to write down the inventories to their respective market values, if lower than cost. No allowance for inventories was considered necessary for the years ended December 31, 2010 and 2009.

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

Assets under construction are not depreciated until construction is completed and the assets are ready for their intended use.

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statement of income and other comprehensive income.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advances to Suppliers

Advances to suppliers represent payments made and recorded in advance for goods and services supplied. The Company makes advance payments to raw materials suppliers. In order to maintain a long-term relationships with the suppliers, the Company frequently makes advance payments from one and a half months to three months ahead. The advances to suppliers were $31,937,098 and $20,245,861 as of December 31, 2010 and December 31, 2009, respectively.

Impairment of Long-lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets.   If the carrying amounts of assets exceed their estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amounts of the assets exceed the fair value of the assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss was recorded for the years ended December 31, 2010 and 2009, respectively.

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

The fair value of stock options and warrants is estimated using the Black-Scholes option-pricing model. For grants with the expected terms beyond the Company’s trading history, the Company’s expected volatility assumption is based on similar public entities for which share and option price information is available, and the historical volatilities of those public entities’ share prices are considered in calculating the expected volatility appropriate to the Company. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company measures compensation expense for its non-employee stock-based compensation under FASB ASC 718.  The fair value of the stock issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense.

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

The Company recognizes that virtually all tax positions are not free of some degree of uncertainty due to tax law and policy changes by the government. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance or regulations issued by current government.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of January 1, 2009, December 31, 2009 and December 31, 2010 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2010, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

The new Enterprise Income Tax Law (“EIT”) and its implementation rules in the PRC impose a withholding income tax at 10%, unless reduced by a tax treaty/arrangement, for dividends distributed by a PRC-resident enterprise to its immediate holding company outside the PRC for earnings accumulated beginning on January 1, 2008. Undistributed earnings generated prior to January 1, 2008 are exempt from such withholding income tax.  Under the terms of a tax treaty between Hong Kong and the PRC that became effective in December 2006, distributions from Harbin Xinda to HK Engineering Plastics will be subject to a withholding tax at a rate of 5%.  Further, the Company’s distribution from its PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable qualified foreign tax credits. The Company has not recognized any deferred income tax liability for the undistributed earnings generated by the PRC subsidiaries as the Company plans to indefinitely reinvest these earnings in the PRC.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with FASB ASC 605 “Revenue Recognition”.  In accordance with FASB ASC 605, revenues are recognized when the four following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the delivery is completed, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured.

Revenue from sales of products is recognized when the products are considered delivered when they reach the customers’ location and are accepted by customers, which is the point when the customers take ownership and assume risk of loss, and when collectability is reasonably assured. The Company does not provide its customers with the right of return. However, the Company allows for an exchange of products or return if the products are defective.  For the years presented, defective product returns were immaterial. All sales are based on firm customer orders with fixed terms and conditions, which generally cannot be modified.

Revenue is recognized net of value added tax (“VAT”).  Enterprises or individuals who sell commodities, engage in repairs and maintenance or import or export goods in the PRC are subject to VAT in accordance with the PRC laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products.

Revenue from the technology services that are generally sold based upon purchase orders or contracts with the customers with fixed or determinable prices and does not include any right of return or other similar provisions or other significant post-delivery obligations. Revenue for services is recognized as the services are rendered and when collectibility is reasonably assured.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development Expenses

Research and development expenses are costs associated with developing the Company’s intellectual property. Research and development costs are expensed as incurred. The costs of equipment that are acquired or constructed for research and development activities and have alternative future uses are classified as plant and equipment and depreciated over their estimated useful lives. The research and development expenses for the years ended December 31, 2010 and 2009 were $7,382,507 and $1,329,656, respectively.

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, notes and other receivables, accounts payable, accrued expenses and other payables approximate fair value due to the short-term nature of these items.  The carrying amounts of short-term loans from bank approximate the fair value based on the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As of December 31, 2010, the Company determines the fair value of the derivative liabilities associated with the issuances of the Series C preferred stock and direct offering of common shares with the assistance an independent third party valuation firm.  We use an option-pricing model that incorporates the Company’s stock price and risk-free interest rate as well as assumptions regarding a number of highly complex and subjective variables, which includes but is not limited to the Company’s expected stock price volatility over the term of the derivative liabilities.  Accordingly, management revised its original estimates of the fair value of the derivative liabilities associated with the issuances of the Series C preferred stock and currently estimates their fair values with the assistance of an independent valuation firm.  As a result, both the current period and subsequent periods are affected by the change.  In accordance with FASB ASC 250-10-50-4, the change in the inputs has been accounted for as a change in accounting estimate. As a result of the change in the inputs, the change in fair value of warrants and derivatives was $6.82 million higher, net income was $6.82 million higher and net earnings per diluted share was $0.15 higher for the year ended December 31, 2010 than these would have been without the change  (See Notes 11 and 12).

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	As of December 31, 2009
Description	Total	Level 1	Level 2	Level 3
	US$	US$	US$	US$

Common stock warrant purchase liabilities	7,892,513	-	7,892,513	-

Embedded conversion feature liabilities	18,798,059	-	18,798,059	-

Total	26,690,572	-	26,690,572	-

	As of December 31, 2010
Description	Total	Level 1	Level 2	Level 3
	US$	US$	US$	US$

Common stock warrant purchase liabilities	5,719,130	-	5,719,130	-

Embedded conversion feature liabilities	905	-	905	-

Total	5,720,035	-	5,720,035	-

Earnings (Loss) per Share

The Company computes earnings (loss) per share (“EPS’) in accordance with FASB ASC 260 “Earnings Per Share”.  FASB ASC 260 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the year.

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, accounts and notes receivable. The Company does not require collateral or other security to support these receivables.  The Company conducts periodic reviews of its customers' financial condition and customer payment practices to minimize collection risk on accounts receivable.  As of December 31, 2010 and 2009, the Company had credit risk exposure of uninsured cash in banks of approximately $22,720,766 and $6,850,784, respectively.

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

Foreign Currency Translation

The functional currency of the Company is US dollars, Renminbi is the functional currency of its subsidiaries in China, and its reporting currency is U.S. dollars.  In accordance with FASB ASC 830 “Foreign Currency Matters”, the subsidiaries in China’s balance sheet accounts are translated into U.S. dollars at the year-end or period end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise.  Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the consolidated statement of income and comprehensive income as incurred. These amounts were immaterial for all year presented. For the years ended December 31, 2010 and 2009, the Company recorded a gain of $1,948,757 and a loss of $4,301 on foreign currency adjustments, respectively, due to appreciation of the RMB against the US Dollar.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Segment Reporting

The Company has only one operating segment. All customers are located in the PRC. The majority of assets are located in the PRC.  No segment reporting disclosure has been made.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-13, “Compensation—Stock Compensation (Topic 718)”, which provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. ASU No. 2010-02 is effective for fiscal years, and the interim and annual periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this guidance is not expected to have any impact on the Company's financial position, results of operations and cash flows.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805)”, which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU No. 2010-29 is effective for business combinations for which the acquisition date is ending after December 15, 2010. The Company believes that the adoption of ASU No. 2010-29 may impact the Company in connection with future business combinations, if it conducts any.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 3. ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables resulting from sales of products during the normal course of business. Accounts receivable as of December 31, 2010 and 2009 amounted to $28,615,995 and $8,558,172, respectively.

The Company collaborates directly with its end users on new product development, product certifications and post-sales support. Sales contracts are usually signed directly between the Company and its end users. However, due to the nature of this industry, the Company also regularly uses distributors to sell its products to various end users. This arrangement with distributors can greatly assist to ensure timely collections of Company accounts receivable and reduce the Company’s selling and administrative costs.  The Company believes that all of the accounts receivable outstanding from these distributors are collectible (See Note 15).

The changes in allowance for doubtful receivables are summarized as follows:

	As of
	December 31, 2010	December 31, 2009
	US$	US$

Beginning balance	166,095	99,669
Additions (Deduction)	(132,959)	66,426

Ending balance	33,136	166,095

The allowance for doubtful receivables was recorded in general and administrative expenses.

Note 4. INVENTORIES

Inventories consist of the following:

	As of
	December 31, 2010	December 31, 2009
	US$	US$

Raw materials	10,665,068	5,760,957
Work-in-progress	935,282	12,030,860
Finished goods	13,632,381	570,701
Packing supplies	24,352	8,967
Total	25,257,083	18,371,485

No allowance for inventories was made for the years ended December 31, 2010 and 2009.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 5. ADVANCES TO EMPLOYEES

Advances to employees represent cash advances to employees to purchase raw materials or equipment and other supplies for normal business purposes. The balance also includes the proceeds receivable from employees in regard to Company automobiles sold to them in 2009. Advances to employees as of December 31, 2010 and 2009 amounted to $559,546 and $512,745, respectively.

Note 6. PROPERTY, PLANT AND EQUIPMENT, NET

The details of property, plant and equipment are as follows:

	As of
	December 31, 2010	December 31, 2009
	US$	US$

Machinery and equipment	46,259,596	30,455,968
Automobiles	169,987	402,690
Plant and buildings	4,025,178	3,863,746
Sub-total	50,454,761	34,722,404

Less: accumulated depreciation	(6,088,372)	(3,667,959)

Construction in progress	4,671,714	28,944

Total	49,038,103	31,083,389

Depreciation expense for the years ended December 31, 2010 and 2009 was $3,322,134 and $2,003,964, respectively. Certain property, plant and equipment have been pledged for short term loans (See Note 9).

Note 7.   INTANGIBLE ASSET

Intangible asset consists of land use right only. All land in the PRC is government owned and cannot be sold to any individual or company. Instead, the government grants the user a land use right (“the Right”) to use the land.

The Company has the Right to use the land for 50 years and amortizes the Right on a straight-line basis over the remaining useful life of 48 years from 2007 to 2055. The Right was originally acquired in May 2005 for the amount of $226,281.

Net intangible asset as of December 31, 2010 and December 31, 2009 was as follows:

	As of
	December 31, 2010	December 31, 2009
	US$	US$

Land use right	276,590	267,486
Less: accumulated amortization	(32,173)	(25,541)
Total	244,417	241,945

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 7.   INTANGIBLE ASSET (continued)

Amortization expense for the years ended December 31, 2010 and 2009 amounted to $5,621 and $5,569, respectively.  Amortization expenses for the next five years are estimated to be approximately $5,700 each year. The land use right has been pledged for short term loans (See Note 9).

Note 8.  RELATED PARTY TRANSACTIONS

Amounts due to (+) and due from (-) affiliates are as follows:

	As of
	December 31, 2010	December 31, 2009
	US$	US$
Harbin Xinda High-Tech Co., Ltd. (“Xinda High-tech)	(75,732)	148,397
Ms. Qiuyao Piao (“Ms. Piao”)	1,769,145	-
Total	1,693,413	148,397

Prior to the reverse merger, Ms. Piao owned 100% of Favor Sea (BVI) indirectly via XD Engineering, the former sole shareholder of Favor Sea (BVI).  Xinda Hi-Tech is an affiliated company owned by the spouse of Mr. Han, who was the major shareholder of Harbin Xinda before the ownership was transferred to HK Engineering Plastics.

On September 20, 2008, Harbin Xinda (“Buyer”) signed an agreement (“Agreement”) with Xinda High-Tech (“Seller”) to acquire all of the assets of Xinda High-Tech, including plant and buildings, land use rights, machinery and equipment for a total amount of RMB240,000,000 (approximately $35,136,006 at date of signing). Harbin Xinda was required to make two installment payments of the full purchase price of RMB50,000,000 by the end of December 31, 2008 and the remaining balance of RMB190,000,000 by the end of September 30, 2009 if all assets purchased were transferred to the Company.  On May 1, 2009, Harbin Xinda and Xinda High-Tech agreed to rescind the Agreement.

Prior to signing of the above-mentioned Agreement, the Company rented the buildings and equipment of Xinda High-Tech for the purpose of its production expansion. The lease term was from May 1, 2008 to April 30, 2011. The lease payment was for a total of RMB2,000,000 per year. The lease contract was cancelled when Harbin Xinda and Xinda High-Tech rescinded the Agreement on May 1, 2009 and at the same time, Harbin Xinda and Xinda High-Tech re-signed a new lease agreement for the office and factory space at No. 9 Dalian North Road, Haping Road Centralized District, Harbin Development Zone, Harbin, Heilongjiang, China. The leased space is 23,893.53 square meters and the term of the lease is from May 1, 2009 to April 30, 2012. The lease payment remains at RMB2,000,000 per year. In the years ended December 31, 2010 and 2009, the Company recorded $295,501 and $292,954, respectively, for the rent expenses.  As of December 31, 2010, the Company also prepaid rent of $75,732 (RMB500,000) (2009: Nil) to Xinda High-Tech.

On May 18, 2010, Engineering Center signed an agreement (“Agreement”) with Xinda High-Tech to rent an office building from Xinda High-Tech located at No. 9 Dalian North Road, Haping Road Centralized District, Harbin Development Zone, Harbin, Heilongjiang, China. The lease term is from June 1, 2010 to May 31, 2013, with lease space of 2,801.19 square meters.  The lease payment is RMB200,000 per year.  In the year ended December 31, 2010, the Company recorded $17,237 for the rent expenses.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 8.  RELATED PARTY TRANSACTIONS (continued)

Ms Piao, Qiuyao, the majority owner of XD Engineering Plastic, advanced  to HK Engineering Plastics $1,769,145 which was to assist the Company to meet Harbin Xinda’s registered capital requirement and was recorded as due to related party as of December 31, 2010.

Note 9. SHORT TERM LOANS

The short-term loans include the following:

	As of
	December 31, 2010	December 31, 2009
	US$	US$
a) Loan payable to Bank of Communications one year term from December 8, 2009 to December 8, 2010 bears interest of 10% above the prime rate* set by Central Bank of China	-	4,394,304

b) Loan payable to Bank of Communications one year term from December 15, 2009 to December 13, 2010 bears interest of 10% above the prime rate* set by Central Bank of China	-	1,464,768

c) Loan payable to Bank of Communications one year term from December 13, 2010 to April 26, 2011 bears interest of 5% above the prime rate* set by Central Bank of China	1,514,622	-

d) Loan payable to Harbin Bank one year term from February 24, 2009 to February 23, 2010 bears a fixed interest rate of 7.124% per year	-	4,394,304

e) Loan payable to Harbin Bank one year term from April 3, 2009 to April 2, 2010 bears a fixed interest rate of 7.124% per year	-	10,692,805

f) Loan payable to Harbin Bank three months term from December 25, 2009 to March 24, 2010 bears a fixed interest rate of 6.504% per year	-	732,384

g) Loan payable to Bank of Communications one year term from April 28, 2010 to April 26, 2011 bears interest rate of 5% above the prime rate* set by Central Bank of China	4,543,864	-

h) Loan payable to Longjiang Bank one year term from February 22, 2010 to February 21, 2011 bears a fixed interest rate of 5.441% per year	4,543,864	-

i) Loan payable to Longjiang Bank one year term from February 22, 2010 to February 21, 2011 bears a fixed interest rate of 5.441% per year	4,543,864	-

j) Loan payable to Longjiang Bank one year term from May 25, 2010 to February 21, 2011 bears a fixed interest rate of 5.441% per year	3,029,243	-

k) Loan payable to Longjiang Bank one year term from April 29, 2010 to February 21, 2011 bears a fixed interest rate of 5.441% per year	3,029,243	-

Total	21,204,700	21,678,565

* The prime rate set by Central Bank of China as of December 31, 2010 was 5.81% (2009 : 5.31%).

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 9. SHORT TERM LOANS (Continued)

The one-year short term loan of $1,514,622 between Harbin Xinda and Bank of Communications for the period from December 13, 2010 to April 26, 2011 was secured by Harbin Xinda’s pledge of certain of its machineries.

The one-year short term loan of $4,543,864 between Harbin Xinda and Bank of Communications for the period from April 28, 2010 to April 26, 2011 is secured by Xinda High-Tech’s pledge of certain of its machineries.

The two one-year short term loans of $4,543,864 each between Harbin Xinda and Longjiang Bank for the period from February 22, 2010 to February 21, 2011 are secured by Harbin Xinda’s pledge of certain of its machinery.

The short term loan of $3,029,243 each between Harbin Xinda and Longjiang Bank for the period from May 25, 2010 to February 21, 2011 is secured by Harbin Xinda’s pledge of its land use right and buildings.

The other short term loan of $3,029,243 between Harbin Xinda and Longjiang Bank for the period from April 29, 2010 to February 21, 2011 is secured by Xinda High-Tech’s pledge of certain of its machineries.

Interest expense for the Company’s short term loans totaled $1,241,615 and $1,402,661 for the years ended December 31, 2010 and 2009, respectively.

 The Company provided certain assets as collateral for the short-term bank loans, which were as follows:

Net book value	December 31, 2010 US$	December 31, 2009 US$
Land use right	244,417	241,945
Machinery and equipment	21,137,333	16,450,374
Plant and buildings	2,084,342	2,073,514
	23,466,092	18,765,833

Note 10. INCOME TAXES

(a) Corporation Income Tax (“CIT”)

No provision for income tax for China XD Plastics and Favor Sea (US) has been made as they incurred losses for the years ended December 31, 2010 and 2009.

HK Engineering Plastics’ income is subject to taxation in Hong Kong at 16.5%.  No provision for Hong Kong income tax has been made as HK Engineering Plastics has had no assessable profit since its incorporation.

Favor Sea (BVI) is not subject to income tax in any tax jurisdiction.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 10. INCOME TAXES (Continued)

The subsidiaries operating in the PRC are subject to income taxes as described below:-
Under the EIT, effective January 1, 2008, a uniform tax rate of 25% is applicable to both domestic and Foreign Investment Enterprises.

As a recipient of the High-Technology Enterprise Certificate from the Chinese government, Harbin Xinda is entitled to a preferential income tax rate of 15% from January 1, 2008 to December 31, 2010.

Income for the Engineering Center is subject to a 25% statutory tax rate under the current tax laws in the PRC. However, Engineering Center enjoys tax benefits per tax regulations on technology transfer in line with Implementation Regulations on Enterprise Income Tax of People’s Republic of China.  Income over RMB5 Million is subject to a 12.5% tax rate, income below RMB5 Million is fully exempt.

Income for the Material Research Center and Software Development is subject to a 25% statutory tax rate under the current tax laws in the PRC.

Income for Research Institute was exempt from taxation.

The current and deferred components of the income tax expense appearing in the consolidated statements of income and comprehensive income are as follows:

	2010	2009
	US$	US$
Current tax	309,468	67,249
Deferred tax	20,997,685	-
Total	21,307,153	67,249

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended December 31, 2010 and 2009:

	2010	2009

PRC statutory rate	25.00%	25.00%
Effect of tax rates in different jurisdiction	8.79%	(18.56%)
Effect of non-deductible expenses	32.04%	118.41%
Changes in valuation allowance	0.9%	26.20%
Effect of tax exemption of PRC subsidiaries	(24.24%)	(149.41%)

Effective income tax rate	42.49%	1.64%

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 10. INCOME TAXES (Continued)

(b) Deferred Tax

As of December 31, 2010 and 2009, China XD Plastics and Favor Sea (US) had accumulated net operating loss carryforwards for United States federal income tax purposes of approximately $677,119 and $658,006, respectively, that are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations. In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at December 31, 2010.  The net operating loss carryforwards expire in years 2027 through 2030.

In December 2010, the Company's management determined that the Research Institute could not meet the Company's development needs, such as meeting the standards to be a National Enterprise Technology Center.  China XD Plastics, through its indirectly owned subsidiary, Harbin Xinda, deregistered the Research Institute under the laws of the PRC. On December 8, 2010, Harbin Daoli District Science and Technology Bureau (“STB”) approved the deregistration application of the Research Institute and its liquidation process in accordance with relevant registration regulations set by the Bureau of Civil Affairs. Due to the Research Institute’s special tax exemption status, only the STB has the discretion to determine the distribution of the remaining assets of the Research Institute upon liquidation. A loss of RMB568,466,136 ($83,990,741) was recognized in other expenses upon the return of all assets to the STB. Simultaneous with the completion of the Research Institute liquidation process, the STB approved the Research Institute’s transfer of its remaining assets of RMB568,466,136 ($83,990,741) at their carrying amount to the Material Research Center in accordance with the Liquidation Report issued by Heilongjiang Jinyuda Accountants Business Office Co., Ltd. (Ref Number: Longyuhuishenzi (2010) A629. The transfer of the assets to the Material Research Center after repossession of the assets by the STB was treated as a government grant and the amount of RMB568,466,136 ($83,990,741) was recorded as other income.

Pursuant to the Notice on Corporate Tax Treatment on Special Purpose Fiscal Fund” issued by Ministry of Finance and National Taxation Bureau on June 16, 2009 (Ref Caishui 2009 (87)), the government grant received by Material Research Center met the following three conditions and is non-taxable in the year of grant:

•	Enterprise can obtain government approval on special fiscal fund with certain defined purpose;
•	Government financial bureau or other government agents which provide such fund have specified administrative regulations or requirements; and
•
Enterprise accounts for such funds or relevant expenses separately. On the other hand, all expenses incurred and all depreciation or amortization associated with fixed assets purchased using the government  grant are not deductible for income tax purposes.

Moreover, if the government grant is not expensed or refunded to the government within five years (60 months), it is taxable in the sixth (6th) year from the year of grant. As a result, the government grant received by the Material Research Center is non-taxable income for the year ended December 31, 2010. It will be taxable effective from December 29, 2015 if it is not expensed or refunded to government within five (5) years.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 10. INCOME TAXES (Continued)

The Company analyzed the transaction in accordance with ASC740-10-25-26 and recognized a deferred tax liability in respect of the temporary difference arising from the non-taxable government grant recognized in the current year and the non-deductible amounts in future years.

(b) Deferred Tax

Accordingly, the Company recorded deferred tax expense of $20,997,685 (RMB142,116,534) for the year ended December 31, 2010 (2009 : $Nil).

As of December 31, 2010, deferred tax assets (+) /deferred tax liabilities (-) consist of:

December 31, 2010
US$
Deferred tax assets

Net operating loss carry forwards	677,119
Less: valuation allowance	(677,119)

Deferred tax liabilities	(21,525,274)

Net	(21,525,274)

Note 11. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK

On December 1, 2009 (the “Closing Date”), China XD Plastics entered into a securities purchase agreement (the “Purchase Agreement”), with several investors, including institutional, accredited and non-US person and entities (the “Investors”), pursuant to which China XD Plastics sold units, comprised of 6% Series C convertible redeemable preferred stock, par value $0.0001 per share (the “Series C preferred stock”), and two of warrants, for a purchase price of $4.60 per unit (the “December 2009 Financing”).  The Company sold 15,188 units in the aggregate, which included (i) 15,188 shares of Series C preferred stock, (ii) Series A warrants to purchase 1,320,696 shares of common stock at an exercise price of $5.50 per share with a five-year term, and (iii) Series B warrants to purchase 1,178,722 shares of common stock at an exercise price of $0.0001 with a five-year term.  Net proceeds were approximately $13,891,477, net of issuance costs of approximately $719,400 in cash and warrants to the placement agent valued at $577,123.  Rodman & Renshaw acted as placement agent and received (i) a placement fee in the amount equal to 5% of the gross proceeds and (ii) warrants to purchase up to 117,261 shares of common stock at an exercise price of $5.50, with a five-year term (“Placement Agent Warrants” and together with the Series A warrants and Series B warrants, the “Warrants” or “Investor Warrants”).

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 11. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

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

Conversion Rights

i) Voluntary Conversion

At any time on or after the date of the initial issuance of the Series C preferred stock, the holder of any such shares of Series C preferred stock may, at such holder’s option, convert any whole number of preferred shares, plus the amount of any accrued but unpaid dividends per preferred share then remaining, into fully paid and nonassessable shares of common stock at the initial conversion price of $4.60 per share. The initial conversion price may be adjusted for stock splits and combinations, dividend and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets as stimulated in the Certification of Designation.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 11. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

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

Registration Rights Agreement

In connection with the financing, the Company entered into a registration rights agreement (the “RRA”) with the investors in which the Company agreed to file a registration statement (the “Registration Statement”) with the SEC to register the shares of common stock underlying the Series C preferred stock and the Warrants, thirty (30) days after the closing of the financing.  The Company has agreed to use its best efforts to have the Registration Statement declared effective within 60 calendar days after filing, or 180 calendar days after filing in the event Cutback Shares (as defined in the RRA) are required and the additional Registration Statement is required to cover additional Registrable Securities.

The Company is required to keep the Registration Statement continuously effective under the Securities Act until such date as is the earlier of the date when all of the securities covered by that Registration Statement have been sold or the date on which such securities may be sold without any restriction pursuant to Rule 144 (the “Financing Effectiveness Period”).  The Company will pay liquidated damages of 2% of each holder’s initial investment in the Units sold in the Financing, payable in cash, if the Registration Statement is not filed or declared effective within the foregoing time periods or ceases to be effective prior to the expiration of the Financing Effectiveness Period.  In the event the Company fails to make payments of liquidated damages in a timely manner, such payments shall bear interest at the rate of one and one-half percent (1.5%) per month (prorated for partial months) until paid in full. However, no liquidated damages shall be paid with respect to any securities being registered that the Company is not permitted to include in the Financing Registration Statement due to the SEC’s application of Rule 415.

The Company evaluated the contingent obligation related to the RRA liquidated damages in accordance with FASB ASC 825-20 “Financial Instruments”, which requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, to be separately recognized and measured in accordance with FASB ASC 450 “Contingencies”.  The Company concluded that such obligation was not probable to incur based on the best information and facts available as of December 31, 2009.  Therefore, no contingent obligation related to the RRA liquidated damages was recognized as of December 31, 2010 and 2009.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 11. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

The Company’s registration statement filed with the SEC in connection with the issuance of Series C preferred stock was declared effective on February 19, 2010.

Accounting for the Series C preferred stock

The Series C preferred stock is mandatorily redeemable on December 1, 2012, at a conversion amount equal to the stated value plus the additional amount.  The additional amount is a formula based on the 6% dividend rate at the time that the preferred stock is outstanding. The Company used the guidance of FASB ASC 480-10-S99, “Distinguishing Liabilities from Equity” which states that equity instruments with redemption features that are not solely within the control of the issuer to be classified temporary equity.  The Company’s Series C preferred stock is contingently redeemable as it is convertible until the end of the third anniversary.

During the year ended December 31, 2010, 15,186 out of total 15,188 shares of Series C preferred stock were converted into 3,301,300 shares of common stock. The conversion of Series C preferred stock resulted in a credit of $13,889,318 to additional paid-in capital during the year ended December 31, 2010.

Dividend to Holders of Series C Preferred Stock

The Company has made cash dividend payment of $1,796,337 to the holders who converted their preferred shares.

During the year, several holders of Series C preferred stock elected to receive their dividend payments in the form of restricted common stock in connection with their conversion of all their series C preferred shares pursuant to the provisions in the Certification of Designation of Series C Preferred Stock. The total common shares issued were 26,827.

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 11. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

ii)  The contract that includes the host and the conversion feature is not re-measured at fair value. This condition is met because the contract (Series C preferred stock) is not to be re-measured at fair value.

iii)  A separate instrument with the same terms as the embedded conversion feature would be derivative as per paragraph 6 of FASB ASC 815. Our review of paragraph 6 revealed that the embedded conversion feature without a host would be considered a derivative because the embedded conversion feature (1) has underlying and notional amounts, (2) requires no initial net investments and (3) permits net settlement.

Based on the above considerations, the embedded conversion feature related to our Series C preferred stock is a derivative that must be bifurcated from the host instrument and accounted for at fair value with changes in fair value recorded in earnings.

The conversion of 15,186 Series C preferred stock resulted in a fair value gain of $8,644,782 recorded in earnings and a credit of $10,150,803 to additional paid-in capital during the year ended December 31, 2010.

The Company calculated the fair value of the embedded conversion feature at December 31, 2010 to be $905 using the Black-Scholes option pricing model using the following assumptions:

•	conversion price of $4.6
•	risk free rate of return of 0.61%
•	volatility of 78%
•	dividend yield of 6.0%
•	expected term of 1.9 years

The movements of embedded conversion feature are summarized as follows:-

US$
Issuance of preferred stock on December 1, 2009	16,812,682

Adjustment to fair value change	1,985,377

Balance as of December 31, 2009 and January 1, 2010	18,798,059

Conversion of preferred stock to common shares	(10,150,803)

Adjustment to fair value change upon conversion	(8,644,782)

Adjustment to fair value change	(1,569)

Balance as of December 31, 2010	905

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 11. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

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

The Company analyzed the Warrants in accordance with FASB ASC 815 to determine whether the Warrants meet the definition of a derivative and, if so, whether the Warrants meet the scope exception of FASB ASC 815, which is that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments for purposes of FASB ASC 815.

The Company also considered the provisions of FASB ASC 815-40 which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by FASB ASC 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

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

Series A warrants

On October 4, 2010, the Company issued 3,333,334 shares of common stock and warrants to purchase a total of 1,666,667 shares of common stock to investors pursuant to a registered direct offering (see Note 12).  In accordance with the above “down-round protection” provision, the Company had an independent valuation firm to appraise the fair value of the Series A Warrants that were outstanding on the basis of fair value to determine the appropriate adjustment to the exercise price. The exercise price of the Series A Warrants was adjusted to $4.90 in accordance with the provisions in the Purchase Agreement for financial reporting purpose.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 11. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

The Company estimated the fair value of the Series A warrants at December 31 2010 to be $3,915,133 compared to the fair value of $7,248,903 as of December 31, 2009, with the assistance of an independent valuation firm, using the Black-Scholes option-pricing model and the following assumptions:

•	exercise price of $4.9
•	risk free rate of return of 1.47%
•	volatility of 69.2%
•	dividend yield of 0%
•	expected term of 3.9 years

The volatility of 69.2% used to calculate the fair value of Series A warrants and placement agent warrants was determined based on similar public entities for which share price information is available for a longer period.

Series B warrants

The Series B warrants were not valued at the date of the agreement because the stock price on the two reset dates, which further depend on the effectiveness of registration statement, will not be known until the Price Reset Date. The Series B warrants expired on June 10, 2010 and no reset took effect.

Placement Agent Warrants

In accordance with Staff Accounting Bulletin Topic 5.A: “Miscellaneous Accounting-Expenses of Offering” (FASB ASC 340-10-S99-1), specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering.  In accordance with the SEC Accounting and Reporting Manual, “costs of issuing equity securities are charged directly to equity as deduction of the fair value assigned to shares issued.”  Accordingly, the Company concluded that the Placement Agent Warrants are directly attributable to the December 2009 Financing.  If the Company had not issued the Placement Agent Warrants, the Company would have had to pay the same amount of cash as the fair value.  Therefore, the Company deducted the total fair value of the Placement Agent Warrants as of the commitment date, which was approximately $577,123, against the gross proceeds.

Since the Placement Agent Warrants contain the same terms as the Investor Warrants, the Placement Agent Warrants are also entitled to the benefits of the “down-round protection” provisions, which means that the Placement Agent Warrants will also need to be accounted for as a derivative under FASB ASC 815 with changes in fair value recorded in earnings at each reporting period.  As of December 31, 2010, the total fair value of the Placement Agent Warrants was $329,637, compared to the fair value of $643,610 as of December 31, 2009.

The registered holders of the Investor and Placement Agent Warrants are entitled to exercise their warrants at any time or times on or after the date immediately after the six month anniversary until the sixty month anniversary after the issuance date.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 11. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

The Company estimated the fair value of the Placement Agent Warrants as of December 31, 2010 with the assistance of an independent valuation firm using the Black-Scholes option-pricing model and the following assumptions:

•	exercise price of $5.5
•	risk free rate of return of 1.47%
•	volatility of 69.2%
•	dividend yield of 0%
•	expected term of 3.9 years

The movement of common stock warrant purchase liabilities is summarized as follows:-

	Series A warrants	Placement Agent warrants	Total
	US$	US$	US$
Issuance of common stock warrants on December 1, 2009	6,500,059	577,123	7,077,182

Adjustment to fair value change	748,844	66,487	815,331

Balance as of December 31, 2009 and January 1, 2010	7,248,903	643,610	7,892,513

Adjustment to fair value change	(3,333,770)	(313,973)	(3,647,743)

Balance as of December 31, 2010	3,915,133	329,637	4,244,770

Allocation of proceeds on December 1, 2009

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 12.  COMMON STOCK DIRECT OFFERING

On October 4, 2010, the Company and certain institutional investors entered into a securities purchase agreement, pursuant to which the Company agreed to sell to such investors an aggregate of 3,333,334 shares of common stock together with warrants to purchase a total of 1,666,667 shares of common stock, for gross proceeds of approximately $20,000,000. Each purchaser of shares of common stock received a warrant to purchase a number of shares equal to 50% of the number of shares of common stock the purchaser purchases in the offering. The purchase price for each share of common stock and the related warrant was $6.00. Each warrant has an exercise price of $6.00. Each warrant is subject to anti-dilution provisions that require adjustment of the number of shares of common stock that may be acquired upon exercise of the warrant, or to the exercise price of such shares, or both, to reflect stock dividends and splits, subsequent rights offerings, pro-rata distributions, and certain fundamental transactions.

Rodman & Renshaw acted as placement agent and received (i) a placement fee in the amount equal to 5% of the gross proceeds from the sale of shares of common stock and related warrants in this offering, plus ii) warrants to purchase 166,667 shares of common stock.  The placement agent warrants are on substantially the same terms as the purchaser warrants except that the placement agent warrants have an exercise price equal to $7.50 per share, and an exercise period terminating on July 6, 2013.  The Company also reimbursed the Placement Agent for all out-of-pocket expenses incurred in connection with the offering, which was limited to the lesser of 0.8% of the gross proceeds raised by the Company or $25,000.

In connection with the offering, the Company and certain holders of the Company’s series C convertible preferred stock entered into an amendment agreement, dated as of September 30, 2010, to the securities purchase agreement dated November 27, 2009 among the Company and the purchasers of the Company’s series C convertible preferred stock, pursuant to which the parties agreed to amend such purchasers’ right to participate in future financings of the Company to exclude from this participation right the registered direct offering.

The closing date of the offering was on October 8, 2010. 3,333,334 shares of the Company’s common stock and related warrants were issued to several institutional investors at $6 each for gross proceeds of $20,000,000. Net proceeds after issuance cost were approximately $18,821,504.

The shares of Common Stock, warrants to purchase common stock, and shares of common stock issuable upon exercise of the warrants were issued pursuant to a prospectus supplement filed with the SEC in connection with a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-167423), which was declared effective by the SEC on July 6, 2010.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 12.  COMMON STOCK DIRECT OFFERING (Continued)

Accounting for Warrants Relevant to October 2010 Direct Offerings

The Company analyzed the warrants in accordance with FASB ASC 815, as described above.  As a result of its interpretation of FASB ASC 815-40, the Company concluded that the warrants issued in the October 2010 Direct Offerings should be treated as a derivative liability because the warrants are entitled to a net cash settlement provision if the Company fails to cause the transfer agent to timely transmit to the holder a certificate or certificates representing the shares of common stock upon exercise pursuant to the clause “Compensation for Buy-In on Failure to Timely Deliver Certificates Upon Exercise”. Pursuant to FASB ASC 815, derivatives are measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

The Company estimated the fair value of the warrants using the Black Scholes option-pricing model and available information that management deems most relevant.

Investor Warrants

The Company estimated the fair value of investor warrants at December 31, 2010 to be $1,127,768 compared to the fair value of $3,664,722 as of October 4, 2010, with the assistance of an independent valuation firm using the Black-Scholes option-pricing model and the following assumptions:

•	exercise price of $6
•	risk free rate of return of 0.29%
•	volatility of 47.18%
•	dividend yield of 0%
•	expected term of 0.8 year

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 12.  COMMON STOCK DIRECT OFFERING (Continued)

Placement Agent Warrants

The Company estimated the fair value of placement agent warrants at December 31 2010 to be $346,592 compared to the fair value of $506,320 as of October 4, 2010, with the assistance of an independent valuation firm using the Black-Scholes option-pricing model using the following assumptions:

•	exercise price of $7.5
•	risk free rate of return of 0.78%
•	volatility of 78%
•	dividend yield of 0%
•	expected term of 2.52 years

The volatility of 78% used to calculate the fair value of placement agent warrants was determined based on similar public entities for which share price information is available for a longer period.

Allocation of Proceeds

The following summarized the allocation of $18,821,504 net proceeds to the common stock and the Warrants:

i)	Investor Warrant: $3,664,722
ii)	Placement Agent Warrant: $506,320
iii)	Common Stock: $14,650,462

The movement of common stock warrant purchase liabilities is summarized as follows:

	Investor warrants	Placement Agent warrants	Total
	US$	US$	US$
Issuance of common stock warrants on October 4, 2010	3,664,722	506,320	4,171,042

Adjustment to fair value change	(2,536,954)	(159,728)	(2,696,,682)

Balance as of December 31, 2010	1,127,768	346,592	1,474,360

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 13. STOCK-BASED COMPENSATION

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

The fair value of the stock-based compensation expense amortized for the years ended December 31 2010 and 2009 was $ 14,854,199 and $ 7,985,285, respectively.

Incentive Option Granted to Mr. Han

Pursuant to an incentive option agreement dated May 16, 2008, Ms. Piao granted 40,000 Options to Mr. Han to purchase shares of XD Engineering Plastics Company Limited (“XD Engineering”) at a nominal price if certain performance targets are met.  Ms. Piao is the sole shareholder of XD Engineering, which is the Company’s controlling shareholder. Mr. Han may purchase 25% of the total outstanding equity in XD Engineering if the Company’s consolidated revenue during the first three quarters of 2008 exceeds $40,000,000. He may purchase 14% of the total outstanding equity in XD Engineering if the Company’s consolidated revenue during the first three quarters of 2009 exceeds $70,000,000. Finally, he may purchase 61% of the total outstanding equity in XD Engineering if the Company’s revenue during the first three quarters of 2010 exceeds $110,000,000.

In accordance with ASC Topic 718, the Options should have been accounted for in the Company’s consolidated financial statements as share-based payments awarded to an employee by a related party as compensation for services rendered.

For the years ended December 31, 2010 and 2009, the Company recorded one-time lump sum stock compensation expense of $13,355,832 and $3,065,388, respectively. All the revenue targets have been achieved from 2008 to 2010 and the corresponding compensation expenses have been fully recognized as of December 31, 2010.

On February 23, 2010,  Mr. Han exercised 250 shares, or  25% of the total outstanding equity in XD Engineering, at the determined exercise price.

Stock Options Issued to Employees and Directors

On August 7, 2010, the Company’s compensation committee granted 445,500 options to purchase shares of the Company’s common stock to two directors and certain executive officers and employees. One-third (1/3) of the options will vest yearly on a calendar basis over a three-year period commencing on the date of grant. The exercise price shall be the greater of (i) $8.01 or (ii) 85% of the fair market value as determined under the Company’s stock option plan on the date of the grant. One-third (1/3) of the options will expire on each August 7, 2011, August 7, 2012 and August 7, 2013, respectively.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 13. STOCK-BASED COMPENSATION (Continued)

The fair value of stock options granted was estimated at the date of grant with the assistance of an independent valuation firm using the Black-Scholes option-pricing model with the following assumptions: expected life of 1, 2 and 3 years for each one-third (1/3) of the options, expected volatility 64.4%, 83.9%, and 75.8%; risk free interest rate 0.29%, 0.51%, and 0.73%, respectively, and same exercise price of $8.01 and same dividend yields of 0.00%.

Following is a summary of the stock option activity:

	Number of Options Outstanding	Weighted Average Exercise Price US$	Weighted Average Fair Value US$	Aggregate Intrinsic Value US$
Balance as of December 31, 2009	-	-	-	--
Granted	445,500	8.01	2.24	1,149,390
Outstanding as of December 31, 2010	445,500	8.01	2.24	1,149,390
Exercisable as of December 31, 2010	-	-	-	-
Unvested as of December 31, 2010	445,500	8.01	2.24	1,149,390

During the year ended December 31, 2010, compensation expense of $132,898 (2009: $Nil) was recognized.

The aggregate intrinsic value in the table above represents the total intrinsic value (i.e., the difference between the Company’s closing stock price of $5.43 on December 31, 2010 and the exercise price, times the number of options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010.  None of the options vested during the year. The weighted average remaining contractual term of the outstanding options at December 31, 2010 was 2.

As of December 31, 2010, $864,001 of total unrecognized compensation cost related to stock options is expected to be recognized over 2.60 years.

On August 7, 2010, the Company’s compensation committee granted 99,856 shares of restricted stock to its four (4) independent directors, two directors and certain executive officers and employees.  The restricted shares issued were granted for their services rendered to the Company. The shares issued to independent directors vest six (6) months after the issuance date and three (3) years for a director and certain executive officers and employees.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 13. STOCK-BASED COMPENSATION (Continued)

A summary of the restricted stock unit activity is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Price per Share	Aggregated Fair Market Value

Balance at January 1, 2010	942,024	$3.06	$2,883,541

Granted	99,856	6.57	656,054

Vested	(942,024)	3.06	2,883,541

Balance at December 31, 2010 (granted but not yet vested)	99,856	6.57	656,054

As of December 31, 2010, 5,444,620 share-based awards were available for grant.

Note 14. STOCKHOLDERS’ EQUITY

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

In consideration for the Merger, China XD Plastics issued 10 shares of its common stock and 1,000,000 shares of convertible Series A preferred stock to the shareholders of Favor Sea (BVI), and also 1,000,000 shares of Series B preferred stock to XD Engineering, the principal shareholder of Favor Sea (BVI). The 10 shares of the common stock issued to shareholders of Favor Sea BVI were converted into approximately 50,367,778 shares of the common stock of China XD Plastics prior to and approximately 405,802 shares post a reverse stock split of 124.1 for 1. The equity account of Favor Sea (BVI), prior to the merger date, has been retroactively restated so that the ending outstanding share balance as of the merger date is equal to the number of post reverse-split shares received in the merger.

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 14. STOCKHOLDERS’ EQUITY (Continued)

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

During the year ended December 31, 2010, 15,186 shares series C preferred stock were converted into 3,301,300 shares of common stock. Several holders of Series C preferred stock elected to receive their dividend payments in the form of restricted common in connection with their conversion of all their series C preferred shares pursuant to the provisions in the Certification of Designation of Series C Preferred Stock. The total common shares issued were 26,817.

On August 7, 2010, the Company’s compensation committee granted 99,856 shares of restricted stock to its four (4) independent directors, two directors, certain executive officers and employees.

On August 7, 2010, the Company’s compensation committee granted 445,500 shares of options to purchase shares of the Company’s common stock to two directors and certain executive officers and employees. One-third (1/3) of the options will vest yearly on a calendar basis over a three-year period commencing on the date of grant. The exercise price shall be the greater of (i) $8.01 or (ii) 85% of the fair market value as determined under the Company’s stock option plan on the date of the grant.

On October 8, 2010, the Company issued 3,333,334 shares of common shares to investors (see Note 12).

As of December 31, 2010, there were 47,628,367 shares of common stock issued and outstanding.

(b) Preferred Stock

There are also 1,000,000 shares of Series B Preferred Stock issued and outstanding, and all of the issued and outstanding shares of Series B Preferred Stock have voting power equal to 40% of the total voting power of all of the issued and outstanding shares of the common stock.

Note 15.  SIGNIFICANT CONCENTRATION

Two (2) major vendors provided approximately 96% of the Company’s purchases of raw materials for the year ended December 31, 2010, with each vendor individually accounting for approximately 48% and 48%, respectively.

The same two (2) major vendors provided approximately 99% of the Company’s purchases of raw materials for the year ended December 31, 2009, with each vendor individually accounting for 50% and 49%, respectively.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 15.  SIGNIFICANT CONCENTRATION (continued)

The advances to the vendors were $31,771,758 and $19,629,245 as of December 31, 2010 and 2009, respectively.

Sales to three major distributors accounted for approximately 73% of the Company’s sales for the year ended December 31, 2010, with each distributor individually accounting for 50%, 12% and 11%, respectively. Sales to one major distributor accounted for approximately 83% of the Company’s sales for the year ended December 31, 2009.

Note 16. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share for the years ended December 31, 2010 and 2009 is determined by dividing net income (loss) for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings (loss) per common share in accordance with FASB ASC 260.

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings (loss) per share for the periods presented:

	Twelve months ended December 31,
	2010	2009
	US$	US$

Net income	28,836,789	4,023,266
Less: dividends to Series C preferred stockholder	(2,646,061)	(77,396)
Deemed Series C preferred stock dividends	-	(13,891,477)
Adjusted income (loss) attributable to common stockholders	26,190,728	(9,945,607)

Weighted average shares outstanding – Basic	44,252,571	27,789,044

Effect of diluted securities – Warrant	336,410	-
Effect of diluted securities – Series C preferred stock	144,535	-
Weighted average shares outstanding – Diluted	44,733,516	27,789,044
Earnings (loss) per share
Basic	0.59	(0.36)
Diluted	0.59	(0.36)

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 16. EARNINGS (LOSS) PER SHARE (continued)

The Company had outstanding common stock purchase warrants of 3,271,291 and 1,437,957 on December 31, 2010 and 2009, respectively. For the year ended December 31, 2010, the Warrants issued in connection with Series C preferred stock were dilutive and included in diluted weighted average share calculation, because the market price was higher than the exercise price.  For the year ended December 31, 2009, they were anti-dilutive.

The warrants of the October 2010 Direct Offering were anti-dilutive and not included in weighted average share calculation because the exercise price was higher than the market price.

The diluted weighted average shares for 2010 also included the common shares issuable upon settlement of dividend payable to the preferred stockholders.

The Company had stock options of 445,500. Because the exercise price was higher than the market price, these options were anti-dilutive and not included in diluted weighted share calculation.

Note 17. STATUTORY SURPLUS RESERVE FUND

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

Since Research Institute was deregistered in December 2010, the statutory reserve of $2,424,802 was released to retained earnings.

During the years ended December 31, 2010 and 2009, appropriation to statutory surplus reserve fund amounted to $6,872,940 and $2,471,007, respectively.

Note 18. COMMITMENTS AND CONTINGENCIES

As of December 31, 2010, the Company leased buildings, facilities and office buildings in Harbin and the leases will expire from April 30, 2012 to May 31, 2013.  Rental expenses for the years ended December 31, 2010 and 2009 amounted to $312,738 and $292,954, respectively. The rental expenses are included in general and administrative expenses.

As of December 31, 2010, the Company rented an office in the U.S. and the lease expired on November 30, 2010, and thereafter the Company rented the office on a month to month basis.  Rental expenses for the years ended December 31, 2010 and 2009 amounted to $87,861 and $72,779, respectively.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 18. COMMITMENTS AND CONTINGENCIES (contined)

The future minimum lease payments under the above mentioned leases as of December 31, 2010 are as follows:

Year ending December 31,	US$
2011	333,217
2012	131,267
2013	12,622
Total	477,106

As of December 31, 2010, HK Engineering Plastics had a commitment in respect of capital contribution to Harbin Xinda of approximately $14,916,000 (RMB98,477,000), which has to be paid by September 2012.

As of December 31, 2010, the Company had a commitment of $1,157,000 (RMB7,639,000) for  renovation of plant facilities.

Note 19. DISTRICT ENTRY AGREEMENT

On April 14, 2010, Harbin Xinda entered into a District Entry Agreement (the “DE Agreement”) and a Memorandum (the “Memo”) with Harbin Economic and Technological Development Zone Administration (the “Administration”).  Pursuant to the DE Agreement, Harbin Xinda agreed to change its business address and tax registration from Qingling Road to Ha Ping Road Centralized Industrial Park where Dalian Road Factory is located.  Upon the completion of the business address change and tax registration with the Development Zone of the new location, the Administration will pay a total of approximately $2,955,000 (RMB 20,000,000) to Harbin Xinda as business relocation subsidies. However, Harbin Xinda has to return the relocation subsidy, plus interest, to the Administration if Harbin Xinda’s revenue does not reach RMB1,300,000,000 for the year ended December 31, 2010.  Since  Harbin Xinda met the revenue target for the year ended December 31, 2010, the Company did not have to return the relocation subsidy, plus interest, to the Administration and subsidy of $2,955,000 was recorded as other income.

During the year ended December 31, 2010, relocation expenses of $173,931 was paid to the Administration in accordance with DE Agreement and it was charged to general and administrative expense.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 20. SUBSEQUENT EVENTS

On January 12, 2011, Harbin Xinda entered into a loan contract with Huayuan Branch of Bank of Communication pursuant to which, Harbin Xinda was granted a credit line of approximately $15,146,000 (RMB100,000,000) with an interest rate of prime rate on the day of drawdown.

From January 13 to 18, 2011, Harbin Xinda borrowed approximately $15,146,000 (RMB100,000,000) at an interest rate of 5.81% pursuant to the credit facility above.  The loan is repayable from January 12 to 17, 2012 and was secured by Xinda High-Tech’s pledge of certain of its machineries and guaranteed by Mr. Han and his wife.