Form 10-K/A
period 2010-12-31
China XD Plastics Co Ltd
filed 2011-04-27
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K filed by China XD Plastics Company Limited, a Nevada corporation (the “Company”), on March 31, 2011, is being filed solely to include, in Exhibit 23.1, a reference to the Company’s Registration Statement on Form S-3 (File No. 333-164027), as amended.

Except as specifically referenced herein, this Amendment No. 1 to the Annual Report on Form 10-K does not reflect any event occurring subsequent to March 31, 2011, the filing date of the original report, and no other changes have been made to the report.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Incorporated by Reference Herein from the Following Filing
23.1	Consent of Moore Stephens Hong Kong, an independent registered public accounting firm.	Filed herewith
31.1	Certification of Principal Executive Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA XD PLASTICS COMPANY LIMITED

Date: April 26, 2011	/s/ Jie Han
Jie Han
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Jie Han	Chairman and Chief Executive Officer	April 26, 2011
Jie Han	(Principal Executive Officer)

/s/ Taylor Zhang	Chief Financial Officer	April 26, 2011
Taylor Zhang	(Principal Financial and Accounting Officer)

/s/ Qingwei Ma	Director	April 26, 2011
Qingwei Ma

/s/ Lawrence Leighton	Director	April 26, 2011
Lawrence Leighton

/s/ Robert Brisotti	Director	April 26, 2011
Robert Brisotti

/s/ Yong Jin	Director	April 26, 2011
Yong Jin

/s/ Linyuan Zhai	Director	April 26, 2011
Linyuan Zhai