Form 10-Q
period 2011-03-31
China XD Plastics Co Ltd
filed 2011-05-12
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 10, 2011,  there were 47,628,367 issued and outstanding shares of the issuer’s common stock.

CHINA XD PLASTICS COMPANY LIMITED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
CHINA XD PLASTICS COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	March 31, 2011	December 31, 2010
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents		$30,835,761	$22,720,766
Notes receivable		783,479	402,405
Accounts receivable - net of allowance for doubtful receivables of
$33,407 and $33,136, respectively	3	27,468,640	28,615,995
Prepaid expenses and other receivables		45,301	431,074
Inventories	4	29,218,981	25,257,083
Due from related parties	8	-	75,732
Advances to employees	5	833,642	559,546
Advances to suppliers	2	46,495,647	31,937,098
Taxes receivable		130,055	116,882

Total current assets		135,811,506	110,116,581

Property, plant and equipment, net	6	48,419,855	49,038,103

Other assets:
Intangible assets, net	7	244,969	244,417

Total assets		$184,476,330	$159,399,101

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short term loans	9	$27,486,791	$21,204,700
Accounts payable		3,178,423	736,667
Other payables		2,176,649	2,314,966
Accrued expenses		566,005	522,304
Taxes payable		3,166,324	72,289
Due to an employee		360,000	360,000
Due to related parties	8	1,953,008	1,769,145
Deferred revenue		374,689	77,397
Dividends payable		792,030	792,120

Total current liabilities		40,053,919	27,849,588
Other liabilities
Deferred tax liabilities - Non-current	10	21,701,819	21,525,274
Common stock warrant purchase liabilities	11,12	5,178,001	5,719,130
Embedded conversion feature liabilities	11	577	905

Total other liabilities		26,880,397	27,245,309

Total liabilities		66,934,316	55,094,897

Series C convertible redeemable preferred stock: 2 shares issued and outstanding
as of March 31, 2011 and December 31, 2010, respectively	11	1,829	1,829

Commitments and contingencies	17

Stockholders' equity

Series B Preferred Stock, $0.0001 par value, 50,000,000 shares authorized,
1,000,000 shares issued and outstanding as of March 31, 2011 and December 31, 2010	14	100	100
Common Stock, $0.0001 par value, 500,000,000 shares authorized, 47,628,367
shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	14	4,762	4,762
Additional paid-in-capital		69,192,200	69,040,386
Retained earnings		36,772,444	24,866,352
Statutory surplus reserve fund		6,919,145	6,919,145
Accumulated other comprehensive income		4,651,534	3,471,630

Total stockholders' equity		117,540,185	104,302,375

Total liabilities and stockholders' equity		$184,476,330	$159,399,101

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

		For the Three Months Ended March 31,
	Note	2011	2010

Sales		$ 76,138,290	$50,036,431

Cost of sales		(57,633,888)	(38,139,725)

Gross profit		18,504,402	11,896,706

Operating expenses
Research and development expenses	2	2,283,897	1,505,172
Selling expenses		183,617	91,379
General and administrative expenses		1,449,874	1,901,006
Total operating expenses		3,917,388	3,497,557

Operating income		14,587,014	8,399,149

Other income (expenses)
Interest expenses, net		(346,461)	(406,039)
Other income		4,245	6,561
Other expense		(53)	(16,237)
Changes in fair value of warrants and embedded derivatives	11,12	541,457	5,121,654
Total other income		199,188	4,705,939

Income before income taxes		14,786,202	13,105,088

Provision for income taxes	10	(2,880,080)	(22,732)

Net income		$ 11,906,122	$13,082,356

Other comprehensive income
Foreign currency translation adjustment		1,179,904	17,645

Comprehensive income		$ 13,086,026	$13,100,001

Net income	16	$ 11,906,122	$13,082,356

Dividend to Series C preferred stockholders	16	$ (30)	$(2,560,916)

Net income attributable to common stockholders	16	11,906,092	10,521,440

Basic and diluted earnings per common share
Basic	16	$ 0.25	$0.26
Diluted	16	$ 0.25	$0.25

Weighted average common share outstanding
Basic	16	47,628,367	41,178,249
Diluted	16	48,146,451	41,612,074

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010

Cash flows from operating activities
Net income	$11,906,122	$13,082,356
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	1,198,995	830,162
Stock-based compensation expense	151,814	745,394
Change in fair value of warrants and derivative liabilities	(541,457)	(5,121,654)
Allowance for doubtful receivables	-	28
Loss on disposals of property, plant and equipment	54	14,836
Changes in assets and liabilities:
(Increase) decrease in -
Restricted cash	-	(8,788,043)
Notes receivables	(376,041)	(42,183)
Accounts receivable and other receivables	1,791,286	(5,657,496)
Prepaid expenses	16,209	106,643
Inventories	(3,737,519)	(3,337,831)
Advances to employees	(315,645)	(120,090)
Advances to suppliers	(14,231,013)	(58,867)
Taxes receivable	(12,159)	406,729
Increase (decrease) in -
Accounts payable and other payables	2,166,898	2,877,856
Accrued expenses	40,901	(341,577)
Tax payable	3,079,249	15,774
Deferred revenue	295,297	(125,675)

Net cash provided by (used in) operating activities	1,432,991	(5,513,638)

Cash flows from investing activities
Purchase of property, plant and equipment	(81,067)	(24,561)
Proceeds from sales of property, plant and equipment	-	15,722

Net cash used in investing activities	(81,067)	(8,839)

Cash flows from financing activities
Dividends paid on series C preferred stock	(120)	(1,577,666)
Proceeds from short term bank loans	27,360,674	-
Repayment of short term loans	(21,280,524)	(439,402)
Proceeds from bank acceptance notes	-	5,858,695
Repayment to related parties	-	(142,722)
Advance from related parties	259,021	100,394

Net cash provided by financing activities	6,339,051	3,799,299

Effect of exchange rate changes on cash and cash equivalents	424,020	628

Net increase (decrease) in cash and cash equivalents	8,114,995	(1,722,550)

Cash and cash equivalents, beginning of period	22,720,766	6,850,784

Cash and cash equivalents, end of period	$30,835,761	$5,128,234

Supplemental disclosures of cash flow information:

Interest paid	$353,803	$387,372
Income taxes paid	$72,255	$66,227

Non-cash investing and financing activities:
Embedded conversion feature reclassified to equity upon conversion	$-	$14,672,957
Preferred stock converted to common stock	$-	$13,203,656
Common stock and options issued for services	$151,814	$745,394

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

Note 1.  ORGANIZATION AND BASIS OF PRESENTATION

China XD Plastics Company Limited (“China XD Plastics” or the “Company”), formerly known as NB Telecom, Inc. (“NB Telecom”), was originally incorporated as NB Payphones Ltd. under the laws of the state of Pennsylvania on November 16, 1999. On December 27, 2005, we migrated our state of organization to the state of Nevada and effective March 23, 2006, the name was changed to NB Telecom.

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

China XD Plastics issued 10 shares of the common stock which constituted no more than a 10% ownership interest in China XD Plastics and 1,000,000 shares of convertible Series A preferred stock of China XD Plastics to the shareholders of Favor Sea (BVI), as well as 1,000,000 shares of Series B preferred stock to XD Engineering Plastics Company Limited (“XD Engineering”), a British Virgin Islands corporation, the principal shareholder of Favor Sea (BVI), in exchange for all of the outstanding stock of Favor Sea (BVI) (the “Share Exchange” or “Merger”). The 10 shares of the common stock were converted into approximately 50,367,778 shares of the common stock of NB Telecom prior to and approximately 405,802 shares post a reverse stock split of 124.1 for 1 pursuant to Nevada Revised Statutes Section 78.207 for both the total number of authorized shares of common stock and the total number of issued and outstanding shares of common stock (“Reverse Split”). The 1,000,000 shares of convertible Series A preferred stock of NB Telecom shall convert at a rate of approximately 1:38.2 into 38,194,072 shares of the common stock of NB Telecom after the completion of the merger so that the shareholders of Favor Sea (BVI) own approximately 99% of the common stock of China XD Plastics.

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
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

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

In June 2010, China XD Plastics, through its indirectly owned subsidiary, Harbin Xinda, invested RMB 20 million (approximately $3 million) to establish a new subsidiary under the laws of the PRC, Harbin Xinda Macromolecule Material Engineering Center Co., Ltd. (“Engineering Center”).  Engineering Center performs research and development functions to support the Company’s manufacturing facilities with 35,000 metric tons newly installed production capacity in December 2010, located at Qinling Road, Harbin, China.

In October 2010, China XD Plastics, through its indirectly owned subsidiary, Engineering Center, invested RMB 2 million (approximately $0.3 million) to establish a new subsidiary under the laws of the PRC, Heilongjiang Xinda Software Development Co., Ltd. (“Software Development”).  Software Development is engaged in technology consulting and software development in order to better serve the needs of the Company’s existing and potential future customers.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

Note 1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

In December 2010, China XD Plastics, through its indirectly owned subsidiary, Harbin Xinda, invested RMB 3 million (approximately $0.5 million) to establish a new subsidiary under the laws of the PRC, Harbin Xinda Macromolecule Material Research Center Co., Ltd. (“Material Research Center”).  Material Research Center performs research and development functions to support the Company’s manufacturing facilities with 100,000 metric production capacity located at Dalian North Road, Harbin, China and works to meet the standards of a National Enterprise Technology Center.

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

In March 2011, China XD Plastics, through its indirectly owned subsidiary, Harbin Xinda, invested RMB 3 million (approximately $0.5 million) to establish a new subsidiary under the laws of the PRC, Harbin Xinda Macromolecule Materials Testing Technical Co., Ltd. ("Testing Technical").  Testing Technical performs testing services for macromolecule material and engineering plastics products to provide the technical support for the Company.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements for the three months ended March 31, 2011 and 2010 include the accounts of China XD Plastics, Favor Sea (BVI), Favor Sea (US), HK Engineering Plastics and Harbin Xinda. The consolidated financial statements for the three months ended March 31, 2011 also include the accounts of Engineering Center, Software Development, Material Research Center and Testing Technical. The consolidated financial statements for the three months ended March 31, 2010 also included the accounts of Research Institute. They are collectively referred to as the “Company”. The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  All significant inter-company balances and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of March 31, 2011 and December 31, 2010, the Company did not have any cash equivalents.

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are stated at the lower of cost or market with cost determined by the weighted average method. Inventories comprise raw materials, packing materials, work-in-progress, and finished goods. Management periodically compares the cost of inventories with the market value and an allowance is made to write down the inventories to their respective market values, if lower than cost. No allowance for inventories was considered necessary for the three months ended March 31, 2011 and 2010.

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

Advances to Suppliers

Advances to suppliers represent payments made and recorded in advance for goods and services supplied. The Company makes advance payments to raw materials suppliers. In order to maintain a long-term relationships with the suppliers, the Company frequently makes advance payments from one and a half months to three months ahead. The advances to suppliers were $46,495,647 and $31,937,098 as of March 31, 2011 and December 31, 2010, respectively.

Impairment of Long-lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets.   If the carrying amounts of assets exceed their estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amounts of the assets exceed the fair value of the assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss was recorded for the three months ended March 31, 2011 and 2010, respectively.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the PRC government. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by the current PRC government.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of March 31, 2011 and December 31, 2010 are not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of March 31, 2011, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

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

Revenue from sales of products is recognized when the products are considered delivered when they reach the customers’ location and are accepted by customers, which is the point when the customers take ownership and assume risk of loss, and when collectability is reasonably assured. The Company does not provide its customers with the right of return. However, the Company allows for an exchange of products or return if the products are defective.  For the periods presented, defective product returns were immaterial. All sales are based on firm customer orders with fixed terms and conditions, which generally cannot be modified.

Revenue is recognized net of value added tax (“VAT”).  Enterprises or individuals who sell commodities, engage in repairs and maintenance or import or export goods in the PRC are subject to VAT in accordance with the PRC laws. The VAT standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products.

Revenue from the technology services that are generally sold based upon purchase orders or contracts with the customers with fixed or determinable prices and does not include any right of return or other similar provisions or other significant post-delivery obligations. Revenue for services is recognized as the services are rendered and when collectability is reasonably assured.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development Expenses

Research and development expenses are costs associated with developing the Company’s intellectual property. Research and development costs are expensed as incurred. The costs of equipment that are acquired or constructed for research and development activities and have alternative future uses are classified as plant and equipment and depreciated over their estimated useful lives. The research and development expenses for the three months ended March 31, 2011 and 2010 were $2,283,897 and $1,505,172, respectively.

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurement (Continued)

As of March 31, 2011 and December 31, 2010, the Company determines the fair value of the derivative liabilities associated with the issuances of the Series C preferred stock and direct offering of common shares with the assistance an independent third party valuation firm.  We use an option-pricing model that incorporates the Company’s stock price and risk-free interest rate as well as assumptions regarding a number of highly complex and subjective variables, which includes but is not limited to the Company’s expected stock price volatility over the term of the derivative liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

As of March 31, 2011
Description	Total	Level 1	Level 2	Level 3
	US$	US$	US$	US$

Common stock warrant purchase liabilities	5,178,001	-	5,178,001	-

Embedded conversion feature liabilities	577	-	577	-

Total	5,178,578	-	5,178,578	-

As of December 31, 2010
Description	Total	Level 1	Level 2	Level 3
	US$	US$	US$	US$

Common stock warrant purchase liabilities	5,719,130	-	5,719,130	-

Embedded conversion feature liabilities	905	-	905	-

Total	5,720,035	-	5,720,035	-

Earnings per Share

The Company computes earnings per share (“EPS’) in accordance with FASB ASC 260 “Earnings Per Share”.  FASB ASC 260 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized gains or losses resulting from currency translations of foreign subsidiaries.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, accounts and notes receivable. The Company does not require collateral or other security to support these receivables.  The Company conducts periodic reviews of its customers' financial condition and customer payment practices to minimize collection risk on accounts receivable.   As of March 31, 2011 and December 31, 2010, the Company had credit risk exposure of uninsured cash in banks of approximately $30,835,761 and 22,720,766, respectively.

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

Foreign Currency Translation

The functional currency of the Company is U.S. dollars, Renminbi (“RMB”) is the functional currency of its subsidiaries in China, and its reporting currency is U.S. dollars.  In accordance with FASB ASC 830 “Foreign Currency Matters”, the subsidiaries in China’s balance sheet accounts are translated into U.S. dollars at the year-end or period end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise.  Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the consolidated statement of income and comprehensive income as incurred. These amounts were immaterial for all the periods presented. For the three months ended March 31, 2011 and 2010, the Company recorded a gain of $1,179,904 and $17,645 on foreign currency adjustments, respectively, due to appreciation of the RMB against the U.S. dollar.

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805)”, which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU No. 2010-29 is effective for business combinations for which the acquisition date is after December 15, 2010. The Company believes that the adoption of ASU No. 2010-29 may impact the Company in connection with future business combinations, if it conducts any.

Note 3. ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables resulting from sales of products during the normal course of business. Accounts receivable as of March 31, 2011 and December 31, 2010 amounted to $27,468,640 and $28,615,995, respectively.

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

Note 3. ACCOUNTS RECEIVABLE (Continued)

The changes in allowance for doubtful receivables are summarized as follows:

	As of
	March 31, 2011	December 31, 2010
	US$	US$

Beginning balance	33,136	166,095
Additions (Deduction)	271	(132,959)

Ending balance	33,407	33,136

The changes in allowance for doubtful receivables are recorded in general and administrative expenses.

Note 4. INVENTORIES

Inventories consist of the following:

	As of
	March 31, 2011	December 31, 2010
	US$	US$

Raw materials	19,100,125	10,665,068
Work-in-progress	987,587	935,282
Finished goods	9,082,455	13,632,381
Packing supplies	48,814	24,352
Total	29,218,981	25,257,083

No allowance for inventories was made for the three months ended March 31, 2011 and December 31, 2010.

Note 5. ADVANCES TO EMPLOYEES

Advances to employees represent motor vehicle loans and cash advances to employees to purchase raw materials or equipment and other supplies for normal business purposes. Advances to employees as of March 31, 2011 and December 31, 2010 amounted to $833,642 and $559,546, respectively.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

Note 6. PROPERTY, PLANT AND EQUIPMENT, NET

The details of property, plant and equipment are as follows:

	As of
	March 31, 2011	December 31, 2010
	US$	US$

Machinery and equipment	46,692,609	46,259,596
Automobiles	171,070	169,987
Plant and buildings	4,084,853	4,025,178
Sub-total	50,948,532	50,454,761
Less: accumulated depreciation	(7,340,241)	(6,088,372)

Construction in progress	4,811,564	4,671,714
Total	48,419,855	49,038,103

Depreciation expense for the three months ended March 31, 2011 and 2010 was $1,197,549 and $828,769, respectively. Certain property, plant and equipment have been pledged for short term loans (See Note 9).

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

Net intangible asset as of March 31, 2011 and December 31, 2010 was as follows:

	As of
	March 31, 2011	December 31, 2010
	US$	US$

Land use right	278,858	276,590
Less: accumulated amortization	(33,889)	(32,173)
Total	244,969	244,417

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

Note 7.   INTANGIBLE ASSET (Continued)

Amortization expense for the three months ended March 31, 2011 and 2010 amounted to $1,446 and $1,393, respectively.  Amortization expenses for the next five years are estimated to be approximately $5,700 each year. The land use right has been pledged for short term loans (See Note 9).

Note 8.  RELATED PARTY TRANSACTIONS

Amounts due to (+) and due from (-)  affiliates are as follows:

	As of
	March 31, 2011	December 31, 2010
	US$	US$
Harbin Xinda High-Tech Co., Ltd. (“Xinda High-tech”)	183,863	(75,732)
Ms. Qiuyao Piao (“Ms. Piao”)	1,769,145	1,769,145
Total	1,953,008	1,693,413

Prior to the reverse merger, Ms. Piao owned 100% of Favor Sea (BVI) indirectly via XD Engineering, the former sole shareholder of Favor Sea (BVI).  Xinda Hi-Tech is an affiliated company owned by the spouse of Mr. Han, who was the major shareholder of Harbin Xinda before the ownership was transferred to HK Engineering Plastics.

On September 20, 2008, Harbin Xinda signed an agreement (“Agreement”) with Xinda High-Tech to acquire all of the assets of Xinda High-Tech, including plant and buildings, land use rights, machinery and equipment for a total amount of RMB240,000,000 (approximately $35,136,006 at date of signing). Harbin Xinda was required to make two installment payments of the full purchase price of RMB50,000,000 by the end of December 31, 2008 and the remaining balance of RMB190,000,000 by the end of September 30, 2009 if all assets purchased are transferred to the Company.  On May 1, 2009, Harbin Xinda and Xinda High-Tech agreed to rescind the Agreement.

Prior to signing of the above-mentioned Agreement, the Company rented the buildings and equipment of Xinda High-Tech for the purpose of its production expansion. The lease term was from May 1, 2008 to April 30, 2011. The lease payment was for a total of RMB2,000,000 per year. The lease contract was cancelled when Harbin Xinda and Xinda High-Tech rescinded the Agreement on May 1, 2009 and at the same time, Harbin Xinda and Xinda High-Tech re-signed a new lease agreement for the office and factory space at No. 9 Dalian North Road, Haping Road Centralized District, Harbin Development Zone, Harbin, Heilongjiang, China. The leased space is 23,893.53 square meters and the term of the lease is from May 1, 2009 to April 30, 2012. The lease payment remains at RMB2,000,000 per year. In the three months ended March 31, 2011 and 2010, the Company recorded $$76,001 and $73,234 respectively, for the rent expenses.

On May 18, 2010, Engineering Center signed an agreement with Xinda High-Tech to rent an office building from Xinda High-Tech located at No. 9 Dalian North Road, Haping Road Centralized District, Harbin Development Zone, Harbin, Heilongjiang, China. The lease term was from June 1, 2010 to May 31, 2013, with lease space of 2,801.19 square meters.  The lease payment is RMB200,000 per year.  In the three months ended March 31, 2011, the Company recorded $7,601 for the rent expenses.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

Note 8.  RELATED PARTY TRANSACTIONS (Continued)

Ms Piao, Qiuyao, the majority owner of XD Engineering Plastic, advanced  to HK Engineering Plastics $1,769,145 which was to assist the Company to meet Harbin Xinda’s registered capital requirement and was recorded as due to related party as of March 31, 2011 and December 31, 2010, respectively.

Note 9. SHORT TERM LOANS

The short-term loans include the following:

	As of
	March 31, 2011	December 31, 2010
	US$	US$
a) Loan payable to Bank of Communications one year term from December 13, 2010 to April 26, 2011 bears interest of 5% above the prime rate* set by Central Bank of China	-	1,514,622
b) Loan payable to Bank of Communications one year term from April 28, 2010 to April 26, 2011 bears interest rate of 5% above the prime rate* set by Central Bank of China	-	4,543,864
c) Loan payable to Longjiang Bank one year term from February 22, 2010 to February 21, 2011 bears a fixed interest rate of 5.441% per year	-	4,543,864
d) Loan payable to Longjiang Bank one year term from February 22, 2010 to February 21, 2011 bears a fixed interest rate of 5.441% per year	-	4,543,864
e) Loan payable to Longjiang Bank one year term from May 25, 2010 to February 21, 2011 bears a fixed interest rate of 5.441% per year	-	3,029,243
f) Loan payable to Longjiang Bank one year term from April 29, 2010 to February 21, 2011 bears a fixed interest rate of 5.441% per year	-	3,029,243
g) Loan payable to Bank of Communications one year term from January 13, 2011 to January 13, 2012 bears interest of the prime rate* set by Central Bank of China	9,162,264	-
h) Loan payable to Bank of Communications one year term from January 18, 2011 to January 18, 2012 bears interest of the prime rate* set by Central Bank of China	6,108,175	-
i) Loan payable to Longjiang Bank one year term from March 8, 2011 to March 7, 2012 bears a fixed interest rate of 6.06% per year	4,581,132	-
j) Loan payable to Longjiang Bank one year term from March 8, 2011 to March 7, 2012 bears a fixed interest rate of 6.06% per year	7,635,220	-
Total	27,486,791	21,204,700

* The prime rate set by Central Bank of China as of March 31, 2011 was 6.06% (December 31, 2010: 5.81%).

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

Note 9. SHORT TERM LOANS (Continued)

The one-year short term loans of $9,162,264 and $6,108,175 between Harbin Xinda and Bank of Communications are secured by Xinda High-Tech’s pledge of certain of its machinery and guaranteed by Mr. Han and his wife.

The one-year short term loans of $4,581,132 between Harbin Xinda and Longjiang Bank for the period from March 8, 2011 to March 7, 2012 are secured by Material Research Center’s pledge of certain of its machinery.

The one-year short term loans of $7,635,220 between Harbin Xinda and Longjiang Bank for the period from March 8, 2011 to March 7, 2012 are secured by Harbin Xinda’s pledge of certain of its machinery.

Interest expense for the Company’s short term loans totaled $353,803 and $387,372 for the three months ended March 31, 2011 and 2010, respectively.

Note 10. TAXATION

(a) Corporation Income Tax (“CIT”)

No provision for income tax for China XD Plastics and Favor Sea (US) has been made as they incurred losses for the three months ended March 31, 2011 and 2010.

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

As a recipient of the High-Technology Enterprise Certificate from the Chinese government, Harbin Xinda was entitled to a preferential income tax rate of 15% from January 1, 2008 to November 20, 2011.

Income for the Engineering Center, Material Research Center, Software Development and Testing Technical are subject to a 25% statutory tax rate under the current tax laws in the PRC.

Income for Research Institute was exempt from taxation.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

Note 10. TAXATION (Continued)

For the three months ended March 31, 2011 and 2010, the current and deferred components of the income tax expense appearing in the consolidated statements of income and comprehensive income are as follows:

	2011	2010
	US$	US$
Current tax	2,880,080	22,732
Deferred tax	-	-
Total	2,880,080	22,732

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended March 31, 2011 and 2010.

	2011	2010
PRC statutory rate	25.00%	25.00%
Effect of tax rates in different jurisdiction	0.02%	(0.26%)
Effect of non-deductible expenses	0.37%	1.31%
Effect of non-taxable income	(1.25%)	(9.77%)
Changes in valuation allowance	0.86%	0.99%
Effect of tax exemption of PRC subsidiaries	(5.52%)	(17.10%)

Effective income tax rate	19.48%	0.17%

 (b) Deferred Tax

As of March 31, 2011 and December 31, 2010, China XD Plastics and Favor Sea (US) had accumulated net operating loss carryforwards for United States federal tax purposes of approximately $2,364,340  and $1,991,527, respectively, that are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at March 31, 2011 and December 31, 2010.  The net operating loss carryforwards expire in years 2027 through 2030.

In December 2010, due to the Research Institute’s ineligibility to meet standards of the National Enterprise Technology Center, China XD Plastics, through its indirectly owned subsidiary, Harbin Xinda, deregistered the Research Institute under the laws of the PRC. Simultaneous with the completion of the Research Institute liquidation process, the local government approved the Research Institute’s transfer of its remaining assets of RMB568,466,136 ($83,990,741) at their carrying amount to the Material Research Center, which is treated as a government grant and the amount of RMB568,466,136 ($83,990,741) was recorded as other income.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

Note 10. TAXATION (Continued)

Pursuant to the Notice on Corporate Tax Treatment on Special Purpose Fiscal Fund” issued by Ministry of Finance and National Taxation Bureau on June 16, 2009 (Ref Caishui 2009 (87)), the government grant received by Material Research Center is non-taxable in the year of grant. Moreover, if the government grant is not expensed or refunded to the government within five years (60 months), it is taxable in the sixth (6th) year from the year of grant. As a result, the government grant received by the Material Research Center is non-taxable income for the year ended December 31, 2010. It will be taxable effective from December 29, 2015 if it is not expensed or refunded to government within five (5) years.

The Company analyzed the transactions in accordance with ASC740-10-25-26, and recorded a deferred tax liability in respect of the temporary difference arising from the non-taxable government grant recognized in the current year and the non-deductible amounts in future years.

As of March 31, 2011, the movement of deferred tax assets (+) /deferred tax liabilities (-) consists of:

March 31, 2011
US$
Balance as of January 1, 2011	(21,525,274)

Exchange difference	(176,545)

Net operating loss carry forwards	803,876
Less: valuation allowance	(803,876)

Balance of March 31, 2011, Net	(21,701,819)

(c) Business Tax

Business tax is levied on technology service which is subject to 5% of the revenue.

Note 11. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK

On December 1, 2009, China XD Plastics entered into a securities purchase agreement with several investors, including institutional, accredited and non-US person and entities, pursuant to which China XD Plastics sold units, comprised of 6% Series C convertible redeemable preferred stock, par value $0.0001 per share (the “Series C preferred stock”), and two warrants, for a purchase price of $4.60 per unit (the “December 2009 Financing”).  The Company sold 15,188 units in the aggregate, which included (i) 15,188 shares of Series C preferred stock, (ii) Series A warrants to purchase 1,320,696 shares of common stock at an exercise price of $5.50 per share with a five-year term, and (iii) Series B warrants to purchase 1,178,722 shares of common stock at an exercise price of $0.0001 with a five-year term.  Net proceeds were approximately $13,891,477, net of issuance costs of approximately $719,400 in cash and warrants to the placement agent valued at $577,123.  Rodman & Renshaw acted as placement agent and received (i) a placement fee in the amount equal to 5% of the gross proceeds and (ii) warrants to purchase up to 117,261 shares of common stock at an exercise price of $5.50, with a five-year term (“Placement Agent Warrants” and together with the Series A warrants and Series B warrants, the “Warrants” or “Investor Warrants”).

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

Note 11. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

Key terms of the Series C preferred stock sold by the Company in December 2009 Financing are summarized as follows:

Dividends

Dividends on the Series C preferred stock shall accrue and be cumulative from and after the issuance date.  For each outstanding share of Series C preferred stock, dividends are payable at the per annum rate of 6% of the liquidation preference amount of the Series C preferred stock.  Dividends are payable quarterly on the business day following the last business day of each December, June,  and September of each year and continuing until such stock is fully converted or redeemed. Preferred stock holders are entitled to convert any unpaid dividends per preferred stock then remaining, into fully paid and nonassessable shares of common stock at a mutually agreed conversion rate.

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
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

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

Registration Rights Agreement

In connection with the December 2009 Financing, the Company entered into a registration rights agreement (the “RRA”) with the investors in which the Company agreed to file a registration statement (the “Registration Statement”) with the SEC to register the shares of common stock underlying the Series C preferred stock and the Warrants, thirty (30) days after the closing of the financing.  The Company has agreed to use its best efforts to have the Registration Statement declared effective within 60 calendar days after filing, or 180 calendar days after filing in the event Cutback Shares (as defined in the RRA) are required and the additional Registration Statement is required to cover additional Registrable Securities.

The Company is required to keep the Registration Statement continuously effective under the Securities Act until such date as is the earlier of the date when all of the securities covered by that Registration Statement have been sold or the date on which such securities may be sold without any restriction pursuant to Rule 144 (the “Financing Effectiveness Period”).  The Company will pay liquidated damages of 2% of each holder’s initial investment in the Units sold in the December 2009 Financing, payable in cash, if the Registration Statement is not filed or declared effective within the foregoing time periods or ceases to be effective prior to the expiration of the Financing Effectiveness Period.  In the event the Company fails to make payments of liquidated damages in a timely manner, such payments shall bear interest at the rate of one and one-half percent (1.5%) per month (prorated for partial months) until paid in full. However, no liquidated damages shall be paid with respect to any securities being registered that the Company is not permitted to include in the Financing Registration Statement due to the SEC’s application of Rule 415.

The Company evaluated the contingent obligation related to the RRA liquidated damages in accordance with FASB ASC 825-20 “Financial Instruments”, which requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, to be separately recognized and measured in accordance with FASB ASC 450 “Contingencies”.  The Company concluded that such obligation was not probable to incur based on the best information and facts available as of December 31, 2009.  Therefore, no contingent obligation related to the RRA liquidated damages was recognized.

The Company’s Registration Statement filed with the SEC in connection with the issuance of Series C preferred stock was declared effective on February 19, 2010.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

Note 11. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

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

As of March 31, 2010, 15,186 out of total 15,188 shares of Series C preferred stock were converted into 3,138,261 shares of common stock. No conversions took place during the three months ended March 31, 2011.

Dividend to Holders of Series C Preferred Stock

During the three months ended March 31, 2011 and 2010, the Company has made cash dividend payments of $120 and $1,571,666 to the holders, respectively.

In 2010, several holders of Series C preferred stock elected to receive their dividend payments in the form of restricted common stock in connection with their conversion of all their series C preferred shares pursuant to the provisions in the Certification of Designation of Series C Preferred Stock. The total common shares issued in 2010 were 26,827.

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

Note 11. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

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

During the three months ended March 31, 2010, 14,436 out of 15,188 Series C preferred stock were converted into 3,138,261 shares of common stock. The conversion resulted in a fair value gain of $3,194,337 recorded in earnings and a credit of $14,672,952 to additional paid-in capital. No conversion took place during the three months ended March 31, 2011.

The Company calculated the fair value of the embedded conversion feature at March 31, 2011 to be $577 using the Black-Scholes option pricing model using the following assumptions:

•	conversion price of $4.6
•	risk free rate of return of 0.80%
•	volatility of 52.8%
•	dividend yield of 6.0%
•	expected term of 1.7 years

The movements of the embedded conversion feature are summarized as follows:

US$
Issuance of preferred stock on December 1, 2009	16,812,682

Adjustment to fair value change	1,985,377

Balance as of December 31, 2009 and January 1, 2010	18,798,059

Conversion of preferred stock to common shares	(10,150,803)

Adjustment to fair value change upon conversion	(8,644,782)
Adjustment to fair value change	(1,569)
Balance as of December 31, 2010 and January 1, 2011	905
Adjustment to fair value change	(328)
Balance as of March 31, 2011	577

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

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

As a result of its interpretation of FASB ASC 815-40, the Company concluded that the Warrants issued in the December 2009 financing should be treated as a derivative liability because the Warrants are entitled to a price adjustment provision to allow the exercise price to be reduced in the event the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable exercise price or without consideration, which is typically referred to as a “Down-round protection” or “anti-dilution” provision. According to FASB ASC 815-40, the “Down-round protection” provision is not considered to be an input to the fair value of a fixed-for-fixed option on equity shares which leads the Warrants to fail to be qualified as indexed to the Company’s own stock and then to fail to meet the scope exceptions of FASB ASC 815. Therefore, the Company accounted for the Warrants as derivative liabilities under FASB ASC 815. Pursuant to FASB ASC 815, derivatives are measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at the end of each reporting period.

Series A warrants

On October 4, 2010, the Company issued 3,333,334 shares of common stock and warrants to purchase a total of 1,666,667 shares of common stock to investors pursuant to a registered direct offering (see Note 12).  In accordance with the above “Down-round protection” provision, the Company had an independent valuation firm to appraise the fair value of the Series A Warrants that were outstanding on the basis of fair value to determine the appropriate adjustment to the exercise price. The exercise price of the Series A Warrants was adjusted to $4.90 in accordance with the provisions in the Purchase Agreement for financial reporting purposes.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

Note 11. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

The Company estimated the fair value of the Series A warrants at March 31, 2011 to be $3,675,942 compared to the fair value of $3,915,133 as of December 31, 2010, with the assistance of an independent valuation firm, using the Black-Scholes option-pricing model and the following assumptions:

•	exercise price of $4.9
•	risk free rate of return of 1.66%
•	volatility of 71.0%
•	dividend yield of 0%
•	expected term of 3.7 years

The volatility of 71.0% used to calculate the fair value of Series A warrants and placement agent warrants was determined based on similar public entities for which share price information is available for a longer period.

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

Since the Placement Agent Warrants contain the same terms as the Investor Warrants, the Placement Agent Warrants are also entitled to the benefits of the “Down-round protection” provisions, which means that the Placement Agent Warrants will also need to be accounted for as a derivative under FASB ASC 815 with changes in fair value recorded in earnings at each reporting period.  As of March 31, 2011, the total fair value of the Placement Agent Warrants was $308,967, compared to the fair value of $329,637 as of December 31, 2010.

The registered holders of the Investor and Placement Agent Warrants are entitled to exercise their warrants at any time or times on or after the date immediately after the six month anniversary until the sixty month anniversary after the issuance date.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

Note 11. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

The Company estimated the fair value of the Placement Agent Warrants as of March 31, 2011 with the assistance of an independent valuation firm using the Black-Scholes option-pricing model and the following assumptions:

•	exercise price of $5.5
•	risk free rate of return of 1.66%
•	volatility of 71.0%
•	dividend yield of 0%
•	expected term of 3.7 years

The movement of common stock warrant purchase liabilities is summarized as follows:

	Series A warrants	Placement Agent warrants	Total
Issuance of common stock warrants on December 1, 2009	6,500,059	577,123	7,077,182

Adjustment to fair value change	748,844	66,487	815,331

Balance as of December 31, 2009 and January 1, 2010	7,248,903	643,610	7,892,513

Adjustment to fair value change	(3,333,770)	(313,973)	(3,647,743)

Balance as of December 31, 2010 and January 1, 2011	3,915,133	329,637	4,244,770
Adjustment to fair value change	(239,191)	(20,670)	(259,861)
Balance as of March 31, 2011	3,675,942	308,967	3,984,909

Allocation of proceeds on December 1, 2009

The fair value of the embedded conversion feature and warrants of $23,312,741 was recorded as follows:

i)	the Company recorded a deemed preferred stock dividend of $13,891,477;
ii)
the excess of the fair values of the embedded conversion feature and warrants over the net proceeds received of $9,421,264 was charged to changes in fair value of warrants and embedded derivatives in the statement of income and comprehensive income.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

Note 12.  COMMON STOCK DIRECT OFFERING

On October 4, 2010, the Company and certain institutional investors entered into a securities purchase agreement, pursuant to which the Company agreed to sell to such investors an aggregate of 3,333,334 shares of common stock together with warrants to purchase a total of 1,666,667 shares of common stock, for gross proceeds of approximately $20,000,000. Each purchaser of shares of common stock received a warrant to purchase a number of shares equal to 50% of the number of shares of common stock the purchaser purchased in the offering. The purchase price for each share of common stock and the related warrant was $6.00. Each warrant has an exercise price of $6.00. Each warrant is subject to anti-dilution provisions that require adjustment of the number of shares of common stock that may be acquired upon exercise of the warrant, or to the exercise price of such shares, or both, to reflect stock dividends and splits, subsequent rights offerings, pro-rata distributions, and certain fundamental transactions.

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
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

Note 12.  COMMON STOCK DIRECT OFFERING (Continued)

Accounting for Warrants Relevant to October 2010 Direct Offerings

The Company analyzed the warrants in accordance with FASB ASC 815, as described above.  As a result of its interpretation of FASB ASC 815-40, the Company concluded that the warrants issued in the October 2010 direct offering should be treated as a derivative liability because the warrants are entitled to a net cash settlement provision if the Company fails to cause the transfer agent to timely transmit to the holder a certificate or certificates representing the shares of common stock upon exercise pursuant to the clause “Compensation for Buy-In on Failure to Timely Deliver Certificates Upon Exercise”. Pursuant to FASB ASC 815, derivatives are measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

The Company estimated the fair value of the warrants using the Black Scholes option-pricing model and available information that management deems most relevant.

Investor Warrants

The Company estimated the fair value of investor warrants at March 31, 2011 to be $931,067 compared to the fair value of $1,127,768 as of December 31, 2010, with the assistance of an independent valuation firm using the Black-Scholes option-pricing model and the following assumptions:

•	exercise price of $6
•	risk free rate of return of 0.30%
•	volatility of 55.0%
•	dividend yield of 0%
•	expected term of 0.5 years

Placement Agent Warrants

The Company estimated the fair value of placement agent warrants at March 31, 2011 to be $262,025 compared to the fair value of $346,592 as of December 31 2010, with the assistance of an independent valuation firm using the Black-Scholes option-pricing model using the following assumptions:

•	exercise price of $7.5
•	risk free rate of return of 0.94%
•	volatility of 69.9%
•	dividend yield of 0%
•	expected term of 2.27 years

The volatility of 69.9% used to calculate the fair value of placement agent warrants was determined based on similar public entities for which share price information is available for a longer period.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

Note 12.  COMMON STOCK DIRECT OFFERING (Continued)

Allocation of Proceeds

The following summarized the allocation of $18,821,504 net proceeds to the common stock and the Warrants:

i)	Investor Warrant: $3,664,722
ii)	Placement Agent Warrant: $506,320
iii)	Common Stock: $14,650,462

The movement of common stock warrant purchase liabilities is summarized as follows:

	Investor warrants	Placement Agent warrants	Total
	US$	US$	US$
Issuance of common stock warrants on October 4, 2010	3,664,722	506,320	4,171,042

Adjustment to fair value change	(2,536,954)	(159,728)	(2,696,682)

Balance as of December 31, 2010 and January 1, 2011	1,127,768	346,592	1,474,360

Adjustment to fair value change	(196,701)	(84,567)	(281,268)

Balance as of March 31, 2011	931,067	262,025	1,193,092

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

The fair value of the stock-based compensation expense amortized for the three months ended March 31, 2011 and 2010 was $ 151,814 and $ 745,394, respectively.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

Note 13. STOCK-BASED COMPENSATION (Continued)

Incentive Option Granted to Mr. Han

Pursuant to an incentive option agreement dated May 16, 2008, Ms. Piao granted 40,000 options to Mr. Han to purchase shares of XD Engineering Plastics Company Limited (“XD Engineering”) at a nominal price if certain performance targets are met.  Ms. Piao was the sole shareholder of XD Engineering, which is the Company’s controlling shareholder. Mr. Han may purchase 25% of the total outstanding equity in XD Engineering if the Company’s consolidated revenue during the first three quarters of 2008 exceeds $40,000,000. He may purchase 14% of the total outstanding equity in XD Engineering if the Company’s consolidated revenue during the first three quarters of 2009 exceeds $70,000,000. Finally, he may purchase 61% of the total outstanding equity in XD Engineering if the Company’s revenue during the first three quarters of 2010 exceeds $110,000,000.

In accordance with FASB ASC 718, the Options should have been accounted for in the Company’s consolidated financial statements as share-based payments awarded to an employee by a related party as compensation for services rendered.

All the revenue targets have been achieved from 2008 to 2010 and the corresponding compensation expenses have been fully recognized as of December 31, 2010.

During the three months ended March 31, 2011 and 2010, no stock compensation expense was recorded.

On February 23, 2010,  Mr. Han exercised his option to acquire 250 shares, or  25% of the total outstanding equity in XD Engineering, at the determined exercise price.

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

Note 13. STOCK-BASED COMPENSATION (Continued)

Following is a summary of the stock option activity:

	Number of Options Outstanding	Weighted Average Exercise Price US$	Weighted Average Fair Value US$	Aggregate Intrinsic Value US$
Balance as of December 31, 2010	445,500	8.01	2.24	-
Outstanding as of March 31, 2011	445,500	8.01	2.24	1,247,400
Exercisable as of March 31, 2011	-	-	-	-
Unvested as of March 31, 2011	445,500	8.01	2.24	1,247,400

During the three months ended March 31, 2011, compensation expense of $81,923 (2010: $Nil) was recognized.

The aggregate intrinsic value in the table above represents the total intrinsic value (i.e., the difference between the Company’s closing stock price of $5.21 on March 31, 2011 and the exercise price, multiplied by the number of options) that would have been received by the option holders had all option holders exercised their options on March 31, 2011.  None of the options vested during the year. The weighted average remaining contractual term of the outstanding options at March 31, 2011 was 2.

As of March 31, 2011, $782,078 of total unrecognized compensation cost related to stock options is expected to be recognized over 2.42 years.

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

A summary of the restricted stock unit activity is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Price per Share	Aggregated Fair Market Value

Balance at December 31, 2010	99,856	$6.57	$656,054

Vested	(19,856)	6.57	(130,454)

Balance at March 31, 2011 (granted but not yet vested)	80,000	6.57	525,600

As of March 31, 2011, 5,444,620 share-based awards were available for grant.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

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

Among these shares, 868,000 vested in 2009 and 922,000 vested in 2010.

On September 2, 2009, the Company issued 20,024 common shares to four independent directors in connection with the service agreements between China XD Plastics and the directors.  These shares vested in 2010.

On November 16, 2009, a consultant exercised its warrants and received 57,152 shares of common stock.

During the three months ended March 31, 2010, 14,436 shares series C preferred stock were converted into 3,138,261 shares of common stock.  No conversion took place during the three months ended March 31, 2011.

On August 7, 2010, the Company’s compensation committee granted 99,856 shares of restricted stock to its four (4) independent directors, two directors, certain executive officers and employees.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

Note 14. STOCKHOLDERS’ EQUITY (Continued)

(a) Common Stock  (Continued)

On August 7, 2010, the Company’s compensation committee granted options to purchase 445,500 shares of the Company’s common stock to two directors and certain executive officers and employees. One-third (1/3) of the options will vest yearly on a calendar basis over a three-year period commencing on the date of grant. The exercise price shall be the greater of (i) $8.01 or (ii) 85% of the fair market value as determined under the Company’s stock option plan on the date of the grant.

On October 8, 2010, the Company issued 3,333,334 shares of common stock to investors (see Note 12).

As of March 31, 2011, there were 47,628,367 shares of common stock issued and outstanding.

(b) Preferred Stock

There are also 1,000,000 shares of Series B Preferred Stock issued and outstanding, and all of the issued and outstanding shares of Series B Preferred Stock have voting power equal to 40% of the total voting power of all of the issued and outstanding shares of the common stock.

Note 15.  SIGNIFICANT CONCENTRATION

Three (3) major vendors provided approximately 93% of the Company’s purchases of raw materials for the three months ended March 31, 2011, with each vendor individually accounting for approximately 39% and 30% and 24%, respectively.

Two (2) major vendors provided approximately 99% of the Company’s purchases of raw materials for the three months ended March 31, 2010, with each vendor individually accounting for approximately 52% and 47%, respectively.

The advances to the vendors were $43,192,938 and $31,771,758 as of March 31, 2011 and December 31, 2010, respectively.

Sales to three major distributors accounted for approximately 60% of the Company’s sales for the three months ended March 31, 2011, with each distributor individually accounting for 33%, 14% and 13%, respectively.

The same three major distributors accounted for approximately 90% of the Company’s sales for the three months ended March 31, 2010, with each distributor individually accounting for 65%, 13% and 12%, respectively.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

Note 16. EARNINGS PER SHARE

Earnings per share for the three months ended March 31, 2011 and 2010 is determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The following is an analysis of the differences between basic and diluted earnings per common share in accordance with FASB ASC 260.

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
	2011	2010
	US$	US$

Net income	11,906,122	13,082,356
Less: dividends to Series C preferred stockholder	(30)	(2,560,916)
Adjusted income attributable to common stockholders activities	11,906,092	10,521,440

Weighted average shares outstanding – Basic	47,628,367	41,178,249

Effect of diluted securities – Series A Warrant issued with Series C preferred stock	302,477	386,260
Effect of diluted securities – Series C preferred stock	144,534	47,565
Effect of diluted securities – Warrant issued to investors with October 2010 direct offerings	71,073	-
Weighted average shares outstanding – Diluted	48,146,451	41,612,074
Earnings per share
Basic	0.25	0.26
Diluted	0.25	0.25

The Company had outstanding common stock purchase warrants of 3,271,291 and 1,437,957 as of March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011 and 2010, the Warrants issued in connection with Series C preferred stock were dilutive and included in diluted weighted average share calculation, because the market price was higher than the exercise price.

For the three months ended March 31, 2011, the investor warrants of the October 2010 direct offering were dilutive and included in weighted average share calculation because the market price was higher than the exercise price. However, the placement agent warrants of the October 2010 direct offering were anti-dilutive and not included in weighted average share calculation because the exercise price was higher than the market price.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

Note 16. EARNINGS PER SHARE (Continued)

The diluted weighted average shares for 2010 also included the common shares issuable upon settlement of dividend payable to the preferred stockholders.

The Company had stock options of 445,500. Because the exercise price was higher than the market price, these options were anti-dilutive and not included in diluted weighted share calculation.

Note 17. COMMITMENTS AND CONTINGENCIES

As of March 31, 2011, the Company leased buildings, facilities and office buildings in Harbin and the leases will expire from April 30, 2012 to May 31, 2013.  Rental expenses for the three months ended March 31, 2011 and 2010 amounted to $83,602 and $73,234, respectively. The rental expenses are included in general and administrative expenses.

As of March 31, 2011, the Company rented an office in the U.S. on a month to month basis.  Rental expenses for the three months ended March 31, 2011 amounted to $19,336 and $28,983, respectively.

The future minimum lease payments under the above mentioned leases as of March 31, 2011 are as follows:

Year ending December 31,	US$
2011	251,962
2012	132,344
2013	12,726
Total	397,032

As of March 31, 2011, HK Engineering Plastics had a commitment in respect of capital contribution to Harbin Xinda of approximately $14,968,840 (RMB98,477,000), which has to be paid by September 2012.

As of March 31, 2011, the Company had a commitment of $1,065,000 (RMB6,974,000) for  renovation of plant facilities.

Note 18. SUBSEQUENT EVENTS

On April 7, 2011, the Company’s board of directors has approved the repurchase by the Company of up to $10 million of its shares of common stock through May 31, 2012.

On April 29, 2011, Harbin Xinda withdrew approximately $2,748,679 (RMB18,000,000) pursuant to the loan contract entered into with Longjiang Bank on March 31, 2011.  The loan bears interest at the prime rate set by Central Bank of China and is repayable on April 28, 2012.   The loan is secured by Harbin Xinda’s land use right and certain of its plant and buildings.

On May 9, 2011, Harbin Xinda entered into a land use right and construction project purchase agreement (the “Purchase Agreement”) with Harbin Shengtong Engineering Plastics Co., Ltd. (“Harbin Shengtong”), pursuant to which Harbin Xinda purchased from Harbin Shengtong the right to the use of land in an aggregate of 198,913.7 square meters located in South Harbin Industrial Park, PRC (the “Property”), and the construction project currently in progress on the Property, for an aggregate purchase price of RMB 94,997,800 (approximately $14.6 million) to be paid in three installments upon the completion of certain milestones.  Please refer to the Company’s Form 8-K filed on May 9, 2011 for details.

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

On December 24, 2008, NB Telecom acquired all of the outstanding capital stock of Favor Sea Limited (“Favor Sea BVI”), a British Virgin Islands corporation, whose assets, held through its subsidiary Hong Kong Engineering Plastics Company Limited (“HK Engineering Plastics”), 100% of the registered capital of Harbin Xinda Macromolecule Material Co., Ltd. (“Harbin Xinda”), a limited liability company established under the laws of the People’s Republic of China (“China” or “PRC”).

Harbin Xinda is a manufacturer and developer of modified plastics. We believe that Harbin Xinda is one of the primary modified plastics manufacturers for automotive applications in the PRC, developing and producing made-to-order modified plastics and providing after-sales services to such automotive brands as Audi, Red Flag, VW Golf, and Mazda.

Results of Operations

Comparing Three Months Ended March 31, 2011 and 2010:

The following table sets forth information from our statements of operations for the three months ended March 31, 2011 and 2010, in dollars:

	For the Three Months Ended March 31,
	2011	2010

Sales	$76,138,290	$50,036,431
Cost of Sales	57,633,888	38,139,725
Gross Profit	18,504,402	11,896,706
Operating Expense	3,917,388	3,497,557
Operating Income	14,587,014	8,399,149
Interest Expense, net	346,461	406,039
Changes in fair value of warrants and embedded derivatives	541,457	5,121,654
Net Income	11,906,122	13,082,356
Comprehensive Income	$13,086,026	$13,100,001

Net sales

During the three months ended March 31, 2011, we had net sales of $76,138,290, as compared with net sales of $50,036,431 during the same period in 2010, an increase of $26,101,859, or 52.2%, due to our increased and expanded sales both in volume and of new variety of products to our existing and new customers as a result of the high market demand supported by our newly acquired production lines in December 2010. The automobile market in China is the primary market for our products, and it continued to expand in the first quarter of 2011, mainly due to the increasing automobile consumption of passenger cars in Northeastern China, our traditional core regional market, as well as Northern and Eastern China, our expanding regional markets in China. We intend to continue to capitalize on this growth trend during the rest of 2011.

Cost of Sales and Gross Margin

During the three months ended March 31, 2011, we had cost of sales of $57,633,888, as compared with cost of sales of $38,139,725 during the same period in 2010, an increase of approximately $19,494,163, or 51.11%, reflecting the increase in net sales. Gross profit rose to $18,504,402 for the three months ended March 31, 2011, or a 55.54% increase, as compared with $11,896,706 during the same period in 2010. Our gross margin increased to 24.30% during the three months ended March 31, 2011 from 23.78% during the three months ended March 31, 2010. The increase was mainly attributed to the increased sales of our high-end products as a percentage to total sales as a result of our efforts of developing and selling more high value-added automotive modified plastics.

Operating Expenses

Our operating expenses were $3,917,388 during the three months ended March 31, 2011, as compared with $3,497,557 during the three months ended March 31, 2010, an increase of $419,831, or approximately 12%. The increase in operating expenses was principally due to the increase of $778,725 in research and development expenses which reflects our increased efforts in new products development, offset by the decrease in general and administration expenses.

Interest Expense, Net

Interest expense decreased by $59,578, or 14.7%, from $406,039 during the three months ended March 31, 2010 to $346,461 for the three months ended March 31, 2011. The decrease in interest expense resulted from the repayment of some borrowings with higher interest rates as well as obtaining new borrowings at lower interest rates.

Change in Fair Value of Warrants and Derivative Liabilities

Change in fair value of warrant and derivative liabilities was $541,457 during the three months ended March 31, 2011, as compared to $5,121,654 for the three months ended March 31, 2010, a decrease of $4,580,197 or approximately 89.4% due to the change of fair value of warrants and embedded conversion feature related to the private placement in December 2009 and common stock registered direct offering in October 2010.

Income Tax

Income tax was $2,880,080 during the three months ended March 31, 2011, as compared to $22,732 for the same period of 2010, an increase of $2,857,348, or approximately 12,570%.  The increase was primarily due to the expiration of a tax exemption enjoyed by Research Institute which was deregistered in December 2010 and the increased taxable income during the three months ended March 31, 2011.

Net Income

As a result of the factors described above, we generated net income of $11,906,122 during the three months ended March 31, 2011, as compared with net income of $13,082,356 during the three months ended March 31, 2010.

Comprehensive Income

As a result of a currency translation adjustment, our comprehensive income was $13,086,026 during the three months ended March 31, 2011, as compared with comprehensive income of $13,100,001 during the three months ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had $30,835,761 in cash and cash equivalents, as compared to $22,720,766 as of December 31, 2010, resulting in an increase in cash and cash equivalents of $8,114,995. The net increase in cash and cash equivalents for the period was mainly due to cash provided by financing and operations, more specifically, the increase of accounts and other payables and the decrease in accounts receivable and other receivables, offset by the increase in advances to suppliers, in addition to the net increase in proceeds of short-term bank loans.

Operations

For the three months ended March 31, 2011, cash provided by operations was $1,432,991, as compared to cash used in operations of $5,513,638 for the same period in 2010. The primary reason for the change was mainly due to the increase of taxes payable and decrease in restricted cash, accounts receivable and other receivables, offset by the increase in advances to suppliers.

Investments

Cash used in investing activities was $81,067 for the three months ended March 31, 2011 as compared to cash used in investing activities of $8,839 for the three months ended March 31, 2010.  The investment was for the purchase of machinery and office equipment for increased  production capacity.

Financing

For the three months ended March 31, 2011, net cash provided by financing activities was $6,339,051 as compared to net cash provided by financing activities of $3,799,299 for the same period in 2010. Increase in cash provided by financing activities was mainly due to the increase in bank loans, which were used to fund the rapid growth of our business, and advances from related parties.

Based on past performance and current expectations, we believe our cash and cash equivalents and cash generated from operations will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations for at least the next 12 months.

The majority of the Company’s revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the PRC. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. The Company does not engage in currency hedging. Inflation has not had a material impact on the Company’s business.

Off-Balance Sheet Arrangements

Neither the Company nor any of its subsidiaries has any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on their financial condition or results of operations.

Critical Accounting Policies

This section should be read together with the Summary of Significant Accounting Policies included as Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

Principles of consolidation

The consolidated financial statements for the three months ended March 31, 2011 and 2010 include the accounts of China XD Plastics, Favor Sea (BVI), Favor Sea (US) Inc. (“Favor Sea (US)”), HK Engineering Plastics and Harbin Xinda. The consolidated financial statements for the three months ended March 31, 2011 also include the accounts of Engineering Center, Software Development, Material Research Center and Testing Technical Co. The consolidated financial statements for the three months ended March 31, 2010 also include the accounts of Research Institute. They are collectively referred to as the “Company”.  The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  All significant inter-company balances and transactions are eliminated in consolidation.

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

Revenue recognition

The Company’s revenue recognition policies are in compliance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC 605”) “Revenue Recognition”.  In accordance with FASB ASC 605, revenues are recognized when the four following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the delivery is completed, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured.

Revenue from sales of products is recognized when the products are considered delivered when they reach the customers’ location and are accepted by customers, which is the point when the customers take ownership and assume risk of loss, and when collectability is reasonably assured. The Company does not provide its customers with the right of return. However, the Company allows for an exchange of products or return if the products are defective.  For the periods presented, defective product returns were immaterial. All sales are based on firm customer orders with fixed terms and conditions, which generally cannot be modified.

Revenue is recognized net of value added tax (“VAT”).  Enterprises or individuals who sell commodities, engage in repairs and maintenance or import or export goods in the PRC are subject to VAT in accordance with the PRC laws. The VAT standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products.

Revenue from the technology services that are generally sold based upon purchase orders or contracts with the customers with fixed or determinable prices does not include any right of return or other similar provisions or other significant post-delivery obligations. Revenue for services is recognized as the services are rendered and when collectability is reasonably assured.

Inventories

Inventories are stated at the lower of cost or market with cost determined using the weighted average method. Inventories comprise raw materials, packing materials, work-in-progress, and finished goods. Management periodically compares the cost of inventories with the market value and an allowance is made to write down the inventories to their respective market values, if lower than cost. No allowance for inventories was considered necessary for the three months ended March 31, 2011 and 2010.

Stock Based Compensation

The Company accounts for stock-based compensation arrangements using the fair value method in accordance with (“FASB ASC 718 “Compensation-Stock Compensation”. FASB ASC 718 requires that the fair value of share awards issued, modified, repurchased or cancelled after implementation, under share-based payment arrangements, is measured as of the date the award is issued, modified, repurchased or cancelled. The resulting cost is then recognized in the statement of income and comprehensive income over the service period.

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

Accounting for embedded conversion feature

The Company applied FASB ASC 815 to account for the embedded conversion features related to its  Series C preferred stock.  The embedded conversion feature is a derivative that must be bifurcated from the host instrument and accounted for at fair value with changes in fair value recorded in earnings.

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

As a result of its interpretation of FASB ASC 815-40, the Company concluded that the warrants issued in the October 2010 registered direct offering should be treated as a derivative liability because the warrants are entitled to a net cash settlement provision if the Company fails to cause the transfer agent to timely transmit to the holder a certificate or certificates representing the shares of common stock upon exercise pursuant to the clause “Compensation for Buy-In on Failure to Timely Deliver Certificates Upon Exercise”. Pursuant to FASB ASC 815, derivatives are measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at each reporting period.

Therefore, the Company accounted for the warrants as derivative liabilities under FASB ASC 815.  Pursuant to FASB ASC 815, derivatives are measured at fair value and re-measured at fair value with changes in fair value recorded in earnings at the end of each reporting period.

Recent accounting pronouncements

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805)”, which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU No. 2010-29 is effective for business combinations for which the acquisition date is after December 15, 2010. The Company believes that the adoption of ASU No. 2010-29 may impact the Company in connection with future business combinations, if it conducts any.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

The material weaknesses could result in a misstatement of the aforementioned accounts or disclosures that might result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. However, giving full consideration to these material weaknesses, we performed adequate analyses and procedures, including among other things, and in addition to the remediation initiatives the Company has implemented as identified in our Annual Report on From 10-K for the fiscal year ended December 31, 2010, transaction reviews and account reconciliations in order to provide assurance that our unaudited consolidated financial statements included in this Quarterly Report were prepared in accordance with generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. As a result of these procedures, we concluded that the unaudited consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on March 31, 2011. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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

China XD Plastics Company Limited

Date: May 12, 2011	/s/ Jie Han
Jie Han Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2011	/s/ Taylor Zhang
Taylor Zhang Chief Financial Officer (Principal Accounting and Financial Officer)