Form 10-Q
period 2011-06-30
China XD Plastics Co Ltd
filed 2011-08-15
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 10, 2011, there were 47,628,367 issued and outstanding shares of the issuer’s common stock.

CHINA XD PLASTICS COMPANY LIMITED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA XD PLASTICS COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	June 30, 2011	December 31, 2010

ASSETS

Current assets:
Cash and cash equivalents		$46,860,085	$22,720,766
Notes receivable		563,710	402,405
Accounts receivable - net of allowance for doubtful receivables of
$47,052 and $33,136, respectively	3	30,723,563	28,615,995
Prepaid expenses and other receivables		72,038	431,074
Inventories	4	19,133,623	25,257,083
Due from related parties	10	-	75,732
Advances to employees	5	444,740	559,546
Advances to suppliers	2	35,735,868	31,937,098
Taxes receivable		339,893	116,882

Total current assets		133,873,520	110,116,581

Property, plant and equipment, net	6	48,172,412	49,038,103

Deposit to acquire land use rights and construction in progress	7	12,827,230	-

Deposit to acquire plant and equipment	8	4,643,046	-

Intangible asset, net	9	246,726	244,417

Total assets		$199,762,934	$159,399,101

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short term loans	11	$30,633,889	$21,204,700
Accounts payable		269,879	736,667
Other payables		2,406,534	2,314,966
Accrued expenses		584,726	522,304
Taxes payable		4,424,434	72,289
Due to an employee		360,000	360,000
Due to related parties	10	1,949,889	1,769,145
Deferred revenue		6,537	77,397
Dividends payable		792,060	792,120

Total current liabilities		41,427,948	27,849,588
Other liabilities
Deferred income tax liabilities - non-current	12	21,755,246	21,525,274
Common stock warrant purchase liabilities	13,14	3,020,058	5,719,130
Embedded conversion feature liabilities	13	364	905

Total other liabilities		24,775,668	27,245,309

Total liabilities		66,203,616	55,094,897

Series C convertible redeemable preferred stock: 2 shares issued and outstanding
as of June 30, 2011 and December 31, 2010	13	1,829	1,829

Commitments and contingencies	19

Stockholders' equity

Series B Preferred Stock, $0.0001 par value, 50,000,000 shares authorized,
1,000,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010	16	100	100
Common Stock, $0.0001 par value, 500,000,000 shares authorized, 47,628,367
shares issued and outstanding as of June 30, 2011 and December 31, 2010	16	4,762	4,762
Additional paid-in-capital		69,318,833	69,040,386
Retained earnings		51,153,023	24,866,352
Statutory surplus reserve fund		6,919,145	6,919,145
Accumulated other comprehensive income		6,161,626	3,471,630

Total stockholders' equity		133,557,489	104,302,375

Total liabilities and stockholders' equity		$199,762,934	$159,399,101

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

		For the Six Months Ended June 30,		For the Three Months Ended June 30,
	Note	2011	2010	2011	2010

Sales		$164,332,409	$112,047,102	$88,194,119	$62,010,671

Cost of sales		(123,781,159)	(85,345,782)	(66,147,271)	(47,206,057)

Gross profit		40,551,250	26,701,320	22,046,848	14,804,614
		24.68%	23.83%	25.00%	23.87%
Operating expenses
Research and development expenses	2	5,327,807	3,344,188	3,043,910	1,839,016
Selling expenses		439,744	213,205	256,127	121,826
General and administrative expenses		3,131,981	16,704,288	1,682,107	14,803,282
Total operating expenses		8,899,532	20,261,681	4,982,144	16,764,124

Operating income (loss)		31,651,718	6,439,639	17,064,704	(1,959,510)

Other income (expenses)
Interest expenses, net		(794,859)	(683,303)	(448,398)	(277,264)
Other income		98,629	45,611	94,384	39,050
Other expense		(234)	(17,498)	(181)	(1,261)
Changes in fair value of warrants and embedded derivatives	13,14	2,699,613	4,408,886	2,158,156	(712,768)
Total other income (expenses)		2,003,149	3,753,696	1,803,961	(952,243)

Income (loss) before income taxes		33,654,867	10,193,335	18,868,665	(2,911,753)

Provision for income taxes	12	(7,368,136)	(67,351)	(4,488,056)	(44,619)

Net income (loss)		$26,286,731	$10,125,984	$14,380,609	$(2,956,372)

Other comprehensive income
Foreign currency translation adjustment		2,689,996	545,510	1,510,092	527,865

Comprehensive income (loss)		$28,976,727	$10,671,494	$15,890,701	$(2,428,507)

Net income (loss)	18	$26,286,731	$10,125,984	$14,380,609	$(2,956,372)

Dividend to Series C preferred stockholders	18	$(60)	$(2,723,337)	$(30)	$(162,421)

Net income (loss) attributable to common stockholders	18	26,286,671	7,402,647	14,380,579	(3,118,793)

Basic and diluted earnings (loss) per common share
Basic	18	$0.55	$0.17	$0.30	$(0.07)
Diluted	18	$0.52	$0.14	$0.30	$(0.07)

Weighted average common share outstanding
Basic	18	47,737,651	41,879,104	47,548,367	43,503,930
Diluted	18	47,828,321	42,314,977	47,548,367	43,503,930

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2011	2010

Cash flows from operating activities
Net income	$26,286,731	$10,125,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,415,153	1,654,318
Deferred income tax benefits	(229,880)	-
Stock-based compensation expense	278,447	14,546,859
Change in fair value of warrants and derivative liabilities	(2,699,613)	(4,408,886)
Gain on disposals of property, plant and equipment	(13,879)	(24,210)
Changes in assets and liabilities:
(Increase) decrease in -
Restricted cash	-	(8,790,261)
Notes receivables	(150,911)	110,160
Accounts receivable and other receivables	(1,067,809)	(9,796,539)
Prepaid expenses	(2,103)	27,398
Inventories	6,589,219	(7,251,562)
Advances to employees	79,224	147,178
Advances to suppliers	(3,076,902)	(3,435,512)
Taxes receivable	(217,975)	(163,321)
Increase (decrease) in -
Accounts payable and other payables	(616,253)	10,949,088
Due to an employee	-	360,000
Accrued expenses	53,899	(433,007)
Taxes payable	4,300,783	1,967
Deferred revenue	(71,693)	7,376,768

Net cash provided by operating activities	31,856,438	10,996,422

Cash flows from investing activities
Deposits to acquire land use rights and construction in progress	(12,680,373)	-
Deposits to acquire plant and equipment	(4,589,888)	-
Purchase of property, plant and equipment	(361,698)	(255,188)
Proceeds from sales of property, plant and equipment	40,531	324,014

Net cash (used in) provided by investing activities	(17,591,428)	68,826

Cash flows from financing activities
Dividends paid on Series C preferred stock	(120)	(1,621,433)
Proceeds from short term bank loan	30,283,168	-
Repayment of short term loans	(21,412,341)	(1,172,035)
Proceeds from bank acceptance notes	-	5,860,174
Repayment to related parties loan	-	(556)
Proceeds from related parties loan	255,147	508,289

Net cash provided by financing activities	9,125,854	3,574,439

Effect of exchange rate changes on cash and cash equivalents	748,455	142,204

Net increase in cash and cash equivalents	24,139,319	14,781,891

Cash and cash equivalents, beginning of period	22,720,766	6,850,784

Cash and cash equivalents, end of period	$46,860,085	$21,632,675

Supplemental disclosures of cash flow information:

Interest paid	$815,992	$664,519
Income taxes paid	$3,664,701	$88,981

Non-cash investing and financing activities:
Embedded conversion feature reclassified to equity upon conversion	$-	$15,495,392
Preferred stock converted to common stock	$-	$13,889,648
Stock options/ restricted shares granted	$278,447	$14,546,859
Acquisition of property, plant and equipment	$542,234	$255,188
Less: cash paid	(361,698)	(255,188)
Non-cash investing activities	$180,536	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

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

On December 24, 2008, NB Telecom acquired all of the outstanding capital stock of Favor Sea Limited (“Favor Sea (BVI)”), a British Virgin Islands corporation, whose assets, held through its subsidiaries, are 100% of the registered capital of Harbin Xinda Macromolecule Material Co., Ltd. (“Harbin Xinda”), a limited liability company established under the laws of the People’s Republic of China (“China” or “PRC”) and Harbin Xinda’s former wholly-owned subsidiary, Harbin Xinda Macromolecule Material Research Institute (the “Research Institute”). Harbin Xinda is engaged in the development, manufacture and marketing of modified plastics, primarily for use in the automotive industry. Harbin Xinda’s offices and manufacturing facilities are located in China.

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

•
The record date for the Reverse Split was set for December 31, 2008. The record holders of NB Telecom’s common stock on the date of December 31, 2008 were subject to a 124.1:1 Reverse Split with fractional shares to be rounded up to one hundred round lots, with the round-up shares to be deducted from certain designated shareholders by NB Telecom.

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

China XD Plastics, through its indirectly owned subsidiary, Harbin Xinda, is primarily engaged in the business of research and development, manufacture, and distribution of modified and engineering plastic pellets used in automotive parts through its manufacturing facility and its former wholly owned research laboratory, the Research Institute, a separate entity established in the PRC on November 9, 2007 and deregistered in December 2010.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

In December 2010, our management determined that the Research Institute could not meet the Company’s development needs, such as meeting the standards to be a National Enterprise Technology Center. China XD Plastics, through its indirectly owned subsidiary, Harbin Xinda, deregistered the Research Institute under the laws of the PRC. On December 8, 2010, Harbin Daoli District Science and Technology Bureau (“STB”) approved the deregistration application of the Research Institute and its liquidation process in accordance with relevant registration regulations set by the Bureau of Civil Affairs (Note 12).

In March 2011, China XD Plastics, through its indirectly owned subsidiary, Harbin Xinda, invested RMB 3 million (approximately $0.5 million) to establish a new subsidiary under the laws of the PRC, Harbin Xinda Macromolecule Materials Testing Technical Co., Ltd ("Testing Technical").  Testing Technical performs testing services for macromolecule material and engineering plastics products to provide the technical support for the Company.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six months ended June 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements for the six months ended June 30, 2011 and 2010 include the accounts of China XD Plastics, Favor Sea (BVI), Favor Sea (US), HK Engineering Plastics, Engineering Center and Harbin Xinda. The consolidated financial statements for the six months ended June 30, 2011 also include the accounts of Software Development, Material Research Center and Testing Technical. The consolidated financial statements for the six months ended June 30, 2010 also included the accounts of Research Institute. They are collectively referred to as the “Company”. The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  All significant inter-company balances and transactions are eliminated in consolidation.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.  The Company did not have any cash equivalents at June 30, 2011 and December 31, 2010. As of June 30, 2011 and December 31, 2010, the Company placed RMB denominated bank deposits equivalent to USD 46,575,060 and USD 21,886,085, respectively, with financial institutions in the PRC. As of June 30, 2011 and December 31, 2010, the Company placed US dollar denominated bank deposits of USD 78,283 and USD 74,924, respectively with a financial institution in the U.S. In addition, As of June 30, 2011 and December 31, 2010, the Company placed US dollar denominated bank deposits of USD 197,157 and USD 725,626 with financial institutions in the PRC.

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

Inventories

Inventories are stated at the lower of cost or market with cost determined by the weighted average method. Inventories comprise raw materials, packing materials, work-in-progress, and finished goods. Management periodically compares the cost of inventories with the market value and an allowance is made to write down the inventories to their respective market values, if lower than cost. No allowance for inventories was considered necessary for the six months ended June 30, 2011 and 2010.

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management estimates that property, plant and equipment have a 5% residual value.  The estimated useful lives are as follows:-

Plant and buildings	39 years
Machinery, equipment and automobiles	5-10 years

An appropriate proportion of the depreciation of property, plant and equipment attributable to manufacturing activities is capitalized as part of the cost of inventory, and expensed in cost of sales when the inventory is sold. Costs incurred in the construction of property, plant and equipment, including an allocation of interest expense incurred, are capitalized and transferred into their respective asset category when the assets are ready for their intended use, at which time depreciation commences.

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

Advances to Suppliers

Advances to suppliers represent payments made and recorded in advance for goods and services supplied. The Company makes advance payments to raw materials suppliers. In order to maintain a long-term relationship with the suppliers, the Company frequently makes advance payments from one and a half months to three months ahead. The advances to suppliers were $35,735,868 and $31,937,098 as of June 30, 2011 and December 31, 2010, respectively.

Impairment of Long-lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amounts of assets exceed their estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amounts of the assets exceed the fair value of the assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. No impairment loss was recorded for the six months ended June 30, 2011 and 2010, respectively.

Intangible Asset

Intangible asset consists of land use right which is stated at cost less amortization. Amortization is computed using the straight-line method, based on the period over which the right is granted by the relevant authorities in Heilongjiang Province, PRC. Amortization expense was recorded in general and administrative expenses.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

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
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

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

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the PRC government. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current PRC government.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2011 and December 31, 2010 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2011, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

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

Cost of sales

Costs of sales are comprised principally of costs of raw materials, packing materials, labor, utilities, depreciation and write-down of inventory to lower of cost or market.

Selling, general and administrative expenses

Selling expenses consist primarily of costs of payroll, benefits, commissions for sales representatives and outbound freight and advertising expense.

General and administrative expenses are comprised principally of payroll and benefits costs for administrative employees, rent and operating costs of office premises, depreciation and amortization, and other administrative expenses.

Outbound freight, which is cost incurred to physically move product from the Company’s premises to the premises designated by the customers, is classified as selling expenses. Handling costs, which are costs incurred to store, move and prepare products for shipment, are classified as cost of sales. $254,996 and $91,434 of outbound freight were classified in selling expenses for the six months ended June 30, 2011 and 2010.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development Expenses

Research and development expenses are costs associated with developing the Company’s intellectual property. Research and development costs are expensed as incurred. The costs of equipment that are acquired or constructed for research and development activities and have alternative future uses are classified as plant and equipment and depreciated over their estimated useful lives The research and development expenses for the six months ended June 30, 2011 and 2010 were $5,327,807 and $3,344,188, respectively. The research and development expenses for the three months ended June 30, 2011 and 2010 were $3,043,910 and $1,839,016, respectively.

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of June 30, 2011 and December 31, 2010, the Company determines the fair value of the derivative liabilities associated with the issuances of the Series C preferred stock and direct offering of common shares with the assistance of an independent third party valuation firm.  We use an option-pricing model that incorporates the Company’s stock price and risk-free interest rate as well as assumptions regarding a number of highly complex and subjective variables, which includes but is not limited to the Company’s expected stock price volatility over the term of the derivative liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	As of June 30, 2011
Description	Total	Level 1	Level 2	Level 3
	US$	US$	US$	US$

Common stock warrant purchase liabilities	3,020,058	-	3,020,058	-

Embedded conversion feature liabilities	364	-	364	-

Total	3,020,422	-	3,020,422	-

	As of December 31, 2010
Description	Total	Level 1	Level 2	Level 3
	US$	US$	US$	US$

Common stock warrant purchase liabilities	5,719,130	-	5,719,130	-

Embedded conversion feature liabilities	905	-	905	-

Total	5,720,035	-	5,720,035	-

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

Comprehensive Income

In accordance with ASC 220, “Comprehensive Income” which requires disclosure of all components of comprehensive income and loss on an annual and interim basis, comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income arose from the changes in foreign currency exchange rates.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive income is comprised of net income (loss) and other comprehensive income. Other comprehensive income includes foreign currency translation adjustments due to the exchange rate fluctuations from transactions denominated in Chinese RMB, the functional currency of our subsidiaries in China, which is different than the US dollar, which is our reporting currency.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, accounts and notes receivable. The Company does not require collateral or other security to support these receivables.  The Company conducts periodic reviews of its customers' financial condition and customer payment practices to minimize collection risk on accounts receivable.   As of June 30, 2011 and December 31, 2010, the Company had credit risk exposure of uninsured cash in banks of approximately $46,860,085 and $22,720,766, respectively.

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

Foreign Currency Translation

The functional currency of the Company is US dollars, Renminbi (“RMB”) is the functional currency of its subsidiaries in China, and its reporting currency is U.S. dollars.  In accordance with FASB ASC 830 “Foreign Currency Matters”, the subsidiaries in China’s balance sheet accounts are translated into U.S. dollars at the year-end or period end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise.  Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the consolidated statement of income and comprehensive income as incurred. These amounts were immaterial for all the periods presented. For the six months ended June 30, 2011 and 2010, the Company recorded a gain of $2,689,996 and $545,510 on foreign currency adjustments, respectively, due to appreciation of the RMB against the US Dollar. For the three months ended June 30, 2011 and 2010, the Company recorded a gain of $1,510,092 and $527,865 on foreign currency adjustments, respectively, for the same reason.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

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

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-05, Comprehensive income (Topic 220), Presentation of Comprehensive Income. ASU 2011-05 increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. For a public entity, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU will only affect the presentation of comprehensive income and will not change the composition or calculation of comprehensive income.

Note 3. ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables resulting from sales of products during the normal course of business. Accounts receivable as of June 30, 2011 and December 31, 2010 amounted to $30,723,563 and $28,615,995, respectively.

The Company collaborates directly with its end users on new product development, product certifications and post-sales support. Sales contracts are usually signed directly between the Company and its end users. However, due to the nature of this industry, the Company also regularly uses distributors to sell its products to various end users. This arrangement with distributors can greatly assist to ensure timely collections of Company accounts receivable and reduce the Company’s selling and administrative costs.  The Company believes that all of the accounts receivable outstanding from these distributors are collectible (See Note 17).

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 3. ACCOUNTS RECEIVABLE (Continued)

The changes in allowance for doubtful receivables are summarized as follows:

	As of
	June 30, 2011	December 31, 2010
	US$	US$

Beginning balance	33,136	166,095
Additions (Deduction)	13,916	(132,959)

Ending balance	47,052	33,136

The changes in allowance for doubtful receivables are recorded in general and administrative expenses.

Note 4. INVENTORIES

Inventories consist of the following:

	As of
	June 30, 2011	December 31, 2010
	US$	US$

Raw materials	13,012,127	10,665,068
Work-in-progress	65,386	935,282
Finished goods	5,998,387	13,632,381
Packing supplies	57,723	24,352
Total	19,133,623	25,257,083

No allowance for inventories was made for the six months ended June 30, 2011 and 2010.

Note 5. ADVANCES TO EMPLOYEES

Advances to employees represent motor vehicle loans and cash advances to employees to purchase raw materials or equipment and other supplies for normal business purposes. Advances to employees as of June 30, 2011 and December 31, 2010 amounted to $444,740 and $559,546, respectively.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 6. PROPERTY, PLANT AND EQUIPMENT, NET

The details of property, plant and equipment are as follows:

	As of
	June 30, 2011	December 31, 2010
	US$	US$

Machinery and equipment	47,352,823	46,259,596
Automobiles	132,462	169,987
Plant and buildings	4,138,680	4,025,178
Sub-total	51,623,965	50,454,761
Less: accumulated depreciation	(8,642,404)	(6,088,372)

Construction in progress	5,190,851	4,671,714
Total	48,172,412	49,038,103

Certain property, plant and equipment have been pledged for short term loans (See Note 11).

Note 7. DEPOSIT TO ACQUIRE LAND USE RIGHTS AND CONSTRUCTION IN PROGRESS

On May 9, 2011, Harbin Xinda, a subsidiary of Company, entered into a land use rights and construction project purchase agreement (the “Land and CIP Purchase Agreement”) with Harbin Shengtong Engineering Plastics Co. Ltd. (“Harbin Shengtong”), pursuant to which Harbin Xinda purchased from Harbin Shengtong the land use rights to an aggregate of 198,895.7 square meters located in South Harbin Industrial Park, PRC (the “Property”), and the construction project currently in progress on the Property (the “Project”), for an aggregate purchase price of RMB 94,997,800 (approximately USD 14,698,716), including RMB 75,845,800 (approximately USD 11,735,386) for the transfer of the land use rights and RMB 19,152,000 (approximately USD 2,963,330) for the construction in progress already present on the Property, to be paid in three installments upon the completion of certain milestones detailed below.  Harbin Xinda has also paid RMB 7,062,100 (USD 1,091,844) management fees to Harbin Shengtong, which is repayable by Harbin Shengtong if the construction does not meet Harbin Xinda’s expectation.

Subsequent to the signing of the Land and CIP Purchase Agreement, on June 1, 2011, Harbin Xinda entered into a Cooperation Agreement (the “Cooperation Agreement”) with Harbin Shengtong, pursuant to which the parties confirmed their specific rights and obligations with respect to the Property and the Project, including, among other things, that Harbin Shengtong will manage the construction of the new buildings comprising the Project in accordance with Harbin Xinda’s construction plans, design requirements and budget, as more fully set forth in the Agreement. After the completion of the Project, and after Harbin Xinda completes its Project inspection for acceptance, Harbin Shengtong shall transfer the land use rights and the ownership of the buildings contained on the Property to Harbin Xinda.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 7. DEPOSIT TO ACQUIRE LAND USE RIGHTS AND CONSTRUCTION IN PROGRESS (Continued)

The total cost of the land use rights and Project is approximately RMB 435,000,000 (approximately USD 67,306,205), which includes: (i) RMB 75,845,800 (approximately USD 11,735,386) for the transfer of the land use rights (see above), which was already paid as deposit, (ii) the total cost of RMB 350,000,000 (approximately USD 54,154,417) including RMB 19,152,000 (approximately USD 2,963,330) for the construction in progress already present on the Property and completion of the construction of the Project, and (iii) a construction management fee of RMB 10,000,000 (approximately USD 1,547,269).

As of June 30, 2011, the Company had paid a deposit to Harbin Shengtong of RMB 82,907,900 (equivalent to USD 12,827,230), including RMB 75,845,800 (equivalent to USD 11,735,386) for the land use rights, and RMB 7,062,100 (equivalent to USD 1,091,844) for the management fees for the initial phase of the Project.

Note 8. DEPOSIT TO ACQUIRE PLANT AND EQUIPMENT

On June 13, 2011, the Company, through its subsidiary, Material Research Center (“Purchaser”) entered into an equipment purchase contract with Harbin Jiamu Import and Export Trading Co., Ltd. (“Seller”), pursuant to which, Harbin Xinda will purchase various equipment for RMB 278,043,900 (equivalent to approximately $43,020,873). The equipment is expected to be delivered by September 30, 2011. The Company agreed to make a 30% deposit of the total purchase price by July 31, 2011.

As of June 30, 2011, the Company has made a deposit of RMB 30,010,000 (equivalent to USD 4,643,046) for purchasing the equipment. (See Note 19).

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 9. INTANGIBLE ASSET (Continued)

Net intangible asset as of June 30, 2011 and December 31, 2010 was as follows:

	As of
	June 30, 2011	December 31, 2010
	US$	US$

Land use right	282,533	276,590
Less: accumulated amortization	(35,807)	(32,173)
Total	246,726	244,417

Amortization expense, recorded in general and administrative expenses, amounted to $2,910 and $2,787 for the six months ended June 30, 2011 and 2010, respectively.  Amortization expenses for the next five years are estimated to be approximately $5,700 each year. The land use right has been pledged for short term loans (See Note 11).

Note 10. RELATED PARTY TRANSACTIONS

Amounts due to (+) and due from (-) affiliates are as follows:

	As of
	June 30, 2011	December 31, 2010
	US$	US$
Harbin Xinda High-Tech Co., Ltd. (“Xinda High-tech)	180,744	(75,732)
Ms. Qiuyao Piao (“Ms. Piao”)	1,769,145	1,769,145
Total	1,949,889	1,693,413

Prior to the reverse merger, Ms. Piao owned 100% of Favor Sea (BVI) indirectly via XD Engineering, the former sole shareholder of Favor Sea (BVI).  Xinda Hi-Tech is an affiliated company owned by the spouse of Mr. Han, who was the major shareholder of Harbin Xinda before the ownership was transferred to HK Engineering Plastics.

On September 20, 2008, Harbin Xinda signed an agreement with Xinda High-Tech to acquire all of the assets of Xinda High-Tech, including plant and buildings, land use rights, machinery and equipment for a total amount of RMB 240,000,000 (approximately USD 35,136,006 at date of signing). Harbin Xinda was required to make two installment payments of the full purchase price of RMB 50,000,000 by the end of December 31, 2008 and the remaining balance of RMB 190,000,000 by the end of September 30, 2009 if all assets purchased are transferred to the Company.  On May 1, 2009, Harbin Xinda and Xinda High-Tech agreed to rescind the agreement.

Prior to signing of the above-mentioned agreement, the Company rented the buildings and equipment of Xinda High-Tech for the purpose of its production expansion. The lease term was from May 1, 2008 to April 30, 2011. The lease payment was for a total of RMB 2,000,000 per year. The lease contract was cancelled when Harbin Xinda and Xinda High-Tech rescinded the agreement on May 1, 2009 and at the same time, Harbin Xinda and Xinda High-Tech re-signed a new lease agreement for the office and factory space at No. 9 Dalian North Road, Haping Road Centralized District, Harbin Development Zone, Harbin, Heilongjiang, China. The leased space is 23,893.53 square meters and the term of the lease is from May 1, 2009 to April 30, 2012. The lease payment remains at RMB 2,000,000 per year. In the six months ended June 30, 2011 and 2010, the Company recorded $152,945 and $146,505 respectively, for the rent expenses.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 10. RELATED PARTY TRANSACTIONS (Continued)

On May 18, 2010, Engineering Center signed an agreement with Xinda High-Tech to rent an office building from Xinda High-Tech located at No. 9 Dalian North Road, Haping Road Centralized District, Harbin Development Zone, Harbin, Heilongjiang, China. The lease term was from June 1, 2010 to May 31, 2013, with lease space of 2,801.19 square meters.  The lease payment is RMB 200,000 per year.  In the six months ended June 30, 2011 and 2010, the Company recorded $15,295 and $2,549 for the rent expenses, respectively.

Ms Piao, Qiuyao, the majority owner of XD Engineering Plastic as of June 30, 2011, advanced to the Company $1,769,145 which represents a U.S. dollar denominated interest free loan provided by Ms. Piao to fund the Company’s working capital. The loan is unsecured and does not have specific terms of repayment and was recorded as due to related party as of June 30, 2011 and December 31, 2010, respectively. HK Engineering Plastics intends to repay the loan by the end of  2011.

Note 11. SHORT TERM LOANS

The short-term loans include the following:

	As of
	June 30, 2011	December 31, 2010
	US$	US$
a) Loan payable to Bank of Communications one year term from December 13, 2010 to April 26, 2011 bears interest of 5% above the prime rate* set by Central Bank of China	-	1,514,622
b) Loan payable to Bank of Communications one year term from April 28, 2010 to April 26, 2011 bears interest rate of 5% above the prime rate* set by Central Bank of China	-	4,543,864
c) Loan payable to Longjiang Bank one year term from February 22, 2010 to February 21, 2011 bears a fixed interest rate of 5.441% per year	-	4,543,864
d) Loan payable to Longjiang Bank one year term from February 22, 2010 to February 21, 2011 bears a fixed interest rate of 5.441% per year	-	4,543,864
e) Loan payable to Longjiang Bank one year term from May 25, 2010 to February 21, 2011 bears a fixed interest rate of 5.441% per year	-	3,029,243
f) Loan payable to Longjiang Bank one year term from April 29, 2010 to February 21, 2011 bears a fixed interest rate of 5.441% per year	-	3,029,243
g) Loan payable to Bank of Communications one year term from January 13, 2011 to January 13, 2012 bears interest at the prime rate* set by Central Bank of China	9,282,997	-
h) Loan payable to Bank of Communications one year term from January 18, 2011 to January 18, 2012 bears interest at the prime rate* set by Central Bank of China	6,188,665	-
i) Loan payable to Longjiang Bank one year term from March 8, 2011 to March 7, 2012 bears a fixed interest rate of 6.06% per year	4,641,498	-
j) Loan payable to Longjiang Bank one year term from March 8, 2011 to March 7, 2012 bears a fixed interest rate of 6.06% per year	7,735,831	-
k) Loan payable to Longjiang Bank one year term from April 29, 2011 to April 20, 2012 bears a fixed interest rate of 6.31% per year	773,583
l) Loan payable to Longjiang Bank one year term from April 29, 2011 to April 20, 2012 bears a fixed interest rate of 6.31% per year	2,011,315
Total	30,633,889	21,204,700

* The prime rate set by Central Bank of China as of June 30, 2011 was 6.31% (December 31, 2010: 5.81%).

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 11. SHORT TERM LOANS (Continued)

The one-year short term loan of $9,282,997 and $6,188,665 between Harbin Xinda and Bank of Communications is secured by Xinda High-Tech’s pledge of certain of its machinery and guaranteed by Mr. Han and his wife.

The one-year short term loan of $4,641,498 between Harbin Xinda and Longjiang Bank for the period from March 8, 2011 to March 7, 2012 is secured by Materials Research Centre’s pledge of certain of its machinery.

The one-year short term loan of $7,735,831 between Harbin Xinda and Longjiang Bank for the period from March 8, 2011 to March 7, 2012 is secured by Harbin Xinda’s pledge of certain of its machinery.

The one-year short term loan of $773,583 between Harbin Xinda and Longjiang Bank for the period from April 29, 2011 to April 20, 2012 is secured by Harbin Xinda’s pledge of certain of its land use right.

The one-year short term loan of $2,011,315 between Harbin Xinda and Longjiang Bank for the period from April 29, 2011 to April 20, 2012 is secured by Harbin Xinda’s pledge of certain of its land use right and buildings.

Interest expense for the Company’s short term loans totaled $815,992 and $664,519 for the six months ended June 30, 2011 and 2010, respectively.

Note 12. TAXATION

(a) Corporation Income Tax (“CIT”)

No provision for income tax for China XD Plastics and Favor Sea (US) has been made as they incurred losses for the six months ended June 30, 2011 and 2010.

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

Harbin Xinda was granted high-tech enterprise status from January 1, 2008 to November 20, 2011. A high-technology enterprise is entitled to a preferential income tax rate of 15%. Upon the renewal of the certificate of high-tech enterprise by November 20, 2011, the Company will be able to apply the preferential income tax rate of 15% from January 1, 2011 to December 31, 2013.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 12. TAXATION (continued)

Income for Engineering Center, Material Research Center, Software Development and Testing Technical are subject to a 25% statutory tax rate under the current tax laws in the PRC. Income for Research Institute was exempt from taxation.

For the six months ended June 30, 2011 and 2010, the current and deferred components of the income tax expense appearing in the consolidated statements of income and comprehensive income are as follows:

	2011	2010
	US$	US$
Current tax	7,598,016	67,351
Deferred tax	(229,880)	-
Total	7,368,136	67,351

The following table reconciles the statutory rates to the Company’s effective tax rate for the six months ended June 30, 2011 and 2010:

	2011	2010
PRC statutory rate	25.00%	25.00%
Effect of tax rates in different jurisdiction	0.50%	35.06%
Effect of non-deductible expenses	0.34%	3.33%
Effect of non-taxable income	(3.41%)	(14.70%)
Changes in valuation allowance	0.65%	2.79%
Effect of tax exemption of PRC subsidiaries	(3.29%)	(50.73%)
Underprovision in prior year	2.10%

Effective income tax rate	21.89%	0.66%

(b) Deferred Tax

As of June 30, 2011 and December 31, 2010, China XD Plastics and Favor Sea (US) had accumulated net operating loss carryforwards for United States federal tax purposes of approximately $2,639,759  and $1,991,527, respectively, that are available to offset future taxable income.  Realization of the net operating loss carryforwards is dependent upon future profitable operations.  In addition, the carryforwards may be limited upon a change of control in accordance with Internal Revenue Code Section 382, as amended.  Accordingly, management has recorded a valuation allowance to reduce deferred tax assets associated with the net operating loss carryforwards to zero at June 30, 2011 and December 31, 2010.  The net operating loss carryforwards expire in years 2027 through 2030.

In December 2010, due to the Research Institute’s ineligibility to meet standards of National Enterprise Technology Center, China XD Plastics, through its indirectly owned subsidiary, Harbin Xinda, deregistered the Research Institute under the laws of the PRC., Simultaneous with the completion of the Research Institute liquidation process, the local government approved the Research Institute’s transfer of its remaining assets of RMB 568,466,136 (USD 83,990,741) at their carrying amount to the Material Research Center, which is treated as a government grant and the amount of RMB 568,466,136 (USD 83,990,741) was recorded as other income.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 12. TAXATION (Continued)

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

As of June 30, 2011, the movement of deferred tax assets (+) /deferred tax liabilities (-) consists of:

June 30, 2011
US$
Balance as of January 1, 2011	(21,525,274)
Deferred tax credit	229,880
Exchange difference	(459,852)

Net operating loss carry forwards	897,518)
Less: valuation allowance	(897,518

Balance of June 30, 2011, Net	(21,755,246)

(c) Business Tax

General business tax of 5% is levied on technology service revenue.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 13. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK

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
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

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
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 13. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

As of June 30, 2011, 15,186 out of total 15,188 shares of Series C preferred stock were converted into 3,301,300 shares of common stock. No conversion took place during the six months ended June 30, 2011.

Dividend to Holders of Series C Preferred Stock

During the six months ended June 30, 2011 and 2010, the Company has made cash dividend payments of $120 and $1,621,433 to the holders, respectively.

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

During the six months ended June 30, 2010, 15,186 out of 15,188 shares Series C preferred stock were converted into 3,301,300 shares of common stock. The conversion resulted in a fair value gain of $3,082,922 recorded in earnings and a credit of $15,495,392 to additional paid-in capital. No conversion took place during the six months ended June 30, 2011.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 13. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

The Company calculated the fair value of the embedded conversion feature at June 30, 2011 to be $364 using the Black-Scholes option pricing model using the following assumptions:

•	conversion price of $4.6
•	risk free rate of return of 0.32%
•	volatility of 52.03%
•	dividend yield of 6.0%
•	expected term of 1.4 years

The movements of embedded conversion feature are summarized as follows:

US$
Issuance of preferred stock on December 1, 2009	16,812,682

Adjustment to fair value change	1,985,377

Balance as of December 31, 2009 and January 1, 2010	18,798,059

Conversion of preferred stock to common shares	(10,150,803)

Adjustment to fair value change upon conversion	(8,644,782)
Adjustment to fair value change	(1,569)
Balance as of December 31, 2010 and January 1, 2011	905
Adjustment to fair value change	(541)
Balance as of June 30, 2011	364

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
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

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

Series A warrants

On October 4, 2010, the Company issued 3,333,334 shares of common stock and warrants to purchase a total of 1,666,667 shares of common stock to investors pursuant to a registered direct offering (see Note 14).  In accordance with the above “down-round protection” provision, the Company had an independent valuation firm to appraise the fair value of the Series A Warrants that were outstanding to determine the appropriate adjustment to the exercise price. The exercise price of the Series A Warrants was adjusted to $4.90 in accordance with the provisions in the Purchase Agreement for financial reporting purpose.

The Company estimated the fair value of the Series A warrants at June 30, 2011 to be $2,593,673 compared to the fair value of $3,915,133 as of December 31, 2010, with the assistance of an independent valuation firm, using the Black-Scholes option-pricing model and the following assumptions:

•	exercise price of $4.9
•	risk free rate of return of 1.02%
•	volatility of 72.2%
•	dividend yield of 0%
•	expected term of 3.4 years

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 13. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

The volatility of 72.2 % used to calculate the fair value of Series A warrants and placement agent warrants was determined based on similar public entities for which share price information is available for a longer period than that of our own shares.

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

Since the Placement Agent Warrants contain the same terms as the Investor Warrants, the Placement Agent Warrants are also entitled to the benefits of the “Down-round protection” provisions, which means that the Placement Agent Warrants will also need to be accounted for as a derivative under FASB ASC 815 with changes in fair value recorded in earnings at each reporting period.  As of June 30, 2011, the total fair value of the Placement Agent Warrants was $215,881, compared to the fair value of $329,637 as of December 31, 2010.

The registered holders of the Investor and Placement Agent Warrants are entitled to exercise their warrants at any time or times on or after the date immediately after the six month anniversary until the sixty month anniversary after the issuance date.

The Company estimated the fair value of the Placement Agent Warrants as of June 30, 2011 with the assistance of an independent valuation firm using the Black-Scholes option-pricing model and the following assumptions:

•	exercise price of $5.5
•	risk free rate of return of 1.02%
•	volatility of 72.2%
•	dividend yield of 0%
•	expected term of 3.4 years

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 13. SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (Continued)

The movement of common stock warrant purchase liabilities is summarized as follows:

	Series A warrants US$	Placement Agent warrants US$	Total US$
Issuance of common stock warrants on December 1, 2009	$6,500,059	$577,123	$7,077,182

Adjustment to fair value change	748,844	66,487	815,331

Balance as of December 31, 2009 and January 1, 2010	7,248,903	643,610	7,892,513

Adjustment to fair value change	(3,333,770)	(313,973)	(3,647,743)

Balance as of December 31, 2010 and January 1, 2011	3,915,133	329,637	4,244,770
Adjustment to fair value change	(1,321,460)	(113,756)	(1,435,216)
Balance as of June 30, 2011	$2,593,673	$215,881	$2,809,554

Allocation of proceeds on December 1, 2009

The fair value of the embedded conversion feature and warrants of $23,312,741 was recorded as follows:-

i)	the Company recorded a deemed preferred stock dividend of $13,891,477;
ii)
the excess of the fair values of the embedded conversion feature and warrants over the net proceeds received of $9,421,264 was charged to changes in fair value of warrants and embedded derivatives in the statement of income and comprehensive income.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 14. COMMON STOCK DIRECT OFFERING

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

Rodman & Renshaw acted as placement agent and received (i) a placement fee in the amount equal to 5% of the gross proceeds from the sale of shares of common stock and related warrants in this offering, plus ii) warrants to purchase 166,667 shares of common stock.  The placement agent warrants are on substantially the same terms as the purchaser warrants except that the placement agent warrants have an exercise price equal to $7.50 per share, and an exercise period ending on July 6, 2013.  The Company also reimbursed the Placement Agent for all out-of-pocket expenses incurred in connection with the offering, which was limited to the lesser of 0.8% of the gross proceeds raised by the Company or $25,000.

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 14. COMMON STOCK DIRECT OFFERING (Continued)

The Company estimated the fair value of the warrants using the Black Scholes option-pricing model and available information that management deems most relevant.

Investor Warrants

The Company estimated the fair value of investor warrants at June 30, 2011 to be $99,008 compared to the fair value of $1,127,768 as of December 31, 2010, with the assistance of an independent valuation firm using the Black-Scholes option-pricing model and the following assumptions:

•	exercise price of $6
•	risk free rate of return of 0.04%
•	volatility of 50.0%
•	dividend yield of 0%
•	expected term of 0.3 years

Placement Agent Warrants

The Company estimated the fair value of placement agent warrants at June 30, 2011 to be $111,496 compared to the fair value of $346,592 as of December 31 2010, with the assistance of an independent valuation firm using the Black-Scholes option-pricing model using the following assumptions:

•	exercise price of $7.5
•	risk free rate of return of 0.46%
•	volatility of 59.3%
•	dividend yield of 0%
•	expected term of 2.02 years

The volatility used to calculate the fair value of investor and placement agent warrants was determined based on similar public entities for which share price information is available for a longer period than that of our own shares.

Allocation of Proceeds

The following summarized the allocation of $18,821,504 net proceeds to the common stock and the Warrants:

i)	Investor Warrant: $3,664,722
ii)	Placement Agent Warrant: $506,320
iii)	Common Stock: $14,650,462

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 14. COMMON STOCK DIRECT OFFERING (Continued)

The movement of common stock warrant purchase liabilities is summarized as follows:

	Investor warrants US$	Placement Agent warrants US$	Total US$
Issuance of common stock warrants on October 4, 2010	$3,664,722	$506,320	$4,171,042

Adjustment to fair value change	(2,536,954)	(159,728)	(2,696,682)

Balance as of December 31, 2010 and January 1, 2011	1,127,768	346,592	1,474,360

Adjustment to fair value change	(1,028,760)	(235,096)	(1,263,856)

Balance as of June 30, 2011	$99,008	$111,496	$210,504

Note 15. STOCK-BASED COMPENSATION

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

The fair value of the stock-based compensation expense amortized for the six months ended June 30, 2011 and 2010 was $278,447 and $1,191,027, respectively.

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 15. STOCK-BASED COMPENSATION (Continued)

In accordance with ASC Topic 718, the Options should be accounted for in the Company’s consolidated financial statements as share-based payments awarded to an employee by a related party as compensation for services rendered.

All the revenue targets have been achieved from 2008 to 2010 and the corresponding compensation expenses have been fully recognized as of December 31, 2010.

During the six months ended June 30, 2011 and 2010, $-0- and $13,355,832 stock compensation expense was recorded.

On February 23, 2010 and July 5, 2011,  Mr. Han exercised his option to acquire 250 shares, or  25%  and 750 shares or 75% of the total outstanding equity in XD Engineering respectively, at the determined exercise price.

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

Following is a summary of the stock option activity:

	Number of Options Outstanding	Weighted Average Exercise Price US$	Weighted Average Fair Value US$	Aggregate Intrinsic Value US$
Balance as of December 31, 2010	445,500	8.01	2.24	-
Outstanding as of June 30, 2011	445,500	8.01	2.24	1,692,900
Exercisable as of June 30, 2011	-	-	-	-
Unvested as of June 30, 2011	445,500	8.01	2.24	1,692,900

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 15. STOCK-BASED COMPENSATION (Continued)

During the six months ended June 30, 2011, compensation expense of $164,757 (2010: $Nil) was recognized.

The aggregate intrinsic value in the table above represents the total intrinsic value (i.e., the difference between the Company’s closing stock price of $4.21 on June 30, 2011 and the exercise price, multiplied by the number of options) that would have been received by the option holders had all option holders exercised their options on June 30, 2011.  None of the options vested during the year. The weighted average remaining contractual term of the outstanding options at June 30, 2011 was 2 years.

As of June 30, 2011, $699,245 of total unrecognized compensation cost related to stock options is expected to be recognized over 2.17 years.

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

A summary of the restricted stock unit activity is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Price per Share	Aggregated Fair Market Value

Balance at December 31, 2010	99,856	$6.57	$656,054

Vested	(19,856)	6.57	(130,454)
Balance at June 30, 2011 (granted but not yet vested)	80,000	6.57	525,600

As of June 30, 2011, 5,444,620 share-based awards were available for grant.

Note 16. STOCKHOLDERS’ EQUITY

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 16. STOCKHOLDERS’ EQUITY (Continued)

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

During the six months ended June 30, 2010, 15,186 shares series C preferred stock were converted into 3,301,300 shares of common stock.  No conversion took place during the six months ended June 30, 2011.

On August 7, 2010, the Company’s compensation committee granted 99,856 shares of restricted stock to its four (4) independent directors, two directors, certain executive officers and employees.

On August 7, 2010, the Company’s compensation committee granted 445,500 shares of the Company’s common stock to two directors and certain executive officers and employees. One-third (1/3) of the options will vest yearly on a calendar basis over a three-year period commencing on the date of grant. The exercise price shall be the greater of (i) $8.01 or (ii) 85% of the fair market value as determined under the Company’s stock option plan on the date of the grant.

On October 8, 2010, the Company issued 3,333,334 shares of common stock to investors (see Note 14).

As of June 30, 2011, there were 47,628,367 shares of common stock issued and outstanding.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 16. STOCKHOLDERS’ EQUITY (Continued)

(b) Preferred Stock

There are also 1,000,000 shares of Series B Preferred Stock issued and outstanding, and all of the issued and outstanding shares of Series B Preferred Stock have voting power equal to 40% of the total voting power of all of the issued and outstanding shares of the common stock.

Note 17. SIGNIFICANT CONCENTRATION

Three (3) major vendors provided approximately 94% of the Company’s purchases of raw materials for the six months ended June 30, 2011, with each vendor individually accounting for approximately 34% and 34% and 26%, respectively.

Two (2) major vendors provided approximately 99% of the Company’s purchases of raw materials for the six months ended June 30, 2010, with each vendor individually accounting for approximately 50% and 49%, respectively.

The advances to the vendors were $34,078,219 and $31,771,758 as of June 30, 2011 and December 31, 2010, respectively.

Three (3) major vendors provided approximately 94% of the Company’s purchases of raw materials for the three months ended June 30, 2011, with each vendor individually accounting for 37%, 30% and 27%, respectively. Two (2) major vendors provided approximately 99% of the Company’s purchases of raw materials for the three months ended June 30, 2010, with each vendor individually accounting for 52% and 47%, respectively.

Sales to three major distributors accounted for approximately 61% of the Company’s sales for the six months ended June 30, 2011, with each distributor individually accounting for 35%, 13% and 13%, respectively.

Sales to two major distributors accounted for approximately 70% of the Company’s sales for the six months ended June 30, 2010, with each distributor individually accounting for 58% and 12%, respectively.

Sales to four major distributors accounted for approximately 74% of the Company’s sales for the three months ended June 30, 2011, with each distributor individually accounting for 36%, 13% 13% and 12%, respectively.

Sales to three major distributors accounted for approximately 77% of the Company’s sales for the three months ended June 30, 2010, with each distributor individually accounting for 53%, 13% and 11%, respectively.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 18. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share (“EPS”) information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating securities”). Our unvested shares and Series C preferred stock are considered “participating securities” because they include non-forfeitable rights to dividends. In applying the two-class method, earnings are allocated to both common stock shares and participating securities based on their respective weighted-average shares outstanding for the period. Diluted EPS information may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is also calculated using the two-class method. Basic and dilutive earnings per share for the quarter ended March 31, 2010 and for the year ended December 31, 2011 will be reduced by $0.02 per share, respectively.

The following table sets forth the computation of basic EPS for the periods indicated:

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010

Numerator
Net income (loss) attributable to China XD	$26,286,731	$10,125,984	$14,380,609	$(2,956,372)
Less: Dividend paid
-Series C preferred shares	(60)	(2,723,337)	(30)	(162,421)
Undistributed earnings	26,286,671	7,402,647	14,380,579	(3,118,793)
Less:
Earnings allocated to participating Series C preferred shares	(239)	(253,583)	(131)	-

Earnings allocated to participating unvested shares	(46,265)	(131,685)	(24,154)	-

Net income (loss) allocated to common stockholders	$26,240,167	$7,017,379	$14,356,294	$(3,118,793)

Denominator:
Weighted average shares of common stock	47,737,651	41,879,104	47,548,367	43,503,930

Basic earnings (loss) per common stock	$0.55	$0.17	$0.30	$(0.07)

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 18. EARNINGS (LOSS) PER SHARE (Continued)

The following table sets forth the computation of dilutive EPS for the periods indicated:

	Six Months Ended June 30,		Three Months Ended June 30,
Numerator	2011	2010	2011	2010
Net income (loss) allocated to common stockholders as reported in Basic EPS	$26,240,167	$7,017,379	$14,356,294	$(3,118,793)
Changes in fair value of derivative liabilities-Series A investor warrants	(1,321,460)	(1,017,907)	-	-

Changes in fair value of derivative liabilities-Series A placement agent warrants	-	(90,377)	-	-

Net income (loss) allocated to common stockholders	$24,918,707	$5,909,095	$14,356,294	$(3,118,793)

Denominator:
Weighted average shares of common stock as reported in Basic EPS	47,737,651	41,879,104	47,548,367	43,503,930
Dilutive effect of Series A investor warrants	90,670	409,428	-	-

Dilutive effect of Series A placement agent warrants	-	26,445	-	-

Weighted average shares of common stock	47,828,321	42,314,977	47,548,367	43,503,930
Dilutive earnings (loss) per common stock	$0.52	$0.14	$0.30	$(0.07)

The Company identified a mathematical error in the computation of dilutive earnings per common stock in prior periods' financial statements, in which the Company did not deduct the changes in fair values of warrants from net income attributable to common stockholders for the purpose of calculation of dilutive earnings per common stock.  As a result, the presentation of the US GAAP dilutive earnings per common stock for the quarter ended March 31, 2010, December 31, 2010 and March 31, 2011, and for the year ended December 31, 2010 will be reduced by $0.04 per share, $0.05 per share, $0.01 per share and $0.08 per share, respectively.  This adjustment only impacted the statement of income below the operating line and is non-cash in nature.  It had no effect on total assets, total liabilities, net income or cash flows as previously reported.

The Company had outstanding common stock purchase warrants of 3,271,291 and 1,437,957 as of June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011, the Series A warrants issued to investors  in connection with Series C preferred stock were dilutive and included in diluted weighted average share calculation, because the market price was higher than the exercise price. However, the warrants issued to placement agents in connection with Series C preferred stock and Series C warrants and placement agent warrants of the October 2010 direct offering were anti-dilutive and not included in weighted average share calculation because the exercise price was higher than the market price.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 18. EARNINGS (LOSS) PER SHARE (Continued)

For the six months ended June 30, 2010, the Series A warrants issued to investors and the warrants issued to the placement agent in connection with Series C preferred stock were dilutive and included in diluted weighted average share calculation, because the market price was higher than the exercise price.

Note 19. COMMITMENTS AND CONTINGENCIES

Office Rent

As of June 30, 2011, the Company leased buildings, facilities and office buildings in Harbin and the leases will expire from April 30, 2012 to May 31, 2013.  Rental expenses for the six months ended June 30, 2011 and 2010 amounted to $168,240 and $146,505, respectively. The rental expenses are included in general and administrative expenses.

As of June 30, 2011, the Company rented an office in the U.S. and the lease will expire on March 30, 2013. Rental expenses for the six months ended June 30, 2011 and 2010 amounted to $37,961 and $48,420, respectively

The future minimum lease payments under the above mentioned leases as of December 31, 2011 are as follows:

Year ending December 31,	US$
2011	$203,488
2012	202,186
2013	30,043
Total	$435,717

Capital Contribution

As of June 30, 2011, HK Engineering Plastics had a commitment in respect of capital contribution to Harbin Xinda of approximately $15,236,098 (RMB 98,477,000), which has to be paid by September 2012.

Renovation of Plant Facilities

As of June 30, 2011, the Company had a commitment of $763,221 (RMB 4,933,000) for  renovation of plant facilities.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 19. COMMITMENTS AND CONTINGENCIES (Continued)

Acquiring Land Use Rights and Construction in Progress

Pursuant to the Agreement of land use rights and construction project from Harbin Shengtong (See Note 7), the Company has a commitment of paying RMB 352,092,100 (approximately USD  54,478,122) upon the completion of the major buildings of the construction project satisfactory to the Company after the Company accepts, upon its inspection, such buildings and puts them into use.  (See Note 7)

Acquiring Plant and Equipment

On June 13, 2011, the Company, through its subsidiary, Materials Research Centre’s (“Purchaser”) entered into an equipment purchase contract (amended on July 10, 2011) with Harbin Jiamu Import and Export Trading Co., Ltd. (“Seller”), pursuant to which, Harbin Xinda will purchase various equipment at a consideration of RMB 278,043,900 (equivalent to USD 43,018,210). The equipment is expected to be delivered by September 30, 2011, and the Company agreed to make the 30% of the total purchase price at RMB 83,413,170 by July 31, 2011 as the deposit, 40% of the total purchase price of RMB 111,217,560 by October 10, 2011 upon the delivery of all equipment, 25% of the total purchase price of RMB 69,510,975 by November 25, 2012, and the retention of  5% of the total purchase price of RMB 13,902,195 by November 25, 2012.

As of June 30, 2011, the Company has paid RMB 30,010,000 (equivalent to USD 4,643,046) to Seller and has a commitment to pay the remaining RMB 248,033,900 (equivalent to USD 38,375,164) according to the above schedule (See Note 8).

Note 20. SUBSEQUENT EVENTS

Raw Materials Purchase

On July 30, 2011, Harbin Xinda entered into two raw material purchase contracts with two suppliers, pursuant to which, Harbin Xinda will purchase a variety of raw materials for RMB 53,820,400 (equivalent to approximately USD 8,326,949).

Notes Payable Contracts

On August 1, 2011, Harbin Xinda entered into a loan contract with Harbin Branch of Xingye Bank pursuant to which, Harbin Xinda was granted a credit line of approximately USD 10,830,213 (RMB 70,000,000,) with an interest rate equal to the prime rate on the day of drawdown, repayable from August 2, 2011 to July 31, 2012 and was guaranteed by Xinda High-Tech and Mr. Han.  Harbin Xinda is also required to place a security deposit of 50% of the loan amount with the bank.

On August 2, 2011, Harbin Xinda obtained a note payable of approximately USD 6,188,665 (RMB 40,000,000) pursuant to the above credit line for raw materials purchase.  The note term is from August 2, 2011 to February 2, 2012.

On August 8, 2011, Harbin Xinda obtained a note payable of approximately USD 4,641,520 (RMB 30,000,000) pursuant to the above credit line for raw materials purchase.  The note term is from August 8, 2011 to February 8, 2012.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

Note 20. SUBSEQUENT EVENTS (Continued)

On August 15, 2011, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with MSPEA Modified Plastics Holding Limited, a Cayman Islands company and an affiliate of Morgan Stanley (“MSPEA”), XD. Engineering Plastics Company Limited, our largest shareholder (“XDE”), and Mr. Jie Han, our chairman and Chief Executive Officer (“Mr. Han”).  Pursuant to the Securities Purchase Agreement, MSPEA will, subject to the terms and conditions set forth therein, purchase from us 16,000,000 shares (the “Purchased Shares”) of our series D junior convertible preferred stock, par value US$0.0001 per share (the “Series D Preferred Stock”), for an aggregate purchase price of US$100 million.

Also on August 15, 2011, XDE and Mr. Han, the two stockholders of the Company who collectively hold a majority of the combined voting power of our voting securities, adopted resolutions by written consent approving the relevant transaction documents and all transactions contemplated by the transaction documents.  Such approval will become effective no earlier than 20 days after an information statement is sent to our stockholders pursuant to Rule 14C of the Securities Exchange Act of 1934, as amended, and is the only stockholder approval required by the Nasdaq Stock Market Listing Rules of the transactions contemplated by the transaction documents.

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

Harbin Xinda is a manufacturer and developer of modified plastics. We believe that Harbin Xinda is one of the primary modified plastics manufacturers for automotive applications in the PRC, developing and producing made-to-order modified plastics and providing after-sales services to such automotive brands as Audi, Red Flag, VW Golf, Toyota, BMW, Mazda and Haifei Alternative Energy Vehicle.

Recent Events

On August 15, 2011, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with MSPEA Modified Plastics Holding Limited, a Cayman Islands company and an affiliate of Morgan Stanley (“MSPEA”), XD. Engineering Plastics Company Limited, our largest shareholder (“XDE”), and Mr. Jie Han, our chairman and Chief Executive Officer (“Mr. Han”). Pursuant to the Securities Purchase Agreement, MSPEA will, subject to the terms and conditions set forth therein, purchase from us 16,000,000 shares (the “Purchased Shares”) of our series D junior convertible preferred stock, par value US$0.0001 per share (the “Series D Preferred Stock”), for an aggregate purchase price of US$100 million.

Also on August 15, 2011, XDE and Mr. Han, the two stockholders of the Company who collectively hold a majority of the combined voting power of our voting securities, adopted resolutions by written consent approving the relevant transaction documents and all transactions contemplated by the transaction documents. Such approval will become effective no earlier than 20 days after an information statement is sent to our stockholders pursuant to Rule 14C of the Securities Exchange Act of 1934, as amended, and is the only stockholder approval required by the Nasdaq Stock Market Listing Rules of the transactions contemplated by the transaction documents.

Comparing Three Months Ended June 30, 2011 and 2010:

The following table sets forth information from our statements of operations for the three months ended June 30, 2011 and 2010, in dollars:

	Three Months Ended June 30,		$	%
	2011	2010	Change	Change

Cost of Sales	$(66,147,271)	(47,206,057)	(18,941,214)	40.1%
Gross Profit	22,046,848	14,804,614	7,242,234	48.9%
Operating Expenses	(4,982,144)	(16,764,124)	(11,781,980))	(70.3)%

Operating Income (Loss)	17,064,704	(1,959,510)	19,024,214	(970.9)%

Interest Expenses, net	(448,398)	(277,264)	(171,134)	61.7%

Other Income, net	94,203	37,789	56,414	149.3%

Changes in Fair Value of Warrants and Embedded Derivatives	2,158,156	(712,768)	2,870,924	(402.8)%

Income Tax Provision	(4,488,056)	(44,619)	(4,443,437)	9,958.66%

Net Income (Loss)	14,380,609	(2,956,372)	17,336,981	(586.4)%

Comprehensive Income (Loss)	$15,890,701	(2,428,507)	18,319,208	(754.3.3)%

Net sales

During the three months ended June 30, 2011, we had net sales of $88,194,119, as compared with net sales of $62,010,671 during the same period in 2010, an increase of $26,183,448, or 42.2%, principally due to approximately 23.5% increase in sales volume and a 15.2% increase in the average selling price of our products. The increase of sales volume was driven by the strong demand of modified plastics in the Chinese market and higher penetration of our business in our traditional markets supported by our newly acquired nine production lines in December 2010. The increase of average selling price was due to the shift of product mix towards higher-end products as well as higher prices for plastic resins in general.

Product Mix

The following table presents the breakdown of revenues in millions of US dollars by product mix:

	Revenues
(in millions, except	Three Months Ended June 30,
Percentage)	2011		2010
	Amount	%	Amount	%	Change in Amount	Change in %
Modified Polypropylene (PP)	$50.79	57.59%	$38.78	62.54%	$12.01	30.97%

Engineering Plastics	14.25	16.16%	10.55	17.01%	3.70	35.07%

Modified Polyamide (PA)	6.34	7.19%	4.02	6.48%	2.32	57.71%

Alloy Plastics	5.90	6.69%	2.87	4.63%	3.03	105.57%

Environment Friendly Plastics	5.63	6.38%	1.72	2.78%	3.91	227.33%

Modified Acrylonitrile Butadiene Styrene (ABS)	5.28	5.99%	4.07	6.56%	1.21	29.73%

Total Revenues	$88.19	100%	$62.01	100%	$26.18	42.22%

The following table presents the product mix breakdown by thousands of metric tons (MT) of modified plastics sold to customers.

(in thousands MTs,	Sales Volume
except percentage)	Three Months Ended June 30,
	2011		2010
	MT	%	MT	%	Change in MT	Change in %
Modified Polypropylene (PP)	26,221	71.82%	22,923	77.53%	3,298	14.39%

Engineering Plastics	2,870	7.86%	2,030	6.86%	840	41.38%

Modified Polyamide (PA)	1,417	3.88%	920	3.11%	497	54.02%

Alloy Plastics	1,841	5.04%	1,158	3.92%	683	58.98%

Environment Friendly Plastics	2,410	6.60%	867	2.93%	1,543	177.97%

Modified Acrylonitrile Butadiene Styrene (ABS)	1,754	4.80%	1,670	5.65%	84	5.03%

Total	36,513	100%	29,568	100%	6,945	23.49%

Cost of Sales and Gross Margin

During the three months ended June 30, 2011, we had cost of sales of $66,147,271, as compared with cost of sales of $47,206,057 during the same period in 2010, an increase of approximately $18,941,214, or 40.1%, reflecting the increase in net sales. The gross profit rose to $22,046,848 for the three months ended June 30, 2011, or a 48.9% increase compared with $14,804,614 during the same period in 2010. Our gross margin increased to 25.00% during the three months ended June 30, 2011 from 23.87% during the three months ended June 30, 2010. The increase was mainly attributed to the increased sales of our high-end products as a percentage of total sales in the second quarter of 2011 due to our efforts in developing and selling more high value-added automotive modified plastics. Such increase in demand was driven by increasing demand for automobiles by Chinese consumers, as well as the increase of plastic content on the per-vehicle-basis in China.

Selling Expenses

Our selling expenses increased by $134,301, or 110.2%, to $256,127 for the three months ended June 30, 2011, from $121,826 for the same period of 2010. As a percentage of sales, selling expenses increased from 0.2% for the three months ended June 30, 2010 to 0.3% for the same period of 2011. The increase of selling expenses was primarily due to an increase in advertising and promotion expenses related to marketing and promotional activities in our existing and new geographic markets.

General and Administrative Expenses

Our general and administrative expenses were $1,682,107 during the three months ended June 30, 2011, compared with $14,803,282 during the three months ended June 30, 2010, a decrease of $13,121,175 or approximately 88.6%. The decrease in general and administrative expenses was principally due to the non-cash stock compensation expense of options granted to Mr. Han of $13,355,832 for the three months ended June 30, 2010, as previously disclosed in our Current Report on Form 8-K on April 14, 2010.

Research and Development Expenses

Research and development expenses were $3,043,910 during the three months ended June 30, 2011 compared with $1,839,016 during the three months ended June 30, 2010, an increase of $1,204,894, or 65.5%, reflecting the increased expenses related to making investments in future new products and obtaining certifications for new product for automotive applications from automobile manufacturers.

Interest Expense, Net

Interest expense increased by $171,134, or 61.7%, from $277,264 during the three months ended June 30, 2010 to $448,398 for the three months ended June 30, 2011. The increase in interest expense resulted from obtaining additional borrowings of approximately $9,989,306 to support the rapid development of our business.

Changes in Fair Value of Warrants and Derivative Liabilities

Changes in fair value of warrants and derivative liabilities was a gain of $2,158,156 during the three months ended June, 2011, as compared to a loss of $712,768 for the three months ended June 30, 2010, primarily due to the change of fair value of warrants issued in connection with the private placement in December 2009 and common stock registered direct offering in October 2010.

Income Tax

Income tax was $4,488,056 during the three months ended June 30, 2011, as compared to $44,619 for the same period of 2010, an increase of $4,443,437, or approximately 9,958.6%. The increase was primarily due to the increased taxable income during the three months ended June 30, 2011 and the expiration of tax exemption of Harbin Xinda Macromolecule Material Research Institute (the “Research Institute”) which was deregistered in December 2010.

Net Income (Loss)

As a result of the above factors, we had a net income of $14,380,609 during the three months ended June 30, 2011, compared with a net loss of $2,956,372 during the three months ended June 30, 2010.

Comprehensive Income (Loss)

As a result of a currency translation adjustment, our comprehensive income was $15,890,701 during the quarter ended June 30, 2011, compared with comprehensive loss of $2,428,507 during the quarter ended June 30, 2010 because the exchange rate fluctuations from translation of our Chinese subsidiaries from Chinese RMB, their functional currency, to US dollar, our reporting currency.

Comparing Six Months Ended June 30, 2011 and 2010:

The following table sets forth information from our statements of operations for the six months ended June 30, 2011 and 2010, in dollars:

	Six Months Ended June 30,		$	%
	2011	2010	Change	Change

Revenues	$164,332,409	112,047,102	52,285,307	46.7%
Cost of Sales	(123,781,159)	(85,345,782)	(38,435,377)	45.0%
Gross Profit	40,551,250	26,701,320	13,849,930	51.9%

Operating Expenses	(8,899,532)	(20,261,681)	(11,362,149))	(56.1)%

Operating Income	31,651,718	6,439,639	25,212,079	391.55.9)%

Interest Expenses, net	(794,859)	(683,303)	(111,556)	16.3%

Other Income, net	98,395	28,113	70,282	250.0%

Changes in Fair Value of Warrants and Embedded Derivatives	2,699,613	4,408,886	(1,709,273)	(38.8)%

Income Tax Provision	(7,368,136)	(67,351)	(7,300,785)	10,839.9%

Net Income	26,286,731	10,125,984	16,160,747	159.6%

Comprehensive Income	$28,976,727	10,671,494	18,305,233	171.5%

Net sales

During the six months ended June 30, 2011, we had net sales of $164,332,409, as compared with net sales of $112,047,102 during the same period in 2010, an increase of $52,285,307, or 46.7%, due to approximately a 34.7% increase in sales volume and an 8.9% increase in the average selling price of our products. The increase of sales volume was driven by the strong demand of modified plastics in the Chinese market and higher penetration of our business in our traditional markets supported by our newly acquired nine production lines in December 2010. The increase of average selling price was due to the shift of product mix towards higher-end products as well as higher prices for plastic resins in general.

Revenues by product mix

The following table presents the breakdown of revenues in millions of US dollars by product mix:

	Revenues
(in millions, except	Six Months Ended June 30,
Percentage)	2011		2010
	Amount	%	Amount	%	Change in Amount	Change in %
Modified Polypropylene (PP)	$99.05	60.27%	$66.18	59.07%	$32.87	$49.67%

Engineering Plastics	25.10	15.28%	20.32	18.13%	4.78	23.52%

Modified Polyamide (PA)	10.98	6.68%	7.66	6.83%	3.32	43.34%

Alloy Plastics	9.63	5.86%	5.79	5.17%	3.84	66.32%

Environment Friendly Plastics	11.26	6.85%	4.13	3.69%	7.13	172.64%

Modified Acrylonitrile Butadiene Styrene (ABS)	8.31	5.06%	7.97	7.11%	0.34	4.27%

Total Revenues	$164.33	100%	$112.05	100%	$52.28	46.66%

The following table presents the product mix breakdown by thousands of metric tons (MT) of modified plastics sold to customers.

	Sales Volume
	Six Months Ended June 30,
	2011		2010
	MT	%	MT	%	Change in MT	Change in %
Modified Polypropylene (PP)	52,418	73.75%	38,992	73.92%	13,426	34.43%

Engineering Plastics	5,315	7.48%	4,108	7.79%	1,207	29.38%

Modified Polyamide (PA)	2,604	3.66%	1,766	3.35%	838	47.45%

Alloy Plastics	3,141	4.42%	2,246	4.25%	895	39.85%

Environment Friendly Plastics	4,661	6.56%	2,051	3.89%	2,610	127.25%

Modified Acrylonitrile Butadiene Styrene (ABS)	2,932	4.13%	3,586	6.80%	(654)	(18.24)%

Total	71,071	100%	52,749	100%	18,322	34.73%

Production Output by product mix

The following table summarizes the production output in tons (MT) by product mix in the first six (6) months of 2011 and 2010:

	Production Output
	Six Months Ended June 30,
	2011		2010
	MT	%	MT	%	Change in MT	Change in %
Modified Polypropylene (PP)	48,526	72.74%	38,938	73.48%	9,588	24.62%

Engineering Plastics	5,095	7.65%	4,223	7.97%	872	20.65%

Modified Polyamide (PA)	2,603	3.90%	1,766	3.33%	837	47.40%

Alloy Plastics	3,591	5.38%	2,244	4.23%	1,347	60.03%

Environment Friendly Plastics	4,211	6.31%	2,274	4.30%	1,937	85.18%

Modified Acrylonitrile Butadiene Styrene (ABS)	2,684	4.02%	3,543	6.69%	(859)	(24.24)%

Total	66,710	100%	52,988	100%	13,722	25.90%

Cost of Sales and Gross Margin

During the six months ended June 30, 2011, we had cost of sales of $123,781,159, as compared with cost of sales of $85,345,782 during the same period in 2010, an increase of approximately $38,435,377, or 45.0%, reflecting the increase in net sales. The gross profit rose to $40,551,250 for the six months ended June 30, 2011, or a 51.9% increase compared with $26,701,320 during the same period in 2010. Our gross margin increased to 24.68% during the six months ended June 30, 2011 from 23.83% during the six months ended June 30, 2010. The increase was mainly attributed to the increased sales of our high-end products as a percentage of total sales due to our efforts of developing and selling more high value-added automotive modified plastics. Such increase in demand was driven by increasing demand for automobiles by Chinese consumers, as well as the increase of plastic content on the per-vehicle-basis in China.

Selling Expenses

Our selling expenses increased by $226,539, or 106.3%, to $439,744 for the six months ended June 30, 2011, from $213,205 for the same period of 2010. As a percentage of sales, selling expenses increased from 0.2% for the six months ended June 30, 2010 to 0.3% for the same period of 2011. The increase of selling expenses was primarily due to an increase in advertising and promotion expenses related to marketing and promotional activities in our existing and new geographic markets.

General and Administrative Expenses

Our general and administrative expenses were $3,131,981 during the six months ended June 30, 2011, compared with $16,704,288 during the six months ended June 30, 2010, a decrease of $13,572,307 or approximately 81.3%. The decrease in general and administrative expenses was principally due to the non-cash stock compensation expense of options granted to Mr. Han of $13,355,832 for the six months ended June 30, 2010, as previously disclosed in Form 8-K on April 8, 2010.

Research and Development Expenses

Research and development expenses were $5,327,807 during the six months ended June 30, 2011 compared with $3,344,188 during the six months ended June 30, 2010, an increase of $1,983,619, or 59.3%, reflecting the increased expenses related to making investments in future new products and obtaining certifications for new products for automotive applications from automobile manufacturers. As of June 30, 2011, the number of ongoing research and development projects undertaken by our research center is 71, from which 51 projects we expect completion that could bring economic benefit in the near term and the remaining 20 projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications.

Interest Expense, Net

Interest expense increased by $111,556, or 16.3%, from $683,303 during the six months ended June 30, 2010 to $794,859 for the six months ended June 30, 2011. The increase in interest expense resulted from obtaining additional borrowings of approximately $9,989,306 to support the rapid development of our business.

Change in Fair Value of Warrants and Derivative Liabilities

Change in fair value of warrant and derivative liabilities was $2,699,613 during the six months ended June 30, 2011, as compared to $4,408,886 for the six months ended June 30, 2010, a decrease of $1,709,273 or approximately 38.8% due to the change of fair value of warrants and embedded conversion feature related to the private placement in December 2009 and common stock registered direct offering in October 2010.

Income Tax

Income tax was $7,368,136 during the six months ended June 30, 2011, as compared to $67,351 for the same period of 2010, an increase of $7,300,785, or approximately 10,839.9%. The increase was primarily due to the increased taxable income during the six months ended June 30, 2011 and the expiration of tax exemption enjoyed by Research Institute which was deregistered in December 2010.

Net Income

As a result of the factors described above, we generated net income of $26,286,731 during the six months ended June 30, 2011, as compared with net income of $10,125,984 during the six months ended June 30, 2010.

Comprehensive Income

As a result of a currency translation adjustment, our comprehensive income was $28,976,727 during the six months ended June 30, 2011, compared with $10,671,494 during the six months ended June 30, 2010, mainly because the exchange rate fluctuations from translation of our Chinese subsidiaries from Chinese RMB, their functional currency, to US dollar, our reporting currency.

Liquidity and Capital Resources

Summary consolidated balance sheet data:
	As of
	June 30,	December 31,		Changes in
	2011	2010	%	Variance	Note
in US$, except for percentages
Cash and cash equivalents	46,860,085	22,720,766	24,139,319	106%
Accounts receivable, net of allowance for doubtful accounts	30,723,563	28,615,995	2,107,568	7%	1)
Inventories	19,133,623	25,257,083	-6,123,460	-24%	2)
Advances to suppliers	35,735,868	31,937,098	3,798,770	12%	3)
Property, plant and equipment, net	48,172,412	49,038,103	-865,691	-2%
Deposit to acquire land use rights and construction in progress	12,827,230	-	NA	%	4)
Deposit to acquire plant and equipment	4,643,046	-	NA		4)
Total assets	199,762,934	159,399,101	40,363,833	25%
Short term bank loans	30,633,889	21,204,700	9,429,189	44%	5)
Accounts payable	269,879	736,667	-466,788	-63%
Tax payable	4,424,434	72,289	4,352,145	6,020%	6)
Other payables	2,406,534	2,314,966	91,568	4%
Due to related parties	1,949,889	1,769,145	180,744	10%

Total current liabilities	41,427,948	27,849,588	13,578,360	49%
Common stock warrant purchase liabilities	3,020,058	5,719,130	-2,699,072	-47%
Total equity	133,557,489	104,302,375	29,255,114	28%

1)	In the six months ended June 30, 2011, the increase in accounts receivables of $2,107,568, mainly as a result of growth of revenues.
Days sales outstanding (“DSO”) is defined as average accounts receivable for the period divided by net sales for the period times 180. DSO increased by 10 days from 22 days for the six months ended June 30, 2010 to 32 days for the same period of 2011, due to slightly slower settlement by our customers. However, there was no uncollected accounts receivable over three months as of June 30, 2011.
2)	The decrease in inventory of $6,123,460 was mainly due to the reduction of finished goods at June 30, 2011 as a result of the increased sales in June 2011.
3)	We increased deposit to suppliers by $3,798,770 during the six month ended June 30, 2011 in anticipation of strong production demand in the third quarter.
4)
The total purchase price for the land use rights and construction project currently in process is RMB 435 million (approximately USD 67 million), of which RMB 352 million or approximately USD 54 million remains to be paid.

5)	As of June 30, 2011, our short term bank loans increased $9,429,189 compared to December 31, 2010 to support our working capital needs in order to meet the rapid development of our business.
6)
The increase in tax payable of $4,352,145 was primarily due to the increased taxable income during the six months ended June 30, 2011 and the expiration of a tax exemption enjoyed by Research Institute which was deregistered in December 2010.

As of June 30, 2011, we had $46,860,085 in cash and cash equivalents, of which $46,781,402 of cash and cash equivalents was held outside of the United States, compared to $22,720,766, of which $22,645,998 of cash and cash equivalents was held outside of the United States, as of December 31, 2010. There was an increase in cash and cash equivalents of $24,139,319. The net increase in cash and cash equivalents between June 30, 2011 and December 31, 2010 was mainly due to cash provided by operations, and more specifically, the decrease in inventory and accounts payables offset by the increase in tax payable, and deposits to acquire land use rights, construction in progress and plant and equipment.

Operations

For the six months ended June 30, 2011, cash provided by operations was $31,856,438, compared to cash provided by operations of $10,996,422 for the same period in 2010. The primary reason for the change was mainly due to (i) increase in net income from $10,125,984 for the six months ended June 30, 2010 to $26,286,731 for the six months ended June 31, 2011, (ii) decrease in inventory of $6,589,219 due to the reduction of inventory stocking; and (iii) increase in tax payable.

Investments

Cash used in investing activities was $17,591,428 for the six months ended June 30, 2011 as compared to cash provided by investing activities of $68,826 for the six months ended June 30, 2010 as we paid deposits of $17,270,261 to acquire land use rights, construction in progress and plant and equipment during the six months ended June 30, 2011.

Financing

For the six months ended June 30, 2011, net cash provided by financing activities was $9,125,854 as compared to net cash used in financing activities of $3,574,439 for the same period in 2010. Increase in cash provided by financing activities is sourced from the proceeds of the short term bank loans.

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

We prepare our financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect our reporting of, among other things, assets and liabilities, contingent assets and liabilities and revenues and expenses. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experiences and other factors that we believe to be relevant under the circumstances. Since our financial reporting process inherently relies on the use of estimates and assumptions, our actual results could differ from our expectations. This is especially true with some accounting policies that require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our audited consolidated financial statements because they involve the greatest reliance on our management’s judgment.

Principles of consolidation

The consolidated financial statements for the six months ended June 30, 2011 and 2010 include the accounts of China XD Plastics, Favor Sea (BVI), Favor Sea (US), HK Engineering Plastics, Engineering Center and Harbin Xinda. The consolidated financial statements for the six months ended June 30, 2011 also include the accounts of Software Development, Material Research Center and Testing Technical. The consolidated financial statements for the six months ended June 30, 2010 also included the accounts of Research Institute. They are collectively referred to as the “Company”. The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  All significant inter-company balances and transactions are eliminated in consolidation.

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

Inventories

Inventories are stated at the lower of cost or market with cost determined by the weighted average method. Inventories comprise raw materials, packing materials, work-in-progress, and finished goods. Management periodically compares the cost of inventories with the market value and an allowance is made to write down the inventories to their respective market values, if lower than cost. No allowance for inventories was considered necessary for the six months ended June 30, 2011 and 2010.

Stock Based Compensation

The Company accounts for stock-based compensation arrangements using the fair value method in accordance with FASB ASC 718 “Compensation-Stock Compensation”. FASB ASC 718 requires that the fair value of share awards issued, modified, repurchased or cancelled after implementation, under share-based payment arrangements, is measured as of the date the award is issued, modified, repurchased or cancelled. The resulting cost is then recognized in the statement of income and comprehensive income over the service period.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-05, Comprehensive income (Topic 220), Presentation of Comprehensive Income. ASU 2011-05 increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. For a public entity, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU will only affect the presentation of comprehensive income and will not change the composition or calculation of comprehensive income.

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

The material weaknesses could result in a misstatement of the aforementioned accounts or disclosures that might result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. However, giving full consideration to these material weaknesses, we performed adequate analyses and procedures, including among other things, and in addition to the remediation initiatives the Company has implemented as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, transaction reviews and account reconciliations in order to provide assurance that our unaudited consolidated financial statements included in this Quarterly Report were prepared in accordance with generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. As a result of these procedures, we concluded that the unaudited consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on March 31, 2011 except the following. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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

The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice in 2005 known as Circular 75 that requires PRC residents, including both legal persons and natural persons, to register with an appropriate local SAFE branch before establishing or controlling any company outside of China, referred to as an offshore special purpose company, for the purpose of acquiring any assets of or equity interest in PRC companies and raising funds from overseas. When a PRC resident contributes the assets or equity interests it holds in a PRC company into the offshore special purpose company, or engages in overseas financing after contributing such assets or equity interests into the offshore special purpose company, such PRC resident must modify its SAFE registration in light of its interest in the offshore special purpose company and any change thereof. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. If these shareholders fail to comply, the PRC subsidiaries of the offshore special purpose company may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company and the offshore parent company may be restricted in its ability to contribute additional capital into its PRC subsidiaries. Moreover, failure to comply with the above SAFE registration requirements could result in liabilities under PRC laws for evasion of foreign exchange restrictions.

We are committed to complying with the Circular 75 requirements and to ensuring that our shareholders who are PRC citizens or residents comply with them. We believe that all of our current PRC citizen or resident shareholders and beneficial owners have completed their required registrations with SAFE. However, we may not at all times be fully aware or informed of the identities of all our beneficial owners who are PRC citizens or residents, and we may not always be able to compel our beneficial owners to comply with the Circular 75 requirements. As a result, we cannot assure you that all of our shareholders or beneficial owners who are PRC citizens or residents will at all times comply with, or in the future make or obtain any applicable registrations or approvals required by, Circular 75 or other related regulations. Failure by any such shareholders or beneficial owners to comply with Circular 75 could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our PRC subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

In addition, the PRC National Development and Reform Commission promulgated a rule in 2004 requiring its approval for overseas investment projects made by PRC entities. However, there exist extensive uncertainties as to the interpretation of this rule with respect to its application to a PRC individual’s overseas investment and, in practice, we are not aware of any precedents that a PRC individual’s overseas investment has been either approved by the National Development and Reform Commission or challenged by the National Development and Reform Commission based on the absence of its approval. Our current beneficial owners who are PRC individuals did not apply for the approval of the National Development and Reform Commission for their investment in us. We cannot predict how and to what extent this will affect our business operations or future strategy.

We may be subject to fines and legal sanctions imposed by SAFE or other Chinese government authorities if we or our Chinese employees or directors fail to comply with recent Chinese regulations relating to employee share options or shares granted by offshore special purpose companies or offshore listed companies to Chinese citizens.

On December 25, 2006, the People’s Bank of China issued the Administration Measures on Individual Foreign Exchange Control, and the corresponding Implementation Rules were issued by SAFE on January 5, 2007. Both of these regulations became effective on February 1, 2007. According to these regulations, all foreign exchange matters relating to employee stock holding plans, share option plans or similar plans with PRC citizens’ participation require approval from SAFE or its authorized branch. On March 28, 2007, SAFE issued the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, Chinese citizens who are granted share options or shares by an offshore listed company are required, through a Chinese agent or Chinese subsidiary of the offshore listed company, to register with SAFE and complete certain other procedures. We are an offshore listed company and as a result we and our Chinese employees who have been granted share options or shares under our incentive plan are subject to the Stock Option Rule.  However, local SAFE at Heilongjiang Province orally confirmed to us that we don’t need to get any prior approval or registration from it, and only verification shall be handled when (i) a foreign exchange account shall be established by us for the purpose of option sale or exercise, and (ii) our employees intend to sell their shares or to purchase foreign currencies to exercise their options.  Therefore, it remains unclear whether we shall get SAFE registration in terms of our incentive plan pursuant to the Stock Option Rule.

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

China XD Plastics Company Limited

Date: August 15, 2011	/s/ Jie Han
Jie Han Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2011	/s/ Taylor Zhang
Taylor Zhang Chief Financial Officer