Form 10-Q/A
period 2010-09-30
China XD Plastics Co Ltd
filed 2011-11-02
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

Explanatory Note

This quarterly report on Form 10-Q is being filed as Amendment No. 1 to our quarterly Report on Form 10-Q (“Amendment No. 1”) which was originally filed on November 12, 2010 with the Securities and Exchange Commission (the “Original 10-Q”) to amend and restate our financial statements and related disclosures for the quarters ended September 30, 2010 and 2009. This amendment is filed solely with respect to the following items:

•	Part I, Item 1- Condensed Consolidated Financial Statements (Unaudited)
        Notes to the Condensed Consolidated Financial Statements (Unaudited)
•	Part I, Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The restatements are related to accounting errors identified in (1) the Company’s condensed consolidated statements of cash flows and (2) calculation of basic and diluted earnings per share. An explanation of the errors and the impact on the Company’s condensed consolidated financial statements is contained in Note 20 to the condensed consolidated financial statements contained in Part I, Item 1 of this report. The following is a brief summary of the accounting errors:

I. Errors in the Condensed Consolidated Statements of Cash Flows:

a)
The Company did not consider the impact of the unpaid amounts relating to property, plant and equipment in preparing the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009;

b)
The Company settled purchase obligations due to its equipment vendors using bank acceptance notes the Company received from its customers. The Company reported such transactions as both operating cash inflows and investing cash outflows, instead of non-cash transactions for the nine months ended September 30, 2010 and 2009;

c)
In 2009, the Company settled a related party loan using bank acceptance notes the Company received from its customers.  The Company reported such transaction as both operating cash inflows and financing cash outflows, instead of non-cash transactions for the nine months ended September 30, 2009.

As a result our cash flows provided by operating activities were restated by decreasing $5,322,903 and $8,341,759 for the nine months ended September 30, 2010 and 2009, respectively; our cash flows used in investing activities were restated by decreasing $5,322,903 and $1,373,628 for the nine months ended September 30, 2010 and 2009, respectively and our cash flows used in financing were restated by decreasing $6,968,131 for the nine months ended September 30, 2009. Furthermore, we included additional disclosure supplement to the condensed consolidated statements of cash flows. Specifically, accrual for purchase of property and equipment were $1,469 and $10,245 as at September 30, 2010 and 2009, respectively; settlement of equipment purchase through bank acceptance notes were $5,876,649 and $1,461,814 for the nine months ended September 30, 2010 and 2009, respectively, and settlement of a related party loan using bank acceptance notes was $6,968,131 for the nine months ended September 30, 2009.

The adjustments had no effect on total assets, total liabilities, net income or cash balances as previously reported.

II. Errors in Earnings Per Share (“EPS”) Calculations:

(a)	The Company did not apply the two-class method in the calculation of diluted earnings per share (“EPS”) in the financial statements for the three and nine months ended September 30, 2010 and 2009;
(b)
The Company identified a mathematical error in the computation of diluted EPS in the financial statements for the three and nine months ended September 30, 2010, in which the Company did not deduct the changes in fair values of warrants from net income attributable to common stockholders in the calculation of diluted EPS.

As a result, the basic EPS was restated by decreasing $0.02 for the nine months ended September 30, 2010 and the diluted EPS was restated by decreasing $0.01 and $0.04 for the three months and nine months ended September 30, 2010, respectively.  The basic EPS was restated by decreasing $0.02 for the nine months ended September 30, 2009.

CHINA XD PLASTICS COMPANY LIMITED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
CHINA XD PLASTICS COMPANY LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	September 30, 2010	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents		$15,475,824	$6,850,784
Notes receivable		333,015	407,487
Accounts receivable - net of allowance for doubtful receivables of
$194,931 and $166,095, respectively	3	15,631,195	8,558,172
Prepaid expenses and other receivables		466,125	253,172
Inventories	4	27,665,735	18,371,485
Due from related parties	8	2,705	-
Advances to employees	5	223,255	512,745
Advances to suppliers		27,212,902	20,245,861
Taxes receivable		644,330	406,755

Total current assets		87,655,086	55,606,461

Property, plant and equipment, net	6	35,302,480	31,083,389

Other assets:
Intangible assets, net	7	242,593	241,945

Total assets		$123,200,159	$86,931,795

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short term loans	9	$20,923,128	$21,678,565
Accounts payable		1,473,126	1,258,459
Other payables	17	3,159,428	714,504
Accrued expenses		213,519	648,358
Taxes payable		63,317	4,134
Due to an employee		360,000	-
Due to related parties	8	2,030,672	148,397
Deferred revenue		155,354	300,296
Dividends payable		792,060	77,396

Total current liabilities		29,170,604	24,830,109
Other liabilities
Common stock warrant purchase liabilities	11	6,696,224	7,892,513
Embedded conversion feature liabilities	11	2,006	18,798,059

Total other liabilities		6,698,230	26,690,572

Total liabilities		35,868,834	51,520,681

Series C convertible redeemable preferred stock: 15,186 and 15,188 shares issued and outstanding
as of September 30, 2010 and December 31, 2009, respectively	11	1,829	13,891,477

Commitments and contingencies	16

Stockholders' equity

Series B Preferred Stock, $0.0001 par value, 50,000,000 shares authorized,
1,000,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009	13	100	100
Common Stock, $0.0001 par value, 500,000,000 shares authorized, 44,295,033 and 40,867,050
shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	13	4,429	4,087
Additional paid-in-capital		59,610,876	15,360,949
Retained earnings		21,903,681	2,160,621
Statutory surplus reserve fund		2,471,007	2,471,007
Accumulated other comprehensive income		3,339,403	1,522,873

Total stockholders' equity		87,329,496	21,519,637

Total liabilities and stockholders' equity		$123,200,159	$86,931,795

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

		For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	Note	2010	2009	2010	2009
		(Restated - Note 20)	(Restated - Notes 18 and 20)	(Restated - Note 20)

Sales		$177,392,985	$94,498,615	$65,345,883	$36,194,459

Cost of sales		(134,419,371)	(73,656,568)	(49,073,589)	(27,777,237)

Gross profit		42,973,614	20,842,047	16,272,294	8,417,222

Operating expenses
Research and development expenses		5,171,324	868,252	1,827,136	370,279
Selling expenses		316,493	224,261	103,288	118,018
General and administrative expenses		18,445,371	8,833,438	1,741,083	3,606,997
Total operating expenses		23,933,188	9,925,951	3,671,507	4,095,294

Operating income		19,040,426	10,916,096	12,600,787	4,321,928

Other income (expenses)
Interest income (expenses)		(993,817)	(1,033,183)	(310,514)	(340,464)
Other income		47,951	62,949	2,340	407
Other expense		(17,549)	(10,937)	(51)	(1,052)
Changes in fair value of warrants and embedded derivatives	11	4,496,950	-	88,064	-
Total other income (expense)		3,533,535	(981,171)	(220,161)	(341,109)

Income before income taxes		22,573,961	9,934,925	12,380,626	3,980,819

Provision for income taxes	10	(184,900)	(30,641)	(117,549)	(24,179)

Net income		$22,389,061	$9,904,284	$12,263,077	$3,956,640

Other comprehensive income
Foreign currency translation adjustment		1,816,530	(46,606)	1,271,020	(19,210)

Comprehensive income		$24,205,591	$9,857,678	$13,534,097	$3,937,430

Basic and diluted earnings per common share
Basic	15	$0.44	$0.40	$0.28	$0.10
Diluted	15	$0.41	$0.25	$0.27	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months ended
	September 30,
	2010	2009
	(Restated - Note 20)	(Restated –Notes 18 and 20)
Cash flows from operating activities
Net income	22,389,061	$9,904,284
Adjustments to reconcile net income to net cash provided by
(used in)operating activities:
Depreciation and amortization	2,482,144	1,457,983
Stock-based compensation expense	14,730,213	6,256,818
Change in fair value of warrants and derivative liabilities	(4,496,950)	-
Loss (gain) on disposals of property, plant and equipment	(24,278)	45,342
Changes in assets and liabilities:
(Increase) decrease in -
Restricted cash	-	3,659,063
Notes receivables	(5,795,307)	(8,245,792)
Accounts receivable and other receivables	(6,975,637)	(995,004)
Prepaid expenses	22,654	(34,796)
Inventories	(8,769,909)	(2,842,260)
Advances to employees	253,518	(341,056)
Advances to suppliers	(6,444,761)	3,287,927
Taxes receivable	(225,426)	(223,483)
Due from related parties	-	(50,389)
Deferred charge	-	377,528
Increase (decrease) in -
Accounts payable and other payables	3,128,867	642,993
Due to an employee	360,000	-
Accrued expenses	(439,738)	(515,740)
Tax payable	58,109	(1,536)
Deferred revenue	(148,476)	(2,528,120)

Net cash provided by operating activities	10,104,084	9,853,762

Cash flows from investing activities
Purchase of property, plant and equipment	(983,753)	(468,678)
Proceeds from sales of property, plant and equipment	324,924	-

Net cash used in investing activities	(658,829)	(468,678)

Cash flows from financing activities
Dividends paid	(1,796,337)	-
Repayment of short term loans	(1,175,328)	(292,725)
Repayment of bank acceptance notes payable	-	(8,049,938)
Repayment to related parties	(2,666)	(360,552)
Proceeds from related parties	1,879,320	562,511

Net cash used in financing activities	(1,095,011)	(8,140,704)

Effect of exchange rate changes on cash and cash equivalents	274,796	(48,035)

Net increase in cash and cash equivalents	8,625,040	1,196,345

Cash and cash equivalents, beginning of period	6,850,784	3,869,035

Cash and cash equivalents, end of period	$15,475,824	$5,065,380

Supplemental disclosures of cash flow information:

Interest paid	$950,483	$1,033,183
Income taxes paid	$67,540	$-

Non-cash investing and financing activities:
Embedded conversion feature reclassified to equity upon conversion	$15,495,392	$-
Common stock issued for preferred stock	$13,889,648	$-
Warrants issued for consulting service	$-	$46,260
Stock options granted to a director	$13,355,832	$3,065,388
Common stock options/restricted shares issued for services	$1,374,381	$3,145,170
Accrual for purchase of property and equipment	$1,469	$10,245
Settlement of equipment purchases using bank acceptance notes	$5,876,649	$1,461,814
Settlement of a related party loan using bank acceptance notes	$-	$6,968,131

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

Note 15. EARNINGS PER SHARE

EPS information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating securities”). Our unvested shares and Series C preferred stock are considered “participating securities” because they include non-forfeitable rights to dividends. In applying the two-class method, earnings are allocated to both common stock and participating securities based on their respective weighted-average shares outstanding for the period. Diluted EPS information may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is also calculated using the two-class method. In applying the two-class method, the basic and diluted EPS were reduced by $0.02, for the nine months ended September 30, 2010. The basic EPS was reduced by $0.02 for the nine months ended September 30, 2009.

The following table sets forth the computation of basic EPS for the periods indicated:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Restated)	(Restated)	(Restated)	(Restated)
Numerator
Net income attributable to China XD	$22,389,061	$9,904,284	$12,263,077	$3,956,640
Less: Dividend paid
-Series C preferred shares	(2,723,397)	-	(60)	-
Undistributed earnings	19,665,664	9,904,284	12,263,017	3,956,640
Less:
Earnings allocated to participating Series C preferred shares	(446,433)	-	(120)	-

Earnings allocated to participating unvested shares	(240,593)	(294,224)	(16,241)	(160,621)

Net income allocated to common stockholders	$18,978,638	$9,610,060	$12,246,656	$3,796,019

Denominator:
Weighted average shares of common stock	42,659,612	23,797,464	44,195,177	39,140,048

Basic earnings per common stock	$0.44	$0.40	$0.28	$0.10

The following table sets forth the computation of dilutive earnings per share for the periods indicated:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator	(Restated)	(Restated)	(Restated)	(Restated)
Net income allocated to common stockholders as reported in Basic EPS	$18,978,638	$9,610,060	$12,246,656	$3,796,019
Change in fair value of derivative liabilities-Series A investor warrants	(1,098,736)	-	(80,828)	-

Change in fair value of derivative liabilities-Series A placement agent warrants	(97,553)	-	(7,177)	-

Net income allocated to common stockholders	$17,782,349	$9,610,060	$12,158,651	$3,796,019

Denominator:
Weighted average shares of common stock as reported in Basic EPS	42,659,612	23,797,464	44,195,177	39,140,048
Convertible Series A preferred stock	-	15,249,648	-	-
Warrants issued to CCG	-	-	-	48,073
Dividend payable	144,022	-	144,022	-
Dilutive effect of Series A investor warrants	253,646	-	176,505	-

Dilutive effect of Series A placement agent warrants	22,521	-	15,671	-

Weighted average shares of common stock	43,079,801	39,047,112	44,531,375	39,188,121
Dilutive earnings per common stock	$0.41	$0.25	$0.27	$0.10

The Company identified a mathematical error in the computation of dilutive EPS in prior periods' financial statements, in which the Company did not deduct the changes in fair values of warrants from net income attributable to common stockholders for the purpose of calculation of dilutive EPS.  As a result, dilutive EPS for the nine months ended September 30, 2010 was reduced by $0.02 per share and the dilutive EPS for the three months ended September 30, 2010 was reduced by $0.01 per share. This adjustment only impacted the condensed consolidated statements of income and other comprehensive income below the operating line and is non-cash in nature. It had no effect on total assets, total liabilities, net income or cash flows as previously reported.

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

Note 20. RESTATEMENTS TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010

The purpose of the restatements is to correct certain classification errors in the condensed consolidated statements of cash flows. Specifically, the Company did not consider the impact of the unpaid amounts relating to property, plant and equipment in preparing the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009. Secondly, the Company settled purchase obligations due to its equipment vendors using bank acceptance notes the Company received from its customers.  The Company reported such transactions as both operating cash inflows and investing cash outflows, instead of non-cash transactions for the nine months ended September 30, 2010 and 2009.  Thirdly, during the nine months ended September 30, 2009, the Company settled a related party loan using bank acceptance notes the Company received from its customers.  The Company reported such transaction as both operating cash inflows and financing cash outflows, instead of non-cash transactions for the nine months ended September 30, 2009.

The restatement also corrected errors in the calculation of EPS.  The Company had not applied the two-class method in the calculation of basic and diluted EPS for the three and nine months ended September 30, 2010 and 2009. After application of the two-class method, the basic and diluted EPS for the nine months ended September 30, 2010 were reduced by $0.02 per share. The basic EPS for the nine months ended September 30, 2009 was reduced by $0.02 per share.

In addition, there was a mathematical error in the computation of diluted EPS in which the Company did not deduct the changes in fair values of warrants from net income attributable to common stockholders in the calculation of diluted EPS. After the accounting for the deduction of such changes in fair values of warrants from net income attributable to common stockholders, the diluted EPS for the three months and nine months ended September 30, 2010 were reduced by $0.01 and $0.02 per share, respectively.

The impact of the restatements on the respective line items of the condensed consolidated statements of income and other comprehensive income and condensed consolidated statements of cash flows is summarized below.

Condensed Consolidated Statement of Income and Other Comprehensive Income

	Nine-Month Period Ended September, 2010		Nine-Month Period Ended September 30, 2009
	US$ Restated	US$ Original	US$ Restated	US$ Original
Earnings per share:
Basic	0.44	0.46	0.40	0.42
Diluted	0.41	0.45	0.25	0.25

Condensed Consolidated Statements of Cash Flows

	Nine-Month Period Ended September, 2010		Nine-Month Period Ended September 30, 2009
	US$ Restated	US$ Original	US$ Restated	US$ Original
Cash flows from operating activities:
Notes receivables	(5,795,307)	81,342	(8,245,792)	184,153
Accounts payable and other payables	3,128,867	2,575,121	642,993	554,807
Net cash provided by operating activities	10,104,084	15,426,987	9,853,762	18,195,521

Cash flows from investing activities:
Purchases of property, plant and equipment	(983,753)	(6,306,656)	(468,678)	(1,842,306)
Net cash used in investing activities	(658,829)	(5,981,732)	(468,678)	(1,842,306)

Cash flows from investing activities:
Repayment to related parties			(360,552)	(7,328,683)
Net cash used in financing activities			(8,140,704)	(15,108,835)
Non-cash investing and financing activities:
Accrual for purchase of property and equipment	1,469	-	10,245	-
Settlement of equipment purchases using bank acceptance notes	5,876,649	-	1,461,814	-
Settlement of a related party loan using bank acceptance notes	-	-	6,968,131	-

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

Operations

For the nine months ended September 30, 2010, cash provided by operations was $10,104,084, compared to cash provided by operations of $9,853,762 for the same period in 2009. The primary reason for the change was mainly due to the increase in net income and accounts payable, principally offset by the increase in inventory, advances to suppliers, accounts and other receivables.

Investments

Cash used in investing activities was $658,829 for the nine months ended September 30, 2010 as compared to cash used in investing activities of $468,678 for the nine months ended September 30, 2009 as we incurred more construction in progress in Research Institute this year to achieve our target of expanding our business by over 30% in 2011.

Financing

For the nine months ended September 30, 2010, net cash used in financing activities was $1,095,011 as compared to net cash used in financing activities of $8,140,704 for the same period in 2009. Decrease in cash used in financing activities was mainly due to repayment of our bank acceptance notes payable, short-term loans and related party loans which were used to fund the rapid growth in our business.

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

China XD Plastics Company Limited

Date: November 2, 2011	/s/ Jie Han
Jie Han Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2011	/s/ Taylor Zhang
Taylor Zhang Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description
4.1	Form of Common Stock Purchase Warrant (1)
10.1	Letter Agreement, dated October 4, 2010, between China XD Plastics Company Limited and Rodman & Renshaw, LLC (1)
10.2	Securities Purchase Agreement dated October 4, 2010, among China XD Plastics Company Limited and certain institutional investors (1)
10.3	Amendment Agreement, dated as of September 30, 2010, to the Securities Purchase Agreement dated November 27, 2009 among China XD Plastics Company Limited and the purchasers named therein (1)
10.4	Service Agreement effective as of October 4, 2010 between China XD Plastics Company Limited and Robert Brisotti (2)
10.5	Service Agreement dated May 14, 2009 between China XD Plastics Company Limited and Cosimo J. Patti (2)
10.6	Separation and Release Agreement dated September 30, 2010 between China XD Plastics Company Limited and Cosimo J. Patti (2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2010.

(2)  Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2010.