Form 10-K/A
period 2010-12-31
China XD Plastics Co Ltd
filed 2011-11-02
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

Explanatory Note

This annual report on Form 10-K is being filed as Amendment No. 2 to our Annual Report on Form 10-K (“Amendment No. 2”) which was originally filed on March 31, 2011 with the Securities and Exchange Commission (the “Original 10-K”) to amend and restate our audited financial statements and related disclosures for the fiscal years ended December 31, 2010 and 2009. This amendment is filed solely with respect to the following items:

•	Part II, Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part IV, Item 15- Exhibits, Financial Statement Schedules.

The restatements are related to accounting errors identified in (1) the Company’s consolidated statements of cash flows and (2) calculation of basic and diluted earnings per share. An explanation of the errors and the impact on the Company’s consolidated financial statements is contained in Note 2 to the consolidated financial statements contained in Part II, Item 8 of this report. The following is a brief summary of the accounting errors:

I. Errors in the Consolidated Statements of Cash Flows:

(a)
The Company did not consider the impact of the unpaid amounts relating to property, plant and equipment in preparing the consolidated statements of cash flows for the fiscal years ended December 31, 2010 and 2009;

(b)
The Company settled purchase obligations due to its equipment vendors using bank acceptance notes the Company received from its customers. The Company reported such transactions as both operating cash inflows and investing cash outflows, instead of non-cash transactions for fiscal years ended December 31, 2010 and 2009;

(c)
In 2009, the Company settled a related party loan using bank acceptance notes the Company received from its customers.  The Company reported such transaction as both operating cash inflows and financing cash outflows, instead of non-cash transactions for fiscal year ended December 31, 2009.

As a result, our cash flows provided by operating activities were restated by decreasing $7,454,816 and $8,887,007 for the fiscal years ended December 31, 2010 and 2009, respectively; our cash flows used in investing activities were restated by decreasing $7,454,816 and $1,918,876 for the fiscal years ended December 31, 2010 and 2009, respectively; and our cash flows provided by financing activities were restated by increasing $6,968,131 for the fiscal year ended December 31, 2009. Furthermore, we included additional disclosure supplement to the consolidated statements of cash flows. Specifically, accrual for purchase of property and equipment were $2,100,040 and $555,215 as at December 31, 2010 and 2009, respectively; settlement of equipment purchase through bank acceptance notes were $5,909,991 and $1,462,092 for the fiscal years ended December 31, 2010 and 2009, respectively; and settlement of a related party loan using bank acceptance notes was $6,968,131 for the fiscal year ended December 31, 2009.

The adjustments had no effect on total assets, total liabilities, net income or cash balances as previously reported.

II. Errors in Earnings Per Share (“EPS”) Calculations:

(a)	The Company did not apply the two-class method in the calculation of basic and diluted earnings per share (“EPS”) in the financial statements for fiscal year ended December 31, 2010;
(b)
The Company identified a mathematical error in the computation of diluted EPS in the financial statements for fiscal year ended December 31, 2010, in which the Company did not deduct the changes in fair values of warrants from net income attributable to common stockholders in the calculation of diluted EPS.

As a result, the basic and diluted EPS was restated by decreasing $0.01 and $0.10 respectively for the fiscal year ended December 31, 2010.

This Amendment No. 2 includes a re-issued dual dated audit report from Moore Stephens Hong Kong, and new officer certifications are being filed as exhibits to this Amendment No. 2.

Except as specifically referenced herein, this Amendment No. 2 to the Annual Report on Form 10-K does not reflect any event occurring subsequent to March 31, 2011, the filing date of the original report.

CHINA XD PLASTICS COMPANY LIMITED
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Notes to Consolidated Financial Statements	F-7 to F-46

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

Operations

For the year ended December 31, 2010, cash provided by operations was $10,521,548 as compared to $8,250,495 provided in operating activities for the year ended December 31, 2009. The increase in our cash liquidity is mainly due to the increase in net income adjusted for non-cash expenses such as depreciation and amortization expense, deferred tax and stock-based compensation expense partially offset by the increases of accounts and other receivables, advances to suppliers and inventories.

Investments

Cash used in investing activities was $12,265,544 for the year ended December 31, 2010 as compared to $11,863,592 for the year ended December 31, 2009. We have continued investing in purchases of new production equipment, which accounted for the majority of the cash used in investing activities in 2010.

Financing

For the year ended December 31, 2010, net cash provided in financing activities was $17,390,692 as opposed to $6,589,651 used in financing activities for the same period in 2009. The increase in cash provided by financing activities is mainly due to the net proceeds from our direct offering of common shares in October 2010 offset by repayment of bank loans.

The primary sources of cash in 2010 were from operating and financing activities. For the year ended December 31, 2010, cash provided by operations was $10,521,548 and cash provided by financing activities was $ 17,390,692.

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

(a) The following are filed with this Annual Report:

(1)  The financial statements listed on the Financial Statements Table of Contents.

(2)  Not applicable.

(3)  The exhibits referred to below, which include the following management contracts or compensatory plans or arrangements:

•	2009 Stock Option / Stock Issuance Plan

•	Employment Agreement dated January 1, 2010 between Harbin Xinda Macromolecule Material Co., Ltd. and Jie Han

•	Employment Agreement dated January 1, 2010 between Favor Sea (US) Inc. and Taylor Zhang

•	Employment Agreement dated January 1, 2010 between Harbin Xinda Macromolecule Material Co., Ltd. and Qingwei Ma

•	Service Agreement effective as of October 4, 2010 between China XD Plastics Company Limited and Robert Brisotti

•	Service Agreement dated May 14, 2009 between China XD Plastics Company Limited and Cosimo J. Patti

•	Service Agreement dated May 14, 2009 between China XD Plastics Company Limited and Lawrence W. Leighton

•	Service Agreement dated May 14, 2009 between China XD Plastics Company Limited and Yong Jin

•	Service Agreement dated May 14, 2009 between China XD Plastics Company Limited and Linyuan Zhai

(b) The exhibits listed on the Exhibit Index are filed as part of this Annual Report.

(c) Not applicable.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Incorporated by Reference Herein from the Following Filing
3.1	Articles of Incorporation	Filed as an exhibit to the Company’s registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006.
3.2	Amendment to Articles of Incorporation	Filed as Appendix I of Company’s definitive information statement on Schedule 14C, as filed with the Securities and Exchange Commission on March 12, 2009.
3.3	Bylaws	Filed as an exhibit to the Company’s registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006.
3.4	Certificate of Designation of Series A Convertible Preferred Stock	Filed as an exhibit to the Company’s definitive proxy statement on Schedule 14C, as filed with the Securities and Exchange Commission on March 12, 2009.
3.5	Certificate of Designation of Series B Preferred Stock	Filed as an exhibit to the Company’s definitive proxy statement on Schedule 14C, as filed with the Securities and Exchange Commission on March 12, 2009.
3.6	Form of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
4.1	Specimen Stock Certificate	Filed as an exhibit to the Company’s registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006.
4.2	Form of Series A Warrant to Purchase Common Stock	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
4.3	Form of Series B Warrant to Purchase Common Stock	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
4.4	Form of indenture with respect to senior debt securities, to be entered into between registrant and a trustee acceptable to the registrant, if any	Filed as an exhibit to the Company’s registration statement on Form S-3, as amended, as filed with the Securities and Exchange Commission on June 10, 2010.
4.5	Form of indenture with respect to subordinated debt securities, to be entered into between registrant and a trustee acceptable to the registrant, if any	Filed as an exhibit to the Company’s registration statement on Form S-3, as amended, as filed with the Securities and Exchange Commission on June 10, 2010.
4.6	Form of Common Stock Purchase Warrant	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.1	Agreement and Plan of Merger dated December 24, 2008 among the Company and the shareholders of Favor Sea Limited	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 31, 2008.
10.2	Designation Certificate of Series A Preferred Stock	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 31, 2008.
10.3	Designation Certificate of Series B Preferred Stock	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 31, 2008.

Exhibit No.	Description of Exhibit	Incorporated by Reference Herein from the Following Filing
10.4	Asset Purchase Agreement dated September 20, 2008 between Harbin Xinda Macromolecule Material Co., Ltd. and Harbin Xinda High-Tech Co., Ltd.	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 31, 2008.
10.5	First Amendment to the Asset Purchase Agreement dated September 20, 2008	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on February 27, 2009.
10.6	Termination Agreement by and between Harbin Xinda Macromolecule Material Co., Ltd. and Xinda High-Tech Co., Ltd. dated as of May 1, 2009	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on May 1, 2009.
10.7	Lease Agreement dated May 1, 2009	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on May 1, 2009, and incorporated herein by this reference.
10.8	Securities Purchase Agreement, dated as of November 27, 2009, by and among China XD Plastics Company Limited and the investors listed on the Schedule of Buyers attached thereto	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
10.9	Registration Rights Agreement, dated as of November 27, 2009, by and among China XD Plastics Company Limited and the investors listed on the Schedule of Buyers attached thereto	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
10.10	Form of Lock-Up Agreement	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
10.11	2009 Stock Option/Stock Issuance Plan	Filed as an appendix to the Company’s definitive proxy statement on Schedule 14A, as filed with the Securities and Exchange Commission on November 11, 2009.
10.12	District Entry Agreement and Memorandum dated April 14, 2010 by and between Harbin Xinda Macromolecule Material Co., Ltd. and Harbin Economic and Technological Development Zone Administration	Filed as an exhibit to the Company’s quarterly report on Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2010.
10.13	Letter Agreement, dated October 4, 2010, between China XD Plastics Company Limited and Rodman & Renshaw, LLC	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.14	Securities Purchase Agreement dated October 4, 2010, among China XD Plastics Company Limited and certain institutional investors	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.15	Amendment Agreement, dated as of September 30, 2010, to the Securities Purchase Agreement dated November 27, 2009 among China XD Plastics Company Limited and the purchasers named therein	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.

Exhibit No.	Description of Exhibit	Incorporated by Reference Herein from the Following Filing
10.16	Service Agreement effective as of October 4, 2010 between China XD Plastics Company Limited and Robert Brisotti	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 7, 2010.
10.17	Service Agreement dated May 14, 2009 between China XD Plastics Company Limited and Cosimo J. Patti	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 7, 2010.
10.18	Separation and Release Agreement dated September 30, 2010 between China XD Plastics Company Limited and Cosimo J. Patti	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 7, 2010.
10.19	Employment Memorandum dated January 1, 2010 between Harbin Xinda Macromolecule Material Co., Ltd. and Jie Han	Filed as an exhibit to the Company's Annual Report of Form 10-K, as filed with the Securities and Exchange Commission of March 31, 2011.
10.20	Employment Memorandum dated January 1, 2010 between Favor Sea (US) Inc. and Taylor Zhang	Filed as an exhibit to the Company's Annual Report of Form 10-K, as filed with the Securities and Exchange Commission of March 31, 2011.
10.21	Employment Memorandum dated January 1, 2010 between Harbin Xinda Macromolecule Material Co., Ltd. and Qingwei Ma	Filed as an exhibit to the Company's Annual Report of Form 10-K, as filed with the Securities and Exchange Commission of March 31, 2011.
10.22	Service Agreement dated May 14, 2009 between China XD Plastics Company Limited and Lawrence W. Leighton	Filed as an exhibit to the Company's Annual Report of Form 10-K, as filed with the Securities and Exchange Commission of March 31, 2011.
10.23	Service Agreement dated May 14, 2009 between China XD Plastics Company Limited and Yong Jin	Filed as an exhibit to the Company's Annual Report of Form 10-K, as filed with the Securities and Exchange Commission of March 31, 2011.
10.24	Service Agreement dated May 14, 2009 between China XD Plastics Company Limited and Linyuan Zhai	Filed as an exhibit to the Company's Annual Report of Form 10-K, as filed with the Securities and Exchange Commission of March 31, 2011.
14.1	Code of Business Conduct	Filed as an exhibit to the Company's Annual Report of Form 10-K, as filed with the Securities and Exchange Commission of March 31, 2011.
16.1	Letter, dated December 31, 2008, from Robison, Hill & Co. to the Securities and Exchange Commission	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 31, 2008, and incorporated herein by this reference.
16.2	Letter, dated November 4, 2009 from Bagell Josephs Levine & Company, LLC, to the Securities and Exchange Commission	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 6, 2009.
21.1	Subsidiaries of Registrant	Filed as an exhibit to the Company's Annual Report of Form 10-K, as filed with the Securities and Exchange Commission of March 31, 2011.

Exhibit No.	Description of Exhibit	Incorporated by Reference Herein from the Following Filing
23.1	Consent of Moore Stephens Hong Kong, an independent registered public accounting firm.	Filed herewith
31.1	Certification of Principal Executive Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 2, 2011

CHINA XD PLASTICS COMPANY LIMITED

/s/ Jie Han
Jie Han
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Jie Han	Chairman and Chief Executive Officer	November 2, 2011
Jie Han	(Principal Executive Officer)

/s/ Taylor Zhang	Chief Financial Officer	November 2, 2011
Taylor Zhang	(Principal Financial and Accounting Officer)

/s/ Qingwei Ma	Director	November 2, 2011
Qingwei Ma

/s/ Lawrence Leighton	Director	November 2, 2011
Lawrence Leighton

/s/ Robert Brisotti	Director	November 2, 2011
Robert Brisotti

/s/ Yong Jin	Director	November 2, 2011
Yong Jin

/s/ Linyuan Zhai	Director	November 2, 2011
Linyuan Zhai

Notes to Consolidated Financial Statements	F-7 to F-46

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

As discussed in note 2 to the consolidated financial statements, the consolidated statements of income and other comprehensive income and cash flows for the years ended December 31, 2010 and 2009 have been restated.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens
Certified Public Accountants
Hong Kong
March 31, 2011 (except for notes 2 and 16, as to which the date is November 2, 2011)

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

CHINA XD PLASTICS COMPANY LIMITED
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Note	2010	2009
		(Restated - note 2)	(Restated - note 2)

Sales		$249,822,934	$135,745,329

Cost of sales		(188,294,026)	(105,160,568)

Gross profit		61,528,908	30,584,761

Operating expenses
Research and development expenses	2	7,382,507	1,329,656
Selling expenses		470,727	400,731
General and administrative expenses		19,960,153	11,220,406
Total operating expenses		27,813,387	12,950,793

Operating income		33,715,521	17,633,968

Other income (expenses)
Interest income (expenses)		(1,290,440)	(1,418,395)
Other income	10	87,244,057	107,999
Other expense	10	(84,515,972)	(11,085)
Changes in fair value of warrants and embedded derivatives	11,12	14,990,776	(12,221,972)
Total other income (expense)		16,428,421	(13,543,453)

Income before income taxes		50,143,942	4,090,515

Provision for income taxes	10	(21,307,153)	(67,249)

Net income		$28,836,789	$4,023,266

Other comprehensive income (loss)
Foreign currency translation adjustment		1,948,757	(4,301)

Comprehensive income		$30,785,546	$4,018,965

Basic and diluted earnings (loss) per common share
Basic	16	$0.58	$(0.36)
Diluted	16	$0.49	$(0.36)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock, Par value $ 0.0001		Preferred Stock A, Par value $ 0.0001		Preferred Stock B, Par value $ 0.0001		Additional Paid-in-	Statutory	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Reserves	Earnings	Income	Total

Balance at January 1, 2009	805,802	$81	1,000,000	$100	1,000,000	$100	$7,956,693	$-	$14,577,235	$1,527,174	$24,061,383

Stock issued from series A preferred stock conversion	38,194,072	3,819	(1,000,000)	(100)	-	-	(3,719)	-	-	-	-

Incentive options granted to a director (Note 13)	-	-	-	-	-	-	3,065,388	-	-	-	3,065,388

Stock compensation in connection with shares and options issued	1,810,024	181	-	-	-	-	4,296,333	-	-	-	4,296,514

Warrant issued for services	57,152	6	-	-	-	-	46,254	-	-	-	46,260

Net income for the year	-	-	-	-	-	-	-	-	4,023,266	-	4,023,266

Dividend for Series C preferred stockholders	-	-	-	-	-	-	-	-	(77,396)	-	(77,396)

Deemed Series C preferred stock dividends	-	-	-	-	-	-	-	-	(13,891,477)	-	(13,891,477)

Appropriation of statutory reserve fund	-	-	-	-	-	-	-	2,471,007	(2,471,007)	-	-

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(4,301)	(4,301)

Balance at January 1, 2010	40,867,050	$4,087	-	$-	1,000,000	$100	$15,360,949	$2,471,007	$2,160,621	$1,522,873	$21,519,637

Series C Convertible Preferred Stock converted into common stock	3,301,300	330	-	-	-	-	24,040,121	-	-	-	24,040,451

Stock compensation in connection with shares and options issued	99,856	10	-	-	-	-	1,498,357	-	-	-	1,498,367
											-
Stock issurance from direct offering	3,333,334	333	-	-	-	-	14,650,129	-	-	-	14,650,462
											-
Dividend payable settled by common stock	26,827	2	-	-	-	-	134,998	-	-	-	135,000

Net income for the year	-	-	-	-	-	-	-	-	28,836,789	-	28,836,789

Dividend for the year	-	-	-	-	-	-	-	-	(2,646,061)	-	(2,646,061)

Appropriation of statutory reserve fund	-	-	-	-	-	-	-	6,872,940	(6,872,940)	-	-

Incentive options granted to a director (Note 13)	-	-	-	-	-	-	13,355,832	-	-	-	13,355,832

Liquidation of a subsidiary	-	-	-	-	-	-	-	(2,424,802)	3,387,943	(963,141)	-

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	2,911,898	$2,911,898

Balance at December 31, 2010	47,628,367	$4,762	-	$-	1,000,000	$100	$69,040,386	$6,919,145	$24,866,352	$3,471,630	$104,302,375

The accompanying notes are an integral part of these consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
	(Restated - note 2)	(Restated - note 2)
Cash flows from operating activities
Net income	$28,836,789	$4,023,266
Adjustments to reconcile net income to net cash provided by
(used in)operating activities:
Depreciation and amortization	3,327,755	2,009,533
Stock-based compensation expense	14,854,199	7,985,285
Change in fair value of warrants and derivative liabilities	(14,990,776)	12,221,972
Government grant	(83,990,741)	-
Loss on liquidation	83,990,741	-
Allowance for doubtful receivables	-	66,426
Loss on disposals of property, plant and equipment	522,073	9,413
Deferred tax liabilities-non current	20,997,685	-
Changes in assets and liabilities:
(Increase) decrease in -
Restricted cash	-	3,659,730
Notes receivables	(5,891,504)	(8,534,411)
Accounts receivable and other receivables	(19,732,007)	2,601,377
Prepaid expenses	2,691	(231,652)
Inventories	(6,106,915)	(5,937,387)
Advances to employees	(25,576)	(420,249)
Advances to suppliers	(10,732,560)	(7,119,221)
Taxes receivable	296,275	(406,512)
Deferred charge	-	377,595
Increase (decrease) in -
Accounts payable and other payables	(898,589)	1,295,812
Due to an employee	359,772	-
Accrued expenses	(136,968)	(171,552)
Tax payable	66,610	(13,621)
Deferred revenue	(227,406)	(3,165,309)

Net cash provided by operating activities	10,521,548	8,250,495

Cash flows from investing activities
Purchase of property, plant and equipment	(12,596,304)	(11,879,592)
Proceeds from sales of property, plant and equipment	330,760	16,000

Net cash used in investing activities	(12,265,544)	(11,863,592)

Cash flows from financing activities
Dividends paid on Series C preferred stock	(1,796,337)	-
Proceeds from short term bank loan	20,685,078	1,171,113
Repayment of short term loans	(21,867,082)	-
Repayment of bank acceptance notes payable	-	(8,051,406)
Proceeds from issuance of Series C preferred stock	-	13,891,477
Proceeds from issuance of common stock	18,821,504	-
Repayment of related parties loan	(221,626)	(628,161)
Proceeds from related parties loan	1,769,155	206,628

Net cash provided by (used in) financing activities	17,390,692	6,589,651

Effect of exchange rate changes on cash and cash equivalents	223,286	5,195

Net increase in cash and cash equivalents	15,869,982	2,981,749

Cash and cash equivalents, beginning of year	6,850,784	3,869,035

Cash and cash equivalents, end of year	$22,720,766	$6,850,784

Supplemental disclosures of cash flow information:

Interest paid	$1,241,615	$1,402,661
Income taxes paid	$288,061	$61,943

Non-cash investing and financing activities:
Embedded conversion feature reclassified to equity upon conversion	$10,150,473	$-
Preferred stock converted to common stock	$13,889,648	$-
Warrants issued for consulting service	$-	$46,260
Incentive options granted to a director	$13,355,832	$3,065,388
Common stock and options issued for services	$1,498,367	$4,296,514
Common stock issued as dividend	$135,000	$-
Placement agent warrant	$-	$577,123
Accrual for purchase of property and equipment	$2,100,040	$555,215
Settlement of equipment purchases using bank acceptance notes	$5,909,991	$1,462,092
Settlement of a related party loan using bank acceptance notes	$-	$6,968,131

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

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatements of Financial Statements

The purpose of the restatements is to correct certain classification errors in the consolidated statements of cash flows. Specifically, the Company did not consider the impact of the unpaid amounts relating to property, plant and equipment in preparing the consolidated statements of cash flows for the years ended December 31, 2010 and 2009. Secondly, the Company settled purchase obligations due to its equipment vendors using bank acceptance notes the Company received from its customers.  The Company reported such transactions as both operating cash inflows and investing cash outflows, instead of non-cash transactions for the years ended December 31, 2010 and 2009.  Thirdly, in 2009, the Company settled a related party loan using bank acceptance notes the Company received from its customers.  The Company reported such transaction as both operating cash inflows and financing cash outflows, instead of non-cash transactions for the year ended December 31, 2009.

The restatements also corrected errors in the calculation of earnings (loss) per share (“EPS”). The Company had not applied the two-class method in the calculation of basic and diluted EPS for the year ended December 31, 2010. After application of the two-class method, the basic and diluted EPS for the year ended December 31, 2010 were reduced by $0.01 and $0.02 per share, respectively.

In addition, there was a mathematical error in the computation of diluted EPS in which the Company did not deduct the changes in fair values of warrants from net income attributable to common stockholders in the calculation of diluted EPS. After the accounting for the deduction of such changes in fair values of warrants from net income attributable to common stockholders, the diluted EPS for the year ended December 31, 2010 was reduced by $0.08 per share.

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The impact of the restatements on the respective line items of the consolidated statements of income and other comprehensive income and the consolidated statements of cash flows is summarized below.

Consolidated statements of income and other comprehensive income	Year ended December 31, 2010
	US$	US$
	Restated	Original
Basic and diluted earnings per common share
Basic	0.58	0.59
Diluted	0.49	0.59

Consolidated statements of cash flows	Year ended December 31,
	2010		2009
	US$ Restated	US$ Original	US$ Restated	US$ Original
Cash flows provided by operating activities:
Notes receivables	(5,891,504)	18,487	(8,534,411)	(104,188)
Accounts payable and other payables	(898,589)	646,236	1,295,812	1,752,596

Net cash provided by operating activities	10,521,548	17,976,364	8,250,495	17,137,502
Cash flows provided by investing activities:
Purchase of property, plant and equipment	(12,596,304)	(20,051,120)	(11,879,592)	(13,798,468)

Net cash used in investing activities	(12,265,544)	(19,720,360)	(11,863,592)	(13,782,468)
Cash flows provided by financing activities:
Repayment of related parties loan	(221,626)	(221,626)	(628,161)	(7,596,292)

Net cash provided by (used in) financing activities	17,390,692	17,390,692	6,589,651	(378,480)
Non-cash investing and financing activities:
Accrual for purchase of property and equipment	2,100,040	-	555,215	-
Settlement of equipment purchases using bank acceptance notes	5,909,991	-	1,462,092	-
Settlement of a related party loan using bank acceptance notes	-	-	6,968,131	-

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advances to Suppliers

Advances to suppliers represent payments made and recorded in advance for goods and services supplied. The Company makes advance payments to raw materials suppliers. In order to maintain long-term relationships with the suppliers, the Company frequently makes advance payments from one and a half months to three months ahead. The advances to suppliers were $31,937,098 and $20,245,861 as of December 31, 2010 and December 31, 2009, respectively.

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

Earnings (Loss) per Share

The Company computes EPS in accordance with FASB ASC 260 “Earnings Per Share”.  FASB ASC 260 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the year.

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

The following table sets forth the computation of basic EPS for the periods indicated:

	Year Ended December 31,
	2010	2009
	(Restated)
Numerator
Net income	$28,836,789	$4,023,266
Less:
Dividend to Series C preferred stockholders	(2,646,061)	(77,396)

Deemed dividends (Beneficial conversion feature of series C preferred stock)	-	(13,891,477)

Undistributed earnings (loss)	26,190,728	(9,945,607)
Less:
Earnings allocated to participating Series C preferred shares	(436,860)	-

Earnings allocated to participating unvested shares	(250,049)	-

Net income (loss) allocated to common stockholders	$25,503,819	$(9,945,607)

Denominator:
Weighted average shares of common stock	43,822,914	27,789,044

Basic earnings (loss) per common stock	$0.58	$(0.36)

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 16. EARNINGS (LOSS) PER SHARE (continued)

  The following table sets forth the computation of dilutive EPS for the periods indicated:

	Year Ended December 31,
	2010	2009
	(Restated)
Numerator
Net income (loss) allocated to common stockholders as reported in Basic EPS	$25,503,819	$(9,945,607)
Change in fair value of derivative liabilities-Series A investor warrants	(3,333,770)	-

Change in fair value of derivative liabilities-Series A placement agent warrants	(313,973)	-

Net income (loss) allocated to common stockholders	$21,856,076	$(9,945,607)

Denominator:
Weighted average shares of common stock as reported in Basic EPS	43,822,914	27,789,044
Dividend payable	144,022	-
Dilutive effect of Series A investor warrants	318,979	-

Dilutive effect of Series A placement agent warrants	17,431	-

Weighted average shares of common stock	44,303,346	27,789,044
Dilutive earnings (loss) per common stock	$0.49	$(0.36)

The Company identified a mathematical error in the computation of dilutive EPS in the financial statements for the current period, in which the Company did not deduct the changes in fair values of warrants from net income attributable to common stockholders for the purpose of calculation of dilutive EPS.  As a result, dilutive EPS for the year ended for the year ended December 31, 2010 was reduced by $0.08 per share.  This adjustment only impacted the consolidated statements of income and other comprehensive income below the operating line and is non-cash in nature.  It had no effect on total assets, total liabilities, net income or cash balances as previously reported.

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

Note 18. COMMITMENTS AND CONTINGENCIES (continued)

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