Form 10-Q/A
period 2011-03-31
China XD Plastics Co Ltd
filed 2011-11-02
CIK 1353970

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

Explanatory Note

This quarterly report on Form 10-Q is being filed as Amendment No. 1 to our quarterly Report on Form 10-Q (“Amendment No. 1”) which was originally filed on May 12, 2011 with the Securities and Exchange Commission (the “Original 10-Q”) to amend and restate our financial statements and related disclosures for the quarters ended March 31, 2011 and 2010. This amendment is filed solely with respect to the following items:

•	Part I, Item 1- Condensed Consolidated Financial Statements (Unaudited)
         Notes to the Condensed Consolidated Financial Statements (Unaudited)
•	Part I, Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The restatements are related to accounting errors identified in (1) the Company’s condensed consolidated statements of cash flows and (2) calculation of basic and diluted earnings per share. An explanation of the errors and the impact on the Company’s condensed consolidated financial statements is contained in Note 19 to the condensed consolidated financial statements contained in Part I, Item 1 of this report. The following is a brief summary of the accounting errors:

I. Errors in the Condensed Consolidated Statements of Cash Flows:

a)
The Company did not consider the impact of the unpaid amounts relating to property, plant and equipment in preparing the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010;

b)
The Company settled purchase obligations due to its equipment vendors using bank acceptance notes the Company received from its customers. The Company reported such transactions as both operating cash inflows and investing cash outflows, instead of non-cash transactions for the three months ended March 31, 2011 and 2010;

As a result, our cash flows provided by (used in) operating activities were restated by increasing /decreasing $8,717 and $553,750 for the three months ended March 31, 2011 and 2010, respectively; and our cash flows used in investing activities were restated by increasing $8,717 and $553,750 for the three months ended March 31, 2011 and 2010, respectively.  Furthermore, we included additional disclosure supplement to the condensed consolidated statements of cash flows. Specifically, accrual for purchase of property and equipment were $2,091,324 and $1,465 as at March 31, 2011 and 2010, respectively.

The adjustments had no effect on total assets, total liabilities, net income or cash balances as previously reported.

II. Errors in Earnings Per Share (“EPS”) Calculations:

a)	The Company did not apply the two-class method in the calculation of basic and diluted earnings per share (“EPS”) in the financial statements for the three months ended March 31, 2010;
b)
The Company identified a mathematical error in the computation of diluted EPS in the financial statements for the three months ended March 31, 2011 and 2010, in which the Company did not deduct the changes in fair values of warrants from net income attributable to common stockholders in the calculation of diluted EPS.

As a result, the basic EPS was restated by decreasing $0.02 for the three months ended March 31, 2010 and the diluted EPS was restated by decreasing $0.01 and $0.06 respectively for the three months ended March 31, 2011 and 2010.

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

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

		For the Three Months Ended March 31,
	Note	2011	2010
		(Restated - note 19)	(Restated - note 19)

Sales		$76,138,290	$50,036,431

Cost of sales		(57,633,888)	(38,139,725)

Gross profit		18,504,402	11,896,706

Operating expenses
Research and development expenses	2	2,283,897	1,505,172
Selling expenses		183,617	91,379
General and administrative expenses		1,449,874	1,901,006
Total operating expenses		3,917,388	3,497,557

Operating income		14,587,014	8,399,149

Other income (expenses)
Interest expenses, net		(346,461)	(406,039)
Other income		4,245	6,561
Other expense		(53)	(16,237)
Changes in fair value of warrants and embedded derivatives	11,12	541,457	5,121,654
Total other income		199,188	4,705,939

Income before income taxes		14,786,202	13,105,088

Provision for income taxes	10	(2,880,080)	(22,732)

Net income		$11,906,122	$13,082,356

Other comprehensive income
Foreign currency translation adjustment		1,179,904	17,645

Comprehensive income		$13,086,026	$13,100,001

Basic and diluted earnings per common share
Basic	16	$0.25	$0.24
Diluted	16	$0.24	$0.19

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2011	2010
	(Restated - note 19)	(Restated - note 19)
Cash flows from operating activities
Net income	$11,906,122	$13,082,356
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	1,198,995	830,162
Stock-based compensation expense	151,814	745,394
Change in fair value of warrants and derivative liabilities	(541,457)	(5,121,654)
Allowance for doubtful receivables	-	28
Loss on disposals of property, plant and equipment	54	14,836
Changes in assets and liabilities:
(Increase) decrease in -
Restricted cash	-	(8,788,043)
Notes receivables	(376,041)	(42,183)
Accounts receivable and other receivables	1,791,286	(5,657,496)
Prepaid expenses	16,209	106,643
Inventories	(3,737,519)	(3,337,831)
Advances to employees	(315,645)	(120,090)
Advances to suppliers	(14,231,013)	(58,867)
Taxes receivable	(12,159)	406,729
Increase (decrease) in -
Accounts payable and other payables	2,175,615	3,431,606
Accrued expenses	40,901	(341,577)
Tax payable	3,079,249	15,774
Deferred revenue	295,297	(125,675)

Net cash provided by (used in) operating activities	1,441,708	(4,959,888)

Cash flows from investing activities
Purchase of property, plant and equipment	(89,784)	(578,311)
Proceeds from sales of property, plant and equipment	-	15,722

Net cash used in investing activities	(89,784)	(562,589)

Cash flows from financing activities
Dividends paid on series C preferred stock	(120)	(1,577,666)
Proceeds from short term bank loans	27,360,674	-
Repayment of short term loans	(21,280,524)	(439,402)
Proceeds from bank acceptance notes	-	5,858,695
Repayment to related parties	-	(142,722)
Advance from related parties	259,021	100,394

Net cash provided by financing activities	6,339,051	3,799,299

Effect of exchange rate changes on cash and cash equivalents	424,020	628

Net increase (decrease) in cash and cash equivalents	8,114,995	(1,722,550)

Cash and cash equivalents, beginning of period	22,720,766	6,850,784

Cash and cash equivalents, end of period	$30,835,761	$5,128,234

Supplemental disclosures of cash flow information:

Interest paid	$353,803	$387,372
Income taxes paid	$72,255	$66,227

Non-cash investing and financing activities:
Embedded conversion feature reclassified to equity upon conversion	$-	$14,672,957
Preferred stock converted to common stock	$-	$13,203,656
Common stock and options issued for services	$151,814	$745,394
Accrual for purchase of property and equipment	$2,091,324	$1,465

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

Note 16. EARNINGS PER SHARE

EPS information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating securities”). Our unvested shares and Series C preferred stock are considered “participating securities” because they include non-forfeitable rights to dividends. In applying the two-class method, earnings are allocated to both common stock and participating securities based on their respective weighted-average shares outstanding for the period. Diluted EPS information may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is also calculated using the two-class method. Basic and dilutive EPS for the three months ended March 31, 2010 were reduced by $0.02 per share.

The following table sets forth the computation of basic EPS for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(Restated)	(Restated)
Numerator
Net income	$11,906,122	$13,082,356
Less: Dividend paid
-Series C preferred shares	(30)	(2,560,916)
Undistributed earnings	11,906,092	10,521,440
Less:
Earnings allocated to participating Series C preferred shares	(109)	(712,401)

Earnings allocated to participating unvested shares	(22,094)	(224,399)

Net income allocated to common stockholders	$11,883,889	$9,584,640

Denominator:
Weighted average shares of common stock	47,539,983	40,236,225

Basic earnings per common stock	$0.25	$0.24

The following table sets forth the computation of dilutive earnings per share for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(Restated)	(Restated)
Numerator
Net income allocated to common stockholders as reported in Basic EPS	$11,883,889	$9,584,640
Change in fair value of derivative liabilities-Series A investor warrants	(239,191)	(1,570,066)

Change in fair value of derivative liabilities-Series A placement agent warrants	(20,670)	(139,401)

Change in fair value of derivative liabilities-Investor warrants	(196,701)	-

Net income allocated to common stockholders	$11,427,327	$7,875,173

Denominator:
Weighted average shares of common stock as reported in Basic EPS	47,539,983	40,236,225
Dividend payable	144,022	144,022
Dilutive effect of Series A investor warrants	288,122	345,299

Dilutive effect of Series A placement agent warrants	14,355	30,658

Dilutive effect of Investor warrants	71,073	-

Weighted average shares of common stock	48,057,555	40,756,204
Dilutive earnings per common stock	$0.24	$0.19

The Company identified a mathematical error in the computation of dilutive EPS in prior periods' financial statements, in which the Company did not deduct the changes in fair values of warrants from net income attributable to common stockholders for the purpose of calculation of dilutive EPS.  As a result, dilutive EPS for the three months ended March 31, 2011 and March 31, 2010 were reduced by $0.01 and $0.04 per share, respectively. This adjustment only impacted the condensed consolidated statements of income and other comprehensive income below the operating line and is non-cash in nature. It had no effect on total assets, total liabilities, net income or cash flows as previously reported.

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

CHINA XD PLASTICS COMPANY LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH  31, 2011 AND 2010 (UNAUDITED)

Note 19. RESTATEMENTS TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010

The purpose of the restatements is to correct certain classification errors in the condensed consolidated statements of cash flows. Specifically, the Company did not consider the impact of the unpaid amounts relating to property, plant and equipment in preparing the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010. Secondly, the Company settled purchase obligations due to its equipment vendors using bank acceptance notes the Company received from its customers.  The Company reported such transactions as both operating cash inflows and investing cash outflows, instead of non-cash transactions for the three months ended March 31, 2011 and 2010.

The restatement also corrected errors in the calculation of EPS.  The Company had not applied the two-class method in the calculation of basic and diluted EPS for the three months ended March 31, 2011 and 2010. After application of the two-class method, the basic EPS for the three months ended March 31, 2010 was reduced by $0.02 per share.

In addition, there was a mathematical error in the computation of diluted EPS in which the Company did not deduct the changes in fair values of warrants from net income attributable to common stockholders in the calculation of diluted EPS. After the accounting for the deduction of such changes in fair values of warrants from net income attributable to common stockholders, the diluted EPS for the three months ended March 31, 2011 and 2010 were reduced by $0.01 and $0.04 per share, respectively.

The impact of the restatements on the respective line items of the condensed consolidated statements of income and other comprehensive income and condensed consolidated statements of cash flows is summarized below.

Condensed Consolidated Statement of Income and Other Comprehensive Income

	Three-Month Period Ended March 31, 2011		Three-Month Period Ended March 31, 2010
	US$ Restated	US$ Original	US$ Restated	US$ Original
Earnings per share:
Basic	0.25	0.25	0.24	0.26
Diluted	0.24	0.25	0.19	0.25

Condensed Consolidated Statements of Cash Flows

	Three-Month Period Ended March 31, 2011		Three-Month Period Ended March 31, 2010
	US$ Restated	US$ Original	US$ Restated	US$ Original
Cash flows from operating activities:
Accounts payable and other payables	2,175,615	2,166,898	3,431,606	2,877,856
Net cash provided by (used in) operating activities	1,441,708	1,432,991	(4,959,888)	(5,513,638)

Cash flows from investing activities:
Purchases of property, plant and equipment	(89,784)	(81,067)	(578,311)	(24,561)
Net cash used in investing activities	(89,784)	(81,067)	(562,589)	(8,839)

Non-cash investing and financing activities:
Accrual for purchase of property and equipment	2,091,324	-	1,465	-

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

Operations

For the three months ended March 31, 2011, cash provided by operations was $1,441,708, as compared to cash used in operations of $4,959,888 for the same period in 2010. The primary reason for the change was mainly due to the increase of taxes payable and decrease in restricted cash, accounts receivable and other receivables, offset by the increase in advances to suppliers.

Investments

Cash used in investing activities was $89,784 for the three months ended March 31, 2011 as compared to cash used in investing activities of $562,589 for the three months ended March 31, 2010.  The investment was for the purchase of machinery and office equipment for increased production capacity.

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