Form 10-Q
period 2011-09-30
China XD Plastics Co Ltd
filed 2011-11-14
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number:  000-53131

CHINA XD PLASTICS COMPANY LIMITED
 (Exact name of registrant as specified in its charter)

Nevada	04-3836208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 9 Dalian North Road, Haping Road Centralized Industrial Park,
Harbin Development Zone, Heilongjiang Province, PRC 150060

(Address of principal executive offices) (Zip Code)

86-451-84346600
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

As of November 10, 2011, the registrant had 47,527,367 shares of common stock, par value US$0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	158,776,624	22,720,766
Restricted cash	10,977,405	-
Accounts receivable, net of allowance for doubtful accounts	40,621,745	29,018,400
Amounts due from a related party	-	75,732
Inventories	30,561,851	25,257,083
Prepaid expenses and other current assets	23,333,052	32,644,683
Total current assets	264,270,677	109,716,664

Property, plant and equipment, net	46,872,735	49,038,103
Land use right, net	248,539	244,417
Deposits for purchase of land use rights and plant	12,999,044	-
Deposits for purchase of equipment	15,277,522	-
Other non-current assets	261,329	399,917
Total assets	339,929,846	159,399,101

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCKS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans	31,044,214	21,204,700
Accounts payable	22,189,294	736,667
Amounts due to related parties	1,897,190	1,769,145
Income taxes payable	4,551,258	65,817
Accrued expenses and other current liabilities	4,728,241	4,073,259
Total current liabilities	64,410,197	27,849,588
Deferred income tax liabilities	21,928,802	21,525,274
Warrants liability	3,365,353	5,719,130
Embedded derivative liability	436	905
Total liabilities	89,704,788	55,094,897

Redeemable Series C convertible preferred stock, US$0.0001 par value, 50,000,000 shares of preferred stock authorized, 2 shares of Series C preferred stock issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1,829	1,829
Redeemable Series D convertible preferred stock, US$0.0001 par value, 50,000,000 shares of preferred stock authorized, 16,000,000 shares of Series D preferred stock and nil issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	97,576,465	-

Stockholders’ equity:
Series B preferred stock, US$0.0001 par value, 50,000,000 shares authorized, 1,000,000 shares of Series B preferred stock issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 47,548,367 shares and 47,528,511 shares issued, 47,527,367 shares and 47,528,511 shares outstanding as of September 30, 2011 and December 31, 2010, respectively	4,754	4,752
Treasury stock, at cost: 21,000 shares and nil as of September 30, 2011 and December 31, 2010, respectively	(92,694)	-
Additional paid-in capital	70,947,385	69,040,396
Retained earnings	73,797,732	31,785,497
Accumulated other comprehensive income	7,989,487	3,471,630
Total stockholders’ equity	152,646,764	104,302,375
Commitments and contingencies	-	-
Total liabilities, redeemable convertible preferred stocks and stockholders’ equity	339,929,846	159,399,101

See accompanying notes to unaudited condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2011	2010	2011	2010
	US$	US$	US$	US$

Revenues	103,820,442	65,345,883	267,694,860	177,392,985
Cost of revenues	(77,289,477)	(49,161,946)	(201,133,363)	(134,695,611)
Gross profit	26,530,965	16,183,937	66,561,497	42,697,374

Selling expenses	(40,311)	(59,494)	(217,571)	(174,593)
General and administrative expenses	(2,255,633)	(1,527,619)	(4,750,968)	(17,835,153)
Research and development expenses	(3,476,958)	(1,993,748)	(9,084,782)	(5,616,800)
Total operating expenses	(5,772,902)	(3,580,861)	(14,053,321)	(23,626,546)

Operating income	20,758,063	12,603,076	52,508,176	19,070,828

Interest income	202,332	21,344	230,701	23,405
Interest expense	(489,718)	(331,858)	(1,312,946)	(1,017,222)
Change in fair value of embedded derivative liability	(72)	59	469	3,300,661
Change in fair value of warrants liability	(345,295)	88,005	2,353,777	1,196,289
Total other income (expense), net	(632,753)	(222,450)	1,272,001	3,503,133

Income before income taxes	20,125,310	12,380,626	53,780,177	22,573,961

Income tax expense	(4,399,716)	(117,549)	(11,767,852)	(184,900)

Net income	15,725,594	12,263,077	42,012,325	22,389,061

Other comprehensive income
Foreign currency translation adjustment, net of nil income taxes	1,827,861	1,271,020	4,517,857	1,816,530

Comprehensive income	17,553,455	13,534,097	46,530,182	24,205,591

Net income	15,725,594	12,263,077	42,012,325	22,389,061

Dividends to redeemable Series C convertible preferred stockholders	(30)	(60)	(90)	(2,723,397)

Net income attributable to common stockholders	15,725,564	12,263,017	42,012,235	19,665,664

Earnings per share:
Basic	0.33	0.28	0.88	0.44
Diluted	0.33	0.27	0.86	0.41

See accompanying notes to unaudited condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Period Ended September 30,
	2011	2010
	US$	US$
Cash flows from operating activities:
Net cash provided by operating activities	54,506,421	10,104,084

Cash flows from investing activities:
Purchases and deposits for property, plant and equipment and land use rights	(28,547,852)	(983,753)
Proceeds from disposal of equipment	107,748	324,924
Net cash used in investing activities	(28,440,104)	(658,829)

Cash flows from financing activities:
Proceeds from bank borrowings	31,410,498	-
Repayments of bank borrowings	(21,570,984)	(1,175,328)
Proceeds from an interest free loan provided by a related party	-	1,879,320
Repayments of an interest free loan provided by a related party	-	(2,666)
Dividends paid to redeemable Series C convertible preferred stockholders	(210)	(1,796,337)
Repurchase of treasury stock	(92,694)	-
Proceeds from issuance of redeemable Series D convertible preferred stock	100,000,000	-
Payments of issuance cost of redeemable Series D convertible preferred stock	(564,163)	-
Net cash provided by (used in) financing activities	109,182,447	(1,095,011)

Effect of foreign currency exchange rate changes on cash and cash equivalents	807,094	274,796
Net increase in cash and cash equivalents	136,055,858	8,625,040

Cash and cash equivalents at beginning of period	22,720,766	6,850,784
Cash and cash equivalents at end of period	158,776,624	15,475,824

Supplemental disclosure of cash flow information:
Interest paid	1,312,946	1,017,222
Income taxes paid	7,850,831	67,540
Non-cash investing and financing activities:
Conversion of redeemable Series C convertible preferred stocks into common stock	-	29,385,040
Accrual for purchase of property and equipment	2,050,665	1,469
Settlement of accrual for purchase of equipments using bank acceptance notes	-	5,876,649
Accrual of issuance cost of redeemable Series D convertible preferred stock	358,372	-
Inducement cost in connection with the issuance of redeemable Series D convertible preferred stock (see note 12)	1,501,000	-

See accompanying notes to unaudited condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation, significant concentrations and risks

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as permitted by rules and regulations of the United States Securities and Exchange Commission. The condensed consolidated balance sheet as of December 31, 2010 was derived from the audited consolidated financial statements of China XD Plastics Company Limited (“China XD Plastics”) and subsidiaries (the ‘‘Company’’). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2010, and the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity and cash flows for the year then ended.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2011, the results of operations for the three-month periods ended September 30, 2011 and 2010, and the results of operations and cash flows for the nine-month periods ended September 30, 2011 and 2010, have been made.

The preparation of consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the recoverability of the carrying amounts of property, plant and equipment, the realizability of inventories, the useful lives of property, plant and equipment, the collectability of accounts receivable, the fair values of financial instruments and share-based compensation awards, the accruals for tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(b) Significant concentrations and risks

Concentration on raw material purchases
The Company’s customers are engaged in the automotive industry.  Sales to four major customers, which are located in the People’s Republic of China (“PRC”) and individually exceeded 10% of the Company’s revenues, accounted for approximately 73.5% and 85.0% of the Company’s revenues for the three-month periods ended September 30, 2011 and 2010, respectively, and 72.4% and 67.2% of the Company’s revenues for the nine-month periods ended September 30, 2011 and 2010, respectively.  The Company expects revenues from these customers to continue to represent a substantial portion of its revenue in the future.  Any factors adversely affecting the automobile industry in the PRC or the business operations of these customers will have a material effect on the Company’s business, financial position and results of operations.

Purchase concentration

The principal raw materials used for the Company’s production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon.  Purchase from five major suppliers, which individually exceeded 10% of the Company’s total raw material purchases, accounted for approximately 97.7% and 99.6% of the Company’s raw material purchases for the three-month periods ended September 30, 2011 and 2010, respectively, and 99.9% and 99.5% of the Company’s raw material purchases for the nine-month periods ended September 30, 2011 and 2010, respectively.  Management believes that other suppliers could provide similar raw materials on comparable terms.  A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company’s business, financial position and results of operations.

Concentration on equipment purchases

The Company purchased equipment from one major supplier, which accounted for 40.8% and nil of the Company's equipment purchases for the three-month periods ended September 30, 2011 and 2010, respectively, and 97.9% and nil of the Company's equipment purchases for the nine-month periods ended September 30, 2011 and 2010, respectively.  The controlling shareholder of the equipment supplier is also the controlling shareholder of a major raw material supplier and a major customer of the Company.  A change in supplier could cause a delay in manufacturing and a possible loss of sales, which could adversely affect the Company's business, financial position and results of operations.

Cash concentration

Cash and cash equivalents maintained at banks consist of the following:

	September 30, 2011	December 31, 2010
	US$	US$
RMB denominated bank deposits with financial institutions in the PRC	58,464,198	21,886,085
US dollar denominated bank deposits with a financial institution in the U.S.	118,918	74,924
US dollar denominated bank deposits with financial institutions in the PRC	158	158
US dollar denominated bank deposits with a financial institution in Hong Kong SAR	100,170,804	725,626

The bank deposits with financial institutions in the PRC are uninsured by the government authority.  To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits with large financial institutions in the PRC and Hong Kong SAR with acceptable credit rating.

Restricted cash of US$10,977,405 as of September 30, 2011 represents the short-term pledged bank deposits which serve as security deposits for issuance of bills payable relating to purchase of raw materials.  Upon maturity of the bills payable, which is generally within six months, the cash becomes available for use by the Company.  Pledged bank deposits, which relate to purchases of raw materials, are reported within cash flow from operating activities in the consolidated statements of cash flow.

Note–2 - Accounts receivable

Accounts receivable consist of the following:

	September 30, 2011	December 31, 2010
	US$	US$

Trade receivables	40,672,492	29,051,536
Allowance for doubtful accounts	(50,747)	(33,136)
Accounts receivable, net	40,621,745	29,018,400

Note–3 - Inventories

Inventories consist of the following:

	September 30, 2011	December 31, 2010
	US$	US$

Raw materials	23,578,005	10,689,420
Work in progress	99,170	935,282
Finished goods	6,884,676	13,632,381
Total inventories	30,561,851	25,257,083

Note–4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2011	December 31, 2010
	US$	US$

Advances to suppliers	22,999,580	31,937,098
Others	333,472	707,585
Total prepaid expenses and other current assets	23,333,052	32,644,683

Consistent with the common industry practice in the PRC, the Company is required to pay deposits to the suppliers for the 60% to 80% of the amount of principal raw materials ordered.  The Company’s decision to make advanced orders of raw materials is mainly based upon (1) the demand and supply situation in the raw materials market and (2) the forecasted demand of products.  All of the raw materials relating to advances to suppliers as of September 30, 2011 have been subsequently received by the Company in October 2011.

Note–5 – Property, plant and equipment, net

Property, plant and equipment consist of the following:
	September 30, 2011	December 31, 2010
	US$	US$

Machinery and equipment	48,477,618	46,259,596
Motor vehicles	540,122	169,987
Plant and buildings	4,252,298	4,025,178
Construction in progress	3,805,271	4,671,714
Total property, plant and equipment	57,075,309	55,126,475
Less accumulated depreciation	(10,202,574)	(6,088,372)
Property, plant and equipment, net	46,872,735	49,038,103

Depreciation expense was US$1,303,559 and US$826,420 for the three-month periods ended September 30, 2011 and 2010, respectively and US$3,857,591 and US$2,477,951 for the nine-month periods ended September 30, 2011 and 2010, respectively.

Note 6 – Deposits for land use rights and plant

On May 9, 2011, Harbin Xinda Macromolecule Material Co., Ltd. (“Harbin Xinda”), a subsidiary of the Company, entered into a purchase agreement with Harbin Shengtong Engineering Plastics Co. Ltd. (“Harbin Shengtong”), whose legal representative is a former employee of Harbin Xinda, as amended on June 1, 2011, pursuant to which Harbin Xinda will purchase from Harbin Shengtong land use rights and a plant in exchange for a total consideration of RMB435,000,000 (approximately US$67,306,205) in cash. Harbin Shengtong is responsible to complete the construction of the plant according to Harbin Xinda’s design. Once the plant is completed and accepted by Harbin Xinda, which is expected to occur in 2012, Harbin Shengtong shall transfer titles of the land use rights and the plant to Harbin Xinda.

As of September 30, 2011, the Company had made deposits in the amount of RMB82,907,900 (equivalent to US$12,999,044) to Harbin Shengtong.

Note 7 – Short-term bank loans

	September 30, 2011	December 31, 2010
	US$	US$

Loans secured by property, plant and equipment and land use right	15,365,318	13,631,593
Loans secured by equipment of Harbin Xinda High-Tech Co., Ltd. (“Xinda High-Tech”), a related party	-	7,573,107
Loans secured by equipment of Xinda High-Tech and guaranteed by Mr. Han Jie, (“Mr. Han”), the chief executive officer and controlling stockholder of the Company and his wife	15,678,896	-
Total short-term bank loans	31,044,214	21,204,700

As of September 30, 2011 and December 31, 2010, the Company’s short-term bank loans bear a weighted average interest rate of 6.0% and 6.9% per annum, respectively.  All short-term bank loans mature and expire at various times within one year and contain no renewal terms.

Note 8 - Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2011	December 31, 2010
	US$	US$

Payables for purchase of property, plant and equipment	2,050,665	2,100,040
Dividends payable	792,000	792,120
Others	1,885,576	1,181,099
Total accrued expenses and other current liabilities	4,728,241	4,073,259

Others mainly represent accrual for professional service expenses, accrued payroll, employee benefits, accrued utility charges, tax payables other than income tax payable and other accrued miscellaneous operating expenses.

Note 9 – Related party transactions

During the periods presented, the Company entered into related party transactions with (i) Xinda High-Tech, an entity controlled by the wife of Mr. Han, the chief executive officer and controlling stockholder of the Company, (ii) Ms. Piao, the former majority owner of XD Engineering Plastics Company Limited (“XD Engineering Plastics”), which is the Company’s principal stockholder.  The significant related party transactions are summarized as follows:

		Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
		2011	2010	2011	2010
		US$	US$	US$	US$
Costs and expenses resulting from transactions with a related party:
Rental expenses for plant and office spaces	(a)	84,660	81,114	253,979	230,168

The balances due from and to the related parties are summarized as follows:

		September 30, 2011	December 31, 2010
		US$	US$
Amounts due from a related party:
Prepaid rental expenses to Xinda High-Tech	(a)	-	75,732

Amounts due to related parties:
Rental payable to Xinda High-Tech	(a)	128,045	-
Interest free loans provided by Ms. Piao	(b)	1,769,145	1,769,145
Total		1,897,190	1,769,145

(a)
The Company rents a plant and office building of approximately 23,894 square meters in Harbin, Heilongjiang province from Xinda High-Tech for the period from May 1, 2009 to April 30, 2012. The annual rental fee is US$307,852. The Company also rents an office building of approximately 2,800 square meters in Harbin, Heilongjiang province from Xinda High-Tech from June 1, 2010 to May 31, 2013. The annual rental fee is US$30,785. The Company recorded rental expenses of US$84,660 and US$81,114 for the three-month periods ended September 30, 2011 and 2010, respectively and US$253,979 and US$230,168 for the nine-month periods ended September 30, 2011 and 2010, respectively.

(b)	Represents U.S. dollar denominated interest free loans provided by Ms. Piao to fund the Company’s working capital, which are unsecured and do not have specific terms of repayment.

Note 10 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2011	2010	2011	2010
	US$	US$	US$	US$
Numerator:
Net income	15,725,594	12,263,077	42,012,325	22,389,061
Less: Dividends to redeemable Series C convertible preferred stockholders	(30)	(60)	(90)	(2,723,397)
Net income attributable to common stockholders	15,725,564	12,263,017	42,012,235	19,665,664
Less:
Earnings allocated to participating redeemable Series C convertible preferred stock	(144)	(120)	(382)	(446,433)
Earnings allocated to participating redeemable Series D convertible preferred stock	(170,399)	-	(154,522)	-
Earnings allocated to participating unvested shares	(26,128)	(16,241)	(72,736)	(240,593)
Net income for basic earnings per share	15,528,893	12,246,656	41,784,595	18,978,638

Changes in fair value of derivative liabilities - Series A investor warrants	-	(80,828)	(937,739)	(1,098,736)
Changes in fair value of derivative liabilities - Series A placement agent warrants	-	(7,177)	-	(97,553)
Net income for dilutive earnings per share	15,528,893	12,158,651	40,846,856	17,782,349

Denominator:
Denominator for basic earnings per share:
Weighted average number of common stock outstanding	47,547,910	44,195,177	47,545,449	42,659,612
Contract to be settled in common stock	144,022	144,022	144,022	144,022
Series A investor warrants	-	176,505	36,943	253,646
Series A placement agent warrants	-	15,671	-	22,521
Denominator for diluted earnings per share	47,691,932	44,531,375	47,726,414	43,079,801
Earnings per share:
Basic	0.33	0.28	0.88	0.44
Diluted	0.33	0.27	0.86	0.41

The following table summarizes dilutive securities excluded from the calculation of diluted earnings per share for the three-month periods and the nine-month periods ended September 30, 2011 and 2010, because their effects are anti-dilutive:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2011	2010	2011	2010

Shares issuable upon conversion of redeemable Series C convertible preferred stock	435	435	435	435
Shares issuable upon conversion of redeemable Series D convertible preferred stock	16,000,000	-	16,000,000	-
Shares issuable upon exercise of Series A investor warrants	1,320,696	-	-	-
Shares issuable upon exercise of Series A placement agent warrants	117,261	-	117,261	-
Shares issuable upon exercise of Series C investor warrants	1,666,667	-	1,666,667	-
Shares issuable upon exercise of Series C placement agent warrants	166,667	-	166,667	-
Shares issuable upon exercise of stock options	297,000	445,500	297,000	445,500

Note 11 – Income tax

The effective income tax rates for the three-month periods ended September 30, 2011 and 2010 were 22% and 1%, respectively. The effective income tax rates for the nine-month periods ended September 30, 2011 and 2010 were 22% and 1%, respectively. The effective income tax rate for the nine-month period ended September 30, 2011 differs from the PRC statutory income tax rate of 25% primarily due to (i) the preferential income tax rate of 15% entitled by Harbin Xinda, as an Advanced and New Technology Enterprise; and (ii) the additional 50% deduction against taxable income for the research and development expenses incurred by Harbin Xinda Macromolecule Material Research Center and Harbin Xinda Macromolecule Material Engineering Center Co., Ltd..  The significant increase of the effective income tax rates in the three-month period and the nine-month period ended September 30, 2011 when compared to comparable periods in 2010 is primarily due to the liquidation of Harbin Xinda Macromolecule Material Research Institute in December 2010, which was exempt from income taxes.

As of September 30, 2011 and December 31, 2010, full valuation allowances of US$962,587 and US$677,119 were provided against the deferred income tax assets arising from tax loss carryforwards and deductible temporary differences of entities which were in cumulative loss positions.

As of and for the nine-month period ended September 30, 2011, the Company did not have any unrecognized tax benefits, and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

Note 12 – Redeemable Series D convertible preferred stock

On August 15, 2011, China XD Plastics entered into a securities purchase agreement (the “Securities Purchase Agreement”) with MSPEA Modified Plastics Holding Limited, a Cayman Islands company and an affiliate of Morgan Stanley (“MSPEA”), XD Engineering Plastics and Mr. Han, pursuant to which MSPEA purchased 16,000,000 shares of redeemable Series D convertible preferred stock with par value of US$0.0001 per share (the “Series D Preferred Stock”), for a total consideration of US$100 million or US$6.25 per share (“Series D Original Issuance Price”). On September 28, 2011, China XD Plastics issued 16,000,000 shares of Series D Preferred Stock and received total gross proceeds of US$100 million in cash.

The Company determined that there was no embedded beneficial conversion feature attributable to the Series D convertible preferred stock at the commitment date since the initial conversion price of the Series D convertible preferred stock was greater than the price of China XD Plastics’ common stock as of August 15, 2011.

The significant terms of Series D Preferred Stock are as follows:

(i)    Conversion

The holders of Series D Preferred Stock have the right to convert all or any portion of their holdings into common stock at a price of US$6.25 per share from January 1, 2012 through September 28, 2014, subject to adjustments for stock splits, combinations, dividends or distributions of common stock, merger and reorganization.  In addition, if the Company achieves net income after all charges and provisions for taxes and adjusted to exclude (i) all extraordinary or non-recurring gains or losses for the relevant period, (ii) all gains or losses derived from any business operation other than the principal business of the Company or otherwise derived outside the ordinary course of business of the Company for the relevant period, and (iii) all gains or losses attributable to the Series D Preferred Stock (“Actual Profit”), at least RMB360 million, RMB520 million and RMB800 million in 2011, 2012 and 2013, respectively, each outstanding Series D Preferred Stock will be converted into common stock from September 28, 2014 upon the delivery of a written notice from the Company to the holders of Series D Preferred Stock:

(ii)   Voting

The holders of Series D Preferred Stock have voting rights equivalent to the common stockholders on an “if-converted” basis.  In addition, if 1,600,000 shares or more (adjusted for any dilutive corporate actions) of Series D Preferred Stock remain outstanding, holders of Series D Preferred Stock have veto rights over certain material corporate actions of the Company, as defined.

(iii)  Dividends

Each share of Series D Preferred Stock shall be entitled to dividend or other distribution simultaneously with any dividend or distribution on any shares of the Company’s common stock as if all such Series D Preferred Stock has been converted to common stock.

(iv)  Liquidation preference

In the event of the liquidation, dissolution or winding-up of the affairs of the Company, whether voluntary or involuntary (a "Liquidation"), the holders of Series D Preferred Stock then outstanding shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of shares of common stock by reason of their ownership thereof, but after any payment shall be made to the holders of any Series B preferred stock or Series C convertible preferred stock by reason of their ownership thereof, with respect to each share of Series D Preferred Stock, an amount equal to the greater of (i) an amount per share of Series D Preferred Stock equal to an amount that would yield a total internal rate of return of 15% to the holder on the Series D Original Issuance Price, taking into account all cash dividends and/or distributions paid by the Company and received by the holder in respect of his or her share of Series D Preferred Stock (the IRR Price); and (ii) such amount per share as would have been payable had all shares of Series D Preferred Stock been converted into the Company’s common stock pursuant to a voluntary conversion or a mandatory conversion immediately prior to such Liquidation (without taking into account any limitations or restrictions on the convertibility of the shares of Series D Preferred Stock).

(v)  Redemption

Upon the occurrence of a triggering event as defined below, the holders of the Series D Preferred Stocks have the option to redeem the Series D Preferred Stocks at a price equal to the IRR Price (the “Redemption Price”), by delivery of written notice to the Company (the "Redemption Request") at least 6 months prior to the proposed date of redemption (the "Redemption Date") set forth in the Redemption Request, provided that in no event shall the Redemption Date be prior to March 3, 2013 if any shares of Series C convertible preferred stock remain outstanding, unless otherwise consented to by holders of the Series C convertible preferred stock.

A triggering event means either of the two events: (I) the occurrence of any of the following: (i) the Actual Profit for the Financial Year ending December 31, 2011 is less than RMB360 million (the “2011 Target”), (ii) the Actual Profit for the Financial Year ending December 31, 2012 is less than RMB468 million, or (iii) the Actual Profit for the Financial Year ending December 31, 2013 is less than RMB608 million (collectively the “Actual Profit Targets”); or (II) any breach by any of the Company, XD Engineering Plastics and Mr. Han (the “Principal Stockholders”) of any representation, warranty, covenant or other agreement in the Securities Purchase Agreement, the Certificate of Designation, the Registration Rights Agreement, the Stockholders' Agreement, the Pledge Agreement and the Indemnification Agreements (collectively, the “Transaction Document”) that (i) in the case of a breach of a covenant or agreement that is curable, has remained uncured for 30 days after the holder of Series D Preferred Stock has given written notice of such breach to the Company’ Principal Stockholders and (ii) has had or could reasonably be expected to have a material adverse impact on (a) the business, operations, properties, financial position (including any material increase in provisions), earnings or condition of the Company, or (b) the value, marketability or liquidity of the Series D Preferred Stock taking into account any remedies already sought and received in connection with such breach; (c) the commencement by the Company or any other member of the Company of any bankruptcy, insolvency, reorganization or other similar applicable law or of any other case or proceeding to be adjudicated a bankruptcy or insolvency, or the consent by it to the entry of a decree or order for relief in respect of the Company or any other member of the Company in an involuntary case; or (iv) the appointment of a custodian, receiver, liquidator, assignee, trustee, sequestrator other similar officials of the Company or any other member of the Company for the winding up or liquidation of its affairs.

If any shares of Series D Preferred Stock remain outstanding on September 28, 2014, the holders of such shares shall require the Company to redeem each share of Series D Preferred Stock at a price equal to the IRR Price (the “Mandatory Redemption Price”).  The mandatory redemption date should be March 28, 2015.

Based on the historical income level, year to date income and future profit forecast, the Company concluded that it will achieve Actual Profit targets and will not be in breach of the other trigger events. As a result, it was not probable that the Series D Preferred Stock is redeemable as of September 30, 2011.  Therefore no changes in the redemption value were recognized during the three-month period ended September 30, 2011.  The Company will assess the probability of whether the Series D Preferred Stock will become redeemable at each reporting period end.

(vi)   Stockholders’ Agreement

Pursuant to the Stockholders’ Agreement between MSPEA and the Principal Stockholders, if the Company shall at any time issue or sell any shares of common stock or equity securities, other than an issuance or sale in an exempted issuance, at a price per share of Common Stock, or in the case other equity securities exchangeable or convertible into shares of common stock, at a conversion or exercise price for a share of common stock (in each case, the "New Issue Price") that is less than the then effective conversion price of Series D Preferred Stock (treating the price per share of common stock, in the case of the issuance of any equity securities, as equal to (x) the sum of the price for such equity securities plus any additional consideration payable (without regard to any anti-dilution adjustments) upon the conversion, exchange or exercise of such equity securities divided by (y) the number of shares of common stock initially underlying such equity securities), the holders of Series D Preferred Stock shall have the right to purchase from the Principal Stockholders, and Principal Stockholders shall sell and transfer to the holders of Series D Preferred Stock, at par value per share, a number of shares of common stock that is equal to (i) the number of shares of common stock that the Series D Preferred Stock held by the holders of Series D Preferred Stock would have been convertible into as if the then effective conversion price is equal to the New Issue Price, minus (ii) the number of shares of common stock that the outstanding Series D Preferred Stock held by the holders of Series D Preferred Stock are convertible into under the then effective conversion price.  The exempted issuance refers to (a) any issuance of common stock upon the conversion of the Series D Preferred Stock; (b) the conversion, exercise or exchange of options, warrants or convertible securities of the Company that are outstanding and have been fully disclosed to MSPEA as of September 28, 2011; (c) any issuance of shares of common stock or options to employees, officers, directors or other service providers of the Company pursuant to any stock or option plan duly approved for such purpose including the board of directors; (d) any issuance of common stock, options, warrants or convertible securities of the Company pursuant to acquisitions or other strategic transactions, in each case approved by the board of directors and (e) any issuance of adjustment shares that the Principal Stockholders shall sell and transfer to the holders of Series D Preferred Stock if the Company is unable to achieve the Actual Profit as defined below.

In addition, the Principal Stockholders entered into a pledge agreement with the holders of Series D Preferred Stock to secure the payment and performance of the following obligations (collectively, the “Secured Obligations”), which are secured by the collateral under the Pledge Agreement between the holders of Series D Preferred Stock and the Principal Stockholders: (a) the full and prompt payment when due (whether at stated maturity, by redemption or acceleration or otherwise) of all debts, obligations and liabilities of Principal Stockholders owing to the holders of Series D Preferred Stock; (b) all reasonable costs and expenses incurred by the holders of Series D Preferred Stock to enforce this Agreement and maintain, preserve, collect and realize upon the collateral.  The collateral refers to 16,000,000 shares of common stock, par value $0.0001, in China XD Plastics registered in the name of XD Engineering Plastic.

The holders of Series D Preferred Stock have an option to purchase common stock at par value from the Principal Stockholders if the Company is unable to achieve the Actual Profit of RMB360 million, RMB520 million and RMB800 million in 2011, 2012 and 2013, respectively. The number of common stock to be purchased is based on a pre-set formulas as specified in the Stockholders' Agreement.

The Stockholders' Agreement was an inducement made to facilitate the investment in the Series D Preferred Stock on behalf of the Company.  Therefore, the fair value of the options issued by the Principal Stockholders to the holders of the Series D Preferred Stock was recognized as issuance cost of the Series D Preferred Stock and reflected as a reduction of the proceeds allocated to the Series D Preferred Stock.  As of September 28, 2011, the fair value of such options was determined to be US$1,501,000 based on the Company's common stock price on September 28, 2011 and the assumptions, including probability of the Company's future financial projection and the expected volatility on the Company's common stock.

Note 13 – Stockholders’ equity

The changes of each caption of stockholders’ equity for the nine-month period ended September 30, 2011 are as follows:

	Series B Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stocks	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
		US$		US$
Balance as of January 1, 2011	1,000,000	100	47,528,511	4,752	-	69,040,396	3,471,630	31,785,497	104,302,375
Net income	-	-	-	-	-	-	-	42,012,325	42,012,325
Foreign currency translation adjustment, net of nil income taxes	-	-	-	-	-	-	4,517,857	-	4,517,857
Dividend for Series C preferred stock	-	-	-	-	-	-	-	(90)	(90)
Inducement cost in connection with the issuance of redeemable Series D convertible preferred stock	-	-	-	-	-	1,501,000	-	-	1,501,000
Repurchase of common stock	-	-	(21,000)	-	(92,694)	-	-	-	(92,694)
Share-based compensation	-	-	-	-	-	405,991	-	-	405,991
Exercise of nonvested shares	-	-	19,856	2	-	(2)	-	-	-
Balance as of September 30, 2011	1,000,000	100	47,527,367	4,754	(92,694)	70,947,385	7,989,487	73,797,732	152,646,764

On April 7, 2011, the Board of Directors approved the US$10 million stock repurchase program effective until May 31, 2012.  On September 28, 2011, the Company purchased 21,000 shares of its common stock in the public stock market for a total consideration of US$92,694.

Note 14 - Warrants

The following is a summary of outstanding warrants as of September 30, 2011:

Warrants	Exercise Price	Number of Warrants Outstanding	Remaining Contractual Life
	US$		Years
Series A investor warrants	4.9	1,320,696	3.17
Series A placement agent warrants	5.5	117,261	3.17
Series C investor warrants	6.0	1,666,667	0.04
Series C placement agent warrants	7.5	166,667	1.77
		3,271,291

The fair values of the warrants as of September 30, 2011 were determined based on Black-Scholes option pricing model, using the following assumptions:

	Series A Investor Warrants	Series A Placement Agent Warrants	Series C Investor Warrants	Series C Placement Agent Warrants
Expected volatility	78.7%	78.7%	51.0%	65.0%
Expected dividends yield	0%	0%	0%	0%
Fair value of underlying common stock (per share)	4.51	4.51	4.51	4.51
Risk-free interest rate (per annum)	0.46%	0.46%	0.02%	0.26%

The expected volatility was estimated based on peer companies volatilities and historical volatility of the Company’s common stocks.

During the nine-month period ended September 30, 2011, no warrants were exercised.  On October 14, 2011, all of 1,666,667 Series C investor warrants expired.

Note 15– Share based compensation

A summary of stock option activities is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price US$	Weighted Average Remaining Contractual Life Years	Aggregate Intrinsic Value US$
Outstanding as of December 31, 2010	445,500	8.01	-	-
Grant	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	(148,500)	8.01	-	-
Outstanding as of September 30, 2011	297,000	8.01	8.86	-
Exercisable as of September 30, 2011	-

The Company recognized US$83,744 and US$49,154 of share-based compensation expense in general and administration expenses for the three-month periods ended September 30, 2011 and 2010, respectively, and US$248,500 and US$49,154 of share-based compensation expense in general and administration expenses for the nine-month periods ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, there was US$615,334 of total unrecognized compensation cost related to stock options, which is to be recognized over a period of approximately 1.9 years.

A summary of the nonvested shares activity is as follows

	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per share
		US$
Balance as of December 31, 2010	99,856	6.57
Vested	(19,856)	6.57
Outstanding as of September 30, 2011	80,000	6.57

The Company recognized US$43,800 and US$134,200 of share-based compensation expense for nonvested shares in general and administration expenses for the three-month periods and US$157,491 and US$1,325,227 of share-based compensation expense for nonvested shares in general and administration expenses for the nine-month periods ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, there was US$324,120 of total unrecognized compensation cost related to nonvested shares, which is to be recognized over a weighted average period of 1.9 years.

Note 16 - Commitments and contingencies

(1)	Lease commitments

Future minimum lease payments under non-cancellable operating leases agreements as of September 30, 2011 were as follows.  The company’s leases do not contain any contingent rent payments terms.

US$
Period from October 1, 2011 to December 31, 2011	103,183
Years ending December 31,
2012	207,994
2013	31,849
2014	-
2015	-
2016 and thereafter	-
Total	343,026

Rental expenses incurred for operating leases of plant and equipment and office spaces were US$98,285 and US$78,942 for the three-month periods and US$298,064 and US$282,842 for the nine-month periods ended September 30, 2011 and 2010, respectively.

(2)	Renovation of plant facilities

As of September 30, 2011, the Company has a commitment of US$778,569 for renovation of plant facilities.

(3)	Acquiring land use rights and plant

Pursuant to the agreement with Harbin Shengtong, the Company has a commitment of RMB352,937,900 (equivalent to US$55,336,767) as of September 30, 2011, for the acquisition of land use rights and plant. As disclosed in note 6, the acquisition of the land use rights and the plant is subject to completion of the construction project by Harbin Shengtong and acceptance by the Company.

(4)	Acquiring equipment

As of September 30, 2011, the Company had a commitment of RMB199,564,866 (equivalent to US$31,289,568) for the acquisition of equipment.

Note 17 – Reclassification

Certain items in the prior period’s unaudited condensed consolidated financial statements have been reclassified to conform to the current period consolidated financial statement presentation. These reclassifications had no effect on total assets, total liabilities or net income as previously reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q.

Certain statements in this Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in our Annual Report on Form 10-K and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

The "Company", "we," "us," "our," and the "Registrant" refer to China XD Plastics Company Limited and its subsidiaries.  Unless the context otherwise requires, all references to (i)  “PRC” and “China” are to the People’s Republic of China; (ii) “US dollar,” “$”, and “US$” are to United States dollars; (iii) “RMB” are to Yuan Renminbi of China; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Overview

We are one of the leading modified plastics manufacturers for automotive applications in the PRC, based on production capacity and number of product certifications granted by automotive manufacturers.  We design, develop and produce made-to-order modified plastics for automotive applications including exterior parts consisting of automobile bumpers, rearview and sideview mirrors, front grille, and license plate parts; interior parts, such as door panels, dashboards, steering wheels, and glove compartment and safety belt components; and functional components comprising air conditioner casings, heating and ventilation casings, engine covers, and air ducts etc.  In addition, we provide after-sales services to auto parts manufacturers that supply to automotive original equipment manufacturers (OEMs) including Audi, Red Flag, Volkswagen (VW) Golf, Toyota, BMW, Mazda and Hafei Alternative Energy Vehicle, etc.

Our growth strategy focuses on 1) increasing production capacity to meet the increasing demand of automotive plastics in China driven by automobile consumption and increasing plastic content per vehicle in China; 2) growing our market share by expanding customer base and geographic distribution; 3) enhancing our research and development capabilities to offer more high-value-added products to customers and 4) substituting higher-priced imported products with high quality products required by automotive OEMs.

The primary industry growth drivers include: 1) rising auto demand driven by rising Chinese household incomes, low market penetration, and favorable government policies; 2) benefits of using modified plastics compared to metals in terms of lighter weight, lower costs, easier processing and reuse, and greater customizability; 3) increasing usage of modified plastics in automobiles because of the current lower penetration in the Chinese auto industry compared to developed markets; 4) strong growth of electric vehicles which contain a higher percentage of plastics compared to traditional fuel vehicles; and 5) local growth opportunities created by the large gap between local supply and demand, and substitution opportunities with foreign competitors.

The Chinese auto market predominantly uses modified plastics manufactured overseas or in local factories invested by foreign companies, such as manufacturers from Germany, the Netherlands and Japan. Although China’s automotive plastic market is dominated by foreign or joint venture players, Chinese suppliers are continually gaining market share. According to a market report on China Automotive Modified Plastics by Forward & Intelligence of China Association of Automobile Manufacturers (CAAM), imported automotive plastics accounted for approximately 65% of the total China automotive plastic supply in 2009, decreasing from 69% in 2004. Compared to foreign competitors, domestic manufacturers can benefit from the lower labor cost and geographical intimacy in China. As local players continue to invest in research and development, enhance product quality and improve management skills, we believe that domestic production of automotive plastic will have competitive advantages over their foreign competitors in terms of price, quality, services and delivery times and continually replace imported plastics.

Recent Events

On August 15, 2011, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with MSPEA Modified Plastics Holding Limited, a Cayman Islands company and an affiliate of Morgan Stanley (“MSPEA”), XD Engineering Plastics and Mr. Han, our chief executive officer and controlling shareholder, pursuant to which MSPEA purchased 16,000,000 shares of redeemable Series D convertible preferred stock with par value of US$0.0001 per share (the “Series D Preferred Stock”), for a total consideration of US$100 million or US$6.25 per share. On September 28, 2011, we issued 16,000,000 shares of Series D Preferred Stock and received total gross proceeds of US$100 million in cash.

On November 8, 2011, the Company's Board of Directors approved by unanimous written consent to adopt the Second Amended and Restated Bylaws of the Company (the “Bylaws Amendment”). The Bylaws Amendment clarified stockholder voting requirements by deleting Article III, Section 7 in its entirety and restating the section as follows: "Except as may be otherwise provided in the Corporation’s Articles of Incorporation, each stockholder shall be entitled to one vote for each share of capital stock held by such stockholder. Except as otherwise required by law or the Corporation’s Articles of Incorporation, all elections shall be determined by a plurality of the votes duly cast and all other matters submitted to a vote of the stockholders shall be determined by a majority of the votes duly cast affirmatively or negatively."  The form of the Bylaws Amendment was filed as Exhibit 3.1 to the Current Report on Form 8-K as filed with the SEC on November 8, 2011.

During the nine months ended September 30, 2010, we acquired land use rights of nearly 50 acres and a plant at the South Harbin Industrial Park, Harbin from a third party, and commissioned the third party to complete the construction of the plant with five workshops and a R&D center for a value of RMB435 million (approximately US$66.9 million).  As of September 30, 2011, the main construction of five workshops and main part of the R&D center building has been completed, among which two workshops will be put into use on or before December 31, 2011 to meet our requirement of capacity expansion in 2012.

We will add 90,000 metric tons of production capacity in the first quarter of 2012 with 20 new production lines under the process of installation.  Once online, this additional capacity will produce higher-end products such as Environmental Friendly Plastics, Engineering Plastics and Alloy Plastics to meet the growing demand for our products and further expand our product portfolio and industry leading position.

Highlights for the three months ended September 30, 2011 include:

• Revenue was a record $103.8 million, an increase of 59.0 % from the third quarter of 2010
• Gross profit was $26.5 million, an increase of 63.6% from the third quarter of 2010
• Gross profit margin was 25.6%, compared to 24.8% in the third quarter of 2010
• Net income attributable to common shareholders was $15.7 million, compared to $12.3 million in the third quarter of 2010
• Total volume shipped was 39,211 metric tons, up 26.1% from 31,086 metric tons in the third quarter of 2010

Results of Operations

The following table sets forth, for the periods indicated, income statement data in millions of US dollars:

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2011	2010	%	2011	2010	%
Revenues	103.8	65.3	59.0%	267.7	177.4	50.9%
Gross profit	26.5	16.2	63.6%	66.6	42.7	56.0%
Selling, general and administrative, research and development expenses	(5.8)	(3.6)	61.1%	(14.1)	(23.6)	(40.3)%
Operating income	20.7	12.6	64.3%	52.5	19.1	174.9%
Income before income taxes	20.1	12.4	62.1%	53.8	22.6	138.1%
Income tax expense	(4.4)	(0.1)	4,300.0%	(11.8)	(0.2)	5,800.0%
Net income	15.7	12.3	27.6%	42.0	22.4	87.5%

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Revenues

Revenues were US$ 103.8 million in the third quarter of 2011, an increase of US$ 38.5 million, or 59.0%, compared to US$ 65.3 million in the same period of last year, due to approximately 26.1% increase in sales volume and 25.9% increase in the average selling price of our products. The increase of sales volume was driven by the strong demand of modified plastics in the PRC market and higher penetration of our business in our existing markets supported by our newly acquired nine production lines in December 2010. The increase of average selling price was due to the shift of product mix towards higher-end products as well as higher raw material prices.

Product Mix

The following table summarizes the breakdown of revenues in millions of US$ by product mix:

in millions, except percentage)	Revenues Three Months Ended September 30,
	2011		2010		Change in	Change in
	Amount	%	Amount	%	Amount	%
Modified Polypropylene (PP)	45.8	44.2%	42.5	65.1%	3.3	7.8%

Engineering Plastics	10.8	10.4%	3.1	4.7%	7.7	248.4%

Modified Polyamide (PA)	20.8	20.0%	11.1	17.1%	9.7	87.4%

Alloy Plastics	11.0	10.6%	2.4	3.7%	8.6	358.3%

Environment Friendly Plastics	7.2	6.9%	3.1	4.7%	4.1	132.3%

Modified Acrylonitrile Butadiene Styrene (ABS)	8.2	7.9%	3.1	4.7%	5.1	164.5%

Total Revenues	103.8	100%	65.3	100%	38.5	59.0%

The following table summarizes the breakdown of metric tons (MT) by product mix:
(in MTs, except percentage)	Sales Volume Three Months Ended September 30,
	MT	%	MT	%	Change in MT	Change in %
Modified Polypropylene (PP)	22,878	58.4%	24,384	78.5%	(1,506)	(6.2)%

Engineering Plastics	4,385	11.2%	2,160	6.9%	2,225	103.0%

Modified Polyamide (PA)	1,598	4.1%	761	2.4%	837	110.0%

Alloy Plastics	3,232	8.2%	1,250	4.0%	1,982	158.6%

Environment Friendly Plastics	4,365	11.1%	1,240	4.0%	3,125	252.0%

Modified Acrylonitrile Butadiene Styrene (ABS)	2,753	7.0%	1,291	4.2%	1,462	113.2%

Total sales volume	39,211	100%	31,086	100%	8,125	26.1%

The Company has shifted product mix from traditional Modified Polypropylene (PP) to higher-end products such as Environmental Friendly Plastics, Engineering Plastics and Alloy Plastics, primarily due to the increasing demand of advanced modified plastics in luxury automobile models in China and the stronger demand promoted by Chinese government on clean energy vehicles and stronger sales of  model cars made by automotive manufacturers from China and Germany, US and Japanese joint ventures, which tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
(in millions, except percentage)	2011	2010	Amount	%
Gross Profit	$26.5	$16.2	$10.3	63.6%
Gross Margin	25.6%	24.8%		0.8%

Gross profit was US$ 26.5 million in the quarter ended September 30, 2011 compared to US$ 16.2 million in the same period of 2010, representing an increase of 63.6%. Our gross margin increased to 25.6% during the quarter ended September 30, 2011 from 24.8% during the same quarter of 2010. The increase was mainly attributed to the higher proportion of sales of our high-end products as a percentage of total sales in 2011 as a result of our efforts in developing and selling more high value-added automotive modified plastics. Such increase in demand was driven by increasing demand for automobiles by Chinese consumers, as well as the increase of plastic content on the per-vehicle-basis in China.

General and Administrative Expenses

	Three Months Ended September 30,		Change
(in millions, except percentage)	2011	2010	Amount	%
General and Administrative Expenses	$2.3	$1.5	$0.8	53.3%
as a percentage of revenues	2.2%	2.3%		(0.1)%

General and administrative (G&A) expenses were US$ 2.3 million in the quarter ended September 30, 2011 compared to US$ 1.5 million in the same period in 2010, representing an increase of 53.3%, or US$ 0.8 million. This increase is primarily due to increase of payroll resulting from headcount increase, increase of audit fees and increase of Director and Officer’s insurance cost due to higher premium as a result of higher coverage we obtained this year.  On a percentage basis, G&A expenses in the third quarter of 2011 decreased to 2.2% of revenues from 2.3% in the third quarter of 2010.

Research and Development Expenses

	Three Months Ended September 30,		Change
(in millions, except percentage)	2011	2010	Amount	%
Research and Development Expenses	$3.5	$2.0	$1.5	74.5%
as a percentage of revenues	3.4%	3.1%		0.3%

Research and development (“R&D”) expenses were US$ 3.5 million during the quarter ended September 30, 2011 compared with US$ 2.0 million during the same period in 2010, an increase of US$ 1.5 million, or 74.5%, reflecting the increased research and development activities on new products in order to obtain product certifications for automotive applications from automobile manufacturers.

Operating Income

Total operating income was US$ 20.7 million in the quarter ended September 30, 2011 compared to US$ 12.6 million in the same period of 2010, representing an increase of 64.3% or US$ 8.1 million. This increase is primarily due to higher gross profit, partially offset by higher G&A and R&D expenses.

Other Income (Expense)

Interest Income (Expenses)
	Three Months Ended September 30,		Change
(in millions, except percentage)	2011	2010	Amount	%
Interest Income	$0.2	$-	$0.2	N/A
Interest Expenses	(0.5)	(0.3)	(0.2)	66.7%
Net Interest Income (Expenses)	$(0.3)	$(0.3)	$-	-
as a percentage of revenues	(0.3)%	(0.5)%		(0.2)%

Net interest expenses remained stable in the third quarter of 2011 compared to that of the same period of 2010. On a percentage basis, net interest expenses in the third quarter of 2011 decreased to 0.3% of revenues from 0.5% in the third quarter of 2010.

Change in Fair Value of Warrants Liabilities

	Three Months Ended September 30,		Change
(in millions, except percentage)	2011	2010	Amount	%
Change in fair value of warrants liabilities	$(0.3)	$0.1	$(0.4)	(422.2)%
as a percentage of revenues	(0.3)%	0.1%		(0.4)%

Change in fair value of warrants liabilities was a loss of US$ 0.3 million in the quarter ended September 30, 2011, compared to a gain of US$0.1 million in the same period of  2010, primarily due to the change of fair value of warrants driven by the fluctuation of our stock price in respective periods.   On a percentage basis, change in fair value of warrants liabilities in the third quarter of 2011 increased to 0.3% of revenues from 0.1% in the third quarter of 2010.

Income Taxes

	Three Months Ended September 30,		Change
(in millions, except percentage)	2011	2010	Amount	%
Income before Income Taxes	$20.1	$12.4	$7.7	62.1%
Income Tax Expense	(4.4)	(0.1)	(4.3)	4,300.0%
Effective income tax rate	21.9%	0.9%		21.0%

The effective income tax rate was 21.9% in the third quarter of 2011, compared to 0.9% in the same quarter of last year. The effective income tax rates for the third quarter of 2011 differ from the PRC statutory income tax rate of 25% primarily due to (i) the preferential income tax rate of 15% entitled by Harbin Xinda, as an Advanced and New Technology Enterprise; and (ii) the additional 50% deduction against taxable income for the research and development expenses incurred by Harbin Xinda Macromolecule Material Research Center and Harbin Xinda Macromolecule Material Engineering Center Co., Ltd..

The significant increase of the effective income tax rates in the third quarter of 2011 compared to comparable periods in 2010 is primarily due to the liquidation of Harbin Xinda Macromolecule Material Research Institute in December 2010, which was exempt from income taxes.

Net Income

As a result of the above factors, we had a net income of US$ 15.7 million in the third quarter of 2011 compared to net income of US$ 12.3 million in the same quarter of 2010.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010:

Revenues

Revenues were US$ 267.7 million for the nine months ended September 30,  2011, an increase of US$ 90.3  million, or 50.9%, compared to US$ 177.4 million in the same period of last year, due to approximately 31.5% increase in sales volume and 14.9% increase in the average selling price of our products. The increase of sales volume was driven by the strong demand of modified plastics in the PRC market and higher penetration of our business in our existing markets supported by our newly acquired nine production lines in December 2010. The increase of average selling price was due to the shift of product mix towards higher-end products as well as higher raw material prices.

Product Mix

The following table summarizes the breakdown of revenues in millions of US$ by product mix:

(in millions, except percentage)	Revenues Nine Months Ended September 30,
	2011		2010		Change in	Change in
	Amount	%	Amount	%	Amount	%
Modified Polypropylene (PP)	145.2	54.3%	108.8	61.3%	36.4	33.5%

Engineering Plastics	45.6	17.0%	31.4	17.7%	14.2	45.2%

Modified Polyamide (PA)	18.0	6.7%	10.7	6.0%	7.3	68.2%

Alloy Plastics	20.3	7.6%	8.9	5.0%	11.4	128.1%

Environment Friendly Plastics	22.2	8.3%	6.5	3.7%	15.7	241.5%

Modified Acrylonitrile Butadiene Styrene (ABS)	16.4	6.1%	11.1	6.3%	5.3	47.7%

Total Revenues	267.7	100%	177.4	100%	90.3	50.9%

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume Nine Months Ended September 30,				Change in	Change in
	MT	%	MT	%	MT	%
Modified Polypropylene (PP)	75,297	68.2%	63,408	75.6%	11,889	18.8%

Engineering Plastics	9,700	8.8%	6,269	7.5%	3,431	54.7%

Modified Polyamide (PA)	4,203	3.8%	2,528	3.0%	1,675	66.3%

Alloy Plastics	6,373	5.8%	3,496	4.2%	2,877	82.3%

Environment Friendly Plastics	9,026	8.2%	3,291	3.9%	5,735	174.3%

Modified Acrylonitrile Butadiene Styrene (ABS)	5,685	5.2%	4,877	5.8%	808	16.6%

Total sales volume	110,284	100%	83,869	100%	26,415	31.5%

The Company has shifted product mix from traditional Modified Polypropylene (PP) to higher-end products such as Environmental Friendly Plastics, Engineering Plastics and Alloy Plastics, primarily due to the stronger demand promoted by Chinese government on clean energy vehicles and stronger sales of German model cars in China, both of which require more higher-end products.

Gross Profit and Gross Margin

	Nine Months Ended September 30,		Change
(in millions, except percentage)	2011	2010	Amount	%
Gross Profit	$66.6	$42.7	$23.9	56.0%
Gross Margin	24.9%	24.1%		0.8%

Gross profit was US$ 66.6 million for the nine months ended September 30, 2011 compared to US$ 42.7 million in the same period of 2010, representing an increase of 56.0%. Our gross margin increased to 24.9% during the nine months ended September 30, 2011 from 24.1% during the same period of 2010. The increase was mainly attributed to higher proportion of our high-end products as a percentage of total sales as a result of our efforts of developing and selling more high value-added automotive modified plastics. Such increase in demand was driven by increasing demand for automobiles by Chinese consumers, as well as the increase of plastic content on the per-vehicle-basis in China.

Selling Expenses

	Nine Months Ended September 30,		Change
(in millions, except percentage)	2011	2010	Amount	%
Selling Expenses	$0.2	$0.2	$0.0	0.0%
as a percentage of revenues	0.1%	0.1%		-

Selling expenses remained at US$ 0.2 million in the nine months ended September 30, 2011and 2010, respectively. As a percentage of revenues, selling expense remained stable at 0.1% in the nine months ended September 30, 2011 compared to that of the same period of 2010.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
(in millions, except percentage)	2011	2010	Amount	%
General and Administrative Expenses	$4.8	$17.8	$(13.0)	(73.0)%
as a percentage of revenues	1.8%	10.0%		(8.2)%

G&A expenses were US$ 4.8 million for the nine months ended September 30, 2011 compared to US$ 17.8  million in the same period in 2010, representing a decrease of 73.0%, or US$ 13.0 million. This decrease is primarily due to the non-cash stock compensation expense of US$ 13.4 million for the nine months ended September  30, 2010 relating to options granted to Mr. Han, which was disclosed in our Current Report on Form 8-K on April 14, 2010.  There were no such grants in 2011.

Research and Development Expenses

	Nine Months Ended September 30,		Change
(in millions, except percentage)	2011	2010	Amount	%
Research and Development Expenses	$9.1	$5.6	$3.5	62.5%
as a percentage of revenues	3.4%	3.2%		0.2%

Research and development expenses were US$ 9.1 million during the nine months ended September 30, 2011 compared with US$ 5.6 million during the same period of last year, an increase of US$ 3.5 million, or 62.5%, reflecting the increased research and development activities on new products in order to obtain certifications for automotive applications from automobile manufacturers. As of September 30, 2011, the number of ongoing research and development projects undertaken by us is 80, of which approximately 70% we expect the completion that can bring economic benefit within 1.5 years and the remaining projects are expected to be carried out for 3 years. Majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes and etc.

Operating Income

Total operating income was US$ 52.5 million for the nine months ended September 30, 2011 compared to US$ 19.1 million in the same period of 2010, representing an increase of 174.9%, or US$ 33.4 million. This increase is primarily due to higher gross profit and decrease of general and administration expenses discussed above.

Other Income (Expense)

Interest Income (Expenses)
	Nine Months Ended September 30,		Change
(in millions, except percentage)	2011	2010	Amount	%
Interest Income	$0.2	$-	$0.2	N/A
Interest Expenses	(1.3)	(1.0)	(0.3)	30.0%
Net Interest Expenses	$(1.1)	$(1.0)	$(0.1)	10%
as a percentage of revenues	(0.4)%	(0.6)%		0.2%

Net interest expenses increased to US$1.1 million for the nine months ended September 30, 2011 compared to that of the same period of 2010 due to more short-term bank borrowings from PRC banks. On a percentage basis, interest expenses in the nine months of 2011 decreased to 0.4% of revenues from 0.6% in the same period of 2010.

Change in Fair Value of Warrants Liabilities

	Nine Months Ended September 30,		Change
(in millions, except percentage)	2011	2010	Amount	%
Change in fair value of warrants liabilities	$2.4	$1.2	$1.2	99.2%
as a percentage of revenues	0.9%	0.7%		0.2%

Change in fair value of warrants liabilities was a gain of US$ 2.4 million for the nine months ended September 30, 2011, compared to a gain of US$1.2 million in the same period of 2010, primarily due to the change of fair value of warrants driven by the fluctuation of our stock price in respective periods.  On a percentage basis, change in fair value of warrants liabilities increased to 0.9% of revenue from 0.7% in the same period of 2010.

Income Taxes

	Nine Months Ended September 30,		Change
(in millions, except percentage)	2011	2010	Amount	%
Income before Income Taxes	$53.8	$22.6	$31.2	138.1%
Income Tax Expense	(11.8)	(0.2)	(11.6)	5,800.0%
Effective income tax rate	21.9%	0.8%		21.1%

The effective income tax rate was 21.9% for the nine months ended September 30,  2011, compared to 0.8% in the same period of last year. The increase was primarily due to the expiration of tax exemption of the Research Institute which was deregistered in December 2010.

The effective income tax rate of 21.9% for the nine-month period ended September 30, 2011 differ from the PRC statutory income tax rate of 25% primarily due to (i) the preferential income tax rate of 15% entitled by Harbin Xinda, as an Advanced and New Technology Enterprise; and (ii) the additional 50% deduction against taxable income for the research and development expenses incurred by Harbin Xinda Macromolecule Material Research Center and Harbin Xinda Macromolecule Material Engineering Center Co., Ltd..

Net Income

As a result of the above factors, we had a net income of US$ 42.0 million in the nine months ended September 30, 2011, compared to net income of US$ 22.4 million in the same period of 2010.

Selected Balance Sheet Data at September 30, 2011 and December 31, 2010:

	Selected Balance Sheet Data
	September 30, 2011	December 31, 2010	Change
(in millions, except percentage)			Amount	%
Cash and cash equivalents	158.8	22.7	136.1	599.6%
Accounts receivable, net of allowance for doubtful accounts	40.6	29.0	11.6	40.0%
Inventories	30.6	25.3	5.3	20.9%
Property, plant and equipment, net	46.9	49.0	(2.1)	(4.3)%
Total assets	339.9	159.4	180.5	113.2%
Short-term bank loans	31.0	21.2	9.8	46.2%
Accounts payable	22.2	0.7	21.5	3,071.4%
Redeemable Series D convertible preferred stock	97.6	-	97.6	N/A
Stockholders' equity	89.7	55.1	34.6	62.8%

Our financial condition continues to improve as measured by an increase of 62.8% in shareholders’ equity as of September 30, 2011 compared to December 31, 2010. Cash and cash equivalent increased by US$ 136.1 million, primarily due to US$ 100 million gross proceeds from the issuance of redeemable Series D convertible preferred stock and the strong sales and cash collections. Accounts receivable increased by 40.0% as a result of growth of revenues.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production lines. We have financed these requirements primarily from cash generated from operations, short-term bank borrowings, and the issuance of our convertible preferred stocks and other equity financings. As of September 30, 2011 and December 31, 2010, we had US$ 158.8 million and US$ 22.7 million, respectively, in cash and cash equivalents, which were primarily deposited with banks in China (including Hong Kong). As of September 30, 2011, we had US$ 31.0 million outstanding short-term bank loans, which bore a weighted average interest rate of 6.0% per annum. These loans were secured by our property, plant and land use right and guaranteed by Mr. Han, our Chairman, his wife and Xinda High-Tech, an entity controlled by Mrs. Han.  These short-term bank loans have terms of no longer than one year and do not contain any renewal terms. We have historically been able to make repayments when due.

We expect that we will be able to meet our needs to fund operations, capital expenditures and other commitments in the next 12 months primarily with operating cash flows and bank borrowings. On August 15, 2011, we entered into the Securities Purchase Agreement with MSPEA, XD Engineering Plastics and Mr. Han, pursuant to which MSPEA purchased 16,000,000 shares of Series D Preferred Stock for a total consideration of US$100 million. On September 28, 2011, we issued 16,000,000 shares of Series D Preferred Stock and received total gross proceeds of US$100 million in cash.

We may, however, require additional cash resources due to change in business conditions or other future developments. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could result in additional dilution to shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financial covenants that would restrict operations. Financing may not be available in amounts or on terms acceptable to us, or at all.

The following table sets forth a summary of our cash flows for the periods indicated.

	Nine Months Ended September 30,
(in millions US$)	2011	2010
Net cash provided by operating activities	54.5	10.1
Net cash used in investing activities	(28.4)	(0.7)
Net cash provided by (used in) financing activities	109.2	(1.1)
Effect of changes in exchange rate	0.8	0.3
Net increase in cash and cash equivalents	136.1	8.6
Cash and cash equivalents at the beginning of period	22.7	6.9
Cash and cash equivalents at the end of period	158.8	15.5

Operating Activities

Net cash provided by operating activities increased to US$ 54.5 million in the nine months ended September 30, 2011 from US$ 10.1 million in the nine months ended September 30, 2010, primarily due to (i) the increase of approximately US$ 91.8 million in cash collected from our customers in the nine months ended September 30, 2011 resulting from increased sales during the period and the stable turnover days of our accounts receivable at 35 days in the nine months ended September 30, 2011,which were partially offset by (i) an increase of approximately US$ 34.6 million in cash operating expenditures, including raw material purchases, rental and personnel costs in the nine months ended September 30, 2011; and (ii) an increase of approximately US$ 7.8 million in income taxes payments because we generated more taxable profit.

Investing Activities

Net cash used in investing activities was $28.4 million in the nine months ended September 30, 2011, related to purchases of plant, equipment and land use rights.

Investing activities in the nine months ended September 30, 2010 consisted of (i) US$0.3 million proceeds from sales of equipment; and (ii) US$ 1.0 million for the purchases of property and equipment.

Financing Activities

Net cash provided by the financing activities was US$ 109.2 million in the nine months ended September 30, 2011, primarily from US$ 100 million gross proceeds from the issuance and sale of Series D convertible preferred stock issued to MSPEA, net off US$0.5 million of issuance cost; (ii) US$31.4 million bank borrowings, partially offset by repayment of US$21.6 million of bank borrowings.

Net cash used in the financing activities was US$ 1.1 million in the nine months ended September 30, 2010, primarily as a result of (i) US$ 1.8 million dividends paid on Series C convertible preferred stock; (ii) US$ 1.2 million repayment of bank borrowings, partially offset by the proceeds from related parties loans of  US$ 1.9  million.

As of September 30, 2011, our cash balance was US$158.8 million, compared to US$ 22.7 million at December 31, 2010.

Days Sales Outstanding (DSO) has increased from 19 days for the nine months ended September 30, 2010 to 35 days for the nine months ended September 30, 2011.  We continued our policy on extending credit terms to certain credit worthiness customers that have long-standing business relationships with us in order to capture more market shares.  The average DSO for the automotive modified plastic industry is generally 90 days based on our industry experience.

Industry Standard Customer and Supplier Payment Terms (days) as below:

	Nine months ended September 30, 2011	Year ended December 31, 2010
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Supplier Payment Term	Payment in advance/up to 30 days	Payment in advance/up to 30 days

Inventory turnover days decreased from 46 days for the nine months ended September 30, 2010 to 38 days for the nine months ended September 30, 2011, due to our better inventory management.

The Company is required to pay deposits to the suppliers for the 60% to 80% of the amount of principal raw materials ordered.  The Company’s decision to make advanced orders of raw materials is mainly based upon (1) the demand and supply situation in the raw materials market, and (2) the forecasted demand of products.  All of the raw materials relating to advances to suppliers as of September 30, 2011 have been subsequently received by the Company in October 2011.

Based on past performance and current expectations, we believe our cash, cash equivalents and cash generated from operations and bank borrowings will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations for at least the next 12 months.

The majority of the Company’s revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. The Company does not engage in currency hedging. Inflation has not had a material impact on the Company’s business.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Set out below are our contractual obligations at September 30, 2011:

Contractual obligations	Total	Payment due less than 1 year	2 – 3 years	4-5 years	More than 5 years
Operating lease	343,026	103,183	239,843	-
Renovation of plant facilities	778,569	778,569	-	-	-
Commitments for purchase of land use rights and construction in progress	55,336,767	55,179,194	157,573	-	-
Commitments for purchase of plant equipment	31,289,568	29,109,857	2,179,711	-	-
Total	87,747,930	85,170,803	2,577,127	-	-

Legal Proceedings

None.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks' prime rates with respect to our short-term loans are fixed for the terms of the loans, increase in interest rates will increase the cost of new borrowings and our interest expense.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of September 30, 2011 would decrease net income before provision for income taxes by approximately $0.08 million for the three months ended September 30, 2011. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

All of our revenues are collected in and substantially all of our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the $1.00 U.S. dollar until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. This move initially had the effect of pegging the exchange rate of the RMB at 8.11 RMB per U.S. dollar. Now the RMB exchange rate is no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the Chinese Central Bank allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. On Septmeber 30, 2011, the RMB traded at 6.3549RMB to 1.00 U.S. dollar.

There remains international pressure on the Chinese government to adopt an even more flexible currency policy and the exchange rate of RMB is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of RMB in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years. Since (i) our income and profit of our operating entities are denominated in RMB, and (ii) the payment of dividends, if any, will be in U.S. dollars, any decrease in the value of the RMB against other foreign currencies would adversely affect the value of the shares and dividends payable to shareholders, in foreign currency terms.

Item 4. Controls and Procedures

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

(b) Changes in internal controls.

We have hired Ms.Lina Liu  as our internal audit manager.  Ms. Liu obtained her bachelor degree in accounting from Harbin University of Commerce in China. Ms. Liu has been a Certified Internal Auditor (CIA) since 2009 and the Chinese Institute Certified Public Accountant (CICPA) since 2008 and has more than 11 years of experience in accounting and finance for public companies including 6 years in internal audit. We believe this appointment and hiring is a significant step to improve our internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the three months period ended September 30, 2011, there were no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject, and no material developments in the legal proceedings previously reported.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on March 31, 2011 except as set forth below. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Other Information

None.

Item 5.  Exhibits

Exhibit No.	Document Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China XD Plastics Company Limited

Date: November 14, 2011	By:	/s/ Jie Han
Name: Jie Han
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Taylor Zhang
Name: Taylor Zhang
Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Document Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.