Form 10-K
period 2011-12-31
China XD Plastics Co Ltd
filed 2012-03-26
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011 was approximately $63,398,613.

As of March 20, 2012, there were 47,527,367 shares of the issuer’s common stock outstanding.

Documents incorporated by reference: None.

CHINA XD PLASTICS COMPANY LIMITED
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Notes to Consolidated Financial Statements	F-9

i

PART I

ITEM 1.   BUSINESS.

Our Business

China XD Plastics Company Limited (“China XD”, “we”, and the “Company”, and “us” or “our” shall be interpreted accordingly) is one of leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China. Through our wholly-owned subsidiary Harbin Xinda Macromolecule Material Co., Ltd. (“Harbin Xinda”), we manufacture and sell modified plastics, primarily for use in the fabrication of automobile parts and components. We develop our products using our proprietary technology through our wholly-owned research laboratory, Harbin Xinda Macromolecule Material Research Center Co., Ltd. (“Xinda Macromolecule Research Center”). Xinda Macromolecule Research Center, is a professional macromolecular material research and development institution and has received 211 certifications from manufacturers in the automobile industry as of December 31, 2011. We are the only Company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang Province.  Our Research and Development (“R&D”) team consists of 94 professionals and 11 consultants, including two consultants who are members of Chinese Academy of Engineering, and one consultant who is the former chief scientist of Specialty Plastics Engineering Institute of Jilin University. As a result of the combination of our academic and technological expertise, we have a portfolio of 26 patents, two of which we have obtained the patent rights and the remaining 24 of which we have applications pending in China as of December 31, 2011.

Modified plastic is produced by changing the physical and/or chemical characteristics of ordinary resin materials. In order for plastics to be used to produce automobile parts and components, they must satisfy certain physical criteria in terms of mechanical functionality, stability under light and heat, durability, flame resistance, and environmental friendliness. Our unique proprietary formulas and processing techniques enable us to produce low-cost high-quality modified plastic materials, which have been certified by many of the major domestic and international automobile manufacturers in China. In addition, we also provide specially engineered plastics and environment-friendly plastics for use in oilfield equipment, mining equipment, vessel propulsion systems and power station equipments.

China XD’s primary end-market is the Chinese automotive industry that has been rapidly growing for the past few years where our modified plastics are used by our customers to fabricate the following auto components: exteriors (automobile bumpers, rearview and sideview mirrors, license plate parts), interiors (door panels, dashboard, steering wheel, glove compartment and safety belt components), and functional components (air conditioner casing, heating and ventilation casing, engine covers, and air ducts). Our specialized plastics are utilized in more than 23 automobile brands manufactured in China, including leading brands such as AUDI, BMW, Toyota, Buick, Mazda, Volkswagen, Cherry, Geely, and Hafei new energy vehicles. As of December 31, 2011, 211 of Harbin Xinda’s automotive-specific modified plastic products have been certified by one or more of the automobile manufacturers in China and are in commercial production. As of December 31, 2011, 75 of our products had been in the process of product certification by automobile manufacturers.

We operate three manufacturing bases in Harbin, Heilongjiang in the People’s Republic of China (“PRC”). As of December 31, 2011, we had approximately 165,000 metric tons of annual production capacity across 38 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems. In December 2011, we successfully launched our third production base in Harbin which has 90,000 metric tons of annual production capacity across 20 new production lines installed in two completed factories. In addition, there are three additional factories which are currently in construction in our third production base and expected to be completed in the second half of 2012 and which could support our production capacity expansion beyond 2012.

Our History

China XD, formerly known as NB Payphones Ltd. and NB Telecom, Inc., was originally incorporated under the laws of the state of Pennsylvania on November 16, 1999. On December 27, 2005, we migrated to the state of Nevada.

On December 24, 2008, we acquired Favor Sea Limited (“Favor Sea BVI”), a British Virgin Islands corporation, which is the holding company for Harbin Xinda and Harbin Xinda’s wholly-owned subsidiary, Harbin Xinda Macromolecule Material Research Institute (“Research Institute”). Harbin Xinda is a high-tech manufacturer and developer of modified plastics, which was established in September 2004 under the laws of the PRC. In December 2010, our management determined that the Research Institute could not meet the Company’s development needs, including meeting the criteria to be a National Enterprise Technology Center. As a result, the Research Institute was deregistered.

On June 11, 2010, Harbin Xinda established Harbin Xinda Macromolecule Material Engineering Center Co., Ltd. (“Xinda Engineering Center”) to focus on research and development of high-end products such as engineering plastics, modified PA, alloy plastics and modified ABS.

On October 14, 2010, Harbin Xinda established Heilongjiang Xinda Software Development Company Limited (“Xinda Software”) to develop software applications that provide certain standard and programmable technical services remotely.

On December 10, 2010, Harbin Xinda established Xinda Macromolecule Research Center to focus on research and development of products such as modified PP and environment-friendly modified plastics.

On March 31, 2011, Harbin Xinda established a wholly-owned subsidiary, Harbin Xinda Macromolecule Material Testing Technical Co., Ltd. (“Testing Technical”), to develop a nationally recognized testing laboratory and provide testing services of macromolecule materials, engineering plastics and other products.

In response to our rapid business expansion and in order to be eligible for tax relief for certain regions in China, we developed a group restructuring plan to re-calibrate our organization in late 2011. From August to December of 2011, Harbin Xinda established (i) Harbin Meiyuan Enterprise Management Service Company Limited. (“Meiyuan Service”) in Harbin to provide all year round training to both our existing and new employees, accommodate our customers and business partners as well as host industry conferences; and (ii) Heilongjiang Xinda Enterprise Group Technology Center  Company Limited (“Xinda Group Technology Center”) in Harbin to focus on long-term research and development projects. Heilongjiang Xinda Enterprise Group Company Limited. (“Xinda Group”), a wholly-owned subsidiary of HK Engineering Plastics Company Limited and the proposed direct parent company of all of our PRC-based operating subsidiaries after the group restructuring was established in December 2011. Harbin Xinda Plastics Material Research Center Company Limited (“Xinda Material Research Center”) was established in December 2011 to focus on research and development of products close to commercialization phase. Three companies, Haikou Xinda Plastics New Materials Company Limited. (“Haikou New Materials”), Haikou Xinda Plastics New Materials Enterprise Technical Center Company Limited (“Haikou Technical Center”), and Haikou Xinda Software Development Company Limited (“Haikou Software”) were established in December 2011 and are based in Haikou, the capital of Hainan province in the PRC. Part of the restructuring plan is for Harbin Xinda to transfer its ownership of subsidiaries to Xinda Group.  As of December 31, 2011, we have completed internal transfer of three subsidiaries to Xinda Group: Xinda Software, Xinda Group Technology Center and Testing Technical as shown in the organization chart below. Harbin Xinda will be deregistered and merged into Xinda Group. In addition, Xinda Engineering Center and Xinda Macromolecule Research Center shown in the organization chart as of December 31, 2011 will be deregistered and their functions including research and development will be carried out by Xinda Group Technology Center and Xinda Material Research Center. Meiyuan Service will change its name to Heilongjiang Xinda Enterprise Group Meiyuan Training Center Co. Ltd. (“Meiyuan Training”) to better reflect its nature of operation upon completion of the restructuring. Two new subsidiaries, Harbin Xinda Plastics Composite Material Company Limited (“Xinda Composite”) and Harbin Xinda Plastics New Material Company Limited (“Harbin New Material”) are planned to be established before the completion of the restructuring. Our restructuring is expected to be completed by the end of 2012.

Corporate Structure The corporate structure of the Company as of December 31, 2011 is as follows:

China XD Plastic Company Limited ("China XD")
100%
Favor Sea Limited ("FS BVI")
100%
Favor Sea (US) Inc. ("FS (US)")
100%
Hong Kong Engineering Plastics Company Limited ("HK Engineering Plastics")
100%
100%
Harbin Xinda Macromolecule Material Co., Ltd. ("Harbin Xinda")
Heilongjiang Xinda Enterprise Group Company Limited ("Xinda Group")
100%
Harbin Xinda Macromolecule Material Engineering Center Co., Ltd ("Xinda Engineering Center")
100%
Harbin Xinda Macromolecule Material Research Center Co., Ltd ("Xinda Macromolecule Research Center")
100%
Haikou Xinda Plastics New Materials Company Limited ("Haikou New Materials")
100%
Harbin Meiyuan Enterprise Management Service Company Limited ("Meiyuan Service")
100%
Harbin Xinda Plastics Material Research Center Co., Ltd ("Xinda Material Research Center")
100%
Heilongjiang Xinda Software Development Company Limited ("Xinda Software")
100%
Heilongjiang Xinda Enterprise Group Technology Center Company Limited ("Xinda Group Technology Center")
100%
Harbin Xinda Macromolecule Materials Testing Technical Co., Ltd ("Testing Technical")
100%
Haikou Xinda Plastics New Materials Enterprise Technical Center Company Limited ("Haikou Technical Center")
100%
Haikou Xinda Software Development Company Limited ("Haikou Software")

The planned corporate structure of the Company after the restructuring is as follows:

Our Industry

According to a research report prepared exclusively for the Company and issued by Frost & Sullivan in January 2012, China consumed approximately 12.7 million Metric Ton (“MT”) of modified plastic products in 2010, representing an increase of 35.9% compared to 2009. With China being the world’s leading manufacturing center and with rising domestic personal consumption, we believe that demand for modified plastics from China will continue to increase in the foreseeable future. As shown in Figure 1, the market demand for modified plastics will reach 13.1 million MT in 2011 and 18.5 million MT in 2015, representing compound annual growth rates (“CAGR”) of 7.8% and 11.9% by sales volume and revenue from 2010 to 2015.  Currently, demand for our products is primarily driven by the Chinese automotive industry. The use of modified plastics in the auto industry started in the 1950s. In order for plastics to be used in automobile parts and components, they must satisfy specific physical criteria in terms of mechanical functionality, stability under light and heat, durability, flame resistance, and environmental friendliness. Modified plastics are usually found in interior materials, door panels, dashboards, mud flaps, chassis, bumpers, oil tanks, gas valves, grilles, unit heater shells, air conditioner shells, heat dissipating grids, wheel covers, and other components.

Figure 1: Analysis of Chinese Modified Plastics Market: Sales Volume and Revenue (China), 2005-2015E

Source: Frost & Sullivan

According to Frost & Sullivan’s report, the Chinese automotive modified plastics market has experienced rapid development from 2005 to 2010, with more than a six-fold growth in terms of revenue and more than a four-fold increase in terms of sales volume during this period. The market demand is projected to reach 2.1 million MT in 2011. As illustrated in Figure 2, the Chinese automotive modified plastics market is expected to sustain rapid increase in terms of revenue and sales volume, with CAGR of 18.8% and 14.2% from 2010 to 2015, respectively. Approximately 51% of the automotive modified plastic consumed in 2010 was imported from outside of the PRC or manufactured by multinational and joint venture companies. We believe that the demand for automotive modified plastic in China will grow continuously due to the fast growing Chinese automotive market, increasing use per unit of plastic content in automobiles and favorable government incentives and regulations. Moreover, domestic producers will likely gain larger market share from imports as they are able to manufacture products with comparable quality at highly competitive prices and close proximity to their customers. We believe that the following are the key drivers for the automotive modified plastic industry in China.

Figure 2: Analysis of Chinese Automotive Modified Plastics Market: Sales Volume and Revenue (China), 2005-2015E

Source: Frost & Sullivan

Continual Growth in Chinese Auto Demand

According to the statistics by the China Association of Automobile Manufacturers (“CAAM”) in 2011, China’s production volume of automobiles increased from 5.7 million units in 2005 to 18.4 million units in 2011 as shown in Figure 3 below. The market is expected to sustain the growth with a CAGR of 5.9% from 2010 to 2015, reaching 24.3 million units in 2015. China has exceeded the United States to become the world’s largest auto market as measured by the number of automobiles sold. We believe the growth momentum in China’s auto sales will remain strong over the next five years. The automotive industry in China is still in its infancy with passenger car ownership of 28 vehicles per 1,000 inhabitants in 2009, which is significantly below the developed countries’ average of 445 and global average of 132 according to the Economist Intelligence Unit.

Figure 3: Overview of Chinese Marco Economy: Growth of Automotive Production (China), 2005-2015E

Source: China Association of Automobile Manufacturers, OICA, Frost & Sullivan

According to the National Bureau of Statistics, the total number of Chinese automobile parts has experienced a rapid growth because of the economic development and the incentive policies issued by the government. The number maintained a booming trend from 31.8 million units in 2005 to 78.0 million units in 2010, and is forecasted to hit a record of 93.4 million units in 2011 and 192 million units by 2015, with a CAGR of 19.8% between 2010 and 2015 as shown in Figure 4.

Figure 4: Overview of Chinese Macro Economy: Growth of Automotive Parts, 2005-2015E

Source: National Bureau of Statistics

Rising personal income in China is one of the key drivers for the rapid growth of the Chinese automobile industry. As shown in Figure 5, China has shown strong economic growth with its GDP increasing from approximately RMB 18,493.7 billion in 2005 to RMB 47,156.4 billion in 2011, and is expected to sustain the steady growth from 2012 to 2015. Per Capita Consumption Expenditure of Urban Household also shows an optimistic picture with a total nominal increase of 69.6% between 2005 and 2010, and is forecasted to reach RMB 22,551.6 by the end of 2015. Moreover, cars have become more affordable in China as local or joint venture automobile manufacturers continuously expand their production to achieve economies of scale to lower production cost and source cheaper auto parts locally. Growing income and decreasing vehicle prices will continually make car ownership more affordable for China’s rising middle class.

Figure 5: Overview of Chinese Macro Economy: Growth of Nominal GDP and Per Capita Consumption Expenditure of Urban Household (China), 2005-2015E

Source: National Bureau of Statistics, International Monetary Fund, and Frost & Sullivan

Benefit and Increasing Use of Plastic in Automobiles

(1) Cost Reduction: The primary demand driver for modified automotive plastics arises out of the cost-reduction characteristics evidenced by the plastics material inclusion in the automobile manufacturing process. Modified plastics can deliver the same performance as metallic materials at approximately a tenth of the cost. In addition, modified plastics can substitute some kinds of more expensive engineering plastics. This benefit of modified plastics will become more significant with the increased competition in automobile manufacturing industry to increase efficiencies and lower the cost.

(2) Vehicle Emissions Reduction: Plastic components impact fuel efficiency by saving approximately 2.5 liters of fuel per kilograms (“kg”) used (equivalent to 6kg of CO2 emissions) over the lifetime of the vehicle. Automobile manufacturers have been reducing vehicle weights in an attempt to reduce emissions and increase efficiencies. Modified plastics reduce the weight of components by 40% compared with traditional metallic materials.

(3) Performance and Safety Improvement: The development of advanced plastics applications lead to the improvement in performance through reducing the number and weight of the vehicle parts, thus the fuel consumption per vehicle drops significantly. In addition, the lower net weight of the vehicles improves handling performance and thereby, eliminates the likelihood of losing control in case of emergency stops. The involvement of modified plastics in automotive applications results in significant improvement of the safety features of the vehicle parts, like seat belts, air bags, and air bag containers in the recent years.

(4) New Applications: Plastics reduce the number of the required parts used in automobile manufacturing and introduce new design possibilities. Conventional materials struggle to compete against this open innovation platform associated with the plastics industry. In addition, the performance benefits associated with plastic materials continue to create a competitive advantage for the plastics industry.

(5) Increasing Use of Plastics per Vehicle: Weight of modified plastics per vehicle in China continually increased from 2005 to 2010, and is forecasted to reach 152.0 kg by the end of 2015, with a growth rate of 45.5% as shown in Figure 6. Although the weight of modified plastics per vehicle in China will still be less than that in North America and Europe, the highest growth rate indicates the huge potential for market growth. In 2010, plastic use in China is estimated to be about 104.5 kg per vehicle, representing 8% of the vehicle weight, whereas models imported from Europe contain on average as much as 190.0 kg per vehicle, or 15% of the vehicle weight. In addition, the Chinese government’s goals regarding electric and hybrid vehicles may also push the market further as weight concerns are more important for these vehicles than for traditional passenger cars.

Figure 6: Comparison of Weight of Modified Plastics per Vehicle in (China, North America, and Europe), 2005, 2010, 2015E

Source: Frost & Sullivan, American Chemistry Council’s Plastics Industry Producers' Statistics Group

Increasing Substitution of Imports

Though China’s automotive plastic market has been dominated by foreign or joint venture (“JV”) companies, Chinese suppliers are continually gaining market share. It is estimated that automotive plastics imported and manufactured by multinational and JV companies accounted for 51.0% of the total China automotive plastic supply in 2010, decreasing from 65.0% in 2005 according to a report by Frost & Sullivan. Compared to foreign competitors including JV companies, local manufacturers can largely benefit from the lower cost and geographical convenience in China and their product sales can be customized with time-efficient after sales services and technical supports. As the local production capacity of both domestic and foreign companies has been expanding, share of imports is expected to decrease to 10.0% and that of multiple national companies (the “MNC”) and JV companies is expected to decrease to 25% by the end of 2015, while the share of domestic manufacturers is forecast to rise to 65.0% in 2015 as they expand at a greater rate than MNC and JV in China.

The financial crisis beginning in 2008 and the European debt crisis beginning in 2011 forced global automakers and suppliers to concentrate on their cost structure and pricing mechanisms. Many automakers accelerated cost reduction initiatives. Moving manufacturing operations to and sourcing raw materials from low cost regions have emerged as key measures to save costs. With its huge consumer market, low labor costs and high-quality manufacturing and logistics infrastructure, China is a location favored by global auto and component makers who source parts and components not only for their local operations in China but also for their global operations. As a result, we believe that China’s local plastic suppliers will benefit from such global outsourcing trends and increasingly become a good substitute for expensive imported plastic products. JV manufacturers based in China in automotive plastics sector have been slow to invest and expand in China.

Favorable National Government Policies

In the past decade, the Chinese government has adopted a number of policies and initiatives intended to encourage the development of the Chinese modified plastics industry and stimulate the growth of the Chinese automobile industry.

Since 2000, modified plastics, including engineering plastics, have been categorized as a prioritized industrialization area by a series of government guidelines or development plans. Some of these policies include:

●
It was stated in the “Outline of China’s Twelfth Five-year Plan (2011)” that new functional materials, advanced structural materials, common base materials, fiber of high performance and its compounded material are key development directions of new material industry.

●
It was stated in the “Catalogue for Guidance on Adjustment of Industrial Structure (2011)” promulgated by the National Development and Reform Commission on March 27, 2011, that the country is currently promoting the development of production equipment of polycarbonate by the use of non-phosgene method, with annual output of 60000t/year and above, production of engineering plastic including liquid crystalline polymer (LCP) and development and application of bleeding modification and alloying; development and production of water – absorbed resin, conductible resin and biodegradable polymers; development and production of new polyamide including nylon 11, nylon 1414 and nylon 46, nylon with long carbon chain and heat resistant nylon

●
It was stated in the “Guidance on Key Areas of Industrialization of High Technology with Current Priority in Development (2011)” jointly promulgated by the National Development and Reform Commission, the Ministry of Science and Technology, the Ministry of Commerce and the State Intellectual Property Office on June 23, 2011 that modified technologies applied to general plastics, including new engineering plastics and plastic alloy, new special engineering plastics, fire resistant modified plastics, and modified technology of general plastics, are currently prioritized areas to develop and industrialize in China’s macromolecule materials sector.

●
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

In addition, with the Chinese government strongly encouraging the production of more fuel-efficient and environmentally friendly vehicles, as one means to fight the nation’s choking big-city pollution, opportunities abound for suppliers of plastics materials and auto components.

We believe that the above government measures and programs will continue to accelerate the demand for automotive modified plastics in China.

Tightening Trend and Local Government Policies

Despite the favorable national government policies as set forth above, in the past couple of years, the Chinese government has implemented certain measures to control the pace of economic growth and discontinued certain stimulus measures implemented to deal with the recent global financial crisis, including incentives for consumers to purchase automobiles.

Since 2011, in order to resolve the extreme traffic congestion, Beijing government has been implementing a vehicle purchase quota policy, which limits the maximum vehicles sold in Beijing per month to 20,000. Other cities which have begun to show signs of traffic congestion have also begun to implement similar measures to control traffic congestion, including the limited automobile licenses policy implemented in Shanghai and the imposition of congestion charges in Shenzhen.  The termination of nation-wide preferential policies can negatively affect consumer demand for new vehicles, and local restrictive measures over automobile purchases in major cities may result in the reduction in the sale of vehicles nationwide.

Our Products

Modified plastic is processed by adding chemical agents to basic plastics to generate or improve certain physical and/or chemical characteristics of plastic, such as heat resistance, hardness, tensile strength, wear resistance, and flame resistance. Based on the type of materials, modified plastics include modified common plastics, such as polypropylene (PP), acrylonitrile butadiene styrene (ABS), modified engineering plastics, such as polyamides (PA or nylon), environment-friendly plastics and specialty engineering plastics.

Our products are organized into seven categories, based on their physical characteristics, as set forth below:

Product Group	Brand Name	Number of Products Certified	Characteristics	Automotive or Other Application
Modified PP	COMPNIPER	40	High fluidity and impact resistance	Interior parts, such as inner panels, instrument panels and box lids

	COMPWIPER	51	Resistance to low temperature and impact	External parts, such as front and back bumpers and mudguards

	COMPGOPER	37	Resistance to high temperature and static	Functional components, such as unit heater shells and air conditioner shells

Modified ABS	MOALLOLY	12	High gloss, high rigidity and size stability	Functional components such as heat dissipating grids and wheel covers

Modified PA	POLGPAMR	14	High wear and heat resistance	Parts requiring high flame and heat resistance

Engineering Plastics	MOAMIOLY	17	Heat resistance and wear resistance	Engine hoods, intake manifold and bearings

Alloy Plastic	BRBSPCL	19	Combines two different plastics, such as PP and ABS	Rearview mirrors, grilles, automotive electronics and other components. Products can also be used in computers, plasma TVs and mobile phones

Environmentally friendly plastics	POLGBSMR	21	Environmentally-friendly features such as low odor and low carbon emission	Used in automobiles meeting environmental standard requirements

Modified Plastic for Special Engineering	PEEK	N/A *	Excellent mechanical and chemical resistance and temperature tolerance	Used in communications and transport, electronics and electrical appliances, machinery, medicaland analytical equipment.

Total		211

 * PEEK is primarily used in applications that are unrelated to automotive applications, which does not require certifications and is in the product development stage.

Raw Materials

The principal raw materials used for the production of our modified plastic products are plastic resins such as polypropylene, ABS and nylon. Polypropylene is a chemical compound manufactured from petroleum.  ABS is a common thermoplastic used to make light, rigid, molded products such as automotive body parts and wheel covers.  Nylon is a thermoplastic silky material.  Approximately 50.4% of our raw materials are sourced from overseas petrochemical enterprises and 49.6% from domestic petrochemical enterprises during the year ended December 31, 2011.

The Company has one-year renewable contracts with its major suppliers, which are distributors of petrochemical enterprises. Because the raw materials used in our products are primarily petroleum products, the rise in oil prices directly affects the cost of the raw materials. We attempt to mitigate the increase in our raw materials prices by appropriately raising the price for our products to pass the cost to our customers as part of our pricing policy.

Because raw materials constitute a substantial part of the cost of our products, we seek to reduce costs by dealing with three major suppliers. During the year ended December 31, 2011, the Company purchased approximately 98.1% of the Company’s raw material purchases from three major suppliers. By dealing in large quantities with these major suppliers, we obtain reduced prices for raw materials, therefore reducing the cost of our products. If we were unable to purchase from these suppliers, we believe we would still have adequate sources of raw materials from other petrochemical distributors at similar cost.

Research and Development The Xinda Engineering Center and Xinda Macromolecule Research Center were organized to provide us with ongoing additions to our technology through advanced development methods, which represent the key to our competitive strength and success. Our goal is to utilize our state-of-the-art methods, equipment and our technical expertise to produce plastics of the highest quality that are cost-efficient for our customers. Toward this end, we have staffed the Xinda Engineering Center and Xinda Macromolecule Research Center with 37 employees who have Ph.D. and Master’s degrees and 57 employees who have Bachelor’s degrees. On average, our employees have been employed in our industry for more than three years, and our key R&D employees have on average more than 10 years of experience in our industry.

To supplement the efforts of our Xinda Engineering Center and Xinda Macromolecule Research Center, we have cooperated with a number of the leading technology institutions in China. Besides providing specialized research and development skills, these relationships help us to formulate cutting edge research programs aimed at developing new technologies and applications in plastics engineering.

All our significant research and development activities are overseen by the members of our Scientific Advisory Board, which we have assembled from the leaders in China’s chemical engineering industry.  Currently, the members of the Scientific Advisory Board are:

•	Jin, Yong: Member of Chinese Academy of Engineering, Dean of Chemical Science Department of Tsinghua University.
•	Lei, Qingquan: Member of Chinese Academy of Engineering, Post-PhD Advisor of Harbin Institute of Technology.
•	Wu, Zhongwen: Chief Scientist and Director of the Research Institute of Special Plastics Engineering of Jilin University.
•	Zheng, Kai: Secretary General of China’s Plastics Engineering Industry Association.
•	Zhang, Huixuan: Vice Principal of Changchun University of Technology.
•	Li, Bin: Dean of the Science Department at Eastern Forest Industry University.

•	Jiang, Zhenhua: Director of the Engineering Research Center of the Special Plastics Engineering Education Department of Jilin University.
•	Jing, Xiabin: Post-PhD Advisor and Researcher of Changchun Institute of Applied Chemistry of the Chinese Academy of Sciences.
•	Wang, Guibin: Post-PhD Advisor of Jilin University.
•	Li, Feng: Senior Engineer of Sinopec, Beijing Chemical Engineering Institute.
•	Wang, Yafeng: Engineer Harbin Institute of Technology-Asset Management.

We host our annual seminar on the Development of the Macromolecule Materials Industry since 2008, during which we bring our prominent industry-leading consultants to meet our R&D staffs. The annual seminar gives industry experts an opportunity to review and evaluate the Company's R&D initiatives in terms of technology advancement on the backdrop of government policies which support development of the modified plastics industry. During the seminar, industry experts assess the progress of the Company's R&D projects for the current year, and then evaluate the Company’s R&D projects for next year. Projects are reviewed in terms of overall strategy, alignment with government policies, market opportunities, efficient utilization of R&D and technical feasibility.

Our Xinda Engineering Center and Xinda Macromolecule Research Center are located within the same facility of our Dalian North Road production base. Both centers provided technical support for our recently expanded modified plastic annual theoretical production capacity of 255,000 MT and ongoing service to our customers, and enhanced our research and development capabilities for modified plastics in new applications in areas, such as aerospace, high-speed rail and new energy vehicles. We have been certified as a National Level Enterprise Technology Center, the only institution certified as such in the modified plastics industry in Heilongjiang. This certification makes us eligible for participation of issuing modified plastics industry standards, certain tax and tariff relief for scientific research and development, certain funding designated for National Enterprise Technology Center and municipal subsidies and Post-PhD and Academy Member WorkStation in Heilongjiang Province.

We spent US$11,640,243 and US$7,382,507 in research and development during the years ended December 31, 2011 and 2010, respectively.

Intellectual Property

Patents

As a result of our collection of academic and technological expertise, we have two approved patents and 24 pending patent applications in China, as set forth in the following table.

No.	Patent Name	Application No.	Application Date and Status
1	A preparation method of polycarbonate blends with high toughness and high strength	201110094454.6	April 15, 2011, pending

2	A preparation method of glass fiber reinforced polyether ether ketone with high strength and high heat resistance	201110122566.8	May 12, 2011, pending

3	A rapid detection methods of the tensile propertie of modified PP used in auto specially by non-standard situation	201110158528.8	June 14, 2011, pending

4	A preparation process of centralized control method used in plastic production line	201110158488.7	June 14, 2011, pending

5	A rapid detection methods of the impact propertie of midified plastics used in automobile specially	201110233488.9	August 16, 2011,pending

6	A preparation process of the premixed screening system	201110158488.7	December 1, 2011,pending

7	A preparation process of the plastic production line with high performance and high homogeneity	201110233488.9	December 1, 2011,pending

8	A preparation method of the thermoplastic elastomers PP with high mobility and high resistance of deformation	201110035725.0	February 11, 2011,pending

9	A preparation method of polylactic acid used in auto dashboard	201110035716.1	February 11, 2011,pending

10	A preparation method of polymer composites with high toughness	201110035736.9	February 11, 2011,pending

11	A special material of cooling grille with high heat resistance and high weather resistance	201110094466.9	April, 15, 2011,pending

12	A preparation process of ABS alloy with high impact performance and high heat resistance	201110122586.5	May, 12, 2011,pending

13	A preparation method of easily dispersed and easily processing polypropylene composite material	201110158511.2	June 14, 2011,pending

14	A preparation method of high heat-resistant and high rigid PLA composite material reinforced by fully biodegradable natural fiber	201110158512.7	June 14, 2011,pending

15	A high impact PA6 composite material with core-shell toughening and its preparation method	201110196226.X	July 13, 2011,pending

16	A high-powered aircraft tail composite material and its preparation process	201110196209.6	July 13, 2011,pending

17	A preparation method of polypropylene resin foam particles with supercritical CO2 act	201110230302.4	April, 12, 2011,pending

18	A high toughness,low warpage and high-mobility PET/PBT/PC alloy reinforced by glass fiber and its preparation method	201110235189.9	April, 17, 2011,pending

19	A high impact and high heat-resistant flame retardant ABS composite material reinforced by glass fiber and its preparation process	201110268625.2	September 13, 2011,pending

20	A preparation method of polylactic acid composite material modified by hydroxyapatite with supercritical water act	201110268687.3	September 13, 2011,pending

21	A high heat-resistant and high wear-resistant PEEK composite material and its preparation process	201110347338.0	October 1, 2011,pending

22	A preparation process of high weathering colour ASA resin	201110347336.1	November, 2011,pending

23	A high toughness, low warpage and low mold temperature PET/PA6 alloy reinforced by glass fiber and its preparation method	2011110347339.5	November, 2011,pending

24	A polypropylene composite material used in battery tank of new source of energy automobile and its preparation method	201110347320.0	November, 2011,pending

25	A modified method of bond interface between carbon fiber and non-polar resin	ZL200510010279.2	June 6, 2007 approved

26	A sprayed directly material used in car bumper	ZL20081005170.8	January 12, 2011 approved

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

We believe that the necessity, rigorousness, complexity and duration of the certification process make it difficult for outside competitors to enter the field in a short period of time. We have obtained 211 certifications from automobile manufacturers as of December 31, 2011 which we believe is currently one of the largest portfolios of product certifications in the Chinese automobile modified plastics industry.

Sales and Marketing

Currently, our sales network focuses on the northeastern, northern and eastern regions of China. We primarily sell to end customers through our approved distributors.  To a less extent, we also sell directly to end customers.  A typical customer development cycle starts when our R&D staffs develop customized products for new customers and obtain product certifications. These customers are usually major automobile parts manufacturers who can only source from suppliers like China XD with product certifications granted by major automobile manufacturers. After  we established relationships with these customers and began to have large volume of transactions with them, we assign the customers to our distributors according to our internal policies. In 2011, approximately 96.8% of our sales were generated from distributors.

We enter into distribution agreements with local distributors in areas where large automobile manufacturers are located. The distribution agreements usually have a term of three years, during which period we can enter into distribution agreements with other distributors for our products. The distributors are responsible for marketing and distributing our products. Through the established sales channels, we can quickly respond to local market demand, address customer needs, enhance our ability to provide technical support and after-sales services, and lower our marketing expenses. Our general credit term with our distributors is three months and our collection of payment from distributors is not contingent upon their cash collection from end customers. We manufacture products according to orders received from our distributors and maintain a certain quantity of raw materials based on our experience and the distributors order patterns. By doing this we hope to ensure the smooth implementation of the production plan of major automobile manufacturers and avoid risks of inventory shortage.  We do not provide the distributors nor end customers with the right of return, price protection or any other concessions.  We allow for an exchange of products or return only if the products are defective.

We have been actively extending our distribution network to seven distributors in 2011 and we believe we have good control on our distribution network.  We believe that we have been able to secure and maintain strong relationships with our customers due to our existing certifications, advanced technologies and high product quality, which establish a higher barrier to entry. Most of the new customer relationships will be developed through our own R&D and sales force and maintained by our R&D and sales professionals, and our distributors.  According to our distribution contracts, our distributors are prohibited from selling our competitors’ products and required to use the product certificate, brand name and package standards set by us during the distribution period. After the expiration of the distribution contracts in absence of renewal, we retain the customer relationships with end customers.

Fluctuation in the cost of raw materials affects the selling price of our products.  According to our sales contracts, after we receive a sales order, if the increase or decrease in the procurement prices of plastic resin, our key raw material, is over 5%, we will adjust the prices of our products by the same amount of the increase or decrease of the raw materials. As a result, we are able to pass on most of the increase in the cost of our raw materials to our customers. The actual monthly orders by our distributors may vary from our annual contract, though the variation is usually small.

The Company sells its products, substantially through approved distributors in the PRC.  The Company’s sales to its distributors are highly concentrated. Sales to four and three major distributors, which individually exceeded 10% of the Company’s revenues, accounted for approximately 73.7% and 73.3% of the Company’s revenues for the years ended December 31, 2011 and 2010, respectively. The Company expects revenues from these distributors to continue to represent a substantial portion of its revenue in the future.

Competition

The PRC automotive modified plastics industry is growing rapidly and highly fragmented with the top three domestic producers occupying less than approximately 22.1% of the market shares in 2010 according to the Frost & Sullivan’s report. According to Frost & Sullivan’s report, in terms of sales volume and production capacity, we are one of the leading domestic specialized manufacturers of modified plastic for automobile parts in China, with a market share of approximately 5.4% in 2010 and 7.2% in 2011. In 2011, our sales volume of automotive plastics was approximately 151,000 MT. As of December 31, 2011, our annual production capacity of automotive plastics was 165,000 MT.

We installed 20 new product lines on December 11, 2011. The 20 new production lines will be utilized primarily for the manufacture of higher value-added modified plastics products. Once fully ramped up, the lines will increase the Company's total production capacity by 90,000 MT to 255,000 MT per annum. The additional capacity will start to contribute to the Company's production capacity during the first quarter of 2012.

Currently, Harbin Xinda’s primary Chinese competitor in the automobile industry is Guangzhou Kingfa Science & Technology Co., Ltd. (“Guangzhou Kingfa”). Guangzhou Kingfa entered the automotive modified plastics market in 2006 and its facilities had an annual manufacturing capacity of 169,000 MT for its modified plastics products used in the automobile industry at the end of 2010. Kingfa has the largest capacity expansion plans and is expected to expand to 472,000 MT by 2012, but its utilization rate of production capacity is expected to be lower than that of China XD based on Frost & Sullivan’s report. Guangzhou Kingfa has much larger financial resources than Harbin Xinda. However, we believe that it currently holds fewer number of product certifications for automotive modified plastic to the automobile industry compared to Harbin Xinda. Another top domestic manufacturer of modified plastic is Shanghai Pret Composites Co., Ltd. (“Shanghai Pret”), which focuses on the production of automotive plastics. According to Frost & Sullivan’s report, it had an annual capacity of 61,800 MT and sales volume of 50,600 MT in 2010.

The Chinese auto market predominantly uses modified plastics manufactured overseas or in factories controlled by foreign companies, such as manufacturers from Germany, the Netherlands and Japan. Although China’s automotive plastic market is dominated by foreign or JV players, Chinese suppliers are continually gaining market share. It is estimated that automotive plastics imported or manufactured by multinational and JV companies accounted for approximately 51% of the total China automotive plastic supply in 2011, decreasing from 65% in 2005. JV manufacturers based in China in automotive plastics sector have been slow to invest and expand in China. Compared to foreign competitors including JV manufacturers, domestic manufacturers can benefit from the lower costs and geographical proximity in China. As local players continue to invest in research and development, enhance product quality and improve management skills, we believe that domestic production of automotive plastic will compete very favorably with the foreign competitors in terms of price, quality, services and delivery times and continually replace imported plastics.

Our Competitive Strengths

We believe that the following competitive strengths continue to enable us to compete effectively in the automotive modified plastics market in the PRC:

●
Leading Market Position with High Barrier to Entry. We believe that we are one of the China’s leading specialized manufacturers of modified plastic for automobile parts in terms of sales volume and production capacity, with a market share of approximately 7.2% in 2011. The PRC automotive modified plastics industry is growing rapidly and is highly fragmented with the top three domestic producers occupying less than approximately 22.1% of the market shares in 2010. In 2011, our sales volume of automotive plastics was approximately 151,000 MT, representing a growth of 33.0% compared to that in 2010. As of December 31, 2011, our annual production capacity of automotive plastics was 165,000 MT. We believe our leading market position allows us to successfully compete with other foreign and domestic modified plastic manufacturers in the market. Being one of the leading specialized manufacturer of automotive modified plastics in China, we believe we are well-positioned to not only grow with the increasing market demand but increase market share by replacing smaller and less efficient modified plastic manufacturer.

In addition, as a result of our consistent research and development efforts, we have obtained 211 product certifications from major automotive manufacturers in the PRC as of December 31, 2011, which we believe is among the largest numbers of product certifications by any domestic player in China’s automotive plastics industry. Strict certification requirements and long certification periods result in high barriers to entry. Our current or potential competitors are required to obtain relevant product certifications from automotive manufacturers in order to compete with us. Each certification normally takes over two years to complete, and as a result, automotive manufacturers are reluctant to change suppliers like us who have already received necessary certifications and proven consistent product quality. We believe that having one of the largest portfolios of product certifications in China allows us to strengthen our competitive position.

●
Long-Term Relationships with Reputable End Users. Our senior management has been involved in the business of modified plastics since 1985. We benefit from the industry connections and experience of our senior management, which have enabled us to establish long-term customer relationships and strong industry recognition. We are a qualified provider of high-quality automotive plastics, and have sold our products through plastic auto part manufacturers to many leading automotive manufacturers in China. Currently, our modified plastics are utilized in more than 20 automobile brands and over 70 automobile models manufactured in China, including Audi, Volkswagen, BMW, GM Mazda, Toyota, Cherry, Geely and Hafei new energy vehicles.. We believe that our brand and our products are well recognized and respected in China’s automotive modified plastics market.

●
High Quality Products with Lower Costs.  We purchase our raw materials from a small number of large suppliers who procure resins locally or internationally.  By concentrating our purchases from a small group of suppliers, we are able to keep the costs of purchasing raw materials relatively low.  Also, since our manufacturing facilities are located in China where labor, raw materials and operation costs are relatively lower, we are able to charge lower prices than our international competitors while maintaining comparable quality. Compared to our domestic competitors, we believe our long-standing manufacturing experience, in-depth market knowledge, significant scale of economy and strong R&D capabilities enable us to provide higher quality products at competitive prices.

Manufacturing facilities are critical to the quality of products. We have in the past invested substantial time and resources in building state-of-the-art production lines to enhance our product quality. Our facilities have maintained ISO/TS16949, a certification of quality management systems specific to the automotive industry.

●
Strong Customer-Oriented R&D Capabilities. The modified plastics industry is characterized by rapid development and increasing demand for high quality products. We have strong R&D capabilities that allow us to have successfully passed OEM automakers’ certification processes in the past and continually introduce new and high quality products to the market. Compared to international plastic supply models, which target larger scale applications of common plastics and involve less customization and specialization, we provide customer-oriented product development through our certification process.  By working closely with our customers, we are able to adjust our product features to better satisfy the specific needs of each customer. To achieve this, we have staffed our R&D team with 94 professionals, of whom 37 have Ph.D. and Master’s degrees. On average, our R&D employees have worked with us for more than three years, and some key experts have more than 10 years of experience in our industry. We have also cooperated with a number of the leading technology centers in China. Besides providing specialized research and development skills, these relationships help us to formulate cutting edge research programs aimed at developing new technologies and applications in plastics engineering.  We currently have two approved patents and have 24 patent applications pending with the State Intellectual Property Office of the P.R.C., or SIPO.

●
Established Distribution Model.  Through seven distributors across China, we have established distribution networks that cover northeast, north and east China, with a current focus on northeast China. We enter into distribution agreements with local distributors in areas where large automobile manufacturers are located.  By leveraging the proximity of our distributors to the automobile manufacturers, we can enhance our relationships with our customers. Through the established sales channels, we can quickly respond to local market demand, address customer needs, enhance our ability to provide superior technological support and after-sales services, and lower our marketing expenses.  At the same time, our distributors are responsible for the payments to us which is not contingent upon their cash collection from end customers. By actively managing our distribution network, we are also able to accelerate local market penetration and increase sales opportunities. For example, we entered the north China market in 2009 through a local distributor, one year earlier than we planned, and in 2011 north and east China account for approximately 18.4% and 19.2% of our revenues, respectively.

●
Seasoned Management Team.  Our senior management team and key personnel have extensive operating and industry experience. Mr. Han, our chief executive officer and president, founded our former affiliate Harbin Xinda Nylon Factory in 1985. With 27 years of industry experience, Mr. Han has in-depth knowledge and expertise of China’s modified plastic industry. He currently serves as executive director of the China Plastic Processing Industry Association and as a member of the Standing Committee of the Heilongjiang Association of Industry and Commerce. Our chief executive officer, chief technology officer and chief operating officer have over 50 years combined experience in the modified plastics industry and we believe their extensive professionalism and knowledge can well serve our customers.

●
Sufficient Capital Resources. We received US$100 million investment from MSPEA Modified Plastics Holding Limited, a Cayman Islands company and an affiliate of Morgan Stanley (“MSPEA”), one of the leading private equity investors in Asia, for a significant non-controlling ownership stake in the Company in 2011. The proceeds from this investment will help us expand and further upgrade our production capabilities. In addition, as the holder of Series D Preferred Stock, MSPEA is entitled to appoint and has appointed two directors to our Board, who are able to contribute their extensive transactions experience to help the Company with acquisition opportunities to expand our production capacity and our business into overseas markets.

Our Strategies

Our goal is to capitalize on China’s modified plastics growth trend, with a specific focus on applications in the auto sector, and to eventually be the leading modified plastics manufacturer in China. We are committed to enhancing our sales and profitability and achieving our goals through the following strategies:

●
Continue to Increase Production Capacity.  Over the past five years, we have consistently increased production capacity to meet the rising demands of the automotive industry in the PRC. As of December 31, 2011, we have an installed annual production capacity of 165,000 MT, and we have been operating at near full capacity since 2007. With the expected strong growth in the automotive modified plastics market of China, we expect that we will continue to experience strong demand from our customers. Therefore, we intend to continue to strategically increase our production capacity to meet customer demands from both expanded geographical location and future downstream sector growth. We plan to continually increase our annual capacity to reach approximately 300,000 MT by 2013 and approximately 500,000 MT by 2015.

●
Focus on R&D and Develop New Product Offerings.  We are currently utilizing our research and development capabilities to obtain further product certifications, develop new products, applications and technologies. Approximately 29.5% of our automotive plastic product certification applications are currently undergoing trial manufacturing periods to obtain the necessary certifications. In addition, we are developing new products for automotive applications to expand our product portfolio, including initiating R&D on modified plastic for use in electric vehicles. We are also developing specialty engineering plastics and bio-plastics for use in other applications, such as high-speed trains, vessel-propulsion systems, mining and oil-field equipment and aerospace equipments. We have operated a new research center since May 2011. We are the first non State-Owned-Enterprise awarded National Level Enterprise Technology Center, in Heilongjiang Province. In addition, we have Post-PhD and Academy Member WorkStation in Heilongjiang Province enhancing our research and development capabilities.

●
Expand Customer Base Domestically and Internationally.  The automotive plastics market in the PRC is highly fragmented with significant barriers to entry. Although we have approximately 7.2% of the market share in 2011, our customer coverage is concentrated in the northeast regions of the PRC. We seek to increase our market share in northeast China, and also expand our reach to northern and eastern China. In addition, we intend to have sales in overseas markets and export our products by 2013. We plan to implement such strategies through further expanding our distribution network by working with local distributors who have contacts and networks overseas and directly establishing strategic alliances with certain of our non-PRC customers.

●
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

●	Increase Efficiency by Corporate Restructuring. We are currently implementing a corporate restructuring plan with the aim of establishing a more efficient company group structure, as a result of which every subsidiary will be more easily accessible to the customers and our operation will respond to the market changes in a more efficient manner. We aim to complete the corporate restructuring plan by the end of 2012.

Environmental Laws

The cost of compliance with Chinese environmental regulations currently is minimal. Most of the waste produced from our production process is water, which we circulate in our enclosed water treatment system.

Employees

China XD’s operations are organized into several operational departments including manufacturing, Research & Development (“R&D”), management, finance, sales, purchasing and marketing and others. As of December 31, 2011, there were 537 employees, including 213 in manufacturing, 94 in R&D, 89 in management, 19 in finance, 48 in sales, purchasing and marketing and 74 in other departments.

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

The continuation or intensification of the recent global economic crisis arising from the European debt crisis may adversely impact our business, and the businesses of our customers. Our specialized plastics are sold to automobile parts manufacturers and distributors. The recent global economic crisis harmed most industries and has been detrimental to the automotive industry. Since virtually all of our sales are made to auto industry participants, our sales and business operations are dependent on the financial health of the automotive industry and could suffer if our customers experience, or continue to experience, a downturn in their business. Presently, it is unclear whether and to what extent the economic stimulus measures facilitated by the European Union and other governments throughout the world will mitigate the effects of the crisis on the automotive industry and other industries that affect our business.

We concentrate our operations primarily in the automotive industry, therefore, a contraction in automotive sales and production could have a material adverse effect on our results of operations and liquidity.

We develop, manufacture, and distribute modified plastic, primarily for use in automobiles. Automotive sales and production are highly cyclical and depend, among other things, on general economic conditions and consumer spending and preferences (which can be affected by a number of issues including fuel costs and the availability of consumer financing). As the volume of automotive production fluctuates, the demand for our products also fluctuates. While the China automotive sales and production maintained growth momentum in 2010 and continued to grow in 2011, however the growth rate was significantly down from previous years. A contraction in automotive sales and production could harm our results of operations and financial condition. Consequently, we are exposed to the risks of adverse developments affecting the auto industry to a greater extent than if our operations were dispersed over a variety of industries.

The withdrawal of preferential government policies and the tightening control over the Chinese automotive industry and automobile purchase restrictions imposed in certain major cities may limit market demand for our products.

In 2011, Chinese government terminated two preferential policies for its automotive industry: (1) vehicles with 1.6L or lower air displacement were given a 50% discount in purchase tax and (2) the vehicles sold in rural area were given a government subsidy. Since 2011, in order to resolve the extreme traffic congestion, the Beijing government has been implementing the vehicle purchase quota policy, which limits the maximum vehicles sold in Beijing per month to 20,000. Other cities which have begun to show signs of traffic congestion have also begun to implement similar measures to control traffic congestion, including the limited automobile licenses policy implemented in Shanghai and the imposition of congestion charges in Shenzhen. The termination of two nation-wide preferential policies negatively affected consumer demand for new vehicles, and local restrictive measures over automobile purchases in major cities may result in the reduction in the sale of vehicles nationwide.  According to Rao Da, secretary-general of China Passenger Vehicle Association as reported on February 3, 2012, China’s total new automobile sales to end-users in 2011 were down 7 percent compared to those in 2010. The national and local policies over the Chinese automotive industry may continue to impact market demand for automobiles in 2012 and eventually result in a reduction in our product sales.

The Chinese automotive industry's growth is slowing after the rapid growth since 2000 and such slowdown may adversely affect the market demand for our products.

There is a direct correlation between our business and automobile production volume and sales, which are dependent on economic policies and market sentiment. The Chinese automotive industry had been rapidly growing for a decade prior to 2011. However, inflation, higher interest rates, tighter bank lending, lifting of consumer subsidies and buying restrictions in congested cities all contributed to a more modest environment in 2011, resulting in the sharp slow-down in automobile sales volume growth rate to 3%, compared to 46% in 2009 and 34% in 2010, representing the lowest growth rate in the past 13 years, according to the latest data issued by China Association of Automobile Manufacturers. Any significant reduction in automobile production and sales would have a material and adverse effect on our business.  There can be no assurance that the market conditions, government policies and other factors leading to the existing slowdown in demand for automobiles will not continue.  The decline in demand for automobiles would directly and adversely affect demand for our products and hence our business, financial condition and results of operations.

In the event we do not comply with our obligations under our loan agreements with Longjiang Bank and Bank of Communication, which loans are secured by our land use rights, certain buildings and machinery, our business may be adversely affected and disrupted.

Harbin Xinda has entered into short term loan agreements with Longjiang Bank and Bank of Communication. The loans are secured by (i) Harbin Xinda’s land use right, buildings and machinery, and (ii) equipment of Harbin Xinda High-Tech Co., Ltd. (“Xinda High-Tech”), a related party as collateral and also guaranteed by Mr. Jie Han and his spouse. Although we are in compliance and intend to continue to be in compliance with the payment terms and our other obligations under the loan agreements, we may not be able to repay these loans.  In the event of a default on these obligations, Longjiang Bank and Bank of Communication may seize control over the pledged collateral, as a result of which our business may be adversely affected and disrupted.

A large percentage of our sales revenue is derived from sales to a limited number of distributors and a limited number of customers, and our business will suffer if sales to these customers decline.

A significant portion of our sales revenue historically has been derived from a limited number of distributors. Our top four and three distributors accounted for approximately 73.7% of our revenues in 2011 and approximately 73.3% in 2010, respectively. Any significant reduction in demand for modified plastics by any of these major customers or our distributors and any decrease in demand of products by its customers could harm our sales and business operations, financial condition and results of operations.

We are dependent on a limited number of suppliers. While we have identified alternative sources for the materials and equipment we use, a temporary disruption in our ability to procure necessary materials and equipment could adversely impact our sales in future periods.

Materials constitute a substantial part of the cost of our products.  We seek to reduce the cost of raw materials by dealing with major suppliers. During the year ended December 31, 2011, the Company purchased approximately 98.1% of the Company’s raw materials from three major suppliers. The Company purchased equipment from one major supplier, which accounted for 99.7% of the Company's equipment purchases for the year ended December 31, 2011. We believe the relationship with our suppliers is satisfactory and that alternative suppliers are available if relationships falter or existing suppliers should become unable to keep up with our requirements. However, there can be no assurance that our current or future suppliers will be able to meet our requirements on commercially reasonable terms or within scheduled delivery times. An interruption of our arrangements with suppliers could cause a delay in the production of our products for timely delivery to distributors and customers which could result in a loss of sales in future periods.

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

In May 2011, SAFE enacted “Circular of the State Administration of Foreign Exchange on Printing and Distributing on the Operating Rules for the Administration of Foreign Exchange with Respect to the Financing and Round-tripping Investment of Domestic Residents via Overseas Special Purpose Companies” (“Circular No. 19”). Circular No. 19 does not change the registration requirements imposed by Circular No. 75, but clarifies and simplifies the registration procedures. These regulations apply to our shareholders and beneficial owners who are PRC individuals.

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

We have requested our shareholders and beneficial owners who are PRC individuals to make the necessary applications and filings as required under these regulations and under any implementing rules or approval practices that may be established under these regulations. As of the date of this Annual Report on Form 10-K, Mr. Han, our chief executive officer’s beneficial ownerships in China XD and XD. Engineering Plastics Company Limited respectively have been registered with local SAFE in accordance with Circular No. 75 and Circular No. 19. However we cannot assure you that the rest of our shareholders and beneficial owners who are PRC individuals have timely updated their registrations with SAFE. The failure or inability of our PRC shareholders and beneficial owners make any required registrations may subject us to fines and legal sanctions, restrict our overseas or cross-border investment activities, limit our PRC subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, as a result of which our acquisition strategy and business operations and our ability to distribute profits to you could be materially and adversely affected.

On December 25, 2006, the People’s Bank of China issued the Administration Measures on Individual Foreign Exchange Control, and the corresponding Implementing Rules were issued by SAFE on January 5, 2007, both of these regulations became effective on February 1, 2007. According to these regulations, all foreign exchange matters relating to employee stock holding plans, share option plans or similar plans in which PRC citizens will participate require approval from SAFE or its authorized branch. On March 28, 2007, SAFE issued the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, Chinese citizens who were granted share options or shares by an offshore listed company were required, through a Chinese agent or Chinese subsidiary of the offshore listed company, to register with SAFE and complete certain other procedures. We are an offshore listed company and, as a result, we and our Chinese employees who had been granted share options or shares under our existing share incentive plan were subject to the Stock Option Rule. We did not obtain a registration with the local SAFE in Heilongjiang in connection with the options we granted to our PRC employees under our existing share incentive plan, because local SAFE in Heilongjiang orally informed us that we were not required to obtain such registration with it, and that we only needed to apply for verification in connection with establishment of a foreign exchange account and purchase of foreign currency when our employees planned to sell incentive shares or to exercise options.

In February 2012, SAFE promulgated the Notice on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly-Listed Company, or the New Stock Option Rules, which replaced and substituted the Stock Option Rule. According to the New Stock Option Rules, if a PRC resident participates in any stock incentive plan of an overseas publicly-listed company, a qualified PRC domestic agent must, among other things, file on behalf of such participant an application with SAFE to conduct the SAFE registration with respect to such stock incentive plan and obtain approval for an annual allowance with respect to the purchase of foreign exchange in connection with the exercise or sale of stock options or stock such participant holds. Such participating PRC resident’s foreign exchange income received from the sale of stock and dividends distributed by the overseas publicly-listed company must be fully remitted into a specific domestic foreign currency account opened and managed by such PRC agent first, before distribution to such participants.

We are an offshore listed company and, as a result, any Chinese employee, or foreign employee who resides in PRC more than one year consecutively, of our PRC subsidiaries, including without limitation, directors, supervisors and other senior management staffs of our PRC subsidiaries, who have been granted share options or shares under our existing share incentive plan are subject to the New Stock Option Rules.  We will make an application with local SAFE in Heilongjiang to obtain a registration in respect of our incentive share plan in accordance with the New Stock Option Rules. If our PRC subsidiaries or their qualified employees fail to comply with these regulations, including the New Stock Option Rules, they may be subject to fines or other legal sanctions imposed by SAFE or other Chinese government authorities.

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

If the PRC tax authorities determine that we, Favor Sea Limited, a British Virgin Islands corporation (“Favor Sea BVI”) and/or Hong Kong Engineering Plastics Company Limited, a Hong Kong corporation (“HK Engineering Plastics”), are “resident enterprises” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow.  We, Favor Sea BVI and/or HK Engineering Plastics may be subject to enterprise income tax at a rate of 25% on our, Favor Sea BVI and/or HK Engineering Plastics’s worldwide taxable income, as well as PRC enterprise income tax reporting obligations. However, under the EIT Law and its implementing rules, dividends paid between “qualified resident enterprises” are exempt from enterprise income tax. As a result, if we, Favor Sea BVI and HK Engineering Plastics are treated as PRC “qualified resident enterprises,” all dividends paid from Harbin Xinda to HK Engineering Plastics, from HK Engineering Plastics to Favor Sea BVI and from Favor Sea BVI to us may be exempt from PRC tax.

On April 22, 2009, State Administration of Taxation (the “SAT”) enacted “Circular of the State Administration of Taxation on Issues Concerning the Identification of Chinese-Controlled Overseas Registered Enterprises as Resident Enterprises in Accordance With the Actual Standards of Organizational Management”. On July 27, 2011, SAT enacted “Announcement of the State Administration of Taxation on Printing and Distributing the Administrative Measures for Income Tax on Chinese-controlled Resident Enterprises Incorporated Overseas (Trial Implementation)”. Under those two rules, either the enterprises may request the PRC tax authorities to determine their “resident enterprises” identity or the tax authority may investigate and determine an enterprise’s identity.   The target enterprises under those two rules are foreign registered companies controlled by the PRC companies, however, the PRC tax authority may determine if a foreign registered company controlled by the PRC individual(s) is a “resident enterprise” or not by reference to those two rules.

If we, Favor Sea BVI and HK Engineering Plastics are treated as PRC “non-resident enterprises” under the EIT Law, then dividends that HK Engineering Plastics receives from Harbin Xinda (assuming such dividends were considered sourced within the PRC) (i) may be subject to a 5% PRC withholding tax, if the Arrangement between the Mainland of China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income (the “PRC-HK Tax Treaty”) were applicable, or (ii) if the PRC-HK Tax Treaty does not apply (i.e., because the PRC tax authorities may deem HK Engineering Plastics to be a conduit not entitled to treaty benefits), may be subject to a 10% PRC withholding tax. Similarly, if we and Favor Sea BVI were treated as PRC “non-resident enterprises” under the EIT Law, and HK Engineering Plastics were treated as a PRC “resident enterprise” under the EIT Law, then dividends that Favor Sea BVI receive from HK Engineering Plastics (assuming such dividends were considered sourced within the PRC) may be subject to a 10% PRC withholding tax; if we were treated as a PRC “non-resident enterprise” under the EIT Law, and Favor Sea BVI and HK Engineering Plastics were treated as PRC “resident enterprises” under the EIT Law, then dividends that we receive from Favor Sea BVI (assuming such dividends were considered sourced within the PRC) may be subject to a 10% PRC withholding tax. Any such taxes on dividends could materially reduce the amount of dividends, if any, we could pay to our shareholders.

Finally, if we were deemed as a “resident enterprise,” the new “resident enterprise” classification could result in a situation in which an up to 10% PRC tax is imposed on dividends we pay to our non-PRC shareholders that are not PRC tax “resident enterprises”. In such event, we may be required to withhold an up to 10% PRC tax on any dividends paid to non-PRC resident enterprise shareholders. Our non-PRC resident enterprise shareholders also may be responsible for paying PRC tax at a rate of 10% on any gain realized from the sale or transfer of our ordinary shares in certain circumstances if such income is considered PRC-sourced income by relevant tax authorities. We would not, however, have an obligation to withhold PRC tax with respect to such gain.

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

On August 8, 2006, six PRC regulatory agencies, namely, the PRC Ministry of Commerce, or the MOFCOM, the State Assets Supervision and Administration Commission, or the SASAC, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, or the CSRC, and the SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006. The M&A Rule purports, among other things, (i) to require any PRC company, enterprise or individual that intends to merge or acquire its domestic affiliated company in the name of an overseas company which it lawfully established or controls, to apply for MOFCOM’s  examination on and approval for the  proposed merger or acquisition; and (ii) to require SPVs, formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange. Interpretation and enforcement of the M&A Rule in terms of offshore listing by SPVs always remain uncertain. As a result, we are not sure whether the M&A Rule would require us or our entities in China to obtain the approval from either the MOFCOM or the CSRC or any other regulatory agencies in connection with the transaction contemplated by the share transfer contracts which were entered into between Mr. Jie Han, Mr. Qingwei Ma and Hong Kong Engineering Plastics Company Limited on June 26, 2008 , the transaction contemplated in the Agreement and Plan of Merger entered into by and among NB Telecom, Favor Sea (BVI) and the shareholders of Favor Sea (BVI) on December 24, 2008 (detailed description of both of the two aforesaid transactions and relevant contracts can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on April 14, 2010) the adoption and performance of the option agreement dated May 16, 2008 between Ms. Piao and Mr. Han.

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

We may fail to develop and maintain an effective system of internal controls over financial reporting.  As a result, we may not be able to accurately report our financial results or prevent fraud and current and potential shareholders could lose confidence in the integrity of our financial reports, which could harm our business and the trading price of our common stock.

Prior to our listing on the US stock exchange, we were a private company with all business operations within China. Our accounting and reporting system was designed to satisfy local statutory requirements and internal management needs. We had limited accounting personnel and resources to address internal control over financial reporting for the purpose of compliance with U.S. GAAP and SEC reporting requirements. Management concluded that our internal controls over financial reporting were ineffective as of December 31, 2011, due to a  material weakness and a significant deficiency. The material weakness relates to insufficient competent accounting personal in applying U.S. generally accepted accounting principles, in particular, accounting for Series D preferred stock and application of two class method in the calculation of earnings per share. The significant deficiency relates to our lack of tax expertise to review the income taxes of the entities in the People’s Republic of China (the “PRC”) and the United States of America (the “USA”).

Our management is committed to strengthening our internal controls and complying with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”).  In 2011, we continued to implement a plan, pursuant to which (1) our accounting staff obtained external training of US GAAP and SEC reporting by qualified entity in 2011, (2) we have hired a third party SOX 404 compliance consultant to help us improve our internal controls system, and (3) we continue to seek senior qualified people with requisite expertise and knowledge to help improve our internal control procedures.

However, we cannot be certain that these measures we have undertaken will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need may become more complex, and significantly more resources may be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to maintain an effective internal control system, our stockholders and other potential investors may lose confidence in our business operations and the integrity of our financial statements, and may be discouraged from future investments in our company, which may delay or hinder any future business development or expansion plans if we are unable to raise funds in future financings, and our current stockholders may choose to dispose of the shares of common stock they own in our company, which could have a negative impact on our stock price. In addition, non-compliance with SOX 404 could subject us to a variety of administrative sanctions, including the suspension of trading of our stock on the NASDAQ Global Market, ineligibility for listing on other national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which could further reduce our stock price.

We may be subject to or liable to US taxes, interest and penalties.

Because we do not generate any income in the U.S., we do not believe that we owe U.S. federal income taxes for the taxable years ended December 31, 2011 and 2010. However, there can be no assurance that the IRS will agree with this position, and therefore we ultimately could be held liable for U.S. federal income taxes, interest and penalties.

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

As of December 31, 2011, Harbin Xinda operated three separate factories located at 9 Qinling Road (the “Qinling Road Factory”), at 9 North Dalian Road (the “Dalian Road Factory”) and at 9 Jiangnan First Road (the “Jiangnan Road Factory”). Harbin Xinda owns the titles to the land and premises of the Qinling Road Factory. Harbin Xinda leases land and premises of the Dalian Road Factory from Xinda High-Tech. In addition, the Xinda Engineering Center leased an office building at the Dalian Road Factory from Xinda High-Tech. Harbin Xinda is in the process of acquiring the titles to the land and premises at Jiangnan Road Factory. Harbin Xinda and the Xinda Engineering Center’s leases will expire on April 30, 2012 and May 31, 2013 respectively. If we are unable to renew our lease on acceptable terms in due course or if our lease is terminated by the lessor unilaterally for the Dalian Road Factory or acquire the titles to the land and premises at Jiannan Road Factory:

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

The total cost of raw materials made up approximately 98% of our cost of revenues in both 2011 and 2010.

Currently, plastic resins are mainly used as a raw material in China’s plastic parts molding industry. The market prices of plastic resins may fluctuate due to changes in supply and demand conditions in that industry. Any sudden shortage of supply or significant increase in demand of plastic resins and additives may result in higher market prices and thereby increase our cost of sales. The prices of plastic resins and additives are, to a certain extent, affected by the price movement of crude oil. The international market prices for crude oil increased in 2011 compared to the fourth quarter of 2010 and continued to rise during the first two months of 2012, which caused the price of raw materials to increase. In addition, under the terms of our customer agreements, we can only increase the sales price for our products if the cost of our raw materials increases by more than 5%. As a result, our inability to increase the selling price of our products to cover increases of less than 5%, may limit our profitability.

Our assets are primarily located in China. So any dividends or proceeds from liquidation are subject to the approval of the relevant Chinese government agencies.

Our assets are primarily located inside China. Under the laws governing FIEs in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the Board of Directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of dividend payment or liquidation.

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

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for our operations, appreciation of the Renminbi against the U.S. Dollar could reduce the value in Renminbi of our funds. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. Dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an appreciation of the Renminbi against the U.S. dollar of approximately 28.8% from July 21, 2005 to December 31, 2011. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. Dollar.

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

MSPEA Modified Plastics Holding Limited (“MSPEA”) has significant influence over our affairs.

MSPEA currently owns 100% of our outstanding Series D Preferred Stock, representing approximately 23.8% of our issued and outstanding shares of common stock on an as converted basis. Pursuant to the Certificate of Designation of Series D Preferred Stock, holders of Series D Preferred Stock have the right to elect, voting as a separate class, two directors to serve on the Board so long as at least 12,800,000 (adjusted for any dilutive corporate actions) shares of Series D Preferred Stock are outstanding, and one director to serve on the Board if the number of shares of Series D Preferred Stock outstanding at such time is less than 12,800,000 but more than 1,600,000 (in each case adjusted for any dilutive corporate actions). For so long as at least 1,600,000 (adjusted for any dilutive corporate actions) shares of Series D Preferred Stock remain outstanding, holders of Series D Preferred Stock have veto rights over certain material corporate actions of the Company and its subsidiaries as described in the Certificate of Designation of Series D Preferred Stock. As such, MSPEA currently has significant influence over our affairs.

Upon the occurrence of certain events, we may be required to redeem all or a portion of the Series D Preferred Stock.

The holders of the Series D Preferred Stock have the right to require us to redeem all or a portion of the outstanding shares of the Series D Preferred Stock, subject to certain restriction on the redemption date, at a price per share equal to an amount that would yield a total internal rate of return of 15% to such holder on the original issue price of $6.25 per share, upon the occurrence of any of the following events: (i) our failure to achieve an adjusted consolidated net income of RMB360 million for fiscal year 2011, or RMB468 million for fiscal year 2012, or RMB608 million for fiscal year 2013, (ii) a breach by us, XD Engineering Plastics or Mr. Han of certain provisions of the financing documents in connection with the issuance and sale of the Series D Preferred Stock, which breach gives rise to a material adverse effect on us or which materially diminishes the value of the Series D Preferred Stock, (iii) the commencement by the Company or any of its subsidiaries of any bankruptcy, insolvency, reorganization or the like, or (iv) the appointment of a custodian, receiver, liquidator, assignee, trustee or other similar officials of the Company or any of its subsidiaries for the winding up or liquidation of its affairs. In the event we are required to redeem the Series D Preferred Stock, if we have insufficient cash available and do not have access to bank debt, we may have to liquidate assets to fund such redemption. Any such liquidation may yield proceeds lesser than might otherwise be the case.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

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

The land on which our owned facility is located measures 14,715 square meters (158,391 square feet). The land use right was issued to Harbin Xinda by the City of Harbin and will expire in 2053. We also have a long-term lease of the production facilities with Xinda High-Tech. The land on which our leased facility is located measures 16,537 square meters (178,009 square feet). The facility we rent includes three buildings with two office buildings attached by one workshop respectively and one guard room. Cost of compliance with Chinese environmental regulations currently is minimal.

On May 9, 2011, Harbin Xinda entered into a purchase agreement with Harbin Shengtong Engineering Plastics Co. Ltd. (“Harbin Shengtong”) as amended on June 1, 2011.  The legal representative of Harbin Shengtong is a former employee of Harbin Xinda. Pursuant to the purchase agreement, Harbin Xinda will purchase from Harbin Shengtong land use rights and a production base consisting of five workshops and a building (the “Project”), in exchange for a total consideration of RMB435 million (approximately US$67.3 million) in cash. Harbin Shengtong is responsible to complete the construction of the plant according to Harbin Xinda’s specifications. Once the Project is fully completed and accepted by Harbin Xinda, Harbin Shengtong shall transfer titles of the Project to Harbin Xinda. The completion of the entire Project is expected to occur in the second half of 2012. During the year ended December 31, 2011, the Company paid Harbin Shengtong a cash deposit of RMB118.9 million (equivalent to US$18.9 million). In December 2011, two workshops were completed and subsequently placed into service by the Company. Accordingly, the cost of these two workshops of approximately RMB59.5 million (equivalent to US$9.5 million) was recorded in plant and buildings as of December 31, 2011.  The allocable cost of the land use right related to the two workshops of approximately RMB24.1 million (equivalent to US$3.8 million) was recorded in land use rights in the Company’s balance sheet as of December 31, 2011. The titles of the two workshops and the related land use rights are expected to be transferred to the Company once the Project is completed in the second half of 2012.

On June 13, 2011, China XD, through its subsidiary, Xinda Macromolecule Research Center entered into two equipment purchase contracts with Harbin Jiamu Import and Export Trading Co., Ltd., pursuant to which, Xinda Macromolecule Research Center purchased various production and R&D equipment for RMB 278 million (equivalent to approximately US$43 million). The production equipment was delivered and put into use before the end of 2011.  In December 2011, the 20 new production lines were opened and they will be utilized primarily for the manufacture of higher value-added modified plastics products. Once fully ramped up in the first quarter of 2012, the lines will increase the Company's total production capacity by 90,000 metric tons to 255,000 metric tons per annum. The additional capacity started contributing to the Company's production capacity during the first quarter of 2012.

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

In addition to its unique extraction technology, Harbin Xinda has developed its own techniques and equipment for many of the steps in the production process. Among the aspects of production for which Harbin Xinda has proprietary technology are product formulae, a technique for combining extruder screws, and certain stuffing techniques. With these unique formulas and techniques, our products can satisfy clients’ standard requirements at a lower cost than competitive products.

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

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to November 27, 2009, our common stock was quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “CXDC”. On November 27, 2009, we terminated our listing on OTCBB and listed our common stock on NASDAQ Global Market, also under the symbol “CXDC.” The following table sets forth, for the indicated periods, the high and low sales prices for our common stock, as reported on NASDAQ.

	Common Stock
	High	Low
Fiscal Year Ended December 31, 2010
First Quarter	6.99	5.70
Second Quarter	7.35	5.11
Third Quarter	7.18	5.00
Fourth Quarter	6.84	5.01

Fiscal Year Ending December 31, 2011
First Quarter	7.35	5.12
Second Quarter	5.67	3.18
Third Quarter	5.55	3.10
Fourth Quarter	5.41	3.78

Number of Holders

As of March 20, 2012, there were 361 record holders of our common stock.

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

The following table provides certain information with respect to the Company’s Plan in effect as of December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options and nonvested shares (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)

Stock options	297,000	8.01
Nonvested shares	106,405	0
Total	403,405

As of December 31, 2011, the number of securities remaining available for future issuance under equity compensation plans was 5,413,715 shares.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On August 15, 2011, China XD Plastics entered into a securities purchase agreement (the “Securities Purchase Agreement”) with MSPEA Modified Plastics Holding Limited, a Cayman Islands company and an affiliate of Morgan Stanley (“MSPEA”), XD Engineering Plastics and Mr. Han, pursuant to which MSPEA purchased 16,000,000 shares of redeemable Series D convertible preferred stock with par value of US$0.0001 per share (the “Series D Preferred Stock”), for a total consideration of US$100 million or US$6.25 per share (“Series D Original Issuance Price”). On September 28, 2011, China XD Plastics issued 16,000,000 shares of Series D Preferred Stock and received total gross proceeds of US$100 million in cash. Net proceeds after issuance cost were approximately US$99.1 million.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 7, 2011, the Board of Directors approved a stock repurchase program that allows the Company to repurchase up to US$10 million of its stock until May 31, 2012. On September 28, 2011, the Company purchased 21,000 shares of its common stock in the public stock market for a total consideration of US$92,694.

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

General

China XD Plastics Company Limited (“China XD”, “we”, and the “Company”, and “us” or “our” shall be interpreted accordingly) is one of leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China. Through our wholly-owned subsidiary Harbin Xinda Macromolecule Material Co., Ltd. (the “Harbin Xinda”), we manufacture and sell modified plastics, primarily for use in the fabrication of automobile parts and components. We develop our products using our proprietary technology through our wholly-owned research laboratory, Harbin Xinda Macromolecule Material Research Center Co., Ltd. (the “Xinda Macromolecule Research Center). Xinda Macromolecule Research Center, a professional macromolecular material research and development institution and has received 211 certifications from manufacturers in the automobile industry as of December 31, 2011. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang Province. Our Research and Development (the “R&D”) team consists of 94 professionals and 11 consultants, including two consultants who are members of Chinese Academy of Engineering, and one consultant who is the former chief scientist of Specialty Plastics Engineering Institute of Jilin University.  As a result of the combination of our academic and technological expertise, we have a portfolio of 26 patents, two of which we have obtained the patent rights and the remaining 24 of which we have applications pending in China as of December 31, 2011.

We believe we are one of leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China. Our products include seven categories: polypropylene (PP), acrylonitrile butadiene styrene (ABS), modified engineering plastics, polyamides (PA or nylon), environment-friendly plastics, specialty engineering plastics and PEEK. The Company's products are primarily used in the production of exterior and interior trim and functional components of more than 20 automobile brands and 70 automobile models manufactured in China, including Audi, Volkswagen, BMW, GM Mazda, Toyota, Cherry, Geely and Hafei new energy vehicles. The Company's Research Center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing bases in Harbin, Heilongjiang in the PRC. As of December 31, 2011, we had approximately 165,000 metric tons of production capacity across 38 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems. In December 2011, we successfully launched our third production base in Harbin with the 90,000 metric tons of production capacity across 20 new production lines installed in two completed factories. In addition, there are three additional factories which are currently in construction in our third production base and expected to be completed in the second half of 2012 and which could support our production capacity expansion beyond 2012.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities; (2) the disclosure of our contingent assets and liabilities at the end of each reporting period; and (3) the reported amounts of revenues and expenses during each reporting period. We continually evaluate these judgments, estimates and assumptions based on our own historical experience, knowledge and assessment of current business and other conditions and our expectations regarding the future based on available information which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application.

When reading our consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies, and the sensitivity of reported results to changes in conditions and assumptions. We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Long-Lived Assets

Our long-lived assets include property, plant and equipment and land use rights.

We depreciate and amortize our property, plant and equipment and land use rights, using the straight-line method of accounting over the estimated useful lives of the assets. We make estimates of the useful lives of property, plant and equipment, including the salvage values, and land use rights in order to determine the amount of depreciation and amortization expense to be recorded during each reporting period. We estimate the useful lives at the time the assets are acquired based on historical experience with similar assets.

We evaluate long-lived assets, including property, plant and equipment, and land use rights for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We assess recoverability by comparing carrying amount of a long-lived asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, we recognize an impairment charge based on the amount by which the carrying amount exceeds the estimated fair value of the asset or asset group. We estimate the fair value of the asset or asset group based on the best information available, including prices for similar assets and in the absence of an observable market price, the results of using a present value technique to estimate the fair value of the asset or asset group. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third party independent appraisals, as considered necessary.  Assets to be disposed are reported at the lower of carrying amount or fair value less costs to sell, and are no longer depreciated.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In establishing the required allowance, we consider historical losses adjusted to take into account current market conditions and customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to its customers.

We extend unsecured credit to customers with good credit history. We review our accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end. We have not experienced any material write-offs in history.

Valuation of Inventories

Our inventories are stated at the lower of cost or net realizable value. We routinely evaluate quantities and value of our inventories in light of current market conditions and market trends, and record a write-down against the cost of inventories for a decline in net realizable value. Expected demand and anticipated sales price are the key factors affecting our inventory valuation analysis. For purposes of our inventory valuation analysis, we develop expected demand and anticipated sales prices primarily based on sales orders as well as industry trends and individual customer analysis. We also consider sales and sales orders after each reporting period-end but before the issuance of our financial statements to assess the accuracy of our inventory valuation estimates. Historically, actual demand and sales price have generally been consistent with or greater than expected demand and anticipated sales price used for purposes of the our inventory valuation analysis. The evaluation also takes into consideration new product development schedules, the effect that new products might have on the sale of existing products, product obsolescence, customer concentrations, product merchantability and other factors. Market conditions are subject to change and actual consumption of inventories could differ from forecasted demand. Furthermore, the price of plastic resins, our primary raw material, is subject to fluctuations based on global supply and demand. Our management continually monitors the changes in the purchase price paid for plastic resins, including advances to suppliers, and the impact of such change on our ability to recover the cost of inventory and our prepayments to suppliers. Our products have a long life cycle and obsolescence has not historically been a significant factor in the valuation of inventories. We have not experienced any material inventory write-downs before.

Income Tax Uncertainties and Realization of Deferred Income Tax Assets

Our income tax provision, deferred income tax assets and deferred income tax liabilities are recognized and measured primarily based on actual and expected future income, PRC statutory income tax rates, PRC tax regulations and tax planning strategies. Significant judgment is required in interpreting tax regulations in the PRC, evaluating uncertain tax positions, and assessing the realizability of deferred income tax assets. Actual results could differ materially from those judgments, and changes in judgments could materially affect our consolidated financial statements. As of December 31, 2011 and 2010, we had total gross deferred income tax assets of US$1,005,361 and US$715,351, respectively. We record a valuation allowance to reduce our deferred income tax assets if, based on the weight of available evidence, we believe expected future taxable income is not likely to support the use of a deduction or credit in that jurisdiction. We evaluate the level of our valuation allowances quarterly, and more frequently if actual operating results differ significantly from forecasted results. As of December 31, 2011 and 2010, our valuation allowance against deferred income tax assets was US$1,005,361 and US$715,351, respectively. The change in valuation allowance was attributable primarily to deferred income tax assets, consisting primarily of tax losses carryforward of China XD Plastics and Favor Sea (US) which in our judgment, are not more likely than not to be realized as tax benefits in view of the cumulative loss positions of these entities.

We recognize the impact of a tax position if we determine the position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, it is presumed that the position will be examined by the appropriate tax authority that has full knowledge of all relevant information. In addition, a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The tax positions are regularly re-evaluated based on the results of the examination of income tax filings, statute of limitations expirations and changes in tax law that would either increase or decrease the technical merits of a position relative to the more-likely-than-not recognition threshold. In the normal course of business, we are regularly audited by the PRC tax authorities. The settlement of any particular issue with the applicable tax authority could have a material impact on our consolidated financial statements.

Stock Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award and recognize the cost over the period the employee is required to provide service in exchange for the award, which generally is the vesting period. We have elected to recognize the compensation cost for an award with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. However, the cumulative amount of compensation cost recognized at any date equals at least the portion of the grant date value of such award that is vested at that date.

We estimated the fair value of our share options using the Black-Scholes Option Pricing model. The model incorporates subjective assumptions. The expected volatility was based on implied volatilities from traded options, peer companies volatilities and historical volatility of the Company’s common stock. The risk free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. There is no expected dividend yield, as the Company has not paid dividend and does not anticipate paying dividend over the term of the grants.

Changes in our estimates and assumptions regarding the expected volatility could significantly impact the estimated fair values of our share options determined under the Black-Scholes valuation model and, as a result, our net income.

Fair Value Measurements

We apply the provisions of ASC Subtopic 820-10, Fair Value Measurements, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements.  The fair values are measured pursuant to the three levels defined as follow:

•	Level 1: inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value.

The fair values of the warrants outstanding as of December 31, 2011 and 2010 were determined based on the Black-Scholes option pricing model, using the following key assumptions:

	Series A Investor Warrants		Series A Placement Agent Warrants		Series C Investor Warrants			Series C Placement Agent Warrants
	December 31,		December 31,		December 31,			December 31,
	2011	2010	2011	2010	2011	*	2010	2011	2010
Exercise price (per share)	4.9	4.9	5.5	5.5	N/A		6.0	7.5	7.5
Risk-free interest rate per annum	0.4%	1.5%	0.4%	1.5%	N/A		0.3%	0.2%	0.8%
Expected volatility	72.0%	69.2%	72.0%	69.2%	N/A		47.2%	55.4%	78.0%
Expected dividends yield	0%	0%	0%	0%	N/A		0%	0%	0%
Expected term	2.9 years	3.9 years	2.9 years	3.9 years	N/A		0.8 years	1.5 years	2.5 years

*Series C Investor Warrants expired on October 14, 2011

Results of Operations

The following table sets forth, for the periods indicated, statements of income data in thousands of USD:

	For the Years Ended December 31,
(in thousands, except percentages)	2011		2010
	Amount	%	Amount	%
Revenues	$381,625	100%	$249,823	100%
Cost of revenues	$285,802	75%	$188,294	75%
Gross profit	$95,823	25%	$61,529	25%
Total operating expenses	$18,961	5%	$27,813	11%
O Operating income	$76,861	20%	$33,716	14%
InIncome before income taxes	$78,629	21%	$50,144	20%
Income tax expenses	$18,110	5%	$21,307	9%
Net income	$60,519	16%	$28,837	11%

Revenues

Revenues were US$ 381.6 million, an increase of US$ 131.8 million, or 52.8%, as compared to US$ 249.8 million in 2010, due to approximately 33% increase in sales volume and 12.5% increase in the average selling price of our products on a constant dollar basis. The increase of sales volume was driven by the strong demand of modified plastics in the PRC market and higher penetration of our business in our existing markets supported by our newly acquired nine production lines in December 2010. The increase of average selling price was due to the shift of product mix towards higher-end products as well as higher raw material prices.

The following table summarizes the breakdown of revenues by categories in millions of US$:

	Revenues
(in millions, except percentage)	For the Years Ended December 31,
	2011		2010
	Amount	%	Amount	%	Change in Amount	Change in %
Modified Polypropylene (PP)	185.0	48.5%	137.3	55.0%	47.7	34.8%

Engineering Plastics	70.9	18.6%	40.5	16.2%	30.4	74.9%

Modified Polyamide (PA)	26.3	6.9%	15.8	6.4%	10.5	65.2%

Alloy Plastics	28.3	7.4%	12.7	5.1%	15.6	124.0%

Environment Friendly Plastics	32.6	8.5%	10.8	4.3%	21.8	201.4%

Modified Acrylonitrile Butadiene Styrene (ABS)	20.3	5.3%	14.6	5.8%	5.7	39.2%

Sub-total	363.4	95.2%	231.7	92.8%	131.7	56.8%

After-sales service	18.2	4.8%	18.1	7.2%	0.1	1.0%
Total Revenues	381.6	100%	249.8	100%	131.8	52.8%

The following table summarizes the breakdown of metric tons (MT) by product mix:

	Sales Volume
(in MTs, except percentage)	For the Years Ended December 31,
	2011		2010
	MT	%	MT	%	Change in MT	Change in %
Modified Polypropylene (PP)	99,052	65.5%	83,523	73.4%	15,529	18.6%

Engineering Plastics	14,885	9.8%	8,647	7.6%	6,238	72.1%

Modified Polyamide (PA)	6,167	4.1%	4,106	3.6%	2,061	50.2%

Alloy Plastics	9,427	6.2%	4,996	4.4%	4,431	88.7%

Environment Friendly Plastics	14,368	9.5%	5,791	5.1%	8,577	148.1%

Modified Acrylonitrile Butadiene Styrene (ABS)	7,373	4.9%	6,658	5.9%	715	10.7%

Total sales volume	151,271	100%	113,721	100%	37,550	33.0%

The Company has shifted product mix from traditional Modified Polypropylene (PP) to higher-end products such as Environmental Friendly Plastics, Engineering Plastics and Alloy Plastics, primarily due to (i) the increasing demand of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand promoted by Chinese government for clean energy vehicles and (iii) stronger sales of higher-end cars made by automotive manufacturers from China and Germany, US and Japanese joint ventures, which tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Margin

	For the Years Ended December 31,		Change
(in millions, except percentage)	2011	2010	Amount	%
Gross Profit	$95.8	$61.5	$34.3	55.7%
Gross Margin	25.1%	24.6%		0.5%

Gross profit was US$ 95.8 million in 2011 compared to US$ 61.5 million in 2010, representing an increase of 55.7%. Our gross margin increased to 25.1% in 2011 from 24.6% in 2010. The increase was in line with the revenue growth, mainly attributed to the higher proportion of revenues of our high-end products as a percentage of total revenues in 2011 as a result of our efforts in developing and selling more high value-added automotive modified plastics. Such increase in demand was driven by increasing demand for automobiles by Chinese consumers, as well as the increase of plastic content on a per-vehicle-basis in China.

General and Administrative Expenses

	For the Years Ended December 31,		Change
(in millions, except percentage)	2011	2010	Amount	%
General and Administrative Expenses	$7.1	$19.9	$(12.8)	(64.6)%
as a percentage of revenues	1.8%	7.9%		(6.1)%

General and administrative (“G&A”) expenses were US$ 7.1 million in 2011 compared to US$19.9 million in 2010, representing a decrease of 64.6%, or US$ 12.8 million. This decrease is primarily due to the non-cash stock compensation expense of US$ 13.4 million in 2010 relating to options granted to Mr. Han, which was disclosed in our Current Report on Form 8-K on April 14, 2010 as well as in the footnote 15 in our consolidated financial statements.  There were no such grants in 2011.

On a percentage basis, G&A expenses in 2011 decreased to 1.8% of revenues from 7.9% in 2010.

Research and Development Expenses

	For the Years Ended December 31,		Change
(in millions, except percentage)	2011	2010	Amount	%
Research and Development Expenses	$11.6	$7.4	$4.2	57.7%
as a percentage of revenues	3.1%	3.0%		0.1%

Research and development (“R&D”) expenses were US$ 11.6 million  in  2011 compared with US$ 7.4 million in 2010, an increase of US$ 4.2 million, or 57.7%, reflecting the increased research and development activities on new products in order to obtain product certifications for automotive applications from automobile manufacturers.

As of December 31, 2011, the number of ongoing research and development projects undertaken by us is 75. We expect completion and the resulting economic benefits approximately 29% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. Majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes etc.

Operating Income

Total operating income was US$ 76.8 million in 2011 compared to US$ 33.7 million in 2010, representing an increase of 128.0% or US$ 43.1 million. This increase is primarily due to higher gross profit and lower G&A expenses, partially offset by higher R&D expenses.

Interest Income (Expenses)
	For the Years Ended December 31,		Change
(in millions, except percentage)	2011	2010	Amount	%
Interest Income	$0.7	$-	$0.7	N/A
Interest Expenses	(1.8)	(1.3)	(0.5)	42.7%
Net Interest Expenses	$(1.1)	$(1.3)	$0.2	(9.7)%
as a percentage of revenues	(0.3)%	(0.5)%		(0.2)%

Net interest expenses remained stable in 2011 compared to that of 2010. On a percentage basis, net interest expenses in 2011 decreased to 0.3% of revenues from 0.5% in 2010.

Foreign Currency Exchange Gains (Losses)

	For the Years Ended December 31,		Change
(in millions, except percentage)	2011	2010	Amount	%
Foreign currency exchange gains (losses)	$0.8	$(0.1)	$0.9	1,887.3%
as a percentage of revenues	0.3%	0%		0.3%

Foreign currency exchange gain (loss) was a gain of US$ 0.8 million in 2011, compared to a loss of US$49,047 in 2010.

Government Grant

	For the Years Ended December 31,		Change
(in millions, except percentage)	2011	2010	Amount	%
Government grant	$0.2	$3.2	$(3.0)	(95.2)%
as a percentage of revenues	0%	1.3%		(1.3)%

Government grant was US$ 0.2 million in 2011, compared to US$3.2 million in 2010. The government grants in 2010 were subsidies granted by local government upon the completion of the business relocation and achievement of certain operating performance by Harbin Xinda in 2010.  There were no such grants in 2011.

Change in Fair Value of Warrants Liabilities

	For the Years Ended December 31,		Change
(in millions, except percentage)	2011	2010	Amount	%
Change in fair value of warrants liabilities	$1.9	$6.3	$(4.4)	(70.7)%
as a percentage of revenues	0.5%	2.5%		(2.0)%

Change in fair value of warrants liabilities was a gain of US$ 1.9 million in 2011, compared to a gain of US$6.3 million in 2010, primarily due to the change of fair value of warrants driven by the fluctuation of stock prices in the respective periods.   On a percentage basis, change in fair value of warrants liabilities in 2011 decreased to 0.5% of revenues from 2.5% in 2010.

Income Taxes

	For the Years Ended December 31,		Change
(in millions, except percentage)	2011	2010	Amount	%
Income before Income Taxes	$78.6	$50.1	$28.5	56.8%
Income Tax Expense	(18.1)	(21.3)	(3.2)	(15.0)%
Effective income tax rate	23.0%	42.5%		(19.5)%

The effective income tax rate of 23.0% for the year ended December 31, 2011 differs from the PRC statutory income tax rate of 25% primarily due to (i) the preferential income tax rate of 15% entitled by Harbin Xinda, as an Advanced and New Technology Enterprise and (ii) the additional 50% bonus deduction against taxable income for the research and development expenses incurred by the Xinda Macromolecule Research Center and the Xinda Engineering Center.

Net Income

As a result of the above factors, we had a net income of US$ 60.5 million in 2011 compared to net income of US$ 28.8 million in 2010.

Selected Balance Sheet Data as of December 31, 2011 and 2010:

	Selected Balance Sheet Data
	2011	2010	Change
(in millions, except percentage)			Amount	%
Cash and cash equivalents	135.5	22.7	112.8	496.3%
Accounts receivable, net of allowance for doubtful accounts	45.2	29.0	16.2	55.9%
Inventories	45.0	25.3	19.7	78.0%
Property, plant and equipment, net	100.9	49.0	51.9	105.8%
Total assets	360.6	159.4	201.2	126.2%
Short-term bank loans	31.5	21.2	10.3	48.4%
Bills payable	22.2	-	22.2	N/A
Income tax payable	5.8	0.1	5.7	8,735.1%
Redeemable Series D convertible preferred stock	97.6	-	97.6	N/A
Stockholders' equity	173.9	104.3	69.6	66.7%

Our financial condition continues to improve as measured by an increase of 66.7% in shareholders’ equity as of December 31, 2011 compared to December 31, 2010. Cash and cash equivalents increased by US$ 112.8 million, primarily due to US$ 100 million gross proceeds received from the issuance of redeemable Series D convertible preferred stock and the strong sales and cash collections. Accounts receivable increased by 55.9% as a result of growth of revenues.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production lines. We have financed these requirements primarily from cash generated from operations, short-term bank borrowings, and the issuance of our convertible preferred stock and other equity financings. As of December 31, 2011 and 2010, we had US$ 135.5 million and US$ 22.7 million, respectively, in cash and cash equivalents, which were primarily deposited with banks in China (including Hong Kong). As of December 31, 2011, we had US$ 31.5 million outstanding short-term bank loans, which bore a weighted average interest rate of 6.1% per annum. These loans were secured by (i) our property, plant and land use rights, (ii) equipments of Xinda High-Tech, and (iii) guaranteed by Mr. Han, our Chairman, and his wife.  These short-term bank loans have terms of no longer than one year and do not contain any renewal terms. We have historically been able to make repayments when due.  In addition, as of December 31, 2011, we have contractual obligations to pay (i) lease commitments in the amount of US$0.2 million; (ii) plant construction in the amount of US$50.4 million; (iii) warehouse construction in the amount of US$0.8 million; and (iv) equipment acquisition in the amount of US$0.3 million, all of which are due in 2012.

We expect that we will be able to meet our needs to fund operations, capital expenditures and other commitments in the next 12 months primarily with operating cash flows and bank borrowings. We may, however, require additional cash resources due to a change in business conditions or other future developments. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain credit facilities. The sale of additional equity or equity-linked securities could result in additional dilution to shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financial covenants that would restrict operations. Financing may not be available in amounts or on terms acceptable to us, or at all.

The following table sets forth a summary of our cash flows for the periods indicated.

	For the Years Ended December 31,
(in millions US$)	2011	2010

Net cash provided by operating activities	67.3	10.5
Net cash used in investing activities	(62.4)	(12.3)
Net cash provided by financing activities	105.6	17.4
Effect of changes in exchange rate	2.3	0.2
Net increase in cash and cash equivalents	112.8	15.8
Cash and cash equivalents at the beginning of year	22.7	6.9
Cash and cash equivalents at the end of year	135.5	22.7

Operating Activities

Net cash provided by operating activities increased to US$ 67.3 million in 2011 from US$ 10.5 million in 2010, primarily due to (i) the increase of approximately US$ 138.8 million in cash collected from our customers during the year ended December 31, 2011 resulting from increased sales during the period and the stable Days Sales Outstanding (DSO) of our accounts receivable, which was partially offset by (i) an increase of approximately US$69.3 million cash payment in operating activities, including raw material purchases, rental and personnel costs during the year ended December 31, 2011; and (ii) an increase of approximately US$ 12.7 million in income taxes payments because we generated more taxable profit.

Investing Activities

Net cash used in investing activities was $62.4 million in 2011, primarily consisting of $62.5 million for the purchase of land use rights, plant and equipment.

Investing activities in 2010 consisted of (i) $0.3 million proceeds from disposal of equipment and (ii) $12.6 million for the purchase of property, plant and equipment.

Financing Activities

Net cash provided by the financing activities was $105.6 million in 2011, primarily as a result of $100 million and $30.6 million proceeds from issuance of Series D convertible preferred stock and bank loans, which were partially offset by our repayment of $21.6 million bank loan and $1.8 million interest free loan to a related party.

Net cash provided by the financing activities was $17.4 million in 2010, primarily as a result of $18.8 million and US$20.7 million proceeds from issuance of common stock and bank loans, respectively, which were partially offset by our dividend payment of $1.8 million to the holders of Series C preferred stock and our repayment of $21.9 million bank loans.

As of December 31, 2011, our cash and cash equivalents balance was US$135.5 million, compared to US$ 22.7 million at December 31, 2010.

Stable DSO has increased from 42 days for the year ended December 31, 2010 to 43 days for the year ended December 31, 2011.  We continued our policy on extending credit terms to credit worthy distributors that have long-standing business relationships with us in order to capture more market share.  The average DSO for the automotive modified plastic industry is generally 90 days based on our industry experience. The increased DSO was still below the industry average and reflected the normal fluctuation of our collections.

Industry Standard Customer and Supplier Payment Terms (days) as below:

Year ended December 31, 2011 and 2010
Customer Payment Term	Payment in advance/up to 90 days
Supplier Payment Term	Payment in advance/up to 30 days

Inventory turnover days increased from 42 days for the year ended December 31, 2010 to 44 days for the year ended December 31, 2011, due to inventory buildup for Chinese New Year.

The Company is required to pay deposits to the suppliers for 50% to 90% of the amount of principal raw materials ordered. The Company makes advanced orders of raw materials based upon (1) the demand and supply situation in the raw materials market, and (2) the forecasted demand of products. All of the raw materials relating to advances to suppliers as of December 31, 2011 have been subsequently received by the Company in January 2012.

Based on past performance and current expectations, we believe our cash and cash equivalents and cash generated from operations will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations for at least the next 12 months.

All of the Company’s revenues and majority of its expenses were denominated in Renminbi (“RMB”), the currency of the PRC. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. The Company does not engage in currency hedging. Inflation has not had a material impact on the Company’s business.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations at December 31, 2011 are as follows:

Contractual obligations	Total	Payment due less than 1 year	2 – 3 years	4-5 years	More than 5 years
Lease commitments	172,639	133,675	38,964	-	-
Plant construction	50,356,361	50,356,361	-	-	-
Warehouse construction	783,727	783,727	-	-
Equipment acquisition	348,817	348,817	-	-	-
Total	51,661,544	51,622,580	38,964	-	-

Off-Balance Sheet Arrangements

Neither us, nor any of our subsidiaries has any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on their financial condition or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates of our short-term bank loans, which are based on the prime rates set by People’s Bank of China, are fixed during the terms of the loans, increase in interest rates will increase the cost of new borrowings and our interest expense.

A hypothetical 1.0% increase in the annual interest rate for all of our credit facilities under which we had outstanding borrowings as of December 31, 2011 would decrease income before income taxes by approximately $0.08 million for the year ended December 31, 2011. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

All of our revenues are collected in and substantially all of our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the $1.00 U.S. dollar until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the Chinese Central Bank allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. On December 31, 2011, the RMB traded at 6.2939 RMB to 1.00 U.S. dollar.

There remains international pressure on the Chinese government to adopt an even more flexible currency policy and the exchange rate of RMB is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of RMB in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years. Since (i) our revenues and net income of our PRC operating entities are denominated in RMB, and (ii) the payment of dividends, if any, will be in U.S. dollars, any decrease in the value of RMB against U.S. dollars would adversely affect the value of the shares and dividends payable to shareholders, in U.S. dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries as of and for the years ended December 31, 2011 and 2010, including the notes thereto, together with the reports of our independent registered public accounting firms, are presented beginning on page F-1 of this report and are incorporated into this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A.	CONTROLS AND PROCEDURES

 (a)           Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2011 due to the material weakness described below under Management’s Report on Internal Control Over Financial Reporting, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

(b)           Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

The Company’s management, including the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was ineffective. This assessment identified a material weakness related to insufficient competent accounting personnel in applying U.S. generally accepted accounting principles,  in particular, accounting for Series D preferred stock and application of two class method in the calculation of earnings per share. This assessment also identified a significant deficiency related to lack of tax expertise to review the income taxes of the entities in the People’s Republic of China (the “PRC”) and the United States of America (the “USA”). The Company will recruit qualified accounting personnel with sufficient understanding, experience and training in U.S. GAAP and continue engaging qualified entities to arrange training for financial and accounting personnel on a periodic basis to so that they could have adequate knowledge about U.S. GAAP and qualified tax expert to review the Company’s tax position in entities in the PRC and the USA.

Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report.

(c)   Changes in Internal Control over Financial Reporting

There were no changes in its internal controls over financial reporting in the fourth quarter of 2011 that would materially affect, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our current directors and executive officers are as follows:

Name	Age	Title	Date of Initial Appointment
Jie Han	46	Chief Executive Officer and Chairman of the Board of Directors	December 31, 2008
Taylor Zhang	33	Chief Financial Officer and Director	May 14, 2009
Qingwei Ma	37	Chief Operating Officer and Director	December 31, 2008
Lawrence W. Leighton (1)(2)(3)	77	Independent Director	May 14, 2009
Robert Brisotti (1)(2)(3)	65	Independent Director	October 4, 2010
Linyuan Zhai (1)(2)(3)	62	Independent Director	May 14, 2009
Homer Sun (2)(4)	40	Independent Director	January 1, 2012
Jun Xu(4)	36	Independent Director	September 28, 2011
Junjie Ma	36	Chief Technology Officer	May 26, 2009

(1)  Serves as a member of the Audit Committee.

(2)  Serves as a member of the Compensation Committee.

(3)  Serves as a member of the Nominating Committee.

(4)  Series D Director nominee.

Jie Han. Mr. Han co-founded Harbin Xinda, the Company’s wholly owned subsidiary, in 2004, and has been employed by Harbin Xinda and then Xinda Group since then. In January 2008, Mr. Han was appointed Chairman and Chief Executive Officer of Harbin Xinda. Prior to organizing Xinda High-Tech, which was founded in 2003, Mr. Han had been associated with the Harbin Xinda Nylon Factory, which he founded in 1985. With 27 years of experiences in the industry, Mr. Jie Han is an expert in the management and financial aspects of the manufacture and distribution of modified plastic products. Mr. Han currently serves as an executive director of China Plastic Processing Industry Association and is also a director of the Heilongjiang Industry and Commerce Association. In addition, Mr. Han serves as a deputy to the Heilongjiang Provincial People's Congress. Mr. Han received a business management degree from the Heilongjiang Provincial Party School.

Taylor Zhang. Mr. Zhang has over nine years of experience in finance and operation in a broad range of industries. From May 2008 to March 2009, Mr. Zhang served as Chief Financial Officer of Advanced Battery Technologies, Inc (NASDAQ: ABAT). From 2007 to 2008, he served as Executive Vice President of Finance of China Natural Gas, Inc. (NASDAQ: CHNG). From 2005 to 2007, Mr. Zhang worked as a research analyst in New York Private Equity. From 2000 to 2002, he was employed as Finance Manager by Datong Thermal Power Limited. He holds a MBA from University of Florida and a Bachelor’s Degree in mechanical and electronic engineering from Beijing Technology and Business University.

Qingwei Ma. Mr. Ma was employed as the General Manager of Harbin Xinda since it was founded in 2004. In 2008, he was promoted to Chief Operating Officer and appointed to the Board of Directors. Prior to joining Harbin Xinda, Mr. Ma was employed for six years by Harbin Xinda Nylon Factory as Manager of Quality Assurance, then as Manager of Research and Development, and finally as Production Manager. In 1997, Mr. Ma was awarded a bachelor’s degree by the Northern China Technology University, where he specialized in the chemical engineering of high polymers. Mr. Ma has 14 years of experiences in the industry. He also published two articles in China’s key journals in the areas of modified plastic industry. In 2001, Mr. Ma was selected as “Harbin Quality Work Advanced Enterprise and Advanced Worker”; in 2004, he was awarded the Heilongjiang First Professional Manager Qualification Certificate. One of his inventions, “compound nano modified materials dedicated to the automobile bumper,” won the “Science and Technology Progress Awards” issued by Harbin Municipality.

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

Homer Sun. Mr. Sun, 40, is a Managing Director of Morgan Stanley and leads Morgan Stanley Private Equity Asia’s China Investments.  Mr. Sun has been at Morgan Stanley since 1999 and serves on Morgan Stanley’s China Management Committee, which is comprised of the Morgan Stanley’s senior business leaders within China.  Mr. Sun currently serves as a director on the boards of several Chinese companies, including Sihuan Pharmaceutical Group, China Shanshui Cement Group, China Flooring and Yongye International.  From 2000 to 2006, Mr. Sun worked in Morgan Stanley’s Investment Banking Division in the Mergers and Acquisitions Group in Hong Kong where he worked on a wide range of mergers and acquisitions in Greater China.  Prior to joining Morgan Stanley, Mr. Sun practiced as a mergers and acquisitions lawyer with the law firm Simpson Thacher & Bartlett in New York and Hong Kong from 1996 to 2000.  Mr. Sun received a B.S.E. in Chemical Engineering magna cum laude from the University of Michigan and a J.D. cum laude from the University of Michigan Law School.

Jun Xu. Mr. Xu is an Executive Director of Morgan Stanley. Mr. Xu joined Morgan Stanley Private Equity Asia in 2008 after spending six years in investment banking advising Chinese clients on financing transactions and cross-border mergers and acquisitions. Prior to joining Morgan Stanley in 2005, he was with Goldman Sachs in Hong Kong SAR from 2002 to 2005. Mr. Xu focuses on the group's private equity transactions in China. Mr. Xu received dual Bachelor Degrees in both international trade and computer science magna cum laude from Shanghai Jiaotong University and an M.B.A. with honours from the University of Michigan.

Mr. Yong Jin served as a member of the Board of Directors from May 14, 2009 to December 31, 2011. On December 31, 2011, he resigned from the Board of Directors. There were no disagreements between Mr. Jin and the Company on any matter relating to the Company's operations, policies or practices.

Mr. Eddy Huang served as a member of the Board of Directors from September 28, 2011 to December 31, 2011.  On January 1, 2012, he resigned from the Board of Directors. There were no disagreements between Mr. Huang and the Company on any matter relating to the Company’s operations, policies or practices.

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

Jie Han: Mr. Han is the founder of China XD and of our former affiliate, Harbin Xinda Nylon Factory.  He has over 27 years of experience in the modified plastics industry.  Mr. Han contributed to our Board of Directors strong leadership and vision for the development of our Company.  Mr. Han also serves as an executive director of China Plastic Processing Industry Association and he is a member of Industry and Commercial Union Executive Committee of Heilongjiang Province. Mr. Han is a director of the Chinese Chamber of Commerce and People’s Congress Representative of Harbin City.  Mr. Han is an expert in all management and financial aspects of manufacture and distribution of modified plastic products.

Taylor Zhang: Mr. Zhang has over nine years of experience in finance and operations in a broad range of industries.  He was the former Chief Financial Officer of Advanced Battery Technologies, Inc. (NASDAQ: ABAT) and has a MBA from University of Florida.

Qingwei Ma: Mr. Ma served as the Company’s Chief Operating Officer since 2008. Mr. Ma has over 14 years of experience in the modified plastics industry. Prior to joining China XD, has was a member of the senior management team of Harbin Xinda Nylon Factory and was awarded the Heilongjiang First Professional Manager Qualification Certificate in 2004.

Lawrence W. Leighton: Mr. Leighton has over 45 years of experience as an investment banker and corporate executive advising both large and small corporations in both foreign countries and the United States.

Robert Brisotti: Mr. Brisotti has over 20 years of experience in the securities industry as an investment banker and securities analyst and 14 years of experience in the plastics industry as a business manager and chemist.

Linyuan Zhai: Mr. Zhai contributes to our Board of Directors extensive experience in the areas of auto technology, production, and business management, which he accumulated while working for China FAW Group Corporation during his 38 years of employment.

Homer Sun: Mr. Sun contributes to our Board of Directors a broad range of transactional experience, both as a practicing lawyer and as a managing director at Morgan Stanley. Mr. Sun received a J.D. with honours from the University of Michigan Law School.

Jun Xu: Mr. Xu contributes to our Board of Directors extensive experience in cross-border M&A transactions and private equity transactions. Mr. Xu received an M.B.A. with honours from the University of Michigan.

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

Meetings of the Board of Directors

The Board of Directors held 10 meetings during 2011. No director attended fewer than 75% of the meetings of the Board of Directors which were held after the director was elected to the Board. No director attended less than 75% of any meeting of a committee of which the director was a member in fiscal year 2011.

Involvement in Certain Legal Proceedings

None of our directors and officers has been involved in any of the legal proceedings specified in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board of Directors

Our Board of Directors has an Audit Committee, a Nominating Committee, and a Compensation Committee. Our Board of Directors has determined that Lawrence W. Leighton, Robert Brisotti, Linyuan Zhai  and Homer Sun, the members of these committees, are “independent” under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board of Directors has also determined that these persons have no material relationships with us — either directly or as a partner, stockholder or officer of any entity — which could be inconsistent with a finding of their independence as members of our Board of Directors.

Audit Committee

The Audit Committee was established on May 26, 2009.  The Audit Committee operates under a written charter.  The Audit Committee Charter can be found on our website at www.chinaxd.net and can be made available in print free of charge to any shareholder who requests it..

The Audit Committee’s charter states that the responsibilities of the Audit Committee shall include, among other things:

●	reviewing the Audit Committee’s charter, annual report to stockholders and reports submitted to the SEC;
●	appointing the Company’s independent auditors, confirming and reviewing their independence, and approving their fees;
●	reviewing the independent auditors’ performance;
●	discussing with the independent auditor and management the independent auditor’s judgment about the quality, not just the acceptability, of the Company’s accounting principles;
●	following an audit, reviewing significant difficulties encountered during the audit; and
●	reviewing significant disagreements among management and the independent auditors in the preparation of the Company’s financial statements.

In addition, the Audit Committee reviews and approves all transactions with affiliates, related parties, directors and executive officers.

The Audit Committee held nine meetings during 2011. The members of the Audit Committee during 2011 were Lawrence Leighton, Robert Brisotti, and Linyuan Zhai.  Mr. Leighton served as the Chairman of the Audit Committee. Each of the above-listed Audit Committee members were or are considered “independent” under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, as determined by the Board of Directors.

Our Board of Directors has determined that we have at least one audit committee financial expert, as defined in the Exchange Act, serving on our Audit Committee. Lawrence Leighton is the “audit committee financial expert” and is an independent member of our Board of Directors.

AUDIT COMMITTEE REPORT

The following is the report of the Audit Committee of the Board of Directors. The Audit Committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2011 with our management. In addition, the Audit Committee has discussed with KPMG, our independent auditors, the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (Communications with Audit Committees). The Audit Committee also has received the written disclosures and the letter from KPMG as required by the Public Company Accounting Oversight Board Rule 3526 “Communications with Audit Committees Concerning Independence” and the Audit Committee has discussed the independence of KPMG with that firm.

Based on the Audit Committee’s review of the matters noted above and its discussions with our independent auditors and our management, the Audit Committee recommended to the Board of Directors that the financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Respectfully submitted by:

Lawrence Leighton (Chair)

Robert Brisotti

Linyuan Zhai

Nominating Committee

The Nominating Committee was established on May 26, 2009.  The purpose of the Nominating Committee is to assist the Board of Directors in identifying qualified individuals to become members of the Board of Directors, in making recommendations to the Board of Directors as to the independence of each director, in monitoring significant developments in the law and practice of corporate governance and of the duties and responsibilities of directors of public companies, and in leading the Board of Directors in any annual performance self-evaluation, including establishing criteria to be used in connection with such evaluation.  The Nominating Committee held one meeting during 2011.

The members of the Nominating Committee during 2011 were Lawrence Leighton, Robert Brisotti and Linyuan Zhai. Mr. Zhai served as the Chairman of the Nominating Committee.  Mr. Brisotti joined the Nominating Committee in October 2010 following Mr. Patti’s resignation from and his appointment to the Board of Directors. Mr. Jin resigned from the Nominating Committee on December 31, 2011. Each of the above-listed Nominating Committee members were or are considered “independent” under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, as determined by the Board of Directors.

The Nominating Committee operates under a written charter. The Nominating Committee Charter can be found on our website at www.chinaxd.net and can be made available in print free of charge to any shareholder who requests it.

On September 28, 2011 the Company filed a Certificate of Designation with the Secretary of State of the State of Nevada, which provides the holders of the Series D Preferred Stock with the right to elect up to two (2) directors to the Company’s Board of Directors on the terms and conditions set forth therein.  There have been no other changes to the procedures by which the stockholders of the Company may recommend nominees to the Board of Directors since the filing of the Company’s Definitive Proxy Statement on November 19, 2009 for its Annual Meeting of Stockholders, which was held on December 1, 2009.  The Nominating Committee will consider director candidates recommended by any reasonable source, including current Board of Directors members, stockholders, professional search firms or other persons.  The directors will not evaluate candidates differently based on who has made the recommendation.  The Board of Directors does not have a formal policy on Board of Directors candidate qualifications.  The Board of Directors may consider those factors it deems appropriate in evaluating director nominees made either by the Board of Directors or stockholders, including judgment, skill, strength of character, experience with businesses and organizations comparable in size or scope to the Company, experience and skill relative to other Board of Directors members, and specialized knowledge or experience in business or financial matters as would make such nominee an asset to the Board of Directors and may, under certain circumstances, be required to be “independent,” as such term is defined in the NASDAQ Marketplace Rules and applicable SEC regulations.  Depending upon the current needs of the Board of Directors, certain factors may be weighed more or less heavily.  In considering candidates for the Board of Directors, the directors evaluate the entirety of each candidate’s credentials and do not have any specific minimum qualifications that must be met.

Security holders wishing to submit the name of a person as a potential nominee to the Board of Directors must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the Nominating Committee at the following address: Nominating Committee of the Board of Directors, c/o China XD Plastics Company Limited, 500 Fifth Ave Suite 4120, New York, NY 10110.  Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the Nominating Committee, and/or any other method the Nominating Committee deems appropriate, which may, but need not, include a questionnaire.  The Nominating Committee may solicit or receive information concerning potential nominees from any source it deems appropriate.  The Nominating Committee need not engage in an evaluation process unless (i) there is a vacancy on the Board of Directors, (ii) a director is not standing for re-election, or (iii) the Nominating Committee does not intend to recommend the nomination of a sitting director for re-election.  A potential director nominee recommended by a security holder will not be evaluated any differently than any other potential nominee.  Although it has not done so in the past, the Nominating Committee may retain search firms to assist in identifying suitable director candidates.

Compensation Committee

The Compensation Committee was established on May 26, 2009. The members of the Compensation Committee during 2011 were Lawrence Leighton, Robert Brisotti and Linyuan Zhai. On September 28, 2011, Eddy Huang was elected as a member of the Compensation Committee and following his resignation from the Board of Directors on January 1, 2012 and Homer Sun was elected as a member of the Compensation Committee on January 1, 2012. Mr. Brisotti served as the Chairman of the Compensation Committee.

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

The Compensation Committee discharges the Board of Directors’ responsibilities relating to compensation of the Company’s executive officers and administers our 2010 Stock Incentive Plan. The Committee has overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the Company. The Compensation Committee held six meetings during 2011.

Code of Business Conduct

We have adopted a code of business conduct that applies to our directors, officers and employees. A written copy of the code can be found on our website at www.chinaxd.net and can be made available in print to any shareholder upon request at no charge by writing to our Secretary, c/o China XD Plastics Company Limited, 500 Fifth Ave Suite 4120, New York, NY 10110.  Our code of business conduct is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to the code.

Executive Sessions

Under NASDAQ Marketplace Rule 5605(b)(2), our independent directors are required to hold regular executive sessions. The chairperson of the executive session will rotate at each session so that each non-management director shall have an opportunity to serve as chairperson. Interested parties may communicate directly with the presiding director of the executive session or with the non-management directors as a group, by directing such written communication to Mr. Lawrence Leighton at c/o China XD Plastics Company Limited, 500 Fifth Ave Suite 4120, New York, NY 10110.

Process for Sending Communications to the Board of Directors

The Board of Directors maintains a process for stockholders to communicate with the Board of Directors.  Stockholders wishing to communicate with the Board of Directors or any individual director may send an email through our website at www.chinaxd.net or mail a communication addressed to the Secretary of the Company, c/o China XD Plastics Company Limited, 500 Fifth Ave Suite 4120, New York, NY 10110.  Any such communication must state the number of shares of common stock beneficially owned by the stockholder making the communication.  All of such communications will be forwarded to the full Board of Directors or to any individual director or directors to whom communication is directed unless the communication is clearly of a marketing nature or is inappropriate, in which case we have the authority to discard the communication or take appropriate legal action regarding the communication.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Such persons also are required to furnish our company with copies of all Section 16(a) forms they file.  Based solely on our review of copies of such forms received by us, we believe that during the fiscal year 2011, all of the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

In 2011, pursuant to  the Company’s 2010 Executive Compensation Program which set forth cash and stock compensation of the Company’s executives and directors, including the Company’s named executive officers, the executive  officers is entitled to receive the compensation as follows:

Compensation for Mr. Jie Han, the Company’s Chief Executive Officer: For the fiscal year 2011, Mr. Han is entitled to a base salary of $46,766 (RMB 302,220). In addition, Mr. Han may receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year.

Compensation for Mr. Taylor Zhang, the Company’s Chief Financial Officer:  For the fiscal year 2011, Mr. Zhang is entitled to a base salary of $129,436. On August 7, 2010, Mr. Zhang received options to purchase up to 100,000 shares of the Company’s common stock at the exercise price of $8.01 per shares and 14,000 non-vested shares under our 2009 Stock Option / Stock Issuance Plan. One-third of the stock options shall vest on the every anniversary of the grant date over a three year period. The restricted shares shall vest on the third anniversary of the grant date. In addition, Mr. Zhang may receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year.

Compensation for Mr. Qingwei Ma, the Company’s Chief Operating Officer:  For the fiscal year 2011, Mr. Ma is entitled to a base salary of $32,459 (RMB 209,760). On August 7, 2010, Mr. Ma’s was granted options to purchase up to 75,000 shares of the Company’s common stock at the exercise price of $8.01 per share and 12,000 nonvested shares under our 2009 Stock Option / Stock Issuance Plan. One-third of the stock options shall vest on the every anniversary of the grant date over a three year period. The restricted shares shall vest on the third anniversary of the grant date. In addition, Mr. Ma may receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year.

The following table is a summary of the compensation paid to our executive officers for the two years ended December 31, 2011and 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)		Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compens- ation ($)	Total ($)

Jie Han,	2011	61,622	-	-	-		-	-	-	61,622
CEO	2010	35,460	-	-	13,355,832	(2)	-	-	-	13,391,292

Qingwei Ma,	2011	64,249	-	26,280	56,000	(3)	-	-	-	146,529
COO	2010	15,918	-	10,512	22,400		-	-	-	48,830

Taylor Zhang,	2011	129,436	-	30,660	74,667	(3)	-	-	-	234,763
CFO (1)	2010	124,474	-	12,264	29,867		-	-	-	166,605

(1)	Mr. Zhang was appointed as our CFO on May 1, 2009.

(2)
The options were issued pursuant to an Incentive Option Agreement dated May 16, 2008 between Ms. Piao and Mr. Han pursuant to which Ms. Piao granted Mr. Han 40,000 options to purchase all the shares of XD Engineering Plastics, the controlling shareholder of the Company, subject to the Company achieving certain financial performance targets, which the Company accounted for as share-based compensation awarded to an employee by a related party in accordance to ASC Topic 718.

(3)	Stock awards granted to Mr. Ma and Mr. Zhang will vest on August 7, 2013 and represent the amount of stock compensation expense recognized in 2011 in accordance with FASB ASC 718.

The following is a summary of all options, unvested stock and equity incentive plans for our executive officers for the year ended December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Name of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Grant date fair value of stock or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Jie Han, CEO	0	-	-	-	-	-	-	-	-
Taylor Zhang, CFO	Common Stock	66,667	66,667	8.01	8/7/2013	14,000	91,980	-	-
Qingwei Ma, COO	Common Stock	50,000	50,000	8.01	8/7/2013	12,000	78,840	-	-
Junjie Ma, CTO	Common Stock	16,667	16,667	8.01	8/7/2013	8,000	52,560	-	-

2009 Stock Option / Stock Issuance Plan

On May 26, 2009, we adopted our 2009 Stock Option / Stock Issuance Plan, supplemented by “Stock Award Grant Supplemental Provisions” in August 2011 (the “Plan”), under which reserved 7,800,000 shares of common stock are reserved for issuance.  The Plan provides for the grant of the following types of incentive awards: (i) stock options and (ii) stock issuances. Each of these is referred to individually as an “Award.” Those who are eligible for Awards under the Plan include employees, directors and independent contractors who provide services to the Company and/or its affiliates.

Number of Shares of Common Stock Available Under the Plan

The Board of Directors has reserved 7,800,000 shares of the common stock for issuance under the Plan. As of December 31, 2011, 1,936,285 stock awards and 445,500 stock options have been granted under the Plan.  Currently, approximately 100 employees and directors would be eligible to participate in the Plan.

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

Administration of the Plan

The Board of Directors administers the Plan. However, any or all administrative functions otherwise exercisable by the Board of Directors may be delegated to a committee of the Board of Directors (the “Committee”). Members of the Committee serve for such period of time as the Board of Directors may determine and shall be subject to removal by the Board of Directors at any time. The Board of Directors may also at any time terminate the functions of the Committee and reassume all powers and authority previously delegated to the Committee.  Subject to the terms of the Plan, the Board of Directors has the sole discretion to select the employees, independent contractors, and directors who will receive Awards, determine the terms and conditions of Awards, and to interpret the provisions of the Plan and outstanding Awards.

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

The Board of Directors may in its discretion waive the surrender and cancellation of one or more unvested shares (or other assets attributable thereto) which would otherwise occur upon the non-completion of the vesting schedule applicable to those shares. Such waiver shall result in the immediate vesting of the participant’s interest in the shares of common stock as to which the waiver applies. Such waiver may be effectuated at any time, whether before or after the Participant’s service ceases or he or she attains the applicable performance objectives.

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

On December 31, 2011, Jie Han and China XD’s subsidiary, Xinda Group, entered into an employment agreement and an employment memorandum, pursuant to which Mr. Han receives a monthly salary of RMB 256,000 (approximately US$40,674) and awards of shares of China XD’s common stock and options to purchase shares of China XD’s common stock, as determined by the Compensation Committee of the Board of Directors.  Also, Mr. Han will receive an annual performance-based salary of RMB 3,072,000 (approximately US$488,092), which amount is subject to the company’s achievement of the corresponding year’s performance goals.   The calculation of the annual performance-based salary is based on a method set forth in Xinda Group’s compensation management policy.  The term of employment is five years beginning on January 1, 2012.  The employer and employee may reach consent and terminate Mr. Han’s employment with Xinda Group, and Xinda Group may have the right to unilaterally terminate Mr. Han’s employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice. The employment agreement entered into between Mr. Han and Harbin Xinda on January 1, 2010 was terminated by a termination agreement executed by and among Mr. Han, Harbin Xinda and Xinda Group on December 31, 2011.

On December 31, 2011, Taylor Zhang and Xinda Group entered into an employment agreement and an employment memorandum, pursuant to which Mr. Zhang receives a monthly salary of US$15,000 and awards of shares of China XD’s common stock and options to purchase shares of China XD’s common stock, as determined by the Compensation Committee of the Board of Directors.   In addition, Mr. Zhang will receive an annual performance-based salary of US$180,000 which amount is subject to the company’s achievement of the corresponding year’s performance goals. The calculation of the annual performance-based salary is based on a method set forth in Xinda Group’s compensation management policy. The term of employment is five years beginning on January 1, 2012.  The employer and employee may reach consent to terminate Mr. Zhang’s employment with Xinda Group at any time and Xinda Group has the right to unilaterally terminate Mr. Zhang’s employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice.  The employment agreement entered into between Mr. Zhang and Favor Sea (US) Inc., a China XD’s subsidiary, on May 1, 2009 was terminated by a termination agreement executed by and among Mr. Zhang, Favor Sea (US) Inc. and Xinda Group on December 31, 2011.

On December 31, 2011, Qingwei Ma and Xinda Group entered into an employment agreement and an employment memorandum, pursuant to which Mr. Ma receives a monthly salary of RMB 128,000 (approximately US$20,337) and awards of shares of China XD’s common stock and options to purchase shares of China XD’s common stock, as determined by the Compensation Committee of the Board of Directors.  Also, Mr. Ma will receive an annual performance-based salary of RMB 1,536,000 (approximately US$244,046), which amount is subject to the company’s achievement of the corresponding year’s performance goals.  The calculation of the annual performance-based salary is based on a method set forth in the Xinda Group’s compensation management policy.  The term of employment is five years beginning on January 1, 2012.  The employer and employee  may reach consent to terminate Mr. Ma’s employment with Xinda Group at any time and Xinda Group  has the right to unilaterally terminate Mr. Ma’s employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice. That employment agreement entered into between Mr. Ma and Harbin Xinda on January 1, 2010 was terminated by a termination agreement executed by and among Mr. Ma, Harbin Xinda and Xinda Group on December 31, 2011.

On December 31, 2011, Junjie Ma and Xinda Group entered into an employment agreement and an employment memorandum pursuant to which Mr. Ma receives a monthly salary of RMB 64,000 (approximately US$10,169) and awards of shares of China XD’s common stock and options to purchase shares of China XD’s common stock, as determined by the Compensation Committee of the Board of Directors.  In addition, Mr. Ma will receive an annual performance-based salary of RMB 768,000 (approximately US$122,023), which amount is subject to the company’s achievement of the corresponding year’s performance goals.  The calculation of the annual performance-based salary is based on a method set forth in the Xinda Group’s compensation management policy.  The term of employment is five years beginning on January 1, 2012.  The employer and employee may reach consent to terminate Mr. Ma’s employment with Xinda Group  at any time and Xinda Group has the right to unilaterally terminate Mr. Ma’s employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice. That employment agreement entered into between Mr. Ma and Xinda Macromolecule Research Center on January 1, 2010 was terminated by a termination agreement executed by and among Mr. Ma, Xinda Macromolecule Research Center and Xinda Group on December 31, 2011.

Potential Payments Upon Termination or Change in Control

We may be required to make severance payments upon termination of employment pursuant to the laws of the PRC and other applicable jurisdictions. Under the PRC Labor Contract Law, if an employment is terminated prior to the expiration of the employment term, unless the termination resulted from such employee's certain fault, the employer shall pay a severance compensation for termination at an amount that is usually the average monthly salary of the 12-month period prior to termination multiplied by the number of years for which the terminated employee worked at the Company, subject to certain adjustment and restrictions if such employee's base salary is sufficiently higher than that of the average in the municipal region. In addition, in the event that the employer terminates the employment in violation of the PRC Labor Contract Law, the applicable severance compensation for termination should be two times the aforementioned amount.  Furthermore, certain non-compete payment obligation may also apply upon termination of an employment, which payment amount pursuant to the Company's standard non-compete agreement, if so entered into with the said employee, is one third the monthly base salary prior to the termination of such employee per month for 24 months following the termination.

Director Compensation

On December 30, 2009, our Board of approved its 2010 Executive Compensation Program which set forth cash and stock compensation of the Company’s executives and directors.  Under the 2010 Executive Compensation Program the Company’s employee directors receive no additional compensation for their services to the Company as directors, including the Chairman of the Board of Directors.  In addition, for fiscal year 2011, all non-employee directors who reside in China received annual cash compensation of RMB 60,000 (approximately $9,285) and the non-employee directors who reside outside of China received annual cash compensation of $60,000 for Lawrence Leighton and $36,000 for Robert Brisotti respectively. In addition, on October 28, 2011, each non-employee directors other than the two directors newly appointed by the Series D Preferred Stockholder received a stock award equal to a number of shares of the Company’s common stock valued at $50,000 for those who reside outside of China and RMB50,000 (approximately $7,865) for those who reside in China, based on the market value of the common stock at the time of the stock award and such stock award shall vest six months after the grant date. The Company has repurchase rights on the unvested shares of the stock award.

The following is a summary of the compensation paid to our non-employee directors for the year ended December 31, 2011. Our employee directors do not receive compensation for their services to the Company as directors.

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Lawrence Leighton	60,000	50,000	-	-	-	-	110,000
Yong Jin	9,285	7,865	-	-	-	-	17,150
Linyuan Zhai	9,285	7,865	-	-	-	-	17,150
Robert Brisotti	36,000	50,000	-	-	-	-	86,000

Service Agreements

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

On November 14, 2010, the Company entered into a Service Agreement with Lawrence W. Leighton.  Pursuant to the terms of the Service Agreement, the Company shall (i) pay Mr. Leighton a fee of $5,000 per month ($60,000 annually); and (ii) award to Mr. Leighton under the Company’s 2009 Equity Incentive Plan and pursuant to the terms of a restricted stock award agreement $50,000 in restricted shares of common stock of the Company on an annual basis (the “Stock”), which shall vest in accordance with the terms of the restricted stock award agreement.  The Stock shall be valued at the average closing price for the ten trading days prior to November 4, 2010, the date of the execution of the Service Agreement, and prior to each anniversary thereof. The Stock shall vest after six months of each year subject to Mr. Leighton’s continued directorship with the Company, pursuant to such vesting schedule set forth in the restricted stock award agreement.

On November 14, 2010, the Company entered into a Service Agreement with Linyuan Zhai.  Pursuant to the terms of the Service Agreement, the Company shall (i) pay Mr. Zhai a fee of RMB5,000 per month (RMB60,000 annually); and (ii) award to Mr. Zhai under the Company’s 2009 Equity Incentive Plan and pursuant to the terms of a restricted stock award agreement RMB50,000 in restricted shares of common stock of the Company on an annual basis (the “Stock”), which shall vest in accordance with the terms of the restricted stock award agreement.  The Stock shall be valued at the average closing price for the ten trading days prior to November 14, 2010, the date of the execution of the Service Agreement, and prior to each anniversary thereof. The Stock shall vest after twelve months of each year subject to Mr. Zhai’s continued directorship with the Company, pursuant to such vesting schedule set forth in the restricted stock award agreement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 20, 2012, with respect to the beneficial ownership of the outstanding share capital of our Company by (i) any holder of more than five percent (5%) of any class of our voting securities; (ii) each of   our executive officers and directors; and (iii) our directors and executive officers as a group.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Jie Han (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 4120, New York, New York 10110)	Series B Preferred Stock	1,000,000	(3)	100.0%
Jie Han	Common Stock	32,510,131	(3)	68.3%
Qingwei Ma (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 4120, New York, New York 10110)	Common Stock	12,000		*
Junjie Ma (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 4120, New York, New York 10110)	Common Stock	8,000		*
Taylor Zhang (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 4120, New York, New York 10110)	Common Stock	14,000		*
Robert Brisotti (4) (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 4120, New York, New York 10110)	Common Stock	11,020		- *
Lawrence W. Leighton (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 4120, New York, New York 10110)	Common Stock	32,110		*
Linyuan Zhai (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 4120, New York, New York 10110)	Common Stock	4,229		*
Yong Jin (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 4120, New York, New York 10110)	Common Stock	4,229		*
XD. Engineering Plastics Company Limited (address: Palm Grove House, P.O. Box 438, Road Town, Tortola, British Virgin Islands)	Series B Preferred Stock	1,000,000	(3)	100.0%
XD. Engineering Plastics Company Limited	Common Stock	24,382,598	(3)	51.3%
MSPEA Modified Plastics Holding Limited (address: c/o Walkers Corporate Services Limited, Walker House, 87 Mary Street, George Town, Grand Cayman KY1-9005, Cayman Islands)	Series D Preferred Stock	16,000,000	(5)	100.0%
Total Ownership of Common Stock by All Directors and Executive Officers as a Group		32,595,719		68.6%

 *           Less than 1%

(1)
The amount of beneficial ownership includes the number of shares of common stock and/or Series B Preferred Stock and/or Series D Preferred Stock, plus, in the case of each of the executive officer and directors and all officers and directors as a group, all shares issuable upon the exercise of the options held by them, which were exercisable as of March 20, 2012 or within 60 days thereafter. Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and the rules promulgated by the SEC, every person who has or shares the power to vote or to dispose of shares of common stock are deemed to be the “beneficial owner” of all the shares of common stock over which any such sole or shared power exists.

(2)
Based upon 47,527,367 shares of Common Stock outstanding, 1,000,000 shares of Series B Preferred Stock outstanding, 2 shares of Series C Preferred Stock and 16,000,000 shares of Series D Preferred Stock outstanding as of March 20, 2012.

(3)
Mr. Jie Han beneficially owns (i) 32,510,131 shares of Common Stock, representing 68.3% of our total outstanding Common Stock, which includes 8,127,533 shares of Common Stock directly held by Mr. Jie Han and 24,382,598 shares of Common Stock beneficially owned by Mr. Jie Han through his sole ownership of XD Engineering Plastics, and (ii) 1,000,000 shares of Series B Preferred Stock through his sole ownership of XD Engineering Plastics, representing 100% of our total outstanding Series B Preferred Stock.

(4)	Mr. Robert Brisotti’s business address is 40 Wall Street, 31st Floor, New York, NY 10005.
(5)
Upon the closing of the transactions contemplated under the Securities Purchase Agreement, MSPEA Modified Plastics Holding Limited owns 16,000,000 shares of Series D Preferred Stock, representing 100% of our total outstanding Series D Preferred Stock.

Changes in Control

There were no arrangements, known to the Company, including any pledge by any person of securities of the Company the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Other than as described below, there have been no other transactions since January 1, 2010, or any currently proposed transaction, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $120,000 and in which any current or former director of officer of the Company, any 5% or greater shareholder of the Company or any member of the immediate family of any such persons had, or will have, a direct or indirect material interest other than as disclosed below.

Pursuant to an incentive option agreement dated May 16, 2008, Ms. Piao granted 40,000 Options to Mr. Han to purchase shares of XD. Engineering Plastics Company Limited (“XD Engineering Plastics”), a majority shareholder of the Company, at a nominal price if certain performance targets are met.  Ms. Piao is the sole shareholder of XD Engineering Plastics, which is the Company’s controlling shareholder. Mr. Han may purchase 25% of the total outstanding equity in XD Engineering Plastics if the Company’s consolidated revenue during the first three quarters of 2008 exceeds $40,000,000. He may purchase 14% of the total outstanding equity in XD Engineering Plastics if the Company’s consolidated revenue during the first three quarters of 2009 exceeds $70,000,000. Finally, he may purchase 61% of the total outstanding equity in XD Engineering Plastics if the Company’s revenue during the first three quarters of 2010 exceeds $110,000,000.

For the years ended December 31, 2010, the Company recorded stock compensation expense of $13,355,832 relating to the options granted to Mr. Han. All the revenue targets have been achieved from 2008 to 2010 and the corresponding compensation expenses have been fully recognized as of December 31, 2010.

On February 23, 2010, Mr. Han exercised 250 shares, or 25% of the total outstanding equity in XD Engineering Plastics, at the determined exercise price.

On July 5, 2011, Mr. Han further exercised his option and received all of the remaining 750 shares, or 75% equity stake in XD Engineering Plastics.  As a result, Mr. Han became the sole shareholder of XD Engineering Plastics and the beneficial owner of 24,382,598 shares of Common Stock and 1,000,000 shares of Series B Preferred Stock of the Issuer held by XD Engineering Plastics as of July 5, 2011.

On September 20, 2011, Mr. Han pledged 16,000,000 common shares of the Company registered in the name of XD Engineering Plastics to MSPEA Modified Plastics Holding Limited, a Cayman Islands company and an affiliate of Morgan Stanley.

Prior to the Company’s reverse merger that occurred in December 2008, Ms. Qiuyao Piao owned 100% of Favor Sea BVI indirectly through XD Engineering Plastics, a British Virgin Islands corporation, the former sole shareholder of Favor Sea BVI.  Harbin Xinda High-Tech Co., Ltd. (“Xinda High-Tech”) and Heilongjiang Xinda Hyundai Engineering Plastics Co., Ltd. are affiliated companies owned by the spouse of Mr. Han.

The Company rents a plant and office building of approximately 23,894 square meters in Harbin, Heilongjiang province from Xinda High-Tech for an annual rental fee of US$309,487.  The period of the lease is from May 1, 2009 to April 30, 2012.  The Company also rents an office building of approximately 2,800 square meters in Harbin, Heilongjiang province from Xinda High-Tech for an annual rental fee of US$30,949. The period of the lease is from June 1, 2010 to May 31, 2013.  Further, the Company rents an office building of approximately 500 square meters in Harbin, Heilongjiang province from Xinda High-Tech for an annual rental fee of US$9,285. The period of this office building lease is from January 1, 2011 to December 31, 2013.  Total rental expenses paid or payable to Xinda High-Tech amounted to US$349,721 and US$312,738 in 2011 and 2010, respectively.

In 2010, Ms Piao, the former majority owner of XD Engineering Plastic advanced to the Company $1,769,145 which represents a U.S. dollar denominated interest free loan provided by Ms. Piao to fund the Company’s working capital. The advances were unsecured and did not have specific terms of repayment.  This loan transaction was duly approved by our Audit Committee. The Company repaid US$240,426 and US$1,528,719 interest free loans on December 16, 2011 and December 19, 2011, respectively.

It is our policy that we will not enter into any related party transactions unless the Audit Committee or another independent body of the Board of Directors first reviews and approves any transaction over US$120,000.

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

Based on the application of the independence standards and the examination of all of the relevant facts and circumstances, the Board of Directors determined that none of the following directors had any material relationship with the Company and, thus, are independent under Rule 5605(a)(2) of the Marketplace Rules of NASDAQ:  Lawrence W. Leighton, Robert Brisotti,  Linyuan Zhai, Homer Sun and Jun Xu. In accordance with the Marketplace Rules of NASDAQ, a majority of our Board of Directors is independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent accountants for the audit of our annual financial statements for our fiscal year ended December 31, 2011 was KPMG.  Our independent accountants for the audit of our annual financial statements for our fiscal year ended December 31, 2010 was Moore Stephens Hong Kong (the “MSHK”).  The following table shows the fees paid and to be paid by us to KPMG and MSHK.

	2011	2010
Audit Fees	$718,282	$140,000
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	718,282	140,000
Tax Fees	32,921	-
All Other Fees		25,000
Total paid to independent public audit firms	$751,203	$165,000

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements and the review of our quarterly financial statements.  We paid or accrued expenses of $104,180 and $140,000 for the fiscal year ended December 31, 2011 and 2010 related to MSHK, respectively. We paid or accrued expenses of $614,102 to KPMG related to its audit of our annual financial statements for the fiscal year ended December 31, 2011 and the review of our quarterly financial statements for the quarter ended September 30, 2011.

Tax Fees

During the fiscal years ended December 31, 2011 and 2010, there were US$32,921 and nil tax fees billed by KPMG and MSHK, respectively for professional services rendered for tax compliance work and other tax related services.

All Other Fees

During the fiscal years ended December 31, 2011 and 2010, the aggregate fees billed by KPMG and MSHK were nil and $25,000, respectively, for professional services related to other miscellaneous securities filings.

Pre-Approval Policies and Procedures

The Audit Committee appoints the independent auditor each year and pre-approves the audit, audit related and permissible non-audit services and fees proposed by the independent auditor.  All services described under the caption services and fees of independent auditors were pre-approved.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a)  The following are filed with this Annual Report:

 (1)  The financial statements listed on the Financial Statements Table of Contents.

 (2)  Not applicable.

 (3)  The exhibits referred to below, which include the following management contracts or compensatory plans or arrangements:

●	2009 Stock Option / Stock Issuance Plan

●	Stock Award Grant Supplemental Provisions

●	Service Agreement effective as of October 4, 2010 between China XD Plastics Company Limited and Robert Brisotti

●	Service Agreement effective as of November 14, 2010 between China XD Plastics Company Limited and Linyuan Zhai

●	Service Agreement effective as of November 14, 2010 between China XD Plastics Company Limited and Lawrence W. Leighton

●	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Jie Han

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Jie Han

●	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Qingwei Ma

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Qingwei Ma

●	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Taylor Zhang

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Taylor Zhang

●	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Junjie Ma

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Junjie Ma

 (b) The exhibits listed on the Exhibit Index are filed as part of this Annual Report.

 (c) Not applicable.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Incorporated by Reference Herein from the Following Filing
3.1	Articles of Incorporation	Filed as an exhibit to the Company’s registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006.
3.2	Amendment to Articles of Incorporation	Filed as Appendix I of Company’s definitive information statement on Schedule 14C, as filed with the Securities and Exchange Commission on March 12, 2009.
3.3	Bylaws	Filed as an exhibit to the Company’s registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006.
3.4	Form of Second Amendment to Articles of Incorporation of the Company	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
3.5	Second Amended and Restated Bylaws	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 8, 2011.
3.6	Forms of Certificates of Correction	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
4.1	Specimen Stock Certificate	Filed as an exhibit to the Company’s registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006.
4.2	Certificate of Designation of Series A Convertible Preferred Stock	Filed as an exhibit to the Company’s definitive information statement on Schedule 14C, as filed with the Securities and Exchange Commission on March 12, 2009.
4.3	Certificate of Designation of Series B Preferred Stock	Filed as an exhibit to the Company’s definitive information statement on Schedule 14C, as filed with the Securities and Exchange Commission on March 12, 2009.
4.4	Form of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
4.5	Form of Series A Warrant to Purchase Common Stock	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
4.6	Form of Series B Warrant to Purchase Common Stock	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
4.7	Form of indenture with respect to senior debt securities, to be entered into between registrant and a trustee acceptable to the registrant, if any	Filed as an exhibit to the Company’s registration statement on Form S-3, as amended, as filed with the Securities and Exchange Commission on June 10, 2010.
4.8	Form of indenture with respect to subordinated debt securities, to be entered into between registrant and a trustee acceptable to the registrant, if any	Filed as an exhibit to the Company’s registration statement on Form S-3, as amended, as filed with the Securities and Exchange Commission on June 10, 2010.
4.9	Form of Common Stock Purchase Warrant	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
4.10	Registration Rights Agreement entered into by and between the Company and MSPEA Modified Plastics Holding Limited on August 15, 2011	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
4.11	Form of Certificate of Designation, Preferences and Rights of Series D Junior Convertible Preferred Stock	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.1	2009 Stock Option/Stock Issuance Plan	Filed as an appendix to the Company’s definitive proxy statement on Schedule 14A, as filed with the Securities and Exchange Commission on November 11, 2009.
10.2	District Entry Agreement and Memorandum dated April 14, 2010 by and between Harbin Xinda Macromolecule Material Co., Ltd. and Harbin Economic and Technological Development Zone Administration	Filed as an exhibit to the Company’s quarterly report on Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2010.
10.3	Letter Agreement, dated October 4, 2010, between China XD Plastics Company Limited and Rodman & Renshaw, LLC	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.4	Securities Purchase Agreement dated October 4, 2010, among China XD Plastics Company Limited and certain institutional investors	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.5	Amendment Agreement, dated as of September 30, 2010, to the Securities Purchase Agreement dated November 27, 2009 among China XD Plastics Company Limited and the purchasers named therein	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.6	Service Agreement effective as of October 4, 2010 between China XD Plastics Company Limited and Robert Brisotti	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 7, 2010.

10.7	Service Agreement dated November 14, 2010 between China XD Plastics Company Limited and Linyuan Zhai	Filed herewith
10.8	Service Agreement dated November 14, 2010 between China XD Plastics Company Limited and Lawrence Leighton	Filed herewith
10.9	Stock Award Grant Supplemental Provisions	Filed herewith
10.10	Securities Purchase Agreement entered into by and between the Company, MSPEA Modified Plastics Holding Limited, XD. Engineering Plastics Company Limited, and Mr. Jie Han on August 15, 2011	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.11	Stockholders’ Agreement entered into by and between MSPEA Modified Plastics Holding Limited, XD. Engineering Plastics Company Limited, and Mr. Jie Han on August 15, 2011	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.12	Form of Pledge Agreement by and between MSPEA Modified Plastics Holding Limited and XD. Engineering Plastics Company Limited	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.13	Form of Indemnification Agreement	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.14	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Jie Han *	Filed herewith
10.15	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Jie Han	Filed herewith
10.16	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Qingwei Ma *	Filed herewith
10.17	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Qingwei Ma	Filed herewith
10.18	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Taylor Zhang *	Filed herewith
10.19	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Taylor Zhang	Filed herewith
10.20	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Junjie Ma *	Filed herewith
10.21	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Junjie Ma	Filed herewith
14.1	Code of Business Conduct	Filed herewith
16.1	Letter, dated December 31, 2008, from Robison, Hill & Co. to the Securities and Exchange Commission	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 31, 2008, and incorporated herein by this reference.
16.2	Letter, dated November 4, 2009 from Bagell Josephs Levine & Company, LLC, to the Securities and Exchange Commission	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 6, 2009.
16.3	Letter, dated August 15, 2011, from Moore Stephens Hong Kong, to the Securities and Exchange Commission	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
21.1	Subsidiaries of Registrant	Filed herewith
23.1	Consent of Moore Stephens Hong Kong	Filed herewith
23.2	Consent of KPMG	Filed herewith
31.1	Certification of Principal Executive Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith

* English translation

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2012

CHINA XD PLASTICS COMPANY LIMITED

By:	/s/ Jie Han
Jie Han
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Taylor Zhang
Taylor Zhang
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Jie Han	Chairman and Chief Executive Officer	March 26, 2012
Jie Han	(Principal Executive Officer)

/s/ Taylor Zhang	Chief Financial Officer	March 26, 2012
Taylor Zhang	(Principal Financial and Accounting Officer)

/s/ Qingwei Ma	Director	March 26, 2012
Qingwei Ma

/s/ Lawrence Leighton	Director	March 26, 2012
Lawrence Leighton

/s/ Robert Brisotti	Director	March 26, 2012
Robert Brisotti

/s/ Linyuan Zhai	Director	March 26, 2012
Linyuan Zhai

/s/ Homer Sun	Director	March 26, 2012
Homer Sun

/s/ Jun Xu	Director	March 26, 2012
Jun Xu

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
China XD Plastics Company Limited:

We have audited the accompanying consolidated balance sheet of China XD Plastics Company Limited and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China XD Plastics Company Limited and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG

Hong Kong, China
March 26, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
China XD Plastics Company Limited

We have audited the accompanying consolidated balance sheet of China XD Plastics Company Limited and subsidiaries (the "Company") as of December 31, 2010, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for the year ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens
Certified Public Accountants
Hong Kong
March 31, 2011 (except for note 19, as to which the date is March 26, 2012)

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	135,482,386	22,720,766
Restricted cash	11,128,106	-
Accounts receivable, net of allowance for doubtful accounts	45,232,013	29,018,400
Amounts due from a related party	78,912	75,732
Inventories	44,953,958	25,257,083
Prepaid expenses and other current assets	12,857,223	33,044,600
Total current assets	249,732,598	110,116,581
Property, plant and equipment, net	100,933,429	49,038,103
Land use rights, net	4,055,363	244,417
Deposits for purchase of land use rights and plant	5,608,765	-
Other non-current assets	264,662	-
Total assets	360,594,817	159,399,101
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans	31,459,032	21,204,700
Bills payable	22,243,760	-
Accounts payable	398,043	736,667
Amounts due to a related party	-	1,769,145
Income taxes payable	5,814,988	65,817
Accrued expenses and other current liabilities	3,213,181	4,073,259
Total current liabilities	63,129,004	27,849,588
Deferred income tax liabilities	22,102,431	21,525,274
Warrants liability	3,862,927	5,719,130
Embedded derivative liability	610	905
Total liabilities	89,094,972	55,094,897
Redeemable Series C convertible preferred stock	1,829	1,829
Redeemable Series D convertible preferred stock	97,576,465	-
Stockholders’ equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 47,548,367 shares and 47,528,511 shares issued, 47,527,367 shares and 47,528,511 shares outstanding as of December 31, 2011 and 2010, respectively	4,754	4,752
Treasury stock, at cost: 21,000 shares and nil as of December 31, 2011 and 2010, respectively	(92,694)	-
Additional paid-in capital	71,190,659	69,040,396
Retained earnings	91,340,855	30,822,356
Accumulated other comprehensive income	11,477,877	4,434,771
Total stockholders’ equity	173,921,551	104,302,375
Commitments and contingencies	-	-
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	360,594,817	159,399,101

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2011	2010
	US$	US$

Revenues	381,624,567	249,822,934
Cost of revenues	(285,801,786)	(188,294,026)
Gross profit	95,822,781	61,528,908

Selling expenses	(254,767)	(470,727)
General and administrative expenses	(7,066,480)	(19,960,153)
Research and development expenses	(11,640,243)	(7,382,507)
Total operating expenses	(18,961,490)	(27,813,387)

Operating income	76,861,291	33,715,521

Interest income	689,916	27,261
Interest expense	(1,810,566)	(1,268,654)
Foreign currency exchange gains (losses)	876,635	(49,047)
Government grant	154,742	3,237,574
Change in fair value of embedded derivative liability	295	8,646,351
Change in fair value of warrants liability	1,856,203	6,344,425
Other income	-	84,006,483
Other expense	-	(84,515,972)
Total nonoperating income, net	1,767,225	16,428,421
Income before income taxes	78,628,516	50,143,942
Income tax expense	(18,109,897)	(21,307,153)
Net income	60,518,619	28,836,789

Earnings per share of common stock:
Basic	1.17	0.58
Diluted	1.16	0.49

Net income	60,518,619	28,836,789

Other comprehensive income
Foreign currency translation adjustment, net of nil income taxes for the years ended December 31, 2011 and 2010, respectively	7,043,106	2,911,898

Comprehensive income	67,561,725	31,748,687

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Series B Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
		US$		US$	US$	US$	US$	US$	US$
Balance at January 1, 2010	1,000,000	100	39,925,026	3,993	-	15,361,043	4,631,628	1,522,873	21,519,637
Net income	-	-	-	-	-	-	28,836,789	-	28,836,789
Other comprehensive income - Foreign currency translation adjustment, net of nil income taxes	-	-	-	-	-	-	-	2,911,898	2,911,898
Conversion of redeemable Series C convertible preferred stock into common stock	-	-	3,301,300	330	-	24,040,121	-	-	24,040,451
Stock based compensation	-	-	-	-	-	14,854,199	-	-	14,854,199
Issuance of common stock in cash, net of transaction costs	-	-	3,333,334	333	-	14,650,129	-	-	14,650,462
Contract settled in common stock	-	-	26,827	2	-	134,998	-	-	135,000
Dividends to redeemable Series C convertible preferred stockholders	-	-	-	-	-	-	(2,646,061)	-	(2,646,061)
Exercise of nonvested shares	-	-	942,024	94	-	(94)	-	-	-
Balance as of December 31, 2010	1,000,000	100	47,528,511	4,752	-	69,040,396	30,822,356	4,434,771	104,302,375
Net income	-	-	-	-	-	-	60,518,619	-	60,518,619
Other comprehensive income - Foreign currency translation adjustment, net of nil income taxes	-	-	-	-	-	-	-	7,043,106	7,043,106
Stock based compensation	-	-	-	-	-	649,265	-	-	649,265
Repurchase of common stock	-	-	(21,000)	-	(92,694)	-	-	-	(92,694)
Dividends to redeemable Series C convertible preferred stockholders	-	-	-	-	-	-	(120)	-	(120)
Stockholder contribution in connection with the issuance of Series D convertible preferred stock	-	-	-	-	-	1,501,000	-	-	1,501,000
Exercise of nonvested shares	-	-	19,856	2	-	(2)	-	-	-
Balance as of December 31, 2011	1,000,000	100	47,527,367	4,754	(92,694)	71,190,659	91,340,855	11,477,877	173,921,551

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010
	US$	US$
Cash flows from operating activities:
Net income	60,518,619	28,836,789
Adjustments to reconcile net income to net cash provided by operating activities:
Net provision for/(reversal of) doubtful accounts	83,157	(132,959)
Depreciation and amortization	5,142,889	3,327,755
Stock-based compensation expense	649,265	14,854,199
Change in fair value of embedded derivative liability	(295)	(8,646,351)
Change in fair value of warrants liability	(1,856,203)	(6,344,425)
Other income	-	(83,990,741)
Other expense	-	83,990,741
Foreign currency exchange loss, net	(876,635)	-
(Gain) loss on disposals of long-lived assets	(14,041)	522,073
Deferred income tax (benefit) expense	(465,163)	20,997,685
Change in operating assets and liabilities:
Restricted cash	(10,838,283)	-
Accounts receivable	(14,501,996)	(25,308,140)
Amounts due from a related party	(3,180)	(75,732)
Inventories	(17,836,035)	(6,106,915)
Prepaid expenses and other current assets	20,760,504	(10,565,851)
Other non-current assets	(264,662)	-
Bills payable	21,664,114	-
Accounts payable	(338,624)	(2,095,612)
Income tax payable	5,596,303	64,204
Accrued expenses and other current liabilities	(136,011)	1,194,828
Net cash provided by operating activities	67,283,723	10,521,548
Cash flows from investing activities:
Purchases of and deposits for property, plant and equipment and land use rights	(62,489,867)	(12,596,304)
Proceeds from disposal of equipment	107,223	330,760
Net cash used in investing activities	(62,382,644)	(12,265,544)
Cash flows from financing activities:
Proceeds from bank borrowings	30,639,246	20,685,078
Repayment of bank borrowings	(21,664,113)	(21,867,082)
Proceeds from an interest free loan provided by a related party	-	1,769,145
Repayment of an interest free loan provided by a related party	(1,769,145)	(221,616)
Dividends paid to Series C convertible preferred stockholders	(792,240)	(1,796,337)
Repurchase of treasury stock	(92,694)	-
Proceeds from issuance of Series D convertible preferred stock	100,000,000	-
Payment of issuance cost of Series D convertible preferred stock	(722,535)	-
Proceeds from issuance of common stock	-	18,821,504
Net cash provided by financing activities	105,598,519	17,390,692
Effect of foreign currency exchange rate changes on cash and cash equivalents	2,262,022	223,286
Net increase in cash and cash equivalents	112,761,620	15,869,982
Cash and cash equivalents at beginning of year	22,720,766	6,850,784
Cash and cash equivalents at end of year	135,482,386	22,720,766

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information:
Interest paid	1,830,365	1,241,615
Income taxes paid	12,978,757	288,061
Non-cash investing and financing activities:
Conversion of Series C convertible preferred stock into common stock	-	24,040,121
Accrual for purchase of equipment	2,199,951	2,100,040
Settlement of accrual for purchase of equipment using bank acceptance notes	-	5,909,991
Contract settled in common stock	-	135,000
Accrual of issuance cost of Series D convertible preferred stock	200,000	-
Stockholder contribution in connection with the issuance of Series D convertible preferred stock (see note 13)	1,501,000	-

See accompanying notes to consolidated financial statements.

Note 1 – Description of business and significant concentrations and risks

China XD Plastics Company Limited (“China XD Plastics”) is a holding company that is incorporated in Nevada, the United States.  In 2008, through a series of transactions, China XD Plastics acquired 100% equity interest of Harbin Xinda Macromolecule Material Co., Ltd. (“Harbin Xinda”), and its wholly-owned subsidiary, Harbin Xinda Macromolecule Material Research Institute (“Research Institute”).  For accounting purpose, the acquisition was accounted for as a reverse acquisition with China XD Plastics (the legal acquirer) identified as the accounting acquiree and Harbin Xinda (the legal acquiree) identified as the accounting acquirer.  Harbin Xinda is a limited liability company established under the laws of the People’s Republic of China (“PRC”).

China XD Plastics and its subsidiaries (collectively referred to hereinafter as the “Company”), is primarily engaged in the research and development, production and sales of modified and engineering plastics products in the PRC. The plastics products are primarily used in the automotive manufacturing industry and consist of the following major products categories: modified polypropylene (“PP”), modified polyamide (“PA”), alloy plastics, engineering plastics, modified acrylonitrile butadiene styrene (“ABS”) and environment friendly plastics.

The Company’s operations are primarily conducted through its subsidiaries in the PRC.  The Company’s other subsidiaries in the US, British Virgin Islands (“BVI”), and Hong Kong, do not have significant operations.

Sales concentration

The Company sells its products, substantially through approved distributors in the PRC.  The Company’s sales are highly concentrated.  Sales to four and three major distributors, which individually exceeded 10% of the Company’s revenues, accounted for approximately 74% and 73% of the Company’s revenues for the years ended December 31, 2011 and 2010, respectively. The Company expects revenues from these distributors to continue to represent a substantial portion of its revenue in the future. Any factors adversely affecting the automobile industry in the PRC or the business operations of these customers will have a material effect on the Company’s business, financial position and results of operations.

Purchase concentration

The principal raw materials used for the Company’s production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon. The Company purchases substantially all of its raw materials through three distributors.  Raw material purchases from these three and two suppliers, which individually exceeded 10% of the Company’s total raw material purchases, accounted for approximately 98% and 96% of the Company’s total raw material purchases for the years ended December 31, 2011 and 2010, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company’s business, financial position and results of operations.

The Company has three production facilities, all of which are located in Harbin, Heilongjiang province of the PRC.  The Company purchased equipment from an equipment distributor, which accounted for 99% and 98% of the Company's total equipment purchases for the years ended December 31, 2011 and 2010, respectively. A change of the supplier could cause a delay in manufacturing and a possible loss of sales, which could adversely affect the Company's business, financial position and results of operations.  The majority owner of the equipment distributor is also the majority owner of a major raw material supplier that supplied approximately 26% and 4% of the Company’s total raw material purchases for the years ended December 31, 2011 and 2010, respectively.  In addition, the majority owner of the equipment distributor is also the majority owner of a sales distributor of the Company. Sales to this customer were approximately 14% and 11% of the Company’s total revenues for the years ended December 31, 2011 and 2010, respectively.

Cash concentration

Cash, cash equivalents and restricted cash maintained at banks consist of the following:

	Year ended December 31,
	2011	2010
	US$	US$
RMB denominated bank deposits with financial institutions in the PRC	137,503,064	21,886,085
US dollar denominated bank deposits with a financial institution in the U.S.	36,280	74,767
US dollar denominated bank deposits with financial institutions in the PRC	8,589,666	158
US dollar denominated bank deposits with a financial institution in Hong Kong Special Administrative Region (“SAR”)	478,832	725,626

The bank deposits with financial institutions in the PRC are uninsured by the government authority.  To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits with large financial institutions in the PRC with acceptable credit rating.

Note 2 – Summary of significant accounting policies

(a) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

(b) Consolidation

The accompanying consolidated financial statements include the financial statements of China XD Plastics and its wholly-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated upon consolidation.

(c) Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant items subject to such estimates and assumptions include the recoverability of the carrying amounts of property, plant and equipment, the realizability of inventories, the useful lives of property, plant and equipment, the collectibility of accounts receivable, the fair values of financial instruments and stock-based compensation awards, and the accruals for tax uncertainties and other contingencies.  The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(d) Foreign Currency

The Company’s reporting currency is the US dollar (US$). The functional currency of China XD Plastics and its subsidiaries in the United States, BVI and Hong Kong is the US$. The functional currency of China XD Plastics’ subsidiaries in the PRC is Renminbi (RMB).

Transactions denominated in currencies other than the functional currency are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction.  Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency using the applicable exchange rates at the balance sheet date.  The resulting exchange differences are recorded in foreign currency exchange gains (losses) in the consolidated statements of comprehensive income.

Assets and liabilities of the group entities with functional currencies other than US$ are translated into US$ using the exchange rate on the balance sheet date.  Revenues and expenses are translated into US$ at average rates prevailing during the reporting period. The differences resulting from such translation are recorded as a separate component of accumulated other comprehensive income within stockholders’ equity.

Since the RMB is not a fully convertible currency, all foreign exchange transactions involving RMB must take place either through the People’s Bank of China (“PBOC”) or other institutions authorized to buy and sell foreign exchange.

(e) Cash, cash equivalents and restricted cash

Cash and cash equivalents consist of cash on hand, cash in bank and interest-bearing certificates of deposit with an initial term of less than three months when purchased.

Cash that is restricted as to withdrawal or usage is reported as restricted cash in the consolidated balance sheets and is not included as cash and cash equivalents in the consolidated statements of cash flows. Restricted cash of US$11,128,106 as of December 31, 2011 represents short-term bank deposits that are pledged as security for bills payable relating to purchase of raw materials. Upon maturity of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company. The net cash flows from the pledged bank deposits, which relate to purchases of raw materials, are reported within cash flows from operating activities in the consolidated statements of cash flows.

(f) Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. In establishing the required allowance, management considers historical losses, the customers’ financial condition, the amount of accounts receivables in dispute, the accounts receivables aging and the customers’ payment patterns.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure related to its customers.

(g) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method.  Work-in-progress and finish goods comprise direct materials, direct labor and an allocation of related manufacturing overhead based on normal operating capacity.

(h) Long-lived Assets

Property, plant and equipment

Property, plant and equipment are initially recorded at cost.  Depreciation is calculated on the straight-line method over the estimated useful lives of the assets.  The estimated useful life of property, plant and equipment is as follows:

Estimated Useful Life
Plant and buildings	39 years
Machinery, equipment and furniture	5-10 years
Motor vehicles	5 years

An appropriate allocation of depreciation expense of property, plant and equipment attributable to manufacturing activities is capitalized as part of the cost of inventory, and expensed in cost of revenues when the inventory is sold.  Costs incurred in the construction of property, plant and equipment, including an allocation of interest expense incurred, are capitalized and transferred into their respective asset category when the assets are ready for their intended use, at which time depreciation commences. Ordinary maintenance and repairs are charged to expenses as incurred, while replacements and betterments are capitalized.  When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value of the item disposed and proceeds realized thereon.

Land Use Rights

A land use right in the PRC represents an exclusive right to occupy, use and develop a piece of land during the contractual term of the land use right. Land use right is usually paid in one lump sum at the date the right is granted. The prepayment usually covers the entire duration period of the land use right. The lump sum advance payment is capitalized and recorded as land use right and then charged to expense on a straight-line basis over the period of the right, which is normally 50 years.

The amortization expense of land use rights was US$25,836 and US$5,621 for the years ended December 31, 2011 and 2010, respectively, and included in general and administrative expenses.

(i) Impairment of Long-Lived Assets

In accordance with the provision of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Subtopic 360-10, long-lived assets, such as property, plant and equipment, and land use rights, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  Recoverability of a long-lived asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group.  If the carrying value of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount that the carrying value exceeds the estimated fair value of the asset or asset group.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third party independent appraisals, as considered necessary.  Assets to be disposed are reported at the lower of carrying amount or fair value less costs to sell, and are no longer depreciated.

No impairment of long-lived assets was recognized for any of the years presented.

(j) Derivative Financial Instruments

The Company accounts for derivatives in accordance with ASC Topic 815, Derivative and Hedging, which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. Changes in the fair value of derivative instruments not designated for hedge accounting are recognized in earnings.

(k) Revenue Recognition

The Company sells its products primarily to approved distributors.  Revenue is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery of the products has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.  These criteria as they relate to each of the following major revenue generating activities are described below.

Products sales

Acceptance of delivery of the products by the distributors is evidenced by goods receipt notes signed by the distributors. The products are generally delivered to the distributors’ customers (or end users) at the time of the distributors’ acceptance. After the goods receipt notes are signed, the Company has no remaining obligations that affect the distributors’ acceptance of the products. According to the distributor sales contracts between the Company and the distributors, the risks and rewards of ownership of the products is transferred to the distributor upon the issuance of the goods receipt notes and the distributor has no rights to return the products (other than for defective products).  For the years ended December 31, 2011 and 2010, there was no sales return from the customers.

The selling price, which is specified in the sales contract, is fixed. Under the sales contract, upon the sale of the products to the distributors and the issuance of the good receipts notes, the Company has the legal enforceable right to receive full payment of the sales amount. The distributors’ obligation to pay the Company is not dependent on the distributors selling the products or collecting cash from their customers (or end users).

The Company’s sales are net of value added tax (“VAT”) and business tax collected on behalf of tax authorities in respect of product sales. VAT and business tax collected from customers, net of VAT paid for purchases, is recorded as a liability in the balance sheet until it is paid to the tax authorities.

Service revenue

The Company provides technical assistance and consultation services to manufacturing companies. Revenue from technical support is recognized as the services are performed, which is evidenced by signed customer acceptance forms on a monthly basis.  Service revenue is recorded, net of business tax and surcharges, which is levied on the Company's service revenues generated in the PRC at the rate of 5.6%, except for the service revenues of the Research Institute, which was exempted from business tax.

(l) Cost of revenues

Cost of revenues represents costs of raw materials (including purchasing and receiving costs, inspection costs), packaging materials, labor, utilities, depreciation and amortization of manufacturing facilities and warehouses, handling costs, outbound freight and inventory write-down.  The depreciation and amortization of manufacturing facilities and warehouses attributable to manufacturing activities is capitalized as part of the cost of inventory, and expensed in costs of revenues when the inventory is sold.

(m) Selling, general and administrative expenses

Selling expenses represents primarily costs of payroll, benefits, commissions for sales representatives and advertising expenses.  General and administrative expenses represents primarily payroll and benefits costs for administrative employees, rent and operating costs of office premises, depreciation and amortization, and other administrative expenses.

(n) Research and Development Expense

Research and development costs are expensed as incurred.

(o) Government Grant

Government grants are recognized when there is reasonable assurance that the Company will comply with the conditions attaching to them and the grants will be received. Government grants for the purpose of giving immediate financial support to the Company with no future related costs are recognized as other income in the Company’s consolidated statements of comprehensive income.  Government grants that compensate the acquisition cost of an asset are deducted from the carrying amount of the asset and effectively recognized in profit or loss over the useful life of the asset by way of reduced depreciation expense.

(p) Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled.  The effect of a change in tax rates or tax laws on deferred income tax assets and liabilities is recognized in the consolidated statements of comprehensive income in the period the change in tax rates or tax laws is enacted. A valuation allowance is provided to reduce the carrying amount of deferred income tax assets if it is considered more likely than not that some portion or all of the deferred income tax assets will not be realized.

The Company recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense, and general and administration expenses, respectively in the consolidated statements of comprehensive income.

(q) Bills Payable

Bills payable represent bills issued by financial institutions to the Company’s raw material suppliers. The Company’s suppliers receive payments from the financial institutions upon maturity of the bills and the Company is obliged to repay the face value of the bills to the financial institutions.

(r) Employee Benefit Plans

Pursuant to relevant PRC regulations, the Company is required to make contributions to various defined contribution plans organized by municipal and provincial PRC governments. The contributions are made for each PRC employee at rate of approximately 40% on a standard salary base as determined by local social security bureau. Contributions to the defined contribution plans are charged to the consolidated statements of comprehensive income when the related service is provided. For the years ended December 31, 2011 and 2010, the costs of the Company’s contributions to the defined contribution plans amounted to US$327,398 and US$186,221, respectively.

The Company has no other obligation for the payment of employee benefits associated with these plans beyond the contributions described above.

(s) Stock Based Compensation

The Company accounts for stock-based payments under the provisions of ASC Topic 718, Compensation - Stock Compensation (“ASC Topic 718”).  Under ASC Topic 718, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the period during which the employee is required to provide service in exchange for the award, which generally is the vesting period. The amount of cost recognized is adjusted to reflect the expected forfeiture prior to vesting.  The Company recognizes compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award, provided that the cumulative amount of compensation cost recognized at any date at least equals the portion of the grant-date value of such award that is vested at that date.

(t) Commitments and Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, product and environmental liability, and non-income tax matters.  An accrual for a loss contingency is recognized when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

(u) Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of common stock outstanding during the year using the two-class method.  Under the two-class method, net income attributable to common stockholders is allocated between common stock and other participating securities based on participating rights in undistributed earnings. Nonvested shares, redeemable Series C and Series D convertible preferred stock are participating securities since the holders of these securities participate in dividends on the same basis as common stockholders.  Diluted EPS is calculated by dividing net income attributable to common stockholders as adjusted for the effect of dilutive common stock equivalent, if any, by the weighted average number of common stock and dilutive common stock equivalent outstanding during the year.  Potential dilutive securities are not included in the calculation of diluted earnings per share if the impact is anti-dilutive.

(v) Segment reporting

The Company uses the management approach in determining reportable operating segments.  The management approach consider the internal reporting used by the Company’s chief operating decision maker for making operating decisions about the allocation of resources of the segment and the assessment of its performance in determining the Company’s reportable operating segments.  Management has determined that the Company has one operating segment, which is the modified plastics segment. All of the Company’s operations and customers are located in the PRC. Consequently, no geographic information is presented.

(w) Fair Value Measurements

The Company applies ASC Topic 820, Fair Value Measurements and Disclosures, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring or nonrecurring basis.  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and the assumptions that market participants would use when pricing the asset or liability.  ASC Topic 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

ASC Topic 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC Topic 820 establishes three levels of inputs that may be used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

Except for the warrants liability and embedded derivative liability, which was measured at fair value on a recurring basis as of December 31, 2011 and 2010, the Company did not have any financial assets and liabilities or nonfinancial assets and liabilities that are measured and recognized at fair value on a recurring or nonrecurring basis as of December 31, 2011 and 2010.  Management used the following methods and assumptions to estimate the fair values of financial instruments at the balance sheet dates:

•
Short-term financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, amounts due from related parties, short-term bank loans, bills payable, accounts payable, amounts due to related parties, and accrued expenses and other current liabilities – carrying amounts approximate fair values because of the short maturity of these instruments.

•
Derivative liabilities, consisting of warrants liability and the embedded derivative liability - fair values are determined using an option-pricing model which considers the following significant inputs: the Company’s stock price, risk-free interest rate and expected volatility of the Company’s stock price over the term of the derivative liabilities.

(x) Comparative figures

Certain comparative figures have been reclassified to conform with the current year presentation

In addition, the Company revised its comprehensive income for the year ended December 31, 2010, and accumulated other comprehensive income, and retained earnings as of December 31, 2010. The effect of the revision increased comprehensive income and accumulated other comprehensive income by US$963,141, and decreased retained earnings by US$963,141 as compared to the previously reported amounts. This revision had no impact on any other line items within the consolidated financial statements as of and for the year ended December 31, 2010.

Note 3 – Accounts receivable

Accounts receivable relate to the following:

	Year ended December 31,
	2011	2010
	US$	US$
Accounts receivable	45,345,837	29,051,536
Allowance for doubtful accounts	(113,824)	(33,136)
Accounts receivable, net	45,232,013	29,018,400

As of December 31, 2011 and 2010, the accounts receivable balances also include notes receivable in the amount of US$1,987,900 and US$402,405, respectively.

The movements of the allowance for doubtful accounts are as follows:

	Year ended December 31,
	2011	2010
	US$	US$

Balance at the beginning of the year	(33,136)	(166,095)
Additions charged to bad debt expense	(83,842)	(33,136)
Reversal of bad debt allowance	685	166,095
Write off of accounts receivable	2,469	-
Balance at the end of the year	(113,824)	(33,136)

Note 4 - Inventories

Inventories consist of the following:

	Year ended December 31,
	2011	2010
	US$	US$
Raw materials	37,645,204	10,689,420
Work in progress	164,144	935,282
Finished goods	7,144,610	13,632,381
Total inventories	44,953,958	25,257,083

Note 5 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	Year ended December 31,
	2011	2010
	US$	US$
Advance to suppliers	12,522,985	31,937,098
Others	334,238	1,107,502
Total prepaid expenses and other current assets	12,857,223	33,044,600

Consistent with the common industry practice in the PRC, the Company is required to pay deposits to the suppliers that range between 50% and 90% of the amount of principal raw materials ordered. The Company makes advanced orders of raw materials based upon (1) the demand and supply situation in the raw materials market and (2) the forecasted demand of products. All advances to suppliers as of December 31, 2011 are related to the purchase of raw materials, which were subsequently received by the Company in January 2012.

Note 6 - Property, plant and equipment, net

Property, plant and equipment consist of the following:
	Year ended December 31,
	2011	2010
	US$	US$
Machinery, equipment and furniture	92,363,611	46,259,596
Motor vehicles	961,130	169,987
Plant and buildings	17,762,660	4,025,178
Construction in progress	1,468,408	4,671,714
Total property, plant and equipment	112,555,809	55,126,475
Less: accumulated depreciation	(11,622,380)	(6,088,372)
Property, plant and equipment, net	100,933,429	49,038,103

Depreciation expense was US$5,117,053 and US$3,322,134 for the years ended December 31, 2011 and 2010, respectively. For the years ended December 31, 2011 and 2010, interest expense capitalized as a component of the cost of construction-in-progress was inconsequential.

Note 7 – Deposits for land use rights and plant

On May 9, 2011, Harbin Xinda entered into a purchase agreement with Harbin Shengtong Engineering Plastics Co. Ltd. (“Harbin Shengtong”) as amended on June 1, 2011.  The legal representative of Harbin Shengtong is a former employee of Harbin Xinda.  Pursuant to the purchase agreement, Harbin Xinda will purchase from Harbin Shengtong land use rights and a plant consisting of five workshops and a building (the “Project”), in exchange for a total consideration of RMB435 million (approximately US$67.3 million) in cash. Harbin Shengtong is responsible to complete the construction of the plant according to Harbin Xinda’s specifications. Once the Project is fully completed and accepted by Harbin Xinda, Harbin Shengtong shall transfer titles of the Project to Harbin Xinda. The completion of the entire Project is expected to occur in the second half of 2012. During the year ended December 31, 2011, the Company paid Harbin Shengtong a cash deposit of RMB118.9 million (equivalent to US$18.9 million). In December 2011, two workshops were completed and subsequently placed into service by the Company.  Accordingly, the cost of these two workshops of approximately RMB59.5 million (equivalent to US$9.5 million) was recorded in plant and buildings as of December 31, 2011.  The allocable cost of the land use right related to the two workshops of approximately RMB24.1 million (equivalent to US$3.8 million) was recorded in land use rights in the Company’s balance sheet as of December 31, 2011. The titles of the two workshops and the related land use rights are expected to be transferred to the Company once the Project is completed in the second half of 2012.

Note 8 – Short-term bank loans

	Year ended December 31,
	2011	2010
	US$	US$
Loans secured by property, plant and equipment and land use rights	15,570,632	13,631,593
Loans secured by equipment of Harbin Xinda High-Tech Co., Ltd. (“Xinda High-Tech”), a related party	-	7,573,107
Loans secured by equipment of Xinda High-Tech and guaranteed by Mr. Han Jie (“Mr. Han”), the chief executive officer and controlling stockholder of the Company and his wife	15,888,400	-
Total	31,459,032	21,204,700

As of December 31, 2011 and 2010, the Company’s short-term bank loans bear a weighted average interest rate of 6.1% and 5.5% per annum, respectively. All short-term bank loans mature and expire at various times within one year and contain no renewal terms.

On January 12, 2011, the Company obtained a revolving one-year line of credit in the amount of RMB100 million (approximately US$15,888,400) from a PRC bank in Harbin.  The credit facility is secured by equipment of Xinda High-Tech and guaranteed by Mr. Han and his wife. As of December 31, 2011, the Company has no unused credit facility under the line of credit.

Note 9 – Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	Year ended December 31,
	2011	2010
	US$	US$
Payables for purchase of property, plant and equipment	2,199,951	2,100,040
Dividends payable	-	792,120
Others	1,013,230	1,181,099
Total	3,213,181	4,073,259

Others mainly represent accrual for professional service expenses, accrued payroll, employee benefits, accrued utility charges, non income tax payables and other accrued miscellaneous operating expenses.

Note 10 – Related party transactions

During the years presented, the Company entered into related party transactions with (i) Xinda High-Tech, an entity controlled by the wife of Mr. Han, the chief executive officer and controlling stockholder of the Company, and (ii) Ms. Qiuyao Piao (“Ms. Piao”), who was the former owner of XD Engineering Plastics Company Limited (“XD Engineering Plastics”), the controlling stockholder of the Company.

The significant related party transactions are summarized as follows:

		Year Ended December 31,
		2011	2010
		US$	US$
Costs and expenses resulting from transactions with a related party:
Rental expenses for plant and office spaces	(a)	349,721	312,738

Financing transactions with a related party:
Proceeds of interest-free loans provided by a related party	(b)		1,769,145
Repayment of interest-free loans provided by a related party	(b)	1,769,145	-

The balances due from and to the related parties are summarized as follows:

		Year Ended December 31,
		2011	2010
		US$	US$
Amounts due from a related party:
Prepaid rental expenses to Xinda High-Tech	(a)	78,912	75,732
Amounts due to a related party:
Interest free loans provided by Ms. Piao	(b)	-	1,769,145

(a)
The Company rents a plant and office building of approximately 23,894 square meters in Harbin, Heilongjiang province from Xinda High-Tech for an annual rental fee of RMB 2 million (approximately US$309,487).  The period of the lease is from May 1, 2009 to April 30, 2012.  The Company also rents an office building of approximately 2,800 square meters in Harbin, Heilongjiang province from Xinda High-Tech for an annual rental fee of RMB 200,000 (approximately US$30,949). The period of the lease is from June 1, 2010 to May 31, 2013.  Further, the Company rents an office building of approximately 500 square meters in Harbin, Heilongjiang province from Xinda High-Tech for an annual rental fee of RMB 60,000 (approximately US$9,285). The period of this office building lease is from January 1, 2011 to December 31, 2013.  Total rental expenses paid or payable to Xinda High-Tech amounted to US$349,721 and US$312,738 in 2011 and 2010, respectively.

(b)
Represents U.S. dollar denominated interest free loans provided by Ms. Piao to the Company for working capital purposes in 2010. The advances were unsecured and did not have specific terms of repayment.  The Company repaid US$240,426 and US$1,528,719 interest free loans on December 16, 2011 and December 19, 2011, respectively.

Note 11 – Income Taxes

China XD Plastics and Favor Sea (US) Inc. (“Favor Sea (US)”) (collectively referred to as the “U.S. Entities”) file separate U.S. federal income tax returns at a tax rate of 34%.  No provision for U.S. federal income tax were made for the years ended December 31, 2011 and 2010 as the U.S. Entities incurred losses.

Under the current laws of the British Virgin Island (“BVI”), Favor Sea Limited (“Favor Sea BVI”), a subsidiary of China XD Plastics, is not subject to tax on its income or capital gains.

No provision for Hong Kong Profits Tax was made for Hong Kong Engineering Plastics Company Limited (“HK Engineering Plastics”), as it did not have any assessable profits arising in or derived from Hong Kong for any of the periods presented.

The Company’s PRC subsidiaries file separate income tax returns in the PRC.  Effective from January 1, 2008, the PRC statutory income tax rate is 25% according to the Corporate Income Tax (“CIT”) Law which was passed by the National People’s Congress on March 16, 2007.

Under the CIT Law, entities that qualify as “Advanced and New Technology Enterprise” (“ANTE”) are entitled to a preferential income tax rate of 15%.  In 2008, Harbin Xinda qualified as an ANTE, which entitled it to the preferential income tax rate of 15% from January 1, 2008 to December 31, 2010. In 2011, Harbin Xinda renewed its ANTE qualification, which entitled it to the preferential income tax rate of 15% from January 1, 2011 to December 31, 2013.

The Research Institute was established by Harbin Xinda in 2007 and exempted from income tax from the date of its establishment until the date it was dissolved in December 2010.

The CIT Law and its implementation rules impose a withholding income tax at 10%, unless reduced by a tax treaty or arrangement, on the amount of dividends distributed by a PRC-resident enterprise to its immediate holding company outside the PRC that are related to earnings accumulated beginning on January 1, 2008. Dividends relating to undistributed earnings generated prior to January 1, 2008 are exempt from such withholding income tax.

China XD Plastics’ earnings from its PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to its plan to indefinitely reinvest its earnings in the PRC, the Company has not provided for deferred income tax liabilities on undistributed earnings of US$145,022,068 and US$78,565,299 as of December 31, 2011 and 2010, respectively. It is not practicable to estimate the amounts of unrecognized deferred income tax liabilities thereof.

The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2011	2010
	US$	US$
U.S.	25,894	11,830,043
BVI	(4,698)	(13,358,644)
Hong Kong	(477,683)	(15,777)
PRC, excluding Hong Kong	79,085,003	51,688,320
Total income before income taxes	78,628,516	50,143,942

The Company’s PRC income tax expense (benefit) recognized in the consolidated statements of comprehensive income consists of the following.  Income tax expense (benefit) for other jurisdictions is nil:

	Year Ended December 31,
	2011	2010
	US$	US$
Current income tax expense -PRC	18,575,060	309,468
Deferred income tax expense (benefit) -PRC	(465,163)	20,997,685
Total	18,109,897	21,307,153

The effective income tax rate based on income tax expense and income before income taxes reported in the consolidated statements of comprehensive income differs from the PRC statutory income tax rate of 25% due to the following:

	Year Ended December 31,
	2011		2010
	(in percentage to income before income taxes)

PRC statutory income tax rate	25%		25%
Increase (decrease) in effective income tax rate resulting from:
Tax rate differential on entities not subject to PRC income tax	0.2%		2.1%
Non-deductible expenses (non-taxable income):
Change in fair value of warrants liability	(0.8	) %	(4.3	) %
Change in fair value of embedded derivative liability	(0.0	) %	(5.9	) %
Share-based compensation	0.3%		7.7%
Research and development bonus deduction	(1.0	) %	(0.7	) %
Government grant	-		41.9%
Tax rate preferential	(2.2	) %	(23.0	) %
Others	1.1%		(1.2	) %
Change in valuation allowance	0.4%		0.9%
Effective income tax rate	23.0%		42.5%

The principal components of the Company’s deferred income tax assets and deferred income tax liabilities are as follows:

	December 31,
	2011	2010
	US$	US$

Deferred income tax assets:
Tax loss carryforwards	1,005,361	715,351
Total deferred income tax assets	1,005,361	715,351
Less: valuation allowance	(1,005,361)	(715,351)
Deferred income tax assets, net	-	-

Deferred income tax liabilities:
Net assets of Research Institute granted to Research Center	6,950,088	21,525,274
Property, plant and equipment	15,152,343	-
Total deferred income tax liabilities	22,102,431	21,525,274

Net deferred income tax liabilities	22,102,431	21,525,274

Classification on consolidated balance sheets:
Deferred income tax liabilities – non-current	22,102,431	21,525,274

The Research Institute was established with a registered capital of approximately US$0.4 million in 2007.  The Research Institute provided research and development services to the Company’s ultimate customers.  In December 2010, for tax purposes and because the Research Institute could not meet the Company’s development needs, the Company dissolved the Research Institute and formed a new legal entity, Harbin Xinda Macromolecule Material Research Center Co., Ltd. (the “Research Center”).  Based on applicable regulations promulgated by the local Civil Affairs Bureau, only the local government has the authority for the distribution of the assets of the Research Institute upon liquidation.  Therefore, the Company dissolved the Research Institute by distributing the net assets of the Research Institute in the amount of US$84.0 million to the local government. The difference between the net assets in the amount of US$84.0 million and  the amount of the initial registered capital of US$0.4 million represents undistributed accumulated profit generated by the Research Institute from its inception date to its liquidation date.  Simultaneously, the local government granted the net assets back to the Research Center, the newly established subsidiary of Harbin Xinda in December 2010. The Research Center was established with a registered capital of approximately US$0.5 million funded by cash.  A loss equal to the net assets of the Research Institute distributed to the local government was recognized in other expenses and a government grant for the receipts of the same assets back from the local government was recognized as other income in the consolidated statements of comprehensive income. Pursuant to the local tax regulations, the net assets granted to the Research Center are not taxable to the extent the Research Center spends a total of US$84.0 million in research and development expenditures in five years from the date of grant.  The expenditures of US$84.0 million will not be deductible for income tax purposes.  As a result, the Company recognized a deferred income tax liability in the amount of US$21.5 million in connection with the net assets granted to the Research Center.

The increases in the valuation allowance for the years ended December 31, 2011 and 2010 were US$290,010 and US$437,778, respectively.  As of December 31, 2011, for U.S. federal income tax purposes, the Company had tax loss carryforwards of US$2,956,944, of which US$816,390, US$1,287,583 and US$852,971 would expire by 2029, 2030 and 2031, respectively, if unused.  In view of the cumulative losses for the entities concerned, full valuation allowances were provided against their deferred income tax assets as of December 31, 2011 and 2010, which in the judgment of the management, are not more likely than not to be realized.

As of January 1, 2010 and for each of the years ended December 31, 2010 and 2011, the Company did not have any unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded.  In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

The tax returns of the U.S. Entities are subject to U.S. federal income tax examination by tax authorities for the years from 2009 to 2011.  According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent.  The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than US$15,000.  In the case of transfer pricing issues, the statute of limitations is ten years.  There is no statute of limitations in the case of tax evasion.  The tax returns of the Company’s PRC subsidiaries for the years from 2009 to 2011 are open to examination by the PRC tax authorities.

Note 12 – Common Stock

Pursuant to the amended Article of Incorporation dated March 12, 2009, the Company’s authorized share capital is 550,000,000 shares, consisting of 500,000,000 shares of common stock (US$0.0001 par value), and 50,000,000 shares of all classes of preferred stock (US$0.0001 par value).

Common stock direct offering

On October 4, 2010, the Company issued 3,333,334 shares of its common stock and warrants to purchase a total of 1,666,667 shares of its common stock (“Series C investor warrants”) to certain institutional investors for a total consideration of approximately US$20,000,000.  The Company also issued warrants to purchase a total of 166,667 shares of its common stock (“Series C placement warrants”) and paid US$1.0 million to a third party as a placement fee.  Net proceeds after total issuance cost were approximately US$18.3 million, among which US$14.6 million and US$3.7 million were allocated to common stock and Series C investor warrants, respectively.

Treasury stock

On April 7, 2011, the Board of Directors approved a stock repurchase program that allows the Company to repurchase up to US$10 million of its stock until May 31, 2012. On September 28, 2011, the Company purchased 21,000 shares of its common stock in the public stock market for a total consideration of US$92,694.

Note 13 – Preferred Stock

Series B preferred stock

The Company issued 1,000,000 shares of Series B preferred stock to XD Engineering Plastics in December 2008.  The Series B preferred stock is not convertible or redeemable.  The holder of Series B preferred stock has 40% of the total voting power of the Company on a fully diluted basis.  Holders of Series B preferred stock are not entitled to receive dividends.  In the event of any liquidation, dissolution or winding up, whether voluntary or involuntary, the holders of issued and outstanding shares of Series B preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the common stockholders and any other series of preferred stock ranking junior to the Series B preferred stock with respect to liquidation, US$1.00 per share in cash.  The holders of Series B preferred stock will not be entitled to any further participation in any distribution of assets by the Company.

Redeemable Series C convertible preferred stock

On December 1, 2009, the Company issued 15,188 shares of Series C convertible preferred stock to third party investors for a total consideration of US$15.2 million or US$1,000 per share.  The Series C convertible preferred stock investors were also issued warrants to purchase 1,320,696 shares of the Company’s common stock at an exercise price of US$5.5 per share (“Series A investor warrants”) and warrants to purchase a number of the Company’s common stock subject to certain limitations, at an exercise price of US$0.0001 per share (“Series B investor warrants”).  The Company also issued warrants to purchase 117,261 shares of its common stock (“Series A placement warrants”) and paid US$0.7 million to a third party as a placement fee.  Total issuance cost of Series C convertible preferred stock was US$1.3 million.

The significant terms of Series C convertible preferred stock are as follows:

(i) Conversion

The holders of Series C preferred stock have the right to convert all or any portion of their holdings into common stock at a rate of 217.4:1, subject to stock splits, combinations, dividends or distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets as defined in the Certification of Designation.

As long as any stockholder beneficially owns any share of the Series C preferred stock, the Company will not, without the prior written consent of stockholders holding at least two-thirds of the Series C preferred stock, issue any shares of Series C preferred stock and any other securities.  As long as Series A investor warrants, Series A placement agent warrants, or Series B warrants remain outstanding, the Company shall not issue or sell any rights, warrants or options to subscribe for or purchase common stock or directly or indirectly convertible into or exchangeable or exercisable for common stock at a conversion, exchange or exercise price which varies or may vary after issuance with the market price of the common stock, including by way of one or more reset(s) to any fixed price.

(ii) Voting

The holders of Series C preferred stock have voting rights separately as a class on matters affecting Series C preferred stock and certain corporate matters set forth in the Series C preferred stock Certificate of Designation, as long as any shares of Series C preferred stock remain outstanding.

(iii) Dividends

Each Series C preferred stock entitles the holders to a dividend of 6% of the original issuance price per annum.  Dividends are payable quarterly.  Series C preferred stock holders are entitled to convert any unpaid dividends into fully paid and nonassessable shares of common stock at the conversion price of US$4.6 per share.  Each Series C preferred stockholder can further participate in any dividends payable on ordinary shares, on a pro rata and as-if-converted basis.  The Company accrued dividends of US$120 and US$2,646,061 on Series C preferred stock during the years ended December 31, 2011 and 2010, respectively.

(iv) Liquidation preference

In the event of the liquidation, the holders of the Series C preferred stock then outstanding shall be entitled to receive out of the assets of the Company available for distribution to its stockholders, an amount equal to US$1,000 per share of Series C preferred stock, plus any accrued but unpaid dividends thereon, whether or not declared, together with any other dividends declared but unpaid thereon, as of the date of liquidation before any payment shall be made or any assets distributed to the holders of the common stock or any other junior stock.  Thereafter, the Series C preferred stock holders shall be entitled, on a pari passu basis with the holders of the Company’s common stock and as-if-converted, to participate in the distribution of any remaining assets of the Company. If upon the occurrence of liquidation, the assets thus distributed among the holders of the Series C preferred stock shall be insufficient to permit the payment to such holders of the full Series C preferred stock amount, then the entire assets of the Company legally available for distribution shall be distributed ratably among the holders of the Series C preferred stock.

(v) Redemption

If any shares of Series C preferred stock remain outstanding on December 1, 2012, the Company shall redeem in cash at the original issuance price for each outstanding share of Series C preferred stock.

(vi) Registration rights agreement

In connection with issuance of Series C preferred stock, the Company entered into a registration rights agreement (the “RRA”) with the investors pursuant to which the Company agreed to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) to register the shares of common stock underlying the Series C preferred stock and related warrants, thirty (30) days after the closing of the financing. The Company agrees to use its best efforts to have the Registration Statement declared effective within 60 calendar days after filing, or 180 calendar days after filing in the event certain circumstances as defined in the RRA, occur and a Registration Statement is required to cover the additional securities. The Company’s registration statement filed with the SEC in connection with the issuance of Series C preferred stock was declared effective on February 19, 2010.

The Company is required to keep the Registration Statement continuously effective under the Securities Act until such date of the earlier of the date when all of the securities covered by that Registration Statement have been sold or the date on which such securities may be sold without any restriction pursuant to Rule 144 (the “Financing Effectiveness Period”). The Company is obligated to pay liquidated damages of 2% of each holder’s initial investment in the issuance of Series C preferred stock, payable in cash, if the Registration Statement is not filed or declared effective within the foregoing time periods or ceases to be effective prior to the expiration of the Financing Effectiveness Period. In the event the Company fails to make payments of liquidated damages in a timely manner, such payments shall bear interest at the rate of one and one-half percent (1.5%) per month (prorated for partial months) until paid in full.

The Company evaluated the contingent obligation related to the RRA liquidated damages in accordance with FASB ASC Subtopic 825-20, Registration Payment Arrangements, which requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, to be separately treated in accordance with FASB ASC 450, Contingencies. The Company concluded that such obligation was not probable based on the best information and facts available as of December 31, 2011. Therefore, no contingent obligation related to the RRA liquidated damages was recognized as of December 31, 2011 and 2010.

In accordance with the FASB ASC Subtopic 815, the Company recognized an embedded derivative liability related to the conversion feature of the Company’s Series C preferred stock, since the economic characteristics and risks of the embedded conversion feature are not clearly and closely related to the economic characteristics and risks of the Series C preferred stock, which was considered more akin to a debt host.  The embedded derivative liability was bifurcated from the host instrument and accounted for at fair value with changes in fair value recorded in earnings.

During the year ended December 31, 2010, 15,186 shares of Series C preferred stock were converted into 3,301,300 shares of common stock.  The Company recognized a gain of US$295 and US$8,646,351 relating to changes in the fair value of embedded derivative liability for the years ended December 31, 2011 and 2010, respectively.  As of December 31, 2011 and 2010, two shares of Series C preferred stock were outstanding, respectively.

Redeemable Series D convertible preferred stock

On August 15, 2011, China XD Plastics entered into a securities purchase agreement (the “Securities Purchase Agreement”) with MSPEA Modified Plastics Holding Limited, a Cayman Islands company and an affiliate of Morgan Stanley Private Equity Asia III Holdings (Cayman) Ltd, a Cayman Islands limited liability company (“MSPEA”), XD Engineering Plastics and Mr. Han, pursuant to which MSPEA purchased 16,000,000 shares of the Company’s Series D convertible preferred stock with par value of US$0.0001 per share (the “Series D Preferred Stock”), for a total consideration of US$100 million or US$6.25 per share (“Series D Original Issuance Price”). On September 28, 2011, China XD Plastics issued 16,000,000 shares of Series D Preferred Stock and received total gross proceeds of US$100 million in cash.  Net proceeds after issuance cost were approximately US$99.1 million.

The significant terms of Series D Preferred Stock are as follows:

(i) Conversion

The holders of the Series D Preferred Stock have the right to convert all or any portion of their holdings into common stock at a price of US$6.25 per share from January 1, 2012 through September 28, 2014, subject to adjustments for stock splits, combinations, dividends or distributions of common stock, merger and reorganization. In addition, if the Company achieves net income as adjusted to exclude (i) all extraordinary or non-recurring gains or losses for the relevant period, (ii) all gains or losses derived from any business operation other than the principal business of the Company or otherwise derived outside the ordinary course of business of the Company for the relevant period, and (iii) all gains or losses attributable to the Series D Preferred Stock (“Actual Profit”), at least RMB360 million, RMB520 million and RMB800 million in 2011, 2012 and 2013, respectively, each outstanding Series D Preferred Stock will be converted into common stock from September 28, 2014 upon the delivery of a written notice from the Company to the holders of Series D Preferred Stock. The Company determined that there was no embedded beneficial conversion feature attributable to the Series D convertible preferred stock at the commitment date since the initial conversion price of the Series D convertible preferred stock was greater than the price of China XD Plastics’ common stock.

(ii) Voting

The holders of Series D Preferred Stock have the same voting rights as the common stockholders on an “if-converted” basis. In addition, if 1,600,000 shares or more (adjusted for any dilutive corporate actions) of Series D Preferred Stock remain outstanding, holders of Series D Preferred Stock have veto rights over certain material corporate actions of the Company.

(iii) Dividends

Each share of Series D Preferred Stock shall be entitled to dividend or other distribution simultaneously with any dividend or distribution on any shares of the Company’s common stock as if each share of Series D Preferred Stock has been converted to common stock.

(iv) Liquidation preference

In the event of the liquidation, dissolution or winding-up of the affairs of the Company, whether voluntary or involuntary (a "Liquidation"), the holders of Series D Preferred Stock then outstanding shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of shares of common stock by reason of their ownership thereof, but after any payment shall be made to the holders of any Series B preferred stock or Series C convertible preferred stock by reason of their ownership thereof, with respect to each share of Series D Preferred Stock, an amount equal to the greater of (i) an amount per share that would yield a total internal rate of return of 15% on the Series D Original Issuance Price, taking into account all cash dividends and/or distributions paid by the Company and received by the holder in respect of his or her share of Series D Preferred Stock (the IRR Price); and (ii) an amount per share as would have been payable had all shares of Series D Preferred Stock been converted into the Company’s common stock pursuant to a voluntary conversion or a mandatory conversion immediately prior to such Liquidation (without taking into account any limitations or restrictions on the convertibility of the shares of Series D Preferred Stock).

(v) Redemption

Upon the occurrence of a triggering event as defined below, the holders of the Series D Preferred Stocks have the option to redeem the Series D Preferred Stock at a price equal to the IRR Price (the “Redemption Price”), by delivery of written notice to the Company (the "Redemption Request") at least 6 months prior to the proposed date of redemption (the "Redemption Date"), provided that in no event shall the Redemption Date be prior to March 3, 2013 if any shares of Series C convertible preferred stock remain outstanding, unless otherwise consented to by holders of the Series C convertible preferred stock.

A triggering event means any of the following events: (I) the occurrence of any of the following: (i) the Actual Profit for the Financial Year ending December 31, 2011 is less than RMB360 million (the “2011 Target”), (ii) the Actual Profit for the Financial Year ending December 31, 2012 is less than RMB468 million, or (iii) the Actual Profit for the Financial Year ending December 31, 2013 is less than RMB608 million (collectively the “Actual Profit Targets”); (II) any breach by any of the Company, XD Engineering Plastics and Mr. Han (the “Principal Stockholders”) of any representation, warranty, covenant or other agreement in the Securities Purchase Agreement, the Certificate of Designation, the Registration Rights Agreement, the Stockholders' Agreement, the Pledge Agreement and the Indemnification Agreements (collectively, the “Transaction Document”) that (i) in the case of a breach of a covenant or agreement that is curable, has remained uncured for 30 days after the holder of Series D Preferred Stock has given written notice of such breach to the Company’ Principal Stockholders and (ii) has had or could reasonably be expected to have a material adverse impact on (a) the business, operations, properties, financial position (including any material increase in provisions), earnings or condition of the Company, or (b) the value, marketability or liquidity of the Series D Preferred Stock taking into account any remedies already sought and received in connection with such breach; or (III) the commencement by the Company or any other member of the Company of any bankruptcy, insolvency, reorganization or of any other case or proceeding to be adjudicated a bankruptcy or insolvency, or the consent by it to the entry of a decree or order for relief in respect of the Company or any other member of the Company in an involuntary case; or the appointment of a custodian, receiver, liquidator, assignee, trustee, sequestrator other similar officials of the Company or any other member of the Company for the winding up or liquidation of its affairs.

If any shares of Series D Preferred Stock remain outstanding on September 28, 2014, the holders of such shares shall require the Company to redeem each share of Series D Preferred Stock at a price equal to the IRR Price (the “Mandatory Redemption Price”). The mandatory redemption date is March 28, 2015.

As of December 31, 2011, the Company concluded that it is not probable any of the triggering events has occurred or is expected to occur. As a result, it was not probable that the Series D Preferred Stock is redeemable as of December 31, 2011. Therefore no changes in the redemption value were recognized during 2011. The Company will assess the probability of whether the Series D Preferred Stock is redeemable at each reporting period end.

(vi) Stockholders’ Agreement

Pursuant to the Stockholders’ Agreement between MSPEA and the Principal Stockholders, if the Company shall at any time issue or sell any shares of common stock or equity securities, other than an issuance or sale in an exempted issuance, at a price per share, or in the case other equity securities exchangeable or convertible into shares of common stock, at a conversion or exercise price for a share of common stock (in each case, the "New Issue Price") that is less than the then effective conversion price of Series D Preferred Stock, the holders of Series D Preferred Stock shall have the right to purchase from the Principal Stockholders, and Principal Stockholders shall sell and transfer to the holders of Series D Preferred Stock, at par value per share, a number of shares of common stock that is equal to (i) the number of shares of common stock that the Series D Preferred Stock held by the holders of Series D Preferred Stock would have been convertible into as if the then effective conversion price is equal to the New Issue Price, minus (ii) the number of shares of common stock that the outstanding Series D Preferred Stock held by the holders of Series D Preferred Stock are convertible into under the then effective conversion price. The exempted issuance refers to (a) any issuance of common stock upon the conversion of the Series D Preferred Stock; (b) the conversion, exercise or exchange of options, warrants or convertible securities of the Company that are outstanding and have been fully disclosed to MSPEA as of September 28, 2011; (c) any issuance of shares of common stock or options to employees, officers, directors or other service providers of the Company pursuant to any stock or option plan duly approved for such purpose including the board of directors; (d) any issuance of common stock, options, warrants or convertible securities of the Company pursuant to acquisitions or other strategic transactions, in each case approved by the board of directors and (e) any issuance of adjustment shares that the Principal Stockholders shall sell and transfer to the holders of Series D Preferred Stock if the Company is unable to achieve the Actual Profit as defined below.

In addition, the Principal Stockholders entered into a pledge agreement with the holders of Series D Preferred Stock to secure the payment and performance of the following obligations (collectively, the “Secured Obligations”), which are secured by the collateral under the Pledge Agreement between the holders of Series D Preferred Stock and the Principal Stockholders: (a) the full and prompt payment when due (whether at stated maturity, by redemption or acceleration or otherwise) of all debts, obligations and liabilities of Principal Stockholders owing to the holders of Series D Preferred Stock; (b) all reasonable costs and expenses incurred by the holders of Series D Preferred Stock to enforce this Agreement and maintain, preserve, collect and realize upon the collateral. The collateral refers to 16,000,000 shares of common stock, par value $0.0001, of China XD Plastics registered in the name of XD Engineering Plastic.

The holders of Series D Preferred Stock have an option to purchase common stock at par value from the Principal Stockholders if the Company is unable to achieve the Actual Profit of RMB360 million, RMB520 million and RMB800 million in 2011, 2012 and 2013, respectively. The number of common stock to be purchased is based on a pre-set formulas as specified in the Stockholders' Agreement.

The Stockholders' Agreement was an inducement made to facilitate the investment in the Series D Preferred Stock on behalf of the Company. Therefore, the fair value of the options issued by the Principal Stockholders to the holders of the Series D Preferred Stock was recognized as additional paid-in capital and reflected as a reduction of the proceeds allocated to the Series D Preferred Stock. As of September 28, 2011, the fair value of the options was determined to be US$1,501,000 based on the Company's common stock price on September 28, 2011, and the probability of the Company's future financial projection and the expected volatility of the Company's common stock.

Note 14 – Warrants

In connection with the issuance of Series C preferred stock on December 1, 2009, the Company also issued Series A warrants to purchase a total of 1,320,696 shares of common stock at an exercise price of US$5.5 per share with a five-year term, and Series B warrants to purchase a number of common stock subject to certain limitations, at an exercise price of US$0.0001 with a five-year term.  The Company also issued Series A placement warrants to purchase a total of 117,261 shares of common stock at an exercise price of US$5.50 per share, with a five-year term to a third party as part of the placement fee.  The exercise price of the Series A warrants was adjusted to US$4.90 per share in connection with the common stock direct offering on October 4, 2010.

In connection with the common stock direct offering on October 4, 2010, the Company issued Series C investor warrants to purchase a total of 1,666,667 shares of common stock at an exercise price of US$6.00 per share.  The warrants are exercisable for a period between April 8, 2011 and October 14, 2011.  The Company also issued Series C placement warrants to purchase 166,667 shares of common stock at an exercise price of US$7.50 per share to a third party as part of the placement fee.  The warrants are exercisable from the date of issuance to July 6, 2013.

Pursuant to the agreements of the Series A investor warrants, if the Company issues its common stock for a consideration per share less than the exercise price of the Series A investor warrants, the exercise price of the Series A investor warrants shall be reduced to the lower issuance price.  Also, if the Company grants any options or other securities convertible to its common stock for which the exercise or conversion price is less than the exercise price of the Series A investor warrants, the exercise price of the Series A investor warrants shall be reduced to the lowest exercise or conversion price.  The holders of the Series A placement agent warrants have the same down-round protection as the holders of the Series A investor warrants.  The Company’s Series A investor warrants and Series A placement warrants with down-round protection are not considered indexed to a company’s own stock under ASC Subtopic 815-40, Contracts in Entity’s Own Equity, and accordingly are accounted as derivatives,.

The Company also determined that the Series C investor warrants and Series C placement warrants are derivatives because the warrants require a net cash settlement if the Company fails to cause the transfer agent to timely transmit to the warrant holders a certificate or certificates representing the shares of common stock upon exercise.

Accordingly, the Company accounted for these warrants at fair value with changes in fair value recorded in earnings at each reporting period.

The following is a summary of the outstanding and exercisable warrant balance:

As of December 31, 2011:

Issuance Date	Exercise Price	Number of Warrants Outstanding	Remaining Contractual Life
			Years
Series A investor warrants	4.9	1,320,696	2.92
Series A placement agent warrants	5.5	117,261	2.92
Series C placement agent warrants	7.5	166,667	1.52
		1,604,624

As of December 31, 2010:

Issuance Date	Exercise Price	Number of Warrants Outstanding	Remaining Contractual Life
			Years
Series A investor warrants	4.9	1,320,696	3.92
Series A placement agent warrants	5.5	117,261	3.92
Series C investor warrants	6.0	1,666,667	0.79
Series C placement agent warrants	7.5	166,667	2.52
		3,271,291

The fair values of these warrants were calculated using the Black-Scholes option-pricing model with the following assumptions:

As of December 31, 2011:

	Series A investor warrants	Series A placement agent warrants	Series C placement agent warrants

Volatility	72.0%	72.0%	55.4%
Expected dividends yield	0%	0%	0%
Fair value of underlying common stock (per share)	5.34	5.34	5.34
Risk-free interest rate (per annum)	0.37%	0.37%	0.20%

As of December 31, 2010:

	Series A investor warrants	Series A placement agent warrants	Series C investor warrants	Series C placement agent warrants

Volatility	69.2%	69.2%	47.2%	78.0%
Expected dividends yield	0%	0%	0%	0%
Fair value of underlying common stock (per share)	5.43	5.43	5.43	5.43
Risk-free interest rate (per annum)	1.47%	1.47%	0.29%	0.78%

The total number of shares of common stock to be purchased under the Series B warrants was nil at the date of the issuance. The total number of shares of common stock to be purchased under the Series B warrants was nil on the reset dates of March 5, 2010 and June 10, 2010, respectively, based on the market price of common stock during the period between February 26, 2010 and March 4, 2010 and the period between June 3, 2010 and June 9, 2010.  The Series B warrants expired on June 10, 2010.

The changes in the fair value of warrants during the years presented is as follow:

	Series A investor warrants	Series A placement agent warrants	Series C investor warrants	Series C placement agent warrants	Total
	US$	US$	US$	US$	US$

As of January 1, 2010	7,248,903	643,610	-	-	7,892,513
Fair value at issuance date	-	-	3,664,722	506,320	4,171,042
Change in fair value	(3,333,770)	(313,973)	(2,536,954)	(159,728)	(6,344,425)
As of December 31, 2010	3,915,133	329,637	1,127,768	346,592	5,719,130
Change in fair value	(477,234)	(43,910)	(1,127,768)	(207,291)	(1,856,203)
As of December 31, 2011	3,437,899	285,727	-	139,301	3,862,927

On October 14, 2011, all of 1,666,667 Series C investor warrants expired.

Note 15 – Stock based compensation

Incentive option granted to Mr. Han

Pursuant to an incentive option agreement dated May 16, 2008, Ms. Piao granted options to Mr. Han to purchase 100% shares of common stock of XD Engineering Plastics at a nominal price if certain performance targets are met as follows:

•	25% of the total outstanding shares of XD Engineering Plastics if the Company’s consolidated revenue during the first three quarters of 2008 exceeds US$40,000,000;
•	14% of the total outstanding shares of XD Engineering Plastics if the Company’s consolidated revenue during the first three quarters of 2009 exceeds $70,000,000.
•	61% of the total outstanding shares of XD Engineering Plastics if the Company’s revenue during the first three quarters of 2010 exceeds $110,000,000.

Ms. Piao was previously the sole shareholder of XD Engineering Plastics, the controlling stockholder of the Company.  The Company recognized nil and US$13,355,832 of compensation expense in general and administrative expenses relating to options granted to Mr. Han for the years ended December 31, 2011 and 2010, respectively.  As of December 31, 2011, total unrecognized compensation cost related to options granted to Mr. Han was nil.

Stock options issued to employees, directors and consultants

On May 26, 2009, the Board of Directors approved the adoption of the 2009 Stock Incentive Plan (the “2009 Plan”), which provides for the granting of stock options and other stock-based awards to key employees, directors and consultants of the Company.  The aggregate number of common stock which may be issued under the 2009 Plan may not exceed 7,800,000 shares.

Nonvested shares

On August 7, 2010, the Company’s Board of Directors approved the grant of 99,856 nonvested shares to four independent directors, two directors and certain executive officers and employees.  19,856 shares vest on February 7, 2011 and 80,000 shares vest on the third anniversary of the date of grant.

On October 24, 2011, the Company’s Board of Directors approved the grant of 26,405 nonvested shares to four independent directors, all of which vest on April 24, 2012.

A summary of the nonvested shares activity for the years ended December 31, 2011 and 2010 is as follows:

	Number of Nonvested Shares	Weighted Average Grant date Fair Value
		US$
Outstanding as of December 31, 2009	942,024	3.06
Granted	99,856	6.57
Vested	(942,024)	3.06
Forfeited	-	-
Outstanding as of December 31, 2010	99,856	6.57
Granted	26,405	4.38
Vested	(19,856)	6.57
Forfeited	-	-
Outstanding as of December 31, 2011	106,405	6.03
Expected to vest as of December 31, 2011	106,405	6.03

The total fair value of shares vested during the years ended December 31, 2011 and 2010 was US$135,219 and US$6,200,338 respectively.

The Company recognized US$317,021 and US$1,365,469 of compensation expense in general and administrative expenses relating to nonvested shares for the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, there was US$280,320 of total unrecognized compensation cost relating to nonvested shares, which is to be recognized over a weighted average period of 1.6 years.

Stock options

On August 7, 2010, the Company’s Board of Directors approved the grant of stock options to purchase 445,500 shares of the Company’s common stock to two directors and certain executive officers and employees at an exercise price of US$8.01. The options vest over a three-year period beginning on each anniversary of the date of grant. One-third of the options will expire on August 7, 2011, 2012 and 2013, respectively.
A summary of stock options activity for the years ended December 31, 2011 and 2010 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted Average remaining contractual term	Aggregate Intrinsic Value
		US$	Years	US$
Outstanding as of December 31, 2009	-	-
Granted	445,500	8.01
Outstanding as of December 31, 2010	445,500	8.01
Expired	(148,500)	8.01
Outstanding as of December 31, 2011	297,000	8.01	8.61	-
Vested and expected to vest as ofDecember 31, 2011	297,000	8.01	8.61	-
Exercisable as of December 31, 2011	-	-

The aggregate option fair value of US$996,899 on the date of grant was determined based on the Black-Scholes option pricing model, using the following assumptions: for each one third of options, expected term of 1, 2 and 3 years, respectively; expected volatility at 64.4%, 83.9% and 75.8%, respectively; risk free interest rate at 0.29%, 0.51% and 0.73%, respectively; and expected dividends yield at 0%.

The expected volatility was based on implied volatilities from traded options, peer companies volatilities and historical volatility of the Company’s common stock.

The Company recognized US$332,244 and US$132,898 of compensation expense in general and administrative expenses relating to stock options for the years ended December 31, 2011 and 2010, respectively.  As of December 31, 2011, there was US$531,757 of total unrecognized compensation cost relating to stock options, which is to be recognized over a weighted average period of 1.6 years.

Note 16 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Year Ended December 31,
	2011	2010
	US$	US$
Numerator:
Net income	60,518,619	28,836,789
Less: Dividends to Series C convertible preferred stockholders	(120)	(2,646,061)
Net income available to common stockholders	60,518,499	26,190,728
Less:
Earnings allocated to participating Series C convertible preferred stock	(511)	(436,860)
Earnings allocated to participating Series D convertible preferred stock	(4,890,592)	-
Earnings allocated to participating nonvested shares	(101,901)	(250,049)
Net income for basic earnings per share	55,525,495	25,503,819
Changes in fair value of derivative liabilities - Series A investor warrants	(477,234)	(3,333,770)
Changes in fair value of derivative liabilities - Series A placement agent warrants	-	(313,973)
Net income for diluted earnings per share	55,048,261	21,856,076
Denominator:
Denominator for basic earnings per share:
Weighted average number of common stock outstanding	47,280,468	43,822,914
Contract to be settled in common stock	-	172,200
Series A investor warrants	5,907	318,979
Series A placement agent warrants	-	17,431
Denominator for diluted earnings per share	47,286,375	44,331,524
Earnings per share:
Basic	1.17	0.58
Diluted	1.16	0.49

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the years ended December 31, 2011 and 2010, because their effects are anti-dilutive:

	For the year ended December 31,
	2011	2010

Shares issuable upon conversion of Series C convertible preferred stocks	435	435
Shares issuable upon conversion of Series D convertible preferred stocks	16,000,000	-
Shares issuable upon exercise of Series A placement agent warrant	117,261	-
Shares issuable upon exercise of Series C investor warrant	-	1,666,667
Shares issuable upon exercise of Series C placement agent warrant	166,667	166,667
Shares issuable upon exercise of stock options	297,000	445,500

Note 17 - Statutory reserves

Under PRC rules and regulations, all subsidiaries of China XD Plastics in the PRC are required to appropriate 10% of their net income, as determined in accordance with PRC accounting rules and regulations, to a statutory surplus reserve until the reserve balance reaches 50% of their registered capital.  The appropriation to this statutory surplus reserve must be made before distribution of dividends to China XD Plastics can be made.  The statutory reserve is non-distributable, other than during liquidation, and can be used to fund previous years losses, if any, and may be converted into share capital by issuing new shares to existing shareholders in proportion to their share holding or by increasing the par value of the shares currently outstanding, provided that the remaining balance of the statutory reserve after such issue is not less than 25% of the registered capital.

For the years ended December 31, 2011 and 2010, China XD Plastics’ subsidiaries in the PRC made appropriations to the reserve fund of RMB10,124,924 (equivalent to US$1,608,688) and RMB5,382,578 (equivalent to US$855,206), respectively. As of December 31, 2011 and 2010, the accumulated balance of the statutory surplus reserve was RMB20,861,711 (equivalent to US$3,314,592) and RMB10,736,787 (equivalent to US$1,705,904), respectively.

Note 18 - Commitments and contingencies

(1)	Lease commitments

Future minimum lease payments under non-cancellable operating leases agreements as of December 31, 2011 were as follows.  The Company’s leases do not contain any contingent rent payments terms.

US$
Years ending December 31,
2012	133,675
2013	38,964
2014	-
2015	-
2016 and thereafter	-

Rental expenses incurred for operating leases of plant and equipment and office spaces were US$412,176 and US$400,599 in 2011 and 2010, respectively.  There are no step rent provisions, escalation clauses, capital improvement funding requirements, other lease concessions or contingent rent in the lease agreements.  The Company has no legal or contractual asset retirement obligations at the end of leases.

(2)	Plant construction

As discussed in note 7, pursuant to the agreement with Harbin Shengtong, the Company has a commitment of RMB316,937,900 (equivalent to US$50,356,361) as of December 31, 2011, for the acquisition of the Project upon completion.

(3)	Warehouse construction

Pursuant to the agreement with Oriental International Construction Engineering Company Limited, the Company has a commitment of RMB4,932,698 (equivalent to US$783,727) as of December 31, 2011, for the construction of a warehouse.

(4)	Equipment acquisition

As of December 31, 2011, the Company has a commitment of RMB2,195,422 (equivalent to US$348,817) for the acquisition of equipment.

Note 19 – Revenues

Revenues consist of the following:

	Year Ended December 31,
	2011	2010
	US$	US$
Product sales
PP	184,978,295	137,262,715
PA	26,255,251	15,890,369
Alloy plastics	28,347,364	12,654,412
Engineering plastics	70,910,185	40,548,718
ABS	20,307,168	14,590,981
Environment friendly plastics	32,570,797	10,806,284
Service revenue	18,255,507	18,069,455
Total	381,624,567	249,822,934