Form 10-Q
period 2012-03-31
China XD Plastics Co Ltd
filed 2012-05-10
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 8, 2012, the registrant had 47,527,367 shares of common stock, par value US$0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	127,220,393	135,482,386
Restricted cash	11,115,522	11,128,106
Accounts receivable, net of allowance for doubtful accounts	57,451,130	45,232,013
Amounts due from related parties	11,909	78,912
Inventories	60,411,014	44,953,958
Prepaid expenses and other current assets	5,582,358	12,857,223
Total current assets	261,792,326	249,732,598
Property, plant and equipment, net	98,439,568	100,933,429
Land use rights, net	4,046,517	4,055,363
Deposits for purchase of land use rights and plant	5,605,559	5,608,765
Other non-current assets	264,511	264,662
Total assets	370,148,481	360,594,817
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCKS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans	18,737,594	31,459,032
Bills payable	22,231,044	22,243,760
Accounts payable	854,433	398,043
Amounts due to a related party	13,074	-
Income taxes payable	6,717,344	5,814,988
Accrued expenses and other current liabilities	4,232,791	3,213,181
Total current liabilities	52,786,280	63,129,004
Deferred income tax liabilities	21,697,278	22,102,431
Warrants liability	3,529,222	3,862,927
Embedded derivative liability	596	610
Total liabilities	78,013,376	89,094,972
Redeemable Series C convertible preferred stock	1,829	1,829
Redeemable Series D convertible preferred stock	97,576,465	97,576,465
Stockholders’ equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 47,548,367 shares issued, 47,527,367 shares outstanding as of March 31, 2012 and December 31, 2011, respectively	4,754	4,754
Treasury stock, at cost: 21,000 shares as of March 31, 2012 and December 31, 2011, respectively	(92,694)	(92,694)
Additional paid-in capital	71,343,364	71,190,659
Retained earnings	111,903,233	91,340,855
Accumulated other comprehensive income	11,398,054	11,477,877
Total stockholders’ equity	194,556,811	173,921,551
Commitments and contingencies	-	-
Total liabilities, redeemable convertible preferred stocks and stockholders’ equity	370,148,481	360,594,817

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Period Ended March 31,
	2012	2011
	US$	US$

Revenues	123,176,815	76,138,290
Cost of revenues	(91,955,249)	(57,633,888)
Gross profit	31,221,566	18,504,402

Selling expenses	(129,688)	(183,617)
General and administrative expenses	(2,362,787)	(1,449,874)
Research and development expenses	(2,455,039)	(2,283,897)
Total operating expenses	(4,947,514)	(3,917,388)

Operating income	26,274,052	14,587,014

Interest income	1,001,729	10,723
Interest expense	(485,400)	(357,184)
Other income	-	4,245
Other expense	-	(53)
Change in fair value of embedded conversion option	14	328
Change in fair value of warrants liability	333,705	541,129
Total non-operating income, net	850,048	199,188
Income before income taxes	27,124,100	14,786,202
Income tax expense	(6,561,692)	(2,880,080)
Net income	20,562,408	11,906,122

Earnings per share of common stock:
Basic	0.32	0.25
Diluted	0.32	0.24

Net income	20,562,408	11,906,122

Other comprehensive income (loss)
Foreign currency translation adjustment, net of nil income taxes	(79,823)	1,179,904

Comprehensive income	20,482,585	13,086,026

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Period Ended March 31,
	2012	2011
	US$	US$
Cash flows from operating activities:
Net cash provided by operating activities	4,520,959	1,441,708

Cash flows from investing activities:
Purchases of property, plant and equipment	(30,587)	(89,784)
Net cash used in investing activities	(30,587)	(89,784)

Cash flows from financing activities:
Proceeds from bank borrowings	15,850,121	27,360,674
Repayments of bank borrowings	(28,530,218)	(21,280,524)
Dividends paid to redeemable Series C convertible preferred stockholders	-	(120)
Advance from a related party	-	259,021
Net cash provided by (used in) financing activities	(12,680,097)	6,339,051

Effect of foreign currency exchange rate changes on cash and cash equivalents	(72,268)	424,020
Net increase (decrease) in cash and cash equivalents	(8,261,993)	8,114,995

Cash and cash equivalents at beginning of period	135,482,386	22,720,766
Cash and cash equivalents at end of period	127,220,393	30,835,761

Supplemental disclosure of cash flow information:
Interest paid	485,400	353,803
Income taxes paid	6,049,473	72,255

Non-cash investing and financing activities:
Accrual for purchase of equipment	-	2,091,324

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation, significant concentrations and risks

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as permitted by rules and regulations of the United States Securities and Exchange Commission. The condensed consolidated balance sheet as of December 31, 2011 was derived from the audited consolidated financial statements of China XD Plastics Company Limited (“China XD Plastics”) and subsidiaries (the ‘‘Company’’). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2011, and the related consolidated statements of comprehensive income, changes in equity and cash flows for the year then ended.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2012, the results of operations and cash flows for the three-month periods ended March 31, 2012 and 2011, have been made.

The preparation of consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the recoverability of the carrying amounts of property, plant and equipment, the realizability of inventories and deferred income tax assets, the useful lives of property, plant and equipment, the collectibility of accounts receivable, the fair values of financial instruments and stock-based compensation awards, and the accruals for tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(b) Significant concentrations and risks

Sales concentration

The Company sells its products, substantially through approved distributors in the PRC.  The Company’s sales are highly concentrated.  Sales to four and five major distributors, which individually exceeded 10% of the Company’s revenues, accounted for approximately 73% and 83% of the Company’s revenues for the three-month periods ended March 31, 2012 and 2011, respectively. The Company expects revenues from these distributors to continue to represent a substantial portion of its revenue in the future. Any factors adversely affecting the automobile industry in the PRC or the business operations of these customers will have a material effect on the Company’s business, financial position and results of operations.

Purchase concentration

The principal raw materials used for the Company’s production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon. The Company purchases substantially all of its raw materials through three distributors.  Raw material purchases from these three suppliers, which individually exceeded 10% of the Company’s total raw material purchases, accounted for approximately 99% and 95% of the Company’s total raw material purchases for the three-month periods ended March 31, 2012 and 2011, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company’s business, financial position and results of operations.

The majority owner of a major raw material supplier that supplied approximately 26% and 23% of the Company’s total raw material purchases for the three-month periods ended March 31, 2012 and 2011, respectively, is also the majority owner of a sales distributor of the Company. Sales to this customer were approximately 15% and 13% of the Company’s total revenues for the three-month periods ended March 31, 2012 and 2011, respectively.

Cash concentration

Cash, cash equivalents and restricted cash maintained at banks consist of the following:

	March 31, 2012	December 31, 2011
	US$	US$
RMB denominated bank deposits with financial institutions in the PRC	137,503,497	137,503,064
US dollar denominated bank deposits with a financial institution in the U.S.	145,289	36,280
US dollar denominated bank deposits with financial institutions in the PRC	122	8,589,666
US dollar denominated bank deposits with a financial institution in Hong Kong Special Administrative Region	686,588	478,832

The bank deposits with financial institutions in the PRC are uninsured by the government authority.  To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits with large financial institutions in the PRC with acceptable credit rating.

Cash that is restricted as to withdrawal or usage is reported as restricted cash in the condensed consolidated balance sheets and is not included as cash and cash equivalents in the condensed consolidated statements of cash flows. Restricted cash of US$11,115,522 and US$11,128,106 as of March 31, 2012 and December 31, 2011, respectively, represents short-term bank deposits that are pledged as security for bills payable relating to purchase of raw materials. Upon maturity of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company. The net cash flows from the pledged bank deposits, which relate to purchases of raw materials, are reported within cash flows from operating activities in the condensed consolidated statements of cash flows.

Note–2 - Accounts receivable

Accounts receivable consist of the following:

	March 31, 2012	December 31, 2011
	US$	US$

Accounts receivables	57,564,889	45,345,837
Allowance for doubtful accounts	(113,759)	(113,824)
Accounts receivable, net	57,451,130	45,232,013

There was no accrual of additional provision or write-off of accounts receivables during the three-month period ended March 31, 2012.

Note–3 - Inventories

Inventories consist of the following:

	March 31, 2012	December 31, 2011
	US$	US$

Raw materials	52,280,185	37,645,204
Work in progress	203,216	164,144
Finished goods	7,927,613	7,144,610
Total inventories	60,411,014	44,953,958

Note–4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2012	December 31, 2011
	US$	US$

Advances to suppliers	5,101,623	12,522,985
Others	480,735	334,238
Total prepaid expenses and other current assets	5,582,358	12,857,223

Consistent with the common industry practice in the PRC, the Company is required to pay deposits to the suppliers for the principal raw materials ordered.  The Company makes advanced orders of raw materials based upon (1) the demand and supply situation in the raw materials market and (2) the forecasted demand of products.  All advances to suppliers as of March 31, 2012 are related to the purchase of raw materials, which were subsequently received by the Company in April 2012.

Note–5 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	March 31, 2012	December 31, 2011
	US$	US$

Machinery, equipment and furniture	92,324,139	92,363,611
Motor vehicles	960,602	961,130
Plant and buildings	17,757,350	17,762,660
Construction in progress	1,468,098	1,468,408
Total property, plant and equipment	112,510,189	112,555,809
Less accumulated depreciation	(14,070,621)	(11,622,380)
Property, plant and equipment, net	98,439,568	100,933,429

Depreciation expense was US$2,472,970 and US$1,197,549 for the three-month periods ended March 31, 2012 and 2011, respectively. For the three-month periods ended March 31, 2012 and 2011, interest expense capitalized as a component of the cost of construction-in-progress was inconsequential.

Note 6 – Short-term bank loans

	March 31, 2012	December 31, 2011
	US$	US$

Unsecured loans under the line of credit	15,879,317	-
Loans secured by property, plant and equipment and land use rights	2,858,277	15,570,632
Loans secured by equipment of Harbin Xinda High-Tech Co., Ltd. (“Xinda High-Tech”) and guaranteed by Mr. Han Jie, (“Mr. Han”), the chief executive officer and controlling stockholder of the Company and his wife	-	15,888,400
Total short-term bank loans	18,737,594	31,459,032

As of March 31, 2012 and December 31, 2011, the Company’s short-term bank loans bear a weighted average interest rate of 7.1% and 6.1% per annum, respectively. All short-term bank loans mature and expire at various times within one year and contain no renewal terms.

On January 17, 2012, the Company obtained a revolving one-year line of credit in the amount of RMB100 million (approximately US$16 million) from a PRC bank in Harbin, Heilongjiang province. As of March 31, 2012, the line of credit was fully utilized.

Note 7 - Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2012	December 31, 2011
	US$	US$

Payables for purchase of property, plant and equipment	2,198,694	2,199,951
Others	2,034,097	1,013,230
Total accrued expenses and other current liabilities	4,232,791	3,213,181

Others mainly represent accrual for professional service expenses, accrued payroll, employee benefits, accrued utility charges, non income tax payables and other accrued miscellaneous operating expenses.

Note 8 – Related party transactions

During the periods presented, the Company entered into related party transactions with Xinda High-Tech, an entity controlled by the wife of Mr. Han, the chief executive officer and controlling stockholder of the Company, and Mr. Han’s son.  The significant related party transactions are summarized as follows:

		Three-Month Period Ended March 31,
		2012	2011
		US$	US$
Costs and expenses resulting from transactions with related parties:
Rental expenses for plant and office spaces	(a)	95,735	83,602

The balances due from and to the related parties are summarized as follows:

		March 31, 2012	December 31, 2011
		US$	US$
Amounts due from related parties:
Prepaid rental expenses to Xinda High-Tech	(a)	-	78,912
Prepaid rental expenses to Mr. Han’s son	(a)	11,909	-
Total		11,909	78,912

Amounts due to a related party:
Rental payable to Xinda High-Tech	(a)	13,074	-

(a)	The Company rents the following plant and office buildings in Harbin, Heilongjiang province from Xinda High-Tech:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Plant and office building	23,894	317,002	Between May 1, 2009 and April 30, 2012
Office building	2,800	31,700	Between June 1, 2010 and May 31, 2013
Office building	500	9,510	Between January 1, 2011 and December 31, 2013
Office building	213	8,876	Between January 1, 2012 and December 31, 2012

The Company also rents a facility of approximately 3,134 square meters in Harbin, Heilongjiang province from Mr. Han’s son for an annual rental fee of RMB100,000 (approximately US$15,850).  The period of the lease is from January 1, 2012 to December 31, 2012.

Total rental expenses paid or payable to Xinda High-Tech and Mr. Han’s son amounted to US$95,735 and US$83,602 during the three-month periods ended March 31, 2012 and 2011, respectively.

Note 9 – Income tax

In 2008, Harbin Xinda Macromolecule Material Co., Ltd. (“Harbin Xinda”) was qualified as an Advanced and New Technology Enterprise (“ANTE”). In 2011, Harbin Xinda renewed its ANTE qualification, which entitled it to the preferential income tax rate of 15% from January 1, 2011 to December 31, 2013.  In December 2011, Heilongjiang Xinda Enterprise Group Co., Ltd. (“Xinda Group”) was established and is subject to income tax at 25%.  In January 2012, as a result of an internal reorganization, Harbin Xinda was merged into Xinda Group which remains subject to income tax at 25% after the merger.

The effective income tax rates for the three-month periods ended March 31, 2012 and 2011 were 24.2% and 19.5%, respectively. The effective income tax rate for the three-month period ended March 31, 2012 differs from the PRC statutory income tax rate of 25% primarily due to the additional 50% deduction against taxable income for certain research and development expenses incurred by two research centers of the Company.

As of March 31, 2012 and December 31, 2011, full valuation allowances of US$1,119,652 and US$1,005,361 were provided against the deferred income tax assets of entities which were in cumulative loss positions.

As of and for the three-month period ended March 31, 2012, the Company did not have any unrecognized tax benefits, and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

Note 10 - Warrants

The following is a summary of outstanding warrants as of March 31, 2012:

Warrants	Exercise Price	Number of Warrants Outstanding	Remaining Contractual Life
	US$		Years
Series A investor warrants	4.9	1,320,696	2.67
Series A placement agent warrants	5.5	117,261	2.67
Series C placement agent warrants	7.5	166,667	1.27
		1,604,624

The fair values of the warrants as of March 31, 2012 were calculated using Black-Scholes option pricing model with the following assumptions:

	Series A Investor Warrants	Series A Placement Agent Warrants	Series C Placement Agent Warrants
Volatility	64.5%	64.5%	53.8%
Expected dividends yield	0%	0%	0%
Fair value of underlying common stock (per share)	5.45	5.45	5.45
Risk-free interest rate (per annum)	0.48%	0.48%	0.27%

During the three-month period ended March 31, 2012, no warrants were exercised.

Note 11 – Stockholders’ equity

The changes of each caption of stockholders’ equity for the three-month period ended March 31, 2012 are as follows:

	Series B Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
		US$		US$
Balance as of January 1, 2012	1,000,000	100	47,527,367	4,754	(92,694)	71,190,659	91,340,855	11,477,877	173,921,551
Net income	-	-	-	-	-	-	20,562,408	-	20,562,408
Other comprehensive loss	-	-	-	-	-	-	-	(79,823)	(79,823)
Dividends to redeemable Series C convertible preferred stockholders	-	-	-	-	-	-	(30)	-	(30)
Stock based compensation	-	-	-	-	-	152,705	-	-	152,705
Balance as of March 31, 2012	1,000,000	100	47,527,367	4,754	(92,694)	71,343,364	111,903,233	11,398,054	194,556,811

Note 12 – Stock based compensation

A summary of stock option activities is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price US$	Weighted Average Remaining Contractual Life Years	Aggregate Intrinsic Value US$
Outstanding as of December 31, 2011	297,000	8.01
Grant	-	-
Forfeited	-	-
Exercised	-	-
Expired	-	-
Outstanding as of March 31, 2012	297,000	8.01	8.36	-
Vested and expected to vest as of March 31, 2012	297,000	8.01	8.36	-
Exercisable as of March 31, 2012	-	-

The Company recognized US$81,923 and US$81,923 of compensation expense in general and administration expenses relating to stock options for the three-month periods ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was US$449,834 of total unrecognized compensation cost relating to stock options, which is to be recognized over a period of 1.4 years.

A summary of the nonvested shares activity is as follows:

	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per share
		US$
Balance as of December 31, 2011	106,405	6.03
Vested	-	-
Outstanding as of March 31, 2012	106,405	6.03

The Company recognized US$70,782 and US$69,891 of compensation expense in general and administration expenses relating to nonvested shares for the three-month periods ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was US$236,520 of total unrecognized compensation cost relating to nonvested shares, which is to be recognized over a weighted average period of 1.35 years.

Note 13 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-Month Period Ended March 31,
	2012	2011
	US$	US$
Numerator:
Net income	20,562,408	11,906,122
Less: Dividends to Series C convertible preferred stockholders	(30)	(30)
Net income available to common stockholders	20,562,378	11,906,092
Less:
Earnings allocated to participating Series C convertible preferred stock	(140)	(109)
Earnings allocated to participating Series D convertible preferred stock	(5,170,145)	-
Earnings allocated to participating nonvested shares	(34,383)	(22,094)
Net income for basic earnings per share	15,357,710	11,883,889
Changes in fair value of derivative liabilities - Series A investor warrants	(287,794)	(239,191)
Changes in fair value of derivative liabilities - Series A placement agent warrants	-	(20,670)
Changes in fair value of derivative liabilities - Series C investor warrants	-	(196,701)
Net income for diluted earnings per share	15,069,916	11,427,327
Denominator:
Denominator for basic earnings per share:
Weighted average number of common stock outstanding	47,527,367	47,539,983
Contract to be settled in common stock	-	144,022
Series A investor warrants	119,639	288,122
Series A placement agent warrants	-	14,355
Series C investor warrants	-	71,073
Denominator for diluted earnings per share	47,647,006	48,057,555
Earnings per share:
Basic	0.32	0.25
Diluted	0.32	0.24

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month periods ended March 31, 2012 and 2011, because their effects are anti-dilutive:

	Three-Month Period Ended March 31,
	2012	2011

Shares issuable upon conversion of Series C convertible preferred stock	435	435
Shares issuable upon conversion of Series D convertible preferred stock	16,000,000	-
Shares issuable upon exercise of Series A placement agent warrant	117,261	-
Shares issuable upon exercise of Series C placement agent warrant	166,667	166,667
Shares issuable upon exercise of stock options	297,000	445,500

Note 14 - Commitments and contingencies

(1)	Lease commitments

Future minimum lease payments under non-cancellable operating leases agreements as of March 31, 2012 were as follows. The company’s leases do not contain any contingent rent payments terms.

US$
Period from April 1, 2012 to December 31, 2012	120,617
Years ending December 31,
2013	41,741
2014	-
2015	-
2016	-
2017 and thereafter	-

Rental expenses incurred for operating leases of plant and equipment and office spaces were US$115,704 and US$102,938 for the three-month periods ended March 31, 2012 and 2011, respectively. There are no step rent provisions, escalation clauses, capital improvement funding requirements, other lease concessions or contingent rent in the lease agreements. The Company has no legal or contractual asset retirement obligations at the end of leases.

(2)             Plant construction

Pursuant to the agreement with Harbin Shengtong Engineering Plastics Co. Ltd., the Company has a commitment of RMB316,937,900 (equivalent to US$50,327,574) as of March 31, 2012, for the acquisition of land use rights and a production base consisting of five workshops and a building upon completion.

(3)             Warehouse construction

Pursuant to the agreement with Oriental International Construction Engineering Company Limited, the Company has a commitment of RMB4,932,698 (equivalent to US$783, 279) as of March 31, 2012, for the construction of a warehouse.

(4)             Equipment acquisition

As of March 31, 2012, the Company has a commitment of RMB18,344,000 (equivalent to US$2,912,902) for the acquisition of equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: economic conditions generally and the automotive modified plastics market specifically, legislative or regulatory changes that affect our business, including changes in regulation, the availability of working capital, the introduction of competing products, and other risk factors described herein. These risks and uncertainties, together with the other risks described from time-to-time in reports and documents that we filed with the SEC should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

China XD Plastics Company Limited (“China XD”, “we”, and the “Company”, and “us” or “our” shall be interpreted accordingly) is one of leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China. Through our wholly-owned operating subsidiaries in China, we develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have received 218 certifications from manufacturers in the automobile industry as of March 31, 2012. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province. Our Research and Development (the “R&D”) team consists of 93 professionals and 15 consultants, including two consultants who are members of Chinese Academy of Engineering, and one consultant who is the former chief scientist of Specialty Plastics Engineering Institute of Jilin University. As a result of the integration of our academic and technological expertise, we have a portfolio of 26 patents, two of which we have obtained the patent rights and the remaining 24 of which we have applications pending in China as of March 31, 2012.

Our products include seven categories: polypropylene (PP), acrylonitrile butadiene styrene (ABS), modified engineering plastics, polyamides (PA or nylon), environment-friendly plastics, specialty engineering plastics and polyether ether ketone (PEEK). The Company's products are primarily used in the production of exterior and interior trim and functional components of more than 20 automobile brands and 70 automobile models manufactured in China, including Audi, Volkswagen, BMW, GM Mazda, Toyota, Cherry, Geely and Hafei new energy vehicles. Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing bases in Harbin, Heilongjiang in the PRC. As of March 31, 2012, we had approximately 255,000 metric tons of production capacity per annum across 58 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems. In addition, there are three additional factories which are currently in construction in our third production base and expected to be completed in the second half of 2012 and which could add approximately 135,000 metric tons annual production capacity to support our production capacity expansion beyond 2012.

Highlights for the three months ended March 31, 2012 include:

• Revenue was a record $123.2 million, an increase of 61.8% from $76.1 million in the first quarter of 2011
• Gross profit was $31.2 million, an increase of 68.7% from $18.5 million in the first quarter of 2011
• Gross profit margin was 25.3%, compared to 24.3% in the first quarter of 2011
• Net income was $20.6 million, compared to $11.9 million in the first quarter of 2011
• Total volume shipped was 45,835 metric tons, up 32.6% from 34,558 metric tons in the first quarter of 2011

Results of Operations

The following table sets forth, for the periods indicated, statements of income data in thousands of USD:

	Three-Month Ended March 31,
(in thousands, except percentages)	2012		2011
	Amount	%	Amount	%
Revenues	$123,177	100%	$76,138	100%
Cost of revenues	$91,955	75%	$57,634	76%
Gross profit	$31,222	25%	$18,504	24%
Total operating expenses	$4,948	4%	$3,917	5%
O Operating income	$26,274	21%	$14,587	19%
InIncome before income taxes	$27,124	22%	$14,786	20%
Income tax expenses	$6,562	5%	$2,880	4%
Net income	$20,562	17%	$11,906	16%

Revenues

Revenues were US$ 123.2 million in the first quarter of 2012, an increase of US$ 47.1 million, or 61.8%, compared to US$ 76.1 million in the same period of last year, due to approximately 32.6% increase in sales volume and 19.3% increase in the average selling price of our products on a constant dollar basis. The increase of sales volume was driven by the strong demand of modified plastics in the PRC market and higher penetration of our business in our existing markets supported by our newly installed twenty production lines in December 2011. Such increase in demand was driven by increasing demand for middle and high-end automobiles by Chinese consumers, continuing substitution of imported modified plastics by domestic suppliers, as well as the increase of plastic content on a per-vehicle basis in China. The increase of average selling price was due to the shift of product mix towards higher-end products as well as higher raw material prices that we have been able to effectively pass through to our customers.

Product Mix

The following table summarizes the breakdown of revenues by product mix in millions of US$:

(in millions, except percentage)	Revenues For the Three Months Ended March 31,
	2012		2011
	Amount	%	Amount	%	Change in Amount	Change in %
Modified Polypropylene (PP)	64.6	52.4%	46.8	61.6%	17.8	37.5%

Engineering Plastics	24.8	20.1%	10.3	13.6%	14.5	139.9%

Modified Polyamide (PA)	10.9	8.9%	4.4	5.8%	6.5	147.9%

Alloy Plastics	6.4	5.2%	3.6	4.7%	2.8	79.8%

Environment Friendly Plastics	9.7	7.9%	5.3	6.9%	4.4	83.7%

Modified Acrylonitrile Butadiene Styrene (ABS)	4.8	3.9%	3.0	3.9%	1.8	63.6%

Sub-total	121.2	98.4%	73.4	96.5%	47.8	64.9%

After-sales Service	2.0	1.6%	2.7	3.5%	(0.7)	(24.7)%
Total Revenues	123.2	100%	76.1	100%	47.1	61.8%

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Three Months Ended March 31,
	2012		2011
	MT	%	MT	%	Change in MT	Change in %
Modified Polypropylene (PP)	30,994	67.6%	26,196	75.8%	4,798	18.3%

Engineering Plastics	4,805	10.5%	2,445	7.1%	2,360	96.6%

Modified Polyamide (PA)	2,213	4.8%	1,187	3.4%	1,026	86.4%

Alloy Plastics	1,893	4.1%	1,301	3.8%	592	45.6%

Environment Friendly Plastics	4,150	9.1%	2,251	6.5%	1,899	84.4%

Modified Acrylonitrile Butadiene Styrene (ABS)	1,780	3.9%	1,178	3.4%	602	51.1%

Total sales volume	45,835	100%	34,558	100%	11,277	32.6%

The Company has shifted product mix from traditional Modified Polypropylene (PP) to higher-end products such as Environmental Friendly Plastics, Engineering Plastics, Modified Polyamide (PA) and Alloy Plastics, primarily due to (i) the increasing demand of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand promoted by Chinese government for clean energy vehicles and (iii) stronger sales of higher-end cars made by automotive manufacturers from China and Germany, US and Japanese joint ventures, which tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
(in millions, except percentage)	2012	2011	Amount	%
Gross Profit	$31.2	$18.5	$12.7	68.7%
Gross Margin	25.3%	24.3%		1.0%

Gross profit was US$ 31.2 million in the quarter ended March 31, 2012 compared to US$ 18.5 million in the same period of 2011, representing an increase of 68.7%. Our gross margin increased to 25.3% during the quarter ended March 31, 2012 from 24.3% during the same quarter of 2011. The increase was mainly attributed to the higher proportion of sales of our high-end products as a percentage of total sales in the first quarter ended March 31, 2012 as a result of our efforts in developing and selling more higher value-added automotive modified plastics.

General and Administrative Expenses

	Three Months Ended March 31,		Change
(in millions, except percentage)	2012	2011	Amount	%
General and Administrative Expenses	$2.3	$1.4	$0.9	63.0%
as a percentage of revenues	1.9%	1.8%		0.1%

General and administrative (G&A) expenses were US$ 2.3 million in the quarter ended March 31, 2012 compared to US$ 1.4 million in the same period in 2011, representing an increase of 63.0%, or US$0.9 million. This increase is primarily due to increase of payroll resulting from raised average salary and increased headcount and increase of audit fees. On a percentage basis, G&A expenses in the first quarter of 2012 increased to 1.9% of revenues from 1.8% in the first quarter of 2011.

Research and Development Expenses

	Three Months Ended March 31,		Change
(in millions, except percentage)	2012	2011	Amount	%
Research and Development Expenses	$2.5	$2.3	$0.2	7.5%
as a percentage of revenues	2.0%	3.0%		(1.0)%

Research and development (“R&D”) expenses were US$ 2.5 million during the quarter ended March 31, 2012 compared with US$2.3 million during the same period in 2011, an increase of US$ 0.2 million, or 7.5%, reflecting increased research and development activities on new products in order to obtain product certifications for automotive applications from automobile manufacturers as well as other non-automotive applications.

As of March 31, 2012, the number of ongoing research and development projects is 108. We expect to complete and to realize economic benefits on approximately 29% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices etc.

Operating Income

Total operating income was US$26.3 million in the quarter ended March 31, 2012 compared to US$14.6 million in the same period of 2011, representing an increase of 80.1% or US$11.7 million. This increase is primarily due to higher gross profit, partially offset by higher G&A and R&D expenses.

Other Income (Expense)

Interest Income (Expenses)

	Three Months Ended March 31,		Change
(in millions, except percentage)	2012	2011	Amount	%
Interest Income	$1.0	$-	$1.0	N/A
Interest Expenses	(0.5)	(0.3)	(0.2)	35.9%
Net Interest Income (Expenses)	$0.5	$(0.3)	$0.8	249.0%
as a percentage of revenues	0.4%	(0.5)%		0.9%

Net interest income was US$0.5 million in the quarter ended March 31, 2012, compared to net interest expenses of US$0.3 million in the same period of 2011, primarily due to US$1.0 million interest income generated from time deposits in the first quarter of 2012.

Change in Fair Value of Warrants Liabilities

	Three Months Ended March 31,		Change
(in millions, except percentage)	2012	2011	Amount	%
Change in fair value of warrants liabilities	$0.3	$0.5	$(0.2)	38.3%
as a percentage of revenues	0.3%	0.7%		(0.4)%

Change in fair value of warrants liabilities was a gain of US$ 0.3 million in the quarter ended March 31, 2012, compared to a gain of US$0.5 million in the same period of 2011, primarily due to the change of fair value of warrants driven by the fluctuation of our stock price in respective periods. On a percentage basis, change in fair value of warrants liabilities in the first quarter of 2012 decreased to 0.3% of revenues from 0.7% in the first quarter of 2011.

Income Taxes

	Three Months Ended March 31,		Change
(in millions, except percentage)	2012	2011	Amount	%
Income before Income Taxes	$27.1	$14.8	$12.3	83.4%
Income Tax Expense	(6.5)	(2.9)	(3.6)	(127.8)%
Effective income tax rate	24.2%	19.5%		4.7%

The effective income tax rates for the three-month periods ended March 31, 2012 and 2011 were 24.2% and 19.5%, respectively. The effective income tax rate for the three-month period ended March 31, 2012 differs from the PRC statutory income tax rate of 25% primarily due to the additional 50% deduction against taxable income for certain research and development expenses incurred by our research centers.  The significant increase of the effective income tax rate in the three-month period ended March 31, 2012 when compared to the same period in 2011 is primarily due to an internal reorganization in which Harbin Xinda Macromolecule Material Co., Ltd. (“Harbin Xinda”) was merged into Heilongjiang Xinda Enterprise Group Co., Ltd. which was newly established in December 2011 and was subject to income tax at 25% before and after the merger in January 2012. Harbin Xinda was an Advanced and New Technology Enterprise and was entitled to a preferential income tax rate of 15% in 2011.

Our PRC subsidiaries have US$137.5 million of cash and cash equivalents and restricted cash as of March 31, 2012 which is planned to be permanently reinvested in the PRC. The distributions from our PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities on undistributed earnings of our PRC subsidiaries.

Net Income

As a result of the above factors, we had a net income of US$20.6 million in the first quarter of 2012 compared to net income of US$11.9 million in the same quarter of 2011.

Selected Balance Sheet Data at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011	Change
(in millions, except percentage)			Amount	%
Cash and cash equivalents	127.2	135.5	(8.3)	(6.1)%
Accounts receivable, net of allowance for doubtful accounts	57.5	45.2	12.3	27.0%
Inventories	60.4	45.0	15.4	34.4%
Property, plant and equipment, net	98.4	101.0	(2.6)	(2.5)%
Total assets	370.1	360.6	9.5	2.6%
Short-term bank loans	18.7	31.5	(12.8)	(40.4)%
Bills payable	22.2	22.2	-	0.0%
Income tax payable	6.7	5.8	0.9	15.5%
Stockholders' equity	194.5	173.9	20.6	11.9%

Our financial condition continues to improve as measured by an increase of 11.9% in stockholders’ equity as of March 31, 2012 compared to December 31, 2011. Accounts receivable increased by 27.0% as a combined result of both increase in revenues and increase of turnover days of accounts receivable to 42 days for the three months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production capacity. We have financed these requirements primarily from cash generated from operations, short-term bank borrowings, and the issuance of our convertible preferred stocks and other equity financings. As of March 31, 2012 and December 31, 2011, we had US$ 127.2 million and US$135.5 million, respectively, in cash and cash equivalents, which were primarily deposited with banks in China (including Hong Kong). As of March 31, 2012, we had US$18.7 million outstanding short-term bank loans, including US$15.9 million unsecured loans under the line of credit and $2.8 million loans secured by property, plant and equipment and land use right.  These loans  bear a weighted average interest rate of 7.1% per annum and have terms of no longer than one year and do not contain any renewal terms. We have historically been able to make repayments when due.

We expect that we will be able to meet our needs to fund operations, capital expenditures and other commitments in the next 12 months primarily with operating cash flows and bank borrowings.

We may, however, require additional cash resources due to changes in business conditions or other future developments. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could result in additional dilution to stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financial covenants that would restrict operations. Financing may not be available in amounts or on terms acceptable to us, or at all.

The following table sets forth a summary of our cash flows for the periods indicated.

	Three Months Ended March 31,
(in millions US$)	2012	2011
Net cash provided by operating activities	4.5	1.4
Net cash used in investing activities	-	(0.1)
Net cash provided by (used in) financing activities	(12.7)	6.4
Effect of foreign currency exchange rate changes on cash and cash equivalents	(0.1)	0.4
Net increase (decrease) in cash and cash equivalents	(8.3)	8.1
Cash and cash equivalents at the beginning of period	135.5	22.7
Cash and cash equivalents at the end of period	127.2	30.8

Operating Activities

Net cash provided by operating activities increased to US$4.5  million in the three months ended March 31, 2012 from US$1.4 million in the three months ended March 31, 2011, primarily due to the increase of approximately US$ 18.8 million in cash collected from our customers in the three months ended March 31, 2012 resulting from increasing sales during the period, which were partially offset by (i) an increase of approximately US$9.7 million in cash operating expenditures, including raw material purchases, rental and personnel costs in the three months ended March 31, 2012 and (ii) an increase of approximately US$ 6.0 million in income taxes payments because we generated more taxable profit.

Investing Activities

Net cash used in the investing activities was US$30,587 in the three months ended March 31, 2012 as compared to US$89,784 for the same period of last year, related to purchases of equipment.

Financing Activities

Net cash used in the financing activities was US$ 12.7 million in the three months ended March 31, 2012, primarily as a result of US$ 28.5 million repayment of bank borrowings, partially offset by addition of $15.9 million short-term loans from local banks.

Net cash provided by the financing activities was US$ 6.4 million in the three months ended March 31, 2011, primarily as a result of US$ 27.4 million addition of short-term bank loans from local banks, and partially offset by US$ 21.3 million repayment of bank borrowings.

As of March 31, 2012, our cash balance was US$127.2 million, compared to US$ 135.5 million at December 31, 2011.

Days Sales Outstanding (DSO) has increased from 33 days for the three months ended March 31, 2011 to 42 days for the three months ended March 31, 2012. We continued our policy on extending credit terms to certain creditworthy customers that have long-standing business relationships with us in order to capture more market share. The average DSO for the automotive modified plastic industry is generally 90 days based on our industry experience.

Industry Standard Customer and Supplier Payment Terms (days) as below:

	Three months ended March 31, 2012	Year ended December 31, 2011
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Supplier Payment Term	Payment in advance/up to 30 days	Payment in advance/up to 30 days

Inventory turnover days increased from 43 days for the three months ended March 31, 2011 to 52 days for the three months ended March 31, 2012, due to inventory buildup during the three months ended March 31, 2012 in anticipation of increasing demand from our customers in the following quarters.

The Company is required to pay deposits to the suppliers for the principal raw materials ordered. The Company’s decision to make advanced orders of raw materials is mainly based upon (1) the demand and supply situation in the raw materials market, and (2) the forecasted demand of products. All of the raw materials relating to advances to suppliers as of March 31, 2012 have been subsequently received by the Company in April 2012.

Based on past performance and current expectations, we believe our cash, cash equivalents and cash generated from operating activities and bank borrowings will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations for at least the next 12 months.

The majority of the Company’s revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. The Company does not engage in currency hedging. Inflation has not had a material impact on the Company’s business.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Set out below are our contractual obligations at March 31, 2012:

Contractual obligations	Total	Payment due less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease	162,358	120,617	41,741	-	-
Renovation of plant facilities	783,279	783,279	-	-	-
Commitments for purchase of land use rights and construction in progress	50,327,574	50,327,574	-	-	-
Commitments for purchase of plant equipment	2,912,902	2,912,902	-	-	-
Total	54,186,113	54,144,372	41,741	-	-

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

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of March 31, 2012 would decrease income before income taxes by approximately $0.05 million for the three months ended March 31, 2012. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

All of our revenues are collected in and substantially all of our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the $1.00 U.S. dollar until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the Chinese Central Bank allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. On March 31, 2012, the RMB traded at 6.2975 RMB to 1.00 U.S. dollar.

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

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2011 due to a  material weakness and a significant deficiency as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, we believe that our unaudited consolidated financial statements included in this Quarterly Report present fairly our financial position, results of operations and cash flows for the fiscal quarter ended March 31, 2012 in all material respects.

(b) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the three months period ended March 31, 2012, there were no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject, and no material developments in the legal proceedings previously reported.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on March 26, 2012, except as set forth below. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

Our independent registered public accounting firm’s audit documentation related to their audit reports included in our annual report may include audit documentation located in the Peoples’ Republic of China. The Public Company Accounting Oversight Board currently cannot inspect audit documentation located in China and, as such, you may be deprived of the benefits of such inspection.

Our independent registered public accounting firm that issued an audit opinion in the financial statements included in our annual report for the fiscal year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission, or SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB, is required by the laws of the United States to undergo regular inspections by the PCAOB. Since significant portion of the audit is conducted in China and the work papers related to such portion are located in China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, the work papers of our auditors that are located in China are not currently inspected by the PCAOB.

Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. However, the PCAOB is currently unable to inspect an auditor’s audit work related to a company’s operations in China and where such documentation of the audit work is located in China. As a result, our investors may be deprived of the benefits of PCAOB’s oversight of our auditors through such inspections.

The inability of the PCAOB to conduct inspections of our auditors’ work papers in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections.  Investors may consequently lose confidence in our reported financial information and procedures and the quality of our financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

China XD Plastics Company Limited

Date: May 10, 2012	By:	/s/ Jie Han
Name: Jie Han
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2012	By:	/s/ Taylor Zhang
Name: Taylor Zhang
Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Document Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.