Form 10-Q
period 2012-06-30
China XD Plastics Co Ltd
filed 2012-08-10
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 7, 2012, the registrant had 47,553,772 shares of common stock, par value US$0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	142,227,509	135,482,386
Restricted cash	18,888,714	11,128,106
Accounts receivable, net of allowance for doubtful accounts	47,822,751	45,232,013
Amounts due from related parties	7,870	78,912
Inventories	58,248,137	44,953,958
Prepaid expenses and other current assets	15,850,921	12,857,223
Total current assets	283,045,902	249,732,598
Property, plant and equipment, net	110,905,997	100,933,429
Land use rights, net	3,990,719	4,055,363
Deposits for purchase of land use rights and plant	5,556,589	5,608,765
Deposits for purchase of equipment	21,308,217	-
Other non-current assets	262,200	264,662
Total assets	425,069,624	360,594,817
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCKS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans	47,221,785	31,459,032
Bills payable	28,333,071	22,243,760
Accounts payable	97,469	398,043
Amounts due to a related party	168,705	-
Income taxes payable	7,655,800	5,814,988
Accrued expenses and other current liabilities	5,319,109	3,213,181
Total current liabilities	88,795,939	63,129,004
Deferred income tax liabilities	21,158,109	22,102,431
Warrants liability	2,000,608	3,862,927
Embedded derivative liability	298	610
Total liabilities	111,954,954	89,094,972
Redeemable Series C convertible preferred stock	1,829	1,829
Redeemable Series D convertible preferred stock	97,576,465	97,576,465
Stockholders’ equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 47,574,772 shares and 47,548,367 shares issued, 47,553,772 shares and 47,527,367 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	4,757	4,754
Treasury stock, at cost: 21,000 shares as of June 30, 2012 and December 31, 2011, respectively	(92,694)	(92,694)
Additional paid-in capital	71,496,969	71,190,659
Retained earnings	134,675,930	91,340,855
Accumulated other comprehensive income	9,451,314	11,477,877
Total stockholders’ equity	215,536,376	173,921,551
Commitments and contingencies	-	-
Total liabilities, redeemable convertible preferred stocks and stockholders’ equity	425,069,624	360,594,817

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2012	2011	2012	2011
	US$	US$	US$	US$

Revenues	144,662,774	88,194,119	267,839,589	164,332,409
Cost of revenues	(109,395,422)	(66,147,271)	(201,350,671)	(123,781,159)
Gross profit	35,267,352	22,046,848	66,488,918	40,551,250

Selling expenses	(53,064)	(256,127)	(182,752)	(439,744)
General and administrative expenses	(2,990,272)	(1,682,107)	(5,353,059)	(3,131,981)
Research and development expenses	(4,610,458)	(3,043,910)	(7,065,497)	(5,327,807)
Total operating expenses	(7,653,794)	(4,982,144)	(12,601,308)	(8,899,532)

Operating income	27,613,558	17,064,704	53,887,610	31,651,718

Interest income	1,418,287	17,646	2,420,016	28,369
Interest expense	(913,643)	(466,044)	(1,399,043)	(823,228)
Other income	-	94,384	-	98,629
Other expense	-	(181)	-	(234)
Change in fair value of embedded derivative liability	298	213	312	541
Change in fair value of warrants liability	1,528,614	2,157,943	1,862,319	2,699,072
Total non-operating income, net	2,033,556	1,803,961	2,883,604	2,003,149

Income before income taxes	29,647,114	18,868,665	56,771,214	33,654,867

Income tax expense	(6,874,387)	(4,488,056)	(13,436,079)	(7,368,136)

Net income	22,772,727	14,380,609	43,335,135	26,286,731

Earnings per share of common stock:
Basic	0.36	0.30	0.68	0.55
Diluted	0.33	0.30	0.65	0.52

Net Income	22,772,727	14,380,609	43,335,135	26,286,731

Other comprehensive income (loss)
Foreign currency translation adjustment, net of nil income taxes	(1,946,740)	1,510,092	(2,026,563)	2,689,996

Comprehensive income	20,825,987	15,890,701	41,308,572	28,976,727

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Period Ended June 30,
	2012	2011
	US$	US$
Cash flows from operating activities:
Net cash provided by operating activities	29,360,005	31,856,438

Cash flows from investing activities:
Purchases and deposits for property, plant and equipment and land use rights	(37,490,885)	(17,631,959)
Proceeds from sales of property, plant and equipment	-	40,531
Net cash used in investing activities	(37,490,885)	(17,591,428)

Cash flows from financing activities:
Proceeds from bank borrowings	70,412,507	30,283,168
Repayments of bank borrowings	(54,273,011)	(21,412,341)
Dividends paid to redeemable Series C convertible preferred stockholders	(60)	(120)
Advance from a related party	-	255,147
Net cash provided by financing activities	16,139,436	9,125,854

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,263,433)	748,455
Net increase in cash and cash equivalents	6,745,123	24,139,319

Cash and cash equivalents at beginning of period	135,482,386	22,720,766
Cash and cash equivalents at end of period	142,227,509	46,860,085

Supplemental disclosure of cash flow information:
Interest paid	1,399,043	815,992
Income taxes paid	12,271,078	3,664,701

Non-cash investing and financing activities:
Accrual for purchase of equipment	-	180,536

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation, significant concentrations and risks

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as permitted by rules and regulations of the United States Securities and Exchange Commission. The condensed consolidated balance sheet as of December 31, 2011 was derived from the audited consolidated financial statements of China XD Plastics Company Limited (“China XD Plastics”) and subsidiaries (the ‘‘Company’’). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2011, and the related consolidated statements of comprehensive income, changes in equity and cash flows for the year then ended, included in the Company’s Annual Report on Form 10-K filed with the SEC.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2012, the results of operations for the three-month periods ended June 30, 2012 and 2011, and the results of operations and cash flows for the six-month periods ended June 30, 2012 and 2011, have been made.

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

(b) Significant concentrations and risks

Sales concentration

The Company sells its products, substantially through approved distributors in the PRC. The Company’s sales are highly concentrated. Sales to five and four major distributors, which individually exceeded 10% of the Company’s revenues, accounted for approximately 76% and 75% of the Company’s revenues for the three-month periods ended June 30, 2012 and 2011, respectively. Sales to four major distributors, which individually exceeded 10% of the Company’s revenues, accounted for approximately 69% and 74% of the Company's revenues for the six-month periods ended June 30, 2012 and 2011, respectively.

The Company expects revenues from these distributors to continue to represent a substantial portion of its revenues in the future. Any factors adversely affecting the automobile industry in the PRC or the business operations of these customers will have a material effect on the Company’s business, financial position and results of operations.

Purchase concentration

The principal raw materials used for the Company’s production of modified plastics products are plastic resins, such as polypropylene, ABS and polyamide. The Company purchases substantially all of its raw materials through three distributors.  Raw material purchases from these three suppliers, which individually exceeded 10% of the Company’s total raw material purchases, accounted for approximately 99% and 99% of the Company’s total raw material purchases for the three-month periods ended June 30, 2012 and 2011, respectively, and 99% and 97% of the Company's total raw material purchase for the six-month periods ended June 30, 2012 and 2011, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company’s business, financial position and results of operations.

The majority owner of a major raw material supplier that supplied approximately 26% and 27% of the Company’s total raw material purchases for the three-month periods ended June 30, 2012 and 2011, respectively, and 26% and 25% of the Company's total raw material purchases for the six-month periods ended June 30, 2012 and 2011, respectively, is also the majority owner of a sales distributor of the Company, as well as the major equipment distributor to the Company. Sales to this customer were approximately 14% and 13% of the Company’s total revenues for the three-month periods ended June 30, 2012 and 2011, respectively, and 15% and 13% of the Company's total revenues for the six-month periods ended June 30, 2012 and 2011, respectively. Purchases from this major equipment distributor accounted for 99% and nil of the Company's total equipment purchases for the six-month ended June 30, 2012 and 2011, respectively.

Cash concentration

Cash, cash equivalents and restricted cash maintained at banks consist of the following:

	June 30, 2012	December 31, 2011
	US$	US$
RMB denominated bank deposits with financial institutions in the PRC	160,839,738	137,503,064
US dollar denominated bank deposits with a financial institution in the U.S.	111,398	36,280
US dollar denominated bank deposits with financial institutions in the PRC	-	8,589,666
US dollar denominated bank deposits with a financial institution in Hong Kong Special Administrative Region	153,899	478,832

The bank deposits with financial institutions in the PRC are uninsured by the government authority.  To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits with large financial institutions in the PRC with acceptable credit rating.

Cash that is restricted as to withdrawal or usage is reported as restricted cash in the condensed consolidated balance sheets and is not included as cash and cash equivalents in the condensed consolidated statements of cash flows. Restricted cash of US$18,888,714 and US$11,128,106 as of June 30, 2012 and December 31, 2011, respectively, represents short-term bank deposits that are pledged as security for bills payable relating to purchase of raw materials. Upon maturity and pay off of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company. The net cash flows from the pledged bank deposits, which relate to purchases of raw materials, are reported within cash flows from operating activities in the condensed consolidated statements of cash flows.

Note 2 - Accounts receivable

Accounts receivable consist of the following:

	June 30, 2012	December 31, 2011
	US$	US$

Accounts receivable	47,968,885	45,345,837
Allowance for doubtful accounts	(146,134)	(113,824)
Accounts receivable, net	47,822,751	45,232,013

The Company recorded provision for doubtful accounts of US$32,310 during the three-month and six-month periods ended June 30, 2012.  There was no write-off of accounts receivables during the six-month period ended June 30, 2012 and 2011.

Note 3 - Inventories

Inventories consist of the following:

	June 30, 2012	December 31, 2011
	US$	US$

Raw materials	44,644,019	37,645,204
Work in progress	192,697	164,144
Finished goods	13,411,421	7,144,610
Total inventories	58,248,137	44,953,958

There were no write down of inventories during the six-month periods ended June 30, 2012 and 2011.

Note 4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2012	December 31, 2011
	US$	US$

Advances to suppliers	14,559,829	12,522,985
Others	1,291,092	334,238
Total prepaid expenses and other current assets	15,850,921	12,857,223

Consistent with the common industry practice in the PRC, the Company is required to pay deposits to the suppliers for the principal raw materials ordered. The Company makes advanced orders of raw materials based upon (1) the demand and supply situation in the raw materials market and (2) the forecasted demand of products.  All advances to suppliers as of June 30, 2012 are related to the purchase of raw materials, which were subsequently received by the Company in July 2012.

Others mainly include interest receivable, other prepayments and staff advances.

Note 5 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	June 30, 2012	December 31, 2011
	US$	US$

Machinery, equipment and furniture	91,659,508	92,363,611
Motor vehicles	952,542	961,130
Plant and buildings	17,673,998	17,762,660
Construction in progress	17,041,767	1,468,408
Total property, plant and equipment	127,327,815	112,555,809
Less accumulated depreciation	(16,421,818)	(11,622,380)
Property, plant and equipment, net	110,905,997	100,933,429

Depreciation expense was US$4,941,957 and US$2,412,243 for the six-month periods ended June 30, 2012 and 2011, respectively, and US$2,468,987 and US$1,214,694 for the three-month periods ended June 30, 2012 and 2011, respectively. For the three-month periods and six-month ended June 30, 2012 and 2011, interest expense capitalized as a component of the cost of construction-in-progress was inconsequential.

Note 6 – Deposit for purchase of equipment

In April 2012, the Company’s subsidiaries, Harbin Xinda Plastics Material Research Center Co., Ltd (“Xinda Material Research Center”) and Heilongjiang Xinda Enterprise Group Company Limited (“Xinda Group”), entered into equipment purchase agreements with Harbin Jiamu Import and Export Trading Co., Ltd. (“Harbin Jiamu”), pursuant to which Xinda Material Research Center and Xinda Group will purchase from Harbin Jiamu equipments for a consideration of RMB511,455,000 (approximately US$80,506,060) and RMB90,063,536 (approximately US$14,176,536) in cash, respectively.  The equipments are expected to be installed in the workshops under construction in the second half year 2012.

As of June 30, 2012, the Company had made payments in the amount of RMB228,728,100 (equivalent to US$36,003,164) to Harbin Jiamu and the Company had received equipments in the amount of RMB93,357,000 (equivalent to US$14,694,947) from Harbin Jiamu under the purchase agreements.

Note 7 – Short-term bank loans

	June 30, 2012	December 31, 2011
	US$	US$

Unsecured loans under the line of credit	15,740,595	-
Loans secured by accounts receivable	23,610,893	-
Loan secured by restricted cash	7,870,297	-
Loans secured by property, plant and equipment and land use rights		15,570,632
Loans secured by equipment of Harbin Xinda High-Tech Co., Ltd. (“Xinda High-Tech”) and guaranteed by Mr. Han Jie, (“Mr. Han”), the chief executive officer and controlling stockholder of the Company and his wife	-	15,888,400
Total short-term bank loans	47,221,785	31,459,032

As of June 30, 2012 and December 31, 2011, the Company’s short-term bank loans bear a weighted average interest rate of 6.5% and 6.1% per annum, respectively. All short-term bank loans mature and expire at various times within one year and contain no renewal terms.

On January 17, 2012, the Company obtained a revolving one-year line of credit in the amount of RMB100 million (approximately US$15.7 million) from a PRC bank in Harbin, Heilongjiang province. As of June 30, 2012, the line of credit was fully utilized.

On June 20, 2012, the Company obtained a resolving one-year line of credit in the amount of RMB120 million (approximately US$18.9 million) from a PRC bank in Harbin, Heilongjiang province.  Pursuant to the line of credit agreement, the bank will directly pay to one of the Company’s raw material vendors for the purchases of raw materials, upon the request of drawdown by the Company.  The Company is required to maintain a deposit for 20% of the utilized line of credit as a guarantee.  As of June 30, 2012, US$7.9 million line of credit was utilized.

Note 8 - Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2012	December 31, 2011
	US$	US$

Payables for purchase of property, plant and equipment	2,046,835	2,199,951
Others	3,272,274	1,013,230
Total accrued expenses and other current liabilities	5,319,109	3,213,181

Others mainly represent accrual for professional service expenses, accrued payroll, employee benefits, accrued utility charges, non income tax payables and other accrued miscellaneous operating expenses.

Note 9 - Related party transactions

During the periods presented, the Company entered into related party transactions with Xinda High-Tech, an entity controlled by the wife of Mr. Han, the chief executive officer and controlling stockholder of the Company, and Mr. Han’s son.  The significant related party transactions are summarized as follows:

		Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
		2012	2011	2012	2011
		US$	US$	US$	US$
Costs and expenses resulting from transactions with related parties:
Rental expenses for plant and office spaces	(a)	160,354	84,638	256,089	168,240

The balances due from and to the related parties are summarized as follows:

		June 30, 2012	December 31, 2011
		US$	US$
Amounts due from related parties:
Prepaid rental expenses to Xinda High-Tech	(a)	-	78,912
Prepaid rental expenses to Mr. Han’s son	(a)	7,870	-
Total		7,870	78,912

Amounts due to a related party:
Rental payable to Xinda High-Tech	(a)	168,705	-

(a)	The Company rents the following plant and office buildings in Harbin, Heilongjiang province from Xinda High-Tech:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Plant and office building	23,894	316,461	Between May 1, 2009 and April 30, 2012
Office building	2,800	31,646	Between June 1, 2010 and April 30, 2012
Office building	500	9,494	Between January 1, 2011 and April 30, 2012
Office building	213	8,861	Between January 1, 2012 and April 30, 2012
Plant and office building	20,500	648,730	Between May 1, 2012 and April 30, 2015
Office building	3,394	107,407	Between May 1, 2012 and April 30, 2015

The Company also rents a facility of approximately 3,134 square meters in Harbin, Heilongjiang province from Mr. Han’s son for an annual rental fee of RMB100,000 (approximately US$15,823).  The period of the lease is from January 1, 2012 to December 31, 2012.

Total rental expenses paid or payable to Xinda High-Tech and Mr. Han’s son amounted to US$160,354 and US$84,638 during the three-month periods, and US$256,089 and US$168,240 during the six-month periods ended June 30, 2012 and 2011, respectively.

Note 10 - Income tax

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

The effective income tax rates for the six-month periods ended June 30, 2012 and 2011 were 23.7% and 21.9%, respectively. The effective income tax rate for the six-month period ended June 30, 2012 differs from the PRC statutory income tax rate of 25% primarily due to the additional 50% deduction against taxable income for certain research and development expenses incurred by two research centers of the Company.

As of June 30, 2012 and December 31, 2011, full valuation allowances of US$1,190,715 and US$1,005,361 were provided against the deferred income tax assets of entities which were in cumulative loss positions.

As of and for the three-month period and six-month period ended June 30, 2012, the Company did not have any unrecognized tax benefits, and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

Note 11 - Warrants

The following is a summary of outstanding warrants as of June 30, 2012:

Warrants	Exercise Price	Number of Warrants Outstanding	Remaining Contractual Life
	US$		Years
Series A investor warrants	4.9	1,320,696	2.42
Series A placement agent warrants	5.5	117,261	2.42
Series C placement agent warrants	7.5	166,667	1.02
		1,604,624

The fair values of the warrants as of June 30, 2012 were calculated using Black-Scholes option pricing model with the following assumptions:

	Series A Investor Warrants	Series A Placement Agent Warrants	Series C Placement Agent Warrants
Volatility	52.8%	52.8%	53.5%
Expected dividends yield	0%	0%	0%
Fair value of underlying common stock (per share)	4.58	4.58	4.58
Risk-free interest rate (per annum)	0.36%	0.36%	0.25%

During the six-month period ended June 30, 2012, no warrants were exercised.

Note 12 - Stockholders’ equity

The changes of each caption of stockholders’ equity for the six-month period ended June 30, 2012 are as follows:

	Series B Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
		US$		US$
Balance as of January 1, 2012	1,000,000	100	47,527,367	4,754	(92,694)	71,190,659	91,340,855	11,477,877	173,921,551
Net income	-	-	-	-	-	-	43,335,135	-	43,335,135
Other comprehensive loss	-	-	-	-	-	-	-	(2,026,563)	(2,026,563)
Dividends to redeemable Series C convertible preferred stockholders	-	-	-	-	-	-	(60)	-	(60)
Exercise of unvested shares	-	-	26,405	3	-	(3)	-	-	-
Stock based compensation	-	-	-	-	-	306,313	-	-	306,313
Balance as of June 30, 2012	1,000,000	100	47,553,772	4,757	(92,694)	71,496,969	134,675,930	9,451,314	215,536,376

Note 13 - Stock based compensation

A summary of stock option activities is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price US$	Weighted Average Remaining Contractual Life Years	Aggregate Intrinsic Value US$
Outstanding as of December 31, 2011	297,000	8.01
Grant	-	-
Forfeited	-	-
Exercised	-	-
Expired	-	-
Outstanding as of June 30, 2012	297,000	8.01	8.11	-
Vested and expected to vest as of June 30, 2012	297,000	8.01	8.11	-
Exercisable as of June 30, 2012	-	-

The Company recognized US$82,833 and US$82,833 of share-based compensation expense in general and administration expenses relating to stock options for the three-month periods ended June 30, 2012 and 2011, respectively, and US$164,756 and US$164,756 of share-based compensation expense in general and administration expenses relating to stock options for the six-month periods ended June 30, 2012 and 2011, respectively. As of June 30, 2012, there was US$367,001 of total unrecognized compensation cost relating to stock options, which is to be recognized over a period of 1.1 years.

A summary of the nonvested shares activity is as follows

	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per share
		US$
Balance as of December 31, 2011	106,405	6.03
Vested	(26,405)	4.38
Outstanding as of June 30, 2012	80,000	6.57

The Company recognized US$70,775 and US$43,800, and US$141,557 and US$113,691 of compensation expense in general and administration expenses relating to nonvested shares for the three-month periods and six-month periods ended June 30, 2012 and 2011, respectively. As of June 30, 2012, there was US$192,720 of total unrecognized compensation cost relating to nonvested shares, which is to be recognized over a weighted average period of 1.1 years.

Note 14 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2012	2011	2012	2011
	US$	US$	US$	US$
Numerator:
Net income	22,772,727	14,380,609	43,335,135	26,286,731
Less: Dividends to Series C convertible preferred stockholders	(30)	(30)	(60)	(60)
Net income available to common stockholders	22,772,697	14,380,579	43,335,075	26,286,671
Less:
Earnings allocated to participating Series C convertible preferred stock	(156)	(131)	(296)	(239)
Earnings allocated to participating Series D convertible preferred stock	(5,725,900)	-	(10,896,045)	-
Earnings allocated to participating nonvested shares	(31,433)	(24,154)	(66,139)	(46,265)
Net income for basic earnings per share	17,015,208	14,356,294	32,372,595	26,240,167

Changes in fair value of derivative liabilities - Series A investor warrants	(1,341,917)	-	(1,629,711)	(1,321,460)
Net income for dilutive earnings per share	15,673,291	14,356,294	30,742,884	24,918,707

Denominator:
Denominator for basic earnings per share:
Weighted average number of common stock outstanding	47,545,938	47,548,367	47,536,652	47,737,651
Series A investor warrants	6,725	-	44,264	90,670
Denominator for diluted earnings per share	47,552,663	47,548,367	47,580,916	47,828,321
Earnings per share:
Basic	0.36	0.30	0.68	0.55
Diluted	0.33	0.30	0.65	0.52

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month periods and six-month periods ended June 30, 2012 and 2011 because their effects are anti-dilutive:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2012	2011	2012	2011

Shares issuable upon exercise of Series A investor warrant	-	1,320,696	-	-
Shares issuable upon exercise of Series A placement agent warrant	117,261	117,261	117,261	117,261
Shares issuable upon exercise of Series C placement agent warrant	166,667	166,667	166,667	166,667
Shares issuable upon exercise of stock options	297,000	445,500	297,000	445,500

Note 15 - Commitments and contingencies

(1)	Lease commitments

Future minimum lease payments under non-cancellable operating leases agreements as of June 30, 2012 were as follows. The Company’s leases do not contain any contingent rent payments terms.

US$
Period from July 1, 2012 to December 31, 2012	416,114
Years ending December 31,
2013	775,159
2014	756,136
2015	252,045
2016	-
2017 and thereafter	-

Rental expenses incurred for operating leases of plant and equipment and office spaces were US$181,791 and US$103,263 for the three-month periods, and US$297,495 and US$206,201 for the six-month periods ended June 30, 2012 and 2011, respectively. There are no step rent provisions, escalation clauses, capital improvement funding requirements, other lease concessions or contingent rent in the lease agreements. The Company has no legal or contractual asset retirement obligations at the end of leases.

(2)             Plant construction

Pursuant to the agreement with Harbin Shengtong Engineering Plastics Co. Ltd., the Company has a commitment of RMB316,937,900 (equivalent to US$49,887,911) as of June 30, 2012, for the acquisition of land use rights and a production plant consisting of five workshops and a building upon completion.

(3)             Warehouse construction

Pursuant to the agreement with Oriental International Construction Engineering Company Limited, the Company has a commitment of RMB4,932,698 (equivalent to US$776,436) as of June 30, 2012, for the construction of a warehouse.

(4)             Equipment acquisition

As of June 30, 2012, the Company has a commitment of RMB374,013,526 (equivalent to US$58,871,954) for the acquisition of equipment.

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

Overview

China XD Plastics Company Limited (“China XD”, “we”, and the “Company”, and “us” or “our” shall be interpreted accordingly) is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China. Through our wholly-owned operating subsidiaries in China, we develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have received 227 certifications from manufacturers in the automobile industry as of June 30, 2012. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province. Our Research and Development (the “R&D”) team consists of 96 professionals and  15 consultants, including two consultants who are members of Chinese Academy of Engineering, and one consultant who is the former chief scientist of Specialty Plastics Engineering Institute of Jilin University. As a result of the integration of our academic and technological expertise, we have a portfolio of 43 patents, one of which we have obtained the patent rights and the remaining 42 of which we have applications pending in China as of June 30, 2012.

Our products include seven categories: polypropylene (PP), acrylonitrile butadiene styrene (ABS), modified engineering plastics, polyamides (PA or nylon), environment-friendly plastics, specialty engineering plastics and polyether ether ketone (PEEK). The Company's products are primarily used in the production of exterior and interior trim and functional components of more than 20 automobile brands and 70 automobile models manufactured in China, including Audi, Volkswagen, BMW, GM Mazda, Toyota, Cherry, Geely and Hafei new energy vehicles. Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing bases in Harbin, Heilongjiang in the PRC. As of June 30, 2012, we had approximately 255,000 metric tons of production capacity across 58 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems. In addition, there are three additional workshops which are currently under construction in our third production base and expected to be completed in the second half of 2012 and which could support our production capacity expansion beyond 2012.

Highlights for the three months ended June 30, 2012 include:

•	Revenue was $144.7 million, an increase of 64.0% from $88.2 million in the second quarter of 2011
•	Gross profit was $35.3 million, an increase of 60.0% from $22.0 million in the second quarter of 2011
•	Gross profit margin was 24.4%, compared to 25.0% in the second quarter of 2011
•	Net income was $22.8 million, compared to $14.4 million in the second quarter of 2011
•	Total volume shipped was 53,866 metric tons, up 48.1% from 36,367 metric tons in the second quarter of 2011

Results of Operations

The following table sets forth, for the periods indicated, statements of income data in millions of US$:

(in millions, except percentage)	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2012	2011	%	2012	2011	%
Revenues	144.7	88.2	64.0%	267.8	164.3	63.0%
Cost of revenues	(109.4)	(66.2)	65.4%	(201.3)	(123.7)	62.7%
Gross profit	35.3	22.0	60.0%	66.5	40.6	64.0%
Total operating expenses	(7.7)	(4.9)	53.6%	(12.6)	(8.9)	41.6%
Operating income	27.6	17.1	61.8%	53.9	31.7	70.3%
Income before income taxes	29.6	18.9	57.1%	56.8	33.7	68.7%
Income tax expense	(6.8)	(4.5)	53.2%	(13.5)	(7.4)	82.4%
Net income	22.8	14.438	58.4%	43.3	26.3	64.9%

Three Months Ended June 30, 2012 compared to three months ended June 30, 2011

Revenues

Revenues were US$144.7 million in the second quarter ended June 30, 2012, an increase of US$56.5 million, or 64.0%, compared to US$88.2 million in the same period of last year, due to approximately 48.1% increase in sales volume and 11.5% increase in the average selling price of our products on a constant dollar basis. The increase of sales volume was driven by the strong demand of modified plastics in the PRC market and higher penetration of our business in our existing markets supported by our newly installed twenty production lines in December 2011, as well as the marketing efforts to develop new customers. Such increase in demand was driven by increasing demand for middle and high-end automobiles by Chinese consumers, continuing substitution of imported modified plastics by domestic suppliers, as well as the increase of plastic content on the per-vehicle-basis in China. The increase of average selling price was due to the shift of product mix towards higher-end products as well as higher raw material prices that we have been able to effectively pass through to our customers.

The following table summarizes the breakdown of revenues by product mix in millions of US$:

(in millions, except percentage)	Revenues For the Three Months Ended June 30,
	2012		2011
	Amount	%	Amount	%	Change in Amount	Change in %
Modified Polypropylene (PP)	71.6	49.4%	48.8	55.4%	22.8	46.7%

Engineering Plastics	25.9	17.9%	13.5	15.3%	12.4	91.4%

Modified Polyamide (PA)	12.2	8.5%	5.9	6.7%	6.3	106.1%

Alloy Plastics	12.9	8.9%	5.6	6.3%	7.3	132.3%

Environment Friendly Plastics	15.2	10.5%	5.3	6.0%	9.9	185.7%

Modified Acrylonitrile Butadiene Styrene (ABS)	4.8	3.3%	4.9	5.6%	(0.1)	(3.2)%

Sub-total	142.6	98.5%	84.0	95.3%	58.6	69.6%

After-sales Service	2.1	1.5%	4.2	4.7%	(2.1)	(49.2)%
Total Revenues	144.7	100%	88.2	100%	56.5	64.0%

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Three Months Ended June 30,
	2012		2011
	MT	%	MT	%	Change in MT	Change in %
Modified Polypropylene (PP)	34,354	63.7%	26,089	71.7%	8,265	31.7%

Engineering Plastics	5,121	9.5%	2,870	7.9%	2,251	78.4%

Polyamide (PA)	2,536	4.7%	1,415	3.9%	1,121	79.2%

Alloy Plastics	3,495	6.5%	1,841	5.1%	1,654	89.9%

Environment Friendly Plastics	6,600	12.3%	2,410	6.6%	4,190	173.9%

Modified Acrylonitrile Butadiene Styrene (ABS)	1,760	3.3%	1,742	4.8%	18	1.0%

Total sales volume	53,866	100%	36,367	100%	17,499	48.1%

The Company has shifted product mix from traditional Modified Polypropylene (PP) to higher-end products such as Environmental Friendly Plastics, Engineering Plastics, Polyamide (PA) and Alloy Plastics, primarily due to (i) the increasing demand of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand promoted by Chinese government for clean energy vehicles and (iii) stronger sales of higher-end cars made by automotive manufacturers from China and Germany, US and Japanese joint ventures, which tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Gross Profit	$35.3	$22.0	$13.3	60.0%
Gross Margin	24.4%	25.0%		(0.6)%

Gross profit was US$35.3 million in the second quarter ended June 30, 2012 compared to US$22.0 million in the same period of 2011, representing an increase of 60.0%. Our gross margin decreased to 24.4% in the second quarter ended June 30, 2012 from 25.0% during the same quarter of 2011. The decrease was mainly attributed to increase of the price of raw materials, increase of depreciation, and increase of production related payroll expenses this year, partially offset by our efforts in developing and selling more higher value-added automotive modified plastics towards high-end products as a percentage of total sales in the second quarter ended June 30, 2012.

General and Administrative Expenses

	Three Months Ended June 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
General and Administrative Expenses	$3.0	$1.7	$1.3	77.8%
as a percentage of revenues	2.1%	1.9%		0.2%

General and administrative (G&A) expenses were US$3.0 million in the second quarter ended June 30, 2012 compared to US$1.7 million in the same period in 2011, representing an increase of 77.8%, or US$1.3 million. This increase is primarily due to increase of payroll resulting from raised average salary and increased headcount in the three-month period ended June 30, 2012. On a percentage basis, G&A expenses in the second quarter of 2012 increased to 2.1% of revenues from 1.9% in the same period of 2011.

Research and Development Expenses

	Three Months Ended June 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Research and Development Expenses	$4.6	$3.0	$1.6	51.5%
as a percentage of revenues	3.2%	3.5%		(0.3)%

Research and development (“R&D”) expenses were US$4.6 million during the quarter ended June 30, 2012 compared with US$3.0 million during the same period in 2011, an increase of US$1.6 million, or 51.5%, reflecting increased research and development activities on new products in order to obtain product certifications for automotive applications from automobile manufacturers as well as other non-automotive applications.

As of June 30, 2012, the number of ongoing research and development projects is 113. We expect to complete and realize economic benefits on approximately 30% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.

Operating Income

Total operating income was US$27.6 million in the quarter ended June 30, 2012 compared to US$17.1 million in the same period of 2011, representing an increase of 61.8% or US$10.5 million. This increase is primarily due to higher gross profit, partially offset by higher G&A and R&D expenses.

Other Income (Expense)

Interest Income (Expenses)
	Three Months Ended June 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Interest Income	$1.4	$-	$1.4	N/A
Interest Expenses	(0.9)	(0.5)	(0.4)	96.0%
Net Interest Income (Expenses)	$0.5	$(0.5)	$1.0	(212.5)%
as a percentage of revenues	0.3%	(0.5)%		0.8%

Net interest income was US$0.5 million in the quarter ended June 30, 2012, compared to net interest expenses of US$0.5 million in the same period of 2011, primarily due to US$1.4 million interest income generated from time deposits in the second quarter of 2012.

Change in Fair Value of Warrants Liabilities

	Three Months Ended June 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Change in Fair Value of Warrants Liabilities	$1.5	$2.2	$(0.7)	(29.2)%
as a percentage of revenues	1.0%	2.5%		(1.5)%

Change in fair value of warrants liabilities was a gain of US$1.5 million in the quarter ended June 30, 2012, compared to a gain of US$2.2 million in the same period of 2011, primarily due to the change of fair value of warrants driven by the fluctuation of our stock price in respective periods. On a percentage basis, change in fair value of warrants liabilities in the second quarter of 2012 decreased to 1.0% of revenues from 2.5% in the second quarter of 2011.

Income Taxes

	Three Months Ended June 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Income before Income Taxes	$29.6	$18.9	$10.7	57.1%
Income Tax Expense	(6.8)	(4.5)	(2.3)	53.2%
Effective income tax rate	23.2%	23.8%		(0.6)%

The effective income tax rates for the three-month periods ended June 30, 2012 and 2011 were 23.2% and 23.8%, respectively. The effective income tax rate for the three-month period ended June 30, 2012 differs from the PRC statutory income tax rate of 25% primarily due to the additional 50% deduction against taxable income for certain research and development expenses incurred by our research centers.

Our PRC subsidiaries have US$161.0 million of cash and cash equivalents and restricted cash as of June 30, 2012, which is planned to be permanently reinvested in the PRC. The distributions from our PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities on undistributed earnings of our PRC subsidiaries.

Net Income

As a result of the above factors, we had a net income of US$22.8 million in the second quarter of 2012, compared to net income of US$14.4 million in the same quarter of 2011.

Six Months Ended June 30, 2012 compared to six months ended June 30, 2011

Revenues

Revenues were US$267.8 million for the six months ended June 30, 2012, an increase of US$103.5 million, or 63.0%, compared to US$164.3 million in the same period of last year, due to approximately 40.6% increase in sales volume and 15.1% increase in the average selling price of our products on a constant dollar basis. The increase of sales volume was driven by the strong demand of modified plastics in the PRC market and higher penetration of our business in our existing markets supported by our newly installed twenty production lines in December 2011, as well as the marketing efforts to develop new customers. Such increase in demand was driven by increasing demand for middle and high-end automobiles by Chinese consumers, continuing substitution of imported modified plastics by domestic suppliers, as well as the increase of plastic content on the per-vehicle-basis in China. The increase of average selling price was due to the shift of product mix towards higher-end products as well as higher raw material prices that we have been able to effectively pass through to our customers.

Product Mix

The following table summarizes the breakdown of revenues by product mix in millions of US$:

(in millions, except percentage)	Revenues For the Six Months Ended June 30,
	2012		2011
	Amount	%	Amount	%	Change in Amount	Change in %
Modified Polypropylene (PP)	136.0	50.8%	95.6	58.2%	40.4	42.2%

Engineering Plastics	50.7	18.9%	23.9	14.5%	26.8	112.4%

Polyamide (PA)	23.2	8.7%	10.4	6.3%	12.8	123.9%

Alloy Plastics	19.4	7.2%	9.1	5.6%	10.3	111.7%

Environment Friendly Plastics	24.8	9.3%	10.6	6.4%	14.2	134.9%

Modified Acrylonitrile Butadiene Styrene (ABS)	9.6	3.6%	7.9	4.8%	1.7	21.8%

Sub-total	263.7	98.5%	157.5	95.8%	106.2	67.4%

After-sales Service	4.1	1.5%	6.8	4.2%	(2.7)	(39.6)%
Total Revenues	267.8	100%	164.3	100%	103.5	63.0%

The following table summarizes the breakdown of metric tons (MT) by product mix:

	Sales Volume
(in MTs, except percentage)	For the Six Months Ended June 30,
	2012		2011
	MT	%	MT	%	Change in MT	Change in %
Modified Polypropylene (PP)	65,348	65.5%	52,286	73.7%	13,062	25.0%

Engineering Plastics	9,926	10.0%	5,315	7.5%	4,611	86.8%

Polyamide (PA)	4,749	4.8%	2,602	3.7%	2,147	82.5%

Alloy Plastics	5,388	5.4%	3,141	4.4%	2,247	71.5%

Environment Friendly Plastics	10,750	10.7%	4,661	6.6%	6,089	130.6%

Modified Acrylonitrile Butadiene Styrene (ABS)	3,540	3.6%	2,920	4.1%	620	21.2%

Total sales volume	99,701	100%	70,925	100%	28,776	40.6%

The Company has shifted product mix from traditional Modified Polypropylene (PP) to higher-end products such as Environmental Friendly Plastics, Engineering Plastics, Polyamide (PA) and Alloy Plastics, primarily due to (i) the increasing demand of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand promoted by Chinese government for clean energy vehicles and (iii) stronger sales of higher-end cars made by automotive manufacturers from China and Germany, US and Japanese joint ventures, which tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Margin

	Six Months Ended June 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Gross Profit	$66.5	$40.6	$25.9	64.0%
Gross Margin	24.8%	24.7%		0.1%

Gross profit was US$66.5 million for the six months ended June 30, 2012 compared to US$40.6 million in the same period of 2011, representing an increase of 64.0%. Our gross margin increased to 24.8% during the six months ended June 30, 2012 from 24.7% during the period of 2011. The increase was mainly attributed to the higher proportion of sales of our high-end products as a percentage of total sales in the six months ended June 30, 2012 as a result of our efforts in developing and selling more higher value-added automotive modified plastics.

General and Administrative Expenses

	Six Months Ended June 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
General and Administrative Expenses	$5.4	$3.1	$2.3	70.9%
as a percentage of revenues	2.0%	1.9%		0.1%

General and administrative (G&A) expenses were US$5.4 million for the six months ended June 30, 2012 compared to US$3.1 million in the same period in 2011, representing an increase of 70.9%, or US$2.3 million. This increase is primarily due to increase of payroll resulting from raised average salary and increased headcount. On a percentage basis, G&A expenses for the six months ended June 30, 2012 increased to 2.0% of revenues from 1.9% in the same period of 2011.

Research and Development Expenses

	Six Months Ended June 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Research and Development Expenses	$7.1	$5.3	$1.8	32.6%
as a percentage of revenues	2.6%	3.2%		(0.6)%

Research and development (“R&D”) expenses were US$ 7.1 million for the six months ended June 30, 2012 compared with US$5.3 million during the same period in 2011, an increase of US$ 1.8 million, or 32.6%, reflecting increased R&D activities on new products in order to obtain product certifications for automotive applications from automobile manufacturers as well as other non-automotive applications.

As of June 30, 2012, the number of ongoing research and development projects is 113. We expect to complete and to realize economic benefits on approximately 30% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.

Operating Income

Total operating income was US$53.9 million for the six months ended June 30, 2012 compared to US$31.7 million in the same period of 2011, representing an increase of 70.3% or US$22.2 million. This increase is primarily due to higher gross profit, partially offset by higher G&A and R&D expenses.

Other Income (Expense)

Interest Income (Expenses)
	Six Months Ended June 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Interest Income	$2.4	$-	$2.4	N/A
Interest Expenses	(1.4)	(0.8)	(0.6)	69.9%
Net Interest Income (Expenses)	$1.0	$(0.8)	$1.8	(228.4)%
as a percentage of revenues	0.4%	(0.5)%		0.9%

Net interest income was US$1.0 million for the six months ended June 30, 2012, compared to net interest expenses of US$0.8 million in the same period of 2011, primarily due to US$2.4 million interest income generated from time deposits for the six months ended June 30, 2012.

Change in Fair Value of Warrants Liabilities

	Six Months Ended June 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Change in Fair Value of Warrants Liabilities	$1.9	$2.7	$(0.8)	(31.0)%
as a percentage of revenues	0.7%	1.6%		(0.9)%

Change in fair value of warrants liabilities was a gain of US$1.9 million for the six months ended June 30, 2012, compared to a gain of US$2.7 million in the same period of 2011, primarily due to the change of fair value of warrants driven by the fluctuation of our stock price in respective periods. On a percentage basis, change in fair value of warrants liabilities for the six months ended June 30, 2012 decreased to 0.7% of revenues from 1.6% in the same period of 2011.

Income Taxes

	Six Months Ended June 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Income before Income Taxes	$56.8	$33.7	$23.1	68.7%
Income Tax Expense	(13.5)	(7.4)	(6.1)	82.4%
Effective income tax rate	23.7%	21.9%		1.8%

The increase of the effective income tax rates in the six-month period ended June 30, 2012 when compared to the same period in 2011 is primarily due to an internal reorganization, in which Harbin Xinda Macromolecule Material Co., Ltd. (“Harbin Xinda”) was merged into an entity established in December 2011, Heilongjiang Xinda Enterprise Group Co., Ltd., which was subject to an income tax rate of 25% pre-merger. Harbin Xinda was an Advanced and New Technology Enterprise and was entitled to a preferential income tax rate of 15% in 2011.  The post-merger entity is subject to an income tax rate of 25%.

Net Income

As a result of the above factors, we had a net income of US$43.3 million for the six months ended June 30, 2012 compared to net income of US$26.3 million in the same period of 2011.

Selected Balance Sheet Data at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011	Change
(in millions, except percentage)			Amount	%
Cash and cash equivalents	142.2	135.5	6.7	5.0%
Accounts receivable, net of allowance for doubtful accounts	47.8	45.2	2.6	5.7%
Inventories	58.2	45.0	13.2	29.6%
Property, plant and equipment, net	110.9	100.9	10.0	9.9%
Total assets	425.1	360.6	64.5	17.9%
Short-term bank loans	47.2	31.5	15.7	50.1%
Bills payable	28.3	22.2	6.1	27.4%
Income tax payable	7.7	5.8	1.9	31.7%
Stockholders' equity	215.5	173.9	41.6	23.9%

Our financial condition continues to improve as measured by an increase of 23.9% in stockholders’ equity as of June 30, 2012 compared to December 31, 2011. Inventories increased by 29.6% which is in line with the increase in the sales demand.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production capacity. We have financed these requirements primarily from cash generated from operations, short-term bank borrowings, and the issuance of our convertible preferred stocks and other equity financings. As of June 30, 2012 and December 31, 2011, we had US$ 142.2 million and US$135.5 million, respectively, in cash and cash equivalents, which were primarily deposited with banks in China (including Hong Kong). As of June 30, 2012, we had US$47.2 million outstanding short-term bank loans, including US$15.7 million unsecured loans under the line of credit, US$7.9 million loans secured by time deposits, and US$23.6 million loans secured by accounts receivable.  These loans  bear a weighted average interest rate of 6.5% per annum and have terms of no longer than one year and do not contain any renewal terms. We have historically been able to make repayments when due.  In addition, we obtained a line of credit for RMB120 million (approximately US$18.9 million) with Bank of China under a financing agreement dated on June 20, 2012.  As of June 30, 2012 the unused line of credit amounted to RMB70 million (approximately US$11.0 million).

We expect that we will be able to meet our needs to fund operations, capital expenditures and other commitments in the next 12 months primarily with our cash and cash equivalents, operating cash flows and bank borrowings.

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

The following table sets forth a summary of our cash flows for the periods indicated.

	Six Months Ended June 30,
(in millions US$)	2012	2011
Net cash provided by operating activities	29.4	32.0
Net cash used in investing activities	(37.5)	(17.6)
Net cash provided by financing activities	16.1	9.1
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.3)	0.7
Net increase in cash and cash equivalents	6.7	24.2
Cash and cash equivalents at the beginning of period	135.5	22.7
Cash and cash equivalents at the end of period	142.2	46.9

Operating Activities

Net cash provided by operating activities decreased to US$29.4  million for the six months ended June 30, 2012 from US$32.0 million in the same period of last year, primarily due to (i) increase of approximately US$70 million in cash operating expenditures, including raw material purchases, rental and personnel costs,  and (ii)  the increase of approximately US$10 million income tax payment in the six months ended June 30, 2012, which were partially offset by the increase of approximately US$78 million in cash collected from our customers in the six months ended June 30, 2012 resulting from increasing sales during the period.

Investing Activities

Net cash used in the investing activities was US$37.5 million for the six months ended June 30, 2012 as compared to US$17.6 million for the same period of last year, mainly due to the increase of US$19.9 million purchase and deposits for property, plant and equipment and land use rights in order to expand the production capacity.

Financing Activities

Net cash provided by the financing activities was US$16.1 million for the six months ended June 30, 2012, as compared to US$9.1 million for the same period of last year.  We had US$70.4 million new borrowings of short-term bank loans from local banks, which was offset by US$54.3 million repayment of bank borrowings for the six months period ended June 30, 2012.

As of June 30, 2012, our cash balance was US$142.2 million, compared to US$ 135.5 million at December 31, 2011.

Days Sales Outstanding (DSO) has decreased from 34 days for the six months ended June 30, 2011 to 32 days for the six months ended June 30, 2012 as a result of continuous efforts on collection of accounts receivable.  The average DSO for the automotive modified plastic industry is generally 90 days based on our industry experience.

Industry Standard Customer and Supplier Payment Terms (days) as below:

	Six months ended June 30, 2012	Year ended December 31, 2011
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Supplier Payment Term	Payment in advance/up to 30 days	Payment in advance/up to 30 days

Inventory turnover days increased from 32 days for the six months ended June 30, 2011 to 46 days for the six months ended June 30, 2012, due to inventory buildup in anticipation of increasing demand from our customers in the following quarters.

The Company is required to pay deposits to the suppliers for the principal raw materials ordered. The Company’s decision to make advanced orders of raw materials is mainly based upon (1) the demand and supply situation in the raw materials market, and (2) the forecasted demand of products. All of the raw materials relating to advances to suppliers as of June 30, 2012 have been subsequently received by the Company in July 2012.

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

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Set out below are our contractual obligations at June 30, 2012:

Contractual obligations	Total	Payment due less than 1 year	1 - 3 years	More than 3 years
Operating lease	2,199,454	813,205	1,386,249	-
Renovation of plant facilities	776,436	776,436	-	-
Commitments for purchase of land use rights and production plant	49,887,911	49,887,911	-	-
Commitments for purchase of equipment	58,871,954	58,871,954	-	-
Total	111,735,755	110,349,506	1,386,249	-

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

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of June 30, 2012 would decrease income before income taxes by approximately US$0.24 million for the six months ended June 30, 2012. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

Substantially all of our revenues and expenses are denominated in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the $1.00 U.S. dollar until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the Chinese Central Bank allowed a further appreciation of the RMB by 0.43% to 6.7980 RMB to 1.00 U.S. dollar. On June 30, 2012, the RMB traded at 6.3530 RMB to 1.00 U.S. dollar.

There remains international pressure on the Chinese government to adopt an even more flexible currency policy and the exchange rate of RMB is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of RMB in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years. Since (i) our revenues and net income of our PRC operating entities are denominated in RMB, and (ii) the payment of dividends, if any, will be in U.S. dollars, any decrease in the value of RMB against U.S. dollars would adversely affect the value of the shares and dividends payable to stockholders, in U.S. dollars.

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

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of June 30, 2012 due to a material weakness and a significant deficiency as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, we believe that our unaudited consolidated financial statements included in this Quarterly Report present fairly our financial position, results of operations and cash flows for the fiscal quarter ended June 30, 2012 in all material respects.

(b) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the six months ended June 30, 2012, there were no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject, and no material developments in the legal proceedings previously reported.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on March 26, 2012 and Quarterly Report on Form 10-Q filed on May 10, 2012. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K and prior Quarterly Report on Form 10-Q may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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

China XD Plastics Company Limited

Date: August 10, 2012	By:	/s/ Jie Han
Name: Jie Han
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2012	By:	/s/ Taylor Zhang
Name: Taylor Zhang
Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Document Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.