Form 10-Q
period 2012-09-30
China XD Plastics Co Ltd
filed 2012-11-13
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 12, 2012, the registrant had 47,563,772 shares of common stock, par value US$0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	51,029,961	135,482,386
Restricted cash	26,691,382	11,128,106
Time deposits	28,512,983	-
Accounts receivable, net of allowance for doubtful accounts	120,932,224	45,232,013
Amounts due from related parties	3,978	78,912
Inventories	67,478,022	44,953,958
Prepaid expenses and other current assets	11,101,365	12,857,223
Total current assets	305,749,915	249,732,598
Property, plant and equipment, net	131,475,063	100,933,429
Land use rights, net	4,013,356	4,055,363
Deposits for purchase of land use rights and plant	5,616,886	5,608,765
Deposits for purchase of equipment	34,547,013	-
Other non-current assets	239,202	264,662
Total assets	481,641,435	360,594,817
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCKS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans	65,276,540	31,459,032
Bills payable	37,869,145	22,243,760
Accounts payable	7,726	398,043
Amounts due to a related party	360,626	-
Income taxes payable	8,526,565	5,814,988
Accrued expenses and other current liabilities	5,731,414	3,213,181
Total current liabilities	117,772,016	63,129,004
Deferred income tax liabilities	20,994,428	22,102,431
Warrants liability	1,145,617	3,862,927
Embedded derivative liability	63	610
Total liabilities	139,912,124	89,094,972
Redeemable Series C convertible preferred stock	1,829	1,829
Redeemable Series D convertible preferred stock	97,576,465	97,576,465
Stockholders’ equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 47,584,772 shares and 47,548,367 shares issued, 47,563,772 shares and 47,527,367 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	4,758	4,754
Treasury stock, at cost: 21,000 shares as of September 30, 2012 and December 31, 2011, respectively	(92,694)	(92,694)
Additional paid-in capital	71,998,076	71,190,659
Retained earnings	159,948,549	91,340,855
Accumulated other comprehensive income	12,292,228	11,477,877
Total stockholders’ equity	244,151,017	173,921,551
Commitments and contingencies	-	-
Total liabilities, redeemable convertible preferred stocks and stockholders’ equity	481,641,435	360,594,817

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
	US$	US$	US$	US$

Revenues	163,368,820	103,820,442	431,208,409	267,694,860
Cost of revenues	(123,326,182)	(77,289,477)	(324,676,853)	(201,133,363)
Gross profit	40,042,638	26,530,965	106,531,556	66,561,497

Selling expenses	(77,399)	(40,311)	(260,151)	(217,571)
General and administrative expenses	(2,235,107)	(2,255,633)	(7,588,166)	(4,750,968)
Research and development expenses	(5,471,242)	(3,476,958)	(12,536,739)	(9,084,782)
Total operating expenses	(7,783,748)	(5,772,902)	(20,385,056)	(14,053,321)

Operating income	32,258,890	20,758,063	86,146,500	52,508,176

Interest income	1,406,161	202,332	3,826,177	230,701
Interest expense	(1,156,056)	(489,718)	(2,555,099)	(1,312,946)
Change in fair value of embedded derivative liability	235	(72)	547	469
Change in fair value of warrants liability	854,991	(345,295)	2,717,310	2,353,777
Total non-operating income (expenses), net	1,105,331	(632,753)	3,988,935	1,272,001

Income before income taxes	33,364,221	20,125,310	90,135,435	53,780,177

Income tax expense	(8,091,572)	(4,399,716)	(21,527,651)	(11,767,852)

Net income	25,272,649	15,725,594	68,607,784	42,012,325

Earnings per share of common stock:
Basic	0.40	0.33	1.08	0.88
Diluted	0.40	0.33	1.08	0.86

Net Income	25,272,649	15,725,594	68,607,784	42,012,325

Other comprehensive income
Foreign currency translation adjustment, net of nil income taxes	2,840,914	1,827,861	814,351	4,517,857

Comprehensive income	28,113,563	17,553,455	69,422,135	46,530,182

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Period Ended September 30,
	2012	2011
	US$	US$
Cash flows from operating activities:
Net cash provided by (used in) operating activities	(12,423,558)	54,506,421

Cash flows from investing activities:
Purchases of and deposits for property, plant and equipment and land use rights	(72,155,807)	(28,547,852)
Purchase of time deposits	(28,308,042)	-
Proceeds from sales of property, plant and equipment	-	107,748
Net cash used in investing activities	(100,463,849)	(28,440,104)

Cash flows from financing activities:
Proceeds from bank borrowings	111,408,621	31,410,498
Repayments of bank borrowings	(77,879,405)	(21,570,984)
Placement of restricted cash as collateral for bank borrowings	(4,733,643)	-
Payments for stock repurchase	-	(92,694)
Proceeds from issuance of redeemable Series D convertible preferred stock	-	100,000,000
Payments of issuance cost of redeemable Series D convertible preferred stock	-	(564,163)
Dividends paid to redeemable Series C convertible preferred stockholders	(60)	(210)
Net cash provided by financing activities	28,795,513	109,182,447

Effect of foreign currency exchange rate changes on cash and cash equivalents	(360,531)	807,094
Net increase (decrease) in cash and cash equivalents	(84,452,425)	136,055,858

Cash and cash equivalents at beginning of period	135,482,386	22,720,766
Cash and cash equivalents at end of period	51,029,961	158,776,624

Supplemental disclosure of cash flow information:
Interest paid	2,084,010	1,312,946
Income taxes paid	19,978,772	7,850,831

Non-cash investing and financing activities:
Accrual for purchase of equipment	-	2,050,665
Accrual of issuance cost of Series D convertible preferred stock	-	358,372
Inducement cost in connection with the issuance of Redeemable Series D convertible preferred stock	-	1,501,000

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation, significant concentrations and risks

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as permitted by rules and regulations of the United States Securities and Exchange Commission. The condensed consolidated balance sheet as of December 31, 2011 was derived from the audited consolidated financial statements of China XD Plastics Company Limited (“China XD Plastics”) and subsidiaries (collectively, the ‘‘Company’’). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2011, and the related consolidated statements of comprehensive income, changes in equity and cash flows for the year then ended, included in the Company’s Annual Report on Form 10-K filed with the SEC.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2012, the results of operations for the three-month periods ended September 30, 2012 and 2011, and the results of operations and cash flows for the nine-month periods ended September 30, 2012 and 2011, have been made.

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

(b) Significant concentrations and risks

Sales concentration

The Company sells its products, substantially through approved distributors in the PRC, to customers in the automotive industry. The Company’s sales are highly concentrated. Sales to five and four major distributors, which individually exceeded 10% of the Company’s revenues, accounted for approximately 88.4% and 72.4% of the Company’s total revenues for the three-month periods ended September 30, 2012 and 2011, respectively. Sales to five and four major distributors, which individually exceeded 10% of the Company’s revenues, accounted for approximately 84.9% and 73.5% of the Company's total revenues for the nine-month periods ended September 30, 2012 and 2011, respectively.

The Company expects revenues from these distributors to continue to represent a substantial portion of its revenues in the future. Any factors adversely affecting the automobile industry in the PRC or the business operations of these customers will have a material effect on the Company’s business, financial position and results of operations.

Purchase concentration

The principal raw materials used for the Company’s production of modified plastics products are plastic resins, such as polypropylene, ABS and polyamide. The Company purchases substantially all of its raw materials from three distributors.  Raw material purchases from these three suppliers, which individually exceeded 10% of the Company’s total raw material purchases, accounted for approximately 99.2% and 97.7% of the Company’s total raw material purchases for the three-month periods ended September 30, 2012 and 2011, respectively, and 99.6% and 99.9% of the Company's total raw material purchases for the nine-month periods ended September 30, 2012 and 2011, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company’s business, financial position and results of operations.

The majority owner of a major raw material distributor that supplied approximately 20.8% and 27.3% of the Company’s total raw material purchases for the three-month periods ended September 30, 2012 and 2011, respectively, and 23.9% and 25.9% of the Company's total raw material purchases for the nine-month periods ended September 30, 2012 and 2011, respectively, is also the majority owner of a sales distributor of the Company, as well as the major equipment distributor of the Company. Sales to this customer were approximately 14.8% and 13.7% of the Company’s total revenues for the three-month periods ended September 30, 2012 and 2011, respectively, and 14.7% and 13.3% of the Company's total revenues for the nine-month periods ended September 30, 2012 and 2011, respectively. Purchases from this major equipment distributor accounted for 99.8% and 97.9% of the Company's total equipment purchases for the nine-month ended September 30, 2012 and 2011, respectively.

Cash concentration

Cash, cash equivalents, restricted cash and time deposits maintained at banks consist of the following:

	September 30, 2012	December 31, 2011
	US$	US$
RMB denominated bank deposits with financial institutions in the PRC	98,318,498	137,503,064
US dollar denominated bank deposits with a financial institution in the U.S.	32,600	36,280
US dollar denominated bank deposits with financial institutions in the PRC	7,828,156	8,589,666
US dollar denominated bank deposits with a financial institution in Hong Kong Special Administrative Region	55,001	478,832

Time deposits, which all mature within one year as of the balance sheet date, represent certificates of deposit with an initial term of greater than three months when purchased. The effective interest rate per annum of time deposits as of September 30, 2012 was 3.1%.

Cash that is restricted as to withdrawal or usage is reported as restricted cash in the condensed consolidated balance sheets and is not included as cash and cash equivalents in the condensed consolidated statements of cash flows. Short-term bank deposits that are pledged as collateral for short-term bank borrowings are reported as restricted cash and amounted to US$4,733,643 and nil as of September 30, 2012 and December 31, 2011, respectively. The cash flows from such bank deposits are reported within cash flows from financing activities in the condensed consolidated statements of cash flows. Short-term bank deposits that are pledged as collateral for bills payable relating to purchase of raw materials are reported as restricted cash and amounted to US$21,957,739 and US$11,128,106 as of September 30, 2012 and December 31, 2011, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company. The cash flows from the pledged bank deposits relating to purchases of raw materials are reported within cash flows from operating activities in the condensed consolidated statements of cash flows.

The bank deposits with financial institutions in the PRC are uninsured by the government authority.  To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits with large financial institutions in the PRC with acceptable credit rating.

Note 2 - Accounts receivable

Accounts receivable consist of the following:

	September 30, 2012	December 31, 2011
	US$	US$

Accounts receivable	121,079,626	45,345,837
Allowance for doubtful accounts	(147,402)	(113,824)
Accounts receivable, net	120,932,224	45,232,013

The Company recorded provision for doubtful accounts of nil and US$33,578 during the three-month and nine-month periods ended September 30, 2012. There was no write-off of accounts receivables during the nine-month period ended September 30, 2012 and 2011.

Note 3 - Inventories

Inventories consist of the following:

	September 30, 2012	December 31, 2011
	US$	US$

Raw materials	56,716,845	37,645,204
Work in progress	120,736	164,144
Finished goods	10,640,441	7,144,610
Total inventories	67,478,022	44,953,958

There were no write down of inventories during the nine-month periods ended September 30, 2012 and 2011.

Note 4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2012	December 31, 2011
	US$	US$

Advances to suppliers	9,715,513	12,522,985
Others	1,385,852	334,238
Total prepaid expenses and other current assets	11,101,365	12,857,223

Consistent with the common industry practice in the PRC, the Company is required to pay deposits to the suppliers for the principal raw materials ordered. The Company makes advanced orders of raw materials based upon (1) the demand and supply situation in the raw materials market and (2) the forecasted demand of products.  All advances to suppliers as of September 30, 2012 are related to the purchase of raw materials, which were subsequently received by the Company in October 2012.

Others mainly include interest receivable, other prepaid expenses and staff advances.

Note 5 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	September 30, 2012	December 31, 2011
	US$	US$

Machinery, equipment and furniture	119,849,841	92,363,611
Motor vehicles	1,058,977	961,130
Plant and buildings	17,865,789	17,762,660
Construction in progress	11,946,184	1,468,408
Total property, plant and equipment	150,720,791	112,555,809
Less accumulated depreciation	(19,245,728)	(11,622,380)
Property, plant and equipment, net	131,475,063	100,933,429

Depreciation expense was US$7,558,655 and US$3,857,591 for the nine-month periods ended September 30, 2012 and 2011, respectively, and US$2,616,698 and US$1,303,559 for the three-month periods ended September 30, 2012 and 2011, respectively. For the three-month and nine-month periods ended September 30, 2012 and 2011, interest expense capitalized as a component of the cost of construction-in-progress was inconsequential.

Note 6 – Deposits for purchase of equipment

In April 2012, the Company’s subsidiaries, Harbin Xinda Plastics Material Research Center Co., Ltd (“Xinda Material Research Center”) and Heilongjiang Xinda Enterprise Group Company Limited (“Xinda Group”), entered into equipment purchase agreements with Harbin Jiamu Import and Export Trading Co., Ltd. (“Harbin Jiamu”), pursuant to which Xinda Material Research Center and Xinda Group will purchase equipment from Harbin Jiamu for a consideration of RMB511,455,000 (approximately US$81,379,678) and RMB90,063,536 (approximately US$14,330,374) in cash, respectively.

In July 2012, Xinda Material Research Center entered into an equipment purchase agreement with Harbin Jiamu to purchase equipments for a consideration of RMB85,190,000 (approximately US$13,554,926).

As of September 30, 2012, the Company made payments in the amount of RMB448,593,321 (equivalent to US$71,377,502) to Harbin Jiamu and the Company received equipment in the amount of RMB231,472,255  (equivalent to US$36,830,489) from Harbin Jiamu under the purchase agreements.  The rest of equipment in the amount of RMB455,236,311 (equivalent to US$72,434,494) is expected to be installed in the three workshops and put into use by December 2012.

Note 7 – Short-term bank loans

	September 30, 2012	December 31, 2011
	US$	US$

Unsecured loans under the line of credit	41,608,325	-
Loans secured by cash	23,668,215	-
Loans secured by property, plant and equipment and land use rights		15,570,632
Loans secured by equipment of Harbin Xinda High-Tech Co., Ltd. (“Xinda High-Tech”) and guaranteed by Mr. Han Jie (“Mr. Han”), the chief executive officer and controlling stockholder of the Company and his wife	-	15,888,400
Total short-term bank loans	65,276,540	31,459,032

As of September 30, 2012 and December 31, 2011, the Company’s short-term bank loans bear a weighted average interest rate of 6.4% and 6.1% per annum, respectively. All short-term bank loans mature and expire at various times within one year and contain no renewal terms.

On January 17, 2012, the Company obtained a revolving one-year line of credit in the amount of RMB100 million (approximately US$15.7 million) from a PRC bank in Harbin, Heilongjiang province. As of September 30, 2012, the line of credit was fully utilized.

On April 1, 2012, the Company borrowed a one-year line of credit loan of RMB50 million (approximately US$8.0 million) from a PRC bank in Harbin, Heilongjiang province. As of September 30, 2012, the line of credit was fully utilized.

On June 20, 2012, the Company obtained a revolving one-year line of credit in the amount of RMB120 million (approximately US$19.1 million) from a PRC bank in Harbin, Heilongjiang province.  Pursuant to the line of credit agreement, the bank will directly pay to one of the Company’s raw material vendors for the purchases of raw materials, upon the request of drawdown by the Company.  The Company is required to maintain a deposit equal to 20% of the outstanding loan balance as a guarantee.  Cash of RMB29.8 (approximately US$4.8 million) was deposited in the bank as of September 30, 2012.  Total bank loan from this line of credit was RMB148.8 million (approximately US$23.7 million) as of September 30, 2012.

On June 28, 2012, the Company obtained a revolving one-year line of credit in the amount of RMB94.3 million (approximately US$15.0 million) from Hong Kong and Shanghai Banking Corp (“HSBC”). Pursuant to the line of credit agreement, the bank will directly pay to one of the Company’s raw material vendors for the purchases of raw materials, upon the request of drawdown by the Company.  As of September 30, 2012, the Company borrowed RMB81.5 million (approximately US$13.1 million) from HSBC under this line of credit, and RMB12.8 million (approximately US$1.9 million) is available to be utilized.  The bank credit facility contains certain financial covenants.  One of the covenants requires the Company’s total stockholders’ equity (exclusive of redeemable Series C convertible preferred stock, and redeemable Series D convertible preferred stock) to be no lower than US$250 million at any time. As of September 30, 2012, the Company did not to meet this financial covenant.  On November 5 2012, HSBC and the Company signed a supplemental agreement to amend this financial covenant. The amendment stipulates that the Company’s total stockholders’ equity (inclusive of redeemable Series C convertible preferred stock, and redeemable Series D convertible preferred stock) to be no lower than US$250 million at any time.

On August 28, 2012, the Company obtained a revolving one-year line of credit in the amount of RMB30 million (approximately US$4.8 million) from a PRC bank in Harbin, Heilongjiang province. As of September 30, 2012, the line of credit was fully utilized.

Note 8 - Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2012	December 31, 2011
	US$	US$

Payables for purchase of property, plant and equipment	2,071,800	2,199,951
Accrued payroll	1,315,255	25,352
Tax payables	827,442	560,723
Others	1,516,917	427,155
Total accrued expenses and other current liabilities	5,731,414	3,213,181

Others mainly represent accrued professional service expenses, employee benefits, utility charges, interest expense and other accrued miscellaneous operating expenses.

Note 9 - Related party transactions

During the periods presented, the Company entered into related party transactions with Xinda High-Tech, an entity controlled by the wife of Mr. Han, the chief executive officer and controlling stockholder of the Company, and Mr. Han’s son.  The significant related party transactions are summarized as follows:

		Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
		2012	2011	2012	2011
		US$	US$	US$	US$
Costs and expenses resulting from transactions with related parties:
Rental expenses for plant and office spaces	(a)	192,270	84,660	448,359	253,979

The balances due from and to the related parties are summarized as follows:

		September 30, 2012	December 31, 2011
		US$	US$
Amounts due from related parties:
Prepaid rental expenses to Xinda High-Tech	(a)	-	78,912
Prepaid rental expenses to Mr. Han’s son	(a)	3,978	-
Total		3,978	78,912

Amounts due to a related party:
Rental payable to Xinda High-Tech	(a)	360,626	-

(a)
The Company rents or rented the following plant and office buildings in Harbin, Heilongjiang province from Xinda High-Tech.  The Company renewed the lease agreements with Xinda High-Tech which expired on April 30, 2012 for another three years starting from May 1, 2012.

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Plant and office building	23,894	318,228	Between May 1, 2009 and April 30, 2012
Office building	2,800	31,823	Between June 1, 2010 and April 30, 2012
Office building	500	9,547	Between January 1, 2011 and April 30, 2012
Office building	213	8,910	Between January 1, 2012 and April 30, 2012
Plant and office building	20,500	652,353	Between May 1, 2012 and April 30, 2015
Office building	3,394	108,007	Between May 1, 2012 and April 30, 2015

The Company also rents a facility of approximately 3,134 square meters in Harbin, Heilongjiang province from Mr. Han’s son for an annual rental fee of RMB100,000 (approximately US$15,911).  The period of the lease is from January 1, 2012 to December 31, 2012.

Total rental expenses paid or payable to Xinda High-Tech and Mr. Han’s son amounted to US$192,270 and US$84,660 during the three-month periods, and US$448,359 and US$253,979 during the nine-month periods ended September 30, 2012 and 2011, respectively.

Note 10 - Income tax

In 2008, Harbin Xinda Macromolecule Material Co., Ltd. (“Harbin Xinda”) qualified as an Advanced and New Technology Enterprise (“ANTE”).  In 2011, Harbin Xinda renewed its ANTE qualification, which entitled it to the preferential income tax rate of 15% from January 1, 2011 to December 31, 2013.  In December 2011, Heilongjiang Xinda Enterprise Group Co., Ltd. (“Xinda Group”) was established and is subject to income tax at 25%.  In January 2012, as a result of an internal reorganization, Harbin Xinda merged into Xinda Group. Xinda Group remains subject to income tax at 25% after the merger.

The effective income tax rates for the nine-month periods ended September 30, 2012 and 2011 were 23.9% and 21.9%, respectively. The effective income tax rate for the nine-month period ended September 30, 2012 differs from the PRC statutory income tax rate of 25% primarily due to the additional 50% deduction against taxable income for certain research and development expenses incurred by two research centers of the Company.

As of September 30, 2012 and December 31, 2011, full valuation allowances of US$1,384,555 and US$1,005,361 were provided against the deferred income tax assets of entities which were in cumulative loss positions.

As of and for the nine-month period ended September 30, 2012, the Company did not have any unrecognized tax benefits, and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

Note 11 - Warrants

The following is a summary of outstanding warrants as of September 30, 2012:

Warrants	Exercise Price	Number of Warrants Outstanding	Remaining Contractual Life
	US$		Years
Series A investor warrants	4.9	1,320,696	2.17
Series A placement agent warrants	5.5	117,261	2.17
Series C placement agent warrants	7.5	166,667	0.76
		1,604,624

The fair values of the warrants as of September 30, 2012 were calculated using Black-Scholes option pricing model with the following assumptions:

	Series A Investor Warrants	Series A Placement Agent Warrants	Series C Placement Agent Warrants
Volatility	50.7%	50.7%	38.9%
Expected dividends yield	0%	0%	0%
Fair value of underlying common stock (per share)	3.82	3.82	3.82
Risk-free interest rate (per annum)	0.26%	0.26%	0.18%

During the three-month periods and nine-month periods ended September 30, 2012 and 2011, no warrants were exercised.

Note 12 - Stockholders’ equity

The changes of each caption of stockholders’ equity for the nine-month period ended September 30, 2012 are as follows:

	Series B Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
		US$		US$
Balance as of January 1, 2012	1,000,000	100	47,527,367	4,754	(92,694)	71,190,659	91,340,855	11,477,877	173,921,551
Net income	-	-	-	-	-	-	68,607,784	-	68,607,784
Other comprehensive loss	-	-	-	-	-	-	-	814,351	814,351
Dividends to redeemable Series C convertible preferred stockholders	-	-	-	-	-	-	(90)	-	(90)
Vesting of nonvested shares	-	-	36,405	4	-	(4)	-	-	-
Stock based compensation	-	-	-	-	-	807,421	-	-	807,421
Balance as of September 30, 2012	1,000,000	100	47,563,772	4,758	(92,694)	71,998,076	159,948,549	12,292,228	244,151,017

Note 13 - Stock based compensation

A summary of stock option activities is as follows:
	Number of Options Outstanding	Weighted Average Exercise Price US$	Weighted Average Remaining Contractual Life Years	Aggregate Intrinsic Value US$
Outstanding as of December 31, 2011	297,000	8.01
Grant	-	-
Forfeited	-	-
Exercised	-	-
Expired	(148,500)	8.01
Outstanding as of September 30, 2012	148,500	8.01	7.86	-
Vested and expected to vest as of September 30, 2012	148,500	8.01	7.86	-
Exercisable as of September 30, 2012	-	-

The Company recognized US$83,744 and US$83,744 of share-based compensation expense in general and administration expenses relating to stock options for the three-month periods ended September 30, 2012 and 2011, respectively, and US$248,500 and US$248,500 of share-based compensation expense in general and administration expenses relating to stock options for the nine-month periods ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was US$283,257 of total unrecognized compensation cost relating to stock options, which is to be recognized over a period of 0.85 years.

A summary of the nonvested shares activity is as follows:

	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per share
		US$
Balance as of December 31, 2011	106,405	6.03
Grant	465,000	4.41
Vested	(36,405)	4.39
Outstanding as of September 30, 2012	535,000	4.73

On August 7, 2012, the Company’s Board of Directors approved the grant of (i) 230,000 nonvested shares to certain executive officers and employees which vest on the third anniversary of the date of grant, (ii) 225,000 nonvested shares to 15 consultants which vest on February 7, 2013, and (iii) 10,000 nonvested shares to a former employee which vest on the date of grant.

The Company recognized US$417,364 and US$43,800, and US$558,921 and US$157,491 of compensation expense in general and administration expenses relating to nonvested shares for the three-month periods and nine-month periods ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was US$1,721,011 of total unrecognized compensation cost relating to nonvested shares, which is to be recognized over a weighted average period of 1.80 years.

Note 14 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
	US$	US$	US$	US$
Numerator:
Net income	25,272,649	15,725,594	68,607,784	42,012,325
Less: Dividends to Series C convertible preferred stockholders	(30)	(30)	(90)	(90)
Net income available to common stockholders	25,272,619	15,725,564	68,607,694	42,012,235
Less:
Earnings allocated to participating Series C convertible preferred stock	(172)	(144)	(468)	(382)
Earnings allocated to participating Series D convertible preferred stock	(6,326,835)	(170,399)	(17,225,253)	(154,522)
Earnings allocated to participating nonvested shares	(139,195)	(26,128)	(196,695)	(72,736)
Net income for basic earnings per share	18,806,417	15,528,893	51,185,278	41,784,595

Changes in fair value of derivative liabilities - Series A investor warrants	-	-	-	(937,739)
Net income for diluted earnings per share	18,806,417	15,528,893	51,185,278	40,846,856

Denominator:
Denominator for basic earnings per share:
Weighted average number of common stock outstanding	47,559,750	47,547,910	47,544,408	47,545,449
Contract to be settled in common stock	-	144,022	-	144,022
Series A investor warrants	-	-	-	36,943
Denominator for diluted earnings per share	47,559,750	47,691,932	47,544,408	47,726,414
Earnings per share:
Basic	0.40	0.33	1.08	0.88
Diluted	0.40	0.33	1.08	0.86

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month periods and nine-month periods ended September 30, 2012 and 2011 because their effects are anti-dilutive:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011

Shares issuable upon exercise of Series A investor warrant	1,320,696	1,320,696	1,320,696	-
Shares issuable upon exercise of Series A placement agent warrant	117,261	117,261	117,261	117,261
Shares issuable upon exercise of Series C investor warrants	-	1,666,667	-	1,666,667
Shares issuable upon exercise of Series C placement agent warrant	166,667	166,667	166,667	166,667
Shares issuable upon exercise of stock options	148,500	297,000	148,500	297,000

Note 15 - Commitments and contingencies

(1)	Lease commitments

Future minimum lease payments under non-cancellable operating leases agreements as of September 30, 2012 were as follows. The Company’s leases do not contain any contingent rent payments terms.

US$
Period from October 1, 2012 to December 31, 2012	207,746
Years ending December 31,
2013	773,917
2014	754,894
2015	251,631
2016	-
2017 and thereafter	-

Rental expenses incurred for operating leases of plant and equipment and office spaces were US$214,243 and US$98,285 for the three-month periods, and US$511,738 and US$298,064 for the nine-month periods ended September 30, 2012 and 2011, respectively. There are no step rent provisions, escalation clauses, capital improvement funding requirements, other lease concessions or contingent rent in the lease agreements. The Company has no legal or contractual asset retirement obligations at the end of the leases.

(2)             Plant construction

Pursuant to the agreement with Harbin Shengtong Engineering Plastics Co. Ltd., the Company has a commitment of RMB316,937,900 (equivalent to US$50,429,274) as of September 30, 2012, for the acquisition of land use rights and a production plant consisting of five workshops and a building upon completion of the project.

(3)             Warehouse construction

Pursuant to the agreement with Oriental International Construction Engineering Company Limited, the Company has a commitment of RMB4,932,698 (equivalent to US$784,862) as of September 30, 2012, for the construction of a warehouse.

(4)             Equipment acquisition

As of September 30, 2012, the Company has a commitment of RMB251,967,042 (equivalent to US$40,091,497) for the acquisition of equipment.

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

Overview

China XD Plastics Company Limited (“China XD”, “we”, and the “Company”, and “us” or “our” shall be interpreted accordingly) is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China. Through our wholly-owned operating subsidiaries in China, we develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have received 236 certifications from manufacturers in the automobile industry as of September 30, 2012. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province. Our Research and Development (the “R&D”) team consists of 103 professionals and  16 consultants, including two consultants who are members of Chinese Academy of Engineering, and one consultant who is the former chief scientist of Specialty Plastics Engineering Institute of Jilin University. As a result of the integration of our academic and technological expertise, we have a portfolio of 53 patents, one of which we have obtained the patent rights and the remaining 52 of which we have applications pending in China as of September 30, 2012.

Our products include seven categories: polypropylene (PP), acrylonitrile butadiene styrene (ABS), modified engineering plastics, polyamides (PA or nylon), environment-friendly plastics, specialty engineering plastics and polyether ether ketone (PEEK). The Company's products are primarily used in the production of exterior and interior trim and functional components of more than 23 automobile brands and 70 automobile models manufactured in China, including Audi, Volkswagen, BMW, GM, Mazda, Toyota, Cherry, Geely and Hafei new energy vehicles. Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three production bases in Harbin, Heilongjiang in the PRC. As of September 30, 2012, we had approximately 255,000 metric tons of production capacity across 58 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems. The construction of three additional workshops were recently completed and we are in the process of installing new production lines in these workshops, which would support our production capacity expansion beyond 2012. A launch of a trial run for these new production lines is expected in December 2012.

Highlights for the three months ended September 30, 2012 include:

▪	Revenue was US$163.3 million, an increase of 57.4% from US$103.8 million in the third quarter of 2011
▪	Gross profit was US$40.0 million, an increase of 50.9% from US$26.5 million in the third quarter of 2011
▪	Gross profit margin was 24.5%, compared to 25.6% in the third quarter of 2011
▪	Net income was US$25.3 million, compared to US$15.7 million in the third quarter of 2011
▪	Total volume shipped was 61,589 metric tons, up 57.7% from 39,057 metric tons in the third quarter of 2011

Results of Operations

The following table sets forth, for the periods indicated, statements of income data in millions of US$:

(in millions, except percentage)	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2012	2011	%	2012	2011	%
Revenues	163.3	103.8	57.4%	431.2	267.7	61.1%
Cost of revenues	(123.3)	(77.3)	59.6%	(324.7)	(201.1)	61.4%
Gross profit	40.0	26.5	50.9%	106.5	66.6	60.0%
Total operating expenses	(7.7)	(5.8)	34.8%	(20.4)	(14.1)	45.1%
Operating income	32.3	20.7	55.4%	86.1	52.5	64.1%
Income before income taxes	33.4	20.1	65.8%	90.1	53.8	67.6%
Income tax expense	(8.1)	(4.4)	83.9%	(21.5)	(11.8)	82.9%
Net income	25.3	15.7	60.7%	68.6	42.0	63.3%

Three Months Ended September 30, 2012 compared to three months ended September 30, 2011

Revenues

Revenues were US$163.3 million in the third quarter ended September 30, 2012, an increase of US$59.5 million, or 57.4%, compared to US$103.8 million in the same period of last year, due to approximately 57.7% increase in sales volume and 3.6% increase in the average selling price of our products on a constant dollar basis. The increase of sales volume was driven by the strong demand of modified plastics in the PRC market and higher penetration of our business in our existing markets supported by our newly installed twenty production lines in December 2011, as well as the marketing efforts to develop new customers. Such increase in demand was driven by increasing demand for middle and high-end automobiles by Chinese consumers, continuing substitution of imported modified plastics by domestic suppliers, as well as the increase of plastic content on the per-vehicle-basis in China. The increase of average selling price was due to the shift of product mix towards higher-end products as well as higher raw material prices that we have been able to effectively pass through to our customers.

The following table summarizes the breakdown of revenues by product mix in millions of US$:

(in millions, except percentage)	Revenues For the Three Months Ended September 30,
	2012		2011
	Amount	%	Amount	%	Change in Amount	Change in %
Modified Polypropylene (PP)	80.1	49.0%	42.5	41.1%	37.6	87.9%

Engineering Plastics	32.9	20.1%	20.8	20.1%	12.1	57.9%

Modified Polyamide (PA)	12.9	7.9%	6.8	6.5%	6.1	90.6%

Alloy Plastics	10.5	6.5%	9.9	9.5%	0.6	6.7%

Environment Friendly Plastics	18.4	11.3%	9.9	9.5%	8.5	86.2%

Modified Acrylonitrile Butadiene Styrene (ABS)	6.9	4.2%	7.8	7.5%	(0.9)	(10.8)%

Sub-total	161.7	99.0%	97.7	94.2%	64.0	65.5%

After-sales Service	1.6	1.0%	6.1	5.8%	(4.5)	(73.1)%
Total Revenues	163.3	100%	103.8	100%	59.5	57.4%

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Three Months Ended September 30,
	2012		2011
	MT	%	MT	%	Change in MT	Change in %
Modified Polypropylene (PP)	38,469	62.6%	22,763	58.3%	15,706	69.0%

Engineering Plastics	6,661	10.8%	4,385	11.2%	2,276	51.9%

Polyamide (PA)	2,737	4.4%	1,580	4.0%	1,157	73.3%

Alloy Plastics	2,972	4.8%	3,232	8.3%	(260)	(8.0)%

Environment Friendly Plastics	8,140	13.2%	4,365	11.2%	3,775	86.5%

Modified Acrylonitrile Butadiene Styrene (ABS)	2,610	4.2%	2,732	7.0%	(122)	(4.5)%

Total sales volume	61,589	100%	39,057	100%	22,532	57.7%

The Company has continued its shift of product mix to higher-end product categories such as Environmental Friendly Plastics and Polyamide (PA) as well as enhance gross margin of other product categories, including Modified Polypropylene (PP), Engineering Plastics, Alloy Plastics, and Modified Acrylonitrile Butadiene Styrene (ABS) by focusing on applications used in higher-end car models, primarily due to (i) the increasing demand of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand promoted by Chinese government for clean energy vehicles and (iii) stronger sales of higher-end cars made by automotive manufacturers from China and Germany, US and Japan joint ventures, which tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Gross Profit	$40.0	$26.5	$13.5	50.9%
Gross Margin	24.5%	25.6%		(1.1)%

Gross profit was US$40.0 million in the third quarter ended September 30, 2012 compared to US$26.5 million in the same period of 2011, representing an increase of 50.9%. Our gross margin decreased to 24.5% in the third quarter ended September 30, 2012 from 25.6% during the same quarter of 2011. The decrease was mainly attributed to increase of the price of raw materials, increase of depreciation, and increase of production related payroll expenses this year, partially offset by our efforts in developing and selling more higher value-added automotive modified plastics towards high-end products as a percentage of total sales in the third quarter ended September 30, 2012.

General and Administrative Expenses

	Three Months Ended September 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
General and Administrative Expenses	$2.2	$2.3	$(0.1)	(0.9)%
as a percentage of revenues	1.4%	2.2%		(0.8)%

General and administrative (G&A) expenses were US$2.2 million in the third quarter ended September 30, 2012 which is consistent with the US$2.3 million in the same period in 2011.

Research and Development Expenses

	Three Months Ended September 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Research and Development Expenses	$5.5	$3.5	$2.0	57.4%
as a percentage of revenues	3.4%	3.4%		(0.0)%

Research and development (“R&D”) expenses were US$5.5 million during the quarter ended September 30, 2012 compared with US$3.5 million during the same period in 2011, an increase of US$2.0 million, or 57.4%, reflecting increased research and development activities on new products primarily in consumption of raw materials for various experiments for automotive applications from automobile manufacturers as well as other non-automotive applications.

As of September 30, 2012, the number of ongoing research and development projects is 147. We expect to complete and realize economic benefits on approximately 30% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.

Operating Income

Total operating income was US$32.3 million in the quarter ended September 30, 2012, compared to US$20.7 million in the same period of 2011, representing an increase of 55.4% or US$11.6 million. This increase is primarily due to higher gross profit, partially offset by higher R&D expenses.

Other Income (Expense)

Interest Income (Expenses)
	Three Months Ended September 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Interest Income	$1.4	$0.2	$1.2	595.0%
Interest Expenses	(1.2)	(0.5)	(0.7)	136.1%
Net Interest Income (Expenses)	$0.2	$(0.3)	$0.5	(187.0)%
as a percentage of revenues	0.2%	(0.3)%		0.5%

Net interest income was US$0.2 million in the quarter ended September 30, 2012, compared to net interest expenses of US$0.3 million in the same period of 2011, primarily due to US$1.4 million interest income generated from time deposits in the third quarter of 2012.

Change in Fair Value of Warrants Liabilities

	Three Months Ended September 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Change in Fair Value of Warrants Liabilities	$0.9	$(0.3)	$1.2	347.6%
as a percentage of revenues	0.5%	(0.3)%		0.8%

Change in fair value of warrants liabilities was a gain of US$0.9 million in the quarter ended September 30, 2012, compared to a loss of US$0.3 million in the same period of 2011, primarily due to the change of fair value of warrants driven by the fluctuation of our stock price in respective periods. On a percentage basis, change in fair value of warrants liabilities in the third quarter of 2012 increased to 0.5% of revenues from 0.3% in the third quarter of 2011.

Income Taxes

	Three Months Ended September 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Income before Income Taxes	$33.4	$20.1	$13.3	65.8%
Income Tax Expense	(8.1)	(4.4)	(3.7)	83.9%
Effective income tax rate	24.3%	21.9%		2.4%

The effective income tax rates for the three-month periods ended September 30, 2012 and 2011 were 24.3% and 21.9%, respectively. The effective income tax rate for the three-month period ended September 30, 2012 differs from the PRC statutory income tax rate of 25% primarily due to the additional 50% deduction against taxable income for certain eligible research and development expenses incurred by our research centers.

Our PRC subsidiaries have US$106.2 million of cash and cash equivalents, restricted cash and time deposits as of September 30, 2012, which is planned to be permanently reinvested in the PRC. The distributions from our PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities on undistributed earnings of our PRC subsidiaries.

Net Income

As a result of the above factors, we had a net income of US$25.3 million in the third quarter of 2012, compared to net income of US$15.7 million in the same quarter of 2011.

Nine Months Ended September 30, 2012 compared to nine months ended September 30, 2011

Revenues

Revenues were US$431.2 million for the nine months ended September 30, 2012, an increase of US$163.5 million, or 61.1%, compared to US$267.7 million in the same period of last year, due to approximately 46.7% increase in sales volume and 10.9% increase in the average selling price of our products on a constant dollar basis. The increase of sales volume was driven by the strong demand of modified plastics in the PRC market and higher penetration of our business in our existing markets supported by our newly installed twenty production lines in December 2011, as well as the marketing efforts to develop new customers. Such increase in demand was driven by increasing demand for middle and high-end automobiles by Chinese consumers, continuing substitution of imported modified plastics by domestic suppliers, as well as the increase of plastic content on the per-vehicle-basis in China. The increase of average selling price was due to the shift of product mix towards higher-end products as well as higher raw material prices that we have been able to effectively pass through to our customers.

Product Mix

The following table summarizes the breakdown of revenues by product mix in millions of US$:

(in millions, except percentage)	Revenues For the Nine months Ended September 30,
	2012		2011
	Amount	%	Amount	%	Change in Amount	Change in %
Modified Polypropylene (PP)	216.1	50.2%	138.1	51.6%	78.0	56.5%

Engineering Plastics	83.5	19.4%	44.6	16.7%	38.9	87.2%

Polyamide (PA)	36.1	8.4%	17.1	6.4%	19.0	111.0%

Alloy Plastics	29.9	6.9%	19.0	7.1%	10.9	57.4%

Environment Friendly Plastics	43.2	10.0%	20.4	7.6%	22.8	111.7%

Modified Acrylonitrile Butadiene Styrene (ABS)	16.6	3.8%	15.7	5.8%	0.9	5.8%

Sub-total	425.4	98.7%	254.9	95.2%	170.5	66.9%

After-sales Service	5.8	1.3%	12.8	4.8%	(7.0)	(55.1)%
Total Revenues	431.2	100%	267.7	100%	163.5	61.1%

The following table summarizes the breakdown of metric tons (MT) by product mix:

	Sales Volume
(in MTs, except percentage)	For the Nine Months Ended September 30,
	2012		2011
	MT	%	MT	%	Change in MT	Change in %
Modified Polypropylene (PP)	103,817	64.5%	75,049	68.3%	28,768	38.3%

Engineering Plastics	16,587	10.3%	9,700	8.8%	6,887	71.0%

Polyamide (PA)	7,486	4.6%	4,182	3.8%	3,304	79.0%

Alloy Plastics	8,360	5.2%	6,373	5.8%	1,987	31.2%

Environment Friendly Plastics	18,890	11.6%	9,026	8.2%	9,864	109.3%

Modified Acrylonitrile Butadiene Styrene (ABS)	6,150	3.8%	5,652	5.1%	498	8.8%

Total sales volume	161,290	100%	109,982	100%	51,308	46.7%

The Company has continued its shift of product mix to higher-end product categories such as Engineering Plastics, Environmental Friendly Plastics and Polyamide (PA) as well as enhance gross margin of other product categories, including Modified Polypropylene (PP), Alloy Plastics, and Modified Acrylonitrile Butadiene Styrene (ABS) by focusing on applications used in higher-end car models, primarily due to (i) the increasing demand of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand promoted by Chinese government for clean energy vehicles and (iii) stronger sales of higher-end cars made by automotive manufacturers from China and Germany, US and Japan joint ventures, which tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Margin

	Nine Months Ended September 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Gross Profit	$106.5	$66.6	$39.9	60.0%
Gross Margin	24.7%	24.9%		(0.2)%

Gross profit was US$106.5 million for the nine months ended September 30, 2012 compared to US$66.6 million in the same period of 2011, representing an increase of 60.0%. Our gross margin decreased to 24.7% in the nine months ended September 30, 2012 from 24.9% during the same period of 2011. The decrease was mainly attributed to increase of the price of raw materials, increase of depreciation, and increase of production related payroll expenses this year, partially offset by our efforts in developing and selling more higher value-added automotive modified plastics towards high-end products as a percentage of total sales in the nine months ended September 30, 2012.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
General and Administrative Expenses	$7.6	$4.8	$2.8	59.7%
as a percentage of revenues	1.8%	1.8%		0.0%

General and administrative (G&A) expenses were US$7.6 million for the nine months ended September 30, 2012 compared to US$4.8 million in the same period in 2011, representing an increase of 59.7%, or US$2.8 million. This increase is primarily due to increase of payroll resulting from increase in average salary and increased headcount. On a percentage basis, G&A expenses for the nine months ended September 30, 2012 remain stable at 1.8% of revenues for the nine months ended September 30, 2012 and 2011.

Research and Development Expenses

	Nine months Ended September 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Research and Development Expenses	$12.5	$9.1	$3.4	38.0%
as a percentage of revenues	2.9%	3.4%		(0.5)%

Research and development (“R&D”) expenses were US$12.5 million for the nine months ended September 30, 2012 compared with US$9.1 million during the same period in 2011, an increase of US$3.4 million, or 38.0%, reflecting increased R&D activities on new products in order to obtain product certifications for automotive applications from automobile manufacturers as well as other non-automotive applications.

As of September 30, 2012, the number of ongoing research and development projects is 147. We expect to complete and to realize economic benefits on approximately 30% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.

Operating Income

Total operating income was US$86.1 million for the nine months ended September 30, 2012 compared to US$52.5 million in the same period of 2011, representing an increase of 64.1% or US$33.6 million. This increase is primarily due to higher gross profit, partially offset by higher G&A and R&D expenses.

Other Income (Expense)

Interest Income (Expenses)
	Nine Months Ended September 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Interest Income	$3.9	$0.2	$3.7	1558.5%
Interest Expenses	(2.6)	(1.3)	(1.3)	94.6%
Net Interest Income (Expenses)	$1.3	$(1.1)	$2.4	(217.4)%
as a percentage of revenues	0.3%	(0.4)%		0.7%

Net interest income was US$1.3 million for the nine months ended September 30, 2012, compared to net interest expenses of US$1.1 million in the same period of 2011, primarily due to US$3.9 million interest income generated from time deposits for the nine months ended September 30, 2012.

Change in Fair Value of Warrants Liabilities

	Nine Months Ended September 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Change in Fair Value of Warrants Liabilities	$2.7	$2.4	$0.3	15.4%
as a percentage of revenues	0.6%	0.9%		(0.3)%

Change in fair value of warrants liabilities was a gain of US$2.7 million for the nine months ended September 30, 2012, compared to a gain of US$2.4 million in the same period of 2011, primarily due to the change of fair value of warrants driven by the fluctuation of our stock price in respective periods. On a percentage basis, change in fair value of warrants liabilities for the nine months ended September 30, 2012 decreased to 0.6% of revenues from 0.9% in the same period of 2011.

Income Taxes

	Nine months Ended September 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Income before Income Taxes	$90.1	$53.8	$36.3	67.6%
Income Tax Expense	(21.5)	(11.8)	(9.7)	82.9%
Effective income tax rate	23.9%	21.9%		2.0%

The increase of the effective income tax rates in the nine-month period ended September 30, 2012 when compared to the same period in 2011 is primarily due to an internal reorganization, in which Harbin Xinda Macromolecule Material Co., Ltd. (“Harbin Xinda”)  merged into an entity established in December 2011, Heilongjiang Xinda Enterprise Group Co., Ltd.. Harbin Xinda was an Advanced and New Technology Enterprise and was entitled to a preferential income tax rate of 15% in 2011.  The post-merger entity is subject to an income tax rate of 25%.

Net Income

As a result of the above factors, we had a net income of US$68.6 million for the nine months ended September 30, 2012 compared to net income of US$42.0 million in the same period of 2011.

Selected Balance Sheet Data at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011	Change
(in millions, except percentage)			Amount	%
Cash and cash equivalents	51.0	135.5	(84.5)	(62.3)%
Restricted cash	26.7	11.1	15.6	139.9%
Time deposits	28.5	-	28.5	N/A
Accounts receivable, net of allowance for doubtful accounts	120.9	45.2	75.7	167.4%
Inventories	67.5	45.0	22.5	50.1%
Property, plant and equipment, net	131.5	100.9	30.6	30.3%
Total assets	481.6	360.6	121.0	33.6%
Short-term bank loans	65.3	31.5	33.8	107.5%
Bills payable	37.9	22.2	15.7	70.2%
Income tax payable	8.5	5.8	2.7	46.6%
Stockholders' equity	244.2	173.9	70.3	40.4%

Our financial condition continues to improve as measured by an increase of 40.4% in stockholders’ equity as of September 30, 2012 compared to December 31, 2011. Inventories increased by 50.1% which is in line with the increase in the sales demand.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production capacity. We have financed these requirements primarily from cash generated from operations, short-term bank borrowings, and the issuance of our convertible preferred stocks and other equity financings. As of September 30, 2012 and December 31, 2011, we had US$51.0 million and US$135.5 million, respectively, in cash and cash equivalents, which were primarily deposited with banks in China (including Hong Kong). As of September 30, 2012, we had US$65.3 million outstanding short-term bank loans, including US$41.6 million unsecured loans under the line of credit and US$23.7 million loans secured by time deposits.  These loans bear a weighted average interest rate of 6.4% per annum and have terms of no longer than one year and do not contain any renewal terms. We have historically been able to make repayments when due.  In addition, we obtained a line of credit for RMB120 million (approximately US$19.1 million) with Bank of China under a financing agreement dated on June 20, 2012, a line of credit for RMB94.3 million (approximately US$15.0 million) from Hong Kong and Shanghai Banking Corp (“HSBC”) on June 28, 2012, and a line of credit for RMB30 million (approximately US$4.8 million) from a PRC bank in Harbin on August 28, 2012, respectively. As of September 30, 2012 the unused line of credit amounted to RMB13 million (approximately US$2.1 million).

We expect that we will be able to meet our needs to fund operations, capital expenditures and other commitments in the next 12 months primarily with our cash and cash equivalents, operating cash flows and bank borrowings.

We may, however, require additional cash resources due to changes in business conditions or other future developments. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could result in additional dilution to stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financial covenants that would restrict operations. Financing may not be available in amounts or on terms acceptable to us.

The following table sets forth a summary of our cash flows for the periods indicated.

	Nine Months Ended September 30,
(in millions US$)	2012	2011
Net cash provided by (used in) operating activities	(12.4)	54.5
Net cash used in investing activities	(100.5)	(28.4)
Net cash provided by financing activities	28.8	109.2
Effect of foreign currency exchange rate changes on cash and cash equivalents	(0.4)	0.8
Net increase in cash and cash equivalents	(84.5)	136.1
Cash and cash equivalents at the beginning of period	135.5	22.7
Cash and cash equivalents at the end of period	51.0	158.8

Operating Activities

Net cash used in operating activities was US$12.4 million for the nine months ended September 30, 2012, as compared to US$54.5 million provided by operating activities in the same period of last year. This decrease of US$66.9 million net cash in operating activities was primarily due to (i) increase of approximately US$148.1 million in cash operating expenditures, including raw material purchases, rental and personnel costs,  and (ii)  the increase of approximately US$12.1 million income tax payment in the nine months ended September 30, 2012 resulting from increase in income before taxes for the nine months ended September 30, 2012 and increase of income tax rate as a result of internal reorganization.

The increase of cash operating expenditures and income tax payment were partially offset by the increase of approximately US$93.3 million in cash collected from our customers in the nine months ended September 30, 2012 resulting from increasing sales during the period.

Investing Activities

Net cash used in the investing activities was US$100.5 million for the nine months ended September 30, 2012 as compared to US$28.4 million for the same period of last year, mainly due to the increase of US$43.7 million purchase of and deposits for property, plant and equipment and land use rights in order to expand the production capacity, and $28.3 million time deposits in a PRC local bank to earn interest income.

Financing Activities

Net cash provided by the financing activities was US$28.8 million for the nine months ended September 30, 2012, primarily resulting from US$111.4 million new borrowings of short-term bank loans from local banks, which was offset by US$77.9 million repayment of bank borrowings for the nine months period ended September 30, 2012.

Net cash provided by the financing activities was US$109.2 million in the nine months ended September 30, 2011, primarily from US$100 million gross proceeds from the issuance and sale of Series D convertible preferred stock issued to MSPEA, net of US$0.5 million of issuance cost, and US$31.4 million bank borrowings, partially offset by repayment of US$21.6 million of bank borrowings.

As of September 30, 2012, our cash balance was US$51.0 million, compared to US$135.5 million at December 31, 2011.

Days Sales Outstanding (DSO) has increased from 41 days for the nine months ended September 30, 2011 to 76 days for the nine months ended September 30, 2012 as a result of overall China economic slowdown and its impact to our industry. It takes longer to collect from our customers. Our DSO is still well below industry average. The average DSO for the automotive modified plastic industry is generally 90 days based on our industry experience. We anticipate our DSO to remain this level for the remaining of this year and early next year.

Industry Standard Customer and Supplier Payment Terms (days) as below:

	Nine months ended September 30, 2012	Year ended December 31, 2011
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Supplier Payment Term	Payment in advance/up to 30 days	Payment in advance/up to 30 days

Inventory turnover days increased from 38 days for the nine months ended September 30, 2011 to 47 days for the nine months ended September 30, 2012, due to inventory buildup in anticipation of increasing demand from our customers in the following quarters.

The Company is required to pay deposits to the suppliers for the principal raw materials ordered. The Company’s decision to make advanced orders of raw materials is mainly based upon (1) the demand and supply situation in the raw materials market, and (2) the forecasted demand of products. All of the raw materials relating to advances to suppliers as of September 30, 2012 have been subsequently received by the Company in October 2012.

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

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Set out below are our contractual obligations as of September 30, 2012:

Contractual obligations	Total	Payment due less than 1 year	1 - 3 years	More than 3 years
Operating lease	1,988,188	792,940	1,195,248	-
Renovation of plant facilities	784,862	784,862	-	-
Commitments for purchase of land use rights and production plant	50,429,274	50,429,274	-	-
Commitments for purchase of equipment	40,091,497	40,091,497	-	-
Total	93,293,821	92,098,573	1,195,248	-

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

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of September 30, 2012 would decrease income before income taxes by approximately US$0.49 million for the nine months ended September 30, 2012. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

Substantially all of our revenues and expenses are denominated in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the $1.00 U.S. dollar until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to September 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since September 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until September 30, 2010 when the Chinese central bank allowed a further appreciation of the RMB by 0.43% to 6.7980 RMB to 1.00 U.S. dollar. On September 30, 2012, the RMB traded at 6.2848 RMB to 1.00 U.S. dollar.

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

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of September 30, 2012 due to a material weakness and a significant deficiency as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, we believe that our unaudited consolidated financial statements included in this Quarterly Report present fairly our financial position, results of operations and cash flows for the fiscal quarter ended September 30, 2012 in all material respects.

(b) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 1. Legal Proceedings

During the nine months ended September 30, 2012, there were no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject, and no material developments in the legal proceedings previously reported.

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

China XD Plastics Company Limited

Date: November 13, 2012	By:	/s/ Jie Han
Name: Jie Han
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2012	By:	/s/ Taylor Zhang
Name: Taylor Zhang
Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Document Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.