Form 10-K
period 2012-12-31
China XD Plastics Co Ltd
filed 2013-03-25
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012 was approximately $72,853,606.

As of March 20, 2013, there were 47,563,772 shares of common stock, par value US$0.0001 per share, outstanding.

Documents incorporated by reference: None.

CHINA XD PLASTICS COMPANY LIMITED
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Notes to the Consolidated Financial Statements	F-8

i

PART I

ITEM 1.   BUSINESS.

Our Business

China XD Plastics Company Limited (“China XD”, “we”, and the “Company”, and “us” or “our” shall be interpreted accordingly) is one of leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China. Through our wholly-owned subsidiary Heilongjiang Xinda Enterprise Group Company Limited (“Xinda Group”), we manufacture and sell modified plastics, primarily for use in the fabrication of automobile parts and components. We develop our products using our proprietary technology through our wholly-owned research laboratory, Heilongjiang Xinda Enterprise Group Macromolecule Material Research Center Company Limited. (“Xinda Group Material Research”). Xinda Group Material Research is a professional macromolecular material research and development institution and has 246 certifications from manufacturers in the automobile industry as of December 31, 2012. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang Province.  Our research and development (the “R&D”) team consists of 118  professionals and 18 consultants, including three consultants who are members of Chinese Academy of Engineering, and one consultant who is the former chief scientist of Specialty Plastics Engineering Institute of Jilin University. As a result of the combination of our academic and technological expertise, we have a portfolio of  69 patents, one of which we have obtained the patent rights and the remaining 68 of which we have applications pending in China as of December 31, 2012.

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

China XD’s primary end-market is the Chinese automotive industry that has been rapidly growing for the past few years where our modified plastics are used by our customers to fabricate the following auto components: exteriors (automobile bumpers, rearview and sideview mirrors, license plate parts), interiors (door panels, dashboard, steering wheel, glove compartment and safety belt components), and functional components (air conditioner casing, heating and ventilation casing, engine covers, and air ducts). Our specialized plastics are utilized in more than 23 automobile brands manufactured in China, including leading brands such as AUDI, BMW, Toyota, Buick, Mazda, Volkswagen, Cherry, Geely, and Hafei new energy vehicles. As of December 31, 2012, 246 of Xinda Group’s automotive-specific modified plastic products have been certified by one or more of the automobile manufacturers in China and are in commercial production. As of December 31, 2012, 38 of our products were in the process of product certification by automobile manufacturers.

We operate three manufacturing bases in Harbin, Heilongjiang in the People’s Republic of China (the “PRC”). Prior to December 2012, we had approximately 255,000 metric tons of annual production capacity across 58 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems. In December 2012, we further expanded our third production base in Harbin with additional 135,000 metric tons of annual production capacity, bringing total installed production capacity in our three production bases to 390,000 metric tons across an additional 30 new production lines.

Our History

China XD, formerly known as NB Payphones Ltd. and NB Telecom, Inc., was originally incorporated under the laws of the state of Pennsylvania on November 16, 1999. On December 27, 2005, we migrated to the state of Nevada.

On December 24, 2008, we acquired Favor Sea Limited (“Favor Sea (BVI)”), a British Virgin Islands corporation, which is the holding company for Harbin Xinda Macromolecule Material Co., Ltd. (“Harbin Xinda”) and Harbin Xinda’s wholly-owned subsidiary, Harbin Xinda Macromolecule Material Research Institute (“Research Institute”). Harbin Xinda is a high-tech manufacturer and developer of modified plastics, which was established in September 2004 under the laws of the PRC. In December 2010, our management determined that the Research Institute could not meet the Company’s development needs, including meeting the criteria to be a National Enterprise Technology Center. As a result, the Research Institute was deregistered.

On June 11, 2010, Harbin Xinda established Harbin Xinda Macromolecule Material Engineering Center Co., Ltd. (“Xinda Engineering Center”) to focus on research and development of high-end products such as engineering plastics, modified PA, alloy plastics and modified ABS. Xinda Engineering Center was deregistered in 2012 as part of our group restructuring.

On October 14, 2010, Harbin Xinda established Heilongjiang Xinda Software Development Company Limited (“Xinda Software”) to develop software applications that provide certain standard and programmable technical services remotely.

On December 10, 2010, Harbin Xinda established Harbin Xinda Macromolecule Material Research Center Co., Ltd. ("Xinda Macromolecule Research Center") to focus on research and development of products such as modified PP and environment-friendly modified plastics.  Xinda Macromolecule Research Center was deregistered in 2012 as part of our group restructuring.

On March 31, 2011, Harbin Xinda established a wholly-owned subsidiary, Harbin Xinda Macromolecule Material Testing Technical Co., Ltd. (“Xinda Testing”), to develop a nationally recognized testing laboratory and provide testing services of macromolecule materials, engineering plastics and other products.

In response to our rapid business expansion and in order to be eligible for beneficial tax policies for certain regions in China, we developed a group restructuring plan.

From August 2011 to December of 2012, Harbin Xinda established (i) Harbin Meiyuan Enterprise Management Service Company Limited. (“Meiyuan Training”) in Harbin to provide all year round training to both our existing and new employees, accommodate our customers and business partners as well as host industry conferences; and (ii) Heilongjiang Xinda Enterprise Group Technology Center Company Limited (“Xinda Group Technology Center”) in Harbin to focus on long-term research and development projects.

Xinda Group, a wholly-owned subsidiary of HK Engineering Plastics Company Limited and the proposed direct parent company of all of our PRC-based operating subsidiaries after the group restructuring was established in December 2011. Harbin Xinda Plastics Material Research Center Company Limited (“Xinda Material Research Center”) was established in December 2011 to focus on research and development of products close to commercialization phase.

Three companies, Haikou Xinda Plastics New Materials Company Limited. (“Haikou New Materials”), Haikou Xinda Plastics New Materials Enterprise Technical Center Company Limited (“Haikou Technical Center”), and Haikou Xinda Software Development Company Limited (“Haikou Software”) were established in December 2011 and are based in Haikou, the capital of Hainan province in the PRC. Harbin Xinda Plastics Composite Material Company Limited (“Xinda Composite”) and Harbin Xinda Plastics New Material Company Limited (“Xinda Plastics New”) were established in December 2011.

Xinda Group Material Research was established in December 2012.

Part of the restructuring plan is for Harbin Xinda to transfer its ownership of subsidiaries to Xinda Group.  As of December 31, 2012, we have completed internal transfer of three subsidiaries to Xinda Group: Xinda Software, Xinda Group Technology Center and Xinda Testing as shown in the organization chart below. Harbin Xinda is being merged into Xinda Group and will be deregistered. Meiyuan Service changed its name to Heilongjiang Xinda Enterprise Group Meiyuan Training Center Co. Ltd. (“Meiyuan Training”) to better reflect its nature of operation upon completion of the restructuring. Haikou New Materials, Haikou Technical Center and Haikou Software are planned to be deregistered in 2013. Xinda Group Technology Center, Xinda Testing and Xinda Material Research Center will be deregistered and merged into Xinda Group Material Research in 2013, whose major functions include technical support for our production bases, research and development of modified plastic products for applications in areas such as automotive, high-speed rail, aircraft and others, customer post-sales support, and collaboration with industry leading universities and institutions. Our restructuring is expected to be completed approximately by June 30, 2013.

Corporate Structure The corporate structure of the Company as of December 31, 2012 was as follows:

China XD Plastic Company Limited ("China XD")
100%
Favor Sea Limited ("Favor Sea(BVI)")
Favor Sea (US) Inc ("Favor Sea (US)")
Xinda Holding (HK) Company Limited ("Xinda Holding (HK)")
Xinda Holding (HK) US Sub Inc. ("Xinda Holding (US)")
Offshore
Onshore
Harbin Xinda Macromolecule Material Co., Ltd. ("Harbin Xinda")
Heilongjiang Xinda Enterprise Group Company Limited ("Xinda Group")
HK Engineering Plastics Company Limited Harbin Branch ("HK Engineering Harbin Branch")
U.S. China XD Plastics Company Limited Harbin Representative Office ("China XD HRB Office")
Haikou Xinda Plastics New Materials Company Limited ("Haikou New Materials")
Heilongjiang Xinda Enterprise Group Macromolecule Material Research Center Co., Ltd. ("Xinda Group Material Research")
Harbin Xinda Plastics Composite Materials Co., Ltd. ("Xinda Composite")
Harbin Xinda Plastics New Materials Co., Ltd. ("Xinda Plastics New")
Harbin Meiyuan Enterprise Management Service Company Limited ("Meiyuan Training")
Heilongjiang Xinda Software Development Company Limited ("Xinda Software")
Heilongjiang Xinda Enterprise Group Technology Center Company Limited ("Xinda Group Technology Center")
Harbin Xinda Macromolecule Materials Testing Technical Co., Ltd ("Xinda Testing")
Haikou Xinda Plastics New Materials Enterprise Technical Center Company Limited ("Haikou Technical Center")
Haikou Xinda Software Development Company Limited ("Haikou Software")
Harbin Xinda Plastics Material Research Center Co., Ltd ("Xinda Material Research Center")

 The planned corporate structure of the Company after the restructuring is as follows:

Starting in 2013, we plan to establish a production base, research and development and training center in Sichuan Province to develop market for our products in Southwest China and its adjacent regions.

Our Industry

According to a research report prepared exclusively for the Company and issued by Frost & Sullivan in February 2012, China is estimated to have consumed approximately 14.3 million Metric Ton (“MT”) of modified plastic products in 2012, representing an increase of 9.2% compared to 2011. With China being the world’s leading manufacturing center and with rising domestic individual consumption, we believe that demand for modified plastics from China will continue to increase in the foreseeable future. As shown in Figure 1, the market demand for modified plastics will reach 15.6 million MT in 2013 and 18.5 million MT in 2015, representing compound annual growth rates (“CAGR”) of 7.8% and 11.9% by sales volume and revenue from 2010 to 2015.  Currently, demand for our products is primarily driven by the Chinese automotive industry. In order for plastics to be used in automobile parts and components, they must satisfy specific physical criteria in terms of mechanical functionality, stability under light and heat, durability, flame resistance, and environmental friendliness. Modified plastics are usually found in interior materials, door panels, dashboards, mud flaps, chassis, bumpers, oil tanks, gas valves, grilles, unit heater shells, air conditioner shells, heat dissipating grids, wheel covers, and other components.

Figure 1: Analysis of Chinese Modified Plastics Market: Sales Volume and Revenue (China), 2005-2015E

Source: Frost & Sullivan

According to Frost & Sullivan’s report, the Chinese automotive modified plastics market has experienced rapid development from 2005 to 2010, with more than a six-fold growth in terms of revenue and more than a four-fold increase in terms of sales volume during this period. The market demand is projected to reach 2.8 million MT in 2013. As illustrated in Figure 2, the Chinese automotive modified plastics market is expected to sustain rapid increase in terms of revenue and sales volume, with CAGR of 18.8% and 14.2% from 2010 to 2015, respectively. Approximately 51% of the automotive modified plastic consumed in 2010 was imported from outside of the PRC or manufactured by multinational and joint venture companies. We believe that the demand for automotive modified plastic in China will grow continuously due to the fast growing Chinese automotive market, increasing use per unit of plastic content in automobiles and favorable government incentives and regulations. Moreover, domestic producers will likely gain larger market share from imports as they are able to manufacture products with comparable quality at highly competitive prices and close proximity to their customers. We believe that the following are the key drivers for the automotive modified plastic industry in China.

Figure 2: Analysis of Chinese Automotive Modified Plastics Market: Sales Volume and Revenue (China), 2005-2015E

Source: Frost & Sullivan

Continual Growth in Chinese Auto Demand

According to the statistics by the China Association of Automobile Manufacturers (“CAAM”) in 2012, China’s production volume of automobiles increased from 5.7 million units in 2005 to 19.27 million units in 2012. The market is expected to sustain the growth with a CAGR of 5.9% from 2010 to 2015, reaching 24.3 million units in 2015. China has exceeded the United States to become the world’s largest auto market as measured by the number of automobiles sold. We believe the growth momentum in China’s auto sales will remain strong over the next five years. The automotive industry in China is still in its infancy with passenger car ownership of 69 vehicles per 1,000 inhabitants in 2011, which is significantly below the developed countries’ average of 824 and global average of 473 according to the Economist Intelligence Unit as shown in Figure 3 below.

Figure 3: Overview of Chinese Macro Economy:
Vehicle Per 1,000 People Comparison (Units per 1,000 People), 2005-2015E

Source: National Bureau of Statistics, US Department of Energy, Eurosta, Frost and Sullivan

According to the National Bureau of Statistics, the total number of Chinese automobile parts has experienced a rapid growth because of the economic development and the incentive policies issued by the government. The number maintained a booming trend from 31.8 million units in 2005 to 112 million units in 2012, and is forecasted to hit a record of 134 million units in 2013 and 192 million units by 2015, with a CAGR of 19.8% between 2010 and 2015 as shown in Figure 4.

Figure 4: Overview of Chinese Macro Economy: Growth of Automotive Parts, 2005-2015E

Source: National Bureau of Statistics

Rising personal income in China is one of the key drivers for the rapid growth of the Chinese automobile industry. As shown in Figure 5, China has shown strong economic growth with its GDP increased from approximately RMB 18,493.7 billion in 2005 to RMB 51,517.8  billion in 2012, and is expected to sustain the steady growth from 2012 to 2015. Per Capita Consumption Expenditure of Urban Household also shows an optimistic picture with a total nominal increase of 116.6% between 2005 and 2010, and is forecasted to reach RMB 22,551.6 by the end of 2015. Moreover, cars have become more affordable in China as local or joint venture automobile manufacturers continuously expand their production to achieve economies of scale to lower production cost and source cheaper auto parts locally. Growing income and decreasing vehicle prices will continue to make car ownership more affordable for China’s rising middle class.

Figure 5: Overview of Chinese Macro Economy: Growth of Nominal GDP and Per Capita Consumption Expenditure of Urban Household (China), 2005-2015E

Source: National Bureau of Statistics, International Monetary Fund, and Frost & Sullivan

Benefit and Increasing Use of Plastics in Automobiles

(1) Cost Reduction: The primary demand driver for modified automotive plastics arises out of the cost-reduction characteristics evidenced by the plastics material inclusion in the automobile manufacturing process. Modified plastics can deliver the same performance as metallic materials at approximately a tenth of the cost. In addition, modified plastics can substitute some kinds of more expensive engineering plastics. This benefit of modified plastics will become more significant with the increasing competition in automobile manufacturing industry to improve efficiency and reduce costs.

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

(3) Performance and Safety Improvement: The development of advanced plastics applications lead to the improvement in performance through reducing the number and weight of the vehicle parts, causing the fuel consumption per vehicle to drop significantly. In addition, the lower net weight of the vehicles improves handling performance and thereby eliminates the likelihood of losing control in case of emergency stops. The involvement of modified plastics in automotive applications results in significant improvement of the safety features of the vehicle parts, like seat belts, air bags, and air bag containers in the recent years.

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

(5) Increasing Use of Plastics per Vehicle: Weight of modified plastics per vehicle in China continually increased from 2005 to 2010, and is forecasted to reach 152.0 kg by the end of 2015, with a growth rate of 45.5% as shown in Figure 6. Although the weight of modified plastics per vehicle in China will still be less than that in North America and Europe, the highest growth rate indicates the huge potential for market growth. In 2010, plastic use in China is estimated to be about 104.5 kg per vehicle, representing 8% of the vehicle weight, whereas models imported from Europe contain on average as much as 190 kg per vehicle, or 15% of the vehicle weight. In addition, the Chinese government’s goals regarding electric and hybrid vehicles may also push the market further as weight concerns are more important for these vehicles than for traditional passenger cars.

Figure 6: Comparison of Weight of Modified Plastics per Vehicle in China, North America, and Europe, 2005, 2010, 2015E

Source: Frost & Sullivan, American Chemistry Council’s Plastics Industry Producers' Statistics Group

Increasing Substitution of Imports

Though China’s automotive plastic market has been dominated by foreign or joint venture (“JV”) companies, Chinese suppliers are continually gaining market share. It is estimated that automotive plastics imported and manufactured by multinational and JV companies accounted for 45% of the total China automotive plastic supply in 2011, decreasing from 65.0% in 2005 according to a report by Frost & Sullivan. Compared to foreign competitors including JV companies, local manufacturers can largely benefit from the lower cost and geographical convenience in China and their product sales can be customized with time-efficient after sales services and technical supports. As the local production capacity of both domestic and foreign companies has been expanding, share of imports is expected to decrease to 10.0% and that of multiple national companies (the “MNC”) and JV companies is expected to decrease to 25% by the end of 2015, while the share of domestic manufacturers is forecast to rise to 65.0% in 2015 as they expand at a greater rate than MNC and JV in China.

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

●
It was stated in the “Catalogue for Guidance on Adjustment of Industrial Structure (2011)” promulgated by the National Development and Reform Commission on March 27, 2011, that the country is currently promoting the development of production equipment of polycarbonate by the use of non-phosgene method, with annual output of 60000t/year and above, production of engineering plastic including liquid crystalline polymer (LCP) and development and application of bleeding modification and alloying; development and production of water – absorbed resin, conductible resin and biodegradable polymers; development and production of new polyamide including nylon 11, nylon 1414 and nylon 46, nylon with long carbon chain and heat resistant nylon.

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

In addition, with the Chinese government strongly encouraging the production of more fuel-efficient and environmentally friendly vehicles, as one means to help resolve the nation’s worsening air pollution problem, especially in big cities, opportunities abound for suppliers of plastics materials and auto components.

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

Our products are organized into seven product groups, based on their physical characteristics, as set forth below:

Product Group	Brand Name	Number of Products Certified	Characteristics	Automotive or Other Application
Modified PP	COMPNIPER	41	High fluidity and impact resistance	Interior parts, such as inner panels, instrument panels and box lids

	COMPWIPER	55	Resistance to low temperature and impact	External parts, such as front and back bumpers and mudguards

	COMPGOPER	39	Resistance to high temperature and static	Functional components, such as unit heater shells and air conditioner shells

Modified ABS	MOALLOLY	13	High gloss, high rigidity and size stability	Functional components such as heat dissipating grids and wheel covers

Modified PA	POLGPAMR	20	High wear and heat resistance	Parts requiring high flame and heat resistance

Engineering Plastics	MOAMIOLY	20	Heat resistance and wear resistance	Engine hoods, intake manifold and bearings

Alloy Plastic	BRBSPCL	31	Combines two different plastics, such as PP and ABS	Rearview mirrors, grilles, automotive electronics and other components. Products can also be used in computers, plasma TVs and mobile phones

Environmentally friendly plastics	POLGBSMR	27	Environmentally-friendly features such as low odor and low carbon emission	Used in automobiles meeting environmental standard requirements

Modified Plastic for Special Engineering	PEEK	N/A *	Excellent mechanical and chemical resistance and temperature tolerance	Used in communications and transport, electronics and electrical appliances, machinery, medicaland analytical equipment.

Total		246

* PEEK is primarily used in applications that are unrelated to automotive applications, which does not require certifications and is in the product development stage.

Raw Materials

The principal raw materials used for the production of our modified plastic products are plastic resins such as polypropylene, ABS and nylon. Polypropylene is a chemical compound manufactured from petroleum.  ABS is a common thermoplastic used to make light, rigid, molded products such as automotive body parts and wheel covers.  Nylon is a thermoplastic silky material.  Approximately 54.5% of our total raw materials purchased by volume are sourced from overseas petrochemical enterprises and 45.5% from domestic petrochemical enterprises during the year ended December 31, 2012.

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

Because raw materials constitute a substantial part of the cost of our products, we seek to reduce costs by dealing with three major suppliers. During the year ended December 31, 2012, the Company purchased approximately 98% of the Company’s raw material purchases from three major suppliers. By dealing in large quantities with these major suppliers, we obtain reduced prices for raw materials, therefore reducing the cost of our products. If we were unable to purchase from these suppliers, we believe we would still have adequate sources of raw materials from other petrochemical distributors without material impact on the cost of our products.

Research and Development

Xinda Material Research Center and Xinda Group Technology Center were organized to provide us with ongoing additions to our technology through advanced development methods, which represent the key to our competitive strength and success. Our goal is to utilize our state-of-the-art methods, equipment and our technical expertise to produce plastics of the highest quality that are cost-efficient for our customers. Toward this end, we have staffed Xinda Material Research Center and Xinda Group Technology Center with 38  employees who have Ph.D. and Master’s degrees and 80 employees who have Bachelor’s degrees. On average, our employees have been working in our industry for more than three years, and our key R&D employees have on average more than 10 years of experience in our industry.

As aforementioned, Xinda Group Material Research assumed the functions of Xinda Material Research Center and Xinda Group Technology Center as part of our group restructuring.  To supplement the efforts of our Xinda Group Material Research, we have cooperated with a number of the leading technology institutions in China. Besides providing specialized research and development skills, these relationships help us to formulate cutting edge research programs aimed at developing new technologies and applications in plastics engineering.

All our significant research and development activities are overseen by the members of our Scientific Advisory Board, which we have assembled from the leaders in China’s chemical engineering industry.  Currently, the members of the Scientific Advisory Board are:

●	Yong Jin: Member of Chinese Academy of Engineering, Dean of Chemical Science Department of Tsinghua University.
●	Shanyi Du: Member of Chinese Academy of Engineering, Professor of Harbin Institute of Technology.
●	Qingquan Lei: Member of Chinese Academy of Engineering, Post-PhD Advisor of Harbin Institute of Technology.
●	Zhongwen Wu: Chief Scientist and Director of the Research Institute of Special Plastics Engineering of Jilin University.
●	Kai Zheng: Secretary General of China’s Plastics Engineering Industry Association.
●	Huixuan Zhang: Vice Principal of Changchun University of Technology.
●	Bin Li: Vice Principal, Dean of the Science Department at Eastern Forest Industry University.

●	Zhenhua Jiang: Director of the Engineering Research Center of the Special Plastics Engineering Education Department of Jilin University.
●	Xiabin Jing: Post-PhD Advisor and Researcher of Changchun Institute of Applied Chemistry of the Chinese Academy of Sciences.
●	Guibin Wang: Post-PhD Advisor of Jilin University.
●	Feng Li: Senior Engineer of Sinopec, Beijing Chemical Engineering Institute.
●	Ke Li: Senior Supervisor of Volkswagen China.

We host our annual seminar on the Development of the Macromolecule Materials Industry since 2008, during which we bring prominent industry-leading consultants to meet with our R&D staffs. The annual seminar gives industry experts an opportunity to review and evaluate the Company’s R&D initiatives in terms of technology advancement on the backdrop of government policies which support development of the modified plastics industry. During the seminar, industry experts assess the progress of the Company’s R&D projects for the current year, and then evaluate the Company’s R&D projects for the next year. Projects are reviewed in terms of overall strategy, alignment with government policies, market opportunities, efficient utilization of R&D and technical feasibility.

Xinda Group and Xinda Group Material Research are located within the same facility of our Dalian North Road production base. Xinda Group Material Research provides technical support for our recently expanded modified plastics annual theoretical production capacity of 390,000 MT and ongoing service to our customers, and enhanced our research and development capabilities for modified plastics in new applications in areas such as aerospace, high-speed rail and new energy vehicles. We have been certified as a National Level Enterprise Technology Center, the only institution certified as such in the modified plastics industry in Heilongjiang. This certification makes us eligible for participation of issuing modified plastics industry standards, certain tax and tariff relief for scientific research and development, certain funding designated for National Enterprise Technology Center and municipal subsidies and Post-PhD and Academy Member WorkStation in Heilongjiang Province.

Our research and development expense was US$21,586,074 and US$11,640,243 during the years ended December 31, 2012 and 2011, respectively.

Intellectual Property

Patents

As a result of our collection of academic and technological expertise, we have one approved patents and 68 pending patent applications in China, as set forth in the following table.

No.	Patent Name	Application No.	Application Date and Status
1	A sprayed directly material used in car humer	200810051570.8	December 10, 2008	Approved

2	Supercritical fluid rapid diffusion synthesis of nano calcium carbonate enhanced microcrystalline polypropylene composites	200910073402.3	December 11, 2009	pending

3	A molding method for PEEK	201010173663.5	May 17, 2010	pending

4	A PA /ASA alloy material with high notched impact strength and its preparation method	201010230061.9	July 19, 2010	pending

5	A method for automotive interior matte, anti-scratch modified polypropylene composites	201010230064.2	July 19, 2010	pending

6	A lower mold shrinkage ratio method of calcium carbonate / polypropylene nanocomposites	201010230088.8	July 19, 2010	pending

7	A method for automotive interior low odor, low VOC, high performance polypropylene composites	201010258937.0	August 20, 2010	pending

8	A high impact and high flow PC / ASA alloy material and its preparation method	201010258950.6	August 20, 2010	pending

9	Nano-ZnO filled with modified PEEK film and its preparation method	201010258955.9	August 20, 2010	pending

10	A supercritical preparation method to prepare pre-foamed polypropylene	201010258970.3	August 20, 2010	pending

11	A microporous zeolite materials modified PEEK and its preparation method	201010282022.3	September 15, 2010	pending

12	A preparation method of SiO2/CaCO3 nano-composite particles modified polypropylene	201010282042.0	September 15, 2010	pending

13	A high heat-resistant PC / ASA alloy material and its preparation method	201010508149.2	October 15, 2010	pending

14	An anti-aging, anti-yellowing, low odor polypropylene composite material and its preparation method	201010508177.4	October 15, 2010	pending

15	An ASA alloy material of high-impact strength, high-brightness	201010543439.0	November 15, 2010	pending

16	A preparation method of polylactic acid used in auto dashboard	201110035716.1	February 11, 2011	pending

17	A preparation method of the thermoplastic elastomers PP with high mobility and high resistance of deformation	201110035725.0	February 11, 2011	pending

18	A preparation method of polymer composites with high toughness	201110035736.9	February 11, 2011	pending

19	A rapid detection method of the tensile propertie of modified PP used in auto specially by non-standard situation	201110094454.6	April 15, 2011	pending

20	A special material of cooling grille with high heat resistance and high weather resistance	201110094466.9	April 15, 2011	pending

21	A preparation process of centralized control method used in plastic production line	201110122566.8	May 12, 2011	pending

22	Apreparation process of ABS alloy with high impact performance and high heat resistance	201110122586.5	May 12, 2011	pending

23	A preparation process of the premixed screening system	201110158488.7	June 14, 2011	pending

24	A preparation method of easily dispersed and easily processimg polyprolene composite material	201110158511.2	June 14, 2011	pending

25	A preparation method of high heat-resistant and high rigid PLA composite material reinforced by fully biodegrdable natural fiber	201110158512.7	June 14, 2011	pending

26	A rapid detection method of the impact propertie of midfide plastics used in automobile specially	201110158528.8	June 14, 2011	pending

27	A high-powered aircraft tail composite material and its preparation process	201110196209.6	July 13, 2011	pending

28	A high impact PA6 composite material with core-shell toughening and its preparation method	201110196226.X	July 13, 2011	pending

29	A preparation method of polypropylene resin foam particles with supercritical CO2 act	201110230302.4	August 12, 2011	pending

30	A preparation methed of the plastic production line with high performance and high honogeneity	201110233488.9	August 16, 2011	pending

31	A high toughness,low warpage and high-mobility PET/PBT/PC alloy renforced by glass fiber and its preparation method	201110235189.9	August 17, 2011	pending

32	A high impact and high heat-resistant flame retardant ABS composite material reinforce by glass fiber and its preparation process	201110268625.2	September 13, 2011	pending

33	A preparation method of polylactic acid used composite material modified by hydroxyapatite with supercritical water act	201110268687.3	September 13, 2011	pending

34	A polycarbonate blend material with high toughness and its preparation method	201110319832.6	December 20, 2011	pending

35	A polypropylene composite material used in battery tank of new source of energy automobile and its preperation method	201110347320.0	November 1, 2011	pending

36	A preperation process of high weathering colour ASA resin	201110347336.1	February 11, 2011	pending

37	A high heat-resistant and high wear-resistant PEEX composite material and its preperation process	201110347338.0	January 10, 2011	pending

38	A high toughnees,low warpage and low mold temperature PET/PA6 alloy reinfoced by glass fiber and preperation method	201110347339.5	November 1, 2011	pending

39	A preparation method of glass fiber reinforced polyether ether ketone with high strength and high heat resestance	201110399890.4	December 5, 2011	pending

40	A high-strength carbon fiber reinforced polyetheretherketone composite material and its preparation method	201210114931.5	April 20, 2012	pending

41	A high-impact, green flame retardant PC / ABS alloy material and its preparation process	201210122281.9	April 1, 2012	pending

42	A preparation method of the natural fiber reinforced polylactic acid composites with heat-resistant and easy processing	201210147444.9	May 14, 2012	pending

43	High performance halogen-free flame-retardant PC / ABS composite material and its preparation method	201210201826.5	June 19, 2012	pending

44	A high temperature conductive PPO/PA6 alloy material and its preparation method	201210241856.9	July 13, 2012	pending

45	High-performance, green flame retardant reinforced PA66 composites technology	201210260160.0	July 26, 2012	pending

46	A preparation method of high encapsulation efficiency and stable release polylactic lysozyme drug microsphere	201210295154.9	August 20, 2012	pending

47	An antistatic LSOH flame retardant PC / ABS alloy material and its preparation method	201210296750.9	August 20, 2012	pending

48	A Supercritical carbon dioxide reactor pressure method for preparating polypropylene foamed material	201210298694.2	August 22, 2012	pending

49	An antimicrobial, dust suppression, halogen-free flame retardant ABS and its preparation process	201210305824.0	August 27, 2012	pending

50	A free primer and sprayed directly on the bumper composites	201210306240.5	August 27, 2012	pending

51	An extrusion grade sisal fiber reinforced polypropylene composite material and its preparation process	201210357867.3	September 25, 2012	pending

52	A preparation methods of ultra-hydrophobic microporous polymer film	201210358122.9	September 25, 2012	pending

53	A long glass fiber reinforced polypropylene material and its preparation method	201210362626.8	September 26, 2012	pending

54	A modified Kevlar fiber reinforced PA66 material and its preparation method	201210369747.5	September 29, 2012

55	A flame-retardant glass fiber reinforced PA66 and its preparation method	201210370558.X	September 29, 2012	pending

56	A non-asbestos and non-metal materials brake pads composite material and its preparation method	201210395921.3	October 18, 2012	pending

57	A high toughness wear-resistant fiberglass /PA6 composites for rail transit fasteners	201210396122.8	October 18, 2012	pending

58	A wear-resistant, anti-static, flame retardant ultra-high molecular weight polyethylene composite material	201210402814.9	October 22, 2012	pending

59	A high impact, high heat-resistant PC / PBT alloy material and its preparation process	201210403095.2	October 22, 2012	pending

60	A glass fiber reinforced poly (ethylene terephthalate) / polycarbonate alloy	201210403197.4	October 22, 2012	pending

61	Graphene / polymer conductive composites	201210411231.2	October 25, 2012	pending

62	A production method of antimicrobial, hydrophilic polypropylene particle	201210411680.7	October 25, 2012	pending

63	A glass fiber, SiO2 enhanced strength and toughening polyphenylene sulfide material and its preparation method	201210439116.6	November 7, 2012	pending

64	An alcohol solution PA66 material special for intake manifold and its preparation method	201210442251.6	November 8, 2012	pending

65	A mechanical enhanced polypropylene power lithium battery separator and its preparation method	201210472283.0	November 21, 2012	pending

66	The chest protection belts	201220526299.0	October 15, 2012	pending

67	A continuous aramid fiber reinforced POM materials and preparation methods	201210411967.X	October 25, 2012	pending

68	An environmentally friendly self-aromatic polypropylene material and its preparation process	201210457403.X	November 15, 2012	pending

69	A multilayer hot pressing method for preparating hydroxyapatite / polylactide composite	201210474211.X	November 21, 2012	pending

Trademark

We own the trademarks for our graphic logo and Chinese characters of “Xinda”, which we use in packaging our products and marketing.

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

We believe that the necessity, rigorousness, complexity and duration of the certification process make it difficult for outside competitors to enter the field in a short period of time. We have 246 certifications from automobile manufacturers as of December 31, 2012 which we believe is currently one of the largest portfolios of product certifications in the Chinese automobile modified plastics industry.

Sales and Marketing

Currently, our sales network focuses on the northeastern, northern and eastern regions of China. We primarily sell to end customers through our approved distributors.  To a less extent, we also sell directly to end customers.  A typical customer development cycle starts when our R&D staff develop customized products for new customers and obtain product certifications. These customers are usually major automobile parts manufacturers who can only source from suppliers like China XD with product certifications granted by major automobile manufacturers. After we established relationships with these customers and began to have large volume of transactions with them, we assign the customers to our approved distributors according to our internal policies. In 2012, approximately 98% of our sales were generated from approved distributors.

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

We have been actively extending our distribution network to 8 distributors in 2012 and we believe we have good relationships with our distributors.  We believe that we have been able to secure and maintain strong relationships with our customers due to our existing certifications, advanced technologies and high product quality, which establish a higher barrier to entry for others. Most of the new customer relationships will be developed through our own R&D and sales force and maintained by our R&D and sales professionals and our distributors.  According to our distribution contracts, our distributors are prohibited from selling our competitors’ products and required to use the product certificate, brand name and package standards set by us during the distribution period. After the expiration of the distribution contracts in absence of renewal, we retain the customer relationships with end customers.

While the pricing volatility of our raw materials is a primary cause of cost variations in our products, we are generally able to pass the cost of price changes in our raw materials to our customers, although there are timing delays of varying lengths depending upon volatility of raw material prices, the type of products, competitive conditions and individual customer arrangements.

The Company sells its products substantially through approved distributors in the PRC.  The Company’s sales to its distributors are highly concentrated. Sales to six major distributors, which individually exceeded 10% of the Company’s revenues, accounted for approximately 95% and 89% of the Company’s revenues for the years ended December 31, 2012 and 2011, respectively. The Company expects revenues from these distributors to continue to represent a substantial portion of its revenue in the future.

Competition

The PRC automotive modified plastics industry is growing rapidly and highly fragmented with the top three domestic producers occupying less than approximately 21.4% of the market shares in 2012 according to the Frost & Sullivan’s report. According to Frost & Sullivan’s report, in terms of sales volume and production capacity, we are one of the leading domestic specialized manufacturers of modified plastic for automobile parts in China, with a market share of approximately 8.0% in 2011 and 7.2% in 2012. In 2012, our sales volume of automotive plastics was approximately 223,982 MT. As of December 31, 2012, our annual production capacity of automotive plastics was 255,000 MT.

We installed 30 new product lines in December of 2012. The 30 new production lines will be utilized primarily for the manufacture of higher value-added modified plastics products. Once fully ramped up, the lines will increase the Company’s total production capacity by 135,000 MT to 390,000 MT per annum. The additional capacity will start to contribute to the Company’s production capacity during the first quarter of 2013.

Currently, Xinda Group’s primary Chinese competitor in the automobile industry is Guangzhou Kingfa Science & Technology Co., Ltd. (“Guangzhou Kingfa”). Guangzhou Kingfa entered the automotive modified plastics market in 2006 and its facilities had an annual manufacturing capacity of 800,000 MT for its modified plastics products used in the automobile industry at the end of 2012, according to the research report by Huatai Securities- "Jinfa Science & Technology- Short-Term Development Slowed Down While Automotive Plastics Sector Performing Up Against The Trend". Kingfa has the largest capacity expansion plans and was expected to expand to 1,200,000 MT by 2013 accoriding to a report by www.cfinet.cn - " The Debt Grading Report on Jinfa Science & Technology", but its utilization rate of production capacity is expected to be lower than that of China XD based on Frost & Sullivan’s report. Guangzhou Kingfa has much larger financial resources than Xinda Group. However, we believe that it currently holds fewer number of product certifications for automotive modified plastic to the automobile industry compared to Xinda Group. Another top domestic manufacturer of modified plastic is Shanghai Pret Composites Co., Ltd. (“Shanghai Pret”), which focuses on the production of automotive plastics.  It had an annual capacity of 100,000MT according to the 3Q report of Shanghai Pret filed with Shanghai Securities Exchange, and sales volume of 67,000 MT in 2012, according to a report by www.plas.hc360.com-"Shanghai Pret Achieving Well Performance from Automotive Modified Plastics".

The Chinese auto market predominantly uses modified plastics manufactured overseas or in factories controlled by foreign companies, such as manufacturers from Germany, the Netherlands and Japan. Although China’s automotive plastic market has been dominated by foreign or JV players, Chinese suppliers are continuing to gain market share. It is estimated that automotive plastics imported or manufactured by multinational and JV companies accounted for approximately 45% of the total China automotive plastic supply in 2012, decreased from 65% in 2005. JV manufacturers based in China in automotive plastics sector have been slow to invest and expand in China. Compared to non-domestic competitors including JV manufacturers, domestic manufacturers can benefit from the lower costs and geographical proximity in China. As local players continue to invest in research and development, enhance product quality and improve management skills, we believe that domestic production of automotive plastics will compete very favorably with the foreign competitors in terms of price, quality, services and delivery times and continue to replace imported plastics.

Our Competitive Strengths

We believe that the following competitive strengths continue to enable us to compete effectively in the automotive modified plastics market in the PRC:

●
Leading Market Position with High Barrier to Entry. We believe that we are one of the China’s leading specialized manufacturers of modified plastic for automobile parts in terms of sales volume and production capacity, with a market share of approximately 8% in 2012. The PRC automotive modified plastics industry is growing rapidly and is highly fragmented with the top three domestic producers occupying less than approximately 21.4% of the market shares in 2012. In 2012, our sales volume of automotive plastics was approximately 223,982 MT, representing a growth of 48.1% compared to that in 2011. As of December 31, 2012, our annual production capacity of automotive plastics was 390,000 MT. We believe our leading market position allows us to successfully compete with other foreign and domestic modified plastic manufacturers in the market. Being one of the leading specialized manufacturer of automotive modified plastics in China, we believe we are well-positioned to not only grow with the increasing market demand but increase market share by replacing smaller and less efficient modified plastic manufacturer.

In addition, as a result of our consistent research and development efforts, we have 246 product certifications from major automotive manufacturers in the PRC as of December 31, 2012, which we believe is among the largest numbers of product certifications by any domestic player in China’s automotive plastics industry. Strict certification requirements and long certification periods result in high barriers to entry. Our current or potential competitors are required to obtain relevant product certifications from automotive manufacturers in order to compete with us. Each certification normally takes over two years to complete, and as a result, automotive manufacturers are reluctant to replace suppliers like us who have already received necessary certifications and proven consistent product quality. We believe that having one of the largest portfolios of product certifications in China allows us to strengthen our competitive position.

●
Long-Term Relationships with Reputable End Users. Our senior management has been involved in the business of modified plastics since 1985. We benefit from the industry connections and experience of our senior management, which have enabled us to establish long-term customer relationships and strong industry recognition. We are a qualified provider of high-quality automotive plastics, and have sold our products through plastic auto part manufacturers to many leading automotive manufacturers in China. Currently, our modified plastics are utilized in more than 23 automobile brands and over 70 automobile models manufactured in China, including Audi, Volkswagen, BMW, GM Mazda, Toyota, Cherry, Geely and Hafei new energy vehicles. We believe that our brand and our products are well recognized and respected in China’s automotive modified plastics market.

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

●
Strong Customer-Oriented R&D Capabilities. The modified plastics industry is characterized by rapid development and increasing demand for high quality products. We have strong R&D capabilities that allow us to have successfully passed OEM automakers’ certification processes in the past and continually introduce new and high quality products to the market. Compared to international plastic supply models, which target larger scale applications of common plastics and involve less customization and specialization, we provide customer-oriented product development through our certification process.  By working closely with our customers, we are able to adjust our product features to better satisfy the specific needs of each customer. To achieve this, we have staffed our R&D team with 118 professionals, of whom 38  have Ph.D. and Master’s degrees. On average, our R&D employees have worked with us for more than three years, and some key experts have more than 10 years of experience in our industry. We have also cooperated with a number of the leading technology centers in China. Besides providing specialized research and development skills, these relationships help us formulate cutting edge research programs aimed at developing new technologies and applications in plastics engineering.  We currently have 1 approved patent and 68 patent applications pending with the State Intellectual Property Office of the PRC, or SIPO.

●
Established Distribution Model.  Through eight distributors across China, we have established distribution networks that cover northeast, north and east China, with a current focus on northeast China. We enter into distribution agreements with local distributors in areas where large automobile manufacturers are located.  By leveraging the proximity of our distributors to the automobile manufacturers, we can enhance our relationships with our customers. Through the established sales channels, we can quickly respond to local market demand, address customer needs, enhance our ability to provide superior technological support and after-sales services, and lower our marketing expenses.  At the same time, our distributors are responsible for the payments to us which is not contingent upon their cash collection from end customers. By actively managing our distribution network, we are also able to accelerate local market penetration and increase sales opportunities. For example, we entered the north China market in 2009 through a local distributor, one year earlier than we planned, and in 2012, northeast, north and east China account for approximately 57%, 21% and 22% of our revenues, respectively.

●
Seasoned Management Team. Our senior management team and key personnel have extensive operating and industry experience. Mr. Han, our chief executive officer and president, founded our former affiliate Harbin Xinda Nylon Factory in 1985. With 28 years of industry experience, Mr. Han has in-depth knowledge and expertise in China’s modified plastics industry. He currently serves as executive director of the China Plastics Processing Industry Association and as a member of the Standing Committee of the Heilongjiang Association of Industry and Commerce. Our chief executive officer, chief technology officer and chief operating officer have over 50 years combined experience in the modified plastics industry and we believe their extensive expertise and knowledge can well serve our customers.

Our Strategies

Our goal is to capitalize on China’s modified plastics growth trend, with a specific focus on applications in the auto sector, and to eventually be the leading modified plastics manufacturer in China. We are committed to enhancing our sales and profitability and achieving our goals through the following strategies:

●
Continue to Increase Production Capacity.  Over the past five years, we have consistently increased production capacity to meet the rising demands of the automotive industry in the PRC. As of December 31, 2012, we have an installed annual production capacity of 390,000 MT, and we have been operating at near full capacity since 2007. With the expected strong growth in the automotive modified plastics market of China, we expect that we will continue to experience strong demand from our customers. Therefore, we intend to continue to strategically increase our production capacity to meet customer demands from both expanded geographical locations and future downstream sector growth. We plan to continue to increase our annual capacity to reach approximately 690,000 MT by 2015.

●
Focus on R&D and Develop New Product Offerings.  We are currently utilizing our research and development capabilities to obtain further product certifications, develop new products, applications and technologies. Approximately 90% of our automotive plastics product certification applications are currently undergoing trial manufacturing periods to obtain the necessary certifications. In addition, we are developing new products for automotive applications to expand our product portfolio, including initiating R&D on modified plastic for use in electric vehicles. We are also developing specialty engineering plastics and bio-plastics for use in other applications, such as high-speed trains, vessel-propulsion systems, mining and oil-field equipment and aerospace equipments. We are the first non State-Owned-Enterprise awarded National Level Enterprise Technology Center, in Heilongjiang Province. In addition, we have Post-PhD and Academy Member WorkStation in Heilongjiang Province enhancing our research and development capabilities.

●
Expand Customer Base Domestically and Internationally.  The automotive plastics market in the PRC is highly fragmented with significant barriers to entry. Although we have approximately 8% of the market share in 2012, our customer coverage is concentrated in the northeast regions of the PRC. We seek to steadily enhance our market share in northeast China, and also expand our reach to northern and eastern China. In addition, we intend to have sales in overseas markets and export our products by 2013. We plan to implement such strategies through further expanding our distribution network by working with local distributors who have contacts and networks overseas and directly establishing strategic alliances with certain of our non-PRC customers.

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

●
Increase Efficiency by Corporate Restructuring. We are currently implementing a corporate restructuring plan with the aim of establishing a more efficient company group structure, as a result of which every subsidiary will be more easily accessible to the customers and our operation will respond to the market changes in a more efficient manner. We aim to complete the corporate restructuring plan by June 30, 2013.

Environmental Laws

The cost of compliance with Chinese environmental regulations currently is minimal. Most of the waste produced from our production process is water, which we circulate in our enclosed water treatment system.

Employees

China XD’s operations are organized into several operational departments including manufacturing, R&D, management, finance, sales, purchasing and marketing and others. As of December 31, 2012, there were 606  employees, including 231 in manufacturing, 97 in R&D, 90 in management, 27 in finance, 56  in sales, purchasing and marketing and 105 in other departments.

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

The continuation or intensification of the recent global economic crisis arising from the European debt crisis may adversely impact our business and the businesses of our customers. Our specialized plastics are sold to automobile parts manufacturers and distributors. The recent global economic crisis harmed most industries and has been detrimental to the automotive industry. Since virtually all of our sales are made to auto industry participants, our sales and business operations are dependent on the financial health of the automotive industry and could suffer if our customers experience, or continue to experience, a downturn in their business. Presently, it is unclear whether and to what extent the economic stimulus measures facilitated by the European Union and other governments throughout the world will mitigate the effects of the crisis on the automotive industry and other industries that affect our business.

We concentrate our operations primarily in the automotive industry, therefore, a contraction in automotive sales and production could have a material adverse effect on our results of operations and liquidity.

We develop, manufacture, and distribute modified plastic, primarily for use in automobiles. Automotive sales and production are highly cyclical and depend, among other things, on general economic conditions and consumer spending and preferences (which can be affected by a number of issues including fuel costs and the availability of consumer financing). As the volume of automotive production fluctuates, the demand for our products also fluctuates. While the China automotive sales and production maintained growth momentum in 2011 and continued to grow in 2012, however the growth rate was significantly down from previous years. A contraction in automotive sales and production could harm our results of operations and financial condition. Consequently, we are exposed to the risks of adverse developments affecting the auto industry to a greater extent than if our operations were dispersed over a variety of industries.

The withdrawal of preferential government policies and the tightening control over the Chinese automotive industry and automobile purchase restrictions imposed in certain major cities may limit market demand for our products.

In 2011, Chinese government terminated two preferential policies for its automotive industry: (1) vehicles with 1.6L or lower air displacement were given a 50% discount in purchase tax and (2) the vehicles sold in rural area were given a government subsidy. Since 2011, in order to resolve the extreme traffic congestion, the Beijing government has been implementing the vehicle purchase quota policy, which limits the maximum vehicles sold in Beijing per month to 20,000. Other cities which have begun to show signs of traffic congestion have also begun to implement similar measures to control traffic congestion, including the limited automobile licenses policy implemented in Shanghai and the imposition of congestion charges in Shenzhen. The termination of two nation-wide preferential policies negatively affected consumer demand for new vehicles, and local restrictive measures over automobile purchases in major cities may result in slower growth or the reduction in the sale of vehicles nationwide. According China Passenger Vehicle Association as reported in January 2013, China’s total new automobile sales to end-users in 2012 were up 4.3 percent compared to those in 2011. The national and local policies over the Chinese automotive industry may continue to impact market demand for automobiles in 2013 and eventually result in a reduction in our product sales.

The Chinese automotive industry’s growth is slowing after the rapid growth since 2000 and such slowdown may adversely affect the market demand for our products.

There is a direct correlation between our business and automobile production volume and sales, which are dependent on economic policies and market sentiment. The Chinese automotive industry had been rapidly growing for a decade prior to 2011. However, inflation, higher interest rates, tighter bank lending, lifting of consumer subsidies and buying restrictions in congested cities all contributed to a more modest environment since 2011, resulting in the sharp slow-down in automobile sales volume growth rate to 4.3% in 2012 and 3% in 2011, compared to 34% in 2010, representing the lowest growth rate in the past 13 years, according to the latest data issued by China Association of Automobile Manufacturers. Any significant reduction in automobile production and sales would have a material and adverse effect on our business. There can be no assurance that the market conditions, government policies and other factors leading to the existing slowdown in demand for automobiles will not continue. The decline in demand for automobiles would directly and adversely affect demand for our products and hence our business, financial condition and results of operations.

A large percentage of our sales revenue is derived from sales to a limited number of distributors and a limited number of customers, and our business will suffer if sales to these customers decline.

A significant portion of our sales revenue historically has been derived from a limited number of distributors. Sales to six major distributors, which individually exceeded 10% of the Company’s revenues is approximately 95% and 89% in 2012 and in 2011, respectively. Any significant reduction in demand for modified plastics by any of these major distributors and any decrease in demand of products by its customers could harm our sales and business operations, financial condition and results of operations.

We are dependent on a limited number of suppliers. While we have identified alternative sources for the materials and equipment we use, a temporary disruption in our ability to procure necessary materials and equipment could adversely impact our sales in future periods.

Materials constitute a substantial part of the cost of our products.  We seek to reduce the cost of raw materials by dealing with major suppliers. During the year ended December 31, 2012, we purchased approximately 98% of our raw materials from three major suppliers. The Company purchased equipment from one major supplier, which accounted for 99% of the Company’s equipment purchases for the year ended December 31, 2012. We believe the relationship with our suppliers is satisfactory and that alternative suppliers are available if relationships falter or existing suppliers should become unable to keep up with our requirements. However, there can be no assurance that our current or future suppliers will be able to meet our requirements on commercially reasonable terms or within scheduled delivery times. An interruption of our arrangements with suppliers could cause a delay in the production of our products for timely delivery to distributors and customers which could result in a loss of sales in future periods.

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

The State Administration of Foreign Exchange, or “SAFE”, has promulgated several regulations, including Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents’ Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles, or “Circular No. 75,” issued in November 2005 and its implementation rules issued in recent years, requiring PRC residents and PRC corporate entities to register with local branches of the SAFE in connection with their direct or indirect offshore investment activities.

In May 2011, SAFE enacted “Circular of the State Administration of Foreign Exchange on Printing and Distributing on the Operating Rules for the Administration of Foreign Exchange with Respect to the Financing and Round-tripping Investment of Domestic Residents Through Offshore Special Purpose Companies” (“Circular No. 19”). Circular No. 19 does not change the registration requirements imposed by Circular No. 75, but clarifies and simplifies the registration procedures. These regulations apply to our shareholders and beneficial owners who are PRC residents.

Circular No. 75 requires PRC individuals to register with relevant local branches of SAFE for their establishment or control of any overseas special purpose vehicles, or the “SPVs,” and the contribution of assets of or their equity interests in any domestic company to any SPV, or any material changes of the SPVs.  Failure to make the required SAFE registration may result in penalties including that our PRC subsidiaries may be prohibited from making distributions of profit to the SPV and from paying the SPV proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiaries, and the SPVs may be prohibited from making additional capital contribution into its PRC subsidiaries.

We have requested our shareholders and beneficial owners who are PRC residents to make the necessary applications and filings as required under these regulations and under any implementation rules or approval practices that may be established under these regulations. As of the date of this Annual Report on Form 10-K, Mr. Han, our Chief Executive Officer, has registered his beneficial ownerships in China XD and XD Engineering Plastics Company Limited ("XD Engineering Plastics") respectively with local SAFE in accordance with Circular No. 75 and Circular No. 19. However, we cannot assure you that the rest of our shareholders and beneficial owners who are PRC individuals have timely updated their registrations with SAFE in accordance with SAFE regulations. The failure or inability of our PRC shareholders and beneficial owners make any required registrations may subject us to fines and legal sanctions, restrict our overseas or cross-border investment activities, limit our PRC subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, as a result of which our acquisition strategy and business operations and our ability to distribute profits to you could be materially and adversely affected.

On December 25, 2006, the People’s Bank of China issued the Administration Measures of Foreign Exchange Matters for Individuals, which set forth the respective requirements for foreign exchange transactions by individuals (both PRC and non-PRC citizens) under the current account or the capital account, and the corresponding Implementing Rules were issued by SAFE on January 5, 2007, both of these regulations became effective on February 1, 2007. According to these regulations, all foreign exchange matters relating to employee stock holding plans, share option plans or similar plans of an overseas publicly-listed company in which PRC citizens will participate require approval from SAFE or its authorized branch.

In February 2012, SAFE promulgated the Notice on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly-Listed Company, or the New Stock Option Rules, which replaced and substituted the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. According to the New Stock Option Rules, if a PRC resident participates in any stock incentive plan of an overseas publicly-listed company, a qualified PRC domestic agent, which could be a PRC subsidiary of such overseas publicly-listed company or another qualified institution selected by such PRC subsidiary, among other things, must file on behalf of such participant an application with SAFE to conduct the SAFE registration with respect to such stock incentive plan and obtain approval for an annual allowance with respect to the purchase of foreign exchange in connection with the exercise or sale of stock options or stock such participant holds. Such participants must also retain an overseas entrusted institution to handle matters in connection with their exercise of stock options, the purchase and sale of corresponding stocks or interests and fund transfers. In addition, the qualified PRC domestic agent is required to amend the SAFE registration with respect to the stock incentive plan if there is any material change to the stock incentive plan, the qualified PRC domestic agent or the overseas entrusted institution or other material changes. Such participant’s foreign exchange income received from the sale of stock and dividends distributed by the overseas publicly-listed company must be fully remitted into a specific domestic foreign currency account opened and managed by such qualified PRC domestic agent first, before distribution to such participants.

We are an offshore listed company and, as a result, any Chinese employee or foreign employee of our PRC subsidiaries, who resides in PRC more than one year consecutively, including without limitation, directors, supervisors and other senior management staffs of our PRC subsidiaries, who have been granted share options or shares under our existing share incentive plan, are subject to the New Stock Option Rules.  We aim to complete the application with local SAFE in Heilongjiang to obtain a registration in respect of our incentive share plan in accordance with the New Stock Option Rules. If our PRC subsidiaries or their qualified employees fail to comply with these regulations, including the New Stock Option Rules, they may be subject to fines or other legal sanctions imposed by SAFE or other Chinese government authorities. In that case, our ability to compensate our employees, directors, supervisors and other senior management staffs through equity compensations may be hindered and our business operations may be adversely affected.

Under the PRC EIT Law, we and/or Favor Sea BVI may be classified as a “resident enterprise” of the PRC. Such classification could result in tax consequences to us, our non-PRC resident shareholders and Favor Sea BVI.

On March 16, 2007, the National People’s Congress approved and promulgated the PRC Enterprise Income Tax Law, or “EIT Law,” which took effect on January 1, 2008. Under the EIT Law, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” and subject to the uniform 25% enterprise income tax rate on global income. The implementing rules of the EIT Law define “de facto management bodies” as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise; however, due to the short history of the EIT Law and lack of applicable legal precedents, it remains unclear whether the PRC tax authorities would deem our managing body as being located within China, or whether we or our non-PRC subsidiaries would be deemed as resident enterprises of the PRC.

If the PRC tax authorities determine that we, Favor Sea Limited, a British Virgin Islands corporation (“Favor Sea BVI”) and/or Hong Kong Engineering Plastics Company Limited, a Hong Kong corporation (“HK Engineering Plastics”), are “resident enterprises” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow.  We, Favor Sea BVI and/or HK Engineering Plastics may be subject to enterprise income tax at a rate of 25% on our, Favor Sea BVI and/or HK Engineering Plastics’s worldwide taxable income, as well as PRC enterprise income tax reporting obligations. However, under the EIT Law and its implementing rules, dividends paid between “qualified resident enterprises” are exempt from enterprise income tax. As a result, if we, Favor Sea BVI and HK Engineering Plastics are treated as PRC “qualified resident enterprises,” all dividends paid from Xinda Group to HK Engineering Plastics, from HK Engineering Plastics to Favor Sea BVI and from Favor Sea BVI to us may be exempt from PRC tax. Otherwise, all dividends paid from Xinda Group to HK Engineering Plastics, from HK Engineering Plastics to Favor Sea BVI and from Favor Sea BVI to us may be subject to withholding tax under the EIT Law and its implementing rules.

On April 22, 2009, State Administration of Taxation (“SAT”) enacted “Circular of the State Administration of Taxation on Issues Concerning the Identification of Chinese-Controlled Overseas Registered Enterprises as Resident Enterprises in Accordance With the Actual Standards of Organizational Management”. On July 27, 2011, SAT enacted “Announcement of the State Administration of Taxation on Printing and Distributing the Administrative Measures for Income Tax on Chinese-controlled Resident Enterprises Incorporated Overseas (Trial Implementation)”. Under those two rules, either the enterprises may request the PRC tax authorities to determine their “resident enterprises” identity or the tax authority may investigate and determine an enterprise’s identity. The target enterprises under those two rules are foreign registered companies controlled by the PRC companies, however, the PRC tax authority may determine if a foreign registered company controlled by the PRC individual(s) is a “resident enterprise” or not by reference to those two rules.

Under the EIT Law and its implementation rules, dividends payable by a foreign-invested enterprise in China to its shareholders that are "non-resident enterprises" are subject to a 10% withholding tax, unless such shareholders' jurisdiction of incorporation has a tax treaty with China that provides for a preferential arrangement. Pursuant to the Notice of the SAT on Issuing the Table of Tax Rates on Dividends in Treatises, or Notice 112, which was issued on January 29, 2008, the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, or the Double Taxation Arrangement (Hong Kong), which became effective on December 8, 2006, such withholding tax may be lowered to 5% if the PRC enterprise is at least 25% directly held by a Hong Kong enterprise. In October 2009, the SAT further issued the Notice on How to Understand and Determine the "Beneficial Owners" in Tax Treaties, or Circular 601. According to Circular 601, non-resident enterprises that cannot provide valid supporting documents as "beneficial owners" may not be approved to enjoy tax treaty benefits, and "beneficial owners" refers to individuals, companies or other organizations which are normally engaged in substantive operations. These rules also set forth certain adverse factors on the recognition of a "beneficial owner." Specifically, they expressly exclude a "conduit company" that is usually established for the purposes of avoiding or reducing tax obligations or transferring or accumulating profits and not engaged in substantive operations such as manufacturing, sales or management, from being a "beneficial owner." As a result, if we was treated as PRC “non-resident enterprises” under the EIT Law, then dividends from Xinda Group (assuming such dividends were considered sourced within the PRC) paid to us through HK Engineering Plastics may be subject to a reduced withholding tax at a rate of 5% if HK Engineering Plastics is determined to be Hong Kong tax residents and are considered to be "beneficial owners" that are generally engaged in substantive business activities and entitled to treaty benefits under the Double Taxation Arrangement (Hong Kong). Otherwise, we may not be able to enjoy the preferential withholding tax rate of 5% under the tax arrangement and therefore be subject to withholding tax at a rate of 10% with respect to dividends to be paid by Xinda Group (assuming such dividends were considered sourced within the PRC) to us through HK Engineering Plastics. Any such taxes on dividends could materially reduce the amount of dividends, if any, we could pay to our shareholders.

However, if we were deemed as a “resident enterprise,” the new “resident enterprise” classification could result in a situation in which an up to 10% PRC tax is imposed on dividends we pay to our non-PRC shareholders that are not PRC tax “resident enterprises”. In such event, we may be required to withhold an up to 10% PRC tax on any dividends paid to non-PRC resident enterprise shareholders. Our non-PRC resident enterprise shareholders also may be responsible for paying PRC tax at a rate of 10% on any gain realized from the sale or transfer of our ordinary shares in certain circumstances if such income is considered PRC-sourced income by relevant tax authorities. We would not, however, have an obligation to withhold PRC tax with respect to such gain.

On December 15, 2009, the State Administration of Taxation (“SAT”) released the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises (“Circular 698”) that reinforces the taxation of non-listed equity transfers by non-resident enterprises through overseas holding vehicles. Circular 698 is retroactively effective from January 1, 2008.  Circular 698 addresses indirect share transfer as well as other issues.  According to Circular 698, where a foreign (non-PRC resident) investor who indirectly holds shares in a PRC resident enterprise through a non-PRC offshore holding company indirectly transfers equity interests in a PRC resident enterprise by selling the shares of the offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of its residents is not taxable, the foreign investor is required to provide the PRC tax authority in charge of that PRC resident enterprise with certain relevant information within 30 days of the transfer. The tax authorities in charge will evaluate the offshore transaction for tax purposes. In the event that the tax authorities determine that such transfer is abusing forms of business organization lack of reasonable commercial purpose or for purpose of avoidance of PRC income tax liability, the PRC tax authorities will have the power to re-assess the nature of the equity transfer under the doctrine of substance over form. If the relevant tax authority’s challenge of a transfer is successful, it may disregard the existence of the offshore holding company that is used for tax planning purposes and require seller to pay PRC tax on the capital gain from such transfer.  Circular 698 also points out that when a non-resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authorities have the power to make a reasonable adjustment on the taxable income of the transaction. Since Circular 698 has a short history, there is uncertainty as to its application. We (or a foreign investor) may become at risk of being taxed under Circular 698 and may be required to expend valuable resources to comply with Circular 698 or to establish that we (or such foreign investor) should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations (or such foreign investor’s investment in us).

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

On August 8, 2006, six PRC regulatory agencies, namely, the PRC Ministry of Commerce, or MOFCOM, the State Assets Supervision and Administration Commission, or SASAC, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, or CSRC, and SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006. The M&A Rule purports, among other things, (i) to require any PRC company, enterprise or individual that intends to merge or acquire its domestic affiliated company in the name of an overseas company which it lawfully established or controls, to apply for MOFCOM’s  examination on and approval for the  proposed merger or acquisition; and (ii) to require SPVs, formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled directly or indirectly by PRC companies or individuals, to obtain the approval of CSRC prior to publicly listing their securities on an overseas stock exchange. However, there are substantial uncertainties regarding the interpretation, application and enforcement of these rules, and CSRC has yet to promulgate any written provisions or formally to declare or state whether the overseas listing of a PRC-related company structured similar to ours is subject to the approval of CSRC. As a result, we are not sure whether the M&A Rule would require us or our entities in China to obtain the approval from either MOFCOM or CSRC or any other regulatory agencies in connection with the transaction contemplated by the share transfer contracts which were entered into between Mr. Jie Han, Mr. Qingwei Ma and Hong Kong Engineering Plastics Company Limited on June 26, 2008 , the transaction contemplated in the Agreement and Plan of Merger entered into by and among NB Telecom, Favor Sea (BVI) and the shareholders of Favor Sea (BVI) on December 24, 2008 (detailed description of both of the two aforesaid transactions and relevant contracts can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on April 14, 2010) the adoption and performance of the option agreement dated May 16, 2008 between Ms. Piao and Mr. Han.

Further, in the event MOFCOM or CSRC deems it necessary for us to obtain its approval prior to our entry into the aforesaid agreements, we could be subject to severe penalties. The M&A Rule does not stipulate the specific penalty terms, therefore, we are unable to determine what penalties we may face, and how such penalties may affect our business operations or future strategy.

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

Pursuant to PRC laws and regulations, construction or expansion of a building or a production facility is subject to various permits and approvals from different government authorities. In connection with the construction of Xinda Group’s factory and production facilities, which has already been completed and put into operation, we obtained a project approval from Administration Committee of Harbin Economic and Technological & High-tech Development Zone and an approval for the environmental impact assessment report on the construction project of Xinda Group in 2003. However, certain other necessary permits relating to the construction and operation of Xinda Group’s factory and production facilities are outstanding. Failure to obtain all necessary approvals/permits may subject us to various penalties, such as fines or being required to vacate from the facilities where we currently operate our business.

Increased environmental regulation in China could increase our costs of operation.

Certain processes utilized in the production of modified plastics result in toxic by-products. To date, the Chinese government has imposed only limited regulation on the production of these by-products, and enforcement of the regulations has been sparse. Recently, however, there is a substantial increase in focus on the Chinese environment, which has inspired considerable new regulation. Because we plans to export plastics to the U.S. and Europe in coming years, we have developed certain safeguards in our manufacturing processes to assure compliance with the environmental protection standard ISO/TS16949 Quality Assurance Standard, the European Union’s RoHS Standards and Germany’s PAHs Standards.  Furthermore, we are in the process of applying for the U.S.’s UL Safety Certification, ISO14001 Environmental Management System Certification and OHSAS18001 Occupational Health Management System Certification. This compliance regimen brings us into compliance with all Chinese environmental regulations. Additional regulation, however, could increase our cost of doing business, which would impair our profitability.

Our independent registered public accounting firm’s audit documentation related to their audit reports included in our annual report may include audit documentation located in the Peoples’ Republic of China. The Public Company Accounting Oversight Board currently cannot inspect audit documentation located in China and, as such, you may be deprived of the benefits of such inspection.

Our independent registered public accounting firm that issues the audit reports included in our annual reports filed with the U.S. Securities and Exchange Commission, as auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Our operations are conducted in China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities. Accordingly, no audit documentation located in China related to our independent registered public accounting firm’s reports included in our filings with the U.S. Securities and Exchange Commission is currently inspected by the PCAOB.

Inspections conducted by the PCAOB outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. This lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating audit documentation located in China and its related quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections.  Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

We may fail to develop and maintain an effective system of internal controls over financial reporting.  As a result, we may not be able to accurately report our financial results or prevent fraud and current and potential shareholders could lose confidence in the integrity of our financial reports, which could harm our business and the trading price of our common stock.

Prior to our listing on the US stock exchange, we were a private company with all business operations within China. Our accounting and reporting system was designed to satisfy local statutory requirements and internal management needs. We had limited accounting personnel and resources to address internal control over financial reporting for the purpose of compliance with U.S. GAAP and SEC reporting requirements. Management concluded that our internal controls over financial reporting were ineffective as of December 31, 2012, due to two material weaknesses. The material weaknesses relate to (i) inadequate controls over the preparation of U.S. GAAP financial statements and disclosures due to lack of personnel with sufficient understanding, experience and training in U.S. GAAP and compliance with the SEC reporting requirements, and (ii) insufficient controls over  cash disbursements and monitoring the construction in progress.

Our management is committed to strengthening our internal controls and complying with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”).  In 2012, we continued to implement a plan, pursuant to which (1) our accounting staff obtained external training of US GAAP and SEC reporting by qualified entity in 2012, (2) we continue to seek senior qualified people with requisite expertise and knowledge to help improve our internal control procedures.

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

We may be subject to or be liable for US taxes, interest and penalties.

Because we incur cumulative losses in the U.S., we do not believe that we owe U.S. federal income taxes for the taxable years ended December 31, 2012 and 2011. However, there can be no assurance that the IRS will agree with this position, and therefore we ultimately could be held liable for U.S. federal income taxes, interest and penalties.

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

As of December 31, 2012, Xinda Group operated three separate factories located at 9 Qinling Road (the “Qinling Road Factory”), 9 North Dalian Road (the “Dalian Road Factory”) and 9 Jiangnan First Road (the “Jiangnan Road Factory”), respectively. Xinda Group owns the titles to the land and premises of the Qinling Road Factory.  Xinda Group leases land and premises of the Dalian Road Factory from Xinda High-Tech. Xinda Group is in the process of acquiring the titles to the land and premises at Jiangnan Road Factory. Xinda Group’s leases will expire on April 30, 2015. If we are unable to renew our lease on acceptable terms in due course or if our lease is terminated by the lessor unilaterally for the Dalian Road Factory or acquire the titles to the land and premises at Jiannan Road Factory:

●	we may be unable to find a new property with the amenities and in the location we require for our factories, which may result in a factory closure;

●	we may have to relocate to a less desirable location;

●	we may have to relocate to a location with facilities that do not meet our requirements;

●	we may incur significant costs in connection with identifying, securing and relocating to a replacement location; or

●	our factories may experience significant disruption in operations and, as a result, we may be unable to produce products during the period of disruption.

Any of these events may materially and adversely affect our business, prospects, results of operations and financial condition.

A sharp increase in the demand or the price for raw materials may have a negative impact on our results of operations if we are unable to pass on increases in the cost of raw materials to our customers on a timely basis.

The total cost of raw materials made up approximately 98% of our cost of revenues in both 2012 and 2011.

Currently, plastic resins are mainly used as a raw material in China’s plastic parts molding industry. The market prices of plastic resins may fluctuate due to changes in supply and demand conditions in that industry. Any sudden shortage of supply or significant increase in demand of plastic resins and additives may result in higher market prices and thereby increase our cost of sales. The prices of plastic resins and additives are, to a certain extent, affected by the price movement of crude oil which caused the price of raw materials to fluctuate. In addition, under the terms of our customer agreements, we can only increase the sales price for our products if the cost of our raw materials increases by more than 5%. As a result, our inability to increase the selling price of our products to cover increases of less than 5%, may limit our profitability.

Our assets are primarily located in China. So any dividends or proceeds from liquidation are subject to the approval of the relevant Chinese government agencies.

Our assets are primarily located inside China. Under the laws governing FIEs in China, dividend distribution and liquidation are allowed but subject to respective administrative procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the Board of Directors and be subject to foreign exchange rules governing such repatriation. Any liquidation is subject to the decision of the highest authority of the company, the relevant government agency’s approval and supervision (including but not limited to the local branch of MOFCOM), as well as the whole process of liquidation under PRC laws and regulations, including without limitation personnel resettlement, assets disposition, settlement of debts and creditor’s rights as well as deregistration, which process could be very time-consuming and complex. Since the dividend distribution procedure is subject to foreign exchange rules governing such repatriation, risks may arise for our investors when Xinda Group pays dividend to us through HK Engineering Plastics. Furthermore, the liquidation procedure is a complex and time consuming procedures subject to government approvals, additional risks and costs may arise for our investors in the process.

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

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. Dollar. Under the 2005 policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an appreciation of the Renminbi against the U.S. dollar of approximately 28.8% from July 21, 2005 to December 31, 2012. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. Dollar.

We receive all of our revenues in Renminbi. The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the China. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi are to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies.

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

The holders of the Series D Preferred Stock have the right to require us to redeem all or a portion of the outstanding shares of the Series D Preferred Stock, subject to certain restriction on the redemption date, at a price per share equal to an amount that would yield a total internal rate of return of 15% to such holder on the original issue price of $6.25 per share, upon the occurrence of any of the following events: (i) our failure to achieve an adjusted consolidated net income of RMB608 million for fiscal year 2013, (ii) a breach by us, XD Engineering Plastics or Mr. Han of certain provisions of the financing documents in connection with the issuance and sale of the Series D Preferred Stock, which breach gives rise to a material adverse effect on us or which materially diminishes the value of the Series D Preferred Stock, (iii) the commencement by the Company or any of its subsidiaries of any bankruptcy, insolvency, reorganization or the like, or (iv) the appointment of a custodian, receiver, liquidator, assignee, trustee or other similar officials of the Company or any of its subsidiaries for the winding up or liquidation of its affairs. In the event we are required to redeem the Series D Preferred Stock, if we have insufficient cash available and do not have access to bank borrowings, we may have to liquidate assets to fund such redemption. Any such liquidation may yield proceeds lesser than might otherwise be the case.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Physical Plant and Production

Our executive offices and production facilities are located in the Harbin Development Zone in the City of Harbin, which is the provincial capital of Heilongjiang Province in northeast China. Our owned facility has a total usable area of 7,359 square meters (79,212 square feet). The facility includes six buildings with one office building attached by one workshop, one storage room, one transformer station, and two guard rooms. All the company’s properties are insured by China Pacific Property Insurances Co., Ltd.

The land on which our owned facility is located measures 14,715 square meters (158,391 square feet). The land use right was issued to Xinda Group by the City of Harbin and will expire in 2053. We also have a long-term lease of the production facilities with Harbin Xinda High-Tech Co., Ltd (“Xinda High-Tech”). The land on which our leased facility is located measures 16,537 square meters (178,009 square feet). The facility we rent includes three buildings with two office buildings attached by one workshop respectively and one guard room.

On May 9, 2011, Harbin Xinda, a subsidiary of China XD, entered into a purchase agreement with Harbin Shengtong Engineering Plastics Co. Ltd. (“Harbin Shengtong”) as amended on June 1, 2011. The legal representative of Harbin Shengtong is a former employee of Harbin Xinda. Pursuant to the purchase agreement, Harbin Xinda will purchase from Harbin Shengtong land use rights and a plant consisting of five workshops and a building (the “Project”), in exchange for a total consideration of RMB435 million (approximately US$67.3 million) in cash. Harbin Shengtong is responsible to complete the construction of the plant and workshops according to Harbin Xinda’s specifications. Once the Project is fully completed and accepted by Harbin Xinda, Harbin Shengtong shall transfer titles of the Project to Harbin Xinda. During the year ended December 31, 2011, the Company paid Harbin Shengtong a cash deposit of RMB118.9 million (equivalent to US$18.9 million). In December 2011, two workshops were completed and subsequently placed into service by the Company. Accordingly, the cost of these two workshops of approximately RMB59.5 million (equivalent to US$9.5 million) was recorded in workshops and buildings as of December 31, 2011. The allocable cost of the land use right related to the two workshops of approximately RMB24.1 million (equivalent to US$3.8 million) was recorded in land use rights in the Company’s balance sheet as of December 31, 2011. In December 2012, the remaining three workshops were completed and placed into service by the Company. Accordingly, the cost of these three workshops of approximately RMB139.6 million (equivalent to US$22.2 million) was recorded in workshops and buildings as of December 31, 2012. The allocable cost of the land use right related to the two workshops of approximately RMB40.5 million (equivalent to US$6.5 million) was recorded in land use rights in the Company’s balance sheet as of December 31, 2012. The titles of the five workshops and the related land use rights are expected to be transferred to the Company once the Project is completed in the second half of 2013.

As of December 31, 2012, we had approximately 390,000 metric tons of production capacity across 88 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems, including the newly launched three additional workshops with 30 production lines completed the trial-run in December of 2012 and further expanded our annual capacity potential by approximately 135,000 metric tons and support our future growth in 2013.

The process of manufacturing modified plastic consists of modifying a standard plastic (polypropylene, ABS, PA6, PA66, etc.) by adding various agents and additives that will alter the physical and/or functional characteristics of the plastic. Catalysts are added that facilitate the desired chemical reactions, all of which occurs in a specially designed equipment. The resulting plastics are then extracted from the equipment by an extraction technique that is proprietary to Xinda Group. Further processing may involve additional blending, extrusion, cooling and cutting, homogenizing and packing, as needed to meet the customer’s requirements.

In addition to its unique extraction technology, Xinda Group has developed its own techniques and equipment for many of the steps in the production process. Among the aspects of production for which Xinda Group has proprietary technology are product formulae, a technique for combining extruder screws, and certain stuffing techniques. With these unique formulas and techniques, our products can satisfy clients’ standard requirements at a lower cost than competitive products.

Our facilities have been certified under the following international qualifications criteria: ISO9001: 2000 quality management system certification and ISO/TS16949: 2002 international auto parts industry quality systems certification. The government of China has designated Xinda Group as a National Torch Project and a National Spark Plan Project, and has given Xinda Group the “Most Valuable High Tech in China” award. Xinda Group is an executive member of the Council of the Chinese Automobile Parts Association, a member of the Chinese Modified Plastics Professional Committee, a member of the Chinese Plastics Engineering Committee and Heilongjiang Province Post Doctoral Working Station.

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

	Common Stock
	High	Low
Fiscal Year Ended December 31, 2011
First Quarter	7.35	5.12
Second Quarter	5.67	3.18
Third Quarter	5.55	3.10
Fourth Quarter	5.41	3.78

Fiscal Year Ending December 31, 2012
First Quarter	5.82	4.71
Second Quarter	5.62	4.40
Third Quarter	4.78	3.52
Fourth Quarter	4.36	3.70

Number of Holders

As of March 20, 2013, there were 427 record holders of our common stock.

Interwest Transfer Company Inc. is the registrar and transfer agent for our common stock. Its address is 1981 Murray Holladay Road, Suite 100, Salt Lake City, UT  84117 USA, telephone: (801) 272-9294.

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

The following table provides certain information with respect to the Company’s Plan in effect as of December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options and nonvested shares (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)

Stock options	148,500	8.01
Nonvested shares	513,000	-
Total	661,500

As of December 31, 2012, the number of securities remaining available for future issuance under equity compensation plans was 4,948,715 shares.

 Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 7, 2011, the Board of Directors approved a stock repurchase program that allows the Company to repurchase up to US$10 million of its stock until May 31, 2012. On September 28, 2011, the Company purchased 21,000 shares of its common stock in the public stock market for a total consideration of US$92,694. The stock repurchase program expired on May 31, 2012.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in this Item 7, “Management’s Discussion and Analysis or Plan of Operation,” regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: global and domestic economic conditions generally and the automotive modified plastics market specifically, legislative or regulatory changes that affect our business, including changes in environmental regulations and control policies over the domestic automotive industry, the availability of working capital, the introduction of competing products, and other risk factors described herein. These risks and uncertainties, together with the other risks described from time-to-time in reports and documents that we filed with the SEC should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

General

China XD Plastics Company Limited (“China XD”, “we”, and the “Company”, and “us” or “our” shall be interpreted accordingly) is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China. Through our wholly-owned operating subsidiaries in China, we develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 246 certifications from manufacturers in the automobile industry as of December 31, 2012. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province. Our Research and Development (the “R&D”) team consists of 118 professionals and  18 consultants, including three consultants who are members of Chinese Academy of Engineering, and one consultant who is the former chief scientist of Specialty Plastics Engineering Institute of Jilin University. As a result of the integration of our academic and technological expertise, we have a portfolio of 69 patents, one of which we have obtained the patent rights and the remaining 68 of which we have applications pending in China as of December 31, 2012.

Our products include seven categories: polypropylene (PP), acrylonitrile butadiene styrene (ABS), modified engineering plastics, polyamides (PA or nylon), environment-friendly plastics, specialty engineering plastics and polyether ether ketone (PEEK). The Company's products are primarily used in the production of exterior and interior trim and functional components of more than 23 automobile brands and 70 automobile models manufactured in China, including Audi, Volkswagen, BMW, GM, Mazda, Toyota, Cherry, Geely and Hafei new energy vehicles. Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing bases in Harbin, Heilongjiang in the PRC. As of December 31, 2012, we had approximately 390,000 metric tons of production capacity across 83 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems, including the newly launched three additional workshops with 30 production lines completed the trial-run in December of 2012 and further expanded our annual capacity potential by approximately 135,000 metric tons and support our future growth in 2013.

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

We depreciate and amortize our property, plant and equipment and land use rights, using the straight-line method of accounting over the estimated useful lives of the assets. We make estimates of the useful lives of property, plant and equipment, including the salvage values, and land use rights in order to determine the amount of depreciation and amortization expense to be recorded during each reporting period. The estimated useful life is the period over which the long-lived assets are expected to contribute directly or indirectly to the future cash flows of the Company.

We evaluate long-lived assets, including property, plant and equipment, and land use rights for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We assess recoverability by comparing carrying amount of a long-lived asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, we recognize an impairment charge based on the amount by which the carrying amount exceeds the estimated fair value of the asset or asset group. We estimate the fair value of the asset or asset group through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Assets to be disposed are reported at the lower of carrying amount or fair value less costs to sell, and are no longer depreciated.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In establishing the required allowance, we consider historical losses adjusted to take into account current market conditions, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.

We extend unsecured credit to customers with good credit history. We review our accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end. We have not experienced any material write-offs in history.

Valuation of Inventories

Our inventories are stated at the lower of cost or market. We routinely evaluate quantities and value of our inventories in light of current market conditions and market trends, and record a write-down against the cost of inventories for a decline in market. Expected demand and anticipated sales price are the key factors affecting our inventory valuation analysis. For purposes of our inventory valuation analysis, we develop expected demand and anticipated sales prices primarily based on sales orders as well as industry trends and individual customer analysis. We also consider sales and sales orders after each reporting period-end but before the issuance of our financial statements to assess the accuracy of our inventory valuation estimates. Historically, actual demand and sales price have generally been consistent with or greater than expected demand and anticipated sales price used for purposes of the our inventory valuation analysis. The evaluation also takes into consideration new product development schedules, the effect that new products might have on the sale of existing products, product obsolescence, customer concentrations, product merchantability and other factors. Market conditions are subject to change and actual consumption of inventories could differ from forecasted demand. Furthermore, the price of plastic resins, our primary raw material, is subject to fluctuations based on global supply and demand. Our management continually monitors the changes in the purchase price paid for plastic resins, including advances to suppliers, and the impact of such change on our ability to recover the cost of inventory and our prepayments to suppliers. Our products have a long life cycle and obsolescence has not historically been a significant factor in the valuation of inventories. We have not experienced any material inventory write-downs before.

Income Tax Uncertainties and Realization of Deferred Income Tax Assets

Our income tax provision, deferred income tax assets and deferred income tax liabilities are recognized and measured primarily based on actual and expected future income, PRC statutory income tax rates, PRC tax regulations and tax planning strategies. Significant judgment is required in interpreting tax regulations in the PRC, evaluating uncertain tax positions, and assessing the realizability of deferred income tax assets. Actual results could differ materially from those judgments, and changes in judgments could materially affect our consolidated financial statements. As of December 31, 2012 and 2011, we had total gross deferred income tax assets of US$556,677 and US$1,005,361, respectively. We record a valuation allowance to reduce our deferred income tax assets if, based on the weight of available evidence, we believe expected future taxable income is not likely to support the use of a deduction or credit in that jurisdiction. We evaluate the level of our valuation allowances quarterly, and more frequently if actual operating results differ significantly from forecasted results. As of December 31, 2012 and 2011, our valuation allowance against deferred income tax assets was US$556,677 and US$1,005,361, respectively. The change in valuation allowance was attributable primarily to deferred income tax assets, consisting primarily of tax losses carryforward of China XD and Favor Sea (US) Inc. which in our judgment, are not more likely than not to be realized as tax benefits in view of the cumulative loss positions of these entities.

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

Probability of the redemption of Series D convertible preferred stocks

At the date of issuance, we recognized our redeemable Series D convertible preferred stocks at their fair value. Under the terms of the Series D preferred stock agreement,  the redeemable Series D convertible preferred stock becomes redeemable upon the occurrence of certain events, the most significant being if for the years ended December 31, 2011, 2012 and 2013, the Company does not meet the Actual Profit Targets, as defined and prescribed in the Series D preferred stock agreement. Based on the terms of the redeemable Series D preferred stock agreement, the redemption amount would be US$119 million as of December 31, 2012 and US$137 million as of December 31, 2013.

For the years ended December 31, 2011 and 2012, our Actual Profit, as defined in the Series D preferred stock agreement, was RMB379 million and RMB524 million, respectively, which exceeded the 2011 Actual Profit Targets of RMB360 million and the 2012 Actual Profit Targets of RMB468 million.  Accordingly, the redeemable Series D convertible preferred stocks are not currently redeemable.

In addition, since we believe the Company will meet the Actual Profit Targets of RMB608 million for the year ending December 31, 2013, we have concluded it is not probable that the redeemable Series D convertible preferred stocks will become redeemable.  As a result, we have not adjusted the initial carrying value of the redeemable Series D convertible preferred stocks.

The determination of the probability that the redeemable Series D convertible preferred stocks will become redeemable required us to project a Actual Profit Targets for the year ending December 31, 2013. The calculation of a Actual Profit Targets for the year ending December 31, 2013 required us to consider various estimates and assumptions, including among other things, future market demand and unit selling prices of products and product mix, revenue growth rates of different products, unit costs of raw materials, production capacity and utilization ratio, gross margin percentages, operating expenses to revenues ratio, projected working capital needs, capital expenditures forecasts, interest rate and income tax rate.

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

We estimated the fair value of our share options using the Black-Scholes Option Pricing model. The model incorporates subjective assumptions. The expected volatility was based on implied volatilities from traded options and historical volatility of the Company’s common stock. The risk free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. There is no expected dividend yield, as the Company has not paid dividend and does not anticipate paying dividend over the term of the grants.

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

Fair Value Measurements

We apply the provisions of ASC Subtopic 820-10, Fair Value Measurements, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements.  The fair values are measured pursuant to the three levels defined as follow:

●	Level 1: inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●
Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3: inputs to the valuation methodology are unobservable and significant to the fair value.

The fair values of the warrants outstanding as of December 31, 2012 and 2011 were determined based on the Black-Scholes option pricing model, using the following key assumptions:

	Series A Investor Warrants		Series A Placement Agent Warrants		Series C Placement Agent Warrants
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012	2011
Exercise price (per share)	4.9	4.9	5.5	5.5	7.5	7.5
Risk-free interest rate per annum	0.3%	0.4%	0.3%	0.4%	0.1%	0.2%
Expected volatility	48.8%	72.0%	48.8%	72.0%	77.4%	55.4%
Expected dividends yield	0%	0%	0%	0%	0%	0%
Expected term (years)	1.9	2.9	1.9	2.9	0.5	1.5

Results of Operations

The following table sets forth, for the periods indicated, statements of income data in thousands of USD:

	For the Years Ended December 31,
(in thousands, except	2012		2011
percentages)	Amount	%	Amount	%
Revenues	$599,819	100%	$381,625	100%
Cost of revenues	$456,012	76%	$285,802	75%
Gross profit	$143,807	24%	$95,823	25%
Total operating expenses	$31,929	5%	$18,961	5%
O Operating income	$111,878	19%	$76,862	20%
InIncome before income taxes	$115,384	19%	$78,629	21%
Income tax expenses	$29,516	5%	$18,110	5%
Net income	$85,868	14%	$60,519	16%

Revenues

Revenues were US$599.8 million, an increase of US$218.2 million, or 57.2%, as compared to US$381.6 million in 2011, due to approximately 48.1% increase in sales volume and 7.5% increase in the average RMB selling price of our products. The increase of sales volume was driven by the strong demand of modified plastics in the PRC market and higher penetration of our business in our existing markets supported by our newly installed twenty production lines in December 2011, as well as the marketing efforts to develop new customers. Such increase in demand was driven by increasing demand for middle and high-end automobiles by Chinese consumers, continuing substitution of imported modified plastics by domestic suppliers, as well as the increase of plastic content on the per-vehicle-basis in China. The increase of average selling price was due to the shift of product mix towards higher-end products as well as higher raw material prices that we have been able to effectively pass through to our customers.

The following table summarizes the breakdown of revenues by categories in millions of US$:

	Revenues
(in millions, except percentage)	For the Years Ended December 31,
	2012		2011
	Amount	%	Amount	%	Change in Amount	Change in %
Modified Polypropylene (PP)	284.3	47.4%	185.0	48.5%	99.3	53.7%

Engineering Plastics	124.5	20.8%	70.9	18.6%	53.6	75.6%

Modified Polyamide (PA)	48.9	8.1%	26.3	6.9%	22.6	85.9%

Alloy Plastics	37.8	6.3%	28.3	7.4%	9.5	33.6%

Environment Friendly Plastics	72.1	12.0%	32.6	8.5%	39.5	121.2%

Modified Acrylonitrile Butadiene Styrene (ABS)	24.7	4.1%	20.3	5.3%	4.4	21.7%

Sub-total	592.3	98.7%	363.4	95.2%	228.9	63.0%

After-sales service	7.5	1.3%	18.2	4.8%	(10.7)	(58.8)%
Total Revenues	599.8	100%	381.6	100%	218.2	57.2%

The following table summarizes the breakdown of metric tons (MT) by product mix:

	Sales Volume
(in MTs, except percentage)	For the Years Ended December 31,
	2012		2011
	MT	%	MT	%	Change in MT	Change in %
Modified Polypropylene (PP)	136,698	61.0%	99,051	65.5%	37,647	38.0%

Engineering Plastics	25,284	11.3%	14,885	9.8%	10,399	69.9%

Modified Polyamide (PA)	10,228	4.6%	6,167	4.1%	4,061	65.9%

Alloy Plastics	10,753	4.8%	9,427	6.2%	1,326	14.1%

Environment Friendly Plastics	31,784	14.2%	14,368	9.5%	17,416	121.2%

Modified Acrylonitrile Butadiene Styrene (ABS)	9,235	4.1%	7,373	4.9%	1,862	25.3%

Total sales volume	223,982	100%	151,271	100%	72,711	48.1%

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

Gross Profit and Gross Margin

	For the Years Ended December 31,		Change
(in millions, except percentage)	2012	2011	Amount	%
Gross Profit	$143.8	$95.8	$48.0	50.1%
Gross Margin	24.0%	25.1%		(1.1)%

Gross profit was US$143.8 million in 2012 compared to US$95.8 million in 2011, representing an increase of 50.1%. Our gross margin decreased to 24.0% in 2012 from 25.1% in 2011 mainly due to the decrease of post-sales service revenue.

General and Administrative Expenses

	For the Years Ended December 31,		Change
(in millions, except percentage)	2012	2011	Amount	%
General and Administrative Expenses	$10.0	$7.1	$2.9	40.8%
as a percentage of revenues	1.7%	1.8%		(0.1)%

General and administrative (“G&A”) expenses were US$10.0 million in 2012 compared to US$7.1 million in 2011, representing an increase of 40.8%, or US$2.9 million. This increase is primarily due to increase of US$1.9 million payroll resulting from raised average salary and increased headcount, and of US$0.7 million share based compensation.

On a percentage basis, G&A expenses in 2012 decreased to 1.7% of revenues from 1.8% in 2011.

Research and Development Expenses

	For the Years Ended December 31,		Change
(in millions, except percentage)	2012	2011	Amount	%
Research and Development Expenses	$21.6	$11.6	$10.0	86.2%
as a percentage of revenues	3.6%	3.1%		0.5%

Research and development (“R&D”) expenses were US$21.6 million  in  2012 compared with US$11.6 million in 2011, an increase of US$10.0 million, or 86.2%, reflecting  increased research and development activities on new products primarily in consumption of raw materials for various experiments for automotive applications from automobile manufacturers as well as other non-automotive applications.  As of December 31, 2012, the number of ongoing research and development projects was 194, an increase of 85 from 109 as of December 31, 2011, including 47 newly added during the fourth quarter ended December 31, 2012.  The consumption of raw materials for these projects increased by 97% for the year ended December 31, 2012.

We expect to complete and realize economic benefits on approximately 30% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.

Operating Income

Total operating income was US$111.9 million in 2012 compared to US$76.8 million in 2011, representing an increase of 45.6% or US$35.1 million. This increase is primarily due to higher gross profit, partially offset by higher G&A and R&D expenses.

 Interest Income (Expenses)

	For the Years Ended December 31,		Change
(in millions, except percentage)	2012	2011	Amount	%
Interest Income	$4.6	$0.7	$3.9	557.1%
Interest Expenses	(4.6)	(1.8)	(2.8)	155.6%
Net Interest Expenses	$0.0	$(1.1)	$1.1	100%

Net interest expenses was US$25,678  in 2012 compared to that of net interest expenses of  US$1.1 million in 2011, primarily due to US$3.9 million increase in interest income generated from term deposits and restricted cash for the year ended December 31, 2012.

Foreign Currency Exchange Gains

	For the Years Ended December 31,		Change
(in millions, except percentage)	2012	2011	Amount	%
Foreign currency exchange gains	$0.6	$0.8	$(0.2)	(25.0)%
as a percentage of revenues	0.1%	0.3%		(0.2)%

Foreign currency exchange gain was US$ 0.6 million in 2012, compared to US$0.8 million in 2011.

Change in Fair Value of Warrants Liabilities

	For the Years Ended December 31,		Change
(in millions, except percentage)	2012	2011	Amount	%
Change in fair value of warrants liabilities	$2.9	$1.9	$1.0	52.6%
as a percentage of revenues	0.5%	0.5%		0.0%

Change in fair value of warrants liabilities was a gain of US$2.9 million in 2012, compared to a gain of US$1.9 million in 2011, primarily due to the change of fair value of warrants driven by the fluctuation of stock prices in the respective periods. On a percentage basis, change in fair value of warrants liabilities in 2012 remained stable to 0.5% of revenues as compared to that in 2011.

Income Taxes

	For the Years Ended December 31,		Change
(in millions, except percentage)	2012	2011	Amount	%
Income before Income Taxes	$115.4	$78.6	$36.8	46.8%
Income Tax Expense	(29.5)	(18.1)	(11.4)	63.0%
Effective income tax rate	25.6%	23.0%		2.6%

The increase of the effective income tax rate for the year ended December 31, 2012 when compared to the same period in 2011 is primarily due to an internal reorganization, in which all assets and liabilities, business and employees of Harbin Xinda were transferred to Xinda Group.  Harbin Xinda is being liquidated after the transfer.  Harbin Xinda was an Advanced and New Technology Enterprise and was entitled to a preferential income tax rate of 15% in 2011.  Xinda Group remains subject to income tax at 25% after the transfer.

The effective income tax rate of 25.6% for the year ended December 31, 2012 differs from the PRC statutory income tax rate of 25% primarily due to (i) the net operating loss of one of the Company's PRC subsidiaries, which is to be merged into another subsidiary in 2013.  Pursuant to the PRC tax laws and regulations, its losses cannot be carried forward to the surviving entity, after the merger, (ii) subpart F income for controlled foreign operations and (iii) non-deductible entertainment expenses.

The effective income tax rate of 23.0% for the year ended December 31, 2011 differs from the PRC statutory income tax rate of 25% primarily due to (i) the preferential income tax rate of 15% entitled by Harbin Xinda, as an Advanced and New Technology Enterprise and (ii) the additional 50% bonus deduction against taxable income for the research and development expenses incurred by the Xinda Group Material Research.

Our PRC subsidiaries have US$148.7 million of cash and cash equivalents, restricted cash and time deposits as of December 31, 2012, which is planned to be indefinitely reinvested in the PRC. The distributions from our PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities on undistributed earnings of our PRC subsidiaries.

Net Income

As a result of the above factors, we had a net income of US$85.9 million in 2012 compared to net income of US$60.5 million in 2011.

Selected Balance Sheet Data as of December 31, 2012 and 2011:

	Selected Balance Sheet Data
	2012	2011	Change
(in millions, except percentage)			Amount	%
Cash and cash equivalents	83.8	135.5	(51.7)	(38.2)%
Restricted cash	16.9	11.1	5.8	52.3%
Time deposits	48.0	-	48.0	-
Accounts receivable, net of allowance for doubtful accounts	143.8	45.2	98.6	218.1%
Inventories	78.3	45.0	33.3	74.0%
Property, plant and equipment, net	223.8	100.9	122.9	121.8%
Land use rights, net	10.5	4.1	6.4	156.1%
Total assets	611.6	360.6	251.0	69.6%
Short-term bank loans	162.1	31.5	130.6	414.6%
Bills payable	15.8	22.2	(6.4)	(28.8)%
Income tax payable	8.5	5.8	2.7	46.6%
Accrued expenses and other current liabilities	34.4	3.2	31.2	975.0%
Redeemable Series D convertible preferred stock	97.6	97.6	-	-
Stockholders' equity	264.4	173.9	90.5	52.0%

Our financial condition continues to improve as measured by an increase of 52.0% in shareholders’ equity as of December 31, 2012 compared to December 31, 2011. Accounts receivable increased by 218.1% as a result of increase in revenues and increase in turnover days from 34 days in 2011 to 56 days in 2012.  Short term loans increased by 414.6% to meet our needs to finance working capital and capital expenditures for future growth, and accrued expenses and other current liabilities increased by 975.0% primarily due to payables for purchase of property, plant and equipment.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production lines. We have financed these requirements primarily from cash generated from operations, short-term bank borrowings, and the issuance of our convertible preferred stocks and other equity financings. As of December 31, 2012 and 2011, we had US$83.8 million and US$135.5 million, respectively, in cash and cash equivalents, which were primarily deposited with banks in China (including Hong Kong). As of December 31, 2012, we had US$162.1 million outstanding short-term bank loans, including US$66.0 million unsecured loans, US$72.2 million loans secured by accounts receivable, and US$23.9 million loans secured by time deposits.  These loans bear a weighted average interest rate of 6.1% per annum and have terms of no longer than one year and do not contain any renewal terms. We have historically been able to make repayments when due.  In addition, we obtained a line of credit from below banks during 2012.

A summary of lines of credit for the year ended December 31, 2012 and the remaining line of credit as of December 31, 2012 is as below:

(in millions)	Year 2012
	Lines of Credit, Obtained			Remaining Available
Name of Financial Institution	Date of Approval	RMB	USD	USD
Bank of Communication	January 17, 2012	100.0	16.1	0.0
Bank of Longjiang, Heilongjiang	March 30, 2012	150.0	24.1	0.0
Bank of China	June 26, 2012	150.0	24.1	0.2
HSBC	June 28, 2012	93.5	15.0	2.0
Guangdong Development Bank	August 28, 2012	30.0	4.8	0.0
Industrial and Commercial Bank of China	October 11,2012	300.0	48.2	0.0
Agriculture Bank of China	December 7,2012	200.0	32.1	16.1
China Construction Bank	December 19, 2012	175.0	28.1	20.1
Total		1,198.5	192.5	38.4

We have historically been able to make repayments when due.  In addition, as of December 31, 2012, we have contractual obligations to pay (i) lease commitments in the amount of US$1.6 million, including US$0.7 million due in 2013; (ii) plant construction in the amount of US$27.8 million; (iii) warehouse construction in the amount of US$0.8 million; and (iv) equipment acquisition in the amount of US$1.5 million, all of capital commitments are due in 2013.

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

The following table sets forth a summary of our cash flows for the periods indicated.

	For the Years Ended December 31,
(in millions US$)	2012	2011

Net cash provided by (used in) operating activities	(31.5)	67.3
Net cash used in investing activities	(144.9)	(62.4)
Net cash provided by financing activities	123.9	105.6
Effect of foreign currency exchange rate changes on cash and cash equivalents	0.7	2.3
Net increase (decrease) in cash and cash equivalents	(51.7)	112.8
Cash and cash equivalents at the beginning of year	135.5	22.7
Cash and cash equivalents at the end of year	83.8	135.5

Operating Activities

Net cash used in operating activities was US$31.5 million in 2012, as compared to US$67.3 million provided by operating activities in 2011. This decrease of US$98.8 million net cash in operating activities was primarily due to (i) increase of approximately US$214.9 million in cash operating expenditures, including raw material purchases, rental and personnel costs, (ii) the increase of approximately US$15.5 million income tax payment in 2012 resulting from increase in income before taxes and increase of income tax rate as a result of internal reorganization and (iii) the increase of interest expenses approximately US$1.8 million as a result of increase of average loan balance. The increase of cash operating expenditures and income tax payment were partially offset by (i) the increase of approximately US$130.7 million in cash collected from our customers in the twelve months ended December 31, 2012 resulting from increasing sales during the year and (ii) the increase of approximately US$2.7 million in interest income.

Investing Activities

Net cash used in the investing activities was US$144.9 million for the year ended December 31, 2012 as compared to US$62.4 million for the same period of last year, mainly due to the increase of US$35.0 million purchase and deposits for property, plant and equipment and land use rights in order to expand the production capacity, and of US$47.5 million net time deposits purchase to earn interest income.

Financing Activities

Net cash provided by the financing activities was US$123.9 million for in 2012, primarily as a result of $243 million borrowings of short-term bank loans from local banks, which was offset by US$114.3 million repayments of bank borrowings, as well as US$4.8 million placement of restricted cash as collateral for bank borrowings for the year ended December 31, 2012.

Net cash provided by the financing activities was $105.6 million in 2011, primarily as a result of $100 million and $30.6 million proceeds from issuance of Series D convertible preferred stock and bank loans, which were partially offset by our repayment of $21.7 million bank loans and $1.8 million interest free loan to a related party.

As of December 31, 2012, our cash and cash equivalents balance was US$83.8 million, compared to US$135.5 million at December 31, 2011.

Days Sales Outstanding (DSO) has increased from 34 days for the year ended December 31, 2011 to 56 days for the year ended December 31, 2012 as a result of overall China economic slowdown and its impact to our industry. It takes longer to collect from our customers. Our DSO is still below industry average. The average DSO for the automotive modified plastic industry is generally 90 days based on our industry experience. We anticipate our DSO to remain this level for the early next year.

Industry Standard Customer and Supplier Payment Terms (days) as below:

Year ended December 31, 2012 and 2011
Customer Payment Term	Payment in advance/up to 90 days
Supplier Payment Term	Payment in advance/up to 30 days

Inventory turnover days increased from 44 days for the year ended December 31, 2011 to 49 days for the year ended December 31, 2012, due to inventory buildup in anticipation of increasing demand from our customers in the following quarters.

The Company is required to pay deposits to the suppliers in the range of 20% of total purchase contract amounts. The Company makes advanced orders of raw materials based upon (1) the demand and supply situation in the raw materials market, and (2) the forecasted demand of products. All of the raw materials relating to advances to suppliers as of December 31, 2012 have been subsequently received by the Company in January 2013.

Based on past performance and current expectations, we believe our cash and cash equivalents and cash generated from operations and short-term bank borrowings will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations for at least the next 12 months.

All of the Company’s revenues and majority of its expenses were denominated in Renminbi (“RMB”), the currency of the PRC. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. The Company does not engage in currency hedging. Inflation has not had a material impact on the Company’s business.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of December 31, 2012 are as follows:

Contractual obligations	Total	Payment due less than 1 year	2 – 3 years	4-5 years	More than 5 years
Lease commitments	1,577,821	691,608	886,213	-	-
Plant construction	27,759,958	27,759,958	-	-	-
Warehouse construction	791,753	791,753	-	-
Equipment acquisition	1,462,189	1,462,189	-	-	-
Total	31,591,721	30,705,508	886,213	-	-

On March 8, 2013, Xinda Holding (HK) Company Limited ("Xinda Holding (HK)") entered into an investment agreement for the establishment of a 300,000 Metric Tons Plastics New Material Production, R&D and Training Center (the "Investment Agreement") with the People's Government of Shunqing District, Nanchong City, Sichuan Province, pursuant to which, Xinda Holding (HK) will invest through its PRC affiliate or otherwise approximately RMB1.7 billion (equivalent to US$270 million) in property, plant and equipment  and approximately RMB0.6 billion (equivalent to US$100 million) in working capital from 2013 to 2015.

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

A hypothetical 1.0% increase in the annual interest rate for all of our credit facilities under which we had outstanding borrowings as of December 31, 2012 would decrease income before income taxes by approximately $1.62 million for the year ended December 31, 2012. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

All of our revenues are collected in and substantially all of our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the $1.00 U.S. dollar until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the People's Bank of China allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. On December 31, 2012, the RMB traded at 6.2301 RMB to 1.00 U.S. dollar.

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

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries as of and for the years ended December 31, 2012 and 2011, including the notes thereto, together with the report of our independent registered public accounting firm, are presented beginning on page F-1 of this report and are incorporated into this Item 8.

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

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2012 due to the material weaknesses described below under Management’s Report on Internal Control Over Financial Reporting, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was ineffective. This assessment identified two material weaknesses related to (i) inadequate controls over the preparation of U.S. GAAP financial statements and disclosures due to lack of personnel with sufficient understanding, experience and training in U.S. GAAP and compliance with the SEC reporting requirements and (ii) insufficient controls over  cash disbursements and monitoring construction in progress.  The Company will recruit qualified accounting personnel with sufficient understanding, experience and training in U.S. GAAP and continue engaging qualified entities to arrange training for financial and accounting personnel on a periodic basis to so that they could have adequate knowledge about U.S. GAAP and the SEC reporting requirements.

Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report.

(c)   Changes in Internal Control over Financial Reporting

There were no changes in its internal controls over financial reporting in the fourth quarter of 2012 that would materially affect, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our current directors and executive officers are as follows:

Name	Age	Title	Date of Initial Appointment
Jie Han	47	Chief Executive Officer and Chairman of the Board of Directors	December 31, 2008
Taylor Zhang	34	Chief Financial Officer and Director	May 14, 2009
Qingwei Ma	38	Chief Operating Officer and Director	December 31, 2008
Lawrence W. Leighton (1)(2)(3)	78	Independent Director	May 14, 2009
Feng Li (1)(2)(3)	50	Independent Director	November 14, 2012
Linyuan Zhai (1)(2)(3)	63	Independent Director	May 14, 2009
Homer Sun (2)(4)	41	Independent Director	January 1, 2012
Jun Xu(4)	37	Independent Director	September 28, 2011
Junjie Ma	37	Chief Technology Officer	May 26, 2009

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

Taylor Zhang. Mr. Zhang has over ten years of experience in finance and operation in a broad range of industries. From May 2008 to March 2009, Mr. Zhang served as Chief Financial Officer of Advanced Battery Technologies, Inc (NASDAQ: ABAT). From 2007 to 2008, he served as Executive Vice President of Finance of China Natural Gas, Inc. (NASDAQ: CHNG). From 2005 to 2007, Mr. Zhang worked as a research analyst in New York Private Equity. From 2000 to 2002, he was employed as Finance Manager by Datong Thermal Power Limited. He holds a MBA from University of Florida and a Bachelor’s Degree in mechanical and electronic engineering from Beijing Technology and Business University.

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

Junjie Ma. Mr. Ma graduated from Beijing University of Science and Technology, majored in Polymer materials and engineering. He was appointed acting Chief Technology Officer of China XD in 2009.  From December 2008 to May 2009, Mr. Ma served as a member of our Board of Directors. He was a technician of Harbin Longjiang Electrical Plant from 1997 to 2004 and was a supervisor and manager of Harbin Xinda Macromolecule Material Inc. from 2004 to 2007. Since 2008, he was elected to be Head of Research Institute of Harbin Xinda Macromolecule Material Co., Ltd. Mr. Junjie Ma is a polymer materials engineer and has developed more than 120 plastic additives, modified plastics for automobiles and engineering plastics among which 50 products have been approved by auto enterprises. A number of products have been awarded as the National Torch Program projects, Spark Projects and Harbin City Important New Products project.

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

Linyuan Zhai.  Mr. Zhai, 63, worked for China FAW Group Corporation for 37 years and has abundant experience in terms of technology, production, and business management. He is one of the pioneers and outstanding contributors of FAW Group’s success. Since 2000, Mr. Zhai has served as general manager of FAW Sihuan Products Co., Ltd., an automobile manufacturing company. From August 1998 to December 2000, Mr. Zhai was the manufacturing section chief at FAW Sihuan Head Office.  From August 1992 to August 1998, Mr. Zhai was the factory manager at FAW Sihuan Auto Warm Air Blower Factory. In 2000, as deputy general manager, successfully led the initial public offering of Four Ring Company, a subsidiary of FAW Group, a leader in the vehicle manufacturing industry based in China. Mr. Zhai received his business management degree from Changchun University.

Homer Sun. Mr. Sun, 41, is a Managing Director of Morgan Stanley and leads Morgan Stanley Private Equity Asia’s China Investments.  Mr. Sun has been at Morgan Stanley since 1999 and serves on Morgan Stanley’s China Management Committee, which is comprised of the Morgan Stanley’s senior business leaders within China.  Mr. Sun currently serves as a director on the boards of several Chinese companies, including Sihuan Pharmaceutical Group, China Shanshui Cement Group, China Flooring and Yongye International.  From 2000 to 2006, Mr. Sun worked in Morgan Stanley’s Investment Banking Division in the Mergers and Acquisitions Group in Hong Kong where he worked on a wide range of mergers and acquisitions in Greater China.  Prior to joining Morgan Stanley, Mr. Sun practiced as a mergers and acquisitions lawyer with the law firm Simpson Thacher & Bartlett in New York and Hong Kong from 1996 to 2000.  Mr. Sun received a B.S.E. in Chemical Engineering magna cum laude from the University of Michigan and a J.D. cum laude from the University of Michigan Law School.

Jun Xu. Mr. Xu, 37, is an Executive Director of Morgan Stanley. Mr. Xu joined Morgan Stanley Private Equity Asia in 2008 after spending six years in investment banking advising Chinese clients on financing transactions and cross-border mergers and acquisitions. Prior to joining Morgan Stanley in 2005, he was with Goldman Sachs in Hong Kong SAR from 2002 to 2005. Mr. Xu focuses on the group's private equity transactions in China. Mr. Xu received dual Bachelor Degrees in both international trade and computer science magna cum laude from Shanghai Jiaotong University and an M.B.A. with honours from the University of Michigan.

Feng Li. Mr. Li, age 50, is a deputy director at Plastics Processing R&D Center of Beijing Research Institute of the Chemical Industry, as well as a member of the Science and Technology Committee of Beijing Research Institute of the Chemical Industry. He has substantial experience in technology, production, and business management in the chemical industry. Under his leadership in various senior roles including Vice General Manager, Director, and Chief Engineer, responsible for project design, investment, management and finance, Mr. Li successfully launched and operated several joint ventures between Beijing Chemical Industry Research Institute (Group), a subsidiary of China Petroleum & Chemical Corp (Sinopec), the largest refiner in Asia, and Jiangnan Mould & Plastic Co. Ltd., Shenzhen Petrochemical and Plastics Co. Ltd., Suzhou Anli Chemical Co., Ltd., and others. Mr. Li is also on the committee of Venture Capital for Innovative Small-Medium size Enterprises under the Ministry of Science and Technology of the People’s Republic of China. Mr. Li received a B.S. in polymer material from Nanjing Institute of Chemical Technology and a Master’s Degree from Beijing University of Chemical Technology. Mr. Li also attended MBA program at China Sinopec Management Institute of Business Administration and studied as an exchange scholar at the University of Technology in Sydney, Australia.

Mr. Robert L. Brisotti served as a member of the Board of Directors and its Audit, Compensation and Nominating Committees from October 4, 2010 to October 4, 2012. On October 4, 2012, he resigned from the Board of Directors. There were no disagreements between Mr. Brisotti and the Company on any matter relating to the Company's operations, policies or practices.

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

Taylor Zhang: Mr. Zhang has over ten years of experience in finance and operations in a broad range of industries.  He was the former Chief Financial Officer of Advanced Battery Technologies, Inc. (NASDAQ: ABAT) and has a MBA from University of Florida.

Qingwei Ma: Mr. Ma served as the Company’s Chief Operating Officer since 2008. Mr. Ma has over 15 years of experience in the modified plastics industry. Prior to joining China XD, has was a member of the senior management team of Harbin Xinda Nylon Factory and was awarded the Heilongjiang First Professional Manager Qualification Certificate in 2004.

Lawrence W. Leighton: Mr. Leighton has over 46 years of experience as an investment banker and corporate executive advising both large and small corporations in both foreign countries and the United States.

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

Feng Li: Mr. Li contributed to our Board of Directors extensive experience in modified plastics industry and his connection with major automobile manufacturers in China. Mr. Li received a B.S. in polymer material from Nanjing Institute of Chemical Technology and a Master’s Degree from Beijing University of Chemical Technology. Mr. Li also attended MBA program at China Sinopec Management Institute of Business Administration and studied as an exchange scholar at the University of Technology in Sydney, Australia.

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

Meetings of the Board of Directors

The Board of Directors held 5 meetings during 2012. No director attended fewer than 75% of the meetings of the Board of Directors which were held after the director was elected to the Board. No director attended less than 75% of any meeting of a committee of which the director was a member in fiscal year 2012.

Involvement in Certain Legal Proceedings

None of our directors and officers has been involved in any of the legal proceedings specified in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board of Directors

Our Board of Directors has an Audit Committee, a Nominating Committee, and a Compensation Committee. Our Board of Directors has determined that Lawrence W. Leighton, Feng Li, Linyuan Zhai and Homer Sun, the members of these committees, are “independent” under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board of Directors has also determined that these persons have no material relationships with us — either directly or as a partner, stockholder or officer of any entity — which could be inconsistent with a finding of their independence as members of our Board of Directors.

Audit Committee

The Audit Committee was established on May 26, 2009.  The Audit Committee operates under a written charter.  The Audit Committee Charter can be found on our website at cxdc.irpage.net and can be made available in print free of charge to any shareholder who requests it.

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

The Audit Committee held 6 meetings during 2012. The members of the Audit Committee during 2012 were Lawrence Leighton, Robert Brisotti, Feng Li and Linyuan Zhai. Mr. Robert Brisotti resigned from the Board, Audit Committee and Compensation Committee on October 4, 2012 and was replaced by Mr. Feng Li who resumed all vacancies from Mr. Brisotti’s departure. Mr. Leighton served as the Chairman of the Audit Committee. Each of the above-listed Audit Committee members were or are considered “independent” under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, as determined by the Board of Directors.

Our Board of Directors has determined that we have at least one audit committee financial expert, as defined in the Exchange Act, serving on our Audit Committee. Lawrence Leighton is the “audit committee financial expert” and is an independent member of our Board of Directors.

AUDIT COMMITTEE REPORT

The Audit Committee has reviewed and discussed our consolidated financial statements for the fiscal year ended December 31, 2012, including significant accounting policies applied by the Company in its consolidated financial statements, as well as alternative treatments with management and the Company’s independent registered public accounting firm.  The Committee has discussed with the independent registered public accounting firm all matters required by the standards of the Public Company Accounting Oversight Board (the “PCAOB”), including those described in Statement on Auditing Standards No. 61, Communication with Audit Committee, as amended.

In addition, the Committee has received the letter from the independent registered public accounting firm required by the applicable PCAOB requirements concerning auditor independence, and the Committee has discussed with the independent registered public accounting firm their independence from the Company and its management. The Committee has also considered whether the independent registered public accounting firm’s provision of non-audit services to the Company could affect the accountant’s independence. The Committee has concluded that the independent registered public accounting firm is independent from the Company and its management. The Committee has discussed with the Company’s independent registered public accounting firm the overall scope and plans for its audit.

Based on the Audit Committee’s review of the matters noted above and its discussions with our independent registered public accounting firm and our management, the Audit Committee recommended to the Board of Directors that the financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Respectfully submitted by:

Lawrence Leighton (Chair)

Feng Li

Linyuan Zhai

Nominating Committee

The Nominating Committee was established on May 26, 2009.  The purpose of the Nominating Committee is to assist the Board of Directors in identifying qualified individuals to become members of the Board of Directors, in making recommendations to the Board of Directors as to the independence of each director, in monitoring significant developments in the law and practice of corporate governance and of the duties and responsibilities of directors of public companies, and in leading the Board of Directors in any annual performance self-evaluation, including establishing criteria to be used in connection with such evaluation.  The Nominating Committee held one meeting during 2012.

The members of the Nominating Committee during 2012 were Lawrence Leighton, Robert Brisotti, Feng Li and Linyuan Zhai. Mr. Zhai served as the Chairman of the Nominating Committee.  Mr. Li joined the Nominating Committee in November 2012 following Mr. Brisotti’s resignation from and his appointment to the Board of Directors. Each of the above-listed Nominating Committee members were or are considered “independent” under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, as determined by the Board of Directors.

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

Compensation Committee

The Compensation Committee was established on May 26, 2009. The members of the Compensation Committee during 2012 were Lawrence Leighton, Robert Brisotti, Feng Li Homer Sun and Linyuan Zhai. Homer Sun was elected as a member of the Compensation Committee on January 1, 2012. Mr. Li served as the Chairman of the Compensation Committee since November 2012, when he joined the Board of Directors, after Mr. Brisotti’s resignation in October 2012.

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

The Compensation Committee discharges the Board of Directors’ responsibilities relating to compensation of the Company’s executive officers and administers our 2010 Stock Incentive Plan. The Committee has overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the Company. The Compensation Committee held 1 meeting during 2012.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Such persons also are required to furnish our company with copies of all Section 16(a) forms they file.  Based solely on our review of copies of such forms received by us, we believe that during the fiscal year 2012, all of the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

In 2012, pursuant to the Company’s 2011 Executive Compensation Program which sets forth cash and stock compensation of the Company’s executives and directors, including the Company’s named executive officers, the executive officers are entitled to receive compensation as follows:

Compensation for Mr. Jie Han, the Company’s Chief Executive Officer: For fiscal year 2012, Mr. Han is entitled to a base salary of $486,962 (RMB 3,072,000). In addition, Mr. Han may receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year.

Compensation for Mr. Taylor Zhang, the Company’s Chief Financial Officer:  For fiscal year 2012, Mr. Zhang is entitled to a base salary of $180,000. On August 7, 2010, Mr. Zhang received options to purchase up to 100,000 shares of the Company’s common stock at the exercise price of $8.01 per shares and 14,000 non-vested shares under our 2009 Stock Option / Stock Issuance Plan. One-third of the stock options shall vest on the every anniversary of the grant date over a three-year period. The non-vested shares will vest on the third anniversary of the grant date. On August 7, 2012, Mr. Zhang received 28,000 non-vested shares under our 2009 Stock Option/Stock Issuance Plan.  The restricted shares shall vest on the third anniversary of the grant date. In addition, Mr. Zhang may receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year.

Compensation for Mr. Qingwei Ma, the Company’s Chief Operating Officer:  For fiscal year 2012, Mr. Ma is entitled to a base salary of $$244,749 (RMB1,544,000). On August 7, 2010, Mr. Ma was granted options to purchase up to 75,000 shares of the Company’s common stock at the exercise price of $8.01 per share and 12,000 nonvested shares under our 2009 Stock Option / Stock Issuance Plan. One-third of the stock options shall vest on the every anniversary of the grant date over a three-year period. The non-vested shares will vest on the third anniversary of the grant date. On August 7, 2012, Mr. Ma received 28,000 non-vested shares under our 2009 Stock Option/Stock Issuance Plan. The restricted shares shall vest on the third anniversary of the grant date. In addition, Mr. Ma may receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year.

The following table is a summary of the compensation paid to our executive officers for the two years ended December 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compens- ation ($)	Total ($)

Jie Han,	2012	485,551	-	-	-		-	-	-	485,551
CEO	2011	61,622	-	-	-		-	-	-	61,622

Qingwei Ma,	2012	204,887	-	42,792	56,045	(1)	-	-	-	303,724
COO	2011	64,249	-	26,280	56,000		-	-	-	146,529

Taylor Zhang,	2012	138,544	-	47,180	74,726	(1)	-	-	-	260,450
CFO	2011	129,436	-	30,660	74,667		-	-	-	234,763

(1)	Stock and option awards represent the amount of stock compensation expense recognized in 2012 in accordance with FASB ASC 718.

The following is a summary of all options, unvested stock and equity incentive plans for our executive officers for the year ended December 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Name of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Grant date fair value of stock or units of stock that have not vested ($)
Jie Han, CEO	0	-	-	-	-	-	-
Taylor Zhang, CFO	Common Stock	33,333	33,333	8.01	August/7/2013	42,000	215,460
Qingwei Ma, COO	Common Stock	25,000	33,333	8.01	August/7/2013	40,000	202,320
Junjie Ma, CTO	Common Stock	8,333	8,333	8.01	August/7/2013	30,000	149,580

2009 Stock Option / Stock Issuance Plan

On May 26, 2009, we adopted our 2009 Stock Option / Stock Issuance Plan, supplemented by “Stock Award Grant Supplemental Provisions” in August 2011 (the “Plan”), under which 7,800,000 shares of common stock are reserved for issuance.  The Plan provides for the grant of the following types of incentive awards: (i) stock options and (ii) stock issuances. Each of these is referred to individually as an “Award.” Those who are eligible for Awards under the Plan include employees, directors and independent contractors who provide services to the Company and/or its affiliates.

Number of Shares of Common Stock Available Under the Plan

The Board of Directors has reserved 7,800,000 shares of the common stock for issuance under the Plan. As of December 31, 2012, 2,401,285 stock awards and 445,500 stock options have been granted under the Plan.  Currently, approximately 100 employees and directors are eligible to participate in the Plan.

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

Shares of common stock subject to outstanding options shall be available for subsequent issuance under the Plan to the extent (1) the options expire or terminate for any reason prior to exercise in full or (2) the options are cancelled in accordance with the Plan. Unvested shares issued under the Plan and subsequently repurchased by the Company, at a price per share not greater than the option exercise or direct issue price paid per share, pursuant to the Company’s repurchase rights under the Plan shall be added back to the number of shares of common stock reserved for issuance under the Plan and shall accordingly be available for reissuance through one or more subsequent option grants or direct stock issuances under the Plan.

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

Unless otherwise determined by the Board of Directors, after a termination of service with the Company, a participant will be able to exercise the vested portion of his or her option for (i) 90 days following his or her termination (or within such other period of time as may be specified by the Company, but in any event no later than the date of expiration of the option term) for reasons other than death, disability or misconduct, (ii) one year following his or her termination (or within such other period of time as may be specified by the Company, but in any event no later than the date of expiration of the option term) due to death or disability. Unless otherwise determined by the Board of Directors, if a participant ceases to be employed by the Company on the account of (i) termination by the Company for defined misconduct, any option held by the participant shall (A) terminate on the date on which the participant ceases to be employed by, or provide service to, the Company, or the date on which such option would otherwise expire, if earlier.

The administrator of the Plan shall have the discretion to grant options that are exercisable for unvested shares. Should the optionee’s service cease while the shares issued upon the early exercise of the optionee’s option are still unvested, the Company shall have the right to repurchase any or all of the unvested shares in accordance with the Plan.

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

Should the participant cease to remain in service while holding one or more unvested shares issued under the Plan or should the performance objectives not be attained with respect to one or more such unvested shares, then the Company has the right to repurchase the unvested shares at the lower of (a) the purchase price paid per share or by the participants (b) the fair market value per share on the date participant’s service ceased or the performance objective was not attained. The terms upon which such repurchase right shall be exercisable shall be established by the Board of Directors and set forth in the document evidencing such repurchase right.

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

Change of Control

In the event of a change of control, each outstanding option which is at the time outstanding will automatically become fully vested and exercisable and be released from any restrictions on transfer and repurchase or forfeiture rights, and the restrictions and conditions on all outstanding stock issuances will lapse immediately prior to the specified effective date of such change of control, for all of the shares at the time represented by such option or stock issuance. An outstanding option shall not so fully vest and be exercisable and released from such limitations and a stock issuance will not be released from such restrictions and restrictions on stock issuances if and to the extent: (i) such option or stock issuance is, in connection with the change in control, either to be assumed by the successor corporation or parent thereof or to be replaced with a comparable option, stock appreciation right or stock issuance with respect to shares of the capital stock of the successor corporation or parent thereof, or (ii) such option or stock issuance is to be replaced with a cash incentive program of the successor corporation or parent thereof which preserves the compensation element of such option or stock issuance existing at the time of the change in control and provides for subsequent payout in accordance with the same vesting schedule applicable to such option or stock issuance. The determination of option or stock issuance comparability under clause (i) above shall be made by the Board of Directors.

Effective upon the consummation of the change of control, all outstanding options or stock issuances under the Plan will terminate and cease to remain outstanding, except to the extent assumed by the successor company or its parent.

Amendment and Termination of the Plan

The Board of Directors has the authority to amend, alter, suspend or terminate the Plan, except that shareholder approval will be required for any amendment to the Plan to the extent required by any applicable laws. No amendment, alteration, suspension or termination of the Plan will impair the rights of any participant, unless mutually agreed otherwise between the participant and the Board of Directors and which agreement must be in writing and signed by the participant and the Company. The Plan will terminate on May 26, 2019, unless the Board of Directors terminates it earlier or it is extended by the Company with the approval of the shareholders.

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

On December 31, 2011, Jie Han and China XD’s subsidiary, Xinda Group, entered into an employment agreement and an employment memorandum, pursuant to which Mr. Han receives a monthly salary of RMB 256,000 (approximately US$40,580) and awards of shares of China XD’s common stock and options to purchase shares of China XD’s common stock, as determined by the Compensation Committee of the Board of Directors.  Also, Mr. Han will receive an annual performance-based salary of RMB 3,072,000 (approximately US$486,962), which amount is subject to the company’s achievement of the corresponding year’s performance goals.   The calculation of the annual performance-based salary is based on a method set forth in Xinda Group’s compensation management policy.  The term of employment is five years beginning on January 1, 2012.  The employer and employee may reach consent and terminate Mr. Han’s employment with Xinda Group, and Xinda Group may have the right to unilaterally terminate Mr. Han’s employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice. The employment agreement entered into between Mr. Han and Harbin Xinda on January 1, 2010 was terminated by a termination agreement executed by and among Mr. Han, Harbin Xinda and Xinda Group on December 31, 2011.

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

On December 31, 2011, Qingwei Ma and Xinda Group entered into an employment agreement and an employment memorandum, pursuant to which Mr. Ma receives a monthly salary of RMB 128,666 (approximately US$20,395) and awards of shares of China XD’s common stock and options to purchase shares of China XD’s common stock, as determined by the Compensation Committee of the Board of Directors.  Also, Mr. Ma will receive an annual performance-based salary of RMB 1,544,000 (approximately US$244,749), which amount is subject to the company’s achievement of the corresponding year’s performance goals.  The calculation of the annual performance-based salary is based on a method set forth in the Xinda Group’s compensation management policy.  The term of employment is five years beginning on January 1, 2012.  The employer and employee  may reach consent to terminate Mr. Ma’s employment with Xinda Group at any time and Xinda Group  has the right to unilaterally terminate Mr. Ma’s employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice. That employment agreement entered into between Mr. Ma and Harbin Xinda on January 1, 2010 was terminated by a termination agreement executed by and among Mr. Ma, Harbin Xinda and Xinda Group on December 31, 2011.

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

Potential Payments Upon Termination or Change in Control

We may be required to make severance payments upon termination of employment pursuant to the laws of the PRC and other applicable jurisdictions. Under the PRC Labor Contract Law, if an employment is terminated prior to the expiration of the employment term, unless the termination resulted from such employee’s certain fault, the employer shall pay a severance compensation for termination at an amount that is usually the average monthly salary of the 12-month period prior to termination multiplied by the number of years for which the terminated employee worked at the Company, subject to certain adjustment and restrictions if such employee’s base salary is sufficiently higher than that of the average in the municipal region. In addition, in the event that the employer terminates the employment in violation of the PRC Labor Contract Law, the applicable severance compensation for termination should be two times the aforementioned amount.  Furthermore, certain non-compete payment obligation may also apply upon termination of an employment, which payment amount pursuant to the Company’s standard non-compete agreement, if so entered into with the said employee, is one third the monthly base salary prior to the termination of such employee per month for 24 months following the termination.

Director Compensation

On December 30, 2009, our Board of Directors approved 2010 Executive Compensation Program which sets forth cash and stock compensation of the Company’s executives and directors.  Under the 2010 Executive Compensation Program, the Company’s employee directors receive no additional compensation for their services to the Company as directors, including the Chairman of the Board of Directors.  In addition, for fiscal year 2012, all non-employee directors who reside in China received an annual cash compensation of RMB 60,000 (approximately $9,511) and Lawrence Leighton and Robert Brisotti, the non-employee directors who reside outside of China, received annual cash compensation of $55,000 and $47,978.49,   respectively. In addition, , each non-employee directors other than the two directors appointed by the Series D Preferred Stockholder is entitled to a stock award equal to a number of shares of the Company’s common stock valued at $50,000 for those who reside outside of China and RMB50,000 (approximately $7,926) for Mr. Zhai who reside in China, based on the market value of the common stock at the time of the stock award and such stock award shall vest six months after the grant date. The Company did not issue this stock award during the year ended December 31, 2012 but accrued and recorded as share base compensation expense. The Company has repurchase rights on the unvested shares of the stock award.

The following is a summary of the compensation paid to our non-employee directors for the year ended December 31, 2012. Our employee directors do not receive compensation for their services to the Company as directors.

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Lawrence Leighton	55,000	-	-	-	-	-	55,000
Feng Li	745	-	-	-	-	-	745
Linyuan Zhai	9,511	-	--	-	-		9,511
Robert Brisotti	47,978	-	-	-	-	-	47,978

Service Agreements

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

On November 14, 2012, the Company entered into a Service Agreement with Feng Li.  Pursuant to the terms of the Service Agreement, the Company shall (i) pay Mr. Li a fee of RMB3,000 per month (RMB36,000 annually) for 18 months, and then RMB5, 000 per month (RMB60,000 annually starting from May 14, 2014; and (ii) award to ) award to Mr. Li under the Company’s 2009 Equity Incentive Plan and pursuant to the terms of a restricted stock award agreement RMB50,000 in restricted shares of common stock of the Company on an annual basis (the “Stock”), which shall vest in accordance with the terms of the restricted stock award agreement.  The Stock shall be valued at the average closing price for the ten trading days prior to May 14, 2014  the date of the execution of the Service Agreement, and prior to each anniversary thereof. The Stock shall vest after twelve months of each year subject to Mr. Li’s continued directorship with the Company, pursuant to such vesting schedule set forth in the restricted stock award agreement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 13, 2013, with respect to the beneficial ownership of the outstanding share capital of our Company by (i) any holder of more than five percent (5%) of any class of our voting securities; (ii) each of  our executive officers and directors; and (iii) our directors and executive officers as a group.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Jie Han (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 4120, New York, New York 10110)	Series B Preferred Stock	1,000,000	(3)	100.0%
Jie Han	Common Stock	32,510,131	(3)	68.3%
Qingwei Ma (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 4120, New York, New York 10110)	Common Stock	40,000		*
Junjie Ma (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 4120, New York, New York 10110)	Common Stock	30,000		*
Taylor Zhang (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 4120, New York, New York 10110)	Common Stock	42,000		*
Lawrence W. Leighton (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 4120, New York, New York 10110)	Common Stock	30,511		*
Linyuan Zhai (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 4120, New York, New York 10110)	Common Stock	4,229		*
Feng Li (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 4120, New York, New York 10110)	Common Stock	-		*
XD. Engineering Plastics Company Limited (address: Palm Grove House, P.O. Box 438, Road Town, Tortola, British Virgin Islands)	Series B Preferred Stock	1,000,000	(3)	100.0%
XD. Engineering Plastics Company Limited	Common Stock	24,382,598	(3)	51.3%
MSPEA Modified Plastics Holding Limited (address: c/o Walkers Corporate Services Limited, Walker House, 87 Mary Street, George Town, Grand Cayman KY1-9005, Cayman Islands)	Series D Preferred Stock	16,000,000	(4)	100.0%
Total Ownership of Common Stock by All Directors and Executive Officers as a Group		32,656,871		68.6%

 *           Less than 1%

(1)
The amount of beneficial ownership includes the number of shares of common stock and/or Series B Preferred Stock and/or Series D Preferred Stock, plus, in the case of each of the executive officer and directors and all officers and directors as a group, all shares issuable upon the exercise of the options held by them, which were exercisable as of March 13, 2013 or within 60 days thereafter. Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and the rules promulgated by the SEC, every person who has or shares the power to vote or to dispose of shares of common stock are deemed to be the “beneficial owner” of all the shares of common stock over which any such sole or shared power exists.

(2)	Based upon 47,563,772 shares of Common Stock outstanding, 1,000,000 shares of Series B Preferred Stock outstanding and 16,000,000 shares of Series D Preferred Stock outstanding as of March 20, 2013.
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

Related Party Transactions

Other than as described below, there have been no other transactions since January 1, 2011, or any currently proposed transaction, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $120,000 and in which any current or former director of officer of the Company, any 5% or greater shareholder of the Company or any member of the immediate family of any such persons had, or will have, a direct or indirect material interest other than as disclosed below.

On September 20, 2011, Mr. Han pledged 16,000,000 shares of common stock of the Company registered in the name of XD Engineering Plastics to MSPEA Modified Plastics Holding Limited, a Cayman Islands company and an affiliate of Morgan Stanley.

During the years presented, the Company entered into related party transactions with (i) Xinda High-Tech, an entity controlled by the wife of Mr. Han, the chief executive officer and controlling stockholder of the Company, and Mr. Han’s son, and  (ii)  Ms. Qiuyao Piao (“Ms. Piao”), who was the former owner of XD Engineering Plastics, the controlling stockholder of the Company.

The Company rents the following plant and office buildings in Harbin, Heilongjiang province from Xinda High-Tech and Mr. Han’s son:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Xinda High-Tech:
Plant and office building	23,894	317,033	Between May 1, 2009 and December 31, 2011
Plant and office building	23,644	317,033	Between January 1, 2012 and April 30, 2012
Plant and office building	20,250	649,902	Between May 1, 2012 and April 30, 2015
Office building	2,800	31,703	Between June 1, 2010 and December 31, 2011
Office building	500	9,511	Between January 1, 2011 and December 31, 2011
Office building	250	7,926	Between January 1, 2012 and December 31,2013
Office building	3,394	107,601	Between May 1, 2012 and April 30, 2015
Mr. Han’ son
Office building	3,134	15,852	Between January 1, 2012 and December 31, 2012

Total rental expenses paid or payable to Xinda High-Tech and Mr. Han’s son amounted to US$634,457 and US$349,721 during the years ended December 31, 2012 and 2011, respectively.

In 2010, Ms Piao, the former majority owner of XD Engineering Plastic advanced to the Company $1,769,145 which represents a U.S. dollar denominated interest free loan provided by Ms. Piao to fund the Company’s working capital. The advances were unsecured and did not have specific terms of repayment. This loan transaction was duly approved by our Audit Committee. The Company repaid US$240,426 and US$1,528,719 interest free loans on December 16 and December 19, 2011, respectively.

It is our policy that we will not enter into any related party transactions unless the Audit Committee or another independent body of the Board of Directors first reviews and approves such transaction over US$120,000.

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

Based on the application of the independence standards and the examination of all of the relevant facts and circumstances, the Board of Directors determined that none of the following directors had any material relationship with the Company and, thus, are independent under Rule 5605(a)(2) of the Marketplace Rules of NASDAQ:  Lawrence W. Leighton, Feng Li,  Linyuan Zhai, Homer Sun and Jun Xu. In accordance with the Marketplace Rules of NASDAQ, a majority of our Board of Directors is independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent accountants for the audits of our annual financial statements for our fiscal year ended December 31, 2012 and 2011 was KPMG.   The following table shows the fees paid and to be paid by us to KPMG and Moore Stephens Hong Kong (the “MSHK”), our former independent accountants for the audit of our annual financial statements for our fiscal year ended December 31, 2010.

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements and the review of our quarterly financial statements. We paid or accrued expenses of $940,511 and $614,102 related to KPMG's audits of our annual financial statements and reviews of our quarterly financial statements for the fiscal years ended December 31, 2012 and 2011. We paid or accrued expenses of $18,784 and $104,180 for the fiscal years ended December 31, 2012 and 2011 related to MSHK.

Tax Fees

During the fiscal years ended December 31, 2012 and 2011, there were nil and US$32,921 tax fees billed by KPMG, respectively for professional services rendered for tax compliance work and other tax related services.

All Other Fees

Fees for all other services and related expenses not included above were US$57,066 and nil, respectively, for the fiscal years ended December 31, 2012 and 2011, billed by KPMG for risk management advisory services.

Pre-Approval Policies and Procedures

The Audit Committee appoints the independent auditor each year and approves the audit, audit related and permissible non-audit services and fees proposed by the independent auditor.  All services described under the caption services and fees of independent auditors were approved.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a)  The following are filed with this Annual Report:

 (1)  The financial statements listed on the Financial Statements Table of Contents.

 (2)  Not applicable.

 (3)  The exhibits referred to below, which include the following management contracts or compensatory plans or arrangements:

●	2009 Stock Option / Stock Issuance Plan

●	Stock Award Grant Supplemental Provisions

●	Service Agreement effective as of October 4, 2010 between China XD Plastics Company Limited and Robert Brisotti

●	Service Agreement effective as of November 14, 2010 between China XD Plastics Company Limited and Linyuan Zhai

●	Service Agreement effective as of November 14, 2010 between China XD Plastics Company Limited and Lawrence W. Leighton

●	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Jie Han

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Jie Han

●	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Qingwei Ma

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Qingwei Ma

●	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Taylor Zhang

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Taylor Zhang

●	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Junjie Ma

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Junjie Ma

●	Service Agreement dated November 14, 2012 between China XD Plastics Company Limited and Feng Li

(b) The exhibits listed on the Exhibit Index are filed as part of this Annual Report.

(c) Not applicable.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Incorporated by Reference Herein from the Following Filing
3.1	Articles of Incorporation	Filed as an exhibit to the Company’s registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006.
3.2	Amendment to Articles of Incorporation	Filed as Appendix I of Company’s definitive information statement on Schedule 14C, as filed with the Securities and Exchange Commission on March 12, 2009.
3.3	Bylaws	Filed as an exhibit to the Company’s registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006.
3.4	Form of Second Amendment to Articles of Incorporation of the Company	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
3.5	Second Amended and Restated Bylaws	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 8, 2011.
3.6	Forms of Certificates of Correction	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
4.1	Specimen Stock Certificate	Filed as an exhibit to the Company’s registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006.
4.2	Certificate of Designation of Series A Convertible Preferred Stock	Filed as an exhibit to the Company’s definitive information statement on Schedule 14C, as filed with the Securities and Exchange Commission on March 12, 2009.
4.3	Certificate of Designation of Series B Preferred Stock	Filed as an exhibit to the Company’s definitive information statement on Schedule 14C, as filed with the Securities and Exchange Commission on March 12, 2009.
4.4	Form of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
4.5	Form of Series A Warrant to Purchase Common Stock	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
4.6	Form of Series B Warrant to Purchase Common Stock	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
4.7	Form of indenture with respect to senior debt securities, to be entered into between registrant and a trustee acceptable to the registrant, if any	Filed as an exhibit to the Company’s registration statement on Form S-3, as amended, as filed with the Securities and Exchange Commission on June 10, 2010.
4.8	Form of indenture with respect to subordinated debt securities, to be entered into between registrant and a trustee acceptable to the registrant, if any	Filed as an exhibit to the Company’s registration statement on Form S-3, as amended, as filed with the Securities and Exchange Commission on June 10, 2010.
4.9	Form of Common Stock Purchase Warrant	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
4.10	Registration Rights Agreement entered into by and between the Company and MSPEA Modified Plastics Holding Limited on August 15, 2011	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
4.11	Form of Certificate of Designation, Preferences and Rights of Series D Junior Convertible Preferred Stock	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.1	2009 Stock Option/Stock Issuance Plan	Filed as an appendix to the Company’s definitive proxy statement on Schedule 14A, as filed with the Securities and Exchange Commission on November 11, 2009.
10.2	District Entry Agreement and Memorandum dated April 14, 2010 by and between Harbin Xinda Macromolecule Material Co., Ltd. and Harbin Economic and Technological Development Zone Administration	Filed as an exhibit to the Company’s quarterly report on Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2010.
10.3	Letter Agreement, dated October 4, 2010, between China XD Plastics Company Limited and Rodman & Renshaw, LLC	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.4	Securities Purchase Agreement dated October 4, 2010, among China XD Plastics Company Limited and certain institutional investors	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.5	Amendment Agreement, dated as of September 30, 2010, to the Securities Purchase Agreement dated November 27, 2009 among China XD Plastics Company Limited and the purchasers named therein	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.6	Service Agreement effective as of October 4, 2010 between China XD Plastics Company Limited and Robert Brisotti	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 7, 2010.

10.7	Service Agreement dated November 14, 2010 between China XD Plastics Company Limited and Linyuan Zhai *	Filed as an exhibit to the Company’s current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.8	Service Agreement dated November 14, 2010 between China XD Plastics Company Limited and Lawrence Leighton	Filed as an exhibit to the Company’s current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.9	Stock Award Grant Supplemental Provisions	Filed as an exhibit to the Company’s current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.10	Securities Purchase Agreement entered into by and between the Company, MSPEA Modified Plastics Holding Limited, XD. Engineering Plastics Company Limited, and Mr. Jie Han on August 15, 2011	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.11	Stockholders’ Agreement entered into by and between MSPEA Modified Plastics Holding Limited, XD. Engineering Plastics Company Limited, and Mr. Jie Han on August 15, 2011	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.12	Form of Pledge Agreement by and between MSPEA Modified Plastics Holding Limited and XD. Engineering Plastics Company Limited	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.13	Form of Indemnification Agreement	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.14	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Jie Han *	Filed as an exhibit to the Company’s current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.15	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Jie Han	Filed as an exhibit to the Company’s current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.16	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Qingwei Ma *	Filed as an exhibit to the Company’s current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.17	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Qingwei Ma	Filed as an exhibit to the Company’s current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.18	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Taylor Zhang *	Filed as an exhibit to the Company’s current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.19	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Taylor Zhang	Filed as an exhibit to the Company’s current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.20	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Junjie Ma *	Filed as an exhibit to the Company’s current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.21	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Junjie Ma	Filed as an exhibit to the Company’s current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.22	Service Agreement dated November 14, 2012 between China XD Plastics Company Limited and Feng Li *	Filed herewith
14.1	Code of Business Conduct	Filed as an exhibit to the Company’s current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
16.1	Letter, dated December 31, 2008, from Robison, Hill & Co. to the Securities and Exchange Commission	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 31, 2008, and incorporated herein by this reference.
16.2	Letter, dated November 4, 2009 from Bagell Josephs Levine & Company, LLC, to the Securities and Exchange Commission	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 6, 2009.
16.3	Letter, dated August 15, 2011, from Moore Stephens Hong Kong, to the Securities and Exchange Commission	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
21.1	Subsidiaries of Registrant	Filed herewith
23.1	Consent of KPMG	Filed herewith
31.1	Certification of Principal Executive Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith
101.	Interactive Data Files	Filed herewith

* English translation

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2013

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
Taylor Zhang
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Jie Han	Chairman and Chief Executive Officer	March 25, 2013
Jie Han	(Principal Executive Officer)

/s/ Taylor Zhang	Chief Financial Officer	March 25, 2013
Taylor Zhang	(Principal Financial and Accounting Officer)

/s/ Qingwei Ma	Director	March 25, 2013
Qingwei Ma

/s/ Lawrence Leighton	Director	March 25, 2013
Lawrence Leighton

/s/ Feng Li	Director	March 25, 2013
Feng Li

/s/ Linyuan Zhai	Director	March 25, 2013
Linyuan Zhai

/s/ Homer Sun	Director	March 25, 2013
Homer Sun

/s/ Jun Xu	Director	March 25, 2013
Jun Xu

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
China XD Plastics Company Limited:

We have audited the accompanying consolidated balance sheets of China XD Plastics Company Limited and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China XD Plastics Company Limited and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG

Hong Kong, China
March 25, 2013

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	83,822,602	135,482,386
Restricted cash	16,915,359	11,128,106
Time deposits	47,955,923	-
Accounts receivable, net of allowance for doubtful accounts	143,843,764	45,232,013
Amounts due from a related party	219,360	78,912
Inventories	78,263,071	44,953,958
Prepaid expenses and other current assets	6,090,232	12,857,223
Total current assets	377,110,311	249,732,598
Property, plant and equipment, net	223,780,133	100,933,429
Land use rights, net	10,524,451	4,055,363
Deposits for purchase of land use rights and plant	-	5,608,765
Other non-current assets	169,414	264,662
Total assets	611,584,309	360,594,817
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCKS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans	162,076,050	31,459,032
Bills payable	15,810,340	22,243,760
Accounts payable	7,061,259	398,043
Income taxes payable	8,511,679	5,814,988
Accrued expenses and other current liabilities	34,442,983	3,213,181
Total current liabilities	227,902,311	63,129,004
Deferred income tax liabilities	20,733,959	22,102,431
Warrants liability	1,008,750	3,862,927
Embedded derivative liability	-	610
Total liabilities	249,645,020	89,094,972
Redeemable Series C convertible preferred stock	-	1,829
Redeemable Series D convertible preferred stock	97,576,465	97,576,465
Stockholders’ equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 47,584,772 shares and 47,548,367 shares issued, 47,563,772 shares and 47,527,367 shares outstanding as of December 31, 2012 and 2011, respectively	4,758	4,754
Treasury stock, 21,000 shares at cost	(92,694)	(92,694)
Additional paid-in capital	72,583,910	71,190,659
Retained earnings	177,208,492	91,340,855
Accumulated other comprehensive income	14,658,258	11,477,877
Total stockholders’ equity	264,362,824	173,921,551
Commitments and contingencies	-	-
Total liabilities, redeemable convertible preferred stocks and stockholders’ equity	611,584,309	360,594,817

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011
	US$	US$

Revenues	599,818,968	381,624,567
Cost of revenues	(456,011,715)	(285,801,786)
Gross profit	143,807,253	95,822,781

Selling expenses	(273,289)	(254,767)
General and administrative expenses	(10,069,273)	(7,066,480)
Research and development expenses	(21,586,074)	(11,640,243)
Total operating expenses	(31,928,636)	(18,961,490)

Operating income	111,878,617	76,861,291

Interest income	4,601,336	689,916
Interest expense	(4,627,014)	(1,810,566)
Foreign currency exchange gains	561,829	876,635
Government grant	114,385	154,742
Change in fair value of embedded derivative liability	610	295
Change in fair value of warrants liability	2,854,177	1,856,203
Total non-operating income, net	3,505,323	1,767,225

Income before income taxes	115,383,940	78,628,516

Income tax expense	(29,516,193)	(18,109,897)

Net income	85,867,747	60,518,619

Earnings per share of common stock:
Basic	1.35	1.17
Diluted	1.35	1.16

Net Income	85,867,747	60,518,619

Other comprehensive income
Foreign currency translation adjustment, net of nil income taxes	3,180,381	7,043,106

Comprehensive income	89,048,128	67,561,725

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Series B Preferred Stock		Common Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings	Comprehensive Income	Stockholders’ Equity
		US$		US$	US$	US$	US$	US$	US$
Balance at January 1, 2011	1,000,000	100	47,528,511	4,752	-	69,040,396	30,822,356	4,434,771	104,302,375
Net income	-	-	-	-	-	-	60,518,619	-	60,518,619
Other comprehensive income - Foreign currency translation adjustment, net of nil income taxes	-	-	-	-	-	-	-	7,043,106	7,043,106
Stock based compensation	-	-	-	-	-	649,265	-	-	649,265
Repurchase of common stock	-	-	(21,000)	-	(92,694)	-	-	-	(92,694)
Dividends to redeemable Series C convertible preferred stockholders	-	-	-	-	-	-	(120)	-	(120)
Stockholder contribution in connection with the issuance of redeemable Series D convertible preferred stocks	-	-	-	-	-	1,501,000	-	-	1,501,000
Issuance of common stock upon vesting of unvested shares	-	-	19,856	2	-	(2)	-	-	-
Balance as of December 31, 2011	1,000,000	100	47,527,367	4,754	(92,694)	71,190,659	91,340,855	11,477,877	173,921,551
Net income	-	-	-		-	-	85,867,747	-	85,867,747
Other comprehensive income - Foreign currency translation adjustment, net of nil income taxes	-	-	-	-	-	-	-	3,180,381	3,180,381
Stock based compensation	-	-	-		-	1,393,255	-	-	1,393,255
Dividends to redeemable Series C convertible preferred stockholders	-	-	-	-	-	-	(110)	-	(110)
Issuance of common stock upon vesting of unvested shares	-	-	36,405	4	-	(4)	-	-	-
Balance as of December 31, 2012	1,000,000	100	47,563,772	4,758	(92,694)	72,583,910	177,208,492	14,658,258	264,362,824

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
	US$	US$
Cash flows from operating activities:
Net income	85,867,747	60,518,619
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net provision for doubtful accounts	34,491	83,157
Depreciation and amortization	10,705,037	5,142,889
Stock-based compensation	1,393,255	649,265
Change in fair value of embedded derivative liability	(610)	(295)
Change in fair value of warrants liability	(2,854,177)	(1,856,203)
Foreign currency exchange gains, net	(561,829)	(876,635)
Gains on disposals of long-lived assets	-	(14,041)
Deferred income tax benefit	(1,574,995)	(465,163)
Change in operating assets and liabilities:
Restricted cash	(827,585)	(10,838,283)
Accounts receivable	(97,157,176)	(14,501,996)
Amounts due from a related party	(137,904)	(3,180)
Inventories	(32,494,523)	(17,836,035)
Prepaid expenses and other current assets	6,830,122	20,760,504
Other non-current assets	96,741	(264,662)
Bills payable	(12,998,869)	21,664,114
Accounts payable	6,576,382	(338,624)
Income tax payable	2,604,368	5,596,303
Accrued expenses and other current liabilities	3,044,530	(136,011)
Net cash provided by (used in) operating activities	(31,454,995)	67,283,723
Cash flows from investing activities:
Purchase of time deposits	(374,481,497)	-
Proceeds from maturity of time deposits	327,121,555	-
Purchases of and deposits for property, plant and equipment and land use rights	(97,492,169)	(62,489,867)
Proceeds from disposal of equipment	-	107,223
Net cash used in investing activities	(144,852,111)	(62,382,644)
Cash flows from financing activities:
Proceeds from bank borrowings	243,045,097	30,639,246
Repayment of bank borrowings	(114,369,501)	(21,664,113)
Redemption of redeemable Series C convertible preferred stock	(1,829)	-
Repayment of an interest free loan provided by a related party	-	(1,769,145)
Dividends paid to Series C convertible preferred stockholders	(110)	(792,240)
Purchase of treasury stock	-	(92,694)
Proceeds from issuance of redeemable Series D convertible preferred stock	-	100,000,000
Payment of issuance cost of redeemable Series D convertible preferred stock		(722,535)
Placement of restricted cash as collateral for bank borrowings	(4,775,204)	-
Net cash provided by financing activities	123,898,453	105,598,519
Effect of foreign currency exchange rate changes on cash and cash equivalents	748,869	2,262,022
Net increase (decrease) in cash and cash equivalents	(51,659,784)	112,761,620
Cash and cash equivalents at beginning of year	135,482,386	22,720,766
Cash and cash equivalents at end of year	83,822,602	135,482,386

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information:
Interest paid	3,618,679	1,830,365
Income taxes paid	28,486,820	12,978,757
Non-cash investing and financing activities:
Accrual for purchase of equipment	36,450,344	2,199,951
Accrual of issuance cost of redeemable Series D convertible preferred stock	-	200,000
Stockholder contribution in connection with the issuance of redeemable Series D convertible preferred stock (see note 13)	-	1,501,000

See accompanying notes to consolidated financial statements.

Note 1 – Description of business and significant concentrations and risks

China XD Plastics Company Limited (“China XD”) is a holding company that is incorporated in the U.S. State of Nevada.  China XD and its subsidiaries (collectively referred to hereinafter as the “Company”), is primarily engaged in the research and development, production and sales of modified and engineering plastics products in the People's Republic of China (“PRC”). The plastics products are primarily used in the automotive manufacturing industry and consist of the following major products categories: modified polypropylene (“PP”), modified polyamide (“PA”), alloy plastics, engineering plastics, modified acrylonitrile butadiene styrene (“ABS”) and environment friendly plastics.

The Company’s operations are primarily conducted through its subsidiaries in the PRC.  The Company’s other subsidiaries in the US, the British Virgin Islands (“BVI”), and Hong Kong, do not have significant operations.

Sales concentration

The Company sells its products, substantially through approved distributors in PRC.  The Company’s sales are highly concentrated.  Sales to six major distributors, which individually exceeded 10% of the Company’s revenues, are as follows:

	Year Ended December 31,
	2012		2011
	US$	%	US$	%
Distributor A	196,067,306	33%	135,375,295	35%
Distributor B	88,477,788	15%	48,781,591	13%
Distributor C	85,442,289	14%	53,018,945	14%
Distributor D	73,946,710	12%	25,950,006	7%
Distributor E	64,815,728	11%	47,660,870	12%
Distributor F	61,607,202	10%	29,896,919	8%
Total	570,357,023	95%	340,683,626	89%

The Company expects revenues from these distributors to continue to represent a substantial portion of its revenue in the future. Any factors adversely affecting the automobile industry in the PRC or the business operations of these customers will have a material effect on the Company’s business, financial position and results of operations.

Purchase concentration

The principal raw materials used for the Company’s production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon. The Company purchases substantially all of its raw materials through three distributors.  Raw material purchases from these three suppliers, which individually exceeded 10% of the Company’s total raw material purchases, accounted for approximately 98% and 98% of the Company’s total raw material purchases for the years ended December 31, 2012 and 2011, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company’s business, financial position and results of operations.

The Company has three production facilities, all of which are located in Harbin, Heilongjiang province of the PRC.  The Company purchased equipment from an equipment distributor, which accounted for 99% and 99% of the Company's total equipment purchases for the years ended December 31, 2012 and 2011, respectively. A change of the supplier could cause a delay in manufacturing and a possible loss of sales, which could adversely affect the Company's business, financial position and results of operations.  The majority owner of the equipment distributor is also the majority owner of a major raw material supplier that supplied approximately 22% and 26% of the Company’s total raw material purchases for the years ended December 31, 2012 and 2011, respectively.  In addition, the majority owner of the equipment distributor is also the majority owner of sales Distributor C presented above.

Cash concentration

Cash, cash equivalents, restricted cash and time deposits maintained at banks consist of the following:

	Year ended December 31,
	2012	2011
	US$	US$
RMB denominated bank deposits with financial institutions in the PRC	140,788,222	137,503,064
U.S. dollar denominated bank deposits with a financial institution in the U.S.	18,391	36,280
U.S. dollar denominated bank deposits with financial institutions in the PRC	7,828,156	8,589,666
U.S. dollar denominated bank deposits with a financial institution in Hong Kong Special Administrative Region (“SAR”)	11,287	478,832

The bank deposits with financial institutions in the PRC are uninsured by any government authority.  To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits with large financial institutions in the PRC with acceptable credit rating.

Note 2 – Summary of significant accounting policies

(a) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

(b) Consolidation

The accompanying consolidated financial statements include the financial statements of China XD and its wholly-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated upon consolidation.

(c) Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant items subject to such estimates and assumptions include the recoverability of the carrying amounts of property, plant and equipment, the realizability of inventories, the useful lives of property, plant and equipment, the collectibility of accounts receivable, the probability of the redemption of redeemable Series D convertible preferred stock, the fair values of financial instruments and stock-based compensation awards, and the accruals for tax uncertainties and other contingencies.  The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(d) Foreign Currency

The Company’s reporting currency is the U.S. dollar (US$). The functional currency of China XD Plastics and its subsidiaries in the United States, BVI and Hong Kong is the US$. The functional currency of China XD’ subsidiaries in the PRC is Renminbi (RMB).

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the date of the transaction.  Monetary assets and liabilities denominated in foreign currencies are translated into the functional currency using the applicable exchange rates at the balance sheet date.  The resulting exchange differences are recorded in foreign currency exchange gains in the consolidated statements of comprehensive income.

Assets and liabilities of subsidiaries with functional currencies other than US$ are translated into US$ using the exchange rate on the balance sheet date.  Revenues and expenses are translated into US$ at average rates prevailing during the reporting period. The differences resulting from such translation are recorded as a separate component of accumulated other comprehensive income within shareholders’ equity.

Since the RMB is not a fully convertible currency, all foreign exchange transactions involving RMB must take place either through the People’s Bank of China (“PBOC”) or other institutions authorized to buy and sell foreign exchange.

(e) Cash and cash equivalents, time deposits and restricted cash

Cash and cash equivalents consist of cash on hand, cash in bank and interest-bearing certificates of deposit with an initial term of three months or less when purchased.

Time deposits, which all mature within one year as of the balance sheet date, represent certificates of deposit with an initial term of greater than three months when purchased. The effective interest rate per annum of time deposits as of December 31, 2012 was 3.1%.

Cash that is restricted as to withdrawal or usage is reported as restricted cash in the consolidated balance sheets and is not included as cash and cash equivalents in the consolidated statements of cash flows. Short-term bank deposits that are pledged as collateral for short-term bank borrowings are reported as restricted cash and amounted to US$4,775,204 and nil as of December 31, 2012 and 2011, respectively. The cash flows from such bank deposits are reported within cash flows from financing activities in the consolidated statements of cash flows. Short-term bank deposits that are pledged as collateral for bills payable relating to purchase of raw materials are reported as restricted cash and amounted to US$10,914,753 and US$11,128,106 as of December 31, 2012 and 2011, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company. Short-term bank deposits that are pledged as collateral for letter of credit relating to purchase of raw materials are reported as restricted cash and amounted to US$1,225,402 and nil as of December 31, 2012 and 2011, respectively. The cash will be available for use by the Company after 60 days since the issuance of the letter of credit. The cash flows from the pledged bank deposits relating to purchases of raw materials are reported within cash flows from operating activities in the consolidated statements of cash flows.

(f) Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. In establishing the required allowance, management considers historical losses, the amount of accounts receivables in dispute, the accounts receivables aging and the customers’ payment patterns.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure related to its customers.

(g) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method.  Work-in-progress and finish goods comprise direct materials (including purchasing, receiving and inspection cost), direct labor and an allocation of related manufacturing overhead based on normal operating capacity.

(h) Long-lived Assets

Property, plant and equipment

Property, plant and equipment are initially recorded at cost.  Depreciation is calculated on the straight-line method over the estimated useful lives of the assets.  The estimated useful lives of property, plant and equipment are as follows:

Estimated Useful Life
Workshops and buildings	39 years
Machinery, equipment and furniture	5-10 years
Motor vehicles	5 years

An appropriate allocation of depreciation expense of property, plant and equipment attributable to manufacturing activities is capitalized as part of the cost of inventory, and expensed in cost of revenues when the inventory is sold.  Costs incurred in the construction of property, plant and equipment, including an allocation of interest expense incurred, are capitalized and transferred into their respective asset category when the assets are ready for their intended use, at which time depreciation commences. Ordinary maintenance and repairs are charged to expenses as incurred, while replacements and betterments are capitalized.  When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value of the item disposed and proceeds realized thereon. For the years ended December 31, 2012 and 2011, no interest expense was capitalized as a component of the cost of construction-in-progress as the amount was inconsequential.

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

Amortization expense of land use rights was US$79,404 and US$25,836 for the years ended December 31, 2012 and 2011, respectively, and is included in general and administrative expenses.

(i) Impairment of Long-Lived Assets

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

(j) Derivative Financial Instruments

The Company recognizes all derivative instruments as either assets or liabilities at their respective fair values. Changes in the fair value of derivative instruments not designated for hedge accounting are recognized in earnings.

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

Products sales

Acceptance of delivery of the products by the distributors is evidenced by goods receipt notes signed by the distributors' customers (or end users). The products are generally delivered to the distributors’ customers (or end users) at the time of the distributors’ acceptance.  Delivery acceptance is evidenced by signed goods receipt notes. The Company has no remaining obligations after the distributors’ acceptance of the products. According to the contracts or purchase orders between the Company and the distributors, the risks and rewards of ownership of the products is transferred to the distributor upon the signing of the goods receipt notes and the distributor has no rights to return the products (other than for defective products).  For the years ended December 31, 2012 and 2011, there was no sales return from the customers.

The selling price, which is specified in the sales contracts or purchase orders, is fixed. Under the sales contract, upon the sale of the products to the distributors and the signing of the good receipts notes, the Company has the legal enforceable right to receive full payment of the sales amount. The distributors’ obligation to pay the Company is not dependent on the distributors selling the products or collecting cash from their customers (or end users).

The Company’s sales are net of value added tax (“VAT”) and business tax collected on behalf of tax authorities in respect of product sales. VAT and business tax collected from customers, net of VAT paid for purchases, is recorded as a liability in the balance sheet until it is paid to the tax authorities.

Service revenue

The Company provides technical assistance and consultation services to manufacturing companies. Revenue from technical support is recognized as the services are performed, which is evidenced by signed customer acceptance forms on a monthly basis.  Service revenue is recorded, net of business tax and surcharges, which is levied on the Company's service revenues generated in the PRC at the rate of 5.6%.

(l) Cost of revenues

Cost of revenues represents costs of raw materials (including purchasing, receiving and inspection costs), packaging materials, labor, utilities, depreciation and amortization of manufacturing facilities and warehouses, handling costs, outbound freight and inventory write-down. Depreciation and amortization of manufacturing facilities and warehouses attributable to manufacturing activities is capitalized as part of the cost of inventory, and expensed in costs of revenues when the inventory is sold.

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

(o) Government Grants

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

(r) Employee Benefit Plans

Pursuant to relevant PRC regulations, the Company is required to make contributions to various defined contribution plans organized by municipal and provincial PRC governments. The contributions are made for each PRC employee at rate of approximately 40% on a standard salary base as determined by local social security bureau. Contributions to the defined contribution plans are charged to the consolidated statements of comprehensive income when the related service is provided. For the years ended December 31, 2012 and 2011, the costs of the Company’s contributions to the defined contribution plans amounted to US$623,251 and US$327,398, respectively.

For the years ended December 31, 2012 and 2011, 60% of costs of employee benefits were recorded in general and administration expenses, with the remaining portion of costs of employee benefits in selling expenses, research and development expenses and cost of revenues each year.

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

(w) Fair Value Measurements

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
•
Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•
Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The new standard does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it is already required or permitted under International Financial Reporting Standards (“IFRS”) or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. The ASU also requires additional disclosures for nonpublic entities to provide quantitative information about significant unobservable inputs used for all Level 3 measurements and a description of the valuation process used. The provisions of the ASU are effective for annual or interim reporting periods beginning after December 15, 2011.  The Company adopted the provisions of the ASU in 2012.  The adoption of ASU 2011-04 did not have a material effect on the Company’s consolidated financial statements.

Except for the warrants liability and embedded derivative liability, which was measured at fair value on a recurring basis as of December 31, 2012 and 2011, the Company did not have any financial assets and liabilities or nonfinancial assets and liabilities that are measured and recognized at fair value on a recurring or nonrecurring basis as of December 31, 2012 and 2011.  Management used the following methods and assumptions to estimate the fair values of financial instruments at the balance sheet dates:

•
Short-term financial instruments, including cash and cash equivalents, restricted cash, time deposits, accounts receivable, amounts due from a related party, short-term bank loans, bills payable, accounts payable, and accrued expenses and other current liabilities – carrying amounts approximate fair values because of the short maturity of these instruments.

•
Derivative liabilities, consisting of  the warrants liability and the embedded derivative liability - fair values are determined using an option-pricing model which considers the following significant inputs: the Company’s stock price, risk-free interest rate and expected volatility of the Company’s stock price over the term of the derivative liabilities.

Note 3 – Accounts receivable

Accounts receivable consists of the following:

	December 31, 2012	December 31, 2011
	US$	US$

Accounts receivable	143,991,818	45,345,837
Allowance for doubtful accounts	(148,054)	(113,824)
Accounts receivable, net	143,843,764	45,232,013

As of December 31, 2012 and 2011, the accounts receivable balances also include notes receivable in the amount of US$927,390 and US$1,987,900, respectively.  As of December 31, 2012 and 2011, US$95,338,947 and nil of accounts receivable are pledged for the short-term bank loans respectively.

The movements of the allowance for doubtful accounts are as follows:

	Year ended December 31,
	2012	2011
	US$	US$

Balance at the beginning of the year	(113,824)	(33,136)
Additions charged to bad debt expense	(34,491)	(83,842)
Reversal of bad debt allowance	-	685
Write off of accounts receivable	261	2,469
Balance at the end of the year	(148,054)	(113,824)

Note 4 - Inventories

Inventories consist of the following:

	Year ended December 31,
	2012	2011
	US$	US$

Raw materials	70,672,300	37,645,204
Work in progress	110,964	164,144
Finished goods	7,479,807	7,144,610
Total inventories	78,263,071	44,953,958

 There were no write down of inventories during the years ended December 31, 2012 and 2011.

Note 5 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	Year ended December 31,
	2012	2011
	US$	US$
Advance to suppliers	4,355,607	12,522,985
Other	1,734,625	334,238
Total prepaid expenses and other current assets	6,090,232	12,857,223

The Company is required to pay deposits to suppliers for the principal raw materials ordered. The Company makes advanced orders of raw materials based upon (1) the demand and supply situation in the raw materials market and (2) the forecasted demand of products.  All advances to suppliers as of December 31, 2012 are related to the purchase of raw materials, which were subsequently received by the Company in January 2013.

Other mainly includes interest receivable, other prepaid expenses and staff advances.

Note 6 - Property, plant and equipment, net

Property, plant and equipment consist of the following:
	Year ended December 31,
	2012	2011
	US$	US$
Machinery, equipment and furniture	193,999,396	92,363,611
Motor vehicles	1,438,596	961,130
Workshops and buildings	40,357,145	17,762,660
Construction in progress	10,471,463	1,468,408
Total property, plant and equipment	246,266,600	112,555,809
Less: accumulated depreciation	(22,486,467)	(11,622,380)
Property, plant and equipment, net	223,780,133	100,933,429

Depreciation expense on property, plant and equipment was allocated to the following expense items:

	Year ended December 31,
	2012	2011
	US$	US$
Cost of revenues	9,363,351	4,426,605
General and administrative expenses	232,576	326,439
Research and development expenses	1,029,706	364,009
Total depreciation expense	10,625,633	5,117,053

Note 7 – Deposits for land use rights and plant

On May 9, 2011, Harbin Xinda Macromolecule Material Co., Ltd. (“Harbin Xinda”) , a subsidiary of China XD, entered into a purchase agreement with Harbin Shengtong Engineering Plastics Co. Ltd. (“Harbin Shengtong”) as amended on June 1, 2011. The legal representative of Harbin Shengtong is a former employee of Harbin Xinda. Pursuant to the purchase agreement, Harbin Xinda will purchase from Harbin Shengtong land use rights and a plant consisting of five workshops and a building (the “Project”), in exchange for a total consideration of RMB435 million (approximately US$67.3 million) in cash. Harbin Shengtong is responsible to complete the construction of the plant and workshops according to Harbin Xinda’s specifications. Once the Project is fully completed and accepted by Harbin Xinda, Harbin Shengtong shall transfer titles of the Project to Harbin Xinda. During the year ended December 31, 2011, the Company paid Harbin Shengtong a cash deposit of RMB118.9 million (equivalent to US$18.9 million). In December 2011, two workshops were completed and subsequently placed into service by the Company. Accordingly, the cost of these two workshops of approximately RMB59.5 million (equivalent to US$9.5 million) was recorded in workshops and buildings as of December 31, 2011. The allocable cost of the land use right related to the two workshops of approximately RMB24.1 million (equivalent to US$3.8 million) was recorded in land use rights in the Company’s balance sheet as of December 31, 2011. In December 2012, the remaining three workshops were completed and placed into service by the Company. Accordingly, the cost of these three workshops of approximately RMB139.6 million (equivalent to US$22.2 million) was recorded in workshops and buildings as of December 31, 2012. The allocable cost of the land use right related to the three workshops of approximately RMB40.5 million (equivalent to US$6.5 million) was recorded in land use rights in the Company’s balance sheet as of December 31, 2012. The Company has RMB144.8 million (equivalent to US$23.2 million) of payable due to Harbin Shengtong which was recorded in accrued expenses and other current liabilities for the completed five workshops and allocable cost of the land use rights related to these workshops as of December 31, 2012.  The titles of the five workshops and the related land use rights are expected to be transferred to the Company once the Project is completed in the second half of 2013.

Note 8 – Short-term bank loans

	Year ended December 31,
	2012	2011
	US$	US$
Unsecured loans	65,970,048	-
Loans secured by accounts receivable	72,229,981	-
Loans secured by bank deposits	23,876,021	-
Loans secured by property, plant and equipment and land use rights	-	15,570,632
Loans secured by equipment of Xinda High-Tech and guaranteed by Mr. Han Jie ("Mr. Han"), the chief executive officer and controlling stockholder of the Company and his wife	-	15,888,400
Total short-term bank loans	162,076,050	31,459,032

As of December 31, 2012 and 2011, the Company’s short-term bank loans bear a weighted average interest rate of 6.1% per annum. All short-term bank loans mature and expire at various times within one year and contain no renewal terms.

As of December 31, 2012, the Company has total lines of credit with remaining terms less than 12 months of RMB1,199 million (US$192 million), of which RMB238 million (US$38 million) was unused.  These lines of credit are all from PRC banks in Harbin, Heilongjiang province and contain certain financial covenants such as total stockholders’ equity, debt asset ratio, current ratio, contingent liability ratio and net profit. As of December 31, 2012, the Company has met these financial covenants.

Note 9 – Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	Year ended December 31,
	2012	2011
	US$	US$
Payables for purchase of property, plant and equipment	30,029,901	2,199,951
Others	4,413,082	1,013,230
Total accrued expenses and other current liabilities	34,442,983	3,213,181

Others mainly represent accrual for professional service expenses, accrued payroll and employee benefits, accrued interest expenses, accrued utility charges, accrued freight, non income tax payables and other accrued miscellaneous operating expenses.

Note 10 – Related party transactions

During the years presented, the Company entered into related party transactions with (i) Xinda High-Tech, an entity controlled by the wife of Mr. Han, the chief executive officer and controlling stockholder of the Company, and Mr. Han’s son, and (ii)  Ms. Qiuyao Piao (“Ms. Piao”), who was the former owner of XD Engineering Plastics, the controlling stockholder of the Company. The significant related party transactions are summarized as follows:

The significant related party transactions are summarized as follows:

		Year Ended December 31,
		2012	2011
		US$	US$
Costs and expenses resulting from transactions with related parties:
Rental expenses for buildings and office spaces	(a)	634,457	349,721
Financing transactions with a related party:
Repayment of an interest-free loan provided by a related party	(b)	-	1,769,145

The balance due from a related party is summarized as follows:

		Year Ended December 31,
		2012	2011
		US$	US$
Amounts due from a related party:
Prepaid rent expenses to Xinda High-Tech	(a)	219,360	78,912

(a)	The Company rents the following plant and office buildings in Harbin, Heilongjiang province from Xinda High-Tech:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Plant and office building	23,894	317,033	Between May 1, 2009 and December 31, 2011
Plant and office building	23,644	317,033	Between January 1, 2012 and April 30, 2012
Plant and office building	20,250	649,902	Between May 1, 2012 and April 30, 2015
Office building	2,800	31,703	Between June 1, 2010 and December 31, 2011
Office building	500	9,511	Between January 1, 2011 and December 31, 2011
Office building	250	7,926	Between January 1, 2012 and December 31,2013
Office building	3,394	107,601	Between May 1, 2012 and April 30, 2015

The Company also rents a facility of approximately 3,134 square meters in Harbin, Heilongjiang province from Mr. Han’s son for an annual rental fee of RMB100,000 (approximately US$15,852).  The period of the lease is from January 1, 2012 to December 31, 2012.

Total rental expenses paid or payable to Xinda High-Tech and Mr. Han’s son amounted to US$634,457 and US$349,721 during the years ended December 31, 2012 and 2011, respectively.

(b)
Represents a U.S. dollar denominated interest free loan provided by Ms. Piao to the Company for working capital purposes in 2010. The advances were unsecured and did not have specific terms of repayment. The Company repaid US$240,426 and US$1,528,719 interest free loans on December 16, 2011 and December 19, 2011, respectively.

Note 11 – Income Taxes

China XD and Favor Sea (US) Inc. (“Favor Sea (US)”) (collectively referred to as the “U.S. Entities”) are each subject to a tax rate of 34% and file separate U.S. federal income tax returns.  No provision for U.S. federal income tax were made for the years ended December 31, 2012 and 2011 as the U.S. entities incurred losses.

Under the current laws of the British Virgin Island (“BVI”), Favor Sea Limited (“Favor Sea BVI”), a subsidiary of China XD, is not subject to tax on its income or capital gains.

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

Under the CIT Law, entities that qualify as “Advanced and New Technology Enterprise” (“ANTE”) are entitled to a preferential income tax rate of 15%.  In 2008, Harbin Xinda qualified as an ANTE, which entitled it to the preferential income tax rate of 15% from January 1, 2008 to December 31, 2010. In 2011, Harbin Xinda renewed its ANTE qualification, which entitled it to the preferential income tax rate of 15% from January 1, 2011 to December 31, 2013.  In December 2011, Xinda Group was established and is subject to income tax at 25%.  In January 2012, as a result of an internal reorganization, all assets and liabilities, business and employees of Harbin Xinda were transferred to Xinda Group. Harbin Xinda is being liquidated after the transfer.  Xinda Group remains subject to income tax at 25% after the transfer.

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

China XD’ earnings from its PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to its plan to indefinitely reinvest its earnings in the PRC, the Company has not provided for deferred income tax liabilities on undistributed earnings of US$233,401,460 and US$145,022,068 as of December 31, 2012 and 2011, respectively. It is not practicable to estimate the amounts of unrecognized deferred income tax liabilities thereof.

The components of income before income taxes are as follows:

	Year Ended December 31,
	2012	2011
	US$	US$
U.S.	625,840	25,894
BVI	(4,208)	(4,698)
Hong Kong	(568,268)	(477,683)
PRC, excluding Hong Kong	115,330,576	79,085,003
Total income before income taxes	115,383,940	78,628,516

The Company’s PRC income tax expense (benefit) recognized in the consolidated statements of comprehensive income consists of the following.  Income tax expense (benefit) for other jurisdictions is nil:

	Year Ended December 31,
	2012	2011
	US$	US$
Current income tax expense -PRC	31,091,188	18,575,060
Deferred income tax benefit -PRC	(1,574,995)	(465,163)
Total income tax expense	29,516,193	18,109,897

The effective income tax rate based on income tax expense and income before income taxes reported in the consolidated statements of comprehensive income differs from the PRC statutory income tax rate of 25% due to the following:

	Year Ended December 31,
	2012	2011
	(in percentage to income before income taxes)

PRC statutory income tax rate	25%	25%
Increase (decrease) in effective income tax rate resulting from:
Tax rate differential on entities not subject to PRC income tax	0.2%	0.2%
Non-deductible expenses (non-taxable income):
Change in fair value of warrants liability	(0.8)%	(0.8)%
Change in fair value of embedded derivative liability	(0.0)%	(0.0)%
Share-based compensation	0.4%	0.3%
Research and development bonus deduction	-	(1.0)%
Preferential tax rate	(0.0)%	(2.2)%
Change in valuation allowance	(0.4)%	0.4%
Others	1.2%	1.1%
Effective income tax rate	26.6%	23.0%

The principal components of the Company’s deferred income tax assets and deferred income tax liabilities are as follows:

	December 31,
	2012	2011
	US$	US$

Deferred income tax assets:
Tax loss carryforwards	556,677	1,005,361
Less: valuation allowance	(556,677)	(1,005,361)
Deferred income tax assets, net	-	-

Deferred income tax liabilities:
Net assets of Research Institute granted to Research Center	3,588,868	6,950,088
Property, plant and equipment	17,145,091	15,152,343
Total deferred income tax liabilities	20,733,959	22,102,431

The Research Institute was established with a registered capital of approximately US$0.4 million in 2007.  The Research Institute provided research and development services to the Company’s ultimate customers.  In December 2010, for tax purposes and because the Research Institute could not meet the Company’s development needs, the Company dissolved the Research Institute and formed a new legal entity, Harbin Xinda Macromolecule Material Research Center Co., Ltd. (the “Research Center”).  Based on applicable regulations promulgated by the local Civil Affairs Bureau, only the local government has the authority for the distribution of the assets of the Research Institute upon liquidation.  Therefore, the Company dissolved the Research Institute by distributing the net assets of the Research Institute in the amount of US$84.0 million to the local government. The difference between the net assets in the amount of US$84.0 million and the amount of the initial registered capital of US$0.4 million represents undistributed accumulated profit generated by the Research Institute from its inception date to its liquidation date.  Simultaneously, the local government granted the net assets back to the Research Center, the newly established subsidiary of Harbin Xinda in December 2010. The Research Center was established with a registered capital of approximately US$0.5 million funded by cash.  A loss equal to the net assets of the Research Institute distributed to the local government was recognized in other expenses and a government grant for the receipts of the same assets back from the local government was recognized as other income in the consolidated statements of comprehensive income. Pursuant to the local tax regulations, the net assets granted to the Research Center are not subject to income tax to the extent the Research Center spends a total of US$84.0 million in five years from the date of grant.  The expenditures of US$84.0 million will not be deductible for income tax purposes.  As a result, the Company recognized a deferred income tax liability in the amount of US$21.5 million in connection with the net assets granted to the Research Center as of December 31, 2010.  To the extent that the Company has spent on research and development equipment during the five years from the date of grant, deferred income tax liabilities relating to the net assets of Research Institute granted to Research Center will be reclassified to deferred income tax liabilities relating to property, plant and equipment, and recognized in profit or loss over the useful life of the asset.

The decrease in the valuation allowance for the year ended 31 December 31, 2012 was US$448,684. The increase in the valuation allowance for the year ended 31 December 31, 2011 was US$290,010.  As of December 31, 2012, for U.S. federal income tax purposes, the Company had tax loss carryforwards of US$1,637,286, of which US$268,588, US$399,289, US$848,498 and US$120,911 would expire by 2029, 2030, 2031 and 2032, respectively, if unused.  In view of the cumulative losses for the entities concerned, full valuation allowances were provided against their deferred income tax assets as of December 31, 2012 and 2011, which in the judgment of the management, are not more likely than not to be realized.

The tax returns of the U.S. Entities are subject to U.S. federal income tax examination by tax authorities for the years from 2010 to 2012.  According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent.  The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than US$15,000.  In the case of transfer pricing issues, the statute of limitations is ten years.  There is no statute of limitations in the case of tax evasion.  The tax returns of the Company’s PRC subsidiaries for the years from 2010 to 2012 are open to examination by the PRC tax authorities.

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

Redeemable Series C convertible preferred stock

On December 1, 2009, the Company issued 15,188 shares of Series C convertible preferred stock to third party investors for a total consideration of US$15.2 million or US$1,000 per share. The Series C convertible preferred stock investors were also issued warrants to purchase 1,320,696 shares of the Company’s common stock at an exercise price of US$5.5 per share (“Series A investor warrants”) and warrants to purchase a number of the Company’s common stock subject to certain limitations, at an exercise price of US$0.0001 per share (“Series B investor warrants”). The Company also issued warrants to purchase 117,261 shares of its common stock (“Series A placement agent warrants”) and paid US$0.7 million to a third party as a placement fee. Total issuance cost of Series C convertible preferred stock was US$1.3 million.

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

As long as any stockholder beneficially owns any share of the Series C preferred stock, the Company will not, without the prior written consent of stockholders holding at least two-thirds of the Series C preferred stock, issue any shares of Series C preferred stock and any other securities. As long as Series A investor warrants, Series A placement agent warrants, or Series B investor warrants remain outstanding, the Company shall not issue or sell any rights, warrants or options to subscribe for or purchase common stock or directly or indirectly convertible into or exchangeable or exercisable for common stock at a conversion, exchange or exercise price which varies or may vary after issuance with the market price of the common stock, including by way of one or more reset(s) to any fixed price.

(ii) Voting

The holders of Series C preferred stock have voting rights separately as a class on matters affecting Series C preferred stock and certain corporate matters set forth in the Series C preferred stock Certificate of Designation, as long as any shares of Series C preferred stock remain outstanding.

(iii) Dividends

Each Series C preferred stock entitles the holders to a dividend of 6% of the original issuance price per annum. Dividends are payable quarterly. Series C preferred stock holders are entitled to convert any unpaid dividends into fully paid and nonassessable shares of common stock at the conversion price of US$4.6 per share. Each Series C preferred stockholder can further participate in any dividends payable on ordinary shares, on a pro rata and as-if-converted basis. The Company accrued dividends of US$110 and US$120 on Series C preferred stock during the years ended December 31, 2012 and 2011, respectively.

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

The Company evaluated the contingent obligation related to the RRA liquidated damages in accordance with FASB ASC Subtopic 825-20, Registration Payment Arrangements, which requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, to be separately treated in accordance with FASB ASC 450, Contingencies. The Company concluded that such obligation was not probable based on the best information and facts available as of December 31, 2011.  Accordingly, no contingent obligation related to the RRA liquidated damages was recognized as of December 31, 2011.  All of Series C preferred stock were converted or redeemed before December 31, 2012.

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

During the year ended December 31, 2010, 15,186 shares of Series C preferred stock were converted into 3,301,300 shares of common stock. The Company recognized a gain of US$610 and US$295 relating to changes in the fair value of embedded derivative liability for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, nil and two shares of Series C preferred stock were outstanding, respectively.

Redeemable Series D convertible preferred stock

On August 15, 2011, China XD entered into a securities purchase agreement (the “Securities Purchase Agreement”) with MSPEA Modified Plastics Holding Limited, a Cayman Islands company and an affiliate of Morgan Stanley Private Equity Asia III Holdings (Cayman) Ltd, a Cayman Islands limited liability company (“MSPEA”), XD Engineering Plastics and Mr. Han, pursuant to which MSPEA purchased 16,000,000 shares of the Company’s Series D convertible preferred stock with par value of US$0.0001 per share (the “Series D Preferred Stock”), for a total consideration of US$100 million or US$6.25 per share. On September 28, 2011, China XD issued 16,000,000 shares of Series D Preferred Stock and received total gross proceeds of US$100 million in cash.  Net proceeds after issuance cost were approximately US$99.1 million.

The significant terms of Series D Preferred Stock are as follows:

(i) Conversion

The holders of the Series D Preferred Stock have the right to convert all or any portion of their holdings into common stock at a price of US$6.25 per share from January 1, 2012 through September 28, 2014, subject to adjustments for stock splits, combinations, dividends or distributions of common stock, merger and reorganization. In addition, if the Company achieves net income as adjusted to exclude (i) all extraordinary or non-recurring gains or losses for the relevant period, (ii) all gains or losses derived from any business operation other than the principal business of the Company or otherwise derived outside the ordinary course of business of the Company for the relevant period, and (iii) all gains or losses attributable to the Series D Preferred Stock (“Actual Profit”), at least RMB360 million, RMB520 million and RMB800 million in 2011, 2012 and 2013, respectively, each outstanding Series D Preferred Stock will be converted into common stock from September 28, 2014 upon the delivery of a written notice from the Company to the holders of Series D Preferred Stock. The Company determined that there was no embedded beneficial conversion feature attributable to the Series D convertible preferred stock at the commitment date since the initial conversion price of the Series D convertible preferred stock was greater than the price of China XD’ common stock.

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

If any shares of Series D Preferred Stock remain outstanding on September 28, 2014, the holders of such shares shall require the Company to redeem each share of Series D Preferred Stock at a price equal to the IRR Price (the “Mandatory Redemption Price”) no later than March 28, 2015.

As of December 31, 2012, the Company concluded that it is not probable any of the triggering events has occurred or is expected to occur. As a result, it was not probable that the Series D Preferred Stock is redeemable as of December 31, 2012. Therefore no changes in the redemption value were recognized during 2012. The Company will assess the probability of whether the Series D Preferred Stock is redeemable at each reporting period end.

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

In addition, the Principal Stockholders entered into a pledge agreement with the holders of Series D Preferred Stock to secure the payment and performance of the following obligations (collectively, the “Secured Obligations”), which are secured by the collateral under the Pledge Agreement between the holders of Series D Preferred Stock and the Principal Stockholders: (a) the full and prompt payment when due (whether at stated maturity, by redemption or acceleration or otherwise) of all debts, obligations and liabilities of Principal Stockholders owing to the holders of Series D Preferred Stock; (b) all reasonable costs and expenses incurred by the holders of Series D Preferred Stock to enforce this Agreement and maintain, preserve, collect and realize upon the collateral. The collateral refers to 16,000,000 shares of common stock, par value $0.0001, of China XD registered in the name of XD Engineering Plastic.

The holders of Series D Preferred Stock have an option to purchase common stock at par value from the Principal Stockholders if the Company is unable to achieve the Actual Profit of RMB360 million, RMB520 million and RMB800 million in 2011, 2012 and 2013, respectively. The number of common stock to be purchased is based on a pre-set formula as specified in the Stockholders' Agreement.

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

Note 14 – Warrants

In connection with the issuance of Series C preferred stock on December 1, 2009, the Company also issued Series A investor warrants to purchase a total of 1,320,696 shares of common stock at an exercise price of US$5.50 per share with a five-year term, and Series B investor warrants to purchase a number of common stock subject to certain limitations, at an exercise price of US$0.0001 with a five-year term.  The Company also issued Series A placement agent warrants to purchase a total of 117,261 shares of common stock at an exercise price of US$5.50 per share, with a five-year term to a third party as part of the placement fee.  The exercise price of the Series A investor warrants was adjusted to US$4.90 per share in connection with the common stock direct offering on October 4, 2010.

In connection with the common stock direct offering on October 4, 2010, the Company issued Series C investor warrants to purchase a total of 1,666,667 shares of common stock at an exercise price of US$6.00 per share.  The warrants are exercisable for a period between April 8, 2011 and October 14, 2011.  The Company also issued Series C placement agent warrants to purchase 166,667 shares of common stock at an exercise price of US$7.50 per share to a third party as part of the placement fee.  The warrants are exercisable from the date of issuance to July 6, 2013.

Pursuant to the agreements of the Series A investor warrants, if the Company issues its common stock for a consideration per share less than the exercise price of the Series A investor warrants, the exercise price of the Series A investor warrants shall be reduced to the lower issuance price.  Also, if the Company grants any options or other securities convertible to its common stock for which the exercise or conversion price is less than the exercise price of the Series A investor warrants, the exercise price of the Series A investor warrants shall be reduced to the lowest exercise or conversion price.  The holders of the Series A placement agent warrants have the same down-round protection as the holders of the Series A investor warrants.  The Company’s Series A investor warrants and Series A placement agent warrants with down-round protection are not considered indexed to a company’s own stock under ASC Subtopic 815-40, Contracts in Entity’s Own Equity, and accordingly are accounted as derivatives,.

The Company also determined that the Series C investor warrants and Series C placement agent warrants are derivatives because the warrants require a net cash settlement if the Company fails to cause the transfer agent to timely transmit to the warrant holders a certificate or certificates representing the shares of common stock upon exercise.

Accordingly, the Company accounted for these warrants at fair value with changes in fair value recorded in earnings at each reporting period.

The following is a summary of the outstanding and exercisable warrant balance:

As of December 31, 2012:

Issuance Date	Exercise Price	Number of Warrants Outstanding	Remaining Contractual Life
			Years
Series A investor warrants	4.9	1,320,696	1.92
Series A placement agent warrants	5.5	117,261	1.92
Series C placement agent warrants	7.5	166,667	0.52
		1,604,624

As of December 31, 2011:

Issuance Date	Exercise Price	Number of Warrants Outstanding	Remaining Contractual Life
			Years
Series A investor warrants	4.9	1,320,696	2.92
Series A placement agent warrants	5.5	117,261	2.92
Series C placement agent warrants	7.5	166,667	1.52
		1,604,624

The fair values of these warrants were calculated using the Black-Scholes option-pricing model with the following assumptions:

As of December 31, 2012:

	Series A investor warrants	Series A placement agent warrants	Series C placement agent warrants

Volatility	48.8%	48.8%	77.4%
Expected dividends yield	0%	0%	0%
Fair value of underlying common stock (per share)	3.82	3.82	3.82
Risk-free interest rate (per annum)	0.26%	0.26%	0.12%

As of December 31, 2011:

	Series A investor warrants	Series A placement agent warrants	Series C placement agent warrants

Volatility	72.0%	72.0%	55.4%
Expected dividends yield	0%	0%	0%
Fair value of underlying common stock (per share)	5.34	5.34	5.34
Risk-free interest rate (per annum)	0.37%	0.37%	0.20%

The changes in the fair value of warrants during the years presented is as follow:

	Series A investor warrants	Series A placement agent warrants	Series C investor warrants	Series C placement agent warrants	Total
	US$	US$	US$	US$	US$

As of January 1, 2011	3,915,133	329,637	1,127,768	346,592	5,719,130
Change in fair value	(477,234)	(43,910)	(1,127,768)	(207,291)	(1,856,203)
As of December 31, 2011	3,437,899	285,727	-	139,301	3,862,927
Change in fair value	(2,522,710)	(219,650)	-	(111,817)	(2,854,177)
As of December 31, 2012	915,189	66,077	-	27,484	1,008,750

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

A summary of the nonvested shares activity for the years ended December 31, 2012 and 2011 is as follows:

	Number of Nonvested Shares	Weighted Average Grant date Fair Value
		US$
Outstanding as of December 31, 2010	99,856	6.57
Granted	26,405	4.38
Vested	(19,856)	6.57
Forfeited	-
Outstanding as of December 31, 2011	106,405	6.03
Granted	465,000	4.41
Vested	(36,405)	4.39
Forfeited	(22,000)	6.37
Outstanding as of December 31, 2012	513,000	4.66
Expected to vest as of December 31, 2012	513,000	4.66

The total fair value of shares vested during the years ended December 31, 2012 and 2011 was US$159,754 and US$135,219 respectively.

The Company recognized US$1,098,795 and US$317,021 of compensation expense in general and administrative expenses relating to nonvested shares for the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2012, there was US$1,133,899 of total unrecognized compensation cost relating to nonvested shares, which is to be recognized over a weighted average period of 1.55 years.

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

A summary of stock options activity for the years ended December 31, 2012 and 2011 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price US$	Weighted Average Remaining Contractual Life Years	Aggregate Intrinsic Value US$
Outstanding as of December 31, 2010	445,500	8.01
Expired	(148,500)	8.01
Outstanding as of December 31, 2011	297,000	8.01
Expired	(148,500)	8.01
Outstanding as of December 31, 2012	148,500	8.01	7.61	-
Vested and expected to vest as of December 31, 2012	148,500	8.01	7.61	-
Exercisable as of December 31, 2012	-	-

The aggregate option fair value of US$996,899 on the date of grant was determined based on the Black-Scholes option pricing model, using the following assumptions: for each one third of options, expected term of 1,2 and 3 years, respectively; expected volatility at 64.4%, 83.9% and 75.8%, respectively; risk free interest rate at 0.29%, 0.51% and 0.73%, respectively; and expected dividends yield at 0%.

The expected volatility was based on implied volatilities from traded options and historical volatility of the Company’s common stock.

The Company recognized US$294,460 and US$332,244 of share-based compensation expense in general and administration expenses relating to stock options for the years ended December 31, 2012 and 2011, respectively.  As of December 31, 2012, there was US$164,604 of total unrecognized compensation cost relating to stock options, which is to be recognized over a period of 0.60 years.

Note 16 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Year Ended December 31,
	2012	2011
	US$	US$
Numerator:
Net income	85,867,747	60,518,619
Less: Dividends to Series C convertible preferred stockholders	(110)	(120)
Net income available to the Company's stockholders	85,867,637	60,518,499
Less:
Earnings allocated to participating Series C convertible preferred stock	(478)	(511)
Earnings allocated to participating Series D convertible preferred stock	(21,527,155)	(4,890,592)
Earnings allocated to participating nonvested shares	(364,965)	(101,901)
Net income for basic earnings per share	63,975,039	55,525,495
Changes in fair value of derivative liabilities - Series A investor warrants	-	(477,234)
Net income for diluted earnings per share	63,975,039	55,048,261
Denominator:
Denominator for basic earnings per share:
Weighted average number of common stock outstanding	47,549,275	47,280,468
Series A investor warrants	-	5,907
Denominator for diluted earnings per share	47,549,275	47,286,375
Earnings per share:
Basic	1.35	1.17
Diluted	1.35	1.16

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the years ended December 31, 2012 and 2011, because their effects are anti-dilutive:

	For the year ended December 31,
	2012	2011

Shares issuable upon conversion of Series C convertible preferred stocks	-	435
Shares issuable upon conversion of Series D convertible preferred stocks	16,000,000	16,000,000
Shares issuable upon exercise of Series A investor warrant	1,320,696	-
Shares issuable upon exercise of Series A placement agent warrant	117,261	117,261
Shares issuable upon exercise of Series C placement agent warrant	166,667	166,667
Shares issuable upon exercise of stock options	148,500	297,000

Note 17 - Statutory reserves

Under PRC rules and regulations, all subsidiaries of China XD in the PRC are required to appropriate 10% of their net income, as determined in accordance with PRC accounting rules and regulations, to a statutory surplus reserve until the reserve balance reaches 50% of their registered capital.  The appropriation to this statutory surplus reserve must be made before distribution of dividends to China XD can be made.  The statutory reserve is non-distributable, other than during liquidation, and can be used to fund previous years losses, if any, and may be converted into share capital by issuing new shares to existing shareholders in proportion to their share holding or by increasing the par value of the shares currently outstanding, provided that the remaining balance of the statutory reserve after such issue is not less than 25% of the registered capital.

For the years ended December 31, 2012 and 2011, China XD’ subsidiaries in the PRC made appropriations to the reserve fund of RMB3,737,172 (equivalent to US$599,858) and  RMB10,124,924 (equivalent to US$1,608,688), respectively. As of December 31, 2012 and 2011, the accumulated balance of the statutory surplus reserve was RMB 24,598,883 (equivalent to US$3,948,393) and RMB20,861,711 (equivalent to US$3,314,592), respectively.

Note 18 - Commitments and contingencies

(1)	Lease commitments

Future minimum lease payments under non-cancellable operating leases agreements as of December 31, 2012 were as follows.  The Company’s leases do not contain any contingent rent payments terms.

US$
Years ending December 31,
2013	691,608
2014	664,660
2015	221,553
2016	-
2017 and thereafter	-

Rental expenses incurred for operating leases of plant and equipment and office spaces were US$711,310 and US$412,176 in 2012 and 2011, respectively.  There are no step rent provisions, escalation clauses, capital improvement funding requirements, other lease concessions or contingent rent in the lease agreements.  The Company has no legal or contractual asset retirement obligations at the end of leases.

(2)	Plant construction

Pursuant to the agreement with Harbin Shengtong, the Company has a commitment of RMB172,947,312 (equivalent to US$27,759,958) as of December 31, 2012, for the acquisition of the Project upon completion.

(3)	Warehouse construction

Pursuant to the agreement with Oriental International Construction Engineering Company Limited, the Company has a commitment of RMB4,932,698 (equivalent to US$791,753)   as of December 31, 2012, for the construction of a warehouse.

(4)	Equipment acquisition

As of December 31, 2012, the Company has a commitment of RMB9,109,582 (equivalent to US$1,462,189) for the acquisition of equipment.

Note 19 – Revenues

Revenues consist of the following:

	Year Ended December 31,
	2012	2011
	US$	US$
Product sales
PP	284,290,650	184,978,295
PA	48,944,960	26,255,251
Alloy plastics	37,762,512	28,347,364
Engineering plastics	124,502,433	70,910,185
ABS	24,701,785	20,307,168
Environment friendly plastics	72,077,731	32,570,797
Service revenue	7,538,897	18,255,507
Total revenues	599,818,968	381,624,567

Note 20 – Subsequent Events

On March 8, 2013, Xinda Holding (HK), a wholly owned subsidiary of the Company, entered into an Investment Agreement with the People’s Government of Shunqing District, Nanchong City, Sichuan Province (“Shunqing Government”), pursuant to which Xinda Holding (HK) will invest RMB1.7 billion (equivalent to US$270 million) in property, plant and equipment and approximately RMB0.6 billion (equivalent to US$100 million) in working capital, for a 300,000 metric tons plastics new materials production project and its affiliated R&D center and training center project (collectively, the “Project”) in Yinghua Industrial Park, Shunqing District, Nanchong City, Sichuan Province. Xinda Holding (HK) and Shunqing Government also entered into a Supplemental Agreement to the Investment Agreement (the “Supplemental Agreement”) on March 8, 2013, pursuant to which Shunqing Government agreed to provide Xinda Group a loan of RMB 50 million within 10 business days from the date of the Supplemental Agreement, due and repayable by May 5, 2014 and a loan of RMB 70 million within 10 business days from the execution of the construction contract for the Project by the parties, due and repayable by November 10, 2014 (collectively, the “Loans”), in connection with the Project. The Loans will be secured by permits for ancillary rights attached to the land use right to be granted to Xinda Holding (HK) or its designated PRC affiliate in connection with the Project. In addition, Xinda Holding (HK) shall assume joint and several liabilities for Xinda Group’s repayment of the Loans.