Form 10-Q
period 2013-03-31
China XD Plastics Co Ltd
filed 2013-05-14
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of  May 10, 2013, the registrant had 47,788,772 shares of common stock, par value US$0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	113,749,846	83,822,602
Restricted cash	14,048,110	16,915,359
Time deposits	111,901,848	47,955,923
Accounts receivable, net of allowance for doubtful accounts	151,262,256	143,843,764
Amounts due from related parties	37,718	219,360
Inventories	84,396,710	78,263,071
Prepaid expenses and other current assets	2,119,123	6,090,232
Total current assets	477,515,611	377,110,311
Property, plant and equipment, net	219,551,928	223,780,133
Land use rights, net	10,502,373	10,524,451
Other non-current assets	169,940	169,414
Total assets	707,739,852	611,584,309
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCKS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans	191,561,474	162,076,050
Bills payable	20,528,756	15,810,340
Accounts payable	56,038,308	7,061,259
Amounts due to a related party	10,000	-
Income taxes payable	7,951,661	8,511,679
Accrued expenses and other current liabilities	32,680,605	34,442,983
Total current liabilities	308,770,804	227,902,311
Deferred income tax liabilities	20,344,854	20,733,959
Warrants liability	988,426	1,008,750
Total liabilities	330,104,084	249,645,020

Redeemable Series D convertible preferred stock	97,576,465	97,576,465
Stockholders’ equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 47,809,772 shares and 47,584,772 shares issued, 47,788,772 shares and 47,563,772 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	4,781	4,758
Treasury stock, 21,000 shares at cost as of March 31, 2013 and December 31, 2012, respectively.	(92,694)	(92,694)
Additional paid-in capital	72,948,235	72,583,910
Retained earnings	191,659,347	177,208,492
Accumulated other comprehensive income	15,539,534	14,658,258
Total stockholders’ equity	280,059,303	264,362,824
Commitments and contingencies	-	-
Total liabilities, redeemable convertible preferred stocks and stockholders’ equity	707,739,852	611,584,309

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Period Ended March 31,
	2013	2012
	US$	US$

Revenues	170,967,571	123,176,815
Cost of revenues	(141,811,440)	(91,955,249)
Gross profit	29,156,131	31,221,566

Selling expenses	(62,774)	(129,688)
General and administrative expenses	(3,483,915)	(2,417,370)
Research and development expenses	(5,010,919)	(2,455,039)
Total operating expenses	(8,557,608)	(5,002,097)

Operating income	20,598,523	26,219,469

Interest income	1,069,604	1,001,729
Interest expense	(2,935,986)	(485,400)
Foreign currency exchange gains	489,193	54,583
Government grant	208,919	-
Change in fair value of embedded conversion option	-	14
Change in fair value of warrants liability	20,324	333,705
Total non-operating income (expenses), net	(1,147,946)	904,631
Income before income taxes	19,450,577	27,124,100
Income tax expense	(4,999,722)	(6,561,692)
Net income	14,450,855	20,562,408

Earnings per share of common stock:
Basic and diluted	0.23	0.32

Net income	14,450,855	20,562,408

Other comprehensive income (loss)
Foreign currency translation adjustment, net of nil income taxes	881,276	(79,823)

Comprehensive income	15,332,131	20,482,585

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Period Ended March 31,
	2013	2012
	US$	US$
Cash flows from operating activities:
Net cash provided by operating activities	68,826,607	4,520,959

Cash flows from investing activities:
Purchase of time deposits	(87,783,014)	-
Purchases of property, plant and equipment	(4,678,651)	(30,587)
Proceeds from maturity of time deposits	24,106,067	-
Net cash used in investing activities	(68,355,598)	(30,587)

Cash flows from financing activities:
Proceeds from bank borrowings	105,865,810	15,850,121
Repayments of bank borrowings	(76,938,530)	(28,530,218)
Net cash provided by (used in) financing activities	28,927,280	(12,680,097)

Effect of foreign currency exchange rate changes on cash and cash equivalents	528,955	(72,268)
Net increase (decrease) in cash and cash equivalents	29,927,244	(8,261,993)

Cash and cash equivalents at beginning of period	83,822,602	135,482,386
Cash and cash equivalents at end of period	113,749,846	127,220,393

Supplemental disclosure of cash flow information:
Interest paid	825,939	485,400
Income taxes paid	6,036,785	6,049,473

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation, significant concentrations and risks

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as permitted by rules and regulations of the United States Securities and Exchange Commission. The condensed consolidated balance sheet as of December 31, 2012 was derived from the audited consolidated financial statements of China XD Plastics Company Limited (“China XD Plastics”) and subsidiaries (the “Company”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2012, and the related consolidated statements of comprehensive income, changes in equity and cash flows for the year then ended.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2013, the results of operations and cash flows for the three-month periods ended March 31, 2013 and 2012, have been made.

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

(b) Significant concentrations and risks

Sales concentration

The Company sells its products, substantially through approved distributors in the People’s Republic of China (“PRC“).  The Company's sales are highly concentrated.  Sales to five major distributors, which individually exceeded 10% of the Company's revenues, are as follows:

	For the Three-Month Period Ended March 31,
	2013		2012
	US$	%	US$	%
Distributor A	43,531,918	25.5%	40,135,842	32.6%
Distributor B	43,001,855	25.2%	8,859,500	7.2%
Distributor C	23,024,899	13.5%	18,762,041	15.2%
Distributor D	22,864,098	13.4%	19,588,881	15.9%
Distributor E	22,921,894	13.4%	9,726,154	7.9%
Total	155,344,664	91.0%	97,072,418	78.8%

The Company expects revenues from these distributors to continue to represent a substantial portion of its revenue in the future. Any factors adversely affecting the automobile industry in the PRC or the business operations of these customers will have a material effect on the Company's business, financial position and results of operations.

Purchase concentration

The principal raw materials used for the Company's production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon. The Company purchases substantially all of its raw materials through three distributors.  Raw material purchases from these three suppliers, which individually exceeded 10% of the Company's total raw material purchases, accounted for approximately 98.7% and 99.9% of the Company's total raw material purchases for the three-month periods ended March 31, 2013 and 2012, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company's business, financial position and results of operations.

The Company has three production facilities, all of which are located in Harbin, Heilongjiang province of the PRC.  The Company purchased equipment from an equipment distributor, which accounted for 51% and nil of the Company's total equipment purchases for the three-month periods ended March 31, 2013 and 2012, respectively. A change of the supplier could cause a delay in manufacturing and a possible loss of sales, which could adversely affect the Company's business, financial position and results of operations.  The majority owner of the equipment distributor is also the majority owner of a major raw material supplier that supplied approximately 19% and 26% of the Company's total raw material purchases for three-month periods ended March 31, 2013 and 2012, respectively.  In addition, the majority owner of the equipment distributor is also the majority owner of sales Distributor C presented above.

Cash concentration

Cash, cash equivalents, restricted cash and time deposits maintained at banks consist of the following:

	March 31, 2013	December 31, 2012
	US$	US$
RMB denominated bank deposits with financial institutions in the PRC	239,655,789	140,788,222
U.S. dollar denominated bank deposits with a financial institution in the U.S.	39,656	18,391
U.S. dollar denominated bank deposits with financial institutions in the PRC	-	7,828,156
U.S. dollar denominated bank deposits with a financial institution in Hong Kong Special Administrative Region (“SAR”)	2,926	11,287

The bank deposits with financial institutions in the PRC are uninsured by any government authority.  To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits with large financial institutions in the PRC with acceptable credit rating.

Cash that is restricted as to withdrawal or usage is reported as restricted cash in the condensed consolidated balance sheets and is not included as cash and cash equivalents in the condensed consolidated statements of cash flows. Short-term bank deposits that are pledged as collateral for short-term bank borrowings are reported as restricted cash and amounted to US$4,790,043 and US$4,775,204 as of March 31, 2013 and December 31, 2012, respectively. Short-term bank deposits that are pledged as collateral for bills payable relating to purchase of raw materials are reported as restricted cash and amounted to US$9,258,067 and US$10,914,753 as of March 31, 2013 and December 31, 2012, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company. Short-term bank deposits that are pledged as collateral for letter of credit relating to purchase of raw materials are reported as restricted cash and amounted nil and US$1,225,402 as of March 31, 2013 and December 31, 2012. The cash will be available for use by the Company after 60 days since the issuance of the letter of credit. The cash flows from the pledged bank deposits, which relate to purchases of raw materials, are reported within cash flows from operating activities in the condensed consolidated statements of cash flows.

Note 2 - Accounts receivable

Accounts receivable consist of the following:

	March 31, 2013	December 31, 2012
	US$	US$

Accounts receivable	151,409,482	143,991,818
Allowance for doubtful accounts	(147,226)	(148,054)
Accounts receivable, net	151,262,256	143,843,764

As of March 31, 2013 and December 31, 2012, the accounts receivable balances also include notes receivable in the amount of US$4,193,641 and US$927,390, respectively.  As of March 31, 2013 and December 31, 2012, US$96,182,437 and US$95,338,947 of accounts receivable are pledged for the short-term bank loans respectively.

There was no accrual of additional provision or write-off of accounts receivable for the three-month periods ended March 31, 2013 and 2012.

Note 3 - Inventories

Inventories consist of the following:

	March 31, 2013	December 31, 2012
	US$	US$

Raw materials	55,899,933	70,672,300
Work in progress	224,052	110,964
Finished goods	28,272,725	7,479,807
Total inventories	84,396,710	78,263,071

 There were no write down of inventories for the three-month periods ended March 31, 2013 and 2012.

Note 4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2013	December 31, 2012
	US$	US$

Advances to suppliers	213,145	4,355,607
Interest receivable	1,296,849	1,145,244
Other	609,129	589,381
Total prepaid expenses and other current assets	2,119,123	6,090,232

The Company is required to pay deposits to suppliers for the principal raw materials ordered. The Company makes advanced orders of raw materials based upon (1) the demand and supply situation in the raw materials market and (2) the forecasted demand of products.  All advances to suppliers as of March 31, 2013 are related to the purchase of raw materials, which were subsequently received by the Company in April 2013.

Interest receivable mainly represents the interests earned from the 3 month or 6 month time deposits, as well as from the restricted cash.

Other mainly includes other prepaid expenses and staff advances.

Note 5 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	March 31, 2013	December 31, 2012
	US$	US$

Machinery, equipment and furniture	201,549,066	193,999,396
Motor vehicles	1,442,948	1,438,596
Workshops and buildings	40,504,023	40,357,145
Construction in progress	3,787,105	10,471,463
Total property, plant and equipment	247,283,142	246,266,600
Less accumulated depreciation	(27,731,214)	(22,486,467)
Property, plant and equipment, net	219,551,928	223,780,133

For the three-month periods ended March 31, 2013 and 2012, no interest expense was capitalized as a component of the cost of construction-in progress as the amount was inconsequential. Depreciation expense on property, plant and equipment was allocated to the following expense items:

	Thee-Month Period Ended March 31,
	2013	2012
	US$	US$
Cost of revenues	4,163,505	1,986,199
General and administrative expenses	640,866	229,263
Research and development expenses	367,983	257,508
Total depreciation expense	5,172,354	2,472,970

Note 6 – Short-term bank loans

	March 31, 2013	December 31, 2012
	US$	US$
Unsecured loans	95,156,824	65,970,048
Loans secured by accounts receivable	72,454,434	72,229,981
Loans secured by bank deposits	23,950,216	23,876,021
Total short-term bank loans	191,561,474	162,076,050

As of March 31, 2013 and December 31, 2012, the Company’s short-term bank loans bear a weighted average interest rate of 6.0% and 6.1% per annum, respectively. All short-term bank loans mature and expire at various times within one year and contain no renewal terms.

As of March 31, 2013, the Company has total lines of credit with remaining terms less than 12 months of RMB1,448 million (US$233 million), of which RMB258 million (US$42 million) was unused.  These lines of credit are all from PRC banks in Harbin, Heilongjiang province and contain certain financial covenants such as total stockholders’ equity, debt asset ratio, current ratio, contingent liability ratio and net profit. As of March 31, 2013, the Company has met these financial covenants.

Note 7 - Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2013	December 31, 2012
	US$	US$

Payables for purchase of property, plant and equipment	25,609,764	30,029,901
Others	7,070,841	4,413,082
Total accrued expenses and other current liabilities	32,680,605	34,442,983

Others mainly represent accrual for professional service expenses, accrued payroll and employee benefits, accrued utility charges, non income tax payables and other accrued miscellaneous operating expenses.

Note 8 – Related party transactions

During the periods presented, the Company entered into related party transactions with Harbin Xinda High-Tech Co., Ltd. (“Xinda High-Tech”), an entity controlled by the wife of Mr. Han, the chief executive officer and controlling stockholder of the Company, Mr. Han and Mr. Han’s son.  The significant related party transactions are summarized as follows:

		Three-Month Period Ended March 31,
		2013	2012
		US$	US$
Costs and expenses resulting from transactions with related parties:
Rental expenses for plant and office spaces	(a)	198,052	95,735

The balances due from and to the related parties are summarized as follows:

		March 31, 2013	December 31, 2012
		US$	US$
Amounts due from related parties:
Prepaid rent expenses to Xinda High-Tech	(a)	25,642	219,360
Prepaid rent expenses to Mr. Han’s son	(a)	12,076	-
Total		37,718	219,360

Amounts due to a related party:
Advances payable to Mr. Han	(b)	10,000	-

(a)	The Company rents the following plant and office buildings in Harbin, Heilongjiang province from Xinda High-Tech:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Plant and office building	20,250	660,125	Between May 1, 2012 and April 30, 2015
Office building	250	8,050	Between January 1, 2012 and April 30, 2013
Office building	3,394	109,293	Between May 1, 2012 and April 30, 2013

The Company also rents a facility of approximately 3,134 square meters in Harbin, Heilongjiang province from Mr. Han’s son for an annual rental fee of RMB100,000 (approximately US$16,101).  The period of the lease is from January 1, 2013 to December 31, 2013.

Total rental expenses paid or payable to Xinda High-Tech and Mr. Han’s son amounted to US$198,052 and US$95,735 for the three-month periods ended March 31, 2013 and 2012, respectively.

(b)
In March 2013, Mr. Han advanced US$10,000 to Xinda Holding (HK) US Sub Inc. ("Xinda Holding (US)"), a subsidiary of China XD Plastics, to facilitate timely payment of certain expenses of Xinda Holding (US). The advance was non-interest bearing and due on demand. In April 2013, the balance of US$10,000 was repaid to Mr. Han by Xinda Holding (US) in cash. The imputed interest of the advance was insignificant.

Note 9 – Income tax

In 2011, Harbin Xinda Macromolecule Material Co., Ltd. (“Harbin Xinda”) renewed its Advanced and New Technology Enterprise qualification, which entitled it to the preferential income tax rate of 15% from January 1, 2011 to December 31, 2013.  In December 2011, Heilongjiang Xinda Enterprise Group Co., Ltd (“Xinda Group”) was established and is subject to income tax at 25%.  In January 2012, as a result of an internal reorganization, all assets and liabilities, business and employees of Harbin Xinda were transferred to Xinda Group. Harbin Xinda is being liquidated after the transfer.  Xinda Group remains subject to income tax at 25% after the transfer.

The effective income tax rates for the three-month periods ended March 31, 2013 and 2012 were 25.7% and 24.2%, respectively. The effective income tax rate for the three-month period ended March 31, 2013 differs from the PRC statutory income tax rate of 25% primarily due to the increase of valuation allowance against deferred income tax assets and tax rate differential for non-PRC entities.

As of March 31, 2013 and December 31, 2012, full valuation allowances of US$625,390 and US$556,677 were provided against the deferred income tax assets of entities which were in cumulative loss positions.

As of and for the three-month period ended March 31, 2013, the Company did not have any unrecognized tax benefits, and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

Note 10 - Warrants

The following is a summary of outstanding warrants as of March 31, 2013:

Warrants	Exercise Price	Number of Warrants Outstanding	Remaining Contractual Life
	US$		Years
Series A investor warrants	4.9	1,320,696	1.67
Series A placement agent warrants	5.5	117,261	1.67
Series C placement agent warrants	7.5	166,667	0.27
		1,604,624

The fair values of the warrants as of March 31, 2013 were calculated using Black-Scholes option pricing model with the following assumptions:

	Series A Investor Warrants	Series A Placement Agent Warrants	Series C Placement Agent Warrants
Volatility	47.5%	47.5%	93.9%
Expected dividends yield	0%	0%	0%
Fair value of underlying common stock (per share)	4.0	4.0	4.0
Risk-free interest rate (per annum)	0.23%	0.23%	0.08%

During the three-month period ended March 31, 2013, no warrants were exercised.

Note 11 – Stockholders’ equity

The changes of each caption of stockholders’ equity for the three-month period ended March 31, 2013 are as follows:

	Series B Preferred Stock		Common Stock					Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings	Comprehensive Income	Stockholders’ Equity
		US$		US$
Balance as of January 1, 2013	1,000,000	100	47,563,772	4,758	(92,694)	72,583,910	177,208,492	14,658,258	264,362,824
Net income	-	-	-	-	-	-	14,450,855	-	14,450,855
Other comprehensive income	-	-	-	-	-	-	-	881,276	881,276
Vesting of unvested shares	-	-	225,000	23	-	(23)	-	-	-
Stock based compensation	-	-	-	-	-	364,348	-	-	364,348
Balance as of March 31, 2013	1,000,000	100	47,788,772	4,781	(92,694)	72,948,235	191,659,347	15,539,534	280,059,303

Note 12 – Stock based compensation

A summary of stock option activities is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price US$	Weighted Average Remaining Contractual Life Years	Aggregate Intrinsic Value US$
Outstanding as of December 31, 2012	148,500	8.01
Expired	-	-
Outstanding as of March 31, 2013	148,500	8.01	7.36	-
Vested and expected to vest as of March 31, 2013	148,500	8.01	7.36	-
Exercisable as of March 31, 2013	-	-

The Company recognized US$9,791 and US$81,923 of compensation expense in general and administration expenses relating to stock options for the three-month periods ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was US$101,693 of total unrecognized compensation cost relating to stock options, which is to be recognized over a period of 0.35 years.

A summary of the nonvested shares activity is as follows

	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per share
		US$
Balance as of December 31, 2012	513,000	4.66
Vested	(225,000)	4.35
Outstanding as of March 31, 2013	288,000	4.86

The Company recognized US$354,557 and US$70,782 of compensation expense in general and administration expenses relating to nonvested shares for the three-month periods ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was US$835,305 of total unrecognized compensation cost relating to nonvested shares, which is to be recognized over a weighted average period of 1.94 years.

Note 13 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-Month Period Ended March 31,
	2013	2012
	US$	US$
Numerator:
Net income	14,450,855	20,562,408
Less: Dividends to Series C convertible preferred stockholders	-	(30)
Net income available to common stockholders	14,450,855	20,562,378
Less:
Earnings allocated to participating Series C convertible preferred stock	-	(140)
Earnings allocated to participating Series D convertible preferred stock	(3,608,385)	(5,170,145)
Earnings allocated to participating nonvested shares	(85,812)	(34,383)
Net income for basic earnings per share	10,756,658	15,357,710
Changes in fair value of derivative liabilities - Series A investor warrants	-	(287,794)
Net income for diluted earnings per share	10,756,658	15,069,916
Denominator:
Denominator for basic earnings per share:
Weighted average number of common stock outstanding	47,696,272	47,527,367
Series A investor warrants	-	119,639
Denominator for diluted earnings per share	47,696,272	47,647,006
Earnings per share:
Basic and diluted	0.23	0.32

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month periods ended March 31, 2013 and 2012, because their effects are anti-dilutive:

	Three-Month Period Ended March 31,
	2013	2012

Shares issuable upon conversion of Series C convertible preferred stock	-	435
Shares issuable upon conversion of Series D convertible preferred stock	16,000,000	16,000,000
Shares issuable upon exercise of Series A investor warrant	1,320,696	-
Shares issuable upon exercise of Series A placement agent warrant	117,261	117,261
Shares issuable upon exercise of Series C placement agent warrant	166,667	166,667
Shares issuable upon exercise of stock options	148,500	297,000

Note 14 - Commitments and contingencies

(1)	Lease commitments

Future minimum lease payments under non-cancellable operating leases agreements as of March 31, 2013 were as follows. The company’s leases do not contain any contingent rent payments terms.

US$
Period from April 1, 2013 to December 31, 2013
Years ending December 31,
2013	578,567
2014	754,707
2015	251,569
2016	-
2017 and thereafter	-

Rental expenses incurred for operating leases of plant and equipment and office spaces were US$218,167 and US$115,704 for the three-month periods ended March 31, 2013 and 2012, respectively. There are no step rent provisions, escalation clauses, capital improvement funding requirements, other lease concessions or contingent rent in the lease agreements. The Company has no legal or contractual asset retirement obligations at the end of leases.

(2)	Plant construction

Pursuant to the agreement with Harbin Shengtong, the Company has a commitment of RMB172,947,312 (equivalent to US$27,846,221) as of March 31, 2013, for the acquisition of the Project upon completion.

(3)	Warehouse construction

Pursuant to the agreement with Oriental International Construction Engineering Company Limited, the Company has a commitment of RMB4,932,698 (equivalent to US$794,213)   as of March 31, 2013, for the construction of a warehouse.

(4)	Equipment acquisition

As of March 31, 2013, the Company has a commitment of RMB9,043,260 (equivalent to US$ 1,456,054) for the acquisition of equipment.

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

Overview

China XD Plastics Company Limited (“China XD”, “we”, and the “Company”, and “us” or “our” shall be interpreted accordingly) is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China. Through our wholly-owned operating subsidiaries in China, we develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 253 certifications from manufacturers in the automobile industry as of March 31, 2013. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province. Our Research and Development (the “R&D”) team consists of 121 professionals including 16 consultants, of which two consultants are members of Chinese Academy of Engineering, and one consultant is the former chief scientist of Specialty Plastics Engineering Institute of Jilin University. As a result of the integration of our academic and technological expertise, we have a portfolio of 69 patents, one of which we have obtained the patent rights and the remaining 68 of which we have applications pending in China as of March 31, 2013.

Our products include seven categories: modified polypropylene (PP), modified engineering plastics, modified polyamides (PA), environmentally-friendly plastics, alloy plastics, polyether ether ketone (PEEK) and modified acrylonitrile butadiene styrene (ABS).  The Company's products are primarily used in the production of exterior and interior trim and functional components of more than 24 automobile brands and 80 automobile models manufactured in China, including Audi, Volkswagen, BMW, GM, Mazda, Toyota, Cherry, Geely and Hafei new energy vehicles. Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing bases in Harbin, Heilongjiang in the PRC. As of March 31, 2013, we had approximately 390,000 metric tons of production capacity across 83 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems, including the newly launched three additional factory buildings with 30 production lines completed the trial-run in December of 2012 and further expanded our annual capacity potential by approximately 135,000 metric tons and support our future growth in 2013 and beyond.

Highlights for the three-month period ended March 31, 2013 include:

• Revenues were $171.0 million, an increase of 38.8% from $123.2 million in the first quarter of 2012
• Gross profit was $29.2 million, a decrease of 6.4% from $31.2 million in the first quarter of 2012
• Gross profit margin was 17.1%, compared to 25.3% in the first quarter of 2012
• Net income was $14.5 million, compared to $20.6 million in the first quarter of 2012
• Total volume shipped was 61,145 metric tons, up 33.4% from 45,835 metric tons in the first quarter of 2012

Results of Operations

The following table sets forth, for the periods indicated, statements of income data in thousands of USD:

	Three-Month Period Ended March 31,
(in thousands, except percentages)	2013		2012
	Amount	%	Amount	%
Revenues	$170,968	100%	$123,177	100%
Cost of revenues	$141,811	83%	$91,955	75%
Gross profit	$29,157	17%	$31,222	25%
Total operating expenses	$8,558	5%	$5,003	4%
O Operating income	$20,599	12%	$26,219	21%
Income before income taxes	$19,451	11%	$27,124	22%
Income tax expenses	$5,000	2%	$6,562	5%
Net income	$14,451	9%	$20,562	17%

Revenues

Revenues were US$ 171.0 million in the first quarter of 2013, an increase of US$ 47.8 million, or 38.8%, compared to US$ 123.2 million in the same period of last year, due to a 33.4% increase in sales volume and a 4.0% increase in the average RMB selling price of our products. The increase of sales volume was driven by the strong demand of modified plastics in the PRC market and higher penetration of our business in our existing markets supported by our additional 30 production lines in December 2012, as well as the marketing efforts to develop new customers. Such increase in demand was driven by increasing demand for middle and high-end automobiles by Chinese consumers, continuing substitution of imported modified plastics by domestic suppliers, as well as the increase of plastic content on the per-vehicle-basis in China. The increase of average RMB selling price was due to the shift of product mix towards higher-end products.

Product Mix

The following table summarizes the breakdown of revenues by product mix in millions of US$:

(in millions, except percentage)	Three-Month Period Ended March 31,
	2013		2012
	Amount	%	Amount	%	Change in Amount	Change in %
Modified Polypropylene (PP)	57.3	33.5%	64.6	52.4%	(7.3)	(11.3)%

Engineering Plastics	39.7	23.2%	24.8	20.1%	14.9	60.1%

Modified Polyamide (PA)	29.9	17.5%	10.9	8.9%	19.0	174.3%

Environmentally Friendly Plastics	25.9	15.1%	9.7	7.9%	16.2	167.0%

Alloy Plastics	12.9	7.6%	6.4	5.2%	6.5	101.6%

Modified Acrylonitrile Butadiene Styrene (ABS)	4.8	2.8%	4.8	3.9%	-	-

Sub-total	170.5	99.7%	121.2	98.4%	49.3	40.7%

After-sales Service	0.5	0.3%	2.0	1.6%	(1.5)	(75.0)%
Total Revenues	171.0	100%	123.2	100%	47.8	38.8%

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Three-Month Period Ended March 31,
	2013		2012
	MT	%	MT	%	Change in MT	Change in %
Modified Polypropylene (PP)	28,871	47.3%	30,994	67.6%	(2,123)	(6.8)%

Engineering Plastics	8,145	13.3%	4,805	10.5%	3,340	69.5%

Modified Polyamide (PA)	6,369	10.4%	2,213	4.8%	4,156	187.8%

Environmentally Friendly Plastics	11,869	19.4%	4,150	9.1%	7,719	186.0%

Alloy Plastics	4,121	6.7%	1,893	4.1%	2,228	117.7%

Modified Acrylonitrile Butadiene Styrene (ABS)	1,770	2.9%	1,780	3.9%	(10)	(0.6	) %

Total sales volume	61,145	100%	45,835	100%	15,310	33.4%

The Company has continued its shift of product mix to higher-end product categories such as modified polyamide (PA), environmentally-friendly plastics and engineering plastics by focusing on applications used in higher-end car models, primarily due to (i) the increasing demand of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand for clean energy vehicles promoted by the Chinese government and (iii) stronger sales of higher-end cars made by automotive manufacturers from China and Germany, US and Japan joint ventures, which tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Margin

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2013	2012	Amount	%
Gross Profit	$29.2	$31.2	$(2.0)	(6.4)%
Gross Margin	17.1%	25.3%		(8.2)%

Gross profit was US$29.2 million in the quarter ended March 31, 2013 compared to US$31.2 million in the same period of 2012, representing a decrease of 6.4%. Our gross margin decreased to 17.1% during the quarter ended March 31, 2013 from 25.3% during the same quarter of 2012.

The decrease of gross margin was primarily due to:

(i) an average 7.0% discount off the original prices during the first quarter of 2013 to early-paying distributors. To be eligible for the discounts, our distributors must make payments earlier than our standard credit term, which we believe improved our cash flow situation and enhanced our ability to timely satisfy our capital requirements for our Sichuan project. The major purpose of this marketing strategy is to further penetrate East China market and prepare our market entry to the Southwest region. As a result, revenues contribution from East China grew to 30.1% during the first quarter of 2013 compared to 19.5% in the first quarter of 2012. We plan to reduce the discounts to 5% during this year.

(ii) a 1.4% increase in shipping expenses as a percentage of revenues during the three-month period ended March 31, 2013 as we started managing logistics to better serve our customers in a more timely manner to increase sales.  Such arrangement is expected to continue in the future.

General and Administrative Expenses

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2013	2012	Amount	%
General and Administrative Expenses	$3.5	$2.4	$1.1	45.8%
as a percentage of revenues	2.0%	1.9%		0.1%

General and administrative (G&A) expenses were US$3.5 million in the quarter ended March 31, 2013 compared to US$2.4 million in the same period in 2012, representing an increase of 45.8%, or US$1.1 million. This increase is primarily due to increase of payroll resulting from an increase of both average salary and headcount. On a percentage basis, G&A expenses in the first quarter of 2013 increased to 2.0% of revenues from 1.9% in the first quarter of 2012.

Research and Development Expenses

	Three–Month Period Ended March 31,		Change
(in millions, except percentage)	2013	2012	Amount	%
Research and Development Expenses	$5.0	$2.5	$2.5	100%
as a percentage of revenues	3.0%	2.0%		1.0%

Research and development (“R&D”) expenses were US$5.0 million during the quarter ended March 31, 2013 compared with US$2.5 million during the same period in 2012, an increase of US$2.5 million, or 100%, reflecting increased research and development activities on new products primarily in consumption of raw materials for various experiments for automotive applications from automobile manufacturers as well as other non-automotive applications.  As of March 31, 2013, the number of ongoing research and development projects was 134.  The consumption of raw materials for these projects accounted for 90% of total R&D expenses for the quarter ended March 31, 2013.

We expect to complete and realize economic benefits on approximately 30% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail and medical devices.

Operating Income

Total operating income was US$20.6 million in the quarter ended March 31, 2013 compared to US$26.2 million in the same period of 2012, representing a decrease of 21.4% or US$5.6 million. This decrease is primarily due to lower gross profit, and higher G&A and R&D expenses.

Other Income (Expense)

Interest Income (Expenses)

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2013	2012	Amount	%
Interest Income	$1.1	$1.0	$0.1	10.0%
Interest Expenses	(2.9)	(0.5)	(2.4)	480.0%
Net Interest Income (Expenses)	$(1.8)	$0.5	$(2.3)	460.0%
as a percentage of revenues	(1.1)%	0.4%		(1.5)%

Net interest expense was US$1.8 million in the quarter ended March 31, 2013, compared to net interest income of US$0.5 million in the same period of 2012, primarily due to increase of short-term loans to meet the need of operating activities. The average loan balance for the three months ended March 31, 2013 was US$176.8 million as compared to US$25.1 million as of that of the prior year, leading to US$2.4 million more interest expense.

Income Taxes

	Three–Month Period Ended March 31,		Change
(in millions, except percentage)	2013	2012	Amount	%
Income before Income Taxes	$19.5	$27.1	$(7.6)	(28.0)%
Income Tax Expense	(5.0)	(6.5)	1.5	(23.1)%
Effective income tax rate	25.7%	24.2%		1.5%

The effective income tax rates for the three-month periods ended March 31, 2013 and 2012 were 25.7% and 24.2%, respectively. The effective income tax rate for the three-month period ended March 31, 2013 differs from the PRC statutory income tax rate of 25% primarily due to the increase of valuation allowance against deferred income tax assets and tax rate differential for non-PRC entities.

Our PRC subsidiaries have US$239.6 million of cash and cash equivalents, restricted cash and time deposits as of March 31, 2013, which is planned to be indefinitely reinvested in the PRC. The distributions from our PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities on undistributed earnings of our PRC subsidiaries.

Net Income

As a result of the above factors, we had a net income of US$14.5 million in the first quarter of 2013 compared to net income of US$20.6 million in the same quarter of 2012.

Selected Balance Sheet Data as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012	Change
(in millions, except percentage)			Amount	%
Cash and cash equivalents	113.7	83.8	29.9	35.7%
Restricted cash	14.0	16.9	(2.9)	(17.2)%
Time deposits	111.9	48.0	63.9	133.1%
Accounts receivable, net of allowance for doubtful accounts	151.3	143.8	7.5	5.2%
Inventories	84.4	78.3	6.1	7.8%
Property, plant and equipment, net	219.5	223.8	(4.3)	(1.9)%
Total assets	707.7	611.6	96.1	15.7%
Short-term bank loans	191.6	162.1	29.5	18.2%
Accounts payable	56.0	7.1	48.9	688.7%
Bills payable	20.5	15.8	4.7	29.7%
Income tax payable	8.0	8.5	(0.5)	(5.9)%
Accrued expenses and other current liabilities	32.7	34.4	(1.7)	(4.9)%
Redeemable Series D convertible preferred stock	97.6	97.6	-	-
Stockholders' equity	280.0	264.4	15.6	5.9%

Our financial condition continues to improve as measured by an increase of 5.9% in stockholders’ equity as of March 31, 2013 compared to December 31, 2012. Accounts payable increased by 688.7% due to the 30 days payment terms renegotiated with our raw material suppliers, a shift from prepayment to suppliers in the past, in order to strengthen our working capital.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production lines. We have financed these requirements primarily from cash generated from operations, short-term bank borrowings, and the issuance of our convertible preferred stocks and other equity financings. As of March 31, 2013 and December 31, 2012, we had US$113.7 million and US$83.8 million, respectively, in cash and cash equivalents, which were primarily deposited with banks in China (including Hong Kong). As of March 31, 2013, we had US$191.6 million outstanding short-term bank loans, including US$95.2 million unsecured loans, US$72.4 million loans secured by accounts receivable, and US$24.0 million loans secured by time deposits.  These loans bear a weighted average interest rate of 6.0% per annum and have terms of no longer than one year and do not contain any renewal terms. We have historically been able to make repayments when due.  In addition, we obtained lines of credit from below banks during 2012 and 2013.

A summary of lines of credit for the three-month period ended March 31, 2013 and the remaining lines of credit as of March 31, 2013 is as below:

(in millions)	March 31, 2013
	Lines of Credit, Obtained			Remaining Available
Name of Financial Institution	Date of Approval	RMB	USD	USD
Bank of Communication	January 5, 2013	100.0	16.1	0.0
Bank of Longjiang, Heilongjiang	March 14, 2013	200.0	32.2	0.0
Bank of China	March 14, 2013	350.0	56.4	24.4
HSBC	June 28, 2012	93.2	15.0	2.0
China Guangfa Bank	August 28, 2012	30.0	4.8	0.0
Industrial and Commercial Bank of China	October 11, 2012	300.0	48.3	0.0
Agriculture Bank of China	December 7, 2012	200.0	32.2	0.0
China Construction Bank	December 19, 2012	175.0	28.2	15.3
Total		1,448.2	233.2	41.7

We have historically been able to make repayments when due.  In addition, as of March 31, 2013, we have contractual obligations to pay (i) lease commitments in the amount of US$1.6 million, including US$0.6 million due in 2013; (ii) plant construction in the amount of US$27.8 million; (iii) warehouse construction in the amount of US$0.8 million; and (iv) equipment acquisition in the amount of US$1.5 million, all of capital commitments are due in 2013.

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

The following table sets forth a summary of our cash flows for the periods indicated.

	Three-Month Period Ended March 31,
(in millions US$)	2013	2012
Net cash provided by operating activities	68.8	4.5
Net cash used in investing activities	(68.4)	-
Net cash provided by (used in) financing activities	28.9	(12.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents	0.6	(0.1)
Net increase (decrease) in cash and cash equivalents	29.9	(8.3)
Cash and cash equivalents at the beginning of period	83.8	135.5
Cash and cash equivalents at the end of period	113.7	127.2

Operating Activities

Net cash provided by operating activities increased to US$68.8  million for the three-month period ended March 31, 2013 from US$4.5 million for the three-month period ended March 31, 2012, primarily due to (i) the increase of approximately US$69.9 million in cash collected from our customers for the three-month period ended March 31, 2013 resulting from increasing sales during the period, and (ii) an increase of approximately US$5.6 million in cash operating expenditures, including raw material purchases, rental and personnel costs for the three-month period ended March 31, 2013.

Investing Activities

Net cash used in the investing activities was US$68.4 million for the three-month period ended March 31, 2013 as compared to US$30,587 for the same period of last year, mainly due to the increase of US$87.8 million purchase of time deposits and US$4.7 million purchase of property, plant and equipment in order to expand the production capacity, partially offset by US$24.1 million proceeds from maturity of time deposits.

Financing Activities

Net cash provided by the financing activities was US$28.9 million for the three-month period ended March 31, 2013, primarily as a result of $105.8 million borrowings of short-term bank loans from local banks, which was offset by US$76.9 million repayments of bank borrowings, for the three-month period ended March 31, 2013.

Net cash used in the financing activities was US$12.7 million for the three-month period ended March 31, 2012, primarily as a result of US$28.5 million repayment of bank borrowings, partially offset by addition of US$15.8 million short-term loans from local banks.

As of March 31, 2013, our cash balance was US$113.7 million, compared to US$83.8 million at December 31, 2012.

Days Sales Outstanding (DSO) has increased from 42 days for the three-month period ended March 31, 2012 to 80 days for the three-month period ended March 31, 2013 as a result of overall China economic slowdown and its impact to our industry. It takes longer to collect from our customers. We believe that our DSO is still below industry average. The average DSO for the automotive modified plastic industry is generally 90 days based on our industry experience. We anticipate our DSO to remain this level this year.

Industry Standard Customer and Supplier Payment Terms (days) as below:

	Three-month period ended March 31, 2013	Year ended December 31, 2012
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Supplier Payment Term	Payment in advance/up to 30 days	Payment in advance/up to 30 days

Inventory turnover days was 52 days for the three-month periods ended March 31, 2013 and 2012, respectively.

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

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of March 31, 2013 are as follows:

Contractual obligations	Total	Payment due less than 1 year	2 – 3 years	4-5 years	More than 5 years
Lease commitments	1,584,843	578,567	1,006,276	-	-
Plant construction	27,846,221	27,846,221	-	-	-
Warehouse construction	794,213	794,213	-	-
Equipment acquisition	1,456,054	1,456,054	-	-	-
Total	31,681,331	30,675,055	1,006,276	-	-

In addition, on March 8, 2013, Xinda Holding (HK) Company Limited ("Xinda Holding (HK)") entered into an investment agreement to establish the Company's fourth production base, with 315,000 Metric Tons of planned production capacity, and an affiliated R&D and Training Center (the "Investment Agreement") with the People's Government of Shunqing District, Nanchong City, Sichuan Province, pursuant to which, Xinda Holding (HK) agrees to invest through its PRC affiliate or otherwise approximately RMB1.7 billion (equivalent to US$274 million) in property, plant and equipment  and approximately RMB0.6 billion (equivalent to US$97 million) in working capital from 2013 to 2015.

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

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of March 31, 2013 would decrease income before income taxes by approximately $0.48 million for the three-month period ended March 31, 2013. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

All of our revenues are collected in and substantially all of our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the $1.00 U.S. dollar until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the Chinese Central Bank allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. On March 31, 2013, the RMB traded at 6.2108 RMB to 1.00 U.S. dollar.

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

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2012 due to two material weaknesses as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, we believe that our unaudited consolidated financial statements included in this Quarterly Report present fairly our financial position, results of operations and cash flows for the fiscal quarter ended March 31, 2013 in all material respects.

(b) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For the three-month period ended March 31, 2013, there were no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject, and no material developments in the legal proceedings previously reported.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on March 25, 2013. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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

China XD Plastics Company Limited

Date: May 14, 2013	By:	/s/ Jie Han
Name: Jie Han
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2013	By:	/s/ Taylor Zhang
Name: Taylor Zhang
Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Document Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.