Form 10-Q
period 2013-06-30
China XD Plastics Co Ltd
filed 2013-08-12
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 5, 2013, the registrant had 47,788,772 shares of common stock, par value US$0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	66,011,897	83,822,602
Restricted cash	11,862,515	16,915,359
Time deposits	175,155,603	47,955,923
Accounts receivable, net	207,115,047	143,843,764
Amounts due from related parties	8,147	219,360
Inventories	102,439,195	78,263,071
Prepaid expenses and other current assets	5,931,739	6,090,232
Total current assets	568,524,143	377,110,311
Property, plant and equipment, net	218,380,146	223,780,133
Land use rights, net	10,572,538	10,524,451
Other non-current assets	2,335,044	169,414
Total assets	799,811,871	611,584,309

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCKS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loans	245,225,991	162,076,050
Bills payable	14,256,851	15,810,340
Accounts payable	74,400,321	7,061,259
Amounts due to a related party	170,743	-
Income taxes payable	8,966,254	8,511,679
Accrued expenses and other current liabilities	32,093,456	34,442,983
Total current liabilities	375,113,616	227,902,311
Income taxes payable-non current	1,528,345	-
Deferred income tax liabilities	20,155,409	20,733,959
Warrants liability	588,419	1,008,750
Total liabilities	397,385,789	249,645,020

Redeemable Series D convertible preferred stock	97,576,465	97,576,465
Stockholders’ equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 47,809,772 shares and 47,584,772 shares issued, 47,788,772 shares and 47,563,772 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	4,781	4,758
Treasury stock, 21,000 shares at cost	(92,694)	(92,694)
Additional paid-in capital	73,173,925	72,583,910
Retained earnings	212,465,960	177,208,492
Accumulated other comprehensive income	19,297,545	14,658,258
Total stockholders’ equity	304,849,617	264,362,824
Commitments and contingencies	-	-
Total liabilities, redeemable convertible preferred stocks and stockholders’ equity	799,811,871	611,584,309

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
	US$	US$	US$	US$

Revenues	202,150,358	144,662,774	373,117,929	267,839,589
Cost of revenues	(164,965,762)	(109,395,422)	(306,777,202)	(201,350,671)
Gross profit	37,184,596	35,267,352	66,340,727	66,488,918

Selling expenses	(47,218)	(53,064)	(109,992)	(182,752)
General and administrative expenses	(2,855,659)	(2,281,661)	(6,339,574)	(4,635,796)
Research and development expenses	(5,775,769)	(4,610,458)	(10,786,688)	(7,065,497)
Total operating expenses	(8,678,646)	(6,945,183)	(17,236,254)	(11,884,045)

Operating income	28,505,950	28,322,169	49,104,473	54,604,873

Interest income	1,470,113	1,418,287	2,539,717	2,420,016
Interest expense	(3,374,738)	(913,643)	(6,310,724)	(1,399,043)
Foreign currency exchange gains (losses)	877,423	(708,611)	1,366,616	(717,263)
Change in fair value of warrants liability	400,007	1,528,614	420,331	1,862,319
Government grant	1,172	-	210,091	-
Change in fair value of embedded derivative liability	-	298	-	312
Total non-operating income (expense), net	(626,023)	1,324,945	(1,773,969)	2,166,341

Income before income taxes	27,879,927	29,647,114	47,330,504	56,771,214

Income tax expense	(7,073,314)	(6,874,387)	(12,073,036)	(13,436,079)

Net income	20,806,613	22,772,727	35,257,468	43,335,135

Earnings per common share:
Basic	0.32	0.36	0.55	0.68
Diluted	0.32	0.33	0.55	0.65

Net Income	20,806,613	22,772,727	35,257,468	43,335,135

Other comprehensive income (loss)
Foreign currency translation adjustment, net of nil income taxes	3,758,011	(1,946,740)	4,639,287	(2,026,563)

Comprehensive income	24,564,624	20,825,987	39,896,755	41,308,572

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Period Ended June 30,
	2013	2012
	US$	US$
Cash flows from operating activities:
Net cash provided by operating activities	38,925,612	29,360,005

Cash flows from investing activities:
Proceeds from maturity of time deposits	56,618,325	-
Purchase of time deposits	(182,063,524)	-
Purchases of property, plant and equipment	(13,419,444)	(37,490,885)
Net cash used in investing activities	(138,864,643)	(37,490,885)

Cash flows from financing activities:
Proceeds from bank borrowings	226,906,170	70,412,507
Repayments of bank borrowings	(146,861,566)	(54,273,011)
Release of restricted cash	1,629,354	-
Placement of restricted cash as collateral for bank borrowings	(888,846)	-
Dividends paid to redeemable Series C convertible preferred stockholders	-	(60)
Net cash provided by financing activities	80,785,112	16,139,436

Effect of foreign currency exchange rate changes on cash and cash equivalents	1,343,214	(1,263,433)
Net increase (decrease) in cash and cash equivalents	(17,810,705)	6,745,123

Cash and cash equivalents at beginning of period	83,822,602	135,482,386
Cash and cash equivalents at end of period	66,011,897	142,227,509

Supplemental disclosure of cash flow information:
Interest paid	4,476,797	1,399,043
Income taxes paid	11,108,922	12,271,078

See accompanying notes to unaudited condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation, significant concentrations and risks

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the United States Securities and Exchange Commission. The condensed consolidated balance sheet as of December 31, 2012 was derived from the audited consolidated financial statements of China XD Plastics Company Limited (“China XD Plastics”) and subsidiaries (collectively the “Company”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2012, and the related consolidated statements of comprehensive income, changes in equity and cash flows for the year then ended, included in the Company’s Annual Report on Form 10-K filed with the SEC.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2013, the results of operations for the three-month and six-month periods ended June 30, 2013 and 2012, and the cash flows for the six-month periods ended June 30, 2013 and 2012, have been made.

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

(b) Significant concentrations and risks

Sales concentration

The Company sells its products, substantially through approved distributors in the People’s Republic of China (“PRC”).  The Company's sales are highly concentrated.  Sales to four and five major distributors, which individually exceeded 10% of the Company's revenues for the three-month and six-month periods ended June 30, 2013 and 2012 , are as follows:

	Three-Month Period Ended June 30,
	2013		2012
	US$	%	US$	%
Distributor A	62,636,042	31.0%	9,647,079	6.7%
Distributor B	37,851,945	18.7%	47,867,834	33.1%
Distributor C	29,715,013	14.7%	20,755,970	14.3%
Distributor D	27,043,818	13.4%	20,671,303	14.3%
Total	157,246,818	77.8%	98,942,186	68.4%

	Six-Month Period Ended June 30,
	2013		2012
	US$	%	US$	%
Distributor A	105,637,897	28.3%	18,506,579	6.9%
Distributor B	81,383,863	21.8%	88,003,676	32.9%
Distributor C	52,579,111	14.1%	40,344,851	15.1%
Distributor D	50,068,717	13.4%	39,433,344	14.7%
Distributor E	42,853,294	11.5%	23,393,157	8.7%
Total	332,522,882	89.1%	209,681,607	78.3%

The Company expects revenues from these distributors to continue to represent a substantial portion of its revenue in the future. Any factors adversely affecting the automobile industry in the PRC or the business operations of these customers will have a material effect on the Company's business, financial position and results of operations.

Purchase concentration of Raw materials and Production Equipment

The principal raw materials used for the Company's production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon. The Company purchases substantially all of its raw materials through three distributors.  Raw material purchases from these three suppliers, which individually exceeded 10% of the Company’s total raw material purchases, accounted for approximately 95% and 99% of the Company’s total raw material purchases for the three-month periods ended June 30, 2013 and 2012, respectively, and 97% and 99% of the Company's total raw material purchase for the six-month periods ended June 30, 2013 and 2012, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company's business, financial position and results of operations.

The Company has three production facilities, all of which are located in Harbin, Heilongjiang province of the PRC.  The Company purchased equipment from a major equipment distributor, which accounted for nil and 99% of the Company’s total purchases for the three-month periods ended June 30, 2013 and 2012, respectively, and accounted for 35% and 99% of the Company's total equipment purchases for the six-month periods ended June 30, 2013 and 2012, respectively. A change of the supplier could cause a delay in manufacturing and a possible loss of sales, which could adversely affect the Company's business, financial position and results of operations.  The majority owner of the equipment distributor is also the majority owner of a major raw material supplier that supplied approximately 18% and 26% of the Company’s total raw material purchases for the three-month periods ended June 30, 2013 and 2012, and 18% and 26% of the Company’s total raw material purchases for the six-month periods ended June 30, 2013 and 2012, respectively.  In addition, the majority owner of the equipment distributor is also the majority owner of sales Distributor D presented above.

Cash concentration

Cash and cash equivalents, restricted cash and time deposits maintained at banks consist of the following:

	June 30, 2013	December 31, 2012
	US$	US$
RMB denominated bank deposits with:
Financial Institutions in the PRC	252,388,790	140,788,222

U.S. dollar denominated bank deposits with:
Financial Institution in the U.S.	94,127	18,391
Financial Institutions in the PRC	12	7,828,156
Financial Institution in Hong Kong Special Administrative Region	546,609	11,287

The bank deposits with financial institutions in the PRC are not insured by any government authority.  To limit exposure to credit risk, the Company primarily places bank deposits with large financial institutions in the PRC with acceptable credit rating.

Cash that is restricted as to withdrawal or usage is reported as restricted cash in the condensed consolidated balance sheets and is not included as cash and cash equivalents in the condensed consolidated statements of cash flows.

Short-term bank deposits that are pledged as collateral for bills payable relating to purchase of raw materials are reported as restricted cash and amounted to US$7,739,434 and US$10,914,753 as of June 30, 2013 and December 31, 2012, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company. Short-term bank deposits that are pledged as collateral for letter of credit relating to purchase of raw materials are reported as restricted cash and amounted to US$8,961 and US$1,225,402 as of June 30, 2013 and December 31, 2012. The cash will be available for use by the Company after 60 days since the issuance of the letter of credit. The cash flows from the pledged bank deposits, which relate to purchases of raw materials, are reported within cash flows from operating activities in the condensed consolidated statements of cash flows.

Short-term bank deposits that are pledged as collateral for short-term bank borrowings are reported as restricted cash and amounted to US$4,114,120 and US$4,775,204 as of June 30, 2013 and December 31, 2012, respectively. The cash flows from such bank deposits are reported within cash flows from financing activities in the condensed consolidated statements of cash flows.

Note 2 - Accounts receivable

Accounts receivable consist of the following:

	June 30, 2013	December 31, 2012
	US$	US$

Accounts receivable	207,261,590	143,991,818
Allowance for doubtful accounts	(146,543)	(148,054)
Accounts receivable, net	207,115,047	143,843,764

As of June 30, 2013 and December 31, 2012, the accounts receivable balances also include notes receivable in the amount of US$4,249,497 and US$927,390, respectively.  As of June 30, 2013 and December 31, 2012, US$120,260,952 and US$95,338,947 of accounts receivable are pledged for the short-term bank loans respectively.

There was no accrual of additional provision or write-off of accounts receivable for the three-month and six-month periods ended June 30, 2013 and 2012.

Note 3 - Inventories

Inventories consist of the following:

	June 30, 2013	December 31, 2012
	US$	US$

Raw materials	36,341,023	70,672,300
Work in progress	211,325	110,964
Finished goods	65,886,847	7,479,807
Total inventories	102,439,195	78,263,071

There were no write down of inventories for the three-month and six-month periods ended June 30, 2013 and 2012.

Note 4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2013	December 31, 2012
	US$	US$

Advances to suppliers	1,771,732	4,355,607
Interest receivable	1,735,704	1,145,244
Other	2,424,303	589,381
Total prepaid expenses and other current assets	5,931,739	6,090,232

Prior to February 2013, the Company paid deposits to domestic and international suppliers for the principal raw materials ordered. The Company made advanced orders of raw materials based upon (1) the demand and supply situation in the raw materials market and (2) the forecasted demand of products. Starting from March 2013, the Company switched to 30 days credit terms for purchases from its domestic suppliers.  All advances to suppliers as of June 30, 2013 are related to the purchase of raw materials, which were subsequently received by the Company in July 2013.

Interest receivable mainly represents the interests earned from the three-month or six-month time deposits, as well as from the restricted cash.

Other mainly includes value added taxes receivables, other prepaid expenses and staff advances.

Note 5 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	June 30, 2013	December 31, 2012
	US$	US$

Machinery, equipment and furniture	203,965,334	193,999,396
Motor vehicles	1,561,149	1,438,596
Workshops and buildings	42,578,183	40,357,145
Construction in progress	3,644,100	10,471,463
Total property, plant and equipment	251,748,766	246,266,600
Less accumulated depreciation	(33,368,620)	(22,486,467)
Property, plant and equipment, net	218,380,146	223,780,133

For the six-month periods ended June 30, 2013 and 2012, no interest expense was capitalized as a component of the cost of construction in progress as the amount was inconsequential. Depreciation expense on property, plant and equipment was allocated to the following expense items:

	Six-Month Period Ended June 30,
	2013	2012
	US$	US$
Cost of revenues	8,943,524	4,313,127
General and administrative expenses	726,013	115,289
Research and development expenses	795,964	513,541
Total depreciation expense	10,465,501	4,941,957

Note 6 – Short-term loans

		June 30, 2013	December 31, 2012
		US$	US$

Unsecured loans		133,737,413	65,970,048
Loans secured by accounts receivable		89,288,624	72,229,981
Loans secured by bank deposits		14,053,182	23,876,021

Total short-term bank loans	(a)	237,079,219	162,076,050

Interest-free loan secured by land use rights	(b)	8,146,772	-

Total short-term loans		245,225,991	162,076,050

(a)
As of June 30, 2013 and December 31, 2012, the Company’s short-term bank loans bear a weighted average interest rate of 6.0% and 6.1% per annum, respectively. All short-term bank loans mature and expire at various times within one year and contain no renewal terms.

As of June 30, 2013, the Company had total lines of credit with remaining terms less than 12 months of RMB1,537.1 million (US$250.5 million), of which RMB99.3 million (US$16.2 million) was unused.  These lines of credit are from PRC banks in Harbin, Heilongjiang province and contain certain financial covenants such as total stockholders’ equity, debt asset ratio, current ratio, contingent liability ratio and net profit. As of June 30, 2013, the Company has met these financial covenants.

(b)
On April 11, 2013, the Company obtained a one-year interest-free loan in the amount of RMB50 million (equivalent to US$8 million) from a company affiliated with the People’s Government of Shunqing District, Nanchong City, Sichuan Province (“Shunqing Government”). The loan was issued to support the Company’s construction of a 300,000 metric ton plastics production project and affiliated R&D center and training center project in Yinghua Industrial Park, Shunqing District, Nanchong City, Sichuan Province (“Construction of Sichuan Plant”). The loan will be secured by a land use right to be granted to the Company in connection with the Project.

Note 7 - Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2013	December 31, 2012
	US$	US$

Payables for purchase of property, plant and equipment	26,952,428	30,029,901
Other	5,141,028	4,413,082
Accrued expenses and other current liabilities	32,093,456	34,442,983

Other mainly represent accrued freight expenses, non income tax payables, accrued payroll and employee benefits, accrued interest expenses, and other accrued miscellaneous operating expenses.

Note 8 – Related party transactions

The Company entered into related party transactions with Harbin Xinda High-Tech Co., Ltd. (“Xinda High-Tech”), an entity controlled by the wife of Mr. Han, the chief executive officer and controlling stockholder of the Company, Mr. Han and Mr. Han’s son.  The significant related party transactions are summarized as follows:

		Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
		2013	2012	2013	2012
		US$	US$	US$	US$
Costs and expenses resulting from transactions with related parties:
Rental expenses for plant and office spaces	(a)	200,218	160,354	398,270	256,089

The balances due from and to the related parties are summarized as follows:

		June 30, 2013	December 31, 2012
		US$	US$
Amounts due from related parties:
Prepaid rent expenses to Xinda High-Tech	(a)	-	219,360
Prepaid rent expenses to Mr. Han’s son	(a)	8,147	-
Total		8,147	219,360

Amounts due to a related party:
Rent payable to Xinda High-Tech	(b)	170,743	-

(a)	The Company rents the following plant and office buildings in Harbin, Heilongjiang province from Xinda High-Tech:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Plant and office building	20,250	668,020	Between May 1, 2012 and April 30, 2015
Office building	250	8,147	Between January 1, 2012 and December 31, 2013
Office building	3,394	110,601	Between May 1, 2012 and April 30, 2013
Office building	3,394	110,601	Between May 1, 2013 and April 30, 2015

The Company also rents a facility of approximately 3,134 square meters in Harbin, Heilongjiang province from Mr. Han’s son for an annual rental fee of RMB100,000 (approximately US$16,294).  The period of the lease is from January 1, 2013 to December 31, 2013.

Total rental expenses paid or payable to Xinda High-Tech and Mr. Han’s son amounted to US$200,218 and US$160,354 for the three-month periods ended June 30, 2013 and 2013, and US$398,270 and US$256,089 for the six-month periods ended June 30, 2013 and 2012.

Note 9 – Income tax

The effective income tax rates for the six-month periods ended June 30, 2013 and 2012 were 25.5% and 23.7%, respectively. The effective income tax rate for the six-month period ended June 30, 2013 differs from the PRC statutory income tax rate of 25% primarily due to the increase of valuation allowance and tax rate differential for non-PRC entities.

As of and for the three-month and six-month periods ended June 30, 2013, the Company did not have any unrecognized tax benefits, and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

Note 10 - Warrants

The following is a summary of outstanding warrants as of June 30, 2013:

Warrants	Exercise Price	Number of Warrants Outstanding	Remaining Contractual Life
	US$		Years
Series A investor warrants	4.9	1,320,696	1.42
Series A placement agent warrants	5.5	117,261	1.42
Series C placement agent warrants	7.5	166,667	0.02
Total		1,604,624

The fair values of the warrants as of June 30, 2013 were calculated using Black-Scholes option pricing model with the following assumptions:

	Series A Investor Warrants	Series A Placement Agent Warrants	Series C Placement Agent Warrants
Volatility	35.0%	35.0%	68.2%
Expected dividends yield	0%	0%	0%
Fair value of underlying common stock (per share)	4.11	4.11	4.11
Risk-free interest rate (per annum)	0.24%	0.24%	0.04%

During the three-month and six-month period ended June 30, 2013, no warrants were exercised.

Note 11 – Stockholders’ equity

The changes of each caption of stockholders’ equity for the six-month period ended June 30, 2013 are as follows:

	Series B Preferred Stock		Common Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings	Comprehensive Income	Stockholders’ Equity
		US$		US$
Balance as of January 1, 2013	1,000,000	100	47,563,772	4,758	(92,694)	72,583,910	177,208,492	14,658,258	264,362,824
Net income	-	-	-	-	-	-	35,257,468	-	35,257,468
Other comprehensive income	-	-	-	-	-	-	-	4,639,287	4,639,287
Vesting of unvested shares	-	-	225,000	23	-	(23)	-	-	-
Stock based compensation	-	-	-	-	-	590,038	-	-	590,038
Balance as of June 30, 2013	1,000,000	100	47,788,772	4,781	(92,694)	73,173,925	212,465,960	19,297,545	304,849,617

Note 12 – Stock based compensation

A summary of stock option activity is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price US$	Weighted Average Remaining Contractual Life Years	Aggregate Intrinsic Value US$
Outstanding as of December 31, 2012	148,500	8.01
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2013	148,500	8.01	7.11	-
Vested and expected to vest as of June 30, 2013	148,500	8.01	7.11	-

The Company recognized US$82,833 and US$82,833 of share-based compensation expense in general and administration expenses relating to stock options for the three-month periods ended June 30, 2013 and 2012, respectively, and US$92,625 and US$164,756 of share-based compensation expense in general and administration expenses relating to stock options for the six-month periods ended June 30, 2013 and 2012, respectively. As of June 30, 2013, there was US$18,860 of total unrecognized compensation cost relating to stock options, which is to be recognized over a period of 0.10 years.

On May 8, 2013, the board of directors approved the grant of 26,361 nonvested shares to three independent directors, all of which vest on November 8, 2013.

A summary of the nonvested shares activity is as follows

	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per share
		US$
Balance as of December 31, 2012	513,000	4.66
Granted	26,361	3.85
Vested	(225,000)	4.35
Outstanding as of June 30, 2013	314,361	4.81

The Company recognized US$142,856 and US$70,775 of share-based compensation expense in general and administration expenses relating to nonvested shares for the three-month periods ended June 30, 2013 and 2012, respectively, and US$497,413 and US$141,557 of share-based compensation expense in general and administration expenses relating to nonvested shares for the six-month periods ended June 30, 2013 and 2012, respectively. As of June 30, 2013, there was US$707,944 total unrecognized compensation cost relating to nonvested shares, which is to be recognized over a weighted average period of 1.69 years.

Note 13 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
	US$	US$	US$	US$
Numerator:
Net income	20,806,613	22,772,727	35,257,468	43,335,135
Less: Dividends to Series C convertible preferred stockholders	-	(30)	-	(60)
Net income available to common stockholders	20,806,613	22,772,697	35,257,468	43,335,075
Less:
Earnings allocated to participating Series C convertible preferred stock	-	(156)	-	(296)
Earnings allocated to participating Series D convertible preferred stock	(5,195,421)	(5,725,900)	(8,803,806)	(10,896,045)
Earnings allocated to participating nonvested shares	(93,518)	(31,433)	(183,776)	(66,139)
Net income for basic earnings per share	15,517,674	17,015,208	26,269,886	32,372,595

Changes in fair value of derivative liabilities - Series A investor warrants	-	(1,341,917)	-	(1,629,711)
Net income for dilutive earnings per share	15,517,674	15,673,291	26,269,886	30,742,884

Denominator:
Denominator for basic earnings per share:
Weighted average number of common stock outstanding	47,788,772	47,545,938	47,742,778	47,536,652
Series A investor warrants	-	6,725	-	44,264
Denominator for diluted earnings per share	47,788,772	47,552,663	47,742,778	47,580,916

Earnings per share:
Basic	0.32	0.36	0.55	0.68
Diluted	0.32	0.33	0.55	0.65

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month periods and six-month periods ended June 30, 2013 and 2012 because their effects are anti-dilutive:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012

Shares issuable upon conversion of Series D convertible preferred stock	16,000,000	16,000,000	16,000,000	16,000,000
Shares issuable upon exercise of Series A investor warrant	1,320,696	-	1,320,696	-
Shares issuable upon exercise of Series A placement agent warrant	117,261	117,261	117,261	117,261
Shares issuable upon exercise of Series C placement agent warrant	166,667	166,667	166,667	166,667
Shares issuable upon exercise of stock options	148,500	297,000	148,500	297,000

Note 14 - Commitments and contingencies

(1)	Lease commitments Future minimum lease payments under non-cancellable operating leases agreements as of June 30, 2013 were as follows.

US$
Period from July 1, 2013 to December 31, 2013	493,084
Years ending December 31,
2014	963,453
2015	388,499
2016	101,022
2017 and thereafter	58,929

Rental expenses incurred for operating leases of plant and equipment and office spaces were US$200,998 and US$181,791 for the three-month periods, and US$419,165 and US$297,495 for the six-month periods ended June 30, 2013 and 2012, respectively. There are no step rent provisions, escalation clauses, capital improvement funding requirements, other lease concessions or contingent rent in the lease agreements. The Company has no legal or contractual asset retirement obligations at the end of leases. The company’s leases do not contain any contingent rent payments terms.

(2)	Plant construction

Pursuant to the agreement with Harbin Shengtong Engineering Plastics Co. Ltd.(“Harbin Shengtong”), the Company has a remaining commitment of RMB199.9 Million (equivalent to US$32.6 Million) as of June 30, 2013, for the acquisition of the land use rights and a plant consisting of five workshops and a building (the “Project”) in Harbin upon completion in exchange for a total consideration of RMB463 million (approximately US$75.4 million) in cash. Harbin Shengtong is responsible to complete the construction of the plant and workshops according to the Company’s specifications.  Once the Project is fully completed and accepted by the Company, Harbin Shengtong shall transfer titles of the Project to the Company.  As of June 30, 2013, five workshops were completed and placed into the service by the Company.  The titles of the five workshops, the building and the related land use rights are expected to be transferred to the Company once the Project is completed in the second half of 2013.

On March 8, 2013, Xinda Holding (HK) Company Limited (“Xinda Holding (HK)”), a wholly owned subsidiary of the Company, entered into an Investment Agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion (equivalent to US$294 million) in property, plant and equipment and approximately RMB0.6 billion (equivalent to US$98 million) in working capital, for the Construction of Sichuan Plant.

Note 15 - Subsequent events

On July 29, 2013, the Company’s Board of Directors approved the grant of (i) 192,370 nonvested shares to certain executive officers and employees which vest on August 7, 2016; (ii) 674,205 nonvested shares to 16 consultants and two independent directors which vest on February 7, 2014.

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

Overview

China XD Plastics Company Limited (“China XD”, “we”, and the “Company”, and “us” or “our” shall be interpreted accordingly) is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China. Through our wholly-owned operating subsidiaries in China, we develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 263 certifications from manufacturers in the automobile industry as of June 30, 2013. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province. Our Research and Development (the “R&D”) team consists of 139 professionals including 16 consultants, of which two consultants are members of Chinese Academy of Engineering, and one consultant is the former chief scientist of Specialty Plastics Engineering Institute of Jilin University. As a result of the integration of our academic and technological expertise, we have a portfolio of 78 patents, one of which we have obtained the patent rights and the remaining 77 of which we have applications pending in China as of June 30, 2013.

Our products include seven categories: modified polypropylene (PP), modified engineering plastics, modified polyamides (PA), environmentally-friendly plastics, alloy plastics, polyether ether ketone (PEEK) and modified acrylonitrile butadiene styrene (ABS).  The Company's products are primarily used in the production of exterior and interior trim and functional components of more than 24 automobile brands and 80 automobile models manufactured in China, including Audi, Volkswagen, BMW, GM, Mazda, Toyota, Cherry, Geely and Hafei new energy vehicles. Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing bases in Harbin, Heilongjiang in the PRC. As of June 30, 2013, we had approximately 390,000 metric tons of production capacity across 83 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems, including the newly launched three additional factory buildings with 30 production lines completed the trial-run in December 2012 and further expanded our annual capacity potential by approximately 135,000 metric tons and support our future growth in 2013 and beyond.

Highlights for the three months ended June 30, 2013 include:

▪	Revenue was $202.2 million, an increase of 39.7% from $144.7 million in the second quarter of 2012
▪	Gross profit was $37.2 million, an increase of 5.4% from $35.3 million in the second quarter of 2012
▪	Gross profit margin was 18.4%, compared to 24.4% in the second quarter of 2012
▪	Net income was $20.8 million, compared to $22.8 million in the second quarter of 2012
▪	Total volume shipped was 69,915 metric tons, up 29.8% from 53,866 metric tons in the second quarter of 2012

Results of Operations

The following table sets forth, for the periods indicated, statements of income data in thousands of USD:

(in millions, except percentage)	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2013	2012	%	2013	2012	%
Revenues	202.2	144.7	39.7%	373.1	267.8	39.3%
Cost of revenues	(165.0)	(109.4)	50.8%	(306.8)	(201.3)	52.4%
Gross profit	37.2	35.3	5.4%	66.3	66.5	(0.3)%
Total operating expenses	(8.7)	(6.9)	26.1%	(17.2)	(11.9)	44.5%
Operating income	28.5	28.4	0.4%	49.1	54.6	(10.1)%
Income before income taxes	27.9	29.6	(6.1)%	47.3	56.8	(16.7)%
Income tax expense	(7.1)	(6.8)	2.9%	(12.0)	(13.5)	(11.1)%
Net income	20.8	22.8	(8.8)%	35.3	43.3	(18.5)%

Three Months Ended June 30, 2013 compared to three months ended June 30, 2012

Revenues

Revenues were US$202.2 million in the second quarter ended June 30, 2013, an increase of US$57.5 million, or 39.7%, compared to US$144.7 million in the same period of last year, due to approximately 29.8% increase in sales volume and 3.3% increase in the average RMB selling price of our products. The increase of sales volume was driven by the strong demand of modified plastics in the PRC market and higher penetration of our business in our existing markets supported by our additional 30 production lines which commenced production in December 2012, as well as the marketing efforts to develop new customers, in particular those in Eastern and Southwestern China. Such increase in demand was driven by increasing demand for middle and high-end automobiles by Chinese consumers, continuing substitution of imported modified plastics by domestic suppliers, as well as the increase of plastic content on the per-vehicle-basis in China. The increase of average RMB selling price was due to the shift of product mix towards higher-end products.

The following table summarizes the breakdown of revenues by product mix in millions of US$:

(in millions, except percentage)	Revenues For the Three Months Ended June 30,
	2013		2012
	Amount	%	Amount	%	Change in Amount	Change in %
Modified Polypropylene (PP)	60.8	30.1%	71.6	49.4%	(10.8)	(15.1)%

Engineering Plastics	47.1	23.3%	25.9	17.9%	21.2	81.9%

Modified Polyamide (PA)	38.6	19.1%	12.2	8.5%	26.4	216.4%

Environment Friendly Plastics	31.5	15.6%	15.2	10.5%	16.3	107.2%

Alloy Plastics	14.2	7.0%	12.9	8.9%	1.3	10.1%

Modified Acrylonitrile Butadiene Styrene (ABS)	9.5	4.7%	4.8	3.3%	4.7	97.9%

Sub-total	201.7	99.8%	142.6	98.5%	59.1	41.4%

After-sales Service	0.5	0.2%	2.1	1.5%	(1.6)	(76.2)%
Total Revenues	202.2	100%	144.7	100%	57.5	39.7%

The reduction of after-sales service fee was due to the discounts given to our distributors as part of our marketing strategy to further penetrate our less-developed markets, especially in East China and Southwest China.

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Three Months Ended June 30,
	2013		2012
	MT	%	MT	%	Change in MT	Change in %
Modified Polypropylene (PP)	30,337	43.4%	34,354	63.7%	(4,017)	(11.7)%

Engineering Plastics	9,506	13.6%	5,121	9.5%	4,385	85.6%

Modified Polyamide (PA)	7,976	11.4%	2,536	4.7%	5,440	214.5%

Environment Friendly Plastics	14,385	20.6%	6,600	12.3%	7,785	118.0%

Alloy Plastics	4,361	6.2%	3,495	6.5%	866	24.8%

Modified Acrylonitrile Butadiene Styrene (ABS)	3,350	4.8%	1,760	3.3%	1,590	90.3%

Total sales volume	69,915	100%	53,866	100%	16,049	29.8%

The Company has shifted product mix from traditional Modified Polypropylene (PP) to higher-end products such as Modified Polyamide (PA), Environmental Friendly Plastics, modified ABS, and Engineering Plastics, primarily due to (i) the increasing demand of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand promoted by Chinese government for clean energy vehicles and (iii) stronger sales of higher-end cars made by automotive manufacturers from China and Germany, U.S. and Japanese joint ventures, which tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Profit Margin

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2013	2012	Amount	%
Gross Profit	$37.2	$35.3	$1.9	5.4%
Gross Profit Margin	18.4%	24.4%		(6.0)%

Gross profit was US$37.2 million in the second quarter ended June 30, 2013 compared to US$35.3 million in the same period of 2012, representing an increase of 5.4%. Our gross margin decreased to 18.4% in the second quarter ended June 30, 2013 from 24.4% during the same quarter of 2012.

The decrease of gross profit margin was primarily due to:

(i)
The decrease of gross profit margin was primarily due to an average 6.4% discount on the listed prices for the three month period ended June 30, 2013 to distributors as part of our marketing initiatives to increase our market share in Eastern China and Southwestern China.  The discount,is primarily aimed at further expanding into the Eastern China and Southwestern China market. As a result, revenues contribution from Eastern China and Southwest China grew to 29.8% and 4.8% during the three-month period ended June 30, 2013 compared to 21.5% and nil in the same period of 2012, respectively. We plan to maintain such discount rate for the rest of 2013.

(ii)
The decrease of gross profit margin was also due to increase in shipping expenses to US$3.4 million in the three months ended June 30, 2013 from US$0.3 million in the three months ended June 30, 2012. We started managing logistics on our own to better serve our customers in a more timely manner and to better understand our customer demands and control our sales channel since the first quarter of 2013. Such arrangement is expected to continue in the future.

General and Administrative Expenses

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2013	2012	Amount	%
General and Administrative Expenses	$2.9	$2.2	$0.7	31.8%
as a percentage of revenues	1.4%	1.6%		(0.2%)

General and administrative (G&A) expenses were US$2.9 million in the second quarter ended June 30, 2013 compared to US$2.2 million in the same period in 2012, representing an increase of 31.8%, or US$0.7 million, primarily due to the increase of professional fees and bank charges. On a percentage basis, G&A expenses in the second quarter of 2013 decreased to 1.4% of revenues from 1.6% in the second quarter of 2012.

Research and Development Expenses

	Three–Month Period Ended June 30,		Change
(in millions, except percentage)	2013	2012	Amount	%
Research and Development Expenses	$5.8	$4.6	$1.2	26.1%
as a percentage of revenues	2.9%	3.2%		(0.3)%

Research and development (“R&D”) expenses were US$5.8 million during the quarter ended June 30, 2013 compared with US$4.6 million during the same period in 2012, an increase of US$1.2 million, or 26.1%, reflecting increased research and development activities on new products primarily in consumption of raw materials for various experiments for automotive applications from automobile manufacturers as well as other non-automotive applications.  As of June 30, 2013, the number of ongoing research and development projects was 156.  The consumption of raw materials for these projects accounted for 90% of total R&D expenses for the quarter ended June 30, 2013.

We expect to complete and realize economic benefits on approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail and medical devices.

Operating Income

Total operating income was US$28.5 million in the quarter ended June 30, 2013 compared to US$28.4 million in the same period of 2012, representing an increase of 0.4% or US$0.1 million. This increase is primarily due to higher gross profit, partially offset by higher G&A and R&D expenses.

Interest Income (Expenses)

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2013	2012	Amount	%
Interest Income	$1.5	$1.4	$0.1	7.1%
Interest Expenses	(3.4)	(0.9)	(2.5)	277.8%
Net Interest Income (Expenses)	$(1.9)	$0.5	$(2.4)	(480.0)%
as a percentage of revenues	(1.0)%	0.3%		(1.3)%

Net interest expense was US$1.9 million in the quarter ended June 30, 2013, compared to net interest income of US$0.5 million in the same period of 2012, primarily due to increase of short-term loans to meet the need of our future capacity expansion in Southwest China. The average loan balance for the three months ended June 30, 2013 was US$218.4 million as compared to US$33.0 million as of that of the prior year, leading to US$2.5 million more interest expense.

Income Taxes

	Three–Month Period Ended June 30,		Change
(in millions, except percentage)	2013	2012	Amount	%
Income before Income Taxes	$27.9	$29.6	$(1.7)	(5.7)%
Income Tax Expense	(7.1)	(6.8)	(0.3)	4.4%
Effective income tax rate	25.4%	23.2%		2.2%

The effective income tax rates for the three-month periods ended June 30, 2013 and 2012 were 25.4% and 23.2%, respectively. The effective income tax rate for the three-month period ended June 30, 2013 differs from the PRC statutory income tax rate of 25% primarily due to the increase of valuation allowance against deferred income tax assets and tax rate differential for non-PRC entities.

Our PRC subsidiaries have US$252.4 million of cash and cash equivalents, restricted cash and time deposits as of June 30, 2013, which is planned to be indefinitely reinvested in the PRC. The distributions from our PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities on undistributed earnings of our PRC subsidiaries.

Net Income

As a result of the above factors, we had a net income of US$20.8 million in the second quarter of 2013 compared to net income of US$22.8 million in the same quarter of 2012.

Six Months Ended June 30, 2013 compared to six months ended June 30, 2012

Revenues

Revenues were US$373.1 million for the six months ended June 30, 2013, an increase of US$105.3 million, or 39.3%, compared to US$267.8 million in the same period of last year, due to approximately 31.5% increase in sales volume and 3.8% increase in the average RMB selling price of our products. The increase of sales volume was driven by the strong demand of modified plastics in the PRC market and higher penetration of our business in our existing markets supported by our additional 30 production lines which commenced production in December 2012, as well as the marketing efforts to develop new customers, in particular those in Eastern and Southwestern China. Such increase in demand was driven by increasing demand for middle and high-end automobiles by Chinese consumers, continuing substitution of imported modified plastics by domestic suppliers, as well as the increase of plastic content on the per-vehicle-basis in China. The increase of average RMB selling price was due to the shift of product mix towards higher-end products.

Product Mix

The following table summarizes the breakdown of revenues by product mix in millions of US$:

(in millions, except percentage)	Revenues For the Six Months Ended June 30,
	2013		2012
	Amount	%	Amount	%	Change in Amount	Change in %
Modified Polypropylene (PP)	118.2	31.6%	136.0	50.8%	(17.8)	(13.1)%

Engineering Plastics	86.7	23.2%	50.7	18.9%	36.0	71.0%

Modified Polyamide (PA)	68.5	18.4%	23.2	8.7%	45.3	195.3%

Environment Friendly Plastics	57.2	15.3%	24.8	9.3%	32.4	130.6%

Alloy Plastics	27.1	7.3%	19.4	7.2%	7.7	39.7%

Modified Acrylonitrile Butadiene Styrene (ABS)	14.4	3.9%	9.6	3.6%	4.8	50.0%

Sub-total	372.1	99.7%	263.7	98.5%	108.4	41.1%

After-sales Service	1.0	0.3%	4.1	1.5%	(3.1)	(75.6)%
Total Revenues	373.1	100%	267.8	100%	105.3	39.3%

The reduction of after-sales service fee was due to the discounts given to our distributors as part of our marketing strategy to further penetrate our less-developed markets, especially in East China and Southwest China.

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Six Months Ended June 30,
	2013		2012
	MT	%	MT	%	Change in MT	Change in %
Modified Polypropylene (PP)	59,210	45.2%	65,348	65.5%	(6,138)	(9.4)%

Engineering Plastics	17,651	13.5%	9,926	10.0%	7,725	77.8%

Modified Polyamide (PA)	14,344	10.9%	4,749	4.8%	9,595	202.0%

Environment Friendly Plastics	26,254	20.0%	10,750	10.7%	15,504	144.2%

Alloy Plastics	8,482	6.5%	5,388	5.4%	3,094	57.4%

Modified Acrylonitrile Butadiene Styrene (ABS)	5,120	3.9%	3,540	3.6%	1,580	44.6%

Total sales volume	131,061	100%	99,701	100%	31,360	31.5%

The Company shifted product mix from traditional Modified Polypropylene (PP) to higher-end products such as Modified Polyamide (PA) , Environmental Friendly Plastics, Engineering Plastics and alloy plastics, primarily due to (i) the increasing demand of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand promoted by Chinese government for clean energy vehicles and (iii) stronger sales of higher-end cars made by automotive manufacturers from China and Germany, US and Japanese joint ventures, which tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Profit Margin

	Six Months Ended June 30,		Change
(in millions, except percentage)	2013	2012	Amount	%
Gross Profit	$66.3	$66.5	$(0.2)	(0.3)%
Gross Profit Margin	17.8%	24.8%		(7.0)%

Gross profit was US$66.3 million for the six months ended June 30, 2013 compared to US$66.5 million in the same period of 2012, representing a decrease of 0.3%. Our gross margin decreased to 17.8% during the six months ended June 30, 2013 from 24.8% during the same period of 2012.

The decrease of gross profit margin was primarily due to:

(i)
The decrease of gross profit margin was primarily due to an average 6.7% discount on the listed prices for the six month period ended June 30, 2013 to distributors as part of our marketing initiatives to increase our market share in Eastern China and Southwestern China.  The discount is primarily aimed at further expanding into the Eastern China and Southwestern China market. As a result, revenues contribution from Eastern China and Southwestern China grew to 29.8% and 2.7% during the six-month period ended June 30, 2013 compared to 20.6% and nil in the same period of 2012, respectively. We plan to maintain such discount rate for the rest of 2013.

(ii)
The decrease of gross profit margin was also due to increase in shipping expenses to US$6.0 million in the six months ended June 30, 2013 from US$0.5 million in the six months ended June 30, 2012. We started managing logistics on our own to better serve our customers in a more timely manner and to better understand our customer demands and control our sales channel since the first quarter of 2013. Such arrangement is expected to continue in the future.

General and Administrative Expenses

	Six Months Ended June 30,		Change
(in millions, except percentage)	2013	2012	Amount	%
General and Administrative Expenses	$6.3	$4.6	$1.7	37.0%
as a percentage of revenues	1.7%	1.7%		0.0%

General and administrative (G&A) expenses were US$6.3 million for the six months ended June 30, 2013 compared to US$4.6 million in the same period in 2012, representing an increase of 37.0%, or US$1.7 million. This increase is primarily due to the increase of professional fees, bank charges and share-based compensation. On a percentage basis, G&A expenses for the six months ended June 30, 2013 remained at 1.7% of revenues with the same period of 2012.

Research and Development Expenses

	Six Months Ended June 30,		Change
(in millions, except percentage)	2013	2012	Amount	%
Research and Development Expenses	$10.8	$7.1	$3.7	52.1%
as a percentage of revenues	2.9%	2.6%		0.3%

Research and development (“R&D”) expenses were US$ 10.8 million for the six months ended June 30, 2013 compared with US$7.1 million during the same period in 2012, an increase of US$ 3.7 million, or 52.1%, reflecting increased R&D activities on new products in order to obtain product certifications for automotive applications from automobile manufacturers as well as other non-automotive applications.

As of June 30, 2013, the number of ongoing research and development projects is 156. We expect to complete and to realize economic benefits on approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.

Operating Income

Total operating income was US$49.1million for the six months ended June 30, 2013 compared to US$54.6 million in the same period of 2012, representing a decrease of 10.1% or US$5.5 million. This decrease is primarily due to lower gross profit, and higher general and administrative expenses and research and development expenses.

Interest Income (Expenses)

	Six Months Ended June 30,		Change
(in millions, except percentage)	2013	2012	Amount	%
Interest Income	$2.5	$2.4	$0.1	4.2%
Interest Expenses	(6.3)	(1.4)	(4.9)	350.0%
Net Interest Income (Expenses)	$(3.8)	$1.0	$(4.8)	(480)%
as a percentage of revenues	(1.0)%	0.4%		(1.4)%

Net interest expense was US$3.8 million for the six-month period ended June 30, 2013, compared to net interest income of US$1.0 million in the same period of 2012, primarily due to increase of short-term loans to meet the need of our future capacity expansion in Southwest China. The average loan balance for the six months ended June 30, 2013 was US$203.7 million as compared to US$39.3 million as of that of the prior year, leading to US$4.9 million more interest expense.

Income Taxes

	Six Months Ended June 30,		Change
(in millions, except percentage)	2013	2012	Amount	%
Income before Income Taxes	$47.3	$56.8	$(9.5)	(16.7)%
Income Tax Expense	(12.0)	(13.5)	1.5	(11.1)%
Effective income tax rate	25.5%	23.7%		1.8%

The effective income tax rates for the six-month periods ended June 30, 2013 and 2012 were 25.5% and 23.7%, respectively. The effective income tax rate for the six-month period ended June 30, 2013 differs from the PRC statutory income tax rate of 25% primarily due to the increase of valuation allowance against deferred income tax assets and tax rate differential for non-PRC entities.

Net Income

As a result of the above factors, we had a net income of US$35.3 million for the six months ended June 30, 2013 compared to net income of US$43.3 million in the same period of 2012.

Selected Balance Sheet Data as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012	Change
(in millions, except percentage)			Amount	%
Cash and cash equivalents	66.0	83.8	(17.8)	(21.2)%
Restricted cash	11.9	16.9	(5.0)	(29.6)%
Time deposits	175.2	48.0	127.2	265.0%
Accounts receivable, net of allowance for doubtful accounts	207.1	143.8	63.3	44.0%
Inventories	102.4	78.3	24.1	30.8%
Property, plant and equipment, net	218.4	223.8	(5.4)	(2.4)%
Total assets	799.8	611.6	188.2	30.8%
Short-term bank loans	245.2	162.1	83.1	51.3%
Accounts payable	74.4	7.1	67.3	947.9%
Bills payable	14.3	15.8	(1.5)	(9.5)%
Income tax payable	9.0	8.5	0.5	5.9%
Accrued expenses and other current liabilities	32.0	34.4	(2.4)	(7.0)%
Redeemable Series D convertible preferred stock	97.6	97.6	-	-
Stockholders' equity	304.8	264.4	40.4	15.3%

Our financial condition continues to improve as measured by an increase of 15.3% in shareholders’ equity as of June 30, 2013 compared to December 31, 2012. Time deposits increased by 265.0%. We generally put our cash deposits with Chinese local banks to generate interests. Accounts receivable increased by 44.0% as a result of increase in revenues and increase in turnover days from 56 days for the twelve-month period ended December 31, 2012 to 83 days for the six-month period ended June 30, 2013.  Inventory increased by 30.8% due to the anticipation of the increase of customer demand in the following quarters. Short-term bank loans increased by 51.3% due to the need to support our future capacity expansion in Southwest China. Accounts payable increased by 947.9% due to the 30 days payment terms renegotiated with our domestic raw material suppliers, a shift from prepayment to suppliers in the past, in order to strengthen our working capital.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production lines. We have financed these requirements primarily from cash generated from operations, short-term bank borrowings, and the issuance of our convertible preferred stocks and other equity financings. As of June 30, 2013 and December 31, 2012, we had US$66.0 million and US$83.8 million, respectively, in cash and cash equivalents, which were primarily deposited with banks in China (including Hong Kong). As of June 30, 2013, we had US$245.2 million outstanding short-term loans, including US$133.7 million unsecured loans, US$89.3 million loans secured by accounts receivable, and US$14.1 million loans secured by time deposits, and US$8.1 interest-free loan secured by the land use rights.  These loans bear a weighted average interest rate of 6.0% per annum and have terms of no longer than one year and do not contain any renewal terms. We have historically been able to make repayments when due.  In addition, we obtained lines of credit from below banks.

A summary of lines of credit as of June 30, 2013 is as below:

(in millions)	June 30, 2013
	Lines of Credit, Obtained			Remaining Available
Name of Financial Institution	Date of Approval	RMB	USD	USD
Bank of Communications	January 5, 2013	150.0	24.4	0.0
Bank of Longjiang, Heilongjiang	March 14, 2013	300.0	48.9	0.0
Bank of China	March 14, 2013	200.0	32.6	5.1
HSBC	June 28, 2013	92.1	15.0	1.8
China Guangfa Bank	May 20, 2013	60.0	9.8	0.0
Industrial and Commercial Bank of China Limited	October 11, 2012	300.0	48.9	0.3
Agriculture Bank of China	December 7, 2012	200.0	32.6	0.0
China Construction Bank	December 19, 2012	135.0	22.0	9.0
China CITIC Bank	June 9, 2013	100.0	16.3	0.0
Total		1,537.1	250.5	16.2

We have historically been able to make repayments when due.  In addition, as of June 30, 2013, we have contractual obligations to pay (i) lease commitments in the amount of US$2.0 million, including US$0.5 million due in 2013; (ii) plant construction in our Harbin facilities in the amount of US$32.6 million which are due in 2013.

On March 8, 2013, Xinda Holding (HK) Company Limited (“Xinda Holding (HK)”), a wholly owned subsidiary of the Company, entered into an Investment Agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion (equivalent to US$294 million) in property, plant and equipment and approximately RMB0.6 billion (equivalent to US$98 million) in working capital, for the Construction of Sichuan Plant.

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

The following table sets forth a summary of our cash flows for the periods indicated.

	Six-Month Period Ended June 30,
(in millions US$)	2013	2012
Net cash provided by operating activities	38.9	29.4
Net cash used in investing activities	(138.9)	(37.5)
Net cash provided by financing activities	80.8	16.1
Effect of foreign currency exchange rate changes on cash and cash equivalents	1.4	(1.3)
Net increase (decrease) in cash and cash equivalents	(17.8)	6.7
Cash and cash equivalents at the beginning of period	83.8	135.5
Cash and cash equivalents at the end of period	66.0	142.2

Operating Activities

Net cash provided by operating activities increased to US$38.9  million for the six-month period ended June 30, 2013 from US$29.4 million for the six-month period ended June 30, 2012, primarily due to (i) the increase of approximately US$73.7 million in cash collected from our customers for the six-month period ended June 30, 2013 resulting from increasing sales during the period, and (ii) the decrease of US$1.1 million in income tax expenditures partially offset by the increase of approximately US$65.3 million in cash operating expenditures, including raw material purchases, rental and personnel costs for the six-month period ended June 30, 2013.

Investing Activities

Net cash used in the investing activities was US$138.9 million for the six-month period ended June 30, 2013 as compared to US$37.5 million for the same period of last year, mainly due to the increase of US$182.1 million purchase of time deposits, partially offset by (i) the decrease of US$24.1 million purchase of property, plant and equipment in order to expand the production capacity and (ii) the increase of US$56.6 million proceeds from maturity of time deposits.

Financing Activities

Net cash provided by the financing activities was US$80.8 million for the six-month period ended June 30, 2013, as compared to US$16.1 million for the same period of last year, primarily as a result of the increase of US$156.6 million borrowings of short-term bank loans from local banks and the release of restricted cash of US$1.6 million, which was offset by the increase of US$92.6 million repayments of bank borrowings and the increase of US$0.9 million placement of restricted cash as collateral for bank borrowings for the six-month period ended June 30, 2013.

As of June 30, 2013, our cash balance was US$66.0 million, compared to US$83.8 million at December 31, 2012.

Accounts Receivables Days Sales Outstanding (DSO) has increased from 30 days for the six-month period ended June 30, 2012 to 83 days for the six-month period ended June 30, 2013 as a result of overall China economic slowdown and its impact to our industry. It takes longer to collect from our customers. We believe that our DSO is below industry average
Industry Standard Customer and Supplier Payment Terms (days) as below:

	Six-month period ended June 30, 2013	Year ended December 31, 2012
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Supplier Payment Term	Payment in advance/up to 30 days	Payment in advance/up to 30 days

Inventory turnover days increased from 46 days for the six months ended June 30, 2012 to 53 days for the six months ended June 30, 2013, due to inventory buildup in anticipation of increasing demand from our customers in the following quarters.

Based on past performance and current expectations, we believe our cash and cash equivalents provided by operating activities and financing activities will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations for at least the next 12 months.

The majority of the Company’s revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. The Company does not engage in currency hedging. Inflation has not had a material impact on the Company’s business.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of June 30, 2013 are as follows:

Contractual obligations	Total	Payment due less than 1 year	1 – 3 years	3-5 years	More than 5 years
Lease commitments	2,004,987	974,810	1,021,758	8,419	-
Purchase of land use rights and construction in progress	32,578,504	32,578,504	-	-	-
Total	34,583,491	33,553,314	1,021,758	8,419	-

On March 8, 2013, Xinda Holding (HK) Company Limited (“Xinda Holding (HK)”), a wholly owned subsidiary of the Company, entered into an Investment Agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion (equivalent to US$294 million) in property, plant and equipment and approximately RMB0.6 billion (equivalent to US$98 million) in working capital, for the Construction of Sichuan Plant.

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

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of June 30, 2013 would decrease income before income taxes by approximately $2.45 million for the six-month period ended June 30, 2013. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

All of our revenues are collected in and substantially all of our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the $1.00 U.S. dollar until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the Chinese Central Bank allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. On June 30, 2013, the RMB traded at 6.1374 RMB to 1.00 U.S. dollar.

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

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2012 due to two material weaknesses as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, we believe that our unaudited consolidated financial statements included in this Quarterly Report present fairly our financial position, results of operations and cash flows for the fiscal period ended June 30, 2013 in all material respects.

(b) Changes in internal controls.

During the six months ended June 30, 2013, our efforts to improve our internal controls include (i) adding new procedures to address the weaknesses disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and (ii) internal training on preparation of US GAAP financial statements and compliance with SEC reporting requirements. We plan to improve on the two above-referenced weaknesses by the end of the fiscal year ended December 31, 2013.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For the six-month period ended June 30, 2013, there were no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject, and no material developments in the legal proceedings previously reported.

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

China XD Plastics Company Limited

Date: August 12, 2013	By:	/s/ Jie Han
Name: Jie Han
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2013	By:	/s/ Taylor Zhang
Name: Taylor Zhang
Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Document Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.