Form 10-Q
period 2013-09-30
China XD Plastics Co Ltd
filed 2013-11-12
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 8, 2013, the registrant had 47,868,772 shares of common stock, par value US$0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	94,257,033	83,822,602
Restricted cash	5,678,105	16,915,359
Time deposits	180,555,556	47,955,923
Accounts receivable, net	265,245,509	143,843,764
Amounts due from related parties	4,085	219,360
Inventories	119,131,396	78,263,071
Prepaid expenses and other current assets	5,137,641	6,090,232
Total current assets	670,009,325	377,110,311
Property, plant and equipment, net	215,669,167	223,780,133
Land use rights, net	10,547,002	10,524,451
Other non-current assets	3,046,692	169,414
Total assets	899,272,186	611,584,309

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCKS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loans	260,253,268	162,076,050
Bills payable	8,169,935	15,810,340
Accounts payable	111,716,226	7,061,259
Amounts due to a related party	368,479	-
Income taxes payable	16,216,348	8,511,679
Accrued expenses and other current liabilities	35,218,647	34,442,983
Total current liabilities	431,942,903	227,902,311
Income taxes payable-non current	1,532,691	-
Deferred income tax liabilities	19,737,237	20,733,959
Warrants liability	700,648	1,008,750
Total liabilities	453,913,479	249,645,020

Redeemable Series D convertible preferred stock	97,576,465	97,576,465
Stockholders’ equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 49,019,708 shares and 47,584,772 shares issued, 47,868,772 shares and 47,563,772 shares outstanding as of September 30, 2013 and December 31, 2012, respectively	4,789	4,758
Treasury stock, 21,000 shares at cost	(92,694)	(92,694)
Additional paid-in capital	74,276,252	72,583,910
Retained earnings	253,527,526	177,208,492
Accumulated other comprehensive income	20,066,269	14,658,258
Total stockholders’ equity	347,782,242	264,362,824
Commitments and contingencies	-	-
Total liabilities, redeemable convertible preferred stocks and stockholders’ equity	899,272,186	611,584,309

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
	US$	US$	US$	US$

Revenues	293,139,049	163,368,820	666,256,978	431,208,409
Cost of revenues	(227,473,486)	(123,326,182)	(534,250,688)	(324,676,853)
Gross profit	65,665,563	40,042,638	132,006,290	106,531,556

Selling expenses	(143,573)	(77,399)	(253,565)	(260,151)
General and administrative expenses	(4,436,021)	(2,961,496)	(10,775,595)	(7,597,292)
Research and development expenses	(5,139,610)	(5,471,242)	(15,926,298)	(12,536,739)
Total operating expenses	(9,719,204)	(8,510,137)	(26,955,458)	(20,394,182)

Operating income	55,946,359	31,532,501	105,050,832	86,137,374

Interest income	1,702,488	1,406,161	4,242,205	3,826,177
Interest expense	(4,499,497)	(1,156,056)	(10,810,221)	(2,555,099)
Foreign currency exchange gains	550,010	726,389	1,916,626	9,126
Government grant	709,655	-	919,746	-
Change in fair value of warrants liability	(112,229)	854,991	308,102	2,717,310
Change in fair value of embedded derivative liability	-	235	-	547
Total non-operating income (expense), net	(1,649,573)	1,831,720	(3,423,542)	3,998,061

Income before income taxes	54,296,786	33,364,221	101,627,290	90,135,435

Income tax expense	(13,235,220)	(8,091,572)	(25,308,256)	(21,527,651)

Net income	41,061,566	25,272,649	76,319,034	68,607,784

Earnings per common share:
Basic and diluted	0.64	0.40	1.19	1.08

Net Income	41,061,566	25,272,649	76,319,034	68,607,784

Other comprehensive income
Foreign currency translation adjustment, net of nil income taxes	768,724	2,840,914	5,408,011	814,351

Comprehensive income	41,830,290	28,113,563	81,727,045	69,422,135

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Period Ended September 30,
	2013	2012
	US$	US$
Cash flows from operating activities:
Net cash provided by (used in) operating activities	60,137,200	(12,423,558)

Cash flows from investing activities:
Proceeds from maturity of time deposits	145,189,952	-
Purchase of time deposits	(275,929,213)	(28,308,042)
Purchases of property, plant and equipment and land use rights	(16,086,974)	(72,155,807)
Net cash used in investing activities	(146,826,235)	(100,463,849)

Cash flows from financing activities:
Proceeds from bank borrowings	324,695,542	111,408,621
Repayments of bank borrowings	(230,155,513)	(77,879,405)
Release of restricted cash	4,824,298	-
Placement of restricted cash as collateral for bank borrowings	(4,013,492)	(4,733,643)
Dividends paid to redeemable Series C convertible preferred stockholders	-	(60)
Net cash provided by financing activities	95,350,835	28,795,513

Effect of foreign currency exchange rate changes on cash and cash equivalents	1,772,631	(360,531)
Net increase (decrease) in cash and cash equivalents	10,434,431	(84,452,425)

Cash and cash equivalents at beginning of period	83,822,602	135,482,386
Cash and cash equivalents at end of period	94,257,033	51,029,961

Supplemental disclosure of cash flow information:
Interest paid	8,316,403	2,084,010
Income taxes paid	17,638,502	19,978,772

See accompanying notes to unaudited condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation, significant concentrations and risks

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the United States Securities and Exchange Commission. The condensed consolidated balance sheet as of December 31, 2012 was derived from the audited consolidated financial statements of China XD Plastics Company Limited (“China XD Plastics”) and subsidiaries (collectively, the “Company”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2012, and the related consolidated statements of comprehensive income, changes in equity and cash flows for the year then ended, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2013.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2013, the results of operations for the three-month and nine-month periods ended September 30, 2013 and 2012, and the cash flows for the nine-month periods ended September 30, 2013 and 2012, have been made.

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

(b) Significant concentrations and risks

Sales concentration

The Company sells its products, substantially through approved distributors in the People’s Republic of China (the “PRC”).  The Company's sales are highly concentrated.  Sales to four major distributors, which individually exceeded 10% of the Company's revenues for the three-month and nine-month periods ended September 30, 2013 and 2012 (with the exception of one distributor in the three-month and nine-month periods ended September 30, 2012), are as follows:

	Three-Month Period Ended September 30,
	2013		2012
	US$	%	US$	%
Distributor A	65,069,987	22.2%	15,961,659	9.8%
Distributor B	56,245,919	19.2%	55,672,801	34.1%
Distributor C	38,080,146	13.0%	24,313,075	14.9%
Distributor D	35,631,930	12.2%	24,115,942	14.8%
Total	195,027,982	66.6%	120,063,477	73.6%

	Nine-Month Period Ended September 30,
	2013		2012
	US$	%	US$	%
Distributor A	170,707,884	25.6%	34,468,238	8.0%
Distributor B	137,629,782	20.7%	143,676,477	33.3%
Distributor C	90,659,257	13.6%	64,657,926	15.0%
Distributor D	85,700,647	12.9%	63,549,286	14.7%
Total	484,697,570	72.8%	306,351,927	71.0%

The Company expects revenues from these distributors to continue to represent a substantial portion of its revenue in the future. Any factor adversely affecting the automobile industry in the PRC or the business operations of these customers will have a material effect on the Company's business, financial position and results of operations.

Purchase concentration of Raw materials and Production Equipment

The principal raw materials used for the Company's production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon. The Company purchases substantially all of its raw materials through three distributors.  Raw material purchases from these three suppliers, which individually exceeded 10% of the Company’s total raw material purchases, accounted for approximately 56.6% and 99.2% of the Company’s total raw material purchases for the three-month periods ended September 30, 2013 and 2012, respectively, and 79.9% and 99.6% of the Company's total raw material purchase for the nine-month periods ended September 30, 2013 and 2012, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company's business, financial position and results of operations.

The Company has three production facilities, all of which are located in Harbin, Heilongjiang province of the PRC. The Company plans to construct a 300,000 metric ton plastics production project and affiliated R&D center and training center project in Yinghua Industrial Park, Shunqing District, Nanchong City, Sichuan Province (the “Construction of Sichuan Plant”), the fourth production base, in Sichuan province of the PRC. The Company purchased equipment from a major equipment distributor, which accounted for 93.1% and 99.9% of the Company’s total equipment purchases for the three-month periods ended September 30, 2013 and 2012, respectively, and accounted for 78.5% and 99.8% of the Company's total equipment purchases for the nine-month periods ended September 30, 2013 and 2012, respectively. A change of the supplier could cause a delay in manufacturing and a possible loss of sales, which could adversely affect the Company's business, financial position and results of operations.  The majority owner of the equipment distributor is also the majority owner of a major raw material supplier that supplied approximately 12.8% and 20.8% of the Company’s total raw material purchases for the three-month periods ended September 30, 2013 and 2012, and 16.0% and 23.9% of the Company’s total raw material purchases for the nine-month periods ended September 30, 2013 and 2012, respectively.  In addition, the majority owner of the equipment distributor is also the majority owner of sales Distributor D presented above.

Cash concentration

Cash and cash equivalents, restricted cash and time deposits maintained at banks consist of the following:

	September 30, 2013	December 31, 2012
	US$	US$
RMB denominated bank deposits with:
Financial Institutions in the PRC	279,774,799	140,788,222

U.S. dollar denominated bank deposits with:
Financial Institution in the U.S.	78,027	18,391
Financial Institutions in the PRC	11	7,828,156
Financial Institution in Hong Kong Special Administrative Region	485,969	11,287
Euro denominated bank deposits with a financial institution in Hong Kong	151,433	-

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

Short-term bank deposits that are pledged as collateral for bills payable relating to purchase of raw materials are reported as restricted cash and amounted to US$1,633,987 and US$10,914,753 as of September 30, 2013 and December 31, 2012, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company. Short-term bank deposits that are pledged as collateral for letter of credit relating to purchase of raw materials are reported as restricted cash and amounted to nil and US$1,225,402 as of September 30, 2013 and December 31, 2012. The cash will be available for use by the Company after 60 days since the issuance of the letter of credit. The cash flows from the pledged bank deposits, which relate to purchases of raw materials, are reported within cash flows from operating activities in the condensed consolidated statements of cash flows.

Short-term bank deposits that are pledged as collateral for short-term bank borrowings are reported as restricted cash and amounted to US$4,044,118 and US$4,775,204 as of September 30, 2013 and December 31, 2012, respectively. The cash flows from such bank deposits are reported within cash flows from financing activities in the condensed consolidated statements of cash flows.

Time deposits represent certificates of deposit with an initial term of six months when purchased.  As of September 30, 2013 and December 31, 2012, the Company’s time deposits bear a weighted average interest rate of 3.0% and 3.16% per annum, respectively.

Note 2 - Accounts receivable

Accounts receivable consist of the following:

	September 30, 2013	December 31, 2012
	US$	US$

Accounts receivable	265,391,325	143,991,818
Allowance for doubtful accounts	(145,816)	(148,054)
Accounts receivable, net	265,245,509	143,843,764

As of September 30, 2013 and December 31, 2012, the accounts receivable balances also include notes receivable in the amount of US$4,843,854 and US$927,390, respectively.

There was no accrual of additional provision or write-off of accounts receivable for the three-month and nine-month periods ended September 30, 2013 and 2012.

Note 3 - Inventories

Inventories consist of the following:

	September 30, 2013	December 31, 2012
	US$	US$

Raw materials	62,265,083	70,672,300
Work in progress	286,167	110,964
Finished goods	56,580,146	7,479,807
Total inventories	119,131,396	78,263,071

There were no write down of inventories for the three-month and nine-month periods ended September 30, 2013 and 2012.

Note 4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2013	December 31, 2012
	US$	US$

Advances to suppliers	1,104,340	4,355,607
Interest receivable	1,627,047	1,145,244
Other	2,406,254	589,381
Total prepaid expenses and other current assets	5,137,641	6,090,232

Prior to February 2013, the Company paid deposits to domestic and international suppliers for the principal raw materials ordered. The Company made advanced orders of raw materials based upon (1) the demand and supply situation in the raw materials market and (2) the forecasted demand of products. Starting from March 2013, the Company switched to 30 days credit terms for purchases from its domestic suppliers.  All advances to suppliers as of September 30, 2013 are related to the purchase of raw materials, which were subsequently received by the Company in October 2013.

Interest receivable mainly represents the interest earned from the three-month or six-month time deposits, as well as from the restricted cash.

Other mainly includes value added taxes receivables, other prepaid expenses and staff advances.

Note 5 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	September 30, 2013	December 31, 2012
	US$	US$

Machinery, equipment and furniture	206,216,297	193,999,396
Motor vehicles	1,676,240	1,438,596
Workshops and buildings	42,876,029	40,357,145
Construction in progress	3,705,946	10,471,463
Total property, plant and equipment	254,474,512	246,266,600
Less accumulated depreciation	(38,805,345)	(22,486,467)
Property, plant and equipment, net	215,669,167	223,780,133

For the nine-month periods ended September 30, 2013 and 2012, no interest expense was capitalized as a component of the cost of construction in progress as the amount was inconsequential. Depreciation expense on property, plant and equipment was allocated to the following expense items:

	Three-Month Period Ended September 30,
	2013	2012
	US$	US$

Cost of revenues	5,321,483	2,521,229
General and administrative expenses	101,534	46,952
Research and development expenses	430,360	255,729
Total depreciation expense	5,853,377	2,823,910

	Nine-Month Period Ended September 30,
	2013	2012
	US$	US$
Cost of revenues	14,265,007	6,691,838
General and administrative expenses	827,547	162,241
Research and development expenses	1,226,324	769,269
Total depreciation expense	16,318,878	7,623,348

Note 6 – Short-term loans

		September 30, 2013	December 31, 2012
		US$	US$

Unsecured loans		157,189,542	65,970,048
Loans secured by accounts receivable		74,673,203	72,229,981
Loans secured by bank deposits		20,220,588	23,876,021

Total short-term bank loans	(a)	252,083,333	162,076,050

Interest-free loan secured by land use rights	(b)	8,169,935	-

Total short-term loans		260,253,268	162,076,050

(a)
As of September 30, 2013 and December 31, 2012, the Company’s short-term bank loans bear a weighted average interest rate of 5.9% and 6.1% per annum, respectively. All short-term bank loans mature at various times within one year and contain no renewal terms.

As of September 30, 2013, the Company had total lines of credit with remaining terms less than 12 months of RMB1,978 million (US$323.2 million), of which RMB460.0 million (US$75.2 million) was unused.  These lines of credit are from PRC banks in Harbin, Heilongjiang province and contain certain financial covenants such as total stockholders’ equity, debt asset ratio, current ratio, contingent liability ratio and net profit. As of September 30, 2013, the Company has met these financial covenants.

(b)
On April 11, 2013, the Company obtained a one-year interest-free loan in the amount of RMB50 million (equivalent to US$8 million) from a company affiliated with the People’s Government of Shunqing District, Nanchong City, Sichuan Province (“Shunqing Government”). The loan was issued to support Construction of Sichuan Plant. The loan will be secured by a land use right to be granted to the Company in connection with the Project.

Note 7 - Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2013	December 31, 2012
	US$	US$

Payables for purchase of property, plant and equipment	27,047,616	30,029,901
Other	8,171,031	4,413,082
Accrued expenses and other current liabilities	35,218,647	34,442,983

Other mainly represents accrued freight expenses, non income tax payables, accrued interest expenses, accrued payroll and employee benefits, and other accrued miscellaneous operating expenses.
Note 8 – Related party transactions

The Company entered into related party transactions with Harbin Xinda High-Tech Co., Ltd. (“Xinda High-Tech”), an entity controlled by the wife of Mr. Han, the chief executive officer and controlling stockholder of the Company, Mr. Han and Mr. Han’s son.  The significant related party transactions are summarized as follows:

		Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
		2013	2012	2013	2012
		US$	US$	US$	US$
Costs and expenses resulting from transactions with related parties:
Rental expenses for plant and office spaces	(a)	201,146	192,270	599,416	448,359

The balances due from and to the related parties are summarized as follows:

		September 30, 2013	December 31, 2012
		US$	US$
Amounts due from related parties:
Prepaid rent expenses to Xinda High-Tech	(a)	-	219,360
Prepaid rent expenses to Mr. Han’s son	(a)	4,085	-
Total		4,085	219,360

Amounts due to a related party:
Rent payable to Xinda High-Tech	(b)	368,479	-

(a)	The Company rents the following plant and office buildings in Harbin, Heilongjiang province from Xinda High-Tech:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Plant and office building	20,250	669,919	Between May 1, 2012 and April 30, 2015
Office building	250	8,170	Between January 1, 2012 and December 31, 2013
Office building	3,394	110,915	Between May 1, 2012 and April 30, 2013
Office building	3,394	110,915	Between May 1, 2013 and April 30, 2015

The Company also rents a facility of approximately 3,134 square meters in Harbin, Heilongjiang province from Mr. Han’s son for an annual rental fee of RMB100,000 (approximately US$16,294).  The period of the lease is from January 1, 2013 to December 31, 2013.

Note 9 – Income tax

The effective income tax rates for the nine-month periods ended September 30, 2013 and 2012 were 24.9% and 23.9%, respectively. The effective income tax rate for the nine-month period ended September 30, 2013 differs from the PRC statutory income tax rate of 25% primarily due to the tax rate differential and partially offsetting by the increase of valuation allowance.

As of and for the three-month and nine-month periods ended September 30, 2013, the Company did not have any unrecognized tax benefits, and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

Note 10 - Warrants

The following is a summary of outstanding warrants as of September 30, 2013:

Warrants	Exercise Price	Number of Warrants Outstanding	Remaining Contractual Life
	US$		Years
Series A investor warrants	4.9	1,320,696	1.17
Series A placement agent warrants	5.5	117,261	1.17
Total		1,437,957

The fair values of the warrants as of September 30, 2013 were calculated using Black-Scholes option pricing model with the following assumptions:

	Series A Investor Warrants	Series A Placement Agent Warrants
Volatility	31.2%	31.2%
Expected dividends yield	0%	0%
Fair value of underlying common stock (per share)	4.60	4.60
Risk-free interest rate (per annum)	0.15%	0.15%

During the three-month and nine-month period ended September 30, 2013, Series C Placement Agent Warrants has expired.

Note 11 – Stockholders’ equity

The changes of each caption of stockholders’ equity for the nine-month period ended September 30, 2013 are as follows:

	Series B Preferred Stock		Common Stock					Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income	Total Stockholders’ Equity
		US$		US$
Balance as of January 1, 2013	1,000,000	100	47,563,772	4,758	(92,694)	72,583,910	177,208,492	14,658,258	264,362,824
Net income	-	-	-	-	-	-	76,319,034	-	76,319,034
Other comprehensive income	-	-	-	-	-	-	-	5,408,011	5,408,011
Vesting of unvested shares	-	-	305,000	31	-	(31)	-	-	-
Stock based compensation	-	-	-	-	-	1,692,373	-	-	1,692,373
Balance as of September 30, 2013	1,000,000	100	47,868,772	4,789	(92,694)	74,276,252	253,527,526	20,066,269	347,782,242

Note 12 – Stock based compensation

A summary of stock option activity is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price US$	Weighted Average Remaining Contractual Life Years	Aggregate Intrinsic Value US$
Outstanding as of December 31, 2012	148,500	8.01
Granted	-	-
Exercised	-	-
Forfeited	-	-
Vested	(148,500)	8.01
Outstanding as of September 30, 2013	-	-	6.86	-
Vested and expected to vest as of September 30, 2013	-	-	6.86	-

The Company recognized US$34,590 and US$83,744 of share-based compensation expense in general and administration expenses relating to stock options for the three-month periods ended September 30, 2013 and 2012, respectively, and US$127,215 and US$248,500 of share-based compensation expense in general and administration expenses relating to stock options for the nine-month periods ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there was nil unrecognized compensation cost relating to stock options.

On May 8, 2013, the board of directors approved the grant of 26,361 nonvested shares to three independent directors, all of which vested on November 8, 2013.

On August 7, 2013, the Company's Board of Directors approved the grant of (i) 192,370 nonvested shares to certain executive officers and employees which vest on August 7, 2016; (ii) 674,205 nonvested shares to 17 consultants and two independent directors which vest on February 7, 2014.

A summary of the nonvested shares activity is as follows

	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per share
		US$
Balance as of December 31, 2012	513,000	4.66
Granted	892,936	4.52
Vested	(285,000)	4.82
Outstanding as of September 30, 2013	1,120,936	4.51

The Company recognized US$1,067,745 and US$417,364 of share-based compensation expense in general and administration expenses relating to nonvested shares for the three-month periods ended September 30, 2013 and 2012, respectively, and US$1,565,158 and US$558,921 of share-based compensation expense in general and administration expenses relating to nonvested shares for the nine-month periods ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there was US$3,601,910 total unrecognized compensation cost relating to nonvested shares, which is to be recognized over a weighted average period of 1.11 years.

Note 13 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
	US$	US$	US$	US$
Numerator:
Net income	41,061,566	25,272,649	76,319,034	68,607,784
Less: Dividends to Series C convertible preferred stockholders	-	(30)	-	(90)
Net income available to common stockholders	41,061,566	25,272,619	76,319,034	68,607,694
Less:
Earnings allocated to participating Series C convertible preferred stock	-	(172)	-	(468)
Earnings allocated to participating Series D convertible preferred stock	(10,168,194)	(6,326,835)	(19,000,909)	(17,225,253)
Earnings allocated to participating nonvested shares	(493,187)	(139,195)	(583,257)	(196,695)
Net income for basic and dilutive earnings per share	30,400,185	18,806,417	56,734,868	51,185,278

Denominator:
Denominator for basic and diluted earnings per share	47,835,729	47,559,750	47,774,447	47,544,408

Earnings per share:
Basic and diluted	0.64	0.40	1.19	1.08

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month periods and nine-month periods ended September 30, 2013 and 2012 because their effects are anti-dilutive:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012

Shares issuable upon conversion of Series D convertible preferred stock	16,000,000	16,000,000	16,000,000	16,000,000
Shares issuable upon exercise of Series A investor warrant	1,320,696	1,320,696	1,320,696	1,320,696
Shares issuable upon exercise of Series A placement agent warrant	117,261	117,261	117,261	117,261
Shares issuable upon exercise of Series C placement agent warrant	-	166,667	-	166,667
Shares issuable upon exercise of stock options	-	148,500	-	148,500

Note 14 - Commitments and contingencies

(1)	Lease commitments

Future minimum lease payments under non-cancellable operating leases agreements as of September 30, 2013 were as follows.

US$
Period from October 1, 2013 to December 31, 2013	369,223
Years ending December 31,
2014	1,436,327
2015	751,958
2016	247,013
2017	61,114
2018 and thereafter	-

Rental expenses incurred for operating leases of plant and equipment and office spaces were US$336,584 and US$214,243 for the three-month periods ended September 30, 2013 and 2012, and US$734,854 and US$511,738 for the nine-month periods ended September 30, 2013 and 2012, respectively. There are no step rent provisions, escalation clauses, capital improvement funding requirements, other lease concessions or contingent rent in the lease agreements. The Company has no legal or contractual asset retirement obligations at the end of leases. The company’s leases do not contain any contingent rent payments terms.

(2)	Plant construction

Pursuant to the agreement with Harbin Shengtong Engineering Plastics Co. Ltd. (“Harbin Shengtong”), the Company has a remaining commitment of RMB207.4 million (equivalent to US$33.9 million) as of September 30, 2013, for the acquisition of the land use rights and a plant consisting of five workshops and a building (the “Project”) in Harbin upon completion in exchange for a total consideration of RMB470 million (approximately US$76.9 million) in cash. Harbin Shengtong is responsible to complete the construction of the plant and workshops according to the Company’s specifications.  Once the Project is fully completed and accepted by the Company, Harbin Shengtong shall transfer titles of various rights under the Project to the Company.  As of September 30, 2013, five workshops were completed and placed into the service by the Company.  The titles of the five workshops, the building and the related land use rights are expected to be transferred to the Company once the Project is completed in the fourth quarter of 2013.

On March 8, 2013, Xinda Holding (HK) Company Limited (“Xinda Holding (HK)”), a wholly owned subsidiary of the Company, entered into an Investment Agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion (equivalent to US$295 million) in property, plant and equipment and approximately RMB0.6 billion (equivalent to US$98 million) in working capital, for the Construction of Sichuan Plant.

(3)	Equipment acquisition

As of September 30, 2013, the Company has a commitment of RMB4,926,600 (equivalent to US$805,000) for the acquisition of equipment.

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

Overview

China XD Plastics Company Limited (“China XD”, “we”, and the “Company”, and “us” or “our” shall be interpreted accordingly) is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China. Through our wholly-owned operating subsidiaries in China, we develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 274 certifications from manufacturers in the automobile industry as of September 30, 2013. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province. Our Research and Development (the “R&D”) team consists of 173 professionals including 14 consultants, of which two consultants are members of Chinese Academy of Engineering, and one consultant is the former chief scientist of Specialty Plastics Engineering Institute of Jilin University. As a result of the integration of our academic and technological expertise, we have a portfolio of 78 patents, one of which we have obtained the patent rights and the remaining 77 of which we have applications pending in China as of September 30, 2013.

Our products include seven categories: modified polypropylene (PP), modified engineering plastics, modified polyamides (PA), environmentally-friendly plastics, alloy plastics, polyether ether ketone (PEEK) and modified acrylonitrile butadiene styrene (ABS).  The Company's products are primarily used in the production of exterior and interior trim and functional components of more than 24 automobile brands and 80 automobile models manufactured in China, including Audi, Volkswagen, BMW, GM, Mazda, Toyota, Cherry, Geely and Hafei new energy vehicles. Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing bases in Harbin, Heilongjiang in the PRC, with the Construction of Sichuan Plant underway. As of September 30, 2013, we had approximately 390,000 metric tons of production capacity across 83 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems, including the newly launched three additional factory buildings with 30 production lines completed the trial-run in December 2012 and further expanded our annual capacity potential by approximately 135,000 metric tons to support our future growth in 2013 and beyond.

Highlights for the three months ended September 30, 2013 include:

▪	Revenue was $293.1 million, an increase of 79.5% from $163.3 million in the third quarter of 2012
▪	Gross profit was $65.7 million, an increase of 64.3% from $40.0 million in the third quarter of 2012
▪	Gross profit margin was 22.4%, compared to 24.5% in the third quarter of 2012
▪	Net income was $41.1 million, compared to $25.3 million in the third quarter of 2012
▪	Total volume shipped was 90,479 metric tons, up 46.9% from 61,589 metric tons in the third quarter of 2012

Results of Operations

The following table sets forth, for the periods indicated, statements of income data in thousands of USD:

(in millions, except percentage)	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2013	2012	%	2013	2012	%
Revenues	293.1	163.3	79.5%	666.3	431.2	54.5%
Cost of revenues	(227.4)	(123.3)	84.4%	(534.3)	(324.7)	64.6%
Gross profit	65.7	40.0	64.3%	132.0	106.5	23.9%
Total operating expenses	(9.7)	(8.5)	14.1%	(26.9)	(20.4)	31.9%
Operating income	55.9	31.5	77.5%	105.1	86.1	22.1%
Interest income	1.7	1.4	21.4%	4.2	3.8	10.5%
Interest expense	(4.5)	(1.2)	275.0%	(10.8)	(2.6)	315.4%
Income before income taxes	54.3	33.4	62.6	101.6	90.1	12.8%
Income tax expense	(13.2)	(8.1)	63.0%	(25.3)	(21.5)	17.7%
Net income	41.1	25.3	62.5%	76.3	68.6	11.2%

Three Months Ended September 30, 2013 compared to three months ended September 30, 2012

Revenues

Revenues were US$293.1 million in the third quarter ended September 30, 2013, an increase of US$129.8 million, or 79.5%, compared to US$163.3 million in the same period of last year, due to approximately 46.9% increase in sales volume and 18.0% increase in the average RMB selling price of our products. The increase of sales volume was driven by the strong demand of modified plastics in the PRC market and higher penetration of our business in our existing markets supported by our additional 30 production lines which commenced production in December 2012, as well as the marketing efforts to develop new customers, in particular those in Eastern and Southwestern China. Such increase in demand was driven by increasing demand for middle and high-end automobiles by Chinese consumers, continuing substitution of imported modified plastics by domestic suppliers, as well as the increase of plastic content on the per-vehicle-basis in China. The increase of average RMB selling price was due to the shift of product mix towards higher-end products.

The following table summarizes the breakdown of revenues by product mix in millions of US$:

(in millions, except percentage)	Revenues For the Three Months Ended September 30,
	2013		2012
	Amount	%	Amount	%	Change in Amount	Change in %
Modified Polypropylene (PP)	76.2	26.0%	80.1	49.0%	(3.9)	(4.9)%

Engineering Plastics	74.5	25.4%	32.9	20.1%	41.6	126.4%

Modified Polyamide (PA)	49.8	17.0%	12.9	7.9%	36.9	286.0%

Environment Friendly Plastics	42.3	14.5%	18.4	11.3%	23.9	129.9%

Alloy Plastics	41.4	14.1%	10.5	6.5%	30.9	294.3%

Modified Acrylonitrile Butadiene Styrene (ABS)	8.0	2.7%	6.9	4.2%	1.1	15.9%

Sub-total	292.2	99.7%	161.7	99.0%	130.5	80.7%

After-sales Service	0.5	0.2%	1.6	1.0%	(1.1)	(68.8)%
Overseas trading	0.4	0.1%	-	-%	0.4	-%

Total Revenues	293.1	100%	163.3	100%	129.8	79.5%

The reduction of after-sales service fee was due to the discounts given to our distributors as part of our marketing strategy to further penetrate our less-developed markets, especially in East China and Southwest China.

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Three Months Ended September 30,
	2013		2012
	MT	%	MT	%	Change in MT	Change in %
Modified Polypropylene (PP)	36,617	40.5%	38,469	62.6%	(1,852)	(4.8)%

Engineering Plastics	13,430	14.8%	6,661	10.8%	6,769	101.6%

Modified Polyamide (PA)	9,795	10.8%	2,737	4.4%	7,058	257.9%

Environment Friendly Plastics	18,012	19.9%	8,140	13.2%	9,872	121.3%

Alloy Plastics	9,948	11.0%	2,972	4.8%	6,976	234.7%

Modified Acrylonitrile Butadiene Styrene (ABS)	2,677	3.0%	2,610	4.2%	67	2.6%

Total sales volume	90,479	100%	61,589	100%	28,890	46.9%

The Company has shifted product mix from traditional Modified Polypropylene (PP) to higher-end products such as Modified Polyamide (PA), alloy plastics, Environmental Friendly Plastics, and Engineering Plastics, primarily due to (i) the increasing demand of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand promoted by Chinese government for clean energy vehicles and (iii) stronger sales of higher-end cars made by automotive manufacturers from China and Germany, U.S. and Japanese joint ventures, which tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Profit Margin

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2013	2012	Amount	%
Gross Profit	$65.7	$40.0	$25.7	64.3%
Gross Profit Margin	22.4%	24.5%		(2.1)%

Gross profit was US$65.7 million in the third quarter ended September 30, 2013 compared to US$40.0 million in the same period of 2012, representing an increase of 64.3%. Our gross margin decreased to 22.4% in the second quarter ended September 30, 2013 from 24.5% during the same quarter of 2012.

The decrease of gross profit margin was primarily due to:

(i)             The decrease of gross profit margin was primarily due to an average 6.5% discount on the listed prices for the three month period ended September 30, 2013 to distributors as part of our marketing initiatives to increase our market share in Eastern China and Southwestern China.  The discount is primarily aimed at further expanding into the Eastern China and Southwestern China market. As a result, revenues contribution from Eastern China and Southwest China grew to 32.4% and 3.2% of our total sales during the three-month period ended September 30 30, 2013 compared to 22.8% and nil in the same period of 2012, respectively. We plan to maintain such discount rate for the rest of 2013.

(ii)             The decrease of gross profit margin was also due to increase in shipping expenses to US$4.5 million in the three months ended September 30, 2013 from US$0.3 million in the three months ended September 30, 2012. We started bearing the shipping expenses, which is a part of our marketing tactic to grow market shares since the first quarter of 2013. Such arrangement is expected to continue in the future.

General and Administrative Expenses

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2013	2012	Amount	%
General and Administrative Expenses	$4.4	$3.0	$1.4	46.7%
as a percentage of revenues	1.5%	1.8%		(0.3)%

General and administrative (G&A) expenses were US$4.4 million in the third quarter ended September 30, 2013 compared to US$3.0 million in the same period in 2012, representing an increase of 46.7%, or US$1.4 million, primarily due to the increase of share based compensation, taxation, office and traveling and transportation expense with the business expansion. On a percentage basis, G&A expenses in the third quarter of 2013 decreased to 1.5% of revenues from 1.8% in the second quarter of 2012.

Research and Development Expenses

	Three–Month Period Ended September 30,		Change
(in millions, except percentage)	2013	2012	Amount	%
Research and Development Expenses	$5.1	$5.5	$(0.4)	(7.3)%
as a percentage of revenues	1.7%	3.4%		(1.7)%

Research and development (“R&D”) expenses were US$5.1 million during the quarter ended September 30, 2013 compared with US$5.5 million during the same period in 2012, a decrease of US$0.4 million, or 7.3%. The decrease of our R&D expenses during this quarter was due to decreased expenses associated with the early conclusion of some research and development experiments after our R&D strategic review and we recalibrated our R&D efforts to target more longer-term but higher-end applications in fields such as aerospace, high-speed train, biological and medical. During the quarter ended September 30, 2013, the Company successfully launched 11new automobile manufacturers certified products (“AMCP”), which increased its total number of AMCP to 274. As of September 30, 2013, the Company had 75 products in the process of being certified by automotive and non-automotive manufacturers.

We expect to complete and realize economic benefits on approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail and medical devices.

Operating Income

Total operating income was US$55.9 million in the third quarter ended September 30, 2013 compared to US$31.5 million in the same period of 2012, representing an increase of 77.8% or US$24.5 million. This increase is primarily due to higher gross profit, partially offset by higher G&A expenses.

Interest Income (Expenses)

	Three-Month Ended September 30,		Change
(in millions, except percentage)	2013	2012	Amount	%
Interest Income	$1.7	$1.4	$0.3	21.4%
Interest Expenses	(4.5)	(1.2)	(3.3)	275.0%
Net Interest Income (Expenses)	$(2.8)	$0.2	$(3.0)	(1,500.0)%
as a percentage of revenues	(1.0)%	0.1%		(1.1)%

Net interest expense was US$2.8 million for the three-month period ended September 30, 2013, compared to net interest income of US$0.2 million in the same period of 2012, primarily due to increase of short-term loans to meet the need of our future capacity expansion in Southwest China. The average loan balance for the three months ended September 30, 2013 was US$63.6 million as compared to US$12.6 million as of that of the prior year, leading to US$3.3 million more interest expense.

Income Taxes

	Three–Month Period Ended September 30,		Change
(in millions, except percentage)	2013	2012	Amount	%
Income before Income Taxes	$54.3	$33.4	$20.9	62.6%
Income Tax Expense	(13.2)	(8.1)	(5.1)	63.0%
Effective income tax rate	24.4%	24.3%		0.1%

The effective income tax rates for the three-month periods ended September 30, 2013 and 2012 were 24.4% and 24.3%, respectively. The effective income tax rate for the three-month period ended September 30, 2013 differs from the PRC statutory income tax rate of 25% primarily due to the tax rate different for Sichuan Xinda and partially offsetting by the increase of valuation allowance against deferred income tax assets.

Our PRC subsidiaries have US$280.5 million of cash and cash equivalents, restricted cash and time deposits as of September 30, 2013, which is planned to be indefinitely reinvested in the PRC. The distributions from our PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities on undistributed earnings of our PRC subsidiaries.

Net Income

As a result of the above factors, we had a net income of US$41.1 million in the third quarter of 2013 compared to net income of US$25.3 million in the same quarter of 2012.

Nine Months Ended September 30, 2013 compared to nine months ended September 30, 2012

Revenues

Revenues were US$666.3 million for the nine months ended September 30, 2013, an increase of US$235.1 million, or 54.5%, compared to US$431.2 million in the same period of last year, due to approximately 37.4% increase in sales volume and 9.5% increase in the average RMB selling price of our products. The increase of sales volume was driven by the strong demand of modified plastics in the PRC market and higher penetration of our business in our existing markets supported by our additional 30 production lines which commenced production in December 2012, as well as the marketing efforts to develop new customers, in particular those in Eastern and Southwestern China. Such increase in demand was driven by increasing demand for middle and high-end automobiles by Chinese consumers, continuing substitution of imported modified plastics by domestic suppliers, as well as the increase of plastic content on the per-vehicle-basis in China. The increase of average RMB selling price was due to the shift of product mix towards higher-end products.

Product Mix

The following table summarizes the breakdown of revenues by product mix in millions of US$:

(in millions, except percentage)	Revenues For the Nine Months Ended September 30,
	2013		2012
	Amount	%	Amount	%	Change in Amount	Change in %
Modified Polypropylene (PP)	194.5	29.2%	216.1	50.2%	(21.6)	(10.0)%

Engineering Plastics	161.2	24.2%	83.5	19.4%	77.7	93.1%

Modified Polyamide (PA)	118.3	17.8%	36.1	8.4%	82.2	227.7%

Environment Friendly Plastics	99.6	14.9%	43.2	10.0%	56.4	130.6%

Alloy Plastics	68.5	10.3%	29.9	6.9%	38.6	129.1%

Modified Acrylonitrile Butadiene Styrene (ABS)	22.3	3.3%	16.6	3.8%	5.7	34.3%

Sub-total	664.4	99.7%	425.4	98.7%	239.0	56.2%

After-sales Service	1.5	0.2%	5.8	1.3%	(4.3)	(74.1)%
Overseas Trading	0.4	0.1%	-	-	0.4	-%
Total Revenues	666.3	100%	431.2	100%	235.1	54.5%

The reduction of after-sales service fee was due to the discounts given to our distributors as part of our marketing strategy to further penetrate our less-developed markets, especially in East China and Southwest China.

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Nine Months Ended September 30,
	2013		2012
	MT	%	MT	%	Change in MT	Change in %
Modified Polypropylene (PP)	95,826	43.3%	103,817	64.4%	(7,991)	(7.7)%

Engineering Plastics	31,082	14.0%	16,587	10.3%	14,495	87.4%

Modified Polyamide (PA)	24,139	10.9%	7,486	4.6%	16,653	222.5%

Environment Friendly Plastics	44,266	20.0%	18,890	11.7%	25,376	134.3%

Alloy Plastics	18,430	8.3%	8,360	5.2%	10,070	120.5%

Modified Acrylonitrile Butadiene Styrene (ABS)	7,797	3.5%	6,150	3.8%	1,647	26.8%

Total sales volume	221,540	100%	161,290	100%	60,250	37.4%

The Company shifted product mix from traditional Modified Polypropylene (PP) to higher-end products such as Modified Polyamide (PA) , Environmental Friendly Plastics, alloy plastics , and Engineering Plastics, primarily due to (i) the increasing demand of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand promoted by Chinese government for clean energy vehicles and (iii) stronger sales of higher-end cars made by automotive manufacturers from China and Germany, US and Japanese joint ventures, which tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Profit Margin

	Nine Months Ended September 30,		Change
(in millions, except percentage)	2013	2012	Amount	%
Gross Profit	$132.0	$106.5	$25.5	23.9%
Gross Profit Margin	19.8%	24.7%		(4.9)%

Gross profit was US$132.0 million for the nine months ended September 30, 2013 compared to US$106.5 million in the same period of 2012, representing an increase of 23.9%. Our gross margin decreased to 19.8% during the nine months ended September 30, 2013 from 24.7% during the same period of 2012.

The decrease of gross profit margin was primarily due to:

(i)             The decrease of gross profit margin was primarily due to an average 6.4% discount on the listed prices for the nine-month period ended September 30, 2013 to distributors as part of our marketing initiatives to increase our market share in Eastern China and Southwestern China.  The discount is primarily aimed at further expanding into the Eastern China and Southwestern China market. As a result, revenues contribution from Eastern China and Southwestern China grew to 31.0% and 2.9% of our total sales during the nine-month period ended September 30, 2013 compared to 21.4% and nil in the same period of 2012, respectively. We plan to maintain such discount rate for the rest of 2013.

(ii)             The decrease of gross profit margin was also due to increase in shipping expenses to US$10.6 million in the nine months ended September 30, 2013 from US$0.8 million in the nine months ended September 30, 2012. We started bearing the shipping expenses, which is a part of our marketing tactic to grow market shares since the first quarter of 2013. Such arrangement is expected to continue in the future.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
(in millions, except percentage)	2013	2012	Amount	%
General and Administrative Expenses	$10.8	$7.6	$3.2	42.1%
as a percentage of revenues	1.6%	1.8%		(0.2)%

General and administrative (G&A) expenses were US$10.8 million for the nine months ended September 30, 2013 compared to US$7.6 million in the same period in 2012, representing an increase of 42.1%, or US$3.2 million. This increase is primarily due to the increase of share based compensation, taxation, fixed assets deprecation, transportation and office expense with the business expanding. On a percentage basis, G&A expenses for the nine months ended September 30, 2013 was 1.6% of revenues, compared to 1.8% of the same period of 2012.

Research and Development Expenses

	Nine Months Ended September 30,		Change
(in millions, except percentage)	2013	2012	Amount	%
Research and Development Expenses	$15.9	$12.5	$3.4	27.2%
as a percentage of revenues	2.4%	2.9%		(0.5)%

Research and development (“R&D”) expenses were US$15.9 million for the nine months ended September 30, 2013 compared with US$12.5 million during the same period in 2012, an increase of US$3.4 million, or 27.2%, reflecting increased R&D activities on new products in order to obtain product certifications for automotive applications from automobile manufacturers as well as other non-automotive applications.

As of September 30, 2013, the number of ongoing research and development projects is 163. We expect to complete and to realize economic benefits on approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.

Operating Income

Total operating income was US$105.1 million for the nine months period ended September 30, 2013 compared to US$86.1 million in the same period of 2012, representing an increase of 22.1% or US$19.0 million. This increase is primarily due to higher gross profit, offset by higher general and administrative expenses and research and development expenses.

Interest Income (Expenses)

	Nine Months Ended September 30,		Change
(in millions, except percentage)	2013	2012	Amount	%
Interest Income	$4.2	$3.8	$0.4	10.5%
Interest Expenses	(10.8)	(2.6)	(8.2)	315.4%
Net Interest Income (Expenses)	$(6.6)	$1.2	$(7.8)	(650.0)%
as a percentage of revenues	(1.0)%	0.3%		(1.3)%

Net interest expense was US$6.6 million for the nine-month period ended September 30, 2013, compared to net interest income of US$1.2 million in the same period of 2012, primarily due to increase of short-term loans to meet the need of our future capacity expansion in Southwest China. The average loan balance for the nine months ended September 30, 2013 was US$157.8 million as compared to US$35.8 million as of that of the prior year, leading to US$8.2 million more interest expense.

Income Taxes

	Nine Months Ended September 30,		Change
(in millions, except percentage)	2013	2012	Amount	%
Income before Income Taxes	$101.6	$90.1	$11.5	12.8%
Income Tax Expense	(25.3)	(21.5)	(3.8)	17.7%
Effective income tax rate	24.9%	23.9%		1.0%

The effective income tax rates for the nine-month periods ended September 30, 2013 and 2012 were 24.9% and 23.9%, respectively. The effective income tax rate for the nine-month period ended September 30, 2013 differs from the PRC statutory income tax rate of 25% primarily due to the tax rate different for Sichuan Xinda and partially offset by the increase of valuation allowance against deferred income tax assets .

Net Income

As a result of the above factors, we had a net income of US$76.3 million for the nine months period ended September 30, 2013 compared to net income of US$68.6 million in the same period of 2012.

Selected Balance Sheet Data as of September 30, 2013 and December 31, 2012:

	September 30 2013	December 31 2012	Change
(in millions, except percentage)			Amount	%
Cash and cash equivalents	94.3	83.8	10.5	12.5%
Restricted cash	5.7	16.9	(11.2)	(66.3)%
Time deposits	180.6	48.0	132.6	276.3%
Accounts receivable, net	265.2	143.8	121.4	84.4%
Inventories	119.1	78.3	40.8	52.1%
Property, plant and equipment, net	215.7	223.8	(8.1)	(3.6)%
Total assets	899.3	611.6	287.7	47.0%
Short-term loans	260.3	162.1	98.2	60.6%
Accounts payable	111.7	7.1	104.6	1473.2%
Bills payable	8.2	15.8	(7.6)	(48.1)%
Income tax payable	16.2	8.5	7.7	90.6%
Accrued expenses and other current liabilities	35.2	34.4	0.8	2.3%
Redeemable Series D convertible preferred stock	97.6	97.6	-	-
Stockholders' equity	347.8	264.4	83.4	31.6%

Our financial condition continues to improve as measured by an increase of 31.5% in stockholders’ equity as of September 30, 2013 compared to December 31, 2012. Time deposits increased by 276.3%. We generally put our cash deposits with Chinese local banks to generate interests. Accounts receivable increased by 84.4% as a result of increase in revenues and increase in turnover days from 56 days for the twelve-month period ended December 31, 2012 to 82 days for the nine-month period ended September 30, 2013.  Inventory increased by 52.1% due to the anticipation of the increase of customer demand in the following quarters. Short-term loans increased by 60.6% due to the need to support our future capacity expansion in Southwest China. Accounts payable increased by 1,473.2% due to the 30 days payment terms renegotiated with our domestic raw material suppliers, a shift from prepayment to suppliers in the past, in order to strengthen our working capital.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production lines. We have financed these requirements primarily from cash generated from operations, short-term bank borrowings, and the issuance of our convertible preferred stocks and other equity financings. As of September 30, 2013 and December 31, 2012, we had US$94.3 million and US$83.8 million, respectively, in cash and cash equivalents, which were primarily deposited with banks in China (including Hong Kong). As of September 30, 2013, we had US$260.3 million outstanding short-term loans, including US$157.2 million unsecured loans, US$74.7 million loans secured by accounts receivable, US$20.2 million loans secured by time deposits and US$8.2 million interest-free loan secured by the land use rights.  These loans bear a weighted average interest rate of 5.9% per annum and have terms of no longer than one year and do not contain any renewal terms. We have historically been able to make repayments when due.  In addition, we obtained lines of credit from below banks.

A summary of lines of credit as of September 30, 2013 is as below:

(in millions)	September 30, 2013
	Lines of Credit, Obtained			Remaining Available
Name of Financial Institution	Date of Approval	RMB	USD	USD
Bank of Communications	January 5, 2013	150.0	24.5	0.0
Bank of Longjiang, Heilongjiang	March 14, 2013	300.0	49.0	0.0
Bank of China	March 14, 2013	200.0	32.7	0.2
HSBC	June 25, 2013	153.0	25.0	0.2
China Guangfa Bank	May 20, 2013	60.0	9.8	4.9
Industrial and Commercial Bank of China Limited	July 30, 2013	500.0	81.7	47.8
Agriculture Bank of China	September 10, 2013	280.0	45.8	13.1
China Construction Bank	December 19, 2012	135.0	22.1	9.0
China CITIC Bank	June 9, 2013	100.0	16.3	0.0
Societe Generale	July 9, 2013	100.0	16.3	0.0
Total		1,978.0	323.2	75.2

We have historically been able to make repayments when due.  In addition, as of September 30, 2013, we have contractual obligations to pay (i) lease commitments in the amount of US$2.9 million, including US$0.4 million due in 2013; (ii) plant construction in our Harbin facilities in the amount of US$33.9 million which are due in 2013.

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

The following table sets forth a summary of our cash flows for the periods indicated.

	Nine-Month Period Ended September 30,
(in millions US$)	2013	2012
Net cash provided by (used in) operating activities	60.1	(12.4)
Net cash used in investing activities	(146.8)	(100.5)
Net cash provided by financing activities	95.4	28.8
Effect of foreign currency exchange rate changes on cash and cash equivalents	1.8	(0.4)
Net increase (decrease) in cash and cash equivalents	10.5	(84.5)
Cash and cash equivalents at the beginning of period	83.8	135.5
Cash and cash equivalents at the end of period	94.3	51.0

Operating Activities

Net cash provided by operating activities increased to US$60.1 million for the nine-month period ended September 30, 2013 from net cash used in operating activities of US$12.4 million for the nine-month period ended September 30, 2012, primarily due to (i) the increase of approximately US$216.2 million in cash collected from our customers for the nine-month period ended September 30, 2013 resulting from increasing sales during the period, and (ii) the decrease of US$2.3 million in income tax expenditures partially offset by the increase of approximately US$146.0 million in cash operating expenditures, including raw material purchases, rental and personnel costs for the nine-month period ended September 30, 2013.

Investing Activities

Net cash used in the investing activities was US$146.8 million for the nine-month period ended September 30, 2013 as compared to US$100.5 million for the same period of last year, mainly due to the increase of US$247.6 million purchase of time deposits, partially offset by (i) the decrease of US$56.1 million purchase of property, plant and equipment in order to expand the production capacity and (ii) the increase of US$145.2 million proceeds from maturity of time deposits.

Financing Activities

Net cash provided by the financing activities was US$95.4 million for the nine-month period ended September 30, 2013, as compared to US$28.8 million for the same period of last year, primarily as a result of the increase of US$213.3 million borrowings of short-term bank loans from local banks, the release of restricted cash of US$4.8 million and the decrease of US$0.8 million placement of restricted cash as collateral for bank borrowings, which was offset by the increase of US$152.3 million repayments of bank borrowings for the nine-month period ended September 30, 2013.

As of September 30, 2013, our cash balance was US$94.3 million, compared to US$83.8 million at December 31, 2012.

Accounts Receivables Days Sales Outstanding (DSO) has increased from 43 days for the nine-month period ended September 30, 2012 to 82 days for the nine-month period ended September 30, 2013 as it takes longer to collect from our customers. We believe that our DSO is below industry average Industry Standard Customer and Supplier Payment Terms (days) as below:

	Nine-month period ended September 30, 2013	Year ended December 31, 2012
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Supplier Payment Term	Payment in advance/up to 30 days	Payment in advance/up to 30 days

Inventory turnover days increased from 47 days for the nine months ended September 30, 2012 to 50 days for the nine months ended September 30, 2013, due to inventory buildup in anticipation of increasing demand from our customers in the following quarters.

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

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of September 30, 2013 are as follows:

Contractual obligations	Total	Payment due less than 1 year	1 – 3 years	3-5 years	More than 5 years
Lease commitments	2,865,635	1,446,468	1,331,861	87,306	-
Purchase of land use rights, plant equipment, and construction in progress	34,701,620	34,701,620	-	-	-
Total	37,567,255	36,148,088	1,331,861	87,306	-

On March 8, 2013, Xinda Holding (HK), a wholly owned subsidiary of the Company, entered into an Investment Agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion (equivalent to US$294 million) in property, plant and equipment and approximately RMB600 million (equivalent to US$98 million) in working capital, for the Construction of Sichuan Plant.

Legal Proceedings

None.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term loans, cash and cash equivalents, restricted cash and time deposits. Although the interest rates, which are based on the banks' prime rates are fixed for the terms of the loans and deposits, increase in interest rates will increase our interest expense.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of September 30, 2013 would decrease income before income taxes by approximately $2.6 million for the nine-month period ended September 30, 2013. A hypothetical 1.0% decrease in the annual interest rates for all of our cash and cash equivalents, restricted cash and time deposits we had as of September 30, 2013 would decrease income before income taxes by approximately $2.8 million. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of cash and cash equivalents, restricted cash and time deposits, and debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

All of our revenues are collected in and substantially all of our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the $1.00 U.S. dollar until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the Chinese Central Bank allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. On September 30, 2013, the RMB traded at 6.1200 RMB to 1.00 U.S. dollar.

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

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2012 due to two material weaknesses as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, we believe that our unaudited consolidated financial statements included in this Quarterly Report present fairly our financial position, results of operations and cash flows for the fiscal period ended September 30, 2013 in all material respects.

(b) Changes in internal controls.

During the nine months ended September 30, 2013, our efforts to improve our internal controls include (i) adding new procedures to address the weaknesses disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and (ii) internal training on preparation of US GAAP financial statements and compliance with SEC reporting requirements. We plan to improve on the two above-referenced weaknesses by the end of the fiscal year ended December 31, 2013.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For the nine-month period ended September 30, 2013, there were no material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject, and no material developments in the legal proceedings previously reported.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on March 25, 2013. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K and set forth below may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

We have engaged in two transactions with an entity subject to U.S. sanctions and we may fail to develop and maintain an effective system of internal controls for OFAC compliance.

Earlier in 2013, our Hong Kong subsidiary inadvertently purchased, through an intermediary trading agent, 300MT and 168MT of Polyamide-6 for EUR554,715 and EUR304,920, respectively, which had been exported by a Belarus company that is a Specially Designated National, which is subject to economic sanctions by the United States Treasury and the Office of Foreign Assets Control (“OFAC”). U.S. citizens, permanent residents, and U.S.-based businesses are forbidden from working with Specially Designated Nationals. We have made a voluntary disclosure to the United States Treasury and intend to cooperate with any inquiry they may have. As a result of these transactions, we may be subject to penalties and fines. At this time, we are unable to ascertain with any certainty as to the outcome of these OFAC violations.

We currently have an internal team that is responsible for monitoring our compliance with regulations promulgated by the OFAC. We plan to develop and maintain a more effective system of internal controls in order to monitor all of our activities and ensure that we fully comply with OFAC-related regulations going forward. We also plan to conduct sanctions screening on suppliers and other counterparties and provide training to our personnel involved with export and import transactions. While we believe that these measures will help improve our internal controls, we cannot assure you that they will be adequate for our OFAC compliance in the future.

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

China XD Plastics Company Limited

Date: November 12, 2013	By:	/s/ Jie Han
Name: Jie Han
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2013	By:	/s/ Taylor Zhang
Name: Taylor Zhang
Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Document Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.