Form 10-K
period 2013-12-31
China XD Plastics Co Ltd
filed 2014-03-26
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2013 was approximately $62,192,113.

As of March 21, 2014, there were 47,875,133 shares of common stock, par value US$0.0001 per share, outstanding.

Documents incorporated by reference: None.

CHINA XD PLASTICS COMPANY LIMITED
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

PART I

ITEM 1.   BUSINESS.

Our Business

China XD Plastics Company Limited (“China XD”, “we”, and the “Company”, and “us” or “our” shall be interpreted accordingly) is one of leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China. Through our wholly-owned subsidiary Heilongjiang Xinda Enterprise Group Company Limited (“Xinda Group”), we manufacture and sell modified plastics, primarily for use in the fabrication of automobile parts and components and secondarily for applications in high-speed railway, airplanes and ships. We develop our products using our proprietary technology through our wholly-owned research laboratory, Heilongjiang Xinda Enterprise Group Macromolecule Material Research Center Company Limited (“Xinda Group Material Research”). Xinda Group Material Research is a professional macromolecular material research and development institution and has 283 certifications from manufacturers in the automobile industry as of December 31, 2013. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang Province.  Our research and development (the “R&D”) team consists of 237 professionals and 12 consultants, including two consultants who are members of Chinese Academy of Engineering, and one consultant who is the former chief scientist of Specialty Plastics Engineering Institute of Jilin University. As a result of the combination of our academic and technological expertise, we have a portfolio of 109 patents, one of which we have obtained the patent rights and the remaining 108 of which we have applications pending in China as of December 31, 2013.

Modified plastic is produced by changing the physical and/or chemical characteristics of ordinary resin materials. In order for plastics to be used to produce automobile parts and components, they must satisfy certain physical criteria in terms of mechanical functionality, stability under light and heat, durability, flame resistance, and environmental friendliness. Our unique proprietary formulas and processing techniques enable us to produce low-cost high-quality modified plastic materials, which have been certified by many of the major domestic and international automobile manufacturers in China. In addition, we also provide specially engineered plastics and environment-friendly plastics for use in oilfield equipment, mining equipment, vessel propulsion systems and power station equipment.

China XD’s primary end-market is the Chinese automotive industry that has been rapidly growing for the past few years where our modified plastics are used by our customers to fabricate the following auto components: exteriors (automobile bumpers, rearview and sideview mirrors, license plate parts), interiors (door panels, dashboard, steering wheel, glove compartment and safety belt components), and functional components (air conditioner casing, heating and ventilation casing, engine covers, and air ducts). Our specialized plastics are utilized in more than 24 automobile brands manufactured in China, including leading brands such as AUDI, Mercedes Benz, BMW, Toyota, Buick, Chevrolet, Mazda, and VW Passat, Golf, and Jetta. As of December 31, 2013, 283 of Xinda Group’s automotive-specific modified plastic products have been certified by one or more of the automobile manufacturers in China and are in commercial production. As of December 31, 2013, 96 of our products were in the process of product certification by automobile manufacturers.

We operate three manufacturing bases in Harbin, Heilongjiang in the People’s Republic of China (the “PRC”). Prior to December 2012, we had approximately 255,000 metric tons of annual production capacity across 58 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems. In December 2012, we further expanded our third production base in Harbin with additional 135,000 metric tons of annual production capacity, bringing total installed production capacity in our three production bases to 390,000 metric tons with additional 30 new production lines. In December 2013, we broke ground on the construction of our fourth production base in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total installed production capacity to 690,000 metric tons with additional 70 new production lines at the completion of the construction of our fourth production base.

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

On December 10, 2010, Harbin Xinda established Harbin Xinda Macromolecule Material Research Center Co., Ltd. (“Xinda Macromolecule Research Center”) to focus on research and development of products such as modified PP and environment-friendly modified plastics.  Xinda Macromolecule Research Center was deregistered in 2012 as part of our group restructuring.

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

From August 2011 to December of 2012, Harbin Xinda established (i) Harbin Meiyuan Enterprise Management Service Company Limited (“Meiyuan Training”) in Harbin to provide all year round training to both our existing and new employees, accommodate our customers and business partners as well as host industry conferences; and (ii) Heilongjiang Xinda Enterprise Group Technology Center Company Limited (“Xinda Group Technology Center”) in Harbin to focus on long-term research and development projects.

Xinda Group, a wholly-owned subsidiary of Xinda HK Company Limited and the proposed direct parent company of all of our PRC-based operating subsidiaries after the group restructuring was established in December 2011. Harbin Xinda Plastics Material Research Center Company Limited (“Xinda Material Research Center”) was established in December 2011 to focus on research and development of products close to commercialization phase.

Xinda Group Material Research was established in December 2012.

During the year ended December 31, 2013, following the overall reorganization plan, the Company completed the deregistering of Haikou New Materials, Haikou Technical Center and Haikou Software and merged Xinda Testing and Xinda Material Research Center into Xinda Group Material Research in 2013, whose major functions included technical support for our production bases, research and development of modified plastic products for applications in areas such as automotive, high-speed rail, aircraft and others, customer post-sales support, and collaboration with industry leading universities and institutions.

On March 19, 2013, Xinda Group established Sichuan Xinda Enterprise Group Co., Ltd. (“Sichuan Xinda Group”), which subsequently established Sichuan Xinda Enterprise Group Meiyuan Training Center Co., Ltd. (“Sichuan Meiyuan”), Sichuan Xinda Enterprise Group Software Development Co., Ltd. (“Sichuan Software”), and Sichuan Xinda Enterprise Group Sales Co., Ltd (“Sichuan Sales”) in April 2013, in order to expand our business in southwest China.

On April 23, 3013, Xinda Holding (HK) Co, Ltd., formerly known as Hong Kong Engineering Plastics Co., Ltd., set up Xinda (HK) International Trading Company Ltd (“Xinda (HK) Trading”) for import and export business through Hong Kong.

Corporate Structure

The corporate structure of the Company as of December 31, 2013 was as follows:

China XD Plastic Company Limited ("China XD")
100%
Favor Sea Limited ("FS (BVI)")
100%
Xinda (HK) International Trading Company Limited ("Xinda (HK) Trading")
100%
Xinda Holding (HK) Company Limited ("Xinda Holding (HK)")
100%
Xinda Holding (HK) US Sub Inc. ("Xinda Holding (US)")
Offshore
Onshore
100%
100%
Harbin Xinda Macromolecule Material Co., Ltd. ("Harbin Xinda")
Heilongjiang Xinda Enterprise Group Company Limited ("Xinda Group")
100%
100%
100%
100%
100%
100%
Heilongjiang Xinda Enterprise Group Technology Center Company Limited ("Xinda Group Technology Center")
Heilongjiang Xinda Enterprise Group Macromolecule Material Research Center Co., Ltd. ("Xinda Group Material Research")
Sichuan Xinda Enterprise Group Co., Ltd. ("Sichuan Xinda")
Harbin Xinda Plastics New Materials Co., Ltd. ("Xinda Plastics New Materials")
Harbin Meiyuan Enterprise Management Service Company Limited ("Meiyuan Training")
Heilongjiang Xinda Software Development Company Limited ("Xinda Software")
100%
Harbin Xinda Plastics Material Research Center Co., Ltd ("Xinda Material Research Center")
100%
100%
100%
Sichuan Xinda Group Meiyuan Enterprise Management Service Company (Sichuan Meiyuan)
Sichuan Xinda Group Software Development Company Limited ("Sichuan Software")
Sichuan Xinda Group Sales Company Limited ("Sichuan Sales")

Our Industry

According to a research report prepared exclusively for the Company and issued by Frost & Sullivan in 2013, China is estimated to have consumed approximately 17.1 million Metric Tons (“MT”) of modified plastic products in 2013, representing an increase of 13.4% compared to 2012. With China being the world’s leading manufacturing center and with rising domestic individual consumption, we believe that demand for modified plastics from China will continue to increase in the foreseeable future. As shown in Figure 1, the market demand for modified plastics will reach 25.5 million MT in 2017, representing compound annual growth rates (“CAGR”) of 10.5% and 19.9% by sales volume and revenue from 2013 to 2017. Currently, demand for our products is primarily driven by the Chinese automotive industry. In order for plastics to be used in automobile parts and components, they must satisfy specific physical criteria in terms of mechanical functionality, stability under light and heat, durability, flame resistance, and environmental friendliness. Modified plastics are usually found in interior materials, door panels, dashboards, mud flaps, chassis, bumpers, oil tanks, gas valves, grilles, unit heater shells, air conditioner shells, heat dissipating grids, wheel covers, and other components.

Figure 1: Analysis of Chinese Modified Plastics Market: Sales Volume and Revenue (China), 2008-2017E

Source: Frost & Sullivan

According to Frost & Sullivan’s report, the Chinese automotive modified plastics market has experienced rapid development from 2008 to 2012, with nearly a three-fold growth in terms of revenue and sales volume during this period. The market demand is projected to reach 3.2 million MT in 2014. As illustrated in Figure 2, the Chinese automotive modified plastics market is expected to sustain rapid increase in terms of revenue and sales volume, with CAGR of 26.3% and 16.6% from 2013 to 2017, respectively. Approximately 30.5% of the automotive modified plastic consumed in 2012 was imported from outside of the PRC or manufactured by multinational and joint venture companies. We believe that the demand for automotive modified plastic in China will grow continuously due to the fast growing Chinese automotive market, increasing use per unit of plastic content in automobiles and favorable government incentives and regulations. Moreover, domestic producers will likely gain larger market share from imports as they are able to manufacture products with comparable quality at highly competitive prices and close proximity to their customers. We believe that the following are the key drivers for the automotive modified plastic industry in China.

Figure 2: Analysis of Chinese Automotive Modified Plastics Market: Sales Volume and Revenue (China), 2008-2017E
Source: Frost & Sullivan

According to the statistics by the China Association of Automobile Manufacturers (“CAAM”) in 2013, China’s production volume of automobiles increased from 5.7 million units in 2005 to 22.1 million units in 2013. The market is expected to slow down after several years’ rapid growth, though a comparatively high CAGR of 9.3% from 2013 to 2017, reaching 29.6 million units in 2017. China has exceeded the United States to become the world’s largest auto market as measured by the number of automobiles sold. We believe the growth momentum in China’s auto sales will remain strong over the next four years. The automotive industry in China is still in its infancy with passenger car ownership of 81 vehicles per 1,000 inhabitants in 2012, which is significantly below Europe’s average of 491 and United States’ average of 802 according to National Bureau of Statistics, US Department of Energy, Eurosta, Frost & Sullivan.

Figure 3: Overview of Chinese Macro Economy:
Vehicle Per 1,000 People Comparison (Units per 1,000 People), 2008-2017E

Source: National Bureau of Statistics, US Department of Energy, Eurosta, Frost and Sullivan

According to the National Bureau of Statistics, the total number of Chinese automobile parts has experienced a rapid growth because of the economic development and the incentive policies issued by the government. The number maintained a booming trend from 49.8 million units in 2008 to 109.4 million units in 2012, and is forecasted to hit a record of 126.0 million units in 2013 and 209.0 million units by 2017, with a CAGR of 13.5% between 2013 and 2017 as shown in Figure 4.

Figure 4: Overview of Chinese Macro Economy: Growth of Automotive Parts, 2008-2017E

Source: National Bureau of Statistics

Rising personal income in China is one of the key drivers for the rapid growth of the Chinese automobile industry. As shown in Figure 5, China has shown strong economic growth with its GDP increased from approximately RMB 31,404.5 billion in 2008 to RMB 51,932.2 billion in 2012, and is expected to sustain the steady growth from 2013 to 2017. Per Capita Consumption Expenditure of Urban Household also shows an optimistic picture with a total nominal increase of 48.3% between 2008 and 2012, and is forecasted to reach RMB 23,328 by the end of 2017. Moreover, cars have become more affordable in China as local or joint venture automobile manufacturers continuously expand their production to achieve economies of scale to lower production cost and source cheaper auto parts locally. Growing income and decreasing vehicle prices will continue to make car ownership more affordable for China’s rising middle class

Figure 5: Overview of Chinese Macro Economy: Growth of Nominal GDP and Per Capita Consumption Expenditure of Urban Household (China), 2008-2017E .

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

(2) Vehicle Emissions Reduction: Plastic components impact fuel efficiency by saving approximately 2.5 liters of fuel per kilograms (“kg”) used (equivalent to 6 kg of CO2 emissions) over the lifetime of the vehicle. Automobile manufacturers have been reducing vehicle weights in an attempt to reduce emissions and increase efficiencies. Modified plastics reduce the weight of components by 40% compared with traditional metallic materials.

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

(5) Increasing Use of Plastics per Vehicle: Weight of modified plastics per vehicle in China continually increased from 2008 to 2012, and is forecasted to reach 169.8 kg by the end of 2017, with a growth rate of 40.2% as shown in Figure 6. Although the weight of modified plastics per vehicle in China will still be less than that in North America and Europe, the highest growth rate indicates the huge potential for market growth. In 2012, plastic use in China is estimated to be about 128.6 kg per vehicle, whereas models imported from Europe contain on average as much as 219 kg per vehicle. In addition, the Chinese government’s goals regarding electric and hybrid vehicles may also push the market further as weight concerns are more important for these vehicles than for traditional passenger cars.

Figure 6: Comparison of Weight of Modified Plastics per Vehicle in China, North America, and Europe, 2008, 2012, 2017E

Source: Frost & Sullivan, American Chemistry Council’s Plastics Industry Producers’ Statistics Group

Increasing Substitution of Imports

Though China’s automotive plastic market has been dominated by foreign or joint venture (“JV”) companies, Chinese suppliers are continually gaining market share. It is estimated that automotive plastics imported and manufactured by multinational and JV companies accounted for 30.5% of the total China automotive plastic supply in 2012, decreasing from 37.3% in 2008 according to a report by Frost & Sullivan. Compared to foreign competitors including JV companies, local manufacturers can largely benefit from the lower cost and geographical convenience in China and their product sales can be customized with time-efficient after sales services and technical supports. As the local production capacity of both domestic and foreign companies has been expanding, share of imports and multiple national companies is expected to decrease to 20.5% by the end of 2017, while the share of domestic manufacturers is forecast to rise to 79.5% in 2017 as they expand at a greater rate than MNC and JV in China.

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

Since 2011, in order to resolve the extreme traffic congestion, Beijing government has been implementing a vehicle purchase quota policy, which limits the maximum vehicles sold in Beijing per month to 20,000. Other cities which have begun to show signs of traffic congestion have also begun to implement similar measures to control traffic congestion, including the limited automobile licenses policy implemented in Shanghai and Tianjin and the imposition of congestion charges in Shenzhen.  The termination of nation-wide preferential policies can negatively affect consumer demand for new vehicles, and local restrictive measures over automobile purchases in major cities may result in the reduction in the sale of vehicles nationwide.

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

Our products are organized into seven product groups, based on their physical characteristics, as set forth below:

Product Group	Brand Name	Number of Products Certified	Characteristics	Automotive or Other Application
Modified PP	COMPNIPER	51	High fluidity and impact resistance	Interior parts, such as inner panels, instrument panels and box lids

	COMPWIPER	51	Resistance to low temperature and impact	External parts, such as front and back bumpers and mudguards

	COMPGOPER	44	Resistance to high temperature and static	Functional components, such as unit heater shells and air conditioner shells

Modified ABS	MOALLOLY	17	High gloss, high rigidity and size stability	Functional components such as heat dissipating grids and wheel covers

Modified PA	POLGPAMR	16	High wear and heat resistance	Parts requiring high flame and heat resistance

Engineering Plastics	MOAMIOLY	41	Heat resistance and wear resistance	Engine hoods, intake manifold and bearings

Alloy Plastic	BRBSPCL	25	Combines two different plastics, such as PP and ABS	Rearview mirrors, grilles, automotive electronics and other components. Products can also be used in computers, plasma TVs and mobile phones

Environmentally friendly plastics	POLGBSMR	38	Environmentally-friendly features such as low odor and low carbon emission	Used in automobiles meeting environmental standard requirements

Modified Plastic for Special Engineering	PEEK	N/A *	Excellent mechanical and chemical resistance and temperature tolerance	Used in communications and transport, electronics and electrical appliances, machinery, medicaland analytical equipment.

Total		283

* PEEK is primarily used in applications that are unrelated to automotive applications, which does not require certifications and is in the product development stage.

Raw Materials

The principal raw materials used for the production of our modified plastic products are plastic resins such as polypropylene, ABS and nylon. Polypropylene is a chemical compound manufactured from petroleum.  ABS is a common thermoplastic used to make light, rigid, molded products such as automotive body parts and wheel covers.  Nylon is a thermoplastic silky material. Approximately 55.9% of our total raw materials purchased by volume are sourced from overseas petrochemical enterprises and 44.1% from domestic petrochemical enterprises during the year ended December 31, 2013.

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

Because raw materials constitute a substantial part of the cost of our products, we seek to reduce costs by dealing with three major suppliers. During the year ended December 31, 2013, the Company purchased approximately 65% of the Company’s raw materials from three major suppliers. By dealing in large quantities with these major suppliers, we obtain reduced prices for raw materials, therefore reducing the cost of our products. If we were unable to purchase from these suppliers, we believe we would still have adequate sources of raw materials from other petrochemical distributors without material impact on the cost of our products.

Research and Development

Xinda Material Research Center and Xinda Group were organized to provide us with ongoing additions to our technology through advanced development methods, which represent the key to our competitive strength and success. Our goal is to utilize our state-of-the-art methods, equipment and our technical expertise to produce plastics of the highest quality that are cost-efficient for our customers. Toward this end, we have staffed Xinda Material Research Center and Xinda Group Technology Center with 72 employees who have Ph.D. and Master’s degrees and 154 employees who have Bachelor’s degrees. On average, our employees have been working in our industry for more than three years, and our key R&D employees have on average more than 10 years of experience in our industry.

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

All our significant research and development activities are overseen by the members of our Scientific Advisory Board, which we have assembled from the leaders in China’s chemical engineering industry.  Currently, the members of the Scientific Advisory Board are:

●	Shanyi Du: Member of Chinese Academy of Engineering, Professor of Harbin Institute of Technology.
●	Qingquan Lei: Member of Chinese Academy of Engineering, Post-PhD Advisor of Harbin Institute of Technology.
●	Zhongwen Wu: Chief Scientist and Director of the Research Institute of Special Plastics Engineering of Jilin University.
●	Kai Zheng: Secretary General of China’s Plastics Engineering Industry Association.
●	Huixuan Zhang: Vice Principal of Changchun University of Technology.
●	Bin Li: Vice Principal, Dean of the Science Department at Eastern Forest Industry University.
●	Zhenhua Jiang: Director of the Engineering Research Center of the Special Plastics Engineering Education Department of Jilin University.
●	Xiabin Jing: Post-PhD Advisor and Researcher of Changchun Institute of Applied Chemistry of the Chinese Academy of Sciences.
●	Ke Li: Senior Supervisor of Volkswagen China.
●	Xijun Liu:Dean of Postgraduate School of Qiqihaer University

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

Xinda Group and Xinda Group Material Research are located within the same facility of our Jiangnan Zhonghuan Road production base. Xinda Group Material Research provides technical support for our recently expanded modified plastics annual nameplate production capacity of 390,000 MT and ongoing service to our customers, and enhanced our research and development capabilities for modified plastics in new applications in areas such as aerospace, high-speed rail and new energy vehicles. We have been certified as a National Level Enterprise Technology Center, the only institution certified as such in the modified plastics industry in Heilongjiang. This certification makes us eligible for participation of issuing modified plastics industry standards, certain tax and tariff relief for scientific research and development, certain funding designated for National Enterprise Technology Center and municipal subsidies and Post-PhD and Academy Member WorkStation in Heilongjiang Province.

Our research and development expense was US$21,258,549 and US$21,586,074 during the years ended December 31, 2013 and 2012, respectively.

Intellectual Property

Patents

As a result of our collection of academic and technological expertise, we have one approved patent and 108 pending patent applications in China, as set forth in the following table.

No	Patent Name	Application No.	Application Date and Status
1	A sprayed directly material used in car bumpers	200810051570.8	December 10, 2008	Approved

2	Supercritical fluid rapid diffusion synthesis of nano calcium carbonate enhanced microcrystalline polypropylene composites	200910073402.3	December 11,2009	Pending

3	A molding method suitable PEEK	201010173663.5	May 17, 2010	Pending

4	A high notched impact PA / ASA alloy material and its preparation method	201010230061.9	July 19,2010	Pending

5	A method for automotive interior matte, anti-scratch modified polypropylene composites	201010230064.2	July 19,2010	Pending

6	A lower mold shrinkage ratio method of calcium carbonate / polypropylene nanocomposites	201010230088.8	July 19,2010	Pending

7	Nano-ZnO filled with modified PEEK film and its preparation method	201010258955.9	August 20, 2010	Pending

8	A high impact high flow PC / ASA alloy material and its preparation method	201010258950.6	August 20, 2010	Pending

9	A method for automotive interior low odor, low VOC, high performance polypropylene composites	201010258937.0	August 20, 2010	Pending

10	A preparation method of SiO2/CaCO3 nano-composite particles modified polypropylene	201010282042.0	September 15, 2010	Pending

11	A microporous zeolite materials modified PEEK and its preparation method	201010282022.3	September 15, 2010	Pending

12	An anti-aging, anti-yellowing, low odor polypropylene composite material and its preparation method	201010508177.4	October 15, 2010	Pending

13	A high heat-resistant PC / ASA alloy material and its preparation method	201010508149.2	October 15, 2010	Pending

14	A alloy material of high-impact, high-brightness ASA	201010543439.0	November 15, 2010	Pending

15	A preparation method of the thermoplastic elastomers PP with high mobility and high resistance of deformation	201110035725.0	February 11, 2011	Pending

16	A preparation process of high weathering colour ASA resin	201110347336.1	February 11, 2011	Pending

17	A preparation method of polylactic acid used in auto dashboard	201110035716.1	February 11, 2011	Pending

18	A preparation method of polymer composites with high toughness	201110035736.9	February 11, 2011	Pending

19	A special material of cooling grille with high heat resistance and high weather resistance	201110094466.9	April 15, 2011	Pending

20	A rapid detection method of the tensile properties of modified PP used in auto specially by non-standard situation	201110094454.6	April 15, 2011	Pending

21	A preparation process of ABS alloy with high impact performance and high heat resistance	201110122586.5	May 12, 2011	Pending

22	A preparation process of centralized control method used in plastic production line	201110122566.8	May 12, 2011	Pending

23	A preparation method of easily dispersed and easily processing polyprolene composite material	201110158511.2	June 14, 2011	Pending

24	A preparation method of high heat-resistant and high rigid PLA composite material reinforced by fully biodegradable natural fiber	201110158512.7	June 14, 2011	Pending

25	A preparation process of the premixed screening system	201110158488.7	June 14, 2011	Pending

26	A rapid detection method of the impact properties of modified plastics used in automobile specially	201110158528.8	June 14, 2011	Pending

27	A high impact PA6 composite material with core-shell toughening and its preparation method	201110196226.X	July 13, 2011	Pending

28	A high-powered aircraft tail composite material and its preparation process	201110196209.6	July 13, 2011	Pending

29	A preparation method of polypropylene resin foam particles with supercritical CO2 act	201110230302.4	August 12, 2011	Pending

30	A preparation method of the plastic production line with high performance and high homogeneity	201110233488.9	August 16, 2011	Pending

31	A high toughness, low warpage and high-mobility PET/PBT/PC alloy reinforced by glass fiber and its preparation method	201110235189.9	August 17, 2011	Pending

32	A preparation method of polylactic acid used composite material modified by hydroxyapatite with supercritical water act	201110268687.3	September 13,2011	Pending

33	A high impact and high heat-resistant flame retardant ABS composite material reinforce by glass fiber and its preparation process	201110268625.2	September 13,2011	Pending

34	A polypropylene composite material used in battery tank of new source of energy automobile and its preparation method	201110347320.0	November 7, 2011	Pending

35	A high toughnees,low warpage and low mold temperature PET/PA6 alloy reinforced by glass fiber and preparation method	201110347339.5	November 7, 2011	Pending

36	A high heat-resistant and high wear-resistant PEEX composite material and its preparation process	201110347338.0	November 7, 2011	Pending

37	A preparation method of glass fiber reinforced polyether ether ketone with high strength and high heat resistance	201110399890.4	December 6, 2011	Pending

38	A high toughness of polycarbonate blends material and its preparation method	201110319832.6	December 20, 2011	Pending

39	A high-strength carbon fiber reinforced polyetheretherketone composite material and its preparation method	201210114931.5	April 20, 2012	Pending

40	A high-impact, green flame retardant PC / ABS alloy material and its preparation process	201210122281.9	April 25, 2012	Pending

41	A preparation method for heat-resistant and easy processing of natural fiber reinforced polylactic acid composites	201210147444.9	May 14, 2012	Pending

42	High performance halogen-free flame-retardant PC / ABS composite material and its preparation method	201210201826.5	June 19,2012	Pending

43	A high temperature conductive PPO/PA6 alloy material and its preparation method	201210241856.9	July 13, 2012	Pending

44	High-performance, green flame retardant reinforced PA66 composites technology	201210260160.0	July 26, 2012	Pending

45	A preparation method of high encapsulation efficiency and stable release polylactic lysozyme drug microsphere	201210295154.9	August 20, 2012	Pending

46	An antistatic LSOH flame retardant PC / ABS alloy material and its preparation method	201210296750.9	August 20, 2012	Pending

47	A Supercritical carbon dioxide reactor pressure method for preparating polypropylene foamed material	201210298694.2	August 22, 2012	Pending

48	An antimicrobial, dust suppression, halogen-free flame retardant ABS and its preparation process	201210305824.0	August 27, 2012	Pending

49	A free primer and sprayed directly on the bumper composites	201210306240.5	August 27, 2012	Pending

50	A preparation methods of ultra-hydrophobic microporous polymer film	201210358122.9	September 25, 2012	Pending

51	An extrusion grade sisal fiber reinforced polypropylene composite material and its preparation process	201210357867.3	September 25, 2012	Pending

52	A long glass fiber reinforced polypropylene material and its preparation method	201210362626.8	September 26, 2012	Pending

53	A modified Kevlar fiber reinforced PA66 material and its preparation method	201210369747.5	September 29, 2012	Pending

54	A flame-retardant glass fiber reinforced PA66 and its preparation method	201210370558.X	September 29, 2012	Pending

55	The chest protected belts	201220526299.0	October 15, 2012	Pending

56	A non-asbestos and non-metal materials brake pads composite material and its preparation method	201210395921.3	October 18, 2012	Pending

57	A high toughness wear-resistant fiberglass /PA6 composites for rail transit fasteners	201210396122.8	October 18, 2012	Pending

58	A glass fiber reinforced poly (ethylene terephthalate) / polycarbonate alloy	201210403197.4	October 22, 2012	Pending

59	A wear-resistant, anti-static, flame retardant ultra-high molecular weight polyethylene composite material	201210402814.9	October 22, 2012	Pending

60	A high impact, high heat-resistant PC / PBT alloy material and its preparation process	201210403095.2	October 22, 2012	Pending

61	Graphene / polymer conductive composites	201210411231.2	October 25, 2012	Pending

62	A production method of antimicrobial, hydrophilic polypropylene particle	201210411680.7	October 25, 2012	Pending

63	A continuous aramid fiber reinforced POM materials and preparation methods	201210411967.X	October 25, 2012	Pending

64	A glass fiber, SiO2 enhanced toughening polyphenylene sulfide material and its preparation method	201210439116.6	November 7, 2012	Pending

65	An alcohol solution PA66 material special for intake manifold and its preparation method	201210442251.6	November 8, 2012	Pending

66	An environmentally friendly self- aromatic polypropylene material and its preparation process	201210457403.X	November 15, 2012	Pending

67	A mechanical strength polypropylene power lithium battery separator and its preparation method	201210472283.0	November 21, 2012	Pending

68	A multilayer hot pressing method for preparing hydroxyapatite / polylactide composite	201210474211.X	November 21, 2012	Pending

69	Preparation of a glass fiber reinforced nylon 66 / nylon 6 Composites	201310185041.8	May 20, 2013	Pending

70	An environmentally friendly foam polypropylene material and preparation method	201310185228.8	May 20, 2013	Pending

71	An ramie fiber reinforced polypropylene composite material and its preparation process	201310185514.4	May 20, 2013	Pending

72	A high mobility of polyvinyl alcohol / lignin WPC	201310203047.3	May 28, 2013	Pending

73	One kind of resistance to warpage reinforced polyamide 6 material and preparation method	201310250426.8	June 24, 2013	Pending

74	Preparing a polyamide material reinforced with continuous glass fibers	201310250967.0	June 24, 2013	Pending

75	A low-cost method for preparing hydrophobic material of polypropylene	201310250185.7	June 24, 2013	Pending

76	A polypropylene self-luminous material and preparation method	201310250047.9	June 24, 2013	Pending

77	A preparation method of reinforced, flame-retardant ABS material	201310367420.9	August 22, 2013	Pending

78	A applied to electrostatic spraying PPO/PA6 alloy material and its preparation method	201310367459.0	August 22, 2013	Pending

79	One kind of aramid pulp-reinforced PA66 composite material and preparation method	201310367404.X	August 22, 2013	Pending

80	Preparation of a high-performance fiber-reinforced polyphenylene sulfide composites	201310372289.5	August 24, 2013	Pending

81	One kind of anti-alcohol solution, low warpage reinforced nylon66 composite material and preparation method	201310372282.3	August 24, 2013	Pending

82	A high-gloss, free paint, scratch-resistant alloy material and preparation method	201310372789.9	August 26, 2013	Pending

83	A preparation process of heat-stable flame retardant reinforced nylon composite material	201310413691.3	September 22, 2013	Pending

84	An anti-oxidation, high flow, flame retardant ABS and preparation process	201310413270.0	September 22, 2013	Pending

85	An antistatic, low smoke, flame retardant PC / ABS alloy materials and preparing process	201310414847.X	September 22, 2013	Pending

86	An flax noil fiber reinforced polypropylene composite material and its preparation process	201310413287.6	September 24, 2013	Pending

87	A Preparation of applying to charging pile casing PC / ABS alloy compound	201310414007.3	September 24, 2013	Pending

88	A no-spray, high durability, scratch-resistant, flame retardant ABS Preparation and Process	201310414024.7	September 24, 2013	Pending

89	A method for preparing an enhanced flame retardant rigid polyurethane composites	201310467797.1	October 10, 2013	Pending

90	A MARINE with wear-resistant ultra high molecular weight polyethylene composites	201310468060.1	October 10, 2013	Pending

91	Preparation method of impact-resistant strain of modified polylactic acid material	201310468059.9	October 10, 2013	Pending

92	A method for preparing low temperature resistance, scratch-resistant zipper jacket compound for cars	201310468076.2	October 10, 2013	Pending

93	A free spray paint bumper with modified material and preparation method	201310468057.X	October 10, 2013	Pending

94	An environmentally friendly fire-retardant, high-performance EVA composite material and preparation method	201310467812.2	October 10, 2013	Pending

95	A direct line of long glass fiber reinforced thermoplastic composite material and its preparation method	201010471859.6	October 12, 2013	Pending

96	A toughening wear-resistant alloy material and preparation method	201310556261.7	November 12, 2013	Pending

97	A high resistance temperature reinforced polyamide 6 material and preparation method	201310556569.1	November 12, 2013	Pending

98	Preparation of an aircraft engine surrounding high temperature polyimide composites	201310555389.1	November 12, 2013	Pending

99	Preparation of a high strength of continuous glass fiber reinforced nylon 6 material	201310555451.7	November 12, 2013	Pending

100	A highly weather-resistant polypropylene self-luminous material and preparation method	201310555483.7	November 12, 2013	Pending

101	A polypropylene foam material and preparation method	201310559024.6	November 13, 2013	Pending

102	One kind of aramid fiber / polyimide composite material and preparation method	201310559294.7	November 13, 2013	Pending

103	An alloy NiMoB modified talc enhanced Bumper material and its preparation method	201310559588.X	November 13, 2013	Pending

104	Method for preparing porous polymer composite superhydrophobic films	201310559589.4	November 13, 2013	Pending

105	A silicone toughening polyphenylene sulfide material and its preparation method	201310560625.9	November 13, 2013	Pending

106	A high toughness, wear-resistant rail fasteners with glass / nylon 6 Composites	201310646768.1	December 6, 2013	Pending

107	A high-gloss, avoid spraying PTT / PMMA rearview mirror Compound and its production process	201310652729.2	December 6, 2013	Pending

108	A keyboard and mouse with anti-bacterial perspiration modified plastics and its preparation method	201310676101.6	December 13, 2013	Pending

109	A high-strength lightweight hollow glass microspheres toughening PP material and preparation method	201310721731.0	December 13, 2013	Pending

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

We believe that the necessity, rigorousness, complexity and duration of the certification process make it difficult for outside competitors to enter the field in a short period of time. We have 283 certifications from automobile manufacturers as of December 31, 2013, which we believe is currently one of the largest portfolios of product certifications in the Chinese automobile modified plastics industry.

Sales and Marketing

Currently, our sales network focuses on the northeastern, northern, eastern and southwestern regions of China. We primarily sell to end customers through our approved distributors.  To a less extent, we also sell directly to end customers.  A typical customer development cycle starts when our R&D staff develops customized products for new end customers and obtains product certifications. These end customers are usually major automobile parts manufacturers who can only source from suppliers like China XD with product certifications granted by major automobile manufacturers. After we established relationships with these end customers and began to have large volume of transactions with them, we assign end customers to our approved distributors according to our internal policies. We also acquired end customers with our existing certifications from time to time. In 2013, approximately 99.5% of our sales were generated from approved distributors.

We enter into distribution agreements with local distributors in areas where large automobile manufacturers are located. The distribution agreements usually have a term of one year, during which period we can enter into distribution agreements with other distributors for our products. The distributors are responsible for marketing and distributing our products. Through the established sales channels, we can quickly respond to local market demand, address customer needs, enhance our ability to provide technical support and after-sales services, and lower our marketing expenses. Our general credit term with our distributors is three months and our collection of payment from distributors is not contingent upon their cash collection from end customers. We manufacture products according to orders received from our distributors and maintain a certain quantity of raw materials based on our experience and the distributors order patterns. By doing this we hope to ensure the smooth implementation of the production plan of major automobile manufacturers and avoid risks of inventory shortage.  We do not provide the distributors nor end customers with the right of return, price protection or any other concessions.  We allow for an exchange of products or return only if the products are defective.

We have been actively extending our distribution network to 10 distributors in 2013 and we believe we have good relationships with our distributors.  We believe that we have been able to secure and maintain strong relationships with end customers due to our existing certifications, advanced technologies and high product quality, which establish a higher barrier to entry for others. Most of the end customer relationships will be developed through our own R&D and sales force and maintained by our R&D and sales professionals and our distributors.  According to our distribution contracts, our distributors are prohibited from selling our competitors’ products and required to use the product certificate, brand name and package standards set by us during the distribution period. After the expiration of the distribution contracts in absence of renewal, we retain the customer relationships with end customers.

While the pricing volatility of our raw materials is a primary cause of cost variations in our products, we are generally able to pass the cost of price changes in our raw materials to our customers, although there are timing delays of varying lengths depending upon volatility of raw material prices, the type of products, competitive conditions and individual customer arrangements.

We sell our products substantially through approved distributors in the PRC.  Our sales to our distributors are highly concentrated. Sales to four major distributors, which individually exceeded 10% of our revenues, accounted for approximately 70% and 72% of our revenues for the years ended December 31, 2013 and 2012, respectively. We expect to reduce our distributor concentration over time, although revenues from these distributors are expected to continue to represent a substantial portion of our revenue in the future.

Competition

The PRC automotive modified plastics industry is growing rapidly and highly fragmented with the top three domestic producers occupying less than approximately 27.5% of the market shares in 2012 according to the Frost & Sullivan’s report. According to Frost & Sullivan’s report, in terms of sales volume and production capacity, we are one of the leading domestic specialized manufacturers of modified plastic for automobile parts in China, with a market share of approximately 8.0% in 2011 and 7.2% in 2012. In 2013, our sales volume of automotive plastics was approximately 337,189 MT. As of December 31, 2013, our annual production capacity of automotive plastics was 390,000 MT.

We installed 30 new product lines in December 2012, which are utilized primarily for the manufacture of higher value-added modified plastics products. The lines increased the Company’s total production capacity by 135,000 MT to 390,000 MT per annum.

Currently, Xinda Group’s primary Chinese competitor in the automobile industry is Guangzhou Kingfa Science & Technology Co., Ltd. (“Guangzhou Kingfa”). Guangzhou Kingfa entered the automotive modified plastics market in 2006 and its facilities had an annual manufacturing capacity of 375,000 MT for its modified plastics products used in the automobile industry at the end of 2012, according to the research report by Frost and Sullivan. Guangzhou Kingfa has the largest capacity expansion plans and was expected to expand to 1.06 million MT by 2015 according to Frost and Sullivan’s report, but its utilization rate of production capacity is expected to be lower than that of China XD based on Frost & Sullivan’s report. Guangzhou Kingfa has much larger financial resources than Xinda Group. However, we believe that it currently holds fewer number of product certifications for automotive modified plastic to the automobile industry compared to Xinda Group. Another top domestic manufacturer of modified plastic is Shanghai Pret Composites Co., Ltd. (“Shanghai Pret”), which focuses on the production of automotive plastics.  It had an annual capacity and sales volume of 120,000 MT and 73,100 MT in 2013, respectively, according to a report by Frost and Sullivan.

Historically, the Chinese auto market predominantly used modified plastics manufactured overseas or in factories controlled by foreign companies, such as manufacturers from Germany, the US, the Netherlands and Japan. Although China’s automotive plastic market has been dominated by foreign or JV players, Chinese suppliers are continuing to gain market share. It is estimated that automotive plastics imported or manufactured by multinational and JV companies accounted for approximately 30.5% of the total China automotive plastic supply in 2012, decreased from 37.3% in 2008. JV manufacturers based in China in automotive plastics sector have been slow to invest and expand in China. Compared to non-domestic competitors including JV manufacturers, domestic manufacturers can benefit from the lower costs and geographical proximity in China. As local players continue to invest in research and development, enhance product quality and improve management skills, we believe that domestic production of automotive plastics will compete very favorably with the foreign competitors in terms of price, quality, services and delivery times and continue to replace imported plastics.

Our Competitive Strengths

We believe that the following competitive strengths continue to enable us to compete effectively in the automotive modified plastics market in the PRC:

●
Leading Market Position with High Barrier to Entry. We believe that we are one of the China’s leading specialized manufacturers of modified plastic for automobile parts in terms of sales volume and production capacity, with a market share of approximately 7.2% in 2012. The PRC automotive modified plastics industry is growing rapidly and is highly fragmented with the top three domestic producers occupying less than approximately 27.5% of the market shares in 2012. In 2013, our sales volume of automotive plastics was approximately 337,189 MT, representing a growth of 50.5% compared to that in 2012. As of December 31, 2013, our annual production capacity of automotive plastics was 390,000 MT. We believe our leading market position allows us to successfully compete with other foreign and domestic modified plastic manufacturers in the market. Being one of the leading specialized manufacturer of automotive modified plastics in China, we believe we are well-positioned to not only grow with the increasing market demand but increase market share by replacing smaller and less efficient modified plastic manufacturer.

In addition, as a result of our consistent research and development efforts, we have 283 product certifications from major automotive manufacturers in the PRC as of December 31, 2013, which we believe is among the largest numbers of product certifications by any domestic player in China’s automotive plastics industry. Strict certification requirements and long certification periods result in high barriers to entry. Our current or potential competitors are required to obtain relevant product certifications from automotive manufacturers in order to compete with us. Each certification normally takes over two years to complete, and as a result, automotive manufacturers are reluctant to replace suppliers like us who have already received necessary certifications and proven consistent product quality. We believe that having one of the largest portfolios of product certifications in China allows us to strengthen our competitive position.

●
Long-Term Relationships with Reputable End Users. Our senior management has been involved in the business of modified plastics since 1985. We benefit from the industry connections and experience of our senior management, which have enabled us to establish long-term customer relationships and strong industry recognition. We are a qualified provider of high-quality automotive plastics, and have sold our products through plastic auto part manufacturers to many leading automotive manufacturers in China. Currently, our modified plastics are utilized in more than 24 automobile brands and over 80 automobile models manufactured in China, including Audi, Volkswagen, BMW, GM, Mazda, Toyota, Cherry, and Geely. We believe that our brand and our products are well recognized and respected in China’s automotive modified plastics market.

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

●
Strong Customer-Oriented R&D Capabilities. The modified plastics industry is characterized by rapid development and increasing demand for high quality products. We have strong R&D capabilities that allow us to have successfully passed OEM automakers’ certification processes in the past and continually introduce new and high quality products to the market. Compared to international plastic supply models, which target larger scale applications of common plastics and involve less customization and specialization, we provide customer-oriented product development through our certification process.  By working closely with our customers, we are able to adjust our product features to better satisfy the specific needs of each customer. To achieve this, we have staffed our R&D team with 163 professionals, of whom 72 have Ph.D. and Master’s degrees. On average, our R&D employees have worked with us for more than three years, and some key experts have more than 10 years of experience in our industry. We have also cooperated with a number of the leading technology centers in China. Besides providing specialized research and development skills, these relationships help us formulate cutting edge research programs aimed at developing new technologies and applications in plastics engineering.  We currently have 1 approved patent and 108 patent applications pending with the State Intellectual Property Office of the PRC, or SIPO.

●
Established Distribution Model.  Through eleven distributors across China, we have established distribution networks that cover northeast, north, southwest and east China, with a current focus on northeast China. We enter into distribution agreements with local distributors in areas where large automobile manufacturers are located.  By leveraging the proximity of our distributors to the automobile manufacturers, we can enhance our relationships with our customers. Through the established sales channels, we can quickly respond to local market demand, address customer needs, enhance our ability to provide superior technological support and after-sales services, and lower our marketing expenses.  At the same time, our distributors are responsible for the payments to us which is not contingent upon their cash collection from end customers. By actively managing our distribution network, we are also able to accelerate local market penetration and increase sales opportunities. For example, we entered the north China market in 2009 through a local distributor, one year earlier than we planned, and in 2013, we entered into the southwest China market. For the year ended December 31, 2013, northeast, north, east and southwest China account for approximately 44.1%, 20.9%, 31.2% and 3.7% of our revenues, respectively.

●
Seasoned Management Team. Our senior management team and key personnel have extensive operating and industry experience. Mr. Han, our chief executive officer and president, founded our former affiliate Harbin Xinda Nylon Factory in 1985. With 29 years of industry experience, Mr. Han has in-depth knowledge and expertise in China’s modified plastics industry. He currently serves as executive director of the China Plastics Processing Industry Association and as a member of the Standing Committee of the Heilongjiang Association of Industry and Commerce. Our chief executive officer, chief technology officer and chief operating officer have over 50 years combined experience in the modified plastics industry and we believe their extensive expertise and knowledge can well serve our customers.

Our Strategies

Our goal is to capitalize on China’s modified plastics growth trend, with a specific focus on applications in the auto sector, and to eventually be the leading modified plastics manufacturer in China. We are committed to enhancing our sales and profitability and achieving our goals through the following strategies:

●
Continue to Increase Production Capacity.  Over the past five years, we have consistently increased production capacity to meet the rising demands of the automotive industry in the PRC. As of December 31, 2013, we have an installed annual production capacity of 390,000 MT, and we have been operating at near full capacity since 2007. With the expected strong growth in the automotive modified plastics market of China, we expect that we will continue to experience strong demand from our customers. Therefore, we intend to continue to strategically increase our production capacity to meet customer demands from both expanded geographical locations and future downstream sector growth. In 2013, we commenced to construct our fourth production base with 300,000 MT new material production capacity and the affiliated research and development center and training center in Nanchong City of Sichuan Province (the “Project”). We plan to complete the Project in about two years and our annual capacity is expected to reach approximately 690,000 MT by 2015 upon completion of the Project.

●
Focus on R&D and Develop New Product Offerings.  We are currently utilizing our research and development capabilities to obtain further product certifications, develop new products, applications and technologies. Approximately 90% of our automotive plastics product certification applications are currently undergoing trial manufacturing periods to obtain the necessary certifications. In addition, we are developing new products for automotive applications to expand our product portfolio, including initiating R&D on modified plastic for use in electric vehicles. We are also developing specialty engineering plastics and bio-plastics for use in other applications, such as high-speed trains, vessel-propulsion systems, mining and oil-field equipment and aerospace equipment. We are the first non State-Owned-Enterprise awarded National Level Enterprise Technology Center, in Heilongjiang Province. In addition, we have Post-PhD and Academy Member WorkStation in Heilongjiang Province enhancing our research and development capabilities.

●
Expand Customer Base Domestically and Internationally.  The automotive plastics market in the PRC is highly fragmented with significant barriers to entry. Although we have approximately 9.0% of the market share in 2012, our customer coverage is concentrated in the northeast regions of the PRC. We seek to steadily enhance our market share in northeast China, and also expand our reach to northern and eastern China. In addition, we intend to have sales in overseas markets and export our products by 2014. We plan to implement such strategies through further expanding our distribution network by working with local distributors who have contacts and networks overseas and directly establishing strategic alliances with certain of our non-PRC customers.

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

●
Increase Efficiency by Corporate Restructuring. We are currently implementing a corporate restructuring plan with the aim of establishing a more efficient company group structure, as a result of which our subsidiaries will be more easily accessible to our end customers and our operations will be able to respond to the market changes in a more efficient manner. We aim to complete the corporate restructuring plan by the end of 2014.

Environmental Laws

The cost of compliance with Chinese environmental regulations currently is minimal. Most of the waste produced from our production process is water, which we circulate in our enclosed water treatment system.

Employees

China XD’s operations are organized into several operational departments including manufacturing, R&D, management, finance, sales, purchasing and marketing and others. As of December 31, 2013, there were 965 employees, including 249 in manufacturing, 237 in R&D, 175 in management, 40 in finance, 56  in sales, purchasing and marketing and 208 in other departments.

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

We develop, manufacture, and distribute modified plastic, primarily for use in automobiles. Automotive sales and production are highly cyclical and depend, among other things, on general economic conditions and consumer spending and preferences (which can be affected by a number of issues including fuel costs and the availability of consumer financing). As the volume of automotive production fluctuates, the demand for our products also fluctuates. While the China automotive sales and production maintained growth momentum in 2012 and continued to grow in 2013, however, the growth rate was significantly down from previous years. A contraction in automotive sales and production could harm our results of operations and financial condition. Consequently, we are exposed to the risks of adverse developments affecting the auto industry to a greater extent than if our operations were dispersed over a variety of industries.

The withdrawal of preferential government policies and the tightening control over the Chinese automotive industry and automobile purchase restrictions imposed in certain major cities may limit market demand for our products.

In 2011, Chinese government terminated two preferential policies for its automotive industry: (1) vehicles with 1.6L or lower air displacement were given a 50% discount in purchase tax and (2) vehicles sold in rural area were given a government subsidy. Since 2011, in order to resolve the extreme traffic congestion, the Beijing government has been implementing the vehicle purchase quota policy, which limits the maximum vehicles sold in Beijing per month to 20,000. Other cities which have begun to show signs of traffic congestion have also begun to implement similar measures to control traffic congestion, including the limited automobile licenses policy implemented in Shanghai and Tianjin and the imposition of congestion charges in Shenzhen. The termination of two nation-wide preferential policies negatively affected consumer demand for new vehicles, and local restrictive measures over automobile purchases in major cities may result in slower growth or the reduction in the sale of vehicles nationwide although China’s total new automobile sales to end-users in 2013 were up 13.9% percent compared to the slowest rate in 2012 according China Passenger Vehicle Association. The national and local policies over the Chinese automotive industry may continue to impact market demand for automobiles in 2014 and eventually result in a reduction in our product sales.

The Chinese automotive industry’s growth is slowing after the rapid growth since 2000 and such slowdown may adversely affect the market demand for our products.

There is a direct correlation between our business and automobile production volume and sales, which are dependent on economic policies and market sentiment. The Chinese automotive industry had been rapidly growing for a decade prior to 2011. However, inflation, higher interest rates, tighter bank lending, lifting of consumer subsidies and buying restrictions in congested cities all contributed to a more modest environment since 2011, resulting in the sharp slow-down in automobile sales volume growth rate to 4.3% in 2012, compared to 34% in 2010, representing the lowest growth rate in the past 13 years, according to the latest data issued by China Association of Automobile Manufacturers. Any significant reduction in automobile production and sales would have a material and adverse effect on our business. There can be no assurance that the market conditions, government policies and other factors leading to the existing slowdown in demand for automobiles will not continue. The decline in demand for automobiles would directly and adversely affect demand for our products and hence our business, financial condition and results of operations.

A large percentage of our sales revenue is derived from sales to a limited number of distributors and a limited number of customers, and our business will suffer if sales to these customers decline.

A significant portion of our sales revenue historically has been derived from a limited number of distributors. Sales to four major distributors, which individually exceeded 10% of the Company’s revenues is approximately 70% and 72% in 2013 and in 2012, respectively. Any significant reduction in demand for modified plastics by any of these major distributors and any decrease in demand of products by its customers could harm our sales and business operations, financial condition and results of operations.

We are dependent on a limited number of suppliers. While we have identified alternative sources for the materials and equipment we use, a temporary disruption in our ability to procure necessary materials and equipment could adversely impact our sales in future periods.

Materials constitute a substantial part of the cost of our products.  We seek to reduce the cost of raw materials by dealing with major suppliers. During the year ended December 31, 2013, we purchased approximately 65% of our raw materials from three major suppliers. The Company purchased equipment from one major supplier, which accounted for 35% of the Company’s equipment purchases for the year ended December 31, 2013. We believe the relationship with our suppliers is satisfactory and that alternative suppliers are available if relationships falter or existing suppliers should become unable to keep up with our requirements. However, there can be no assurance that our current or future suppliers will be able to meet our requirements on commercially reasonable terms or within scheduled delivery times. An interruption of our arrangements with suppliers could cause a delay in the production of our products for timely delivery to distributors and customers, which could result in a loss of sales in future periods.

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

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited insurance products. Other than automobile insurance on certain vehicles and property and casualty insurance for some of our assets such as factories and equipment we do not have insurance coverage on our other assets or inventories, nor do we have any business interruption, product liability or litigation insurance for our operations in China. We have determined that the costs of insuring for these risks and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Any uninsured loss or damage to property, business disruption or litigation may result in our incurring substantial costs and the diversion of our resources, which may have a material adverse effect on our results of operations, financial condition and/or liquidity.

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

We have requested our shareholders and beneficial owners who are PRC residents to make the necessary applications and filings as required under these regulations and under any implementation rules or approval practices that may be established under these regulations. As of the date of this Annual Report on Form 10-K, Mr. Han, our Chief Executive Officer, has registered his beneficial ownerships in China XD and XD Engineering Plastics Company Limited (“XD Engineering Plastics”) respectively with local SAFE in accordance with Circular No. 75. However, we cannot assure you that the rest of our shareholders and beneficial owners who are PRC individuals have timely updated their registrations with SAFE in accordance with SAFE regulations. The failure or inability of our PRC shareholders and beneficial owners make any required registrations may subject us to fines and legal sanctions, restrict our overseas or cross-border investment activities, limit our PRC subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, as a result of which our acquisition strategy and business operations and our ability to distribute profits to you could be materially and adversely affected.

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

If the PRC tax authorities determine that we, Favor Sea Limited, a British Virgin Islands corporation (“Favor Sea BVI”) and/or Xinda Holding (HK) Company Limited, a Hong Kong corporation (“Xinda HK”), are “resident enterprises” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow.  We, Favor Sea BVI and/or Xinda HK may be subject to enterprise income tax at a rate of 25% on our, Favor Sea BVI’s and/or Xinda HK’s worldwide taxable income, as well as PRC enterprise income tax reporting obligations. However, under the EIT Law and its implementing rules, dividends paid between “qualified resident enterprises” are exempt from enterprise income tax. As a result, if we, Favor Sea BVI and Xinda HK are treated as PRC “qualified resident enterprises,” all dividends paid from Xinda Group to Xinda HK, from Xinda HK to Favor Sea BVI and from Favor Sea BVI to us may be exempt from PRC tax. Otherwise, all dividends paid from Xinda Group to Xinda HK, from Xinda HK to Favor Sea BVI and from Favor Sea BVI to us may be subject to withholding tax under the EIT Law and its implementing rules.

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

Under the EIT Law and its implementation rules, dividends payable by a foreign-invested enterprise in China to its shareholders that are “non-resident enterprises” are subject to a 10% withholding tax, unless such shareholders’ jurisdiction of incorporation has a tax treaty with China that provides for a preferential arrangement. Pursuant to the Notice of the SAT on Issuing the Table of Tax Rates on Dividends in Treatises, or Notice 112, which was issued on January 29, 2008, the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, or the Double Taxation Arrangement (Hong Kong), which became effective on December 8, 2006, such withholding tax may be lowered to 5% if the PRC enterprise is at least 25% directly held by a Hong Kong enterprise. In October 2009, the SAT further issued the Notice on How to Understand and Determine the “Beneficial Owners” in Tax Treaties, or Circular 601. According to Circular 601, non-resident enterprises that cannot provide valid supporting documents as “beneficial owners” may not be approved to enjoy tax treaty benefits, and “beneficial owners” refer to individuals, companies or other organizations which are normally engaged in substantive operations. These rules also set forth certain adverse factors on the recognition of a “beneficial owner.” Specifically, they expressly exclude a “conduit company” that is usually established for the purposes of avoiding or reducing tax obligations or transferring or accumulating profits and not engaged in substantive operations such as manufacturing, sales or management, from being a “beneficial owner.” As a result, if we are treated as PRC “non-resident enterprises” under the EIT Law, then dividends from Xinda Group (assuming such dividends were considered sourced within the PRC) paid to us through Xinda HK may be subject to a reduced withholding tax at a rate of 5% if Xinda HK is determined to be Hong Kong tax residents and are considered to be “beneficial owners” that are generally engaged in substantive business activities and entitled to treaty benefits under the Double Taxation Arrangement (Hong Kong). Otherwise, we may not be able to enjoy the preferential withholding tax rate of 5% under the tax arrangement and therefore be subject to withholding tax at a rate of 10% with respect to dividends to be paid by Xinda Group (assuming such dividends were considered sourced within the PRC) to us through Xinda HK. Any such taxes on dividends could materially reduce the amount of dividends, if any, we could pay to our shareholders.

However, if we are deemed as a “resident enterprise,” the new “resident enterprise” classification could result in a situation in which an up to 10% PRC tax is imposed on dividends we pay to our non-PRC shareholders that are not PRC tax “resident enterprises”. In such event, we may be required to withhold an up to 10% PRC tax on any dividends paid to non-PRC resident enterprise shareholders. Our non-PRC resident enterprise shareholders also may be responsible for paying PRC tax at a rate of 10% on any gain realized from the sale or transfer of our ordinary shares in certain circumstances if such income is considered PRC-sourced income by relevant tax authorities. We would not, however, have an obligation to withhold PRC tax with respect to such gain.

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

On August 8, 2006, six PRC regulatory agencies, namely, the PRC Ministry of Commerce, or MOFCOM, the State Assets Supervision and Administration Commission, or SASAC, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, or CSRC, and SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006. The M&A Rule purports, among other things, (i) to require any PRC company, enterprise or individual that intends to merge or acquire its domestic affiliated company in the name of an overseas company which it lawfully established or controls, to apply for MOFCOM’s examination on and approval for the proposed merger or acquisition; and (ii) to require SPVs, formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled directly or indirectly by PRC companies or individuals, to obtain the approval of CSRC prior to publicly listing their securities on an overseas stock exchange. However, there are substantial uncertainties regarding the interpretation, application and enforcement of these rules, and CSRC has yet to promulgate any written provisions or formally to declare or state whether the overseas listing of a PRC-related company structured similar to ours is subject to the approval of CSRC. As a result, we are not sure whether the M&A Rule would require us or our entities in China to obtain the approval from either MOFCOM or CSRC or any other regulatory agencies in connection with the transaction contemplated by the share transfer contracts which were entered into between Mr. Jie Han, Mr. Qingwei Ma and Xinda Holding (HK) Company Limited on June 26, 2008, the transaction contemplated in the Agreement and Plan of Merger entered into by and among NB Telecom, Favor Sea (BVI) and the shareholders of Favor Sea (BVI) on December 24, 2008 (detailed description of both of the two aforesaid transactions and relevant contracts can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on April 14, 2010) the adoption and performance of the option agreement dated May 16, 2008 between Ms. Piao and Mr. Han.

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

Our independent registered public accounting firm’s audit documentation related to its audit reports included in our annual report may include audit documentation located in the Peoples’ Republic of China. The Public Company Accounting Oversight Board currently cannot inspect audit documentation located in China and, as such, you may be deprived of the benefits of such inspection.

Our independent registered public accounting firm that issues the audit reports included in our annual reports filed with the U.S. Securities and Exchange Commission, as an auditor of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (“PCAOB”), is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Our operations are conducted in China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities. Accordingly, no audit documentation located in China related to our independent registered public accounting firm’s reports included in our filings with the U.S. Securities and Exchange Commission is currently inspected by the PCAOB.

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

The Chinese member firm of the KPMG network, of which our independent registered public accounting firm is also a member, may be temporarily suspended from practicing before the SEC. If a delay in completion of our audit process occurs as a result, we could be unable to timely file certain reports with the SEC, which may lead to the delisting of our stock.

In the year ended December 31, 2013, substantially all of our sales were to customers in China, and we have all of our operations in China. Certain of our independent registered public accounting firm’s audit documentation related to their audit reports included in this Report may be located in China, and certain audit procedures take place within China’s borders. The PCAOB is currently unable to conduct inspections in China or review audit documentation located within China without the approval of Chinese authorities. Like many U.S. companies with significant operations in China, our independent registered public accounting firm may rely on a Chinese member firm for assistance in completing the audit work associated with our operations in China.

On January 22, 2014, Judge Cameron Elliot, an SEC administrative law judge, issued an initial decision suspending the Chinese member firms of the “Big Four” accounting firms, including KPMG, from, among other things, practicing before the SEC for six months. The decision is not yet effective and will only become effective when and if the SEC endorses it. If the decision goes into effect, the work of our auditors could be delayed and it will be difficult for us to identify and engage other qualified independent auditors. A delay in the completion of the audit process could delay the timely filing of our quarterly or annual reports with the SEC. A delinquency in our filings with the SEC may result in Nasdaq initiating delisting procedures, which could have a material adverse effect on our results of operation and financial condition.

We may fail to develop and maintain an effective system of internal controls over financial reporting.  As a result, we may not be able to accurately report our financial results or prevent fraud and current and potential shareholders could lose confidence in the integrity of our financial reports, which could harm our business and the trading price of our common stock.

Prior to our listing on the US stock exchange, we were a private company with all business operations within China. Our accounting and reporting system was designed to satisfy local statutory requirements and internal management needs. Since we became a public company, our business has grown significantly over the years. Management concluded that our internal controls over financial reporting were ineffective as of December 31, 2013, due to one material weakness. The material weakness relates to the lack of sufficient accounting and financial reporting personnel to formalize certain key controls over the financial reporting process and report financial information based on US GAAP and SEC reporting requirements.

Our management is committed to strengthening our internal controls and complying with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”). Since 2011, we have commenced a plan, pursuant to which (1) our accounting staff obtained external training of U.S. GAAP and SEC reporting by qualified entities, (2) we have hired two third-party SOX 404 compliance consultants to help us improve our internal control system, (3) we continue to seek senior qualified people with requisite expertise and knowledge to help improve our internal control procedures, and (4) we continue to hold internal meetings, discussions and seminars periodically to review and improve our internal control procedures.

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

As of December 31, 2013, for U.S. federal income tax purposes, the Company has tax loss carryforwards of US$215,240 and owes U.S. federal income taxes of US$1,017,585. There can be no assurance that the IRS will agree with this position, and therefore we ultimately could be held liable for U.S. federal income taxes, interest and penalties.

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

As of December 31, 2013, Xinda Group operated three separate factories located at 9 Qinling Road (the “Qinling Road Factory”), 9 North Dalian Road (the “Dalian Road Factory”) and 9 Jiangnan First Road (the “Jiangnan Road Factory”), respectively. Xinda Group owns the titles to the land and premises of the Qinling Road Factory.  Xinda Group leases land and premises of the Dalian Road Factory from Xinda High-Tech. Xinda Group is in the process of acquiring the titles to the land and premises at Jiangnan Road Factory. Xinda Group’s leases will expire on December 31, 2018. If we are unable to renew our lease on acceptable terms in due course or acquire the titles to the land and premises at Jiannan Road Factory or if our lease is terminated by the lessor unilaterally for the Dalian Road Factory:

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

Our ability to sell our products at current profit margin is subject to a number of risks and uncertainties, which are beyond our control; in particular, we may not be able to reflect raw material cost increases in the price of our products.

Our ability to sell our products at current profit margin is subject to a number of risks and uncertainties, which are beyond our control. For example, general slow-down in the Chinese or world economy may lessen the demand for our products, and we may be forced to sell our products at a lower price. See “Risks Relating to the PRC — Changes in political or economic policies of the PRC government and a slow-down in China’s economy may have an adverse impact on our operations.”

Particularly, we may not be able to pass through raw material cost increases to our customers on a timely basis and reflect such increases in the price of our products. We purchase various plastic resins, which are derived from petroleum or natural gas, to produce our modified plastics products. Cost of raw materials made up a vast majority of our cost of revenues in 2012 and 2013. The market prices of plastic resins may fluctuate due to changes in supply and demand conditions in that industry. Any shortage in supply of or significant increase in demand for plastic resins and additives may result in higher market prices and thereby increase our cost of revenues, and we may not be able to pass on increases in the prices of raw materials to our customers. Under the terms of our distributor agreements, we will only be able to increase the sales prices for our products if the cost of our raw materials increases by more than 5% on a cumulative basis. As a result, we may not be able to adjust our selling prices in a timely manner, and our inability to increase the selling prices of our products sold during the period in which the cumulative increases of the cost of our raw materials is less than 5% may reduce our profitability. Furthermore, other adverse developments such as increased competition may not allow us to pass through cost increases to our distributors at all. Any of the foregoing could have a material adverse effect on our margins, results of operations and financial condition. When expanding into new regions, we have taken and may continue to take marketing initiatives from time to time to offer sales incentives, including discounts, to increase market share. Such initiatives and measures have put and may continue to put pressure on our margins.

Our assets are primarily located in China. So any dividends or proceeds from liquidation are subject to the approval of the relevant Chinese government agencies.

Our assets are primarily located inside China. Under the laws governing FIEs in China, dividend distribution and liquidation are allowed but subject to respective administrative procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the Board of Directors and be subject to foreign exchange rules governing such repatriation. Any liquidation is subject to the decision of the highest authority of the company, the relevant government agency’s approval and supervision (including but not limited to the local branch of MOFCOM), as well as the whole process of liquidation under PRC laws and regulations, including without limitation personnel resettlement, assets disposition, settlement of debts and creditor’s rights as well as deregistration, which process could be very time-consuming and complex. Since the dividend distribution procedure is subject to foreign exchange rules governing such repatriation, risks may arise for our investors when Xinda Group pays dividend to us through Xinda HK. Furthermore, the liquidation procedure is a complex and time consuming procedures subject to government approvals, additional risks and costs may arise for our investors in the process.

Governmental control of currency conversions may affect the value of your investment.

All of our revenue are earned in Renminbi, and any future restrictions on currency conversions may limit our ability to use revenue generated in Renminbi to make dividend or other payments in U.S. dollars. Although the PRC government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises like us may buy, sell or remit foreign currencies only after providing valid commercial documents at a PRC banks specifically authorized to conduct foreign-exchange business.

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

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. Dollar. Under the 2005 policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an appreciation of the Renminbi against the U.S. dollar of approximately 26.9% from July 21, 2005 to December 31, 2013. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

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

MSPEA currently owns 100% of our outstanding Series D Preferred Stock, representing approximately 23.8% of our issued and outstanding shares of common stock on an as converted basis. Pursuant to the Amended and Restated Certificate of Designation of Series D Preferred Stock, holders of Series D Preferred Stock have the right to elect, voting as a separate class, two directors to serve on the Board so long as at least 12,800,000 (adjusted for any dilutive corporate actions) shares of Series D Preferred Stock are outstanding, and one director to serve on the Board if the number of shares of Series D Preferred Stock outstanding at such time is less than 12,800,000 but more than 1,600,000 (in each case adjusted for any dilutive corporate actions). For so long as at least 1,600,000 (adjusted for any dilutive corporate actions) shares of Series D Preferred Stock remain outstanding, holders of Series D Preferred Stock have veto rights over certain material corporate actions of the Company and its subsidiaries as described in the Amended and Restated Certificate of Designation of Series D Preferred Stock. As such, MSPEA currently has significant influence over our affairs.

The terms of our senior notes financing include provisions on events of default that may require us to repay such notes, which may not be practicable at such time depending upon the circumstances.

On February 5, 2014, the Company’s wholly owned subsidiary, Favor Sea Limited (the “Note Issuer”), completed the sale of US$150 million in aggregate principal amount of 11.75% guaranteed senior notes due on February 4, 2019 (the “Notes”).  The Notes are guaranteed on a senior basis by the Company (the “Parent Guarantor”) and Xinda Holding (HK) Company Limited, a subsidiary wholly owned by the Note Issuer (the “Subsidiary Guarantor”) and secured by a pledge of the shares of the Note Issuer and the Subsidiary Guarantor. Events of default under the Notes include a breach by the Parent Guarantor or the Subsidiary Guarantor of certain provisions of the Notes and the indenture in connection with the issuance of the Notes, the commencement by the Company or any of its subsidiaries of any bankruptcy, insolvency, reorganization or the like, or the appointment of a custodian, receiver, liquidator, assignee, trustee or other similar officials of the Company or any of its subsidiaries for the winding up or liquidation of its affairs. Should any such event occur, the holders of the Notes may be entitled to repayment in full of such indebtedness, which we may be unable to repay and would need to seek a waiver from such holders, which they may be unwilling to provide. As a result, if we have insufficient cash available or do not have access to additional third-party financings on commercially reasonable terms or at all to repay the Notes, we may be required to liquidate assets to fund such repayment, which could have a material adverse effect on our business, financial condition and results of operations.

Upon the occurrence of certain events, we may be required to redeem all or a portion of the Series D Preferred Stock.

On January 27, 2014, the Company adopted and filed the Amended and Restated Certificate of Designation of Series D Preferred Stock (the “Restated Certificate of Designation”) with the Secretary of State of the State of Nevada, pursuant to which, the maturity date of the Series D Preferred Stock is extended to February 4, 2019, and, the performance target for the year ended December 31, 2013, the failure to meet which target could trigger the mandatory redemption of the Series D Preferred Stock, has been removed.

As of December 31, 2013, the Company concluded that it has met the actual profit targets under the Restated Certificate of Designation that could otherwise trigger mandatory redemption. The remaining trigger events pursuant to the terms of the Restated Certificate of Designation for such mandatory redemption include:

(i) a breach by the Company, XD Engineering Plastics Company Limited (“XD Engineering Plastics”), or Mr. Han of certain provisions of the financing documents in connection with the issuance and sale of the Series D Preferred Stock, if such breach would constitute a material adverse effect on the Company and its subsidiaries taken as a whole or which materially diminishes the value of the Series D Preferred Stock,

(ii) the commencement by the Company or any of its subsidiaries of any bankruptcy, insolvency, reorganization or the like, or

(iii) the appointment of a custodian, receiver, liquidator, assignee, trustee or other similar officials of the Company or any of its subsidiaries for the winding up or liquidation of its affairs.

If any of the events mentioned above occurs prior to February 4, 2019, or, in the event the Series D Preferred Stock remains outstanding as of February 4, 2019, we may be required to redeem such shares at a price per share equal to an amount that would yield a total (annualized) internal rate of return of 15% to the holder of such Series D Preferred Stock on the original issue price of US$6.25 per share, and, in the event we have insufficient cash available or do not have access to additional third-party financings on commercially reasonable terms or at all to complete such redemption, we may experience liquidity problems, which could have a material adverse effect on our ability to service our debt, including the Notes, and we may be required to liquidate assets to fund such redemption.

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

On May 9, 2011, Harbin Xinda, a subsidiary of China XD, entered into a purchase agreement with Harbin Shengtong Engineering Plastics Co. Ltd. (“Harbin Shengtong”) as amended on June 1, 2011. The legal representative of Harbin Shengtong is a former employee of Harbin Xinda. Pursuant to the purchase agreement, Harbin Xinda will purchase from Harbin Shengtong land use rights and a plant consisting of five workshops, a building and certain ancillary facilities (the “Project”), in exchange for a total consideration of RMB435 million (approximately US$67.3 million) in cash. Harbin Shengtong is responsible to complete the construction of the plant and workshops according to Harbin Xinda’s specifications. Once the Project is fully completed and accepted by Harbin Xinda, Harbin Shengtong shall transfer titles of the Project to Harbin Xinda. During the year ended December 31, 2011, the Company paid Harbin Shengtong a cash deposit of RMB118.9 million (equivalent to US$18.9 million). In December 2011, two workshops were completed and subsequently placed into service by the Company. Accordingly, the cost of these two workshops of approximately RMB59.5 million (equivalent to US$9.5 million) was recorded in workshops and buildings as of December 31, 2011. The allocable cost of the land use right related to the two workshops of approximately RMB24.1 million (equivalent to US$3.8 million) was recorded in land use rights in the Company’s balance sheet as of December 31, 2011. In December 2012, the remaining three workshops were completed and placed into service by the Company. Accordingly, the cost of these three workshops of approximately RMB139.6 million (equivalent to US$22.2 million) was recorded in workshops and buildings as of December 31, 2012. The allocable cost of the land use right related to the two workshops of approximately RMB40.5 million (equivalent to US$6.5 million) was recorded in land use rights in the Company’s balance sheet as of December 31, 2012. During the year ended December 31, 2013, the main building was completed.  The allocable cost of the land use right of approximately RMB11.2 million (equivalent to US$1.9 million) and approximately RMB111.8 million (equivalent to US$18.5 million) related to the main building were recorded respectively in the Company’s balance sheet as of December 31, 2013. The titles of the five workshops, the main building and the related land use rights are expected to be transferred to the Company once the construction of certain ancillary facilities of the Project is completed in the second half of 2014.

As of December 31, 2013, we had approximately 390,000 metric tons of production capacity across 83 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems, including the three additional workshops with 30 production lines completed the trial-run in December of 2012 and further expanded our annual capacity potential by approximately 135,000 metric tons and support our future growth in 2013. In December 2013, we broke ground on the construction of our fourth production base in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total installed production capacity to 690,000 metric tons with additional 70 new production lines at the completion of the construction of our fourth production base.

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

	Common Stock
	High	Low
Fiscal Year Ending December 31, 2013
First Quarter	4.33	3.95
Second Quarter	4.26	3.8
Third Quarter	4.41	4.05
Fourth Quarter	5.60	4.51

Fiscal Year Ending December 31, 2012
First Quarter	5.82	4.71
Second Quarter	5.62	4.40
Third Quarter	4.78	3.52
Fourth Quarter	4.36	3.70

Number of Holders

As of March 21, 2014, there were 443 record holders of our common stock.

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

The following table provides certain information with respect to the Company’s Plan in effect as of December 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options and nonvested shares (a)

Nonvested shares	1,090,575
Total	1,090,575

As of December 31, 2013, the number of securities remaining available for future issuance under equity compensation plans was 4,088,779 shares.

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

General

China XD Plastics Company Limited (“China XD”, “we”, and the “Company”, and “us” or “our” shall be interpreted accordingly) is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China. Through our wholly-owned operating subsidiaries in China, we develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 283 certifications from manufacturers in the automobile industry as of December 31, 2013. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province. Our Research and Development (the “R&D”) team consists of 237 professionals and 12 consultants, including two consultants who are members of Chinese Academy of Engineering, and one consultant who is the former chief scientist of Specialty Plastics Engineering Institute of Jilin University. As a result of the integration of our academic and technological expertise, we have a portfolio of 109 patents, one of which we have obtained the patent rights and the remaining 108 of which we have applications pending in China as of December 31, 2013.

Our products include seven categories: polypropylene (PP), acrylonitrile butadiene styrene (ABS), modified engineering plastics, polyamides (PA or nylon), environment-friendly plastics, specialty engineering plastics and polyether ether ketone (PEEK). The Company’s products are primarily used in the production of exterior and interior trim and functional components of more than 24 automobile brands and 80 automobile models manufactured in China, including Audi, Mercedes Benz, Buick, Chevrolet, VW Passat, Golf and Jetta, BMW, Mazda, and Toyota. Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing bases in Harbin, Heilongjiang in the PRC, with the construction of Sichuan plant underway. As of December 31, 2013, we had approximately 390,000 metric tons of production capacity across 83 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems, including the three additional workshops with 30 production lines completed the trial-run in December of 2012 and further expanded our annual capacity potential by approximately 135,000 metric tons and support our future growth in 2013. In December 2013, we broke ground on the construction of our fourth production base in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total installed production capacity to 690,000 metric tons with additional 70 new production lines at the completion of the construction of our fourth production base.

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

No impairment on our long-lived assets was recognized in 2013 and 2012.

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

Income Tax Uncertainties and Realization of Deferred Income Tax Assets

Our income tax provision, deferred income tax assets and deferred income tax liabilities are recognized and measured primarily based on actual and expected future income, PRC statutory income tax rates, PRC tax regulations and tax planning strategies. Significant judgment is required in interpreting tax regulations in the PRC, evaluating uncertain tax positions, and assessing the realizability of deferred income tax assets. Actual results could differ materially from those judgments, and changes in judgments could materially affect our consolidated financial statements. As of December 31, 2013 and 2012, we had total gross deferred income tax assets of US$73,182 and US$556,677, respectively. We record a valuation allowance to reduce our deferred income tax assets if, based on the weight of available evidence, we believe expected future taxable income is not likely to support the use of a deduction or credit in that jurisdiction. We evaluate the level of our valuation allowances quarterly, and more frequently if actual operating results differ significantly from forecasted results. As of December 31, 2013 and 2012, our valuation allowance against deferred income tax assets was US$73,182 and US$556,677, respectively.

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

Results of Operations

The following table sets forth, for the periods indicated, statements of income data in thousands of USD:

	For the Years Ended December 31,
(in thousands, except percentages)	2013		2012
	Amount	%	Amount	%
Revenues	$1,050,816	100%	$599,819	100%
Cost of revenues	$827,420	79%	$456,012	76%
Gross profit	$223,396	21%	$143,807	24%
Total operating expenses	$37,787	4%	$31,929	5%
Operating income	$185,609	17%	$111,878	19%
Income before income taxes	$180,536	17%	$115,384	19%
Income tax expense	$46,697	4%	$29,516	5%
Net income	$133,839	13%	$85,868	14%

Revenues

Revenues were US$1,050.8 million, an increase of US$451.0 million, or 75.2%, as compared to US$599.8 million in 2012, due to approximately 50.5% increase in sales volume and 14.6% increase in the average RMB selling price of our products.

The increase of sales volume was driven by the strong demand of modified plastics in the PRC market and higher penetration of our business in our existing markets supported by our additional 30 production lines, which commenced production in December 2012, as well as the marketing efforts to develop new customers, in particular those in Eastern and Southwestern China. Such increase in demand was driven by increasing demand for middle and high-end automobiles by Chinese consumers, continuing substitution of imported modified plastics by domestic suppliers, as well as the increase of plastic content on the per-vehicle-basis in China with even higher adoption rate in higher-end automobile models than low-end ones. The increase of average RMB selling price was mainly due to the shift of product mix towards higher-end products.

The following table summarizes the breakdown of revenues by categories in millions of US$:

(in millions, except percentage)	Revenues For the Years Ended December 31,
	2013		2012
	Amount	%	Amount	%	Change in Amount	Change in %
Modified Polypropylene (PP)	287.7	27.4%	284.3	47.4%	3.4	1.2%

Engineering Plastics	264.4	25.1%	124.5	20.8%	139.9	112.4%

Modified Polyamide (PA)	183.6	17.5%	48.9	8.1%	134.7	275.5%

Environment Friendly Plastics	155.5	14.8%	72.1	12.0%	83.4	115.7%

Alloy Plastics	124.6	11.9%	37.8	6.3%	86.8	229.6%

Modified Acrylonitrile Butadiene Styrene (ABS)	32.6	3.1%	24.7	4.1%	7.9	32.0%

Sub-total	1,048.4	99.8%	592.3	98.7%	456.1	77.0%

After-sales Service	2.0	0.2%	7.5	1.3%	(5.5)	(73.3)%
Overseas Trading	0.4	0.0%	-	-	0.4	0.0%
Total Revenues	1,050.8	100%	599.8	100%	451.0	75.2%

The reduction of after-sales service fee was due to the discounts given to our distributors as part of our marketing strategy to further penetrate our less-developed markets, especially in Eastern and Southwest China.

The following table summarizes the breakdown of metric tons (MT) by product mix:

	Sales Volume
(in MTs, except percentage)	For the Years Ended December 31,
	2013		2012
	MT	%	MT	%	Change in MT	Change in %
Modified Polypropylene (PP)	140,504	41.7%	136,698	61.0%	3,806	2.8%

Engineering Plastics	49,367	14.6%	25,284	11.3%	24,083	95.2%

Modified Polyamide (PA)	36,970	11.0%	10,228	4.6%	26,742	261.5%

Environment Friendly Plastics	68,160	20.2%	31,784	14.2%	36,376	114.4%

Alloy Plastics	30,944	9.2%	10,753	4.8%	20,191	187.8%

Modified Acrylonitrile Butadiene Styrene (ABS)	11,244	3.3%	9,235	4.1%	2,009	21.8%

Total sales volume	337,189	100.0%	223,982	100.0%	113,207	50.5%

The Company shifted product mix from traditional Modified Polypropylene (PP) to higher-end products such as Modified Polyamide (PA), Alloy Plastics, Environment Friendly Plastics, and Engineering Plastics, primarily due to (i) the increasing demand of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand promoted by Chinese government for clean energy vehicles and (iii) stronger sales of higher-end cars made by automotive manufacturers from China and Germany, US and Japan joint ventures, which tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Margin

	For the Years Ended December 31,		Change
(in millions, except percentage)	2013	2012	Amount	%
Gross Profit	$223.4	$143.8	$79.6	55.4%
Gross Margin	21.3%	24.0%		(2.7)%

Gross profit was US$223.4 million in 2013 compared to US$143.8 million in 2012, representing an increase of 55.4%. Our gross margin decreased to 21.3% in 2013 from 24.0% in 2012.

The decrease of gross profit margin was primarily due to:

(i)             The decrease of gross profit margin was primarily due to an average 5.8% discount on the listed prices in 2013 provided to our distributors as part of our marketing initiatives to increase our market share in Eastern China and Southwestern China.  The discount is primarily aimed at further expanding into the Eastern China and Southwestern China market. As a result, revenues contribution from Eastern China and Southwestern China grew to 31.2% and 3.7% of our total sales in 2013 compared to 22% and nil in the same period of 2012, respectively.  We plan to maintain such discount rate for 2014.

(ii)             The decrease of gross profit margin was also due to increase in shipping expenses to US$16.0 million in 2013 from US$2.1 million in 2012. We started bearing the shipping expenses, which is a part of our marketing tactic to grow our market share since the first quarter of 2013. Such arrangement is expected to continue in the future.

Gross margins recovered after the first quarter of 2013 due to the increase of revenues contribution from higher-ended products, such as Engineering Plastics, Modified PA and Environmentally Friendly Plastics where we were able to successfully sell more higher-end products to both existing and new customers. We expect gross margin recovery continuing in 2014 as we shift our product mix towards higher-end categories.

General and Administrative Expenses

	For the Years Ended December 31,		Change
(in millions, except percentage)	2013	2012	Amount	%
General and Administrative Expenses	$16.3	$10.0	$6.3	63.0%
as a percentage of revenues	1.6%	1.7%		(0.1)%

General and administrative (“G&A”) expenses were US$16.3 million in 2013 compared to US$10.0 million in 2012, representing an increase of 63.0%, or US$6.3 million. This increase is primarily due to the increase of (i) US$ 2.4 million of share based compensation; (ii) US$ 0.9 million of travel and office expenses associated with the business expansion; (iii) US$ 0.7 million of fixed assets deprecation; (iv) US$ 0.6 million of professional fees and (v) US$ 0.6 million of non-income taxation.

On a percentage basis, G&A expenses in 2013 was 1.6% of revenues, compared to 1.7% of the same period of 2012.

Research and Development Expenses

	For the Years Ended December 31,		Change
(in millions, except percentage)	2013	2012	Amount	%
Research and Development Expenses	$21.3	$21.6	$(0.3)	(1.4)%
as a percentage of revenues	2.0%	3.6%		(1.6)%

Research and development (“R&D”) expenses were US$21.3 million in 2013 compared with US$21.6 million in 2012, a decrease of US$0.3 million, or 1.4%. The decrease of our R&D expenses in 2013 was due to decreased expenses associated with the early completion of some research and development experiments after our R&D strategic review where we recalibrated our R&D efforts to target more longer-term but higher-end applications in fields such as aerospace, high-speed train, biological and medical. In 2013, the Company successfully launched 37 new automobile manufacturers certified products (“AMCP”), which increased its total number of AMCP to 283.

As of December 31, 2013, the Company has 96 products in the process of being certified by automotive and non-automotive manufacturers. We expect to complete and to realize economic benefits on approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.

Operating Income

Total operating income was US$185.6 million in 2013 compared to US$111.9 million in 2012, representing an increase of 65.9% or US$73.7 million. This increase is primarily due to higher gross profit, offset by higher general and administrative expenses.

Interest Income (Expenses)

	For the Years Ended December 31,		Change
(in millions, except percentage)	2013	2012	Amount	%
Interest Income	$6.8	$4.6	$2.2	47.8%
Interest Expenses	(15.3)	(4.6)	(10.7)	232.6%
Net Interest Expenses	$(8.5)	$0.0	$(8.5)	-%

Net interest expenses was US$8.5 million in 2013 compared to that of net interest expenses of US$25,678 in 2012, primarily due to increase of short-term loans to meet the need of our future capacity expansion in Southwest China. The weighted average loan balance for the twelve-month ended December 31, 2013 was US$238.4 million as compared to US$65.7 million as of that of the prior year, leading to US$8.5 million more net interest expenses. We issued US$150 million guaranteed senior notes due in 2019 with annual interest rate of 11.75% in February 2014. We expect interest expenses to increase in 2014.

Foreign Currency Exchange Gains

	For the Years Ended December 31,		Change
(in millions, except percentage)	2013	2012	Amount	%
Foreign currency exchange gains	$2.5	$0.6	$1.9	316.7%
as a percentage of revenues	0.2%	0.1%		0.1%

Foreign currency exchange gain was US$ 2.5 million in 2013, compared to US$0.6 million in 2012.

Income Taxes

	For the Years Ended December 31,		Change
(in millions, except percentage)	2013	2012	Amount	%
Income before Income Taxes	$180.5	$115.4	$65.1	56.4%
Income Tax Expense	(46.7)	(29.5)	(17.2)	58.3%
Effective income tax rate	25.9%	25.6%		0.3%

The effective income tax rate in 2013 and 2012 was 25.9% and 25.6%, respectively. The effective income tax rate of 25.9% for the year ended December 31, 2013 differs from the PRC statutory income tax rate of 25% primarily due to (i) non-deductible stock-based compensation expenses and (ii) subpart F income for controlled foreign operations, partially offset by the preferential income tax rate of 15% enjoyed by Sichuan Xinda Group.

The effective income tax rate of 25.6% for the year ended December 31, 2012 differs from the PRC statutory income tax rate of 25% primarily due to (i) the net operating loss of one of the Company’s PRC subsidiaries, which is to be merged into another subsidiary in 2013, and pursuant to the PRC tax laws and regulations, its losses cannot be carried forward to the surviving entity, after the merger, (ii) subpart F income for controlled foreign operations and (iii) non-deductible entertainment expenses.

Our PRC subsidiaries have US$389.5 million of cash and cash equivalents, restricted cash and time deposits as of December 31, 2013, which is planned to be indefinitely reinvested in the PRC. The distributions from our PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries.

Net Income

As a result of the above factors, we had a net income of US$133.8 million in 2013 compared to net income of US$85.9 million in 2012.

Selected Balance Sheet Data as of December 31, 2013 and 2012:

	Selected Balance Sheet Data
	2013	2012	Change
(in millions, except percentage)			Amount	%
Cash and cash equivalents	95.5	83.8	11.7	14.0%
Restricted cash	13.7	16.9	(3.2)	(18.9)%
Time deposits	281.3	48.0	233.3	486.0%
Accounts receivable, net of allowance for doubtful accounts	282.3	143.8	138.5	96.3%
Inventories	144.9	78.3	66.6	85.1%
Property, plant and equipment, net	233.8	223.8	10.0	4.5%
Land use rights, net	12.5	10.5	2.0	19.0%
Total assets	1,075.9	611.6	464.3	75.9%
Short-term bank loans	314.7	162.1	152.6	94.1%
Accounts payable	122.5	7.1	115.4	1,625.4%
Bills payable	25.6	15.8	9.8	62.0%
Income taxes payable	26.8	8.5	18.3	215.3%
Accrued expenses and other current liabilities	55.9	34.4	21.5	62.5%
Redeemable Series D convertible preferred stock	97.6	97.6	-	-
Stockholders’ equity	412.3	264.4	147.9	55.9%

Our financial condition continues to improve as measured by an increase of 55.9% in stockholders’ equity as of December 31, 2013 compared to December 31, 2012. Time deposits increased by 486.0%. We generally put our cash deposits with Chinese local banks to generate interests. Accounts receivable increased by 96.3% as a result of increase in revenues and increase in DSO from 56 days for the year ended December 31, 2012 to 72 days for the year ended December 31, 2013.  Inventory increased by 85.1% due to the anticipation of the increase of customer demand in the following quarters. Short-term loans increased by 94.1% due to the need to support our future capacity expansion in Southwest China. Accounts payable increased by 1,625.4% due to the 30 days new payment terms renegotiated with our domestic raw material suppliers, a shift from prepayment to suppliers in the past, in order to strengthen our working capital. Accrued expenses and other current liabilities increased by 62.5% due to the increase of payables for purchase of property, plant and equipment to expand the production capacity.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production lines. We have financed these requirements primarily from cash generated from operations, short-term bank borrowings, and the issuance of our convertible preferred stocks and other equity financings. As of December 31, 2013 and December 31, 2012, we had US$95.5 million and US$83.8 million, respectively, in cash and cash equivalents, which were primarily deposited with banks in China (including Hong Kong). As of December 31, 2013, we had US$314.7 million outstanding short-term loans, including US$169.0 million unsecured loans, US$100.4 million loans secured by accounts receivable, US$37.0 million loans secured by restricted cash and US$8.3 million interest-free loan secured by the land use rights. These loans bear a weighted average interest rate of 5.9% per annum and have terms of no longer than one year and do not contain any renewal terms. We have historically been able to make repayments when due.  In addition, we obtained lines of credit from below banks.

A summary of lines of credit for the year ended December 31, 2013 and the remaining line of credit as of December 31, 2013 is as below:

(in millions)	December 31, 2013
	Lines of Credit, Obtained			Remaining Available
Name of Financial Institution	Date of Approval	RMB	USD	USD
Bank of Communications	January 5, 2013	150.0	24.8	0.0
Bank of Longjiang, Heilongjiang	March 14, 2013	300.0	49.6	0.0
Bank of China	November 18, 2013	500.0	82.6	12.6
HSBC	June 25, 2013	152.5	25.2	0.2
China Guangfa Bank	May 20, 2013	60.0	9.9	5.0
Industrial and Commercial Bank of China Limited	July 30, 2013	500.0	82.6	6.9
Agriculture Bank of China	September 10, 2013	280.0	46.2	13.2
China Construction Bank	December 19, 2013	135.0	22.3	17.3
China CITIC Bank	June 9, 2013	200.0	33.0	33.0
Societe Generale	July 9, 2013	100.0	16.5	0.0
China Construction Bank (Asia)	October 2, 2013	293.6	48.5	46.6
Total		2,671.1	441.2	134.8

We have historically been able to make repayments when due. In addition, as of December 31, 2013, we have contractual obligations to pay (i) lease commitments in the amount of US$4.6 million, including US$1.1 million due in 2014; (ii) plant construction in our Harbin facilities in the amount of US$13.9 million which are due in 2014.

Based on past performances, we expect that we will be able to meet our needs to fund operations, capital expenditures and other commitments in the next 12 months primarily with our cash and cash equivalents, operating cash flows, bank borrowings and the net proceeds from the guaranteed senior notes we offered in February 4, 2014.

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

The following table sets forth a summary of our cash flows for the periods indicated.

	For the Years Ended December 31,
(in millions US$)	2013	2012

Net cash provided by (used in) operating activities	115.6	(31.5)
Net cash used in investing activities	(249.9)	(144.9)
Net cash provided by financing activities	143.2	123.9
Effect of foreign currency exchange rate changes on cash and cash equivalents	2.8	0.7
Net increase (decrease) in cash and cash equivalents	11.7	(51.7)
Cash and cash equivalents at the beginning of year	83.8	135.5
Cash and cash equivalents at the end of year	95.5	83.8

Operating Activities

Net cash provided by the operating activities increased by US$147.1 million for the year ended December 31, 2013 from net cash used in the operating activities of US$31.5 million used last year. This increase was primarily due to (i) the increase of approximately US$438.7 million in cash collected from our customers for the year ended December 31, 2013 resulting from increasing sales during the period, partially offset by (i) increase of approximately US$289.3 million in cash operating expenditures, including approximately US$282.5 million in raw material purchases and (ii) the increase of approximately US$2.3 million income tax payment in 2013 resulting from increase in income before taxes and decrease of effective income tax rate.

Investing Activities

Net cash used in the investing activities increased by US$105.0 million for the year ended December 31, 2013 as compared to US$144.9 million last year, mainly due to the increase of US$85.8 million purchase of time deposits, and the decrease of US$95.2 million proceeds from maturity of time deposits, partially offset by the decrease of US$76.0 million purchase of property, plant and equipment

Financing Activities

Net cash provided by the financing activities was US$143.2 million for the year ended December 31, 2013, as compared to US$123.9 million last year, primarily as a result of the increase of US$260.8 million borrowings of short-term bank loans from local banks, the release of restricted cash as collateral for bank borrowings of US$5.7 million, which was partially offset by the increase of US$3.4 million placement of restricted cash as collateral for bank borrowings, and the increase of US$243.8 million repayments of bank borrowings for the year ended December 31, 2013.

On January 24, 2014, the Company’s wholly owned subsidiary, Favor Sea Limited, priced its international offering of guaranteed senior notes. The offering consists of US$150 million aggregate principal amount of 11.75% guaranteed senior notes due 2019.  The Notes have been listed and quoted on the Singapore Stock Exchange on February 5, 2014. The Company intends to use the net proceeds from the offering for repayment of indebtedness incurred by its PRC subsidiaries, for capital expenditure on a production base in Sichuan and for general corporate purposes. The Notes are guaranteed on a senior basis by China XD and Xinda Holding (HK) Company Limited, a subsidiary wholly owned by the Note Issuer. The Notes are secured by a pledge of the shares of the Note Issuer and the Subsidiary Guarantor.

As of December 31, 2013, our cash and cash equivalents balance was US$95.5 million, compared to US$83.8 million at December 31, 2012.

Days Sales Outstanding (“DSO”) has increased from 56 days for the year ended December 31, 2012 to 72 days for the year ended December 31, 2013 as a result of overall slowdown in the Chinese economy and its impact to our industry. It takes longer to collect from our customers. We believe that our DSO is still well below industry average Industry Standard Customer and Supplier Payment Terms (days) as below:

Industry Standard Customer and Supplier Payment Terms (days) as below:

Year ended December 31, 2013 and 2012
Customer Payment Term	Payment in advance/up to 90 days
Supplier Payment Term	Payment in advance/up to 30 days

Inventory turnover days remained the same as 49 days for the year ended December 31, 2013 and 2012 due to the effective control on the inventory.

Prior to February 2013, the Company paid deposits to domestic and international suppliers for the principal raw materials ordered. The Company made advanced orders of raw materials based upon (1) the demand and supply situation in the raw materials market and (2) the forecasted demand of products. Starting from March 2013, the Company switched to 30 days credit terms for purchases from its domestic suppliers. All advances to suppliers as of December 31, 2013 are related to the purchase of raw materials, which were subsequently received by the Company in February 2014.

The majority of the Company’s revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. The Company does not engage in currency hedging. Inflation has not had a material impact on the Company’s business.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of December 31, 2013 are as follows:

Contractual obligations	Total	Payment due less than 1 year	2 – 3 years	4-5 years	More than 5 years
Lease commitments	4,643,668	1,091,533	2,024,278	1,527,857	-
Plant construction	13,863,927	13,863,927	-	-	-
Total	18,507,595	14,955,460	2,024,278	1,527,857	-

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

A hypothetical 1.0% increase in the annual interest rate for all of our credit facilities under which we had outstanding borrowings as of December 31, 2013 would decrease income before income taxes by approximately $3.15 million for the year ended December 31, 2013. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

All of our revenues are collected in and substantially all of our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the US$1.00 until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the People’s Bank of China allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. On December 31, 2013, the RMB traded at 6.0537 RMB to 1.00 U.S. dollar.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries as of and for the years ended December 31, 2013 and 2012, including the notes thereto, together with the report of our independent registered public accounting firm, are presented beginning on page F-1 of this report and are incorporated into this Item 8.

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

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of December 31, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2013 due to the material weakness described below under Management’s Report on Internal Control Over Financial Reporting, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was ineffective. This assessment identified one material weakness related to lack of sufficient accounting and financial reporting personnel to formalize certain key controls over the financial reporting process and report financial reporting information based on U.S. GAAP and SEC reporting requirements.

Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report.

(c)   Changes in Internal Control over Financial Reporting

During the twelve months ended December 31, 2013, our efforts to improve our internal controls include (1) external training of U.S. GAAP and SEC reporting by qualified entities to our accounting staff, (2) recruiting senior qualified people with requisite expertise and knowledge to help improve our internal control procedures, and (3) internal meetings, discussions and seminars periodically to review and improve our internal control procedures. We plan to further remediate on the above-referenced weakness in 2014.

ITEM 9B.   OTHER INFORMATION

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

Our current directors and executive officers are as follows:

Name	Age	Title	Date of Initial Appointment
Jie Han	48	Chief Executive Officer and Chairman of the Board of Directors	December 31, 2008
Taylor Zhang	35	Chief Financial Officer and Director	May 14, 2009
Qingwei Ma	39	Chief Operating Officer and Director	December 31, 2008
Lawrence W. Leighton (1)(2)(3)	79	Independent Director	May 14, 2009
Feng Li (1)(2)(3)	51	Independent Director	November 14, 2012
Linyuan Zhai (1)(2)(3)	64	Independent Director	May 14, 2009
Homer Sun (2)(4)	42	Independent Director	January 1, 2012
Jun Xu(4)	38	Independent Director	September 28, 2011
Junjie Ma	38	Chief Technology Officer	May 26, 2009

(1)  Serves as a member of the Audit Committee.

(2)  Serves as a member of the Compensation Committee.

(3)  Serves as a member of the Nominating Committee.

(4)  Series D Director nominee.

Jie Han. Mr. Han co-founded Harbin Xinda, the Company’s wholly owned subsidiary, in 2004, and has been employed by Harbin Xinda and then Xinda Group since then. In January 2008, Mr. Han was appointed Chairman and Chief Executive Officer of Harbin Xinda. Prior to organizing Xinda High-Tech, which was founded in 2003, Mr. Han had been associated with the Harbin Xinda Nylon Factory, which he founded in 1985. With 28 years of experiences in the industry, Mr. Han is an expert in the management and financial aspects of the manufacture and distribution of modified plastic products. Mr. Han currently serves as an executive director of China Plastic Processing Industry Association and is also a director of the Heilongjiang Industry and Commerce Association. In addition, Mr. Han serves as a deputy to the Heilongjiang Provincial People’s Congress. Mr. Han received a business management degree from the Heilongjiang Provincial Party School.

Taylor Zhang. Mr. Zhang has over 11 years of experience in finance and operation in a broad range of industries. From May 2008 to March 2009, Mr. Zhang served as Chief Financial Officer of Advanced Battery Technologies, Inc (NASDAQ: ABAT). From 2007 to 2008, he served as Executive Vice President of Finance of China Natural Gas, Inc. (NASDAQ: CHNG). From 2005 to 2007, Mr. Zhang worked as a research analyst in New York Private Equity. From 2000 to 2002, he was employed as Finance Manager by Datong Thermal Power Limited. He holds a MBA from University of Florida and a Bachelor’s Degree in mechanical and electronic engineering from Beijing Technology and Business University.

Qingwei Ma. Mr. Ma was employed as the General Manager of Harbin Xinda since it was founded in 2004. In 2008, he was promoted to Chief Operating Officer and appointed to the Board of Directors. Prior to joining Harbin Xinda, Mr. Ma was employed for six years by Harbin Xinda Nylon Factory as Manager of Quality Assurance, then as Manager of Research and Development, and finally as Production Manager. In 1997, Mr. Ma was awarded a bachelor’s degree by the Northern China Technology University, where he specialized in the chemical engineering of high polymers. Mr. Ma has 15 years of experiences in the industry. He also published two articles in China’s key journals in the areas of modified plastic industry. In 2001, Mr. Ma was selected as “Harbin Quality Work Advanced Enterprise and Advanced Worker”; in 2004, he was awarded the Heilongjiang First Professional Manager Qualification Certificate. One of his inventions, “compound nano modified materials dedicated to the automobile bumper,” won the “Science and Technology Progress Awards” issued by Harbin Municipality.

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

Lawrence W. Leighton. Mr. Leighton has had an extensive 46-year international investment banking career. Beginning at what became Lehman Brothers, he advised on financing for the Mexican Government and leading Mexican corporations. As Director of Strategic Planning for the consumer products company, Norton Simon Inc., he initiated and executed the acquisition of Avis Rent-a-car. Subsequently, he was a Limited Partner of Bear Stearns & Co., a Managing Director of the investment bank of Chase Manhattan Bank and then President and Chief Executive Officer of the U.S. investment bank of Credit Agricole, a major French Bank. Among his transactions have been advising Pernod Ricard, a major European beverage company, on its acquisitions in the United States; and advising Verizon, a U. S. telecom company, on its dispositions of certain European operations. Since 2005, Mr. Leighton has served as a managing director of Bentley Associates Investment Banking.  Since 2008, Mr. Leighton has served as a member of the Board of Directors of China Natural Gas, Inc. Mr. Leighton received his Bachelor’s Degree in engineering from Princeton University and a Master’s Degree from Harvard Business School. He holds a commercial pilot’s license with instrument rating.

Linyuan Zhai.  Mr. Zhai, 64, worked for China FAW Group Corporation for 37 years and has abundant experience in terms of technology, production, and business management. He is one of the pioneers and outstanding contributors of FAW Group’s success. Since 2000, Mr. Zhai has served as general manager of FAW Sihuan Products Co., Ltd., an automobile manufacturing company. From August 1998 to December 2000, Mr. Zhai was the manufacturing section chief at FAW Sihuan Head Office.  From August 1992 to August 1998, Mr. Zhai was the factory manager at FAW Sihuan Auto Warm Air Blower Factory. In 2000, as deputy general manager, successfully led the initial public offering of Four Ring Company, a subsidiary of FAW Group, a leader in the vehicle manufacturing industry based in China. Mr. Zhai received his business management degree from Changchun University.

Homer Sun. Mr. Sun, 42, is a Managing Director of Morgan Stanley and leads Morgan Stanley Private Equity Asia’s China Investments.  Mr. Sun has been at Morgan Stanley since 1999 and serves on Morgan Stanley’s China Management Committee, which is comprised of the Morgan Stanley’s senior business leaders within China.  Mr. Sun currently serves as a director on the boards of several Chinese companies, including Sihuan Pharmaceutical Group, China Shanshui Cement Group, China Flooring and Yongye International.  From 2000 to 2006, Mr. Sun worked in Morgan Stanley’s Investment Banking Division in the Mergers and Acquisitions Group in Hong Kong where he worked on a wide range of mergers and acquisitions in Greater China.  Prior to joining Morgan Stanley, Mr. Sun practiced as a mergers and acquisitions lawyer with the law firm Simpson Thacher & Bartlett in New York and Hong Kong from 1996 to 2000.  Mr. Sun received a B.S.E. in Chemical Engineering magna cum laude from the University of Michigan and a J.D. cum laude from the University of Michigan Law School.

Jun Xu. Mr. Xu, 38, is an Executive Director of Morgan Stanley. Mr. Xu joined Morgan Stanley Private Equity Asia in 2008 after spending six years in investment banking advising Chinese clients on financing transactions and cross-border mergers and acquisitions. Prior to joining Morgan Stanley in 2005, he was with Goldman Sachs in Hong Kong SAR from 2002 to 2005. Mr. Xu focuses on the group’s private equity transactions in China. Mr. Xu received dual Bachelor Degrees in both international trade and computer science magna cum laude from Shanghai Jiaotong University and an M.B.A. with honours from the University of Michigan.

Feng Li. Mr. Li, age 51, is a deputy director at Plastics Processing R&D Center of Beijing Research Institute of the Chemical Industry, as well as a member of the Science and Technology Committee of Beijing Research Institute of the Chemical Industry. He has substantial experience in technology, production, and business management in the chemical industry. Under his leadership in various senior roles including Vice General Manager, Director, and Chief Engineer, responsible for project design, investment, management and finance, Mr. Li successfully launched and operated several joint ventures between Beijing Chemical Industry Research Institute (Group), a subsidiary of China Petroleum & Chemical Corp (Sinopec), the largest refiner in Asia, and Jiangnan Mould & Plastic Co. Ltd., Shenzhen Petrochemical and Plastics Co. Ltd., Suzhou Anli Chemical Co., Ltd., and others. Mr. Li is also on the committee of Venture Capital for Innovative Small-Medium size Enterprises under the Ministry of Science and Technology of the People’s Republic of China. Mr. Li received a B.S. in polymer material from Nanjing Institute of Chemical Technology and a Master’s Degree from Beijing University of Chemical Technology. Mr. Li also attended MBA program at China Sinopec Management Institute of Business Administration and studied as an exchange scholar at the University of Technology in Sydney, Australia.

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

Jie Han: Mr. Han is the founder of China XD and of our former affiliate, Harbin Xinda Nylon Factory.  He has over 28 years of experience in the modified plastics industry.  Mr. Han contributed to our Board of Directors strong leadership and vision for the development of our Company.  Mr. Han also serves as an executive director of China Plastic Processing Industry Association and he is a member of Industry and Commercial Union Executive Committee of Heilongjiang Province. Mr. Han is a director of the Chinese Chamber of Commerce and People’s Congress Representative of Harbin City.  Mr. Han is an expert in all management and financial aspects of manufacture and distribution of modified plastic products.

Taylor Zhang: Mr. Zhang has over 11 years of experience in finance and operations in a broad range of industries.  He was the former Chief Financial Officer of Advanced Battery Technologies, Inc. (NASDAQ: ABAT) and has a MBA from University of Florida.

Qingwei Ma: Mr. Ma served as the Company’s Chief Operating Officer since 2008. Mr. Ma has over 16 years of experience in the modified plastics industry. Prior to joining China XD, was a member of the senior management team of Harbin Xinda Nylon Factory and was awarded the Heilongjiang First Professional Manager Qualification Certificate in 2004.

Lawrence W. Leighton: Mr. Leighton has over 46 years of experience as an investment banker and corporate executive advising both large and small corporations in both foreign countries and the United States.

Linyuan Zhai: Mr. Zhai contributes to our Board of Directors extensive experience in the areas of auto technology, production, and business management, which he accumulated while working for China FAW Group Corporation during his 37 years of employment.

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

Meetings of the Board of Directors

The Board of Directors held 5 meetings during 2013. No director attended fewer than 75% of the meetings of the Board of Directors. No director attended less than 75% of any meeting of a committee of which the director was a member in fiscal year 2013.

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

Audit Committee

The Audit Committee was established on May 26, 2009.  The Audit Committee operates under a written charter.  The Audit Committee Charter can be found on our website at www.cxdc.net and can be made available in print free of charge to any shareholder who requests it.

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

The Audit Committee held 4 meetings during 2013. The members of the Audit Committee during 2013 were Lawrence Leighton, Feng Li and Linyuan Zhai. Mr. Leighton served as the Chairman of the Audit Committee. Each of the above-listed Audit Committee members were or are considered “independent” under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, as determined by the Board of Directors.

Our Board of Directors has determined that we have at least one audit committee financial expert, as defined in the Exchange Act, serving on our Audit Committee. Lawrence Leighton is the “audit committee financial expert” and is an independent member of our Board of Directors.

AUDIT COMMITTEE REPORT

The Audit Committee has reviewed and discussed our consolidated financial statements for the fiscal year ended December 31, 2013, including significant accounting policies applied by the Company in its consolidated financial statements, as well as alternative treatments with management and the Company’s independent registered public accounting firm.  The Committee has discussed with the independent registered public accounting firm all matters required by the standards of the Public Company Accounting Oversight Board (the “PCAOB”), including those described in Auditing Standard No. 16, Communications with Audit Committees.

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

Based on the Audit Committee’s review of the matters noted above and its discussions with our independent registered public accounting firm and our management, the Audit Committee recommended to the Board of Directors that the financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Respectfully submitted by:

Lawrence Leighton (Chair)

Feng Li

Linyuan Zhai

Nominating Committee

The Nominating Committee was established on May 26, 2009.  The purpose of the Nominating Committee is to assist the Board of Directors in identifying qualified individuals to become members of the Board of Directors, in making recommendations to the Board of Directors as to the independence of each director, in monitoring significant developments in the law and practice of corporate governance and of the duties and responsibilities of directors of public companies, and in leading the Board of Directors in any annual performance self-evaluation, including establishing criteria to be used in connection with such evaluation.  The Nominating Committee held one meeting during 2013.

The members of the Nominating Committee during 2013 were Lawrence Leighton, Feng Li and Linyuan Zhai. Mr. Zhai served as the Chairman of the Nominating Committee.  Each of the above-listed Nominating Committee members is considered “independent” under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, as determined by the Board of Directors.

The Nominating Committee operates under a written charter. The Nominating Committee Charter can be found on our website at www.chinaxd.net and can be made available in print free of charge to any shareholder who requests it.

On September 28, 2011 the Company filed a Certificate of Designation with the Secretary of State of the State of Nevada (amended on January 24, 2014 and filed with the Secretary of State of the State of Nevada on January 27, 2014), which provides the holders of the Series D Preferred Stock with the right to elect up to two (2) directors to the Company’s Board of Directors on the terms and conditions set forth therein.  There have been no other changes to the procedures by which the stockholders of the Company may recommend nominees to the Board of Directors since the filing of the Company’s Definitive Proxy Statement on November 19, 2009 for its Annual Meeting of Stockholders, which was held on December 1, 2009.  The Nominating Committee will consider director candidates recommended by any reasonable source, including current Board of Directors members, stockholders, professional search firms or other persons.  The directors will not evaluate candidates differently based on who has made the recommendation.  The Board of Directors does not have a formal policy on Board of Directors candidate qualifications.  The Board of Directors may consider those factors it deems appropriate in evaluating director nominees made either by the Board of Directors or stockholders, including judgment, skill, strength of character, experience with businesses and organizations comparable in size or scope to the Company, experience and skill relative to other Board of Directors members, and specialized knowledge or experience in business or financial matters as would make such nominee an asset to the Board of Directors and may, under certain circumstances, be required to be “independent,” as such term is defined in the NASDAQ Marketplace Rules and applicable SEC regulations.  Depending upon the current needs of the Board of Directors, certain factors may be weighed more or less heavily.  In considering candidates for the Board of Directors, the directors evaluate the entirety of each candidate’s credentials and do not have any specific minimum qualifications that must be met.

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

Compensation Committee

The Compensation Committee was established on May 26, 2009. The members of the Compensation Committee during 2013 were Lawrence Leighton, Feng Li, Homer Sun and Linyuan Zhai. Mr. Li served as the Chairman of the Compensation Committee.

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

The Compensation Committee discharges the Board of Directors’ responsibilities relating to compensation of the Company’s executive officers and administers our 2009 Stock Incentive Plan. The Committee has overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the Company. The Compensation Committee held one meeting during 2013.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Such persons also are required to furnish our company with copies of all Section 16(a) forms they file.  Based solely on our review of copies of such forms received by us, we believe that during the fiscal year 2013, all of the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act.

ITEM 11.    EXECUTIVE COMPENSATION

In 2013, pursuant to the Company’s 2010 Executive Compensation Program which sets forth cash and stock compensation of the Company’s executives and directors, including the Company’s named executive officers, the executive officers are entitled to receive compensation as follows:

Compensation for Mr. Jie Han, the Company’s Chief Executive Officer: For fiscal year 2013, Mr. Han is entitled to a base salary of $499,699 (RMB 3,072,000). In addition, Mr. Han may receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year.

Compensation for Mr. Taylor Zhang, the Company’s Chief Financial Officer:  For fiscal year 2013, Mr. Zhang is entitled to a base salary of $180,000 . On August 7, 2010, Mr. Zhang received options to purchase up to 100,000 shares of the Company’s common stock at the exercise price of $8.01 per shares and 14,000 non-vested shares under our 2009 Stock Option / Stock Issuance Plan. One-third of the stock options shall vest on the every anniversary of the grant date over a three-year period. The non-vested shares will vest on the third anniversary of the grant date. Mr. Zhang didn’t exercise the options which expired in 2013.  On August 7, 2012 and on August 7, 2013, Mr. Zhang received 28,000 and 14,000 non-vested shares, respectively, under our 2009 Stock Option/Stock Issuance Plan.  The restricted shares shall vest on the third anniversary of the grant date. In addition, Mr. Zhang may receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year.

Compensation for Mr. Qingwei Ma, the Company’s Chief Operating Officer:  For fiscal year 2013, Mr. Ma is entitled to a base salary of of $249,850 (RMB1,536,000). On August 7, 2010, Mr. Ma was granted options to purchase up to 75,000 shares of the Company’s common stock at the exercise price of $8.01 per share and 12,000 nonvested shares under our 2009 Stock Option / Stock Issuance Plan. One-third of the stock options shall vest on the every anniversary of the grant date over a three-year period. The non-vested shares will vest on the third anniversary of the grant date. Mr. Ma didn’t exercise the options which expired in 2013. On August 7, 2012 and on August 7, 2013, Mr. Ma received 28,000 and 14,000 non-vested shares, respectively, under our 2009 Stock Option/Stock Issuance Plan. The restricted shares shall vest on the third anniversary of the grant date. In addition, Mr. Ma may receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year.

The following table is a summary of the compensation paid to our executive officers for the two years ended December 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compens- ation ($)	Total ($)

Jie Han,	2013	282,762								282,762
CEO	2012	485,551	-	-	-		-	-	-	485,551

Qingwei Ma,	2013	198,990		67,536	11,149					277,675
COO	2012	204,887	-	42,792	56,045	(1)	-	-	-	303,724

Taylor Zhang,	2013	143,316	44,088	64,920	14,865					267,189
CFO	2012	138,544	-	47,180	74,726	(1)	-	-	-	260,450

(1)	Stock and option awards represent the amount of stock compensation expense recognized in 2013 and 2012 in accordance with FASB ASC 718.

The following is a summary of all options, unvested stock and equity incentive plans for our executive officers for the year ended December 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Name of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Grant date fair value of stock or units of stock that have not vested ($)
Jie Han, CEO	-	-	-	-	-	-	-
Taylor Zhang, CFO	Common Stock	-	-	8.01	August/7/2013	42,000	186,760
Qingwei Ma, COO	Common Stock	-	-	8.01	August/7/2013	42,000	186,760
Junjie Ma, CTO	Common Stock	-	-	8.01	August/7/2013	35,530	158,176

2009 Stock Option / Stock Issuance Plan

On May 26, 2009, we adopted our 2009 Stock Option / Stock Issuance Plan, supplemented by “Stock Award Grant Supplemental Provisions” in July 2013 (the “Plan”), under which 7,800,000 shares of common stock are reserved for issuance.  The Plan provides for the grant of the following types of incentive awards: (i) stock options and (ii) stock issuances. Each of these is referred to individually as an “Award.” Those who are eligible for Awards under the Plan include employees, directors and independent contractors who provide services to the Company and/or its affiliates.

Number of Shares of Common Stock Available Under the Plan

The Board of Directors has reserved 7,800,000 shares of the common stock for issuance under the Plan. As of December 31, 2013, 3,294,221 stock awards and 148,500 stock options have been granted under the Plan. Currently, approximately 85 employees and directors are eligible to participate in the Plan.

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

On December 31, 2011, Jie Han and China XD’s subsidiary, Xinda Group, entered into an employment agreement and an employment memorandum, pursuant to which Mr. Han receives a monthly salary of RMB 256,000 (approximately US$41,642) and awards of shares of China XD’s common stock and options to purchase shares of China XD’s common stock, as determined by the Compensation Committee of the Board of Directors.  Also, Mr. Han will receive an annual performance-based salary of RMB 3,072,000 (approximately US$499,699), which amount is subject to the Company’s achievement of the corresponding year’s performance goals.  The calculation of the annual performance-based salary is based on a method set forth in Xinda Group’s compensation management policy.  The term of employment is five years beginning on January 1, 2012.  The employer and employee may reach consent and terminate Mr. Han’s employment with Xinda Group, and Xinda Group may have the right to unilaterally terminate Mr. Han’s employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice.

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

On December 31, 2011, Qingwei Ma and Xinda Group entered into an employment agreement and an employment memorandum, pursuant to which Mr. Ma receives a monthly salary of RMB 128,000 (approximately US$20,821) and awards of shares of China XD’s common stock and options to purchase shares of China XD’s common stock, as determined by the Compensation Committee of the Board of Directors.  Also, Mr. Ma will receive an annual performance-based salary of RMB 1,536,000 (approximately US$249,850), which amount is subject to the Company’s achievement of the corresponding year’s performance goals.  The calculation of the annual performance-based salary is based on a method set forth in the Xinda Group’s compensation management policy.  The term of employment is five years beginning on January 1, 2012.  The employer and employee  may reach consent to terminate Mr. Ma’s employment with Xinda Group at any time and Xinda Group  has the right to unilaterally terminate Mr. Ma’s employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice. That employment agreement entered into between Mr. Ma and Harbin Xinda on January 1, 2010 was terminated by a termination agreement executed by and among Mr. Ma, Harbin Xinda and Xinda Group on December 31, 2011.

On December 31, 2011, Junjie Ma and Xinda Group entered into an employment agreement and an employment memorandum pursuant to which Mr. Ma receives a monthly salary of RMB 64,000 (approximately US$10,410) and awards of shares of China XD’s common stock and options to purchase shares of China XD’s common stock, as determined by the Compensation Committee of the Board of Directors.  In addition, Mr. Ma will receive an annual performance-based salary of RMB 768,000 (approximately US$124,925), which amount is subject to the Company’s achievement of the corresponding year’s performance goals.  The calculation of the annual performance-based salary is based on a method set forth in the Xinda Group’s compensation management policy.  The term of employment is five years beginning on January 1, 2012.  The employer and employee may reach consent to terminate Mr. Ma’s employment with Xinda Group  at any time and Xinda Group has the right to unilaterally terminate Mr. Ma’s employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice.

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

Director Compensation

On December 30, 2009, our Board of Directors approved 2010 Executive Compensation Program, which sets forth cash and stock compensation of the Company’s executives and directors.  Under the 2010 Executive Compensation Program, the Company’s employee directors receive no additional compensation for their services to the Company as directors, including the Chairman of the Board of Directors.  In addition, for fiscal year 2013, all non-employee directors who reside in China received an annual cash compensation of RMB 60,000 (approximately $9,760) after the first 18 months of continuous directorship and RMB 36,000 (approximately $5,856) during the initial 18 months directorship and Lawrence Leighton, the non-employee director who resides outside of China, received annual cash compensation of $60,000. In addition, each non-employee director other than the two directors appointed by the Series D Preferred Stockholder is entitled to an annual stock award equal to a number of shares of the Company’s common stock valued at $50,000 for those who reside outside of China, RMB50,000 (approximately $8,133) for Mr. Zhai , who resides in China, based on the market value of the common stock at the time of the stock award and such stock award shall vest six months after the grant date. Mr. Li will be eligible for an annual stock award equal to a number of shares of the Company’s common stock valued at RMB50,000 (approximately $8,133) after 18 months of continuous directorship. During the year ended December 31, 2013, the Company issued this stock award of 26,361 for the service rendered during the year ended December 31, 2012. The Company also accrued and recorded the stock award for the service rendered during the year ended December 31, 2013 as share base compensation expense.  The Company has repurchase rights on the unvested shares of the stock award.

The following is a summary of the compensation paid to our non-employee directors for the year ended December 31, 2013. Our employee directors do not receive compensation for their services to the Company as directors.

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Lawrence Leighton	60,000	50,000	-	-	-	-	110,000
Feng Li	5,856	-	-	-	-	-	5,856
Linyuan Zhai	9,760	8,133	-	-	-	-	17,893

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

On November 14, 2012, the Company entered into a Service Agreement with Feng Li.  Pursuant to the terms of the Service Agreement, the Company shall (i) pay Mr. Li a fee of RMB3,000 per month (RMB36,000 annually) for 18 months, and then RMB5, 000 per month (RMB60,000 annually starting from May 14, 2014; and (ii) award to Mr. Li under the Company’s 2009 Equity Incentive Plan and pursuant to the terms of a restricted stock award agreement RMB50,000 in restricted shares of common stock of the Company on an annual basis (the “Stock”), which shall vest in accordance with the terms of the restricted stock award agreement.  The Stock shall be valued at the average closing price for the ten trading days prior to May 14, 2014, the date of the execution of the Service Agreement, and prior to each anniversary thereof. The Stock shall vest after twelve months of each year subject to Mr. Li’s continued directorship with the Company, pursuant to such vesting schedule set forth in the restricted stock award agreement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 31, 2013, with respect to the beneficial ownership of the outstanding share capital of our Company by (i) any holder of more than five percent (5%) of any class of our voting securities; (ii) each of  our executive officers and directors; and (iii) our directors and executive officers as a group.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Jie Han (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 4120, New York, New York 10110)	Series B Preferred Stock	1,000,000	(3)	100.0%
Jie Han	Common Stock	32,510,131	(3)	68.3%
Qingwei Ma (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 4120, New York, New York 10110)	Common Stock	54,000		*
Junjie Ma (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 4120, New York, New York 10110)	Common Stock	43,530		*
Taylor Zhang (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 4120, New York, New York 10110)	Common Stock	56,000		*
Lawrence W. Leighton (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 4120, New York, New York 10110)	Common Stock	56,551		*
Linyuan Zhai (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 4120, New York, New York 10110)	Common Stock	8,153		*
Feng Li (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 4120, New York, New York 10110)	Common Stock	-		*
XD. Engineering Plastics Company Limited (address: Palm Grove House, P.O. Box 438, Road Town, Tortola, British Virgin Islands)	Series B Preferred Stock	1,000,000	(3)	100.0%
XD. Engineering Plastics Company Limited	Common Stock	24,382,598	(3)	51.3%
MSPEA Modified Plastics Holding Limited (address: c/o Walkers Corporate Services Limited, Walker House, 87 Mary Street, George Town, Grand Cayman KY1-9005, Cayman Islands)	Series D Preferred Stock	16,000,000	(4)	100.0%
Total Ownership of Common Stock by All Directors and Executive Officers as a Group		32,756,956		76.7%

 *           Less than 1%

(1)
The amount of beneficial ownership includes the number of shares of common stock and/or Series B Preferred Stock and/or Series D Preferred Stock, plus, in the case of each of the executive officer and directors and all officers and directors as a group, all shares issuable upon the exercise of the options held by them, which were exercisable as of March 13, 2014 or within 60 days thereafter. Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and the rules promulgated by the SEC, every person who has or shares the power to vote or to dispose of shares of common stock are deemed to be the “beneficial owner” of all the shares of common stock over which any such sole or shared power exists.

(2)	Based upon 47,875,113 shares of Common Stock outstanding, 1,000,000 shares of Series B Preferred Stock outstanding and 16,000,000 shares of Series D Preferred Stock outstanding as of December 31, 2013
(3)
Mr. Jie Han beneficially owns (i) 32,510,131 shares of Common Stock, representing 67.9% of our total outstanding Common Stock, which includes 8,127,533 shares of Common Stock directly held by Mr. Jie Han and 24,382,598 shares of Common Stock beneficially owned by Mr. Jie Han through his sole ownership of XD Engineering Plastics, and (ii) 1,000,000 shares of Series B Preferred Stock through his sole ownership of XD Engineering Plastics, representing 100% of our total outstanding Series B Preferred Stock.

(4)	MSPEA Modified Plastics Holding Limited owns 16,000,000 shares of Series D Preferred Stock, representing 100% of our total outstanding Series D Preferred Stock.

Changes in Control

There were no arrangements, known to the Company, including any pledge by any person of securities of the Company the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Other than as described below, there have been no other transactions since January 1, 2012, or any currently proposed transaction, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $120,000 and in which any current or former director of officer of the Company, any 5% or greater shareholder of the Company or any member of the immediate family of any such persons had, or will have, a direct or indirect material interest other than as disclosed below.

During the years presented, the Company entered into related party transactions with (i) Xinda High-Tech, an entity controlled by the wife of Mr. Han, the chief executive officer and controlling stockholder of the Company, and Mr. Han’s son.

The Company rents the following plant and office buildings in Harbin, Heilongjiang province from Xinda High-Tech and Mr. Han’s son:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Plant and office building	20,250	666,901	Between May 1, 2012 and December 31, 2013
Office building	250	8,133	Between January 1, 2012 and December 31, 2013
Office building	3,394	110,415	Between May 1, 2012 and April 30, 2013
Office building	3,394	110,415	Between May 1, 2013 and December 31, 2013
Office building	23,894	777,316	Between January 1, 2014 and December 31, 2018

Total rental expenses paid or payable to Xinda High-Tech and Mr. Han’s son amounted to US$801,715 and US$634,457 during the years ended December 31, 2013 and 2012, respectively.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent accountants for the audits of our annual financial statements for our fiscal year ended December 31, 2013 and 2012 was KPMG.  The following table shows the fees paid and to be paid by us to KPMG.

	2013	2012
Audit Fees	$1,136,072	$940,511
Tax Fees	24,622	-
All Other Fees	-	57,066
Total paid to independent public audit firms	$1,160,694	$997,577

Audit Fees

Audit fees were paid for professional services rendered for the audit of our annual financial statements and the review of our quarterly financial statements. We paid or accrued expenses of US$1,136,072 and US$940,511 related to KPMG’s audits of our annual financial statements and reviews of our quarterly financial statements for the fiscal years ended December 31, 2013 and 2012.

Tax Fees

During the fiscal years ended December 31, 2013 and 2012, there were US$24,622 tax fees billed by KPMG and nil, respectively for professional services rendered for tax compliance work and other tax related services.

All Other Fees

Fees for all other services and related expenses not included above were nil and US$57,066, respectively, for the fiscal years ended December 31, 2013 and 2012, billed by KPMG for risk management advisory services.

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a)  The following are filed with this Annual Report:

 (1)  The financial statements listed on the Financial Statements Table of Contents.

 (2)  Not applicable.

 (3)  The exhibits referred to below, which include the following management contracts or compensatory plans or arrangements:

●	Service Agreement effective as of November 14, 2010 between China XD Plastics Company Limited and Linyuan Zhai

●	Service Agreement effective as of November 14, 2010 between China XD Plastics Company Limited and Lawrence W. Leighton

●	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Jie Han

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Jie Han

●	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Qingwei Ma

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Qingwei Ma

●	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Taylor Zhang

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Taylor Zhang

●	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Junjie Ma

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Junjie Ma

●	Service Agreement dated November 14, 2012 between China XD Plastics Company Limited and Feng Li

(b) The exhibits listed on the Exhibit Index are filed as part of this Annual Report.

(c) Not applicable.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Incorporated by Reference Herein from the Following Filing
3.1	Articles of Incorporation	Filed as an exhibit to the Company’s registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006.
3.2	Amendment to Articles of Incorporation	Filed as Appendix I of Company’s definitive information statement on Schedule 14C, as filed with the Securities and Exchange Commission on March 12, 2009.
3.3	Bylaws	Filed as an exhibit to the Company’s registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006.
3.4	Form of Second Amendment to Articles of Incorporation of the Company	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
3.5	Second Amended and Restated Bylaws	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 8, 2011.
3.6	Forms of Certificates of Correction	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
4.1	Specimen Stock Certificate	Filed as an exhibit to the Company’s registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006.
4.2	Certificate of Designation of Series A Convertible Preferred Stock	Filed as an exhibit to the Company’s definitive information statement on Schedule 14C, as filed with the Securities and Exchange Commission on March 12, 2009.
4.3	Certificate of Designation of Series B Preferred Stock	Filed as an exhibit to the Company’s definitive information statement on Schedule 14C, as filed with the Securities and Exchange Commission on March 12, 2009.
4.4	Form of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
4.5	Form of Series A Warrant to Purchase Common Stock	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
4.6	Form of Series B Warrant to Purchase Common Stock	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
4.7	Form of indenture with respect to senior debt securities, to be entered into between registrant and a trustee acceptable to the registrant, if any	Filed as an exhibit to the Company’s registration statement on Form S-3, as amended, as filed with the Securities and Exchange Commission on June 10, 2010.
4.8	Form of indenture with respect to subordinated debt securities, to be entered into between registrant and a trustee acceptable to the registrant, if any	Filed as an exhibit to the Company’s registration statement on Form S-3, as amended, as filed with the Securities and Exchange Commission on June 10, 2010.
4.9	Form of Common Stock Purchase Warrant	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
4.10	Registration Rights Agreement entered into by and between the Company and MSPEA Modified Plastics Holding Limited on August 15, 2011	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
4.11	Form of Certificate of Designation, Preferences and Rights of Series D Junior Convertible Preferred Stock	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
4.12	Form of Amended and Restated Certificate of Designation, Preferences and Rights of Series D Junior Convertible Preferred Stock	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2014.
4.13
Purchase Agreement entered into by and among the Company, Favor Sea (BVI), Xinda Holding (HK), Morgan Stanley & Co. International PLC, UBS AG, Hong Kong Branch, the HongKong and Shanghai Banking Corporation Limited and China Minsheng Banking Corp., Ltd. Hong Kong Branch on January 24, 2014
Filed herewith

4.14	Indenture, dated February 4, 2014, constituting US$150 million 11.75% Guaranteed Senior Notes Due 2019	Filed herewith
10.1	2009 Stock Option/Stock Issuance Plan	Filed as an appendix to the Company’s definitive proxy statement on Schedule 14A, as filed with the Securities and Exchange Commission on November 11, 2009.
10.2	District Entry Agreement and Memorandum dated April 14, 2010 by and between Harbin Xinda Macromolecule Material Co., Ltd. and Harbin Economic and Technological Development Zone Administration	Filed as an exhibit to the Company’s quarterly report on Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2010.
10.3	Letter Agreement, dated October 4, 2010, between China XD Plastics Company Limited and Rodman & Renshaw, LLC	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.4	Securities Purchase Agreement dated October 4, 2010, among China XD Plastics Company Limited and certain institutional investors	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.5	Amendment Agreement, dated as of September 30, 2010, to the Securities Purchase Agreement dated November 27, 2009 among China XD Plastics Company Limited and the purchasers named therein	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.6	Service Agreement effective as of October 4, 2010 between China XD Plastics Company Limited and Robert Brisotti	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 7, 2010.
10.7	Service Agreement dated November 14, 2010 between China XD Plastics Company Limited and Linyuan Zhai *	Filed as an exhibit to the Company’s current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.8	Service Agreement dated November 14, 2010 between China XD Plastics Company Limited and Lawrence Leighton	Filed as an exhibit to the Company’s current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.9	Stock Award Grant Supplemental Provisions	Filed as an exhibit to the Company’s current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.10	Securities Purchase Agreement entered into by and between the Company, MSPEA Modified Plastics Holding Limited, XD. Engineering Plastics Company Limited, and Mr. Jie Han on August 15, 2011	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.11	Stockholders’ Agreement entered into by and between MSPEA Modified Plastics Holding Limited, XD. Engineering Plastics Company Limited, and Mr. Jie Han on August 15, 2011	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.12	Form of Pledge Agreement by and between MSPEA Modified Plastics Holding Limited and XD. Engineering Plastics Company Limited	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.

10.13	Form of Indemnification Agreement	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.14	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Jie Han *	Filed as an exhibit to the Company’s current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.15	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Jie Han	Filed as an exhibit to the Company’s current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.16	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Qingwei Ma *	Filed as an exhibit to the Company’s current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.17	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Qingwei Ma	Filed as an exhibit to the Company’s current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.18	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Taylor Zhang *	Filed as an exhibit to the Company’s current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.19	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Taylor Zhang	Filed as an exhibit to the Company’s current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.20	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Junjie Ma *	Filed as an exhibit to the Company’s current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.21	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Junjie Ma	Filed as an exhibit to the Company’s current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.22	Service Agreement dated November 14, 2012 between China XD Plastics Company Limited and Feng Li *	Filed as an exhibit to the Company’s current report on Form 10-K, as filed with the Securities and Exchange Commission on March 25, 2013.
14.1	Code of Business Conduct	Filed as an exhibit to the Company’s current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.

16.1	Letter, dated December 31, 2008, from Robison, Hill & Co. to the Securities and Exchange Commission	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 31, 2008, and incorporated herein by this reference.
16.2	Letter, dated November 4, 2009 from Bagell Josephs Levine & Company, LLC, to the Securities and Exchange Commission	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 6, 2009.
16.3	Letter, dated August 15, 2011, from Moore Stephens Hong Kong, to the Securities and Exchange Commission	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
21.1	Subsidiaries of Registrant	Filed herewith
23.1	Consent of KPMG	Filed herewith
31.1	Certification of Principal Executive Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith
101.	Interactive Data Files	Filed herewith

* English translation

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2014

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
Taylor Zhang
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Jie Han	Chairman and Chief Executive Officer	March 26, 2014
Jie Han	(Principal Executive Officer)

/s/ Taylor Zhang	Chief Financial Officer	March 26, 2014
Taylor Zhang	(Principal Financial and Accounting Officer)

/s/ Qingwei Ma	Director	March 26, 2014
Qingwei Ma

/s/ Lawrence Leighton	Director	March 26, 2014
Lawrence Leighton

/s/ Feng Li	Director	March 26, 2014
Feng Li

/s/ Linyuan Zhai	Director	March 26, 2014
Linyuan Zhai

/s/ Homer Sun	Director	March 26, 2014
Homer Sun

/s/ Jun Xu	Director	March 26, 2014
Jun Xu

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
China XD Plastics Company Limited:

We have audited the accompanying consolidated balance sheets of China XD Plastics Company Limited and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China XD Plastics Company Limited and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG

Hong Kong, China
March 26, 2014

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	95,545,904	83,822,602
Restricted cash	13,708,971	16,915,359
Time deposits	281,343,641	47,955,923
Accounts receivable, net of allowance for doubtful accounts	282,320,819	143,843,764
Amounts due from a related party	225,752	219,360
Inventories	144,885,688	78,263,071
Prepaid expenses and other current assets	8,418,143	6,090,232
Total current assets	826,448,918	377,110,311
Property, plant and equipment, net	233,841,735	223,780,133
Land use rights, net	12,457,001	10,524,451
Other non-current assets	3,158,974	169,414
Total assets	1,075,906,628	611,584,309
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCKS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loans	314,682,620	162,076,050
Bills payable	25,604,176	15,810,340
Accounts payable	122,457,396	7,061,259
Income taxes payable	18,631,698	8,511,679
Accrued expenses and other current liabilities	55,893,004	34,442,983
Total current liabilities	537,268,894	227,902,311
Income taxes payable	8,224,057	-
Deferred income tax liabilities	19,428,706	20,733,959
Warrants liability	1,063,401	1,008,750
Total liabilities	565,985,058	249,645,020
Redeemable Series D convertible preferred stock	97,576,465	97,576,465
Stockholders’ equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 47,896,133 shares and 47,584,772 shares issued, 47,875,133 shares and 47,563,772 shares outstanding as of December 31, 2013 and 2012, respectively	4,789	4,758
Treasury stock, 21,000 shares at cost	(92,694)	(92,694)
Additional paid-in capital	76,341,659	72,583,910
Retained earnings	311,047,337	177,208,492
Accumulated other comprehensive income	25,043,914	14,658,258
Total stockholders’ equity	412,345,105	264,362,824
Commitments and contingencies
Total liabilities, redeemable convertible preferred stocks and stockholders’ equity	1,075,906,628	611,584,309

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012
	US$	US$

Revenues	1,050,816,364	599,818,968
Cost of revenues	(827,419,861)	(456,011,715)
Gross profit	223,396,503	143,807,253

Selling expenses	(243,975)	(273,289)
General and administrative expenses	(16,284,528)	(10,069,273)
Research and development expenses	(21,258,549)	(21,586,074)
Total operating expenses	(37,787,052)	(31,928,636)

Operating income	185,609,451	111,878,617

Interest income	6,788,243	4,601,336
Interest expense	(15,250,780)	(4,627,014)
Foreign currency exchange gains	2,519,486	561,829
Government grant	924,216	114,385
Change in fair value of embedded derivative liability	-	610
Change in fair value of warrants liability	(54,651)	2,854,177
Total non-operating income (expenses), net	(5,073,486)	3,505,323

Income before income taxes	180,535,965	115,383,940

Income tax expense	(46,697,120)	(29,516,193)

Net income	133,838,845	85,867,747

Earnings per share of common stock:
Basic and diluted	2.08	1.35

Net Income	133,838,845	85,867,747

Other comprehensive income
Foreign currency translation adjustment, net of nil income taxes	10,385,656	3,180,381

Comprehensive income	144,224,501	89,048,128

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Series B Preferred Stock		Common Stock					Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Stockholders’ Equity
		US$		US$	US$	US$	US$	US$	US$
Balance at January 1, 2012	1,000,000	100	47,527,367	4,754	(92,694)	71,190,659	91,340,855	11,477,877	173,921,551
Net income	-	-	-	-	-	-	85,867,747	-	85,867,747
Other comprehensive income - Foreign currency translation adjustment, net of nil income taxes	-	-	-	-	-	-	-	3,180,381	3,180,381
Stock based compensation	-	-	-	-	-	1,393,255	-	-	1,393,255
Dividends to redeemable Series C Convertible preferred stockholders	-	-	-	-	-	-	(110)	-	(110)
Issuance of common stock upon vesting of unvested shares	-	-	36,405	4	-	(4)	-	-	-
Balance as of December 31, 2012	1,000,000	100	47,563,772	4,758	(92,694)	72,583,910	177,208,492	14,658,258	264,362,824
Net income	-	-	-		-	-	133,838,845	-	133,838,845
Other comprehensive income - Foreign currency translation adjustment, net of nil income taxes	-	-	-	-	-	-	-	10,385,656	10,385,656
Stock based compensation	-	-	-		-	3,757,780	-	-	3,757,780
Issuance of common stock upon vesting of unvested shares	-	-	311,361	31	-	(31)	-	-	-
Balance as of December 31, 2013	1,000,000	100	47,875,133	4,789	(92,694)	76,341,659	311,047,337	25,043,914	412,345,105

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
	US$	US$
Cash flows from operating activities:
Net income	133,838,845	85,867,747
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net provision (reversal) for doubtful accounts	(2,293)	34,491
Depreciation and amortization	21,420,723	10,705,037
Stock-based compensation	3,757,780	1,393,255
Change in fair value of embedded derivative liability	-	(610)
Change in fair value of warrants liability	54,651	(2,854,177)
Foreign currency exchange gains	(2,519,486)	(561,829)
Losses on disposals of property, plant and equipment	4,817	-
Deferred income tax benefit	(1,880,228)	(1,574,995)
Change in operating assets and liabilities:
Restricted cash	6,082,662	(827,585)
Accounts receivable	(132,230,006)	(97,157,176)
Amounts due from a related party	6,534	(137,904)
Inventories	(63,358,285)	(32,494,523)
Prepaid expenses and other current assets	(2,134,119)	6,830,122
Other non-current assets	1,435	96,741
Bills payable	15,676,880	(12,998,869)
Accounts payable	113,429,086	6,576,382
Income taxes payable	17,835,057	2,604,368
Accrued expenses and other current liabilities	5,662,472	3,044,530
Net cash provided by (used in) operating activities	115,646,525	(31,454,995)
Cash flows from investing activities:
Purchase of time deposits	(460,292,902)	(374,481,497)
Proceeds from maturity of time deposits	231,849,776	327,121,555
Purchases of and deposits for property, plant and equipment and land use rights	(21,461,391)	(97,492,169)
Net cash used in investing activities	(249,904,517)	(144,852,111)
Cash flows from financing activities:
Proceeds from bank borrowings	503,843,151	243,045,097
Repayment of bank borrowings	(358,190,868)	(114,369,501)
Redemption of redeemable Series C convertible preferred stock	-	(1,829)
Dividends paid to Series C convertible preferred stockholders	-	(110)
Release of restricted cash as collateral for bank borrowings	5,733,852	-
Placement of restricted cash as collateral for bank borrowings	(8,173,789)	(4,775,204)
Net cash provided by financing activities	143,212,346	123,898,453
Effect of foreign currency exchange rate changes on cash and cash equivalents	2,768,948	748,869
Net increase (decrease) in cash and cash equivalents	11,723,302	(51,659,784)
Cash and cash equivalents at beginning of year	83,822,602	135,482,386
Cash and cash equivalents at end of year	95,545,904	83,822,602

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information:
Interest paid	15,413,648	3,618,679
Income taxes paid	30,742,291	28,486,820
Non-cash investing and financing activities:
Accrual for purchase of equipment	21,398,595	36,450,344

See accompanying notes to consolidated financial statements.

Note 1 – Description of business and significant concentrations and risks

China XD Plastics Company Limited (“China XD”) is a holding company that is incorporated in the U.S. State of Nevada.  China XD and its subsidiaries (collectively referred to hereinafter as the “Company”), is primarily engaged in the research and development, production and sales of modified and engineering plastics products in the People’s Republic of China (“PRC”). The plastics products, which are manufactured by the Company, are primarily for use in the fabrication of automobile parts and components and secondarily for applications in high-speed railway, airplanes and ships and consist of the following major products categories: modified polypropylene (“PP”), modified polyamide (“PA”), alloy plastics, engineering plastics, modified acrylonitrile butadiene styrene (“ABS”) and environment friendly plastics.

The Company’s operations are primarily conducted through its subsidiaries in the PRC.  The Company’s other subsidiaries in the US, the British Virgin Islands (“BVI”), and Hong Kong Special Administrative Region (“SAR”), do not have significant operations.

Sales concentration

The Company sells its products, substantially through approved distributors in the People’s Republic of China (the “PRC”).  The Company’s sales are highly concentrated.  Sales to four major distributors, which individually exceeded 10% of the Company’s revenues for the years ended December 31, 2013 and 2012, are as follows:

	Year Ended December 31,
	2013		2012
	US$	%	US$	%
Distributor A	250,722,010	24%	61,607,202	10%
Distributor B	209,351,984	20%	196,067,306	33%
Distributor C	138,079,559	13%	88,477,788	15%
Distributor D	136,035,421	13%	85,442,289	14%
Total	734,188,974	70%	431,594,585	72%

The Company expects revenues from these distributors to continue to represent a substantial portion of its revenue in the future. Any factors adversely affecting the automobile industry in the PRC or the business operations of these customers will have a material effect on the Company’s business, financial position and results of operations.

Purchase concentration

The principal raw materials used for the Company’s production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon. The Company purchases substantially all of its raw materials through three distributors.  Raw material purchases from these three suppliers, which individually exceeded 10% of the Company’s total raw material purchases, accounted for approximately 65% and 98% of the Company’s total raw material purchases for the years ended December 31, 2013 and 2012, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company’s business, financial position and results of operations.

The Company purchased equipment from a major equipment distributor, which accounted for 34.6% and 99.9% of the Company’s total equipment purchases for the years ended December 31, 2013 and 2012, respectively. A change of the supplier could cause a delay in manufacturing and a possible loss of sales, which could adversely affect the Company’s business, financial position and results of operations.  The majority owner of the equipment distributor is also the majority owner of a major raw material supplier that supplied approximately 13% and 22% of the Company’s total raw material purchases for the years ended December 31, 2013 and 2012, respectively.  In addition, the majority owner of the equipment distributor is also the majority owner of sales Distributor D presented above.

Cash concentration

Cash and cash equivalents, restricted cash and time deposits maintained at banks consist of the following:

	December 31,
	2013	2012
	US$	US$
RMB denominated bank deposits with:
Financial Institutions in the PRC	389,522,815	140,788,222
U.S. dollar denominated bank deposits with:
Financial Institution in the U.S.	84,011	18,391
Financial Institutions in the PRC	-	7,828,156
Financial Institution in Hong Kong SAR	847,559	11,287
Euro denominated bank deposits with a financial institution in Hong Kong SAR	143,890	-

The bank deposits with financial institutions in the PRC are not insured by the government authority. The bank deposits with financial institutions in the HK SAR are insured by the government authority up to HK$500,000. To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits only with large financial institutions in the PRC and HK SAR with acceptable credit rating.

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

(c) Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant items subject to such estimates and assumptions include the recoverability of the carrying amounts of property, plant and equipment, the realizability of inventories, the useful lives of property, plant and equipment, the collectability of accounts receivable, the fair values of  stock-based compensation awards, and the accruals for tax uncertainties and other contingencies.  The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(d) Foreign Currency

The Company’s reporting currency is the U.S. dollar (US$). The functional currency of China XD Plastics and its subsidiaries in the United States, BVI and Hong Kong is the US$. The functional currency of China XD’s subsidiaries in the PRC is Renminbi (RMB).

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

Time deposits represent certificates of deposit with initial terms of six or twelve months when purchased.  As of December 31, 2013 and December 31, 2012, the Company’s time deposits bear a weighted average interest rate of 3.0% and 3.1% per annum, respectively.

Cash that is restricted as to withdrawal or usage is reported as restricted cash in the consolidated balance sheets and is not included as cash and cash equivalents in the consolidated statements of cash flows.

Short-term bank deposits that are pledged as collateral for bills payable relating to purchase of raw materials are reported as restricted cash and amounted to US$3,964,518 and US$10,914,753 as of December 31, 2013 and December 31, 2012, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company. Short-term bank deposits that are pledged as collateral for letter of credit relating to purchase of raw materials are reported as restricted cash and amounted to US$2,352,280 and US$1,225,402 as of December 31, 2013 and December 31, 2012. The cash will be available for use by the Company 60 days from the issuance of the letter of credit. The cash flows from the pledged bank deposits, which relate to purchases of raw materials, are reported within cash flows from operating activities in the consolidated statements of cash flows.

Short-term bank deposits that are pledged as collateral for short-term bank borrowings are reported as restricted cash and amounted to US$7,392,173 and US$4,775,204 as of December 31, 2013 and December 31, 2012, respectively. The cash flows from such bank deposits are reported within cash flows from financing activities in the consolidated statements of cash flows.

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

(g) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method.  Work-in-progress and finish goods comprise direct materials (including purchasing, receiving and inspection costs), direct labor and an allocation of related manufacturing overhead based on normal operating capacity.

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

An appropriate allocation of depreciation expense of property, plant and equipment attributable to manufacturing activities is capitalized as part of the cost of inventory, and expensed in cost of revenues when the inventory is sold.  Costs incurred in the construction of property, plant and equipment, including an allocation of interest expense incurred, are capitalized and transferred into their respective asset category when the assets are ready for their intended use, at which time depreciation commences. Ordinary maintenance and repairs are charged to expenses as incurred, while replacements and betterments are capitalized.  When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value of the item disposed and proceeds realized thereon. For the years ended December 31, 2013 and 2012, no interest expense was capitalized as a component of the cost of construction-in-progress as the amount was inconsequential.

Land Use Rights

A land use right in the PRC represents an exclusive right to occupy, use and develop a piece of land during the contractual term of the land use right. The cost of land use right is usually paid in one lump sum at the date the right is granted. The prepayment usually covers the entire duration period of the land use right. The lump sum advance payment is capitalized and recorded as land use right and then charged to expense on a straight-line basis over the period of the right, which is normally 50 years.

Amortization expense of land use rights was US$224,587 and US$79,404 for the years ended December 31, 2013 and 2012, respectively, and is included in general and administrative expenses.

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

Products sales

Acceptance of delivery of the products by the distributors is evidenced by goods receipt notes signed by the distributors’ customers (or end users). The distributors accept the products at the time they are delivered to the distributors’ customers (or end customers).  Delivery acceptance is evidenced by signed goods receipt notes. The Company has no remaining obligations after the distributors’ acceptance of the products. Under the terms of the contracts or purchase orders between the Company and the distributors, the risks and rewards of ownership of the products is transferred to the distributor upon the signing of the goods receipt notes and the distributor has no rights to return the products (other than for defective products).  For the years ended December 31, 2013 and 2012, there were no sales returns from the customers.

The selling price, which is specified in the sales contracts or purchase orders, is fixed. Under the terms of the sales contract, upon the sale of the products to the distributors and the signing of the good receipts notes, the Company has the legal enforceable right to receive full payment of the sales price. The distributors’ obligation to pay the Company is not dependent on the distributors selling the products or collecting cash from their customers (or end customers).

The Company’s sales are net of value added tax (“VAT”) and business tax collected on behalf of tax authorities in respect of product sales. VAT and business tax collected from customers, net of VAT paid for purchases, is recorded as a liability in the balance sheet until it is paid to the tax authorities.

Service revenue

The Company provides technical assistance and consultation services to manufacturing companies. Revenue from technical support is recognized as the services are performed, which is evidenced by signed customer acceptance forms on a monthly basis.  Service revenue is recorded, net of business tax and surcharges, which is levied on the Company’s service revenues generated in the PRC at the rate of 5.6%.

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

(m) Selling, general and administrative expenses

Selling expenses represents primarily costs of payroll, benefits, commissions for sales representatives and advertising expenses.  General and administrative expenses represents primarily payroll and benefits costs for administrative employees, rent and operating costs of office premises, depreciation and amortization of office facilities, and other administrative expenses.

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

(r) Employee Benefit Plans

Pursuant to relevant PRC regulations, the Company is required to make contributions to various defined contribution plans organized by municipal and provincial PRC governments. The contributions are made for each PRC employee at rate of approximately 40% on a standard salary base as determined by local social security bureau. Contributions to the defined contribution plans are charged to the consolidated statements of comprehensive income when the related service is provided. For the years ended December 31, 2013 and 2012, the costs of the Company’s contributions to the defined contribution plans amounted to US$1,024,728 and US$623,251, respectively.

For the years ended December 31, 2013 and 2012, 80% and 60% of costs of employee benefits were recorded in general and administration expenses, respectively, with the remaining portion of costs of employee benefits in selling expenses, research and development expenses and cost of revenues each year.

The Company has no other obligation for the payment of employee benefits associated with these plans beyond the contributions described above.

(s) Stock Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the period during which the employee is required to provide service in exchange for the award, which generally is the vesting period. The amount of cost recognized is adjusted to reflect any expected forfeitures prior to vesting.  The Company recognizes compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award, provided that the cumulative amount of compensation cost recognized at any date at least equals the portion of the grant-date value of such award that is vested at that date.

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

(v) Segment reporting

The Company uses the management approach in determining reportable operating segments.  The management approach consider the internal reporting used by the Company’s chief operating decision maker for making operating decisions about the allocation of resources of the segment and the assessment of its performance in determining the Company’s reportable operating segments.  Management has determined that the Company has one operating segment, which is the modified plastics segment. Substantially all of the Company’s operations and customers are located in the PRC. Consequently, no geographic information is presented.

(w) Fair Value Measurements

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

-	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
-
Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

-
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

-	The fair value of restricted cash and time deposits as of December 31, 2013 and 2012 are categorized as Level 2 measurement.

-	The fair value of the warrants liability and the embedded derivative liability as of December 31, 2013 and 2012 are categorized as Level 3 measurement.

Except for the warrants liability and embedded derivative liability, which was measured at fair value on a recurring basis as of December 31, 2013 and 2012, the Company did not have any financial assets and liabilities or nonfinancial assets and liabilities that are measured and recognized at fair value on a recurring or nonrecurring basis as of December 31, 2013 and 2012.  Management used the following methods and assumptions to estimate the fair values of financial instruments at the balance sheet dates:

-
Short-term financial instruments, including cash and cash equivalents, restricted cash, time deposits, accounts receivable, amounts due from a related party, short-term bank loans, bills payable, accounts payable and accrued expenses and other current liabilities- carrying amounts approximate fair values because of the short maturity of these instruments.

-
Derivative liabilities- fair values are determined using an option-pricing model which considers the following significant inputs: the Company’s stock price, risk-free interest rate and expected volatility of the Company’s stock price over the term of the derivative liabilities.

Note 3 – Accounts receivable

Accounts receivable consists of the following:

	December 31,
	2013	2012
	US$	US$

Accounts receivable	282,466,580	143,991,818
Allowance for doubtful accounts	(145,761)	(148,054)
Accounts receivable, net	282,320,819	143,843,764

As of December 31, 2013 and 2012, the accounts receivable balances also include notes receivable in the amount of US$7,481,629 and US$927,390, respectively. As of December 31, 2013 and 2012, US$133,778,940 and US$95,338,947 respectively of accounts receivable are pledged for the short-term bank loans.

The movements of the allowance for doubtful accounts are as follows:

	Year ended December 31,
	2013	2012
	US$	US$

Balance at the beginning of the year	(148,054)	(113,824)
Additions charged to bad debt expense	-	(34,491)
Reversal of bad debt allowance	2,293	-
Write off of accounts receivable	-	261
Balance at the end of the year	(145,761)	(148,054)

Note 4 – Inventories

Inventories consist of the following:

	December 31,
	2013	2012
	US$	US$

Raw materials	135,120,514	70,672,300
Work in progress	2,551,621	110,964
Finished goods	7,213,553	7,479,807
Total inventories	144,885,688	78,263,071

There were no write down of inventories during the years ended December 31, 2013 and 2012.

Note 5 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2013	2012
	US$	US$

Advances to suppliers	920,277	4,355,607
Value added taxes receivables	3,924,767	311,793
Interest receivable	2,405,666	1,145,244
Other	1,167,433	277,588
Total prepaid expenses and other current assets	8,418,143	6,090,232

Prior to February 2013, the Company paid deposits to domestic and international suppliers for the principal raw materials ordered. The Company made advanced orders of raw materials based upon (1) the demand and supply situation in the raw materials market and (2) the forecasted demand of products. Starting from March 2013, the Company switched to 30 days credit terms for purchases from its domestic suppliers.  All advances to suppliers as of December 31, 2013 are related to the purchase of raw materials, which were subsequently received by the Company in February 2014.

Interest receivable mainly represents interest income earned from time deposits and restricted cash.

Other mainly includes other prepaid expenses and staff advances.

Note 6 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	December 31,
	2013	2012
	US$	US$
Machinery, equipment and furniture	209,921,805	193,999,396
Motor vehicles	1,580,877	1,438,596
Workshops and buildings	62,217,256	40,357,145
Construction in progress	4,807,666	10,471,463
Total property, plant and equipment	278,527,604	246,266,600
Less: accumulated depreciation	(44,685,869)	(22,486,467)
Property, plant and equipment, net	233,841,735	223,780,133

Depreciation expense on property, plant and equipment was allocated to the following expense items:

	Year ended December 31,
	2013	2012
	US$	US$
Cost of revenues	18,578,088	9,363,351
General and administrative expenses	958,976	232,576
Research and development expenses	1,659,072	1,029,706
Total depreciation expense	21,196,136	10,625,633

Note 7 – Short-term loans

		December 31,
		2013	2012
		US$	US$

Unsecured loans		169,027,897	65,970,048
Loans secured by accounts receivable		100,434,445	72,229,981
Loans secured by bank deposits		36,960,867	23,876,021

Total short-term bank loans	(a)	306,423,209	162,076,050

Interest-free loan secured by land use rights	(b)	8,259,411	-

Total short-term loans		314,682,620	162,076,050

(a)
As of December 31, 2013 and December 31, 2012, the Company’s short-term bank loans bear a weighted average interest rate of 5.9% and 6.1% per annum, respectively. All short-term bank loans mature at various times within one year and contain no renewal terms.

As of December 31, 2013, the Company had total lines of credit with remaining terms less than 12 months of RMB2,671 million (US$441.2 million), of which RMB816.1million (US$134.8 million) was unused. Other than US$48.5 million line of credit from a bank in Hong Kong SAR, the remaining lines of credit are from PRC banks in Harbin, Heilongjiang province. Certain lines of credit contain financial covenants such as total stockholders’ equity, debt asset ratio, current ratio, contingent liability ratio and net profit. As of December 31, 2013, the Company has met these financial covenants.

(b)
On April 11, 2013, the Company obtained a one-year interest-free loan in the amount of RMB50 million (equivalent to US$8 million) from a company affiliated with the People’s Government of Shunqing District, Nanchong City, Sichuan Province (“Shunqing Government”). The loan was issued to support the Company’s construction of a production plant in Sichuan. The loan will be secured by a land use right to be granted to the Company in connection with the construction.

Note 8 – Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

		December 31,
		2013		2012
	$	US	$	US
Payables for purchase of property, plant and equipment		44,510,678		30,029,901
Accrued freight expenses		5,010,341		499,607
Others		6,371,985		3,913,475
Total accrued expenses and other current liabilities		55,893,004		34,442,983

Others mainly represent non income tax payables, accrued interest expenses, accrued payroll and employee benefits, and other accrued miscellaneous operating expenses.

Note 9 – Related party transactions

The Company entered into related party transactions with Harbin Xinda High-Tech Co., Ltd. (“Xinda High-Tech”), an entity controlled by the wife of Mr. Han, the chief executive officer and controlling stockholder of the Company, Mr. Han and Mr. Han’s son.  The significant related party transactions are summarized as follows:

The significant related party transactions are summarized as follows:

		Year Ended December 31,
		2013	2012
		US$	US$
Costs and expenses resulting from transactions with related parties:
Rental expenses for plant and office space	(a)	801,715	634,457

The balance due from a related party is summarized as follows:

		December 31,
		2013	2012
		US$	US$
Amounts due from a related party:
Prepaid rent expenses to Xinda High-Tech	(a)	225,752	219,360

(a)	The Company rents the following plant and office buildings in Harbin, Heilongjiang province from Xinda High-Tech:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Plant and office building	20,250	666,901	Between May 1, 2012 and December 31, 2013
Office building	250	8,133	Between January 1, 2012 and December 31, 2013
Office building	3,394	110,415	Between May 1, 2012 and April 30, 2013
Office building	3,394	110,415	Between May 1, 2013 and December 31, 2013
Office building	23,894	777,316	Between January 1, 2014 and December 31, 2018

The Company also rents a facility of approximately 3,134 square meters in Harbin, Heilongjiang province from Mr. Han’s son for an annual rental fee of RMB100,000 (approximately US$16,266).  The period of the lease is from January 1, 2013 to December 31, 2013.

Total rental expenses paid or payable to Xinda High-Tech and Mr. Han’s son amounted to US$801,715 and US$634,457 during the years ended December 31, 2013 and 2012, respectively.

Note 10 – Income Taxes

China XD, Favor Sea (US) Inc. (“Favor Sea (US)”) and Xinda Holding (HK) US Sub Inc. (“Xinda US)”) (collectively referred to as the “U.S. Entities”) are each subject to a tax rate of 34% and file separate U.S. federal income tax returns. In 2013, as a result of an internal reorganization, all assets and liabilities, business and employees of Favor Sea (US) were transferred to Xinda US.  Favor Sea US was liquidated after the transfer.

Under the current laws of the British Virgin Island (“BVI”), Favor Sea Limited (“Favor Sea BVI”), a subsidiary of China XD, is not subject to tax on its income or capital gains.

No provision for Hong Kong Profits Tax was made for Xinda Holding (HK) Co., Ltd. (“Xinda HK”), formerly known as Hong Kong Engineering Plastics Co., Ltd.,  and Xinda (HK) International Trading Co., Ltd. (“Xinda Trading”), as they did not have any assessable profits arising in or derived from Hong Kong for any of the periods presented.

The Company’s PRC subsidiaries file separate income tax returns in the PRC.  Effective from January 1, 2008, the PRC statutory income tax rate is 25% according to the Corporate Income Tax (“CIT”) Law which was passed by the National People’s Congress on March 16, 2007.

Pursuant to an approval from the local tax authority in July 2013, Sichuan Xinda Enterprise Group Co., Ltd. (“Sichuan Xinda Group”), a subsidiary of China XD, became a qualified enterprise located in the western region of the PRC, which entitled it to a preferential income tax rate of 15% from January 1, 2013 to December 31, 2020.

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

China XD’ earnings from its PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to its plan to indefinitely reinvest its earnings in the PRC, the Company has not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of US$383,294,864 and US$233,401,460 as of December 31, 2013 and 2012, respectively. It is not practicable to estimate the amounts of unrecognized deferred income tax liabilities thereof.

The components of income before income taxes are as follows:

	Year Ended December 31,
	2013	2012
	US$	US$
U.S.	(4,768,725)	625,840
BVI	(7,685)	(4,208)
Hong Kong	(815,408)	(568,268)
PRC, excluding Hong Kong	186,127,783	115,330,576
Total income before income taxes	180,535,965	115,383,940

The Company’s income tax expense (benefit) recognized in the consolidated statements of comprehensive income consists of the following:

	Year Ended December 31,
	2013	2012
	US$	US$
Current income tax expense - PRC	47,559,763	31,091,188
Current income tax expense - US	1,017,585	-
Deferred income tax benefit - PRC	(1,880,228)	(1,574,995)
Total income tax expense	46,697,120	29,516,193

The effective income tax rate based on income tax expense and income before income taxes reported in the consolidated statements of comprehensive income differs from the PRC statutory income tax rate of 25% due to the following:

	Year Ended December 31,
	2013	2012
	(in percentage to income before income taxes)

PRC statutory income tax rate	25%	25%
Increase (decrease) in effective income tax rate resulting from:
Tax rate differential on entities not subject to PRC income tax	(0.1)%	0.2%
Non-deductible expenses (non-taxable income):
Change in fair value of warrants liability	0.0%	(0.8)%
Entertainment expenses exceeding allowable limit	0.1%	0.0%
Share-based compensation	0.7%	0.4%
Preferential tax rate	(0.7)%	(0.0)%
Change in valuation allowance	(0.0)%	(0.4)%
Others	0.9%	1.2%
Effective income tax rate	25.9%	25.6%

The principal components of the Company’s deferred income tax assets and deferred income tax liabilities are as follows:

	December 31,
	2013	2012
	US$	US$

Deferred income tax assets:
Tax loss carryforwards	73,182	556,677
Less: valuation allowance	(73,182)	(556,677)
Deferred income tax assets, net	-	-

Deferred income tax liabilities:
Net assets of Research Institute granted to Research Center	3,134,131	3,588,868
Property, plant and equipment	16,294,575	17,145,091
Total deferred income tax liabilities	19,428,706	20,733,959

The Research Institute was established with a registered capital of approximately US$0.4 million in 2007.  The Research Institute provided research and development services to the Company’s ultimate end customers.  In December 2010, for tax purposes and because the Research Institute could not meet the Company’s development needs, the Company dissolved the Research Institute and formed a new legal entity, Harbin Xinda Macromolecule Material Research Center Co., Ltd. (the “Research Center”).  Based on applicable regulations promulgated by the local Civil Affairs Bureau, only the local government has the authority for the distribution of the assets of the Research Institute upon liquidation.  Therefore, the Company dissolved the Research Institute by distributing the net assets of the Research Institute in the amount of US$84.0 million to the local government. The difference between the net assets in the amount of US$84.0 million and the amount of the initial registered capital of US$0.4 million represents undistributed accumulated profit generated by the Research Institute from its inception date to its liquidation date.  Simultaneously, the local government granted the net assets back to the Research Center, the newly established subsidiary of Harbin Xinda in December 2010. The Research Center was established with a registered capital of approximately US$0.5 million funded by cash.  A loss equal to the net assets of the Research Institute distributed to the local government was recognized in other expenses and a government grant for the receipts of the same assets back from the local government was recognized as other income in the consolidated statements of comprehensive income. Pursuant to the local tax regulations, the net assets granted to the Research Center are not subject to income tax to the extent the Research Center spends a total of US$84.0 million in five years from the date of grant.  The expenditures of US$84.0 million will not be deductible for income tax purposes.  As a result, the Company recognized a deferred income tax liability in the amount of US$21.5 million in connection with the net assets granted to the Research Center as of December 31, 2010.  To the extent that the Company has spent on research and development equipment during the five years from the date of grant, deferred income tax liabilities relating to the net assets of Research Institute granted to Research Center will be reclassified to deferred income tax liabilities relating to property, plant and equipment, and recognized in profit or loss over the useful life of the asset.

The movements of the valuation allowance are as folllows:

	Year ended December 31,
	2013	2012
	US$	US$

Balance at the beginning of the year	556,677	1,005,361
Expiration due to liquidation	(437,762)	-
Additions of valuation allowance	72,305	41,110
Reduction of valuation allowance	(118,038)	(489,794)
Balance at the end of the year	73,182	556,677

The valuation allowance as of December 31, 2013 and 2012 was primarily provided for the deferred income tax assets of certain US Entities, which were at cumulative loss positions. As of December 31, 2013, for U.S. federal income tax purposes, the Company had tax loss carryforwards of US$215,240, of which US$2,581 and US$212,659 would expire by 2032 and 2033, respectively, if unused.  In view of the cumulative losses for the entities concerned, full valuation allowances were provided against their deferred income tax assets as of December 31, 2013 and 2012, which in the judgment of the management, are not more likely than not to be realized.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the year ended December 31, 2013 is as follows:

Year ended December 31, 2013
US$
Balance at beginning of year	-
Increase related to current year tax positions	8,807,490
Balance at end of year	8,807,490

US$6,690,841 of unrecognized tax benefits as of December 31, 2013, if recognized, would affect the effective tax rate. No interest and penalty expenses were recorded for the year ended December 31, 2013. US$8,224,057 of unrecognized tax benefits were included in income taxes payable. US$583,433 of unrecognized tax benefit were presented as a reduction of the deferred income tax assets for tax loss carryforwards since the uncertain tax position would reduce the tax loss carryforwards under the tax law. The unrecognized tax benefits represent the estimated income tax expenses the Company would be required to pay, should the income tax rate used, taxable income and deductible expenses for tax purpose recognized in accordance with tax laws and regulations. The company is currently unable to provide an estimate of a range of the total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.

The tax returns of the U.S. Entities are subject to U.S. federal income tax examination by tax authorities for the years from 2011 to 2013.  According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent.  The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than US$15,000.  In the case of transfer pricing issues, the statute of limitations is ten years.  There is no statute of limitations in the case of tax evasion.  The tax returns of the Company’s PRC subsidiaries for the years from 2011 to 2013 are open to examination by the PRC tax authorities.

Note 11 – Common Stock

Pursuant to the amended Article of Incorporation dated March 12, 2009, the Company’s authorized share capital is 550,000,000 shares, consisting of 500,000,000 shares of common stock (US$0.0001 par value), and 50,000,000 shares of all classes of preferred stock (US$0.0001 par value).

Note 12 – Preferred Stock

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

The significant terms of Series D Preferred Stock are as follows:

(i) Conversion

The holders of the Series D Preferred Stock have the right to convert all or any portion of their holdings into common stock at a price of US$6.25 per share from January 1, 2012 through February 4, 2019, subject to adjustments for stock splits, combinations, dividends or distributions of common stock, merger and reorganization. In addition, if the Company achieves net income as adjusted to exclude (i) all extraordinary or non-recurring gains or losses for the relevant period, (ii) all gains or losses derived from any business operation other than the principal business of the Company or otherwise derived outside the ordinary course of business of the Company for the relevant period, and (iii) all gains or losses attributable to the Series D Preferred Stock (“Actual Profit”), at least RMB360 million, RMB520 million and RMB800 million in 2011, 2012 and 2013, respectively, each outstanding Series D Preferred Stock will be converted into common stock from September 28, 2014 upon the delivery of a written notice from the Company to the holders of Series D Preferred Stock. The Company determined that there was no embedded beneficial conversion feature attributable to the Series D Preferred Stock at the commitment date since the initial conversion price of the Series D Preferred Stock was greater than the price of China XD’s common stock.

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

(iv) Liquidation preference

In the event of the liquidation, dissolution or winding-up of the affairs of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of Series D Preferred Stock then outstanding shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of shares of common stock by reason of their ownership thereof, but after any payment shall be made to the holders of any Series B preferred stock by reason of their ownership thereof, with respect to each share of Series D Preferred Stock, an amount equal to the greater of (i) an amount per share that would yield a total internal rate of return of 15% on the Series D Original Issuance Price, taking into account all cash dividends and/or distributions paid by the Company and received by the holder in respect of his or her share of Series D Preferred Stock (the IRR Price); and (ii) an amount per share as would have been payable had all shares of Series D Preferred Stock been converted into the Company’s common stock pursuant to a voluntary conversion or a mandatory conversion immediately prior to such Liquidation (without taking into account any limitations or restrictions on the convertibility of the shares of Series D Preferred Stock).

(v) Redemption

Upon the occurrence of a triggering event as defined below, the holders of the Series D Preferred Stocks have the option to redeem the Series D Preferred Stock at a price equal to the IRR Price (the “Redemption Price”), by delivery of written notice to the Company (the “Redemption Request”) at least 6 months prior to the proposed date of redemption (the “Redemption Date”).

A triggering event means any of the following events: (I) the occurrence of any of the following: (i) the Actual Profit for the Financial Year ended December 31, 2011 is less than RMB360 million, or (ii) the Actual Profit for the Financial Year ended December 31, 2012 is less than RMB468 million, or (iii) the Actual Profit for the Financial Year ending December 31, 2013 is less than RMB608 million, which Actual Profit target has been removed pursuant to the Restated Certificate of Designation filed as of January 27, 2014 (such targets under (I) collectively, the “Actual Profit Targets”); (II) any breach by any of the Company, XD Engineering Plastics and Mr. Han (the “Principal Stockholders”) of any representation, warranty, covenant or other agreement in the Securities Purchase Agreement, the Certificate of Designation, the Registration Rights Agreement, the Stockholders’ Agreement, the Pledge Agreement and the Indemnification Agreements (collectively, the “Transaction Document”) that (i) in the case of a breach of a covenant or agreement that is curable, has remained uncured for 30 days after the holder of Series D Preferred Stock has given written notice of such breach to the Company’ Principal Stockholders and (ii) has had or could reasonably be expected to have a material adverse impact on (a) the business, operations, properties, financial position (including any material increase in provisions), earnings or condition of the Company, or (b) the value, marketability or liquidity of the Series D Preferred Stock taking into account any remedies already sought and received in connection with such breach; or (III) the commencement by the Company or any other member of the Company of any bankruptcy, insolvency, reorganization or of any other case or proceeding to be adjudicated a bankruptcy or insolvency, or the consent by it to the entry of a decree or order for relief in respect of the Company or any other member of the Company in an involuntary case; or the appointment of a custodian, receiver, liquidator, assignee, trustee, sequestrator other similar officials of the Company or any other member of the Company for the winding up or liquidation of its affairs.

If any shares of Series D Preferred Stock remain outstanding on February 4, 2019, the holders of such shares shall require the Company to redeem each share of Series D Preferred Stock at a price equal to the IRR Price (the “Mandatory Redemption Price”) no later than six months after the Original Maturity Date.

As of December 31, 2013, the Company concluded that it has met the Actual Profit Targets and that it is not probable any of the triggering events has occurred or is expected to occur. In addition, the Company concluded that it has met the performance target of RMB360 million, RMB520 million and RMB800 million in 2011, 2012 and 2013, respectively and accordingly it has the right to request the conversion of Series D Preferred Stock into common stock.  As a result, it was not probable that the Series D Preferred Stock is redeemable as of December 31, 2013. Therefore no changes in the redemption value were recognized during 2013. The Company will assess the probability of whether the Series D Preferred Stock is redeemable at each reporting period end.

Pursuant to the Stockholders’ Agreement between MSPEA and the Principal Stockholders, if the Company shall at any time issue or sell any shares of common stock or equity securities, other than an issuance or sale in an exempted issuance, at a price per share, or in the case other equity securities exchangeable or convertible into shares of common stock, at a conversion or exercise price for a share of common stock (in each case, the “New Issue Price”) that is less than the then effective conversion price of Series D Preferred Stock, the holders of Series D Preferred Stock shall have the right to purchase from the Principal Stockholders, and Principal Stockholders shall sell and transfer to the holders of Series D Preferred Stock, at par value per share, a number of shares of common stock that is equal to (i) the number of shares of common stock that the Series D Preferred Stock held by the holders of Series D Preferred Stock would have been convertible into as if the then effective conversion price is equal to the New Issue Price, minus (ii) the number of shares of common stock that the outstanding Series D Preferred Stock held by the holders of Series D Preferred Stock are convertible into under the then effective conversion price. The exempted issuance refers to (a) any issuance of common stock upon the conversion of the Series D Preferred Stock; (b) the conversion, exercise or exchange of options, warrants or convertible securities of the Company that are outstanding and have been fully disclosed to MSPEA as of September 28, 2011; (c) any issuance of shares of common stock or options to employees, officers, directors or other service providers of the Company pursuant to any stock or option plan duly approved for such purpose including the board of directors; (d) any issuance of common stock, options, warrants or convertible securities of the Company pursuant to acquisitions or other strategic transactions, in each case approved by the board of directors and (e) any issuance of adjustment shares that the Principal Stockholders shall sell and transfer to the holders of Series D Preferred Stock if the Company is unable to achieve the Actual Profit as defined below.

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

The holders of Series D Preferred Stock have an option to purchase common stock at par value from the Principal Stockholders if the Company is unable to achieve the Actual Profit of RMB360 million, RMB520 million and RMB800 million in 2011, 2012 and 2013, respectively. The number of common stock to be purchased is based on a pre-set formula as specified in the Stockholders’ Agreement.

The Stockholders’ Agreement was an inducement made to facilitate the investment in the Series D Preferred Stock on behalf of the Company. Therefore, the fair value of the options issued by the Principal Stockholders to the holders of the Series D Preferred Stock was recognized as additional paid-in capital and reflected as a reduction of the proceeds allocated to the Series D Preferred Stock. As of September 28, 2011, the fair value of the options was determined to be US$1,501,000 based on the Company’s common stock price on September 28, 2011, and the probability of the Company’s future financial projection and the expected volatility of the Company’s common stock.

Note 13 – Warrants

In connection with the issuance of Series C preferred stock on December 1, 2009, the Company also issued Series A investor warrants to purchase a total of 1,320,696 shares of common stock at an exercise price of US$5.50 per share with a five-year term, and Series B investor warrants to purchase a number of common stock subject to certain limitations, at an exercise price of US$0.0001 with a five-year term.  Series B investor warrants were expired on June 10, 2010.  The Company also issued Series A placement agent warrants to purchase a total of 117,261 shares of common stock at an exercise price of US$5.50 per share, with a five-year term to a third party as part of the placement fee.  The exercise price of the Series A investor warrants was adjusted to US$4.90 per share in connection with the common stock direct offering on October 4, 2010.

In connection with the common stock direct offering on October 4, 2010, the Company issued Series C investor warrants to purchase a total of 1,666,667 shares of common stock at an exercise price of US$6.00 per share.  The warrants are exercisable for a period between April 8, 2011 and October 14, 2011.  The Company also issued Series C placement agent warrants to purchase 166,667 shares of common stock at an exercise price of US$7.50 per share to a third party as part of the placement fee.  The warrants expired on July 6, 2013.

Pursuant to the agreements of the Series A investor warrants, if the Company issues its common stock for a consideration per share less than the exercise price of the Series A investor warrants, the exercise price of the Series A investor warrants shall be reduced to the lower issuance price.  Also, if the Company grants any options or other securities convertible to its common stock for which the exercise or conversion price is less than the exercise price of the Series A investor warrants, the exercise price of the Series A investor warrants shall be reduced to the lowest exercise or conversion price.  The holders of the Series A placement agent warrants have the same down-round protection as the holders of the Series A investor warrants.  The Company’s Series A investor warrants and Series A placement agent warrants with down-round protection are not considered indexed to a company’s own stock under ASC Subtopic 815-40, Contracts in Entity’s Own Equity, and accordingly are accounted as derivatives.

The Company also determined that the  Series C placement agent warrants are derivatives because the warrants require a net cash settlement if the Company fails to cause the transfer agent to timely transmit to the warrant holders a certificate or certificates representing the shares of common stock upon exercise.

Accordingly, the Company accounted for these warrants at fair value with changes in fair value recorded in earnings at each reporting period.

The following is a summary of the outstanding and exercisable warrant balance:

As of December 31, 2013:

Warrants	Exercise Price	Number of Warrants Outstanding	Remaining Contractual Life
	US$		Years
Series A investor warrants	4.9	1,320,696	0.92
Series A placement agent warrants	5.5	117,261	0.92
Total		1,437,957

As of December 31, 2012:

Issuance Date	Exercise Price	Number of Warrants Outstanding	Remaining Contractual Life
			Years
Series A investor warrants	4.9	1,320,696	1.92
Series A placement agent warrants	5.5	117,261	1.92
Series C placement agent warrants	7.5	166,667	0.52
		1,604,624

The fair values of these warrants were calculated using the Black-Scholes option-pricing model with the following assumptions:

As of December 31, 2013:

	Series A Investor Warrants	Series A Placement Agent Warrants
Volatility	28.9%	28.9%
Expected dividends yield	0%	0%
Fair value of underlying common stock (per share)	5.26	5.26
Risk-free interest rate (per annum)	0.16%	0.16%

As of December 31, 2012:

	Series A investor warrants	Series A placement agent warrants	Series C placement agent warrants

Volatility	48.8%	48.8%	77.4%
Expected dividends yield	0%	0%	0%
Fair value of underlying common stock (per share)	3.82	3.82	3.82
Risk-free interest rate (per annum)	0.26%	0.26%	0.12%

The changes in the fair value of warrants during the years presented is as follow:

	Series A investor warrants	Series A placement agent warrants	Series C placement agent warrants	Total
	US$	US$	US$	US$

As of January 1, 2012	3,437,899	285,727	139,301	3,862,927
Change in fair value	(2,522,710)	(219,650)	(111,817)	(2,854,177)
As of December 31, 2012	915,189	66,077	27,484	1,008,750
Change in fair value	89,721	(7,586)	(27,484)	54,651
As of December 31, 2013	1,004,910	58,491	-	1,063,401

On July 6, 2013, 166,667 Series C Placement Agent Warrants expired.

Note 14 – Stock based compensation

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

Nonvested shares

On August 7, 2010, the Company’s Board of Directors approved the grant of 99,856 nonvested shares to four independent directors, two directors and certain executive officers and employees.  19,856 shares vested on February 7, 2011 and 80,000 shares vested on August 6, 2013.

On October 24, 2011, the Company’s Board of Directors approved the grant of 26,405 nonvested shares to four independent directors, all vested on April 24, 2012.

On August 7, 2012, the Company’s Board of Directors approved the grant of (i) 230,000 nonvested shares to certain executive officers and employees which vest will vest on August 6, 2015, (ii) 225,000 nonvested shares to 15 consultants which vested on February 7, 2013, and (iii) 10,000 nonvested shares to a former employee which vested on the date of grant.

On May 8, 2013, the Company’s Board of Directors approved the grant of 26,361 nonvested shares to three independent directors, all of which vested on November 8, 2013.

On August 7, 2013, the Company’s Board of Directors approved the grant of (i) 192,370 nonvested shares to certain executive officers and employees which will vest on August 7, 2016; (ii) 674,205 nonvested shares to 17 consultants and two independent directors which vested on February 7, 2014.

A summary of the nonvested shares activity for the years ended December 31, 2013 and 2012 is as follows:

	Number of Nonvested Shares	Weighted Average Grant date Fair Value
		US$
Outstanding as of December 31, 2011	106,405	6.03
Granted	465,000	4.41
Vested	(36,405)	4.39
Forfeited	(22,000)	6.37
Outstanding as of December 31, 2012	513,000	4.66
Granted	892,936	4.52
Vested	(311,361)	4.74
Forfeited	(4,000)	4.37
Outstanding as of December 31, 2013	1,090,575	4.89
Expected to vest as of December 31, 2013	1,090,575	4.89

The total fair value of shares vested during the years ended December 31, 2013 and 2012 was US$1,499,941 and US$159,754 respectively.

The Company recognized US$3,630,565 and US$1,098,795 of compensation expense in general and administrative expenses relating to nonvested shares for the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, there was US$1,973,931 of total unrecognized compensation cost relating to nonvested shares, which is to be recognized over a weighted average period of 0.93 years.

Stock options

On August 7, 2010, the Company’s Board of Directors approved the grant of stock options to purchase 445,500 shares of the Company’s common stock to two directors and certain executive officers and employees at an exercise price of US$8.01. The options vest over a three-year period beginning on each anniversary of the date of grant. One-third of the options expired on August 7, 2011, 2012 and 2013, respectively.

A summary of stock options activity for the years ended December 31, 2013 and 2012 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price US$
Outstanding as of December 31, 2011	297,000	8.01
Expired	(148,500)	8.01
Outstanding as of December 31, 2012	148,500	8.01
Expired	(148,500)	8.01
Outstanding as of December 31, 2013	-	-

The Company recognized US$127,215 and US$294,460 of share-based compensation expense in general and administration expenses relating to stock options for the years ended December 31, 2013 and 2012, respectively.

Note 15 – Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Year Ended December 31,
	2013	2012
	US$	US$
Numerator:
Net income	133,838,845	85,867,747
Less: Dividends to Series C convertible preferred stockholders	-	(110)
Net income available to the Company’s stockholders	133,838,845	85,867,637
Less:
Earnings allocated to participating Series C convertible preferred stock	-	(478)
Earnings allocated to participating Series D convertible preferred stock	(33,229,887)	(21,527,155)
Earnings allocated to participating nonvested shares	(1,347,073)	(364,965)
Net income for basic and diluted earnings per share	99,261,885	63,975,039

Denominator:
Denominator for basic and diluted earnings per share	47,794,028	47,549,275
Earnings per share:
Basic and diluted	2.08	1.35

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the years ended December 31, 2013 and 2012, because their effects are anti-dilutive:

	Year ended December 31,
	2013	2012

Shares issuable upon conversion of Series D convertible preferred stocks	16,000,000	16,000,000
Shares issuable upon exercise of Series A investor warrant	1,320,696	1,320,696
Shares issuable upon exercise of Series A placement agent warrant	117,261	117,261
Shares issuable upon exercise of Series C placement agent warrant	-	166,667
Shares issuable upon exercise of stock options	-	148,500

Note 16 – Statutory reserves

Under PRC rules and regulations, all subsidiaries of China XD in the PRC are required to appropriate 10% of their net income, as determined in accordance with PRC accounting rules and regulations, to a statutory surplus reserve until the reserve balance reaches 50% of their registered capital.  The appropriation to this statutory surplus reserve must be made before distribution of dividends to China XD can be made.  The statutory reserve is non-distributable, other than during liquidation, and can be used to fund previous years losses, if any, and may be converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently outstanding, provided that the remaining balance of the statutory reserve after such issue is not less than 25% of the registered capital.

For the years ended December 31, 2013 and 2012, China XD’ subsidiaries in the PRC made appropriations to the reserve fund of RMB30,075,331 (equivalent to US$4,892,127) and  RMB3,737,172 (equivalent to US$599,858) respectively. As of December 31, 2013 and 2012, the accumulated balance of the statutory surplus reserve was RMB54,674,214 (equivalent to US$8,893,442) and RMB24,598,883 (equivalent to US$3,948,393) respectively.

Note 17 – Commitments and contingencies

(1)	Lease commitments

Future minimum lease payments under non-cancellable operating leases agreements as of December 31, 2013 were as follows.  The Company’s leases do not contain any contingent rent payments terms.

US$
Years ending December 31,
2014	1,091,533
2015	1,076,662
2016	947,616
2017	795,001
2018 and thereafter	732,856

Rental expenses incurred for operating leases of plant and equipment and office spaces were US$1,042,894 and US$711,310 in 2013 and 2012, respectively. There are no step rent provisions, escalation clauses, capital improvement funding requirements, other lease concessions or contingent rent in the lease agreements. The Company has no legal or contractual asset retirement obligations at the end of leases. The company’s leases do not contain any contingent rent payments terms.

(2)	Plant construction

Pursuant to the agreement with Harbin Shengtong Engineering Plastics Co. Ltd. (“Harbin Shengtong”), the Company has a remaining commitment of RMB83.9 million (equivalent to US$13.9 million) as of December 31, 2013, for the acquisition of the land use rights and a plant consisting of five workshops and a building (the “Project”) in Harbin upon completion in exchange for a total consideration of RMB470 million (approximately US$77.6 million) in cash. Harbin Shengtong is responsible to complete the construction of the plant and workshops according to the Company’s specifications.  Once the Project is fully completed and accepted by the Company, Harbin Shengtong shall transfer titles of various rights under the Project to the Company.  As of December 31, 2013, five workshops and the main building were completed and placed into the service by the Company.  The titles of the five workshops, the building and the related land use rights are expected to be transferred to the Company once the construction of certain ancillary facilities of the Project is completed in the second quarter of 2014.

On March 8, 2013, Xinda Holding (HK) Company Limited (“Xinda Holding (HK)”), a wholly owned subsidiary of the Company, entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion (equivalent to US$297 million) in property, plant and equipment and approximately RMB0.6 billion (equivalent to US$99 million) in working capital, for the Construction of Sichuan Plant.

Note 18 – Revenues

Revenues consist of the following:

	Year Ended December 31,
	2013	2012
	US$	US$
Product sales
PP	287,629,793	284,290,650
PA	183,640,747	48,944,960
Alloy plastics	124,645,192	37,762,512
Engineering plastics	264,428,369	124,502,433
ABS	32,595,809	24,701,785
Environment friendly plastics	155,470,335	72,077,731
Service revenue	1,981,156	7,538,897
Others	424,963	-
Total revenues	1,050,816,364	599,818,968

Note 19 – Subsequent Events

On January 24, 2014, Favor Sea Limited (the “Note Issuer”), a wholly-owned subsidiary of the Company, priced its international offering of guaranteed senior notes, which represents US$150 million principal of 11.75% guaranteed senior notes due 2019 (the “Notes”).  The Notes have been listed and quoted on the Singapore Stock Exchange on February 5, 2014.  The Company intends to use the net proceeds from the offering for repayment of indebtedness incurred by its PRC subsidiaries, for capital expenditure on the construction of production base in Sichuan and for general corporate purposes.  The Notes are guaranteed on a senior basis by China XD and Xinda Holding (HK) Company Limited, a wholly-owned subsidiary of the Company (the “Subsidiary Guarantor”). The Notes are secured by a pledge of the shares of the Note Issuer and the Subsidiary Guarantor.

On January 27, 2014, China XD filed an Amended and Restated Certificate of Designation, Preferences and Rights of Series D Junior Convertible Preferred Stock of the Company (the “Restated Certificate of Designation”) with the Secretary of State of the State of Nevada to, among other things, amend the maturity date of Series D junior convertible preferred stock of China XD (the “Series D Preferred Stock”) to February 4, 2019 and remove the 2013 Actual Profit target of RMB 608 million of the Company as a trigger for the holders of Series D Preferred Stock to require the Company to redeem all or a portion of the outstanding shares of the Series D Preferred Stock.