Form 10-Q
period 2014-03-31
China XD Plastics Co Ltd
filed 2014-05-14
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 9, 2014, the registrant had 48,679,773 shares of common stock, par value US$0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	170,415,179	95,545,904
Restricted cash	25,221,993	13,708,971
Time deposits	324,142,591	281,343,641
Accounts receivable, net	185,946,834	282,320,819
Amounts due from related parties	39,727	225,752
Inventories	237,065,510	144,885,688
Prepaid expenses and other current assets	26,589,597	8,418,143
Total current assets	969,421,431	826,448,918
Property, plant and equipment, net	224,162,174	233,841,735
Land use rights, net	12,066,715	12,457,001
Other non-current assets	6,901,965	3,158,974
Total assets	1,212,552,285	1,075,906,628

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCKS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loans	241,427,485	314,682,620
Bills payable	52,281,063	25,604,176
Accounts payable	137,428,176	122,457,396
Income taxes payable	7,077,908	18,631,698
Warrant liability	1,226,140	1,063,401
Accrued expenses and other current liabilities	52,436,449	55,893,004
Total current liabilities	491,877,221	538,332,295
Long-term bank loans	27,347,018	-
Notes payable	148,431,718	-
Income taxes payable	8,317,267	8,224,057
Deferred income tax liabilities	18,439,327	19,428,706
Total liabilities	694,412,551	565,985,058

Redeemable Series D convertible preferred stock	97,576,465	97,576,465
Stockholders’ equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 48,570,338 shares and 47,896,133 shares issued, 48,549,338 shares and 47,875,133 shares outstanding as of March 31, 2014 and December 31, 2013, respectively	4,856	4,789
Treasury stock, 21,000 shares at cost	(92,694)	(92,694)
Additional paid-in capital	76,752,440	76,341,659
Retained earnings	333,043,388	311,047,337
Accumulated other comprehensive income	10,855,179	25,043,914
Total stockholders’ equity	420,563,269	412,345,105
Commitments and contingencies	-	-
Total liabilities, redeemable convertible preferred stocks and stockholders’ equity	1,212,552,285	1,075,906,628

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Period Ended March 31,
	2014	2013
	US$	US$

Revenues	223,580,675	170,967,571
Cost of revenues	(176,932,337)	(141,811,440)
Gross profit	46,648,338	29,156,131

Selling expenses	(122,328)	(62,774)
General and administrative expenses	(3,796,364)	(3,483,915)
Research and development expenses	(8,630,734)	(5,010,919)
Total operating expenses	(12,549,426)	(8,557,608)

Operating income	34,098,912	20,598,523

Interest income	3,035,365	1,069,604
Interest expense	(8,579,977)	(2,935,986)
Foreign currency exchange gains (losses)	(479,190)	489,193
Government grant	1,311,239	208,919
Change in fair value of warrant liability	(162,739)	20,324
Total non-operating expense, net	(4,875,302)	(1,147,946)

Income before income taxes	29,223,610	19,450,577

Income tax expense	(7,227,559)	(4,999,722)

Net income	21,996,051	14,450,855

Earnings per common share:
Basic and diluted	0.34	0.23

Net Income	21,996,051	14,450,855

Other comprehensive income (loss)
Foreign currency translation adjustment, net of nil income taxes	(14,188,735)	881,276

Comprehensive income	7,807,316	15,332,131

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Period Ended March 31,
	2014	2013
	US$	US$
Cash flows from operating activities:
Net cash provided by operating activities	26,174,417	68,826,607

Cash flows from investing activities:
Purchase of time deposits	(162,265,820)	(87,783,014)
Proceeds from maturity of time deposits	111,155,365	24,106,067
Purchases of property, plant and equipment	(1,020,326)	(4,678,651)
Net cash used in investing activities	(52,130,781)	(68,355,598)

Cash flows from financing activities:
Proceeds from bank borrowings	176,935,307	105,865,810
Repayment of bank borrowings	(215,370,999)	(76,938,530)
Proceeds from issuance of the Notes	148,396,175	-
Payment of issuance costs of the Notes	(3,481,955)	-
Placement of restricted cash as collateral for bank borrowings	(2,786,383)	-
Net cash provided by financing activities	103,692,145	28,927,280

Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,866,506)	528,955
Net increase in cash and cash equivalents	74,869,275	29,927,244

Cash and cash equivalents at beginning of period	95,545,904	83,822,602
Cash and cash equivalents at end of period	170,415,179	113,749,846

Supplemental disclosure of cash flow information:
Interest paid	5,242,256	825,939
Income taxes paid	18,749,381	6,036,785
Accrual for issuance costs of the Notes	1,439,209	-
Accrual for purchase of equipment	155,285	-

See accompanying notes to unaudited condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation, significant concentrations and risks

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the United States Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2013 was derived from the audited consolidated financial statements of China XD Plastics Company Limited (“China XD”) and subsidiaries (collectively, the “Company”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2013, and the related consolidated statements of comprehensive income, changes in equity and cash flows for the year then ended, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2014.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2014, the results of operations and cash flows for the three-month periods ended March 31, 2014 and 2013, have been made.

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the recoverability of the carrying amounts of property, plant and equipment, the realizability of inventories, the useful lives of property, plant and equipment, the collectibility of accounts receivable, the fair values of stock-based compensation awards, and the accruals for tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(b) Significant concentrations and risks

Sales concentration

The Company sells its products, substantially through approved distributors in the People’s Republic of China (the “PRC”).  The Company’s sales are highly concentrated.  Sales to major distributors, which individually exceeded 10% of the Company’s revenues, are as follows:

	For the Three-Month Period Ended March 31,
	2014		2013
	US$	%	US$	%
Distributor A	37,462,622	16.8%	22,864,098	13.4%
Distributor B	36,355,612	16.3%	43,531,918	25.5%
Distributor C	33,197,485	14.8%	23,024,899	13.5%
Distributor D	32,580,215	14.6%	43,001,855	25.2%
Distributor E	32,533,393	14.6%	-	0%
Distributor F	12,558,755	5.6%	22,921,894	13.4%
Total	184,688,082	82.7%	155,344,664	91.0%

The Company expects revenues from these distributors to continue to represent a substantial portion of its revenue in the future. Any factor adversely affecting the automobile industry in the PRC or the business operations of these customers will have a material effect on the Company's business, financial position and results of operations.

Purchase concentration of raw materials and equipment

The principal raw materials used for the Company’s production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon. During the three-month periods ended March 31, 2014 and 2013, the Company purchased its raw materials through seven and three distributors, which individually exceeded 10% of the Company’s total raw material purchases, accounted for approximately 79.2% and 98.7%, respectively.  Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company’s business, financial position and results of operations.

The Company purchased equipment from a major equipment distributor, which accounted for 72.4% and 50.6% of the Company’s total equipment purchases for the three-month periods ended March 31, 2014 and 2013, respectively. A change of the supplier could cause a delay in manufacturing and a possible loss of sales, which could adversely affect the Company’s business, financial position and results of operations.  The majority owner of the equipment distributor is also the majority owner of a major raw material supplier that supplied approximately 1.6% and 19.3% of the Company’s total raw material purchases for the three-month periods ended March 31, 2014 and 2013, respectively.  In addition, the majority owner of the equipment distributor is also the majority owner of sales Distributor C presented above.

Cash concentration

Cash and cash equivalents, restricted cash and time deposits maintained at banks consist of the following:

	March 31, 2014	December 31, 2013
	US$	US$
RMB denominated bank deposits with:
Financial Institutions in the PRC	431,176,930	389,522,815
U.S. dollar denominated bank deposits with:
Financial Institution in the U.S.	31,070	84,011
Financial Institutions in the PRC	60,211,355	-
Financial Institution in Hong Kong SAR	28,210,822	847,559
Euro denominated bank deposits with:
Financial institution in Hong Kong SAR	93,694	143,890
HK dollar denominated bank deposits with:
Financial institution in Hong Kong	50,053	-

The bank deposits with financial institutions in the PRC are not insured by any government authority.  The bank deposits with financial institutions in the HK SAR are insured by the government authority up to HK$500,000. To limit exposure to credit risk, the Company primarily places bank deposits with large financial institutions in the PRC and HK SAR with acceptable credit rating.

Short-term bank deposits that are pledged as collateral for bills payable relating to purchases of raw materials are reported as restricted cash and amounted to US$12,869,185 and US$3,964,518 as of March 31, 2014 and December 31, 2013, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company. Short-term bank deposits that are pledged as collateral for letter of credit relating to purchases of raw materials are reported as restricted cash and amounted to US$2,419,406 and US$$2,352,280 as of March 31, 2014 and December 31, 2013, respectively. The cash will be available for use by the Company 60 days from the issuance of the letter of credit. The cash flows from the pledged bank deposits, which relate to purchases of raw materials, are reported within cash flows from operating activities in the condensed consolidated statements of cash flows.

Short-term bank deposits that are pledged as collateral for short-term bank borrowings are reported as restricted cash and amounted to US$9,933,402 and US$7,392,173 as of March 31, 2014 and December 31, 2013, respectively. The cash flows from such bank deposits are reported within cash flows from financing activities in the condensed consolidated statements of cash flows.

Note 2 - Accounts receivable

Accounts receivable consists of the following:

	March 31, 2014	December 31, 2013
	US$	US$

Accounts receivable	186,077,519	282,466,580
Allowance for doubtful accounts	(130,685)	(145,761)
Accounts receivable, net	185,946,834	282,320,819

As of March 31, 2014 and December 31, 2013, the accounts receivable balances also include notes receivable in the amount of US$7,919,980 and US$7,481,629, respectively. As of March 31, 2014 and December 31, 2013, US$82,316,526 and US$133,778,940 of accounts receivable are pledged for the short-term bank loans, respectively.

There was no accrual of additional provision or write-off of accounts receivable for the three-month periods ended March 31, 2014 and 2013.

 Note 3 - Inventories

Inventories consist of the following:

	March 31, 2014	December 31, 2013
	US$	US$
Raw materials	220,578,414	135,120,514
Work in progress	934,221	2,551,621
Finished goods	15,552,875	7,213,553
Total inventories	237,065,510	144,885,688

There were no write down of inventories for the three-month periods ended March 31, 2014 and 2013.

Note 4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2014	December 31, 2013
	US$	US$

Advances to suppliers	14,434,027	920,277
Value added taxes receivables	8,255,872	3,924,767
Interest receivable	3,259,567	2,405,666
Others	640,131	1,167,433
Total prepaid expenses and other current assets	26,589,597	8,418,143

The Company is required to pay deposits to suppliers for the principal raw materials ordered. The Company makes advanced orders of raw materials based upon (1) the demand and supply situation in the raw materials market and (2) the forecasted demand of products. All advances to suppliers as of March 31, 2014 are related to purchase of raw materials, which were subsequently received by the Company in April 2014.

Interest receivable mainly represents interest income earned from time deposits and restricted cash.

Others mainly include other prepaid expenses and staff advances.

Note 5 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	March 31, 2014	December 31, 2013
	US$	US$

Machinery, equipment and furniture	205,062,045	209,921,805
Motor vehicles	1,543,017	1,580,877
Workshops and buildings	60,588,861	62,217,256
Construction in progress	5,983,163	4,807,666
Total property, plant and equipment	273,177,086	278,527,604
Less accumulated depreciation	(49,014,912)	(44,685,869)
Property, plant and equipment, net	224,162,174	233,841,735

For the three-month periods ended March 31, 2014 and 2013, no interest expense was capitalized as a component of the cost of construction in progress as the amount was inconsequential. Depreciation expense on property, plant and equipment was allocated to the following expense items:

	Three-Month Period Ended March 31,
	2014	2013
	US$	US$

Cost of revenues	4,870,655	4,163,505
General and administrative expenses	302,281	640,866
Research and development expenses	432,009	367,983
Total depreciation expense	5,604,945	5,172,354

Note 6 - Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2014	December 31, 2013
	US$	US$
Payables for purchase of property, plant and equipment	43,268,755	44,510,678
Accrued freight expenses	1,190,761	5,010,341
Others	7,976,933	6,371,985
Total accrued expenses and other current liabilities	52,436,449	55,893,004

Others mainly represent accrued issuance cost for the note offering, non income tax payables, accrued interest expenses, accrued payroll and employee benefits, and other accrued miscellaneous operating expenses.

Note 7 – Fair value measurement

Short-term financial instruments, including cash and cash equivalents, restricted cash, time deposits, accounts receivable, amounts due from related parties, short-term bank loans, bills payable, accounts payable and accrued expenses and other current liabilities- carrying amounts approximate fair values because of the short maturity of these instruments.

Long-term bank loans - fair value is based on the amount of future cash flows associated with each loan discounted at the Company’s current borrowing rate for similar debt instruments of comparable terms. The carrying value of the long-term bank loans approximate their fair values as the long-term bank loans carry interest rates which approximate rates currently offered by the Company’s banks for similar debt instruments of comparable maturities.

Notes payable - fair values of the Company’s notes payable are estimated based on quoted market prices which are categorized as Level 1 measurement in the fair value hierarchy. As of March 31, 2014, the carrying amount and estimated fair value of the notes payable were US$148,431,718 and US$154,782,000, respectively.

Derivative liabilities- fair values are determined using an option-pricing model which considers the following significant inputs: the Company’s stock price, risk-free interest rate and expected volatility of the Company’s stock price over the term of the derivative liabilities.

Note 8 – Borrowings

(a)  Current

		March 31, 2014	December 31, 2013
		US$	US$

Unsecured loans		118,084,392	169,027,897
Loans secured by accounts receivable		65,632,842	100,434,445
Loans secured by bank deposits		49,667,010	36,960,867

Total short-term bank loans	(i)	233,384,244	306,423,209

Interest-free loan secured by land use rights	(ii)	8,043,241	8,259,411

Total short-term loans		241,427,485	314,682,620

(i)
As of March 31, 2014 and December 31, 2013, the Company’s short-term bank loans bear a weighted average interest rate of 5.8% and 5.9% per annum, respectively. All short-term bank loans mature at various times within one year and contain no renewal terms.

(ii)
On April 11, 2013, the Company obtained a one-year interest-free loan in the amount of RMB50.0 million (equivalent to US$8.0 million) from a company affiliated with the People’s Government of Shunqing District, Nanchong City, Sichuan Province (“Shunqing Government”). The loan was issued to support the Company’s construction of a production plant in Sichuan. The loan will be secured by a land use right to be granted to the Company in connection with the construction.

(b) Non-current

	March 31, 2014	December 31, 2013
	US$	US$

Unsecured loans	27,347,018	-
Total long-term bank loans	27,347,018	-

On January 17, 2014, the Company obtained four two-year unsecured loans with an aggregated principal amount of RMB150 million (equivalent to US$24.1 million) at 110% of Renminbi benchmark interest rates per annum from China Construction Bank.

On March 18, 2014, the Company obtained a 15-month unsecured loan of RMB50 million (equivalent to US$8.0 million) at an interest rate of 6.15% per annum. On March 31, 2014, the Company prepaid RMB30 million (equivalent to US$4.8 million) of the loan.

As of March 31, 2014, the Company had total lines of credit of RMB3,004.4 million (US$483.3 million). Other than US$48.5 million line of credit from a bank in Hong Kong SAR, the remaining lines of credit are from PRC banks in Harbin, Heilongjiang province. As of March 31, 2014, the Company has unused lines of credit of RMB 1,013.6 million (US$163.1 million) with remaining terms less than 12 months and RMB 370.0 million (US$59.5 million) with remaining terms beyond 12 months.

Certain lines of credit contain financial covenants such as total stockholders' equity, debt asset ratio, current ratio, contingent liability ratio and net profit. As of March 31, 2014, the Company has met these financial covenants.

Note 9 - Notes Payable

On February 4, 2014, Favor Sea Limited, a wholly owned subsidiary of the Company, issued US$150,000,000 aggregate principal amount of 11.75% Guaranteed Senior Notes due 2019 (the ‘‘Notes’’) with issuance price of 99.080%. The Notes bear interest at a rate of 11.75% per annum, payable on February 4 and August 4 of each year, commencing August 4, 2014.  The Notes will mature on February 4, 2019.  Net proceeds after debt issuance costs and debt discount were approximately US$143.5 million.  Debt issuance costs in the amount of US$4.9 million are recorded as deferred charges and included in the other noncurrent assets on the consolidated balance sheet.  The debt discount and debt issuance costs are amortized into interest expense using the effective interest method over the terms of the Notes.

The Company may at its option redeem the Notes, in whole but not in part, at any time prior to February 4, 2017, at a redemption price equal to 100% of the principal amount of the Notes redeemed plus the Applicable Premium, as defined in the Indenture of the Notes, and accrued and unpaid interest, if any, to (but not including) the redemption date.

At any time and from time to time prior to February 4, 2017, the Company may at its option redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds of one or more sales of common stock of China XD in an equity offering, at a redemption price of 111.75% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to (but not including) the redemption date, provided that at least 65% of the aggregate principal amount of the Notes issued remains outstanding after each such redemption and any such redemption takes place within 60 days after the closing of the related equity offering.

On or after February 4, 2017, the Company may on any or more occasions redeem all or any part of the Notes, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to (but not including) the applicable date of redemption, if redeemed during the twelve-month period beginning on February 4 of the years indicated below:

Year	Redemption Price

2017	105.875%
2018	102.938%

Upon occurrence of a Change of Control Triggering Event, as defined in the Indenture of the Notes, the Company must make an offer to purchase all the Notes outstanding at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to (but not including) the purchase date.

The Notes are guaranteed on a senior basis by China XD and Xinda Holding (HK) Company Limited (“Xinda Holding (HK)”), one of its direct subsidiaries. The Notes are secured by a lien on the share capital of Favor Sea Limited and Xinda Holding (HK).

Note 10 – Related party transactions

The Company entered into related party transactions with Harbin Xinda High-Tech Co., Ltd. (“Xinda High-Tech”), an entity controlled by the wife of Mr. Han, the chief executive officer and controlling stockholder of the Company, Mr. Han and Mr. Han’s son.  The significant related party transactions are summarized as follows:

	Three-Month Period Ended March 31,
	2014	2013
	US$	US$
Costs and expenses resulting from transactions with related parties:
Rental expenses for plant and office spaces	199,911	198,052

The balance due from a related party is summarized as follows:

	March 31, 2014	December 31, 2013
	US$	US$
Amounts due from a related party:
Prepaid rent expenses to Xinda High-Tech	27,662	225,752
Prepaid rent expenses to Mr. Han's Son	12,065	-
Total	39,727	225,752

The Company rents the following plant and office buildings in Harbin, Heilongjiang province from Xinda High-Tech:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Plant and office building	20,250	671,995	Between May 1, 2012 and December 31, 2013
Office building	250	8,195	Between January 1, 2012 and December 31, 2013
Office building	3,394	111,259	Between May 1, 2012 and April 30, 2013
Office building	3,394	111,259	Between May 1, 2013 and December 31, 2013
Office building	23,894	783,253	Between January 1, 2014 and December 31, 2018

The Company also rents a facility of approximately 3,134 square meters in Harbin, Heilongjiang province from Mr. Han’s son for an annual rental fee of RMB100,000 (approximately US$16,390).  The period of the lease is from January 1, 2014 to December 31, 2014.

Note 11 – Income tax

Pursuant to an approval from the local tax authority in July 2013, Sichuan Xinda Enterprise Group Co., Ltd. (“Sichuan Xinda Group”), a subsidiary of China XD, became a qualified enterprise located in the western region of the PRC, which entitled it to a preferential income tax rate of 15% from January 1, 2013 to December 31, 2020.

The effective income tax rates for the three-month periods ended March 31, 2014 and 2013 were 24.7% and 25.7%, respectively. The effective income tax rate for the three-month period ended March 31, 2014 differs from the PRC statutory income tax rate of 25% primarily due to the abovementioned Sichuan Xinda Group’s preferential income tax rate, partially offsetting by effect of tax rate differential on entities not subject to PRC income tax, effect of non-deductible expenses and increase of valuation allowances against deferred income tax assets of certain subsidiaries, which were at cumulative loss position.

As of March 31, 2014, the unrecognized tax benefits were US$8,832,514 and the interest relating to unrecognized tax benefits was US$476,193.  No penalties expense related to unrecognized tax benefits were recorded. The Company is currently unable to provide an estimate of a range of the total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.

Note 12 - Warrants

The following is a summary of outstanding warrants as of March 31, 2014:

Warrants	Exercise Price	Number of Warrants Outstanding	Remaining Contractual Life
	US$		Years
Series A investor warrants	4.58	1,320,696	0.67
Series A placement agent warrants	5.50	117,261	0.67
Total		1,437,957

The fair values of the warrants as of March 31, 2014 were calculated using Black-Scholes option pricing model with the following assumptions:

	Series A Investor Warrants	Series A Placement Agent Warrants
Volatility	31.0%	31.0%
Expected dividends yield	0%	0%
Fair value of underlying common stock (per share)	5.23	5.23
Risk-free interest rate (per annum)	0.10%	0.10%

During the three-month period ended March 31, 2014, no warrants were exercised. On April 3, 2014, 130,435 Series A investor warrants were exercised for 130,435 shares of the common stocks of the Company. The Company received proceeds of US$596,740 in cash on April 3, 2014.

Note 13 – Stockholders’ equity

The changes of each caption of stockholders’ equity for the three-month period ended March 31, 2014 are as follows:

	Series B Preferred Stock		Common Stock					Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Stockholders’ Equity
		US$		US$
Balance as of January 1, 2014	1,000,000	100	47,875,133	4,789	(92,694)	76,341,659	311,047,337	25,043,914	412,345,105
Net income	-	-	-	-	-	-	21,996,051	-	21,996,051
Other comprehensive loss	-	-	-	-	-	-	-	(14,188,735)	(14,188,735)
Vesting of unvested shares	-	-	674,205	67	-	(67)	-	-	-
Stock based compensation	-	-	-	-	-	410,848	-	-	410,848
Balance as of March 31, 2014	1,000,000	100	48,549,338	4,856	(92,694)	76,752,440	333,043,388	10,855,179	420,563,269

Note 14 – Stock based compensation

The Company recognized US$9,791 of share-based compensation expense in general and administration expenses relating to stock options for the three-month periods ended March 31, 2013. All outstanding options expired on August 7, 2013.

A summary of the nonvested shares activity for the three-month ended March 31, 2014 is as follows:

	Number of Nonvested Shares	Weighted Average Grant date Fair Value
		US$
Outstanding as of December 31, 2013	1,090,575	4.89
Vested	(674,205)	4.32
Forfeited	(19,230)	4.40
Outstanding as of March 31, 2014	397,140	4.37

The Company recognized US$410,848 and US$354,557 of compensation expense in general and administrative expenses relating to nonvested shares for the three-month periods ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was US$1,039,692 of total unrecognized compensation cost relating to nonvested shares, which is to be recognized over a weighted average period of 1.83 years.

Note 15 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-Month Period Ended March 31,
	2014	2013
	US$	US$

Numerator:
Net income	21,996,051	14,450,855

Less:
Earnings allocated to participating Series D convertible preferred stock	(5,418,875)	(3,608,385)
Earnings allocated to participating nonvested shares	(228,376)	(85,812)
Net income for basic and dilutive earnings per share	16,348,800	10,756,658

Denominator:
Denominator for basic and diluted earnings per share	48,272,165	47,696,272

Earnings per share:
Basic and diluted	0.34	0.23

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month periods ended March 31, 2014 and 2013 because their effects are anti-dilutive:

	Three-Month Period Ended March 31,
	2014	2013

Shares issuable upon conversion of Series D convertible preferred stock	16,000,000	16,000,000
Shares issuable upon exercise of Series A investor warrant	1,320,696	1,320,696
Shares issuable upon exercise of Series A placement agent warrant	117,261	117,261
Shares issuable upon exercise of Series C placement agent warrant	-	166,667
Shares issuable upon exercise of stock options	-	148,500

Note 16 - Commitments and contingencies

(1)	Lease commitments

Future minimum lease payments under non-cancellable operating leases agreements as of March 31, 2014 were as follows.

US$
Period from April 1, 2014 to December 31, 2014	865,971
Years ending December 31,
2015	1,136,833
2016	998,822
2017	840,556
2018	777,320
2019 and thereafter	-

Rental expenses incurred for operating leases of plant and equipment and office spaces were US$318,228 and US$218,167 for the three-month periods ended March 31, 2014 and 2013, respectively. There are no step rent provisions, escalation clauses, capital improvement funding requirements, other lease concessions or contingent rent in the lease agreements. The Company has no legal or contractual asset retirement obligations at the end of leases. The company’s leases do not contain any contingent rent payments terms.

(2)	Plant construction

Pursuant to the agreement with Harbin Shengtong Engineering Plastics Co. Ltd. (“Harbin Shengtong”), the Company has a remaining commitment of RMB83.9 million (equivalent to US$13.5 million) as of March 31, 2014, for the acquisition of the land use rights and a plant consisting of five workshops and a building (the “Project”) in Harbin upon completion in exchange for a total consideration of RMB470 million (approximately US$75.6 million) in cash. Harbin Shengtong is responsible to complete the construction of the plant and workshops according to the Company’s specifications.  Once the Project is fully completed and accepted by the Company, Harbin Shengtong shall transfer titles of various rights under the Project to the Company.  As of December 31, 2013, five workshops and the main building were completed and placed into service by the Company.  The titles of the five workshops, the building and the related land use rights are expected to be transferred to the Company once the construction of certain ancillary facilities of the Project is completed in the second quarter of 2014.

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion (equivalent to US$290 million) in property, plant and equipment and approximately RMB0.6 billion (equivalent to US$97 million) in working capital, for the construction of Sichuan plant.

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

Overview

China XD Plastics Company Limited (“China XD”, “we”, and the “Company”, and “us” or “our” shall be interpreted accordingly) is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of polymer composite materials primarily for automotive applications in China. Through our wholly-owned operating subsidiaries in China, we develop polymer composite materials using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 290 certifications from manufacturers in the automobile industry as of March 31, 2014. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province. Our Research and Development (“R&D”) team consists of 243 professionals and 2 consultants. As a result of the integration of our academic and technological expertise, we have a portfolio of 109 patents, one of which we have obtained the patent rights and the remaining 108 of which we have applications pending in China as of March 31, 2014.

Our products include eleven categories: Modified Polypropylene (PP), Modified Acrylonitrile Butadiene Styrene (ABS), Modified Polyamide 66 (PA66), Modified Polyamide 6 (PA6), Modified Polyoxymethylenes (POM), Modified Polyphenylene Oxide (PPO), Plastic Alloy, Modified Polyphenylene Sulfide (PPS), Modified Polyimide (PI), Modified Polylactic acid (PLA) and Polyether Ether Ketone (PEEK). As we have successfully developed more new products to grow our business, we have re-categorized our product types as presented above in order to present more updated breakdown of polymer composite materials we produce since the beginning of 2014. We believe the current categorization better reflects the nature and characteristics of our products and the way that our management currently views and analyzes our products. In conformity with this new categorization, we have adjusted comparable product information in applicable prior periods. Since not all the categories have achieved sales in the first quarter of 2014, we only presented the categories which achieve sales.

Our products are primarily used in the production of exterior and interior trim and functional components of 24 automobile brands and more than 80 automobile models manufactured in China, including Audi, Mercedes Benz, Buick, Chevrolet, VW Passat, Golf and Jetta, BMW, Mazda, and Toyota. Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing bases in Harbin, Heilongjiang in the PRC, with the construction of Sichuan plant underway. As of March 31, 2014, we had approximately 390,000 metric tons of production capacity across 83 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems. In December 2013, we broke ground on the construction of our fourth production base in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total installed production capacity to 690,000 metric tons with additional 70 new production lines at the completion of the construction of our fourth production base.

Highlights for the three months ended March 31, 2014 include:

● Revenues were $223.6 million, an increase of 30.8% from $171.0 million in the first quarter of 2013
● Gross profit was $46.6 million, an increase of 59.6% from $29.2 million in the first quarter of 2013
● Gross profit margin was 20.9%, compared to 17.1% in the first quarter of 2013
● Net income was $22.0 million, compared to $14.5 million in the first quarter of 2013
● Total volume shipped was 68,945 metric tons, up 12.8% from 61,145 metric tons in the first quarter of 2013

Results of Operations

The following table sets forth, for the periods indicated, statements of income data in thousands of USD:

	Three-Month Period Ended March 31,
(in thousands, except percentages)	2014		2013
	Amount	%	Amount	%
Revenues	$223,581	100%	$170,968	100%
Cost of revenues	$176,933	79%	$141,811	83%
Gross profit	$46,648	21%	$29,157	17%
Total operating expenses	$12,549	6%	$8,558	5%
Operating income	$34,099	15%	$20,599	12%
Income before income taxes	$29,224	13%	$19,451	11%
Income tax expenses	$7,228	3%	$5,000	2%
Net income	$21,996	10%	$14,451	9%

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Revenues

Revenues were US$223.6 million in the first quarter ended March 31, 2014, an increase of US$52.6 million, or 30.8%, compared to US$171.0 million in the same period of last year, due to approximately 12.8% increase in sales volume and 14.0% increase in the average RMB selling price of our products.

The increase of sales volume was driven by the strong demand of polymer composite materials in the PRC market and higher penetration of our business in our existing markets supported as well as the marketing efforts to develop new customers, in particular those in Eastern and Southwestern China. Such increase in demand was driven by increasing demand for middle and high-end automobiles by Chinese consumers, continuing substitution of imported polymer composite materials by domestic suppliers, as well as the increase of plastic content on the per-vehicle-basis in China with even higher adoption rate in higher-end automobile models than lower-end ones. The increase of average RMB selling price was mainly due to the shift of product mix towards higher-end products.

The following table summarizes the breakdown of revenues by categories in millions of US$:

(in millions, except percentage)	Revenues For the Three-Month Period Ended March 31,
	2014		2013
	Amount	%	Amount	%	Change in Amount	Change in %
Modified Polyamide 66 (PA66)	59.0	26.4%	32.9	19.2%	26.1	79.3%

Modified Polyamide 6 (PA6)	52.1	23.3%	30.4	17.8%	21.7	71.4%

Plastic Alloy	51.5	23.0%	44.4	26.0%	7.1	16.0%

Modified Polypropylene (PP)	49.2	22.0%	57.3	33.5%	(8.1)	(14.1)%

Modified Acrylonitrile butadiene styrene (ABS)	9.6	4.3%	4.8	2.8%	4.8	100.0%

Polyoxymethylenes (POM)	1.2	0.5%	0.7	0.4%	0.5	71.4%

Polyphenylene Oxide (PPO)	1.0	0.5%	-	0.0%	1.0	N/A

Sub-total	223.6	100.0%	170.5	99.7%	53.1	31.1%

Service revenue	-	0.0%	0.5	0.3%	(0.5)	(100.0%)
Total Revenues	223.6	100%	171.0	100%	52.6	30.8%

 The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Three-Month Period Ended March 31,
	2014		2013
	MT	%	MT	%	Change in MT	Change in %
Modified Polyamide 66 (PA66)	10,311	15.0%	6,645	10.9%	3,666	55.2%

Modified Polyamide 6 (PA6)	10,333	15.0%	6,219	10.2%	4,114	66.2%

Plastic Alloy	20,399	29.5%	17,420	28.5%	2,979	17.1%

Modified Polypropylene (PP)	24,059	34.9%	28,871	47.2%	(4,812)	(16.7)%

Modified Acrylonitrile butadiene styrene (ABS)	3,373	4.9%	1,770	2.9%	1,603	90.6%

Polyoxymethylenes (POM)	330	0.5%	220	0.3%	110	50.0%

Polyphenylene Oxide (PPO)	140	0.2%	-	0.0%	140	N/A

Total Sales Volume	68,945	100%	61,145	100%	7,800	12.8%

The Company has shifted product mix from traditional Modified Polypropylene (PP) to higher-end products such as Modified Polyamide (PA66 and PA6), primarily due to (i) the increasing demand of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand promoted by the Chinese government for clean energy vehicles and (iii) increased sales of higher-end cars made by automotive manufacturers from China and Germany, U.S. and Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Profit Margin

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2014	2013	Amount	%
Gross Profit	$46.6	$29.2	$17.4	59.6%
Gross Profit Margin	20.9%	17.1%		3.8%

Gross profit was US$46.6 million in the quarter ended March 31, 2014 compared to US$29.2 million in the same period of 2013, representing an increase of 59.6%. Our gross margin increased to 20.9% during the quarter ended March 31, 2014 from 17.1% during the same quarter of 2013 primarily due to (i) higher-end product sales accounting for 73.7% of our total revenues for the first quarter ended March 31, 2014 as compared to 63.6% of that of the prior year; and (ii) the suspension of sales discounts for the first quarter ended March 31, 2014 as compared to an average 7.0% discount off the original prices during the first quarter of 2013.

General and Administrative Expenses

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2014	2013	Amount	%
General and Administrative Expenses	$3.8	$3.5	$0.3	8.6%
as a percentage of revenues	1.7%	2.0%		(0.3)%

General and administrative (G&A) expenses were US$3.8 million in the quarter ended March 31, 2014 compared to US$3.5 million in the same period in 2013, representing an increase of 8.6%, or US$0.3 million. This increase is primarily due to the increase of (i) US$ 0.1 million increase of travel and office expenses and (ii) US$ 0.2 million increase of stamp duties in connection with our of business expansion.

Research and Development Expenses

	Three–Month Period Ended March 31,		Change
(in millions, except percentage)	2014	2013	Amount	%
Research and Development Expenses	$8.6	$5.0	$3.6	72.0%
as a percentage of revenues	3.9%	3.0%		0.9%

R&D expenses were US$8.6 million during the quarter ended March 31, 2014 compared with US5.0 million during the same period in 2013, an increase of US$3.6 million, or 72.0%, reflecting increased research and development activities on new products primarily in consumption of raw materials for various experiments for automotive applications from automobile manufacturers as well as other non-automotive applications.  As of March 31, 2014, the number of ongoing research and development projects was 128.  The consumption of raw materials for these projects accounted for 90% of total R&D expenses for the quarter ended March 31, 2014.

We expect to complete and realize economic benefits on approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail and medical devices.

Operating Income

Total operating income was US$34.1 million in the first quarter ended March 31, 2014 compared to $20.6 million in the same period of 2013, representing an increase of 65.5% or US$13.5 million. This increase is primarily due to higher gross profit, partially offset by higher research & development expenses.

Interest Income (Expenses)

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2014	2013	Amount	%
Interest Income	$3.0	$1.1	$1.9	172.7%
Interest Expenses	(8.6)	(2.9)	(5.7)	196.6%
Net Interest Income (Expenses)	$(5.6)	$(1.8)	$(3.8)	211.1%
as a percentage of revenues	(2.4)%	(1.1)%		(1.3)%

Net interest expense was US$5.6 million for the three-month period ended March 31 ,2014, compared to net interest expense of US$1.8 million in the same period of 2013, primarily due to (i) US$2.9 million interest expenses resulting from the Notes issued on February 4, 2014; and (ii) US$ 2.3 million interest expenses resulting from the increase of bank loans to meet the need of our future capacity expansion in Southwest China. The average loan balance for the three months ended March 31, 2014 was US$293.0 million as compared to US$176.8 million for the three months ended March 31, 2013, leading to US$2.3 million more interest expense. The increase of net interest expense was partially offset by the increase of interest income as the result of increase of time deposits during the three months ended March 31, 2014.

Income Taxes

	Three–Month Period Ended March 31		Change
(in millions, except percentage)	2014	2013	Amount	%
Income before Income Taxes	$29.2	$19.5	$9.7	49.7%
Income Tax Expense	(7.2)	(5.0)	(2.2)	44.0%
Effective income tax rate	24.7%	25.7%		(1.0)%

The effective income tax rates for the three-month periods ended March 31, 2014 and 2013 were 24.7% and 25.7%, respectively. The effective income tax rate for the three-month period ended March 31, 2014 differs from the PRC statutory income tax rate of 25% primarily due to Sichuan Xinda Group’s preferential income tax rate, partially offsetting by effect of tax rate differential on entities not subject to PRC income tax, effect of non-deductible expenses and increase of valuation allowances against deferred income tax assets of certain subsidiaries, which were at cumulative loss position.

Our PRC subsidiaries have US$491.4 million of cash and cash equivalents, restricted cash and time deposits as of March 31, 2014, which is planned to be indefinitely reinvested in the PRC. The distributions from our PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities on undistributed earnings of our PRC subsidiaries.

Net Income

As a result of the above factors, we had a net income of US$22.0 million in the first quarter of 2014 compared to a net income of US$14.5 million in the same quarter of 2013.

Selected Balance Sheet Data as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013	Change
(in millions, except percentage)			Amount	%
Cash and cash equivalents	170.4	95.5	74.9	78.4%
Restricted cash	25.2	13.7	11.5	83.9%
Time deposits	324.1	281.3	42.8	15.2%
Accounts receivable, net of allowance for doubtful accounts	185.9	282.3	(96.4)	(34.1)%
Inventories	237.1	144.9	92.2	63.6%
Property, plant and equipment, net	224.2	233.8	(9.6)	(4.1)%
Land use rights, net	12.1	12.5	(0.4)	(3.2)%
Total assets	1,212.6	1,075.9	136.7	12.7%
Short-term bank loans	241.4	314.7	(73.3)	(23.3)%
Bills payable	52.3	25.6	26.7	104.3%
Accounts payable	137.4	122.5	14.9	12.2%
Income taxes payable, including noncurrent portion	15.4	26.8	(11.4)	(42.5)%
Accrued expenses and other current liabilities	52.4	55.9	(3.5)	(6.3)%
Long-term bank loans	27.3	-	27.3	N/A
Notes payable	148.4	-	148.4	N/A
Redeemable Series D convertible preferred stock	97.6	97.6	-	-
Stockholders’ equity	420.6	412.3	8.3	2.0%

Our financial condition continues to improve as measured by an increase of 2.0% in stockholders’ equity as of March 31, 2014 compared to December 31, 2013. Restricted cash increased by 83.9% as a result of increase short-term bank deposits that are pledged as collateral for letter of credit and bills payable relating to purchase of raw materials, and short-term bank borrowings.  Inventories increased by 63.6% due to the anticipation of the increase of customer demand in the following quarters. Short-term loans decreased by 23.3% due to the leverage of long-term bank loans of US$27.3 million to meet the need to support our future capacity expansion in Southwest China. Bills payable and accounts payable increased by 104.3% and 12.2%, respectively, due to the increase of purchases from our domestic raw material suppliers. As of March 31, 2014, notes payable was US$148.4 million due to the  gross proceeds from the issuance of US$150 million aggregate principal amount of 11.75% guaranteed senior notes due in 2019, net of discount.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production lines. We have financed these requirements primarily from cash generated from operations, short-term bank borrowings, and the issuance of our convertible preferred stocks and other equity financings. As of March 31, 2014 and December 31, 2013, we had US$170.4 million and US$95.5 million, respectively, in cash and cash equivalents, which were primarily deposited with banks in China (including Hong Kong). As of March 31, 2014, we had US$241.4 million outstanding short-term loans, including US$118.0 million unsecured loans, US$65.6 million loans secured by accounts receivable, US$49.7 million loans secured by time deposits and US$8.1 million interest-free loan secured by the land use rights. We also had US$27.3 million outstanding long-term bank loans, all of which were unsecured loans. These loans bear a weighted average interest rate of 5.8% per annum and do not contain any renewal terms. We have historically been able to make repayments when due.  In addition, the Company had US$148.4 million of 11.75% guaranteed senior notes due in 2019.

A summary of lines of credit for the three-month period ended March 31, 2014 and the remaining line of credit as of March 31, 2014 is as below:

(in millions)	March 31, 2014
	Lines of Credit, Obtained			Remaining Available
Name of Financial Institution	Date of Approval	RMB	USD	USD
Bank of Communications	March 26, 2014	245.0	39.4	15.3
Bank of Longjiang, Heilongjiang	March 10, 2014	300.0	48.3	35.4
Bank of China	November 18, 2013	562.5	90.5	16.6
HSBC	June 25, 2013	155.4	25.0	5.4
China Guangfa Bank	June 20, 2013	60.0	9.7	9.7
Industrial and Commercial Bank of China Limited	July 30, 2013	500.0	80.4	8.4
Agriculture Bank of China	September 10, 2013	280.0	45.0	12.9
China Construction Bank	December 25, 2013	300.0	48.3	24.1
China CITIC Bank	June 9, 2013	200.0	32.1	32.1
Societe Generale	July 9, 2013	100.0	16.1	16.1
China Construction Bank (Asia)	October 2, 2013	301.5	48.5	46.6
Total		3,004.4	483.3	222.6

We have historically been able to make repayments when due.  In addition, as of March 31 2014, we have contractual obligations to pay (i) lease commitments in the amount of US$4.6 million, including US$0.9 million due in 2014; (ii) plant construction in our Harbin facilities in the amount of US$13.5 million which is due in 2014; (iii) long-term bank loan in the amount of US$27.3 million; and (iv) notes payable in the amount of US$150.0 million.

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

The following table sets forth a summary of our cash flows for the periods indicated.

	Three-Month Period Ended March 31,
(in millions US$)	2014	2013
Net cash provided by operating activities	26.2	68.8
Net cash used in investing activities	(52.1)	(68.4)
Net cash provided by financing activities	103.7	28.9
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2.9)	0.6
Net increase in cash and cash equivalents	74.9	29.9
Cash and cash equivalents at the beginning of period	95.5	83.8
Cash and cash equivalents at the end of period	170.4	113.7

Operating Activities

Net cash provided by operating activities decreased to US$26.2 million for the three-month period ended March 31, 2014 from net cash provided by operating activities of US$68.8 million for the three-month period ended March 31, 2013, primarily due to (i) the increase of approximately US$136.1 million in cash collected from our customers for the three-month period ended March 31, 2014 resulting from increasing sales during the period, partially offset by (i) the increase of US$12.7 million in income tax payments, (ii) the increase of net interest payments of US$1.1 million(iii) the increase of approximately US$164.9 million in cash operating payments, including raw material purchases, rental and personnel costs for the three-month period ended March 31, 2014.

Investing Activities

Net cash used in the investing activities was US$52.1 million for the three-month period ended March 31, 2014 as compared to US$68.4 million for the same period of last year, mainly due to (i) the decrease of US$3.7 million purchase of property, plant and equipment, and (ii) the increase of US$87.1 million proceeds from maturity of time deposits,  partially offset by the increase of US$74.5 million purchase of time deposits.

Financing Activities
Net cash provided by the financing activities was US$103.7 million for the three-month period ended March 31, 2014, as compared to US$28.9 million for the same period of last year, primarily as a result of the increase of US$71.1 million borrowings of bank loans from local banks, the proceeds of US$148.4 million from issuance of long-term notes payable, which was offset by the increase of US$138.4 million repayments of bank borrowings, the US$3.4 million issuance costs related to the notes payable, and US$2.9 million of placement of restricted cash as collateral for bank borrowings for the three-month period ended March 31, 2014.

As of March 31, 2014, our cash balance was US$170.4 million, compared to US$95.5 million at December 31, 2013.

Accounts Receivables Days Sales Outstanding (DSO) has increased from 80 days for the three-month period ended March 31, 2013 to 91 days for the three-month period ended March 31, 2014 as a result of overall China economic slowdown and its impact on our industry. We believe that our DSO is still well below industry average Industry Standard Customer and Supplier Payment Terms (days) as below:

	Three-month period ended March 31, 2014	Year ended December 31, 2013
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Supplier Payment Term	Payment in advance/up to 60 days	Payment in advance/up to 30 days

Inventory turnover days increased from 52 days for the three-month ended March 31, 2013  to 97 days for the three-month ended March 31, 2014, due to inventory buildup in anticipation of increasing demand from our customers in the following quarters.

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

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of March 31, 2014 are as follows:

Contractual obligations	Total	Payment due less than 1 year	1 – 3 years	3-5 years	More than 5 years
Lease commitments	4,619,502	1,154,629	2,068,429	1,396,444	-
Purchase of land use rights, plant equipment, and construction in progress	13,542,507	13,542,507	-	-	-
Long-term bank Loan (1)	31,088,636	1,864,828	29,223,808	-	-
Notes payable (2)	235,388,614	14,888,614	35,250,000	185,250,000	-
Total	284,639,259	31,450,578	66,542,237	186,646,444	-

(1)	Includes interest of US$3.2 million accrued at the interest rate under the loan agreements. For borrowings with a floating rate, the most recent rate as of December 31, 2013 was applied.

(2)
On February 4, 2014, Favor Sea Limited, a wholly owned subsidiary of the Company, issued US$150,000,000 aggregate principal amount of 11.75% Guaranteed Senior Notes due 2019 with issuance price of 99.080% (the ‘‘Notes’’). The Notes bear interest at a rate of 11.75% per annum, payable on February 4 and August 4 of each year, commencing August 4, 2014. The Notes will mature on February 4, 2019.

(3)
On March 8, 2013, Xinda Holding (HK) Company Limited (“Xinda Holding (HK)”), a wholly owned subsidiary of the Company, entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion (equivalent to US$290 million) in property, plant and equipment and approximately RMB0.6 billion (equivalent to US$97 million) in working capital, for the construction of Sichuan plant.

Legal Proceedings

None.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term loans, long-term bank loans, notes payable, cash and cash equivalents, restricted cash and time deposits. Although the interest rates, which are based on the banks' prime rates are fixed for the terms of the loans and deposits, increase in interest rates will increase our interest expense.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of March 31, 2014 would decrease income before income taxes by approximately $1.04 million for the three-month period ended March 31, 2014. A hypothetical 1.0% decrease in the annual interest rates for all of our cash and cash equivalents, restricted cash and time deposits we had as of March 31, 2014 would decrease income before income taxes by approximately $1.30 million. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of cash and cash equivalents, restricted cash and time deposits, and debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

All of our revenues are collected in and substantially all of our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the $1.00 U.S. dollar until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the Chinese Central Bank allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. On March 31, 2014, the RMB traded at 6.2164 RMB to 1.00 U.S. dollar.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective because of material weakness in our internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2013 due to one material weakness as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we believe that our unaudited consolidated financial statements included in this Quarterly Report present fairly our financial position, results of operations and cash flows for the three months ended March 31, 2014 in all material respects.

(b) Changes in internal controls.

During the three-month ended March 31, 2014, our efforts to improve our internal controls include (1) external training of U.S. GAAP and SEC reporting by qualified entities to our accounting staff, (2) recruiting senior qualified people with requisite expertise and knowledge to help improve our internal control procedures, and (3) internal meetings, discussions and seminars periodically to review and improve our internal control procedures. We plan to improve on the above-referenced weakness by the end of the fiscal year ending December 31, 2014.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For the three-month period ended March 31, 2014, there were no material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject, and no material developments in the legal proceedings previously reported.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on March 26, 2014. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K and set forth below may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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

China XD Plastics Company Limited

Date: May 14, 2014	By:	/s/ Jie Han
Name: Jie Han
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2014	By:	/s/ Taylor Zhang
Name: Taylor Zhang
Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Document Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.