Form 10-Q
period 2014-06-30
China XD Plastics Co Ltd
filed 2014-08-12
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 8, 2014, the registrant had 49,590,276 shares of common stock, par value US$0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	132,855,600	95,545,904
Restricted cash	20,184,964	13,708,971
Time deposits	376,078,406	281,343,641
Accounts receivable, net	191,208,084	282,320,819
Amounts due from related parties	8,060	225,752
Inventories	227,951,407	144,885,688
Prepaid expenses and other current assets	12,205,803	8,418,143
Total current assets	960,492,324	826,448,918
Property, plant and equipment, net	240,571,261	233,841,735
Land use rights, net	12,027,228	12,457,001
Other non-current assets	48,624,793	3,158,974
Total assets	1,261,715,606	1,075,906,628

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCKS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loans, including current portion of long-term bank loans	184,092,299	314,682,620
Bills payable	38,904,378	25,604,176
Accounts payable	130,504,697	122,457,396
Amounts due to a related party	54,710	-
Income taxes payable	7,224,484	18,631,698
Warrant liability	2,132,146	1,063,401
Accrued expenses and other current liabilities	20,813,116	55,893,004
Total current liabilities	383,725,830	538,332,295
Long-term bank loans, excluding current portion	162,365,723	-
Notes payable	148,491,833	-
Income taxes payable	9,054,968	8,224,057
Deferred income tax liabilities	18,035,495	19,428,706
Total liabilities	721,673,849	565,985,058

Redeemable Series D convertible preferred stock	97,576,465	97,576,465
Stockholders’ equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 49,140,906 shares and 47,896,133 shares issued, 49,119,906 shares and 47,875,133 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	4,913	4,789
Treasury stock, 21,000 shares at cost	(92,694)	(92,694)
Additional paid-in capital	77,471,214	76,341,659
Retained earnings	352,880,048	311,047,337
Accumulated other comprehensive income	12,201,711	25,043,914
Total stockholders’ equity	442,465,292	412,345,105
Commitments and contingencies	-	-
Total liabilities, redeemable convertible preferred stocks and stockholders’ equity	1,261,715,606	1,075,906,628

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
	US$	US$	US$	US$

Revenues	264,208,995	202,150,358	487,789,670	373,117,929
Cost of revenues	(211,909,052)	(164,965,762)	(388,841,389)	(306,777,202)
Gross profit	52,299,943	37,184,596	98,948,281	66,340,727

Selling expenses	(135,625)	(47,218)	(257,953)	(109,992)
General and administrative expenses	(4,553,144)	(2,855,659)	(8,349,508)	(6,339,574)
Research and development expenses	(13,355,881)	(5,775,769)	(21,986,615)	(10,786,688)
Total operating expenses	(18,044,650)	(8,678,646)	(30,594,076)	(17,236,254)

Operating income	34,255,293	28,505,950	68,354,205	49,104,473

Interest income	3,454,649	1,470,113	6,490,014	2,539,717
Interest expense	(11,614,261)	(3,374,738)	(20,194,238)	(6,310,724)
Foreign currency exchange gains (losses)	406,479	877,423	(72,711)	1,366,616
Losses on foreign currency forward contracts	(934,765)	-	(934,765)	-
Change in fair value of warrants liability	(906,006)	400,007	(1,068,745)	420,331
Government grant	12,974	1,172	1,324,213	210,091
Total non-operating expense, net	(9,580,930)	(626,023)	(14,456,232)	(1,773,969)

Income before income taxes	24,674,363	27,879,927	53,897,973	47,330,504

Income tax expense	(4,837,703)	(7,073,314)	(12,065,262)	(12,073,036)

Net income	19,836,660	20,806,613	41,832,711	35,257,468

Earnings per common share:
Basic and diluted	0.30	0.32	0.64	0.55

Net Income	19,836,660	20,806,613	41,832,711	35,257,468

Other comprehensive income (loss)
Foreign currency translation adjustment, net of nil income taxes	1,346,532	3,758,011	(12,842,203)	4,639,287

Comprehensive income	21,183,192	24,564,624	28,990,508	39,896,755

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Period Ended June 30,
	2014	2013
	US$	US$
Cash flows from operating activities:
Net cash provided by operating activities	61,291,114	38,925,612

Cash flows from investing activities:
Proceeds from maturity of time deposits	259,984,756	56,618,325
Purchase of time deposits	(362,130,254)	(182,063,524)
Purchases of property, plant and equipment	(86,442,465)	(13,419,444)
Net cash used in investing activities	(188,587,963)	(138,864,643)

Cash flows from financing activities:
Proceeds from bank borrowings	422,150,363	226,906,170
Repayments of bank borrowings	(383,003,049)	(146,861,566)
Release of restricted cash	3,243,383	1,629,354
Placement of restricted cash as collateral for bank borrowings	(20,595,485)	(888,846)
Proceeds from the exercise of Series A investor warrants	596,740	-
Proceeds from issuance of the Notes	148,396,175	-
Payment of issuance costs of the Notes	(3,970,357)	-
Net cash provided by financing activities	166,817,770	80,785,112

Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,211,225)	1,343,214
Net increase (decrease) in cash and cash equivalents	37,309,696	(17,810,705)

Cash and cash equivalents at beginning of period	95,545,904	83,822,602
Cash and cash equivalents at end of period	132,855,600	66,011,897

Supplemental disclosure of cash flow information:
Interest paid	12,985,268	4,476,797
Income taxes paid	23,029,798	11,108,922

See accompanying notes to unaudited condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation, significant concentrations and risks

(a) Basis of presentation

The accompanying unaudited condensed” consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet as of December 31, 2013 was derived from the audited consolidated financial statements of China XD Plastics Company Limited (“China XD”) and its subsidiaries (collectively, the “Company”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2013, and the related consolidated statements of comprehensive income, changes in equity and cash flows for the year then ended, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2014.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2014, the results of operations for the three-month and six-month periods ended June 30, 2014 and 2013, and the cash flows for the six-month periods ended June 30, 2014 and 2013, have been made.

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

(b) Significant concentrations and risks

Sales concentration

The Company sells its products, substantially through approved distributors in the People’s Republic of China (the “PRC”).  The Company’s sales are highly concentrated.  Sales to major distributors, which individually exceeded 10% of the Company’s revenues, are as follows:

	Three-Month Period Ended June 30,
	2014		2013
	US$	%	US$	%
Distributor A	46,122,237	17.5%	37,851,945	18.7%
Distributor B	36,194,327	13.7%	27,043,818	13.4%
Distributor C	36,010,557	13.6%	29,715,013	14.7%
Distributor D	35,872,313	13.6%	-	-
Distributor E	34,853,678	13.2%	62,636,042	31.0%
Distributor F	7,921,676	3.0%	19,931,400	9.9%
Total	196,974,788	74.6%	177,178,218	87.7%

	Six-Month Period Ended June 30,
	2014		2013
	US$	%	US$	%
Distributor A	82,477,849	16.9%	81,383,863	21.8%
Distributor B	69,391,812	14.2%	50,068,717	13.4%
Distributor C	73,473,179	15.1%	52,579,111	14.1%
Distributor D	68,405,706	14.0%	-	-
Distributor E	67,433,893	13.8%	105,637,897	28.3%
Distributor F	20,480,431	4.2%	42,853,294	11.5%
Total	381,662,870	78.2%	332,522,882	89.1%

The Company expects revenues from these distributors to continue to represent a substantial portion of its revenue in the future. Any factor adversely affecting the automobile industry in the PRC or the business operations of these customers will have a material effect on the Company’s business, financial position and results of operations.

Purchase concentration of raw materials and equipment

The principal raw materials used for the Company’s production of modified plastics products are plastic resins, such as polypropylene, Acrylonitrile Butadiene Styrene (“ABS”) and nylon. The Company purchased substantially all of its raw materials through eight and three distributors, which individually exceeded 10% of the Company’s total raw material purchases, accounting for approximately 81% and 95% of the Company’s total raw materials purchases for the three-month periods ended June 30, 2014 and 2013, respectively, and 79% and 97% of the Company’s total raw materials purchases for the six-month periods ended June 30, 2014 and 2013, respectively.   Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company’s business, financial position and results of operations.

The Company purchased equipment from two major equipment distributors, which accounted for 98.6% and nil of the Company’s total equipment purchases for the three-month periods ended June 30, 2014 and 2013, respectively, and accounted for 97.5% and 34.9% of the Company’s total equipment purchases for the six-month periods ended June 30, 2014 and 2013.  Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company’s business, financial position and results of operations. One of majority owners of the equipment distributor is also the majority owner of a major raw material supplier that supplied approximately nil and 17.6% of the Company’s total raw material purchases for the three-month periods ended June 30, 2014 and 2013, and 0.9% and 18.4% of the Company’s total raw material purchases for the six-month periods ended June 30, 2014 and 2013, respectively.  In addition, the majority owner of the equipment distributor is also the majority owner of sales Distributor B presented above.

Cash concentration

Cash and cash equivalents, restricted cash and time deposits maintained at banks consist of the following:

	June 30, 2014	December 31, 2013
	US$	US$
RMB denominated bank deposits with:
Financial Institutions in the PRC	485,607,994	389,522,815
U.S. dollar denominated bank deposits with:
Financial Institution in the U.S.	860,684	84,011
Financial Institutions in the PRC	32,201,654	-
Financial Institution in Hong Kong Special Administrative Region (“Hong Kong SAR”)	167,424	847,559
Financial Institution in Macau Special Administrative Region (“Macau SAR”)	27,025,955	-
Financial Institution in Dubai, United Arab Emirates (“UAE”)	593,608	-
Euro denominated bank deposits with:
Financial institution in Hong Kong SAR	92,954	143,890
HK dollar denominated bank deposits with:
Financial institution in Hong Kong	3,844	-
Dirham denominated bank deposits with:
Financial institution in Dubai, UAE	295,678	-

The bank deposits with financial institutions in the PRC are not insured by any government authority.  The bank deposits with financial institutions in the HK SAR are insured by the government authority up to HK$500,000. The bank deposits with financial institutions in the Macau SAR are insured by the government authority up to MOP$500,000.To limit exposure to credit risk, the Company primarily places bank deposits with large financial institutions in the PRC, HK SAR and Macau SAR with acceptable credit rating.

Short-term bank deposits that are pledged as collateral for bills payable relating to purchases of raw materials are reported as restricted cash and amounted to US$11,327,204 and US$3,964,518 as of June 30, 2014 and December 31, 2013, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company. Short-term bank deposits that are pledged as collateral for letter of credit relating to purchases of raw materials are reported as restricted cash and amounted to US$64,479 and US$237,871 as of June 30, 2014 and December 31, 2013, respectively. The cash will be available for use by the Company 90 days from the issuance of the letter of credit. The cash flows from the pledged bank deposits, which relate to purchases of raw materials, are reported within cash flows from operating activities in the condensed consolidated statements of cash flows.

Short-term bank deposits that are pledged as collateral for short-term bank borrowings are reported as restricted cash and amounted to US$8,793,281 and US$9,506,582 as of June 30, 2014 and December 31, 2013, respectively. Long-term bank deposits that are pledged as collateral for issuance of letter of guarantee are reported as other non-current assets and amounted to US$17,731,640 and nil as of June 30, 2014 and December 31, 2013, respectively. The cash flows from such bank deposits are reported within cash flows from financing activities in the condensed consolidated statements of cash flows.

Note 2 - Accounts receivable, net

Accounts receivable consists of the following:

	June 30, 2014	December 31, 2013
	US$	US$

Accounts receivable	191,339,039	282,466,580
Allowance for doubtful accounts	(130,955)	(145,761)
Accounts receivable, net	191,208,084	282,320,819

As of June 30, 2014 and December 31, 2013, the accounts receivable balances also include notes receivable in the amount of US$1,043,360 and US$7,481,629, respectively. As of June 30, 2014 and December 31, 2013, US$109,847,803 and US$133,778,940 of accounts receivable are pledged for the short-term bank loans, respectively.

There was no accrual of additional provision or write-off of accounts receivable for the three-month and six-month periods ended June 30, 2014 and 2013.

 Note 3 - Inventories

Inventories consist of the following:

	June 30, 2014	December 31, 2013
	US$	US$
Raw materials	206,779,697	135,120,514
Work in progress	188,117	2,551,621
Finished goods	20,983,593	7,213,553
Total inventories	227,951,407	144,885,688

There was no write down of inventories for the three-month and six-month periods ended June 30, 2014 and 2013.

Note 4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2014	December 31, 2013
	US$	US$

Advances to suppliers	4,965,343	920,277
Value added taxes receivables	2,586,055	3,924,767
Interest receivable	3,580,703	2,405,666
Others	1,073,702	1,167,433
Total prepaid expenses and other current assets	12,205,803	8,418,143

The Company is required to pay deposits to suppliers for the principal raw materials ordered. The Company makes advanced orders of raw materials based upon (1) the demand and supply situation in the raw materials market and (2) the forecasted demand of products. All advances to suppliers as of June 30, 2014 are related to purchase of raw materials, which were subsequently received by the Company in July 2014.

Interest receivable mainly represents interest income earned from time deposits and restricted cash.

Others mainly include other prepaid expenses, staff advances and financial receivable under the foreign currency forward contract (see Note 8).

Note 5 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	June 30, 2014	December 31, 2013
	US$	US$

Machinery, equipment and furniture	207,858,010	209,921,805
Motor vehicles	1,545,923	1,580,877
Workshops and buildings	78,685,983	62,217,256
Construction in progress	7,110,797	4,807,666
Total property, plant and equipment	295,200,713	278,527,604
Less accumulated depreciation	(54,629,452)	(44,685,869)
Property, plant and equipment, net	240,571,261	233,841,735

For the three-month and six-month periods ended June 30, 2014 and 2013, no interest expense was capitalized as a component of the cost of construction in progress as the amount was inconsequential. Depreciation expense on property, plant and equipment was allocated to the following expense items:

	Three-Month Period Ended June 30,
	2014	2013
	US$	US$

Cost of revenues	4,638,160	4,780,019
General and administrative expenses	319,502	85,147
Research and development expenses	527,963	427,981
Total depreciation expense	5,485,625	5,293,147

	Six-Month Period Ended June 30,
	2014	2013
	US$	US$

Cost of revenues	9,508,815	8,943,524
General and administrative expenses	621,783	726,013
Research and development expenses	959,972	795,964
Total depreciation expense	11,090,570	10,465,501

Note 6 - Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2014	December 31, 2013
	US$	US$
Payables for purchase of property, plant and equipment	5,944,303	44,510,678
Accrued freight expenses	2,444,510	5,010,341
Accrued interest expenses	8,431,739	1,171,203
Others	3,992,564	5,200,782
Total accrued expenses and other current liabilities	20,813,116	55,893,004

Others mainly represent accrued issuance cost for the note offering, non income tax payables, accrued payroll and employee benefits, and other accrued miscellaneous operating expenses.

Note 7 – Fair value measurement

Short-term financial instruments, including cash and cash equivalents, restricted cash, time deposits, accounts receivable, amounts due from related parties, short-term loans, bills payable, accounts payable, amounts due to a related party, accrued expenses and other current liabilities- carrying amounts approximate fair values because of the short maturity of these instruments.

Long-term bank loans-fair value is based on the amount of future cash flows associated with each loan discounted at the Company’s current borrowing rate for similar debt instruments of comparable terms. The carrying value of the long-term bank loans approximate their fair values as the long-term bank loans carry interest rates which approximate rates currently offered by the Company’s banks for similar debt instruments of comparable maturities.

Notes payable - fair values of the Company’s notes payable are estimated based on quoted market prices which are categorized as Level 1 measurement in the fair value hierarchy. As of June 30, 2014, the carrying amount and estimated fair value of the notes payable were US$148,491,833 and US$165,843,750, respectively.

Derivative liabilities-fair values are determined using an option-pricing model which considers the following significant inputs: the Company’s stock price, risk-free interest rate and expected volatility of the Company’s stock price over the term of the derivative liabilities.

Note 8 – Foreign currency forward contracts

On March 14, 2014, the Company entered into a foreign currency forward contract with HSBC Bank (China) Company Ltd. (the “HSBC”), pursuant to which the Company would pay US$80 million to HSBC in exchange for RMB492 million on June 18, 2014.  On June 18, 2014, the Company paid HSBC US$1.1 million to settle the contract because the foreign exchange rate of USD had appreciated against RMB during the period of the forward contract.  The Company entered into another foreign currency forward contract with HSBC on June 18, 2014, pursuant to which the Company would pay US$50 million in exchange for RMB315 million on June 23, 2015.  Changes in fair value of the foreign currency forward contract dated June 18, 2014 amounted to US$0.1 million and was recognized in earnings because it did not qualify or was designated for hedge accounting.

During the six-month period ended June 30, 2014, the Company recognized loss on foreign currency forward contracts in the amount of US$0.9 million.

Note 9 – Borrowings

(a)  Current

		June 30, 2014	December 31, 2013
		US$	US$

Unsecured loans		77,374,428	169,027,897
Loans secured by accounts receivable		88,658,199	100,434,445
Loans secured by bank deposits		1,940,000	36,960,867
Current portion of long-term bank loans (note b)		8,059,836	-

Total short-term bank loans, including current portion of long-term bank loans	(i)	176,032,463	306,423,209

Interest-free loan secured by land use rights	(ii)	8,059,836	8,259,411

Total short-term loans, including current portion of long-term bank loans		184,092,299	314,682,620

(i)	As of June 30, 2014 and December 31, 2013, the Company’s short-term bank loans (including the current portion of long-term bank loans) bear a weighted average interest rate of 5.8% and 5.9% per annum, respectively. All short-term bank loans mature at various times within one year and contain no renewal terms.

(ii)	The Company obtained an interest-free loan in the amount of RMB50.0 million (equivalent to US$8.1 million) from a company affiliated with the People’s Government of Shunqing District, Nanchong City, Sichuan Province (“Shunqing Government”). The loan was issued to support the Company’s construction of a production plant in Sichuan. The loan will be secured by a land use right to be granted to the Company in connection with the construction. The Company repaid the loan in July 2014.

(b) Non-current
	June 30, 2014	December 31, 2013
	US$	US$
Secured loans	70,000,000	-
Unsecured loans	100,425,559	-
Less: current portion	(8,059,836)	-
Total long-term bank loans, excluding current portion	162,365,723	-

On January 17, 2014, the Company obtained four two-year unsecured loans with an aggregated principal amount of RMB150 million (equivalent to US$24.2 million) at 110% of Renminbi benchmark interest rates per annum (6.7650% as of June 30, 2014) from China Construction Bank.

During the second quarter of 2014, the Company obtained a two-year unsecured loan of RMB328 million (equivalent to US$52.9 million) at an interest rate of 6.15% per annum from Bank of China.

On May 15, 2014, the Company obtained a two-year unsecured loan of RMB50 million (equivalent to US$8.1 million) at an interest rate of 6.77% per annum from Bank of Communication. On June 23, 2014, the Company obtained a two-year unsecured loan of RMB45 million (equivalent to US$7.3 million) at an interest rate of 6.77% per annum from Bank of Communication.

On June 12, 2014, the Company obtained a three-year secured loan of US$70 million from Bank of China, at an interest rate of London Inter-Bank Offered Rate (“LIBOR”) plus 2.6% (2.8307% as of June 30, 2014).  The interest rate is reset every three months.

As of June 30, 2014, the Company had total lines of credit of RMB3,491.0 million (US$562.7 million). Other than a US$48.5 million line of credit from a bank in Hong Kong SAR, the remaining lines of credit are from PRC banks in Harbin, Heilongjiang province. As of June 30, 2014, the Company has unused lines of credit of RMB1,241.6 million (US$200.2 million) with remaining terms less than 12 months and RMB 150 million (US$24.2 million) with remaining terms beyond 12 months.

Certain lines of credit contain financial covenants such as total stockholders’ equity, debt asset ratio, current ratio, contingent liability ratio and net profit. As of June 30, 2014, the Company has met these financial covenants.

Note 10 – Notes Payable

On February 4, 2014, Favor Sea Limited, a wholly owned subsidiary of the Company, issued US$150,000,000 aggregate principal amount of 11.75% Guaranteed Senior Notes due 2019 (the ’Notes’) with issuance price of 99.080%. The Notes bear interest at a rate of 11.75% per annum, payable on February 4 and August 4 of each year, commencing August 4, 2014.  The Notes will mature on February 4, 2019.  Net proceeds after debt issuance costs and debt discount were approximately US$143.5 million.  Debt issuance costs in the amount of US$4.9 million are recorded as deferred charges and included in the other noncurrent assets on the consolidated balance sheet.  The debt discount and debt issuance costs are amortized into interest expense using the effective interest method over the terms of the Notes.

The Notes can be redeemed prior to their maturity, the details of which are as follows:

The Company may at its option redeem the Notes, in whole but not in part, at any time prior to February 4, 2017, at a redemption price equal to 100% of the principal amount of the Notes redeemed plus the Applicable Premium, as defined in the Indenture of the Notes, and accrued and unpaid interest, if any, to (but not including) the redemption date. In addition, at any time and from time to time prior to February 4, 2017, the Company may at its option redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds of one or more sales of common stock of China XD in an equity offering, at a redemption price of 111.75% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to (but not including) the redemption date, provided that at least 65% of the aggregate principal amount of the Notes issued remains outstanding after each such redemption and any such redemption takes place within 60 days after the closing of the related equity offering.

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

For the three-month and six-month periods ended June 30, 2014, the Company recognized interest expenses of the Notes in the amount of US$4,667,171 and US$7,548,160, respectively.

Note 11 – Related party transactions

The Company entered into related party transactions with Harbin Xinda High-Tech Co., Ltd. (“Xinda High-Tech”), an entity controlled by the wife of Mr. Han, the chief executive officer and controlling stockholder of the Company and Mr. Han’s son.  The significant related party transactions are summarized as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
	US$	US$	US$	US$
Costs and expenses resulting from transactions with related parties:
Rental expenses for plant and office spaces	195,677	200,218	395,588	398,270

The balance due from a related party is summarized as follows:

	June 30, 2014	December 31, 2013
	US$	US$
Amounts due from a related party:
Prepaid rent expenses to Xinda High-Tech	-	225,752
Prepaid rent expenses to Mr. Han’s son	8,060	-
Total	8,060	225,752

Amounts due to a related party:
Rent payable to Xinda High-Tech	54,710	-

The Company rents the following plant and office buildings in Harbin, Heilongjiang province from Xinda High-Tech:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Plant and office building	20,250	664,878	Between May 1, 2012 and December 31, 2013
Office building	250	8,108	Between January 1, 2012 and December 31, 2013
Office building	3,394	110,080	Between May 1, 2012 and April 30, 2013
Office building	3,394	110,080	Between May 1, 2013 and December 31, 2013
Office building	23,894	774,959	Between January 1, 2014 and December 31, 2018

The Company also rents a facility of approximately 3,134 square meters in Harbin, Heilongjiang province from Mr. Han’s son for an annual rental fee of RMB100,000 (approximately US$16,217).  The period of the lease is from January 1, 2014 to December 31, 2014.

Note 12 – Income tax

Pursuant to an approval from the local tax authority in July 2013, Sichuan Xinda Enterprise Group Co., Ltd. (“Sichuan Xinda Group”), a subsidiary of China XD, became a qualified enterprise located in the western region of the PRC, which entitled it to a preferential income tax rate of 15% from January 1, 2013 to December 31, 2020. Under the current laws of Dubai, Al Composites Materials FZE (“Al Composites”), a subsidiary of China XD, is exempted from income taxes.

The effective income tax rates for the six-month periods ended June 30, 2014 and 2013 were 22.3% and 25.5%, respectively. The effective income tax rate for the six-month period ended June 30, 2014 differs from the PRC statutory income tax rate of 25% primarily due to the abovementioned Sichuan Xinda Group’s and Al Composites’s preferential income tax rate, partially offsetting by effect of tax rate differential on entities not subject to PRC income tax, effect of non-deductible expenses and increase of valuation allowances against deferred income tax assets of certain subsidiaries, which were at cumulative loss position.

As of June 30, 2014, the unrecognized tax benefits were US$9,607,277 and the interest relating to unrecognized tax benefits was US$670,142.  No penalties expense related to unrecognized tax benefits were recorded. The Company is currently unable to provide an estimate of a range of the total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.

Note 13 – Warrants

The following is a summary of outstanding warrants as of June 30, 2014:

Warrants	Exercise Price	Number of Warrants Outstanding	Remaining Contractual Life
	US$		Years
Series A investor warrants	4.58	438,038	0.42
Series A placement agent warrants	5.50	117,261	0.42
Total		555,299

The fair values of the warrants as of June 30, 2014 were calculated using Black-Scholes option pricing model with the following assumptions:

	Series A Investor Warrants	Series A Placement Agent Warrants
Volatility	78.3%	78.3%
Expected dividends yield	0%	0%
Fair value of underlying common stock (per share)	8.39	8.39
Risk-free interest rate (per annum)	0.08%	0.08%

During the six-month period ended June 30, 2014, 882,658 shares of Series A investor warrants were exercised. On April 3, 2014, 130,435 Series A investor warrants were exercised for 130,435 shares of the common stocks of the Company. The Company received proceeds of US$596,740 in cash on April 3, 2014. In addition, 752,223 shares of Series A investor warrants were exercised using cashless method for 440,133 shares of the common stocks of the Company.

Note 14 – Stockholders’ equity

The changes of each caption of stockholders’ equity for the six-month period ended June 30, 2014 are as follows:

	Series B Preferred Stock		Common Stock					Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Stockholders’ Equity
		US$		US$
Balance as of January 1, 2014	1,000,000	100	47,875,133	4,789	(92,694)	76,341,659	311,047,337	25,043,914	412,345,105
Net income	-	-	-	-	-	-	41,832,711	-	41,832,711
Other comprehensive loss	-	-	-	-	-	-	-	(12,842,203)	(12,842,203)
Exercise of Series A investor warrants			570,568	57		596,683			596,740
Vesting of unvested shares	-	-	674,205	67	-	(67)	-	-	-
Stock based compensation	-	-	-	-	-	532,939	-	-	532,939
Balance as of June 30, 2014	1,000,000	100	49,119,906	4,913	(92,694)	77,471,214	352,880,048	12,201,711	442,465,292

Note 15 – Stock based compensation

The Company recognized nil and US$82,833 of share-based compensation expense in general and administration expenses relating to stock options for the three-month periods ended June 30, 2014 and 2013, respectively, and nil and US$92,625 of share-based compensation expense in general and administration expenses relating to stock options for the six-month periods ended June 30, 2014 and 2013, respectively.  All outstanding options expired on August 7, 2013.

A summary of the nonvested shares activity for the six-month ended June 30, 2014 is as follows:

	Number of Nonvested Shares	Weighted Average Grant date Fair Value
		US$
Outstanding as of December 31, 2013	1,090,575	4.89
Vested	(674,205)	4.32
Forfeited	(27,730)	4.40
Outstanding as of June 30, 2014	388,640	4.37

The Company recognized US$122,091 and US$142,856 of share-based compensation expense in general and administration expenses relating to nonvested shares for the three-month periods ended June 30, 2014 and 2013, respectively, and US$532,939 and US$497,413 of share-based compensation expense in general and administration expenses relating to nonvested shares for the six-month periods ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was US$896,172 total unrecognized compensation cost relating to nonvested shares, which is to be recognized over a weighted average period of 1.59 years.

Note 16 – Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
	US$	US$	US$	US$
Net income	19,836,660	20,806,613	41,832,711	35,257,468
Less:
Earnings allocated to participating Series D convertible preferred stock	(4,869,197)	(5,195,421)	(10,284,553)	(8,803,806)
Earnings allocated to participating nonvested shares	(119,614)	(93,518)	(352,376)	(183,776)
Net income for basic and diluted earnings per share	14,847,849	15,517,674	31,195,782	26,269,886

Denominator
Denominator for basic and diluted earnings per share	48,789,480	47,788,772	48,532,252	47,742,778

Earnings per share:
Basic and diluted	0.30	0.32	0.64	0.55

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month periods and six-month periods ended June 30, 2014 and 2013 because their effects are anti-dilutive:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013

Shares issuable upon conversion of Series D convertible preferred stock	16,000,000	16,000,000	16,000,000	16,000,000
Shares issuable upon exercise of Series A investor warrant	438,038	1,320,696	438,038	1,320,696
Shares issuable upon exercise of Series A placement agent warrant	117,261	117,261	117,261	117,261
Shares issuable upon exercise of Series C placement agent warrant	-	166,667	-	166,667
Shares issuable upon exercise of stock options	-	148,500	-	148,500

Note 17 – Commitments and contingencies

(1)	Lease commitments

Future minimum lease payments under non-cancellable operating leases agreements as of June 30, 2014 were as follows.

US$
Period from July 1, 2014 to December 31, 2014	567,204
Years ending December 31,
2015	1,116,039
2016	995,142
2017	839,327
2018	774,959
2019 and thereafter	-

Rental expenses incurred for operating leases of plant and equipment and office spaces were US$302,480 and US$200,998 for the three-month periods ended June 30, 2014 and 2013, respectively, and US$620,708 and US$419,165 for the six-month periods ended June 30, 2014 and 2013, respectively. There are no step rent provisions, escalation clauses, capital improvement funding requirements, other lease concessions or contingent rent in the lease agreements. The Company has no legal or contractual asset retirement obligations at the end of leases. The Company’s leases do not contain any contingent rent payments terms.

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

As of June 30, 2014, the Company has a commitment of RMB349,984,604 (equivalent to US$56,416,372, mainly for the acquisition of equipment for Al Composites plant.

Note 18 – Subsequent events

On August 3, 2014, the Company’s Board of Directors approved the grant of (i) 282,460 nonvested shares to certain executive officers and employees which will vest on August 7, 2017; (ii) 9,488 nonvested shares to two independent directors which will vest on February 7, 2015.

The Company and certain of its officers were named as defendants in two putative securities class action lawsuits filed on July 15, 2014 and July 16, 2014 in the United States District Court for the Southern District of New York. The Company, after consultation with its legal counsels, believes that the lawsuite are without merits and intends to vigorously defend against them.  Nevertheless, there is a possibility that a loss may have been incurred. In accordance with ASC Topic 450, no loss contingency was accrued as of June 30, 2014 since the possible loss or range of loss cannot be reasonable estimated.

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

Overview

China XD Plastics Company Limited (“China XD“, “we“, and the “Company“, and “us“ or “our“ shall be interpreted accordingly) is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of polymer composite materials primarily for automotive applications in China. Through our wholly-owned operating subsidiaries in China, we develop polymer composite materials using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 300 certifications from manufacturers in the automobile industry as of June 30, 2014. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province. Our Research and Development (“R&D“) team consists of 237 professionals and 2 consultants. As a result of the integration of our academic and technological expertise, we have a portfolio of 115 patents, 2 of which we have obtained the patent rights and the remaining 113 of which we have applications pending in China as of June 30, 2014.

Our products include eleven categories: Modified Polypropylene (PP), Modified Acrylonitrile Butadiene Styrene (ABS), Modified Polyamide 66 (PA66), Modified Polyamide 6 (PA6), Modified Polyoxymethylenes (POM), Modified Polyphenylene Oxide (PPO), Plastic Alloy, Modified Polyphenylene Sulfide (PPS), Modified Polyimide (PI), Modified Polylactic acid (PLA) and Polyether Ether Ketone (PEEK). As we have successfully developed more new products to grow our business, we have re-categorized our product types as presented above in order to present more updated breakdown of polymer composite materials we produce since the beginning of 2014. We believe the current categorization better reflects the nature and characteristics of our products and the way that our management currently views and analyzes our products. In conformity with this new categorization, we have adjusted comparable product information in applicable prior periods. Since not all the categories have achieved sales in the second quarter of 2014, we only presented the categories which achieved sales.

Our products are primarily used in the production of exterior and interior trim and functional components of 24 automobile brands and more than 80 automobile models manufactured in China, including Audi, Mercedes Benz, Buick, Chevrolet, VW Passat, Golf and Jetta, BMW, Mazda, and Toyota. Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing bases in Harbin, Heilongjiang in the PRC, with the construction of our plant in Sichuan underway. As of June 30, 2014, we had approximately 390,000 metric tons of production capacity across 83 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems. In December 2013, we broke ground on the construction of our fourth production base in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total installed production capacity to 690,000 metric tons with additional 70 new production lines at the completion of the construction of our fourth production base.  In addition, during the three months ended June 30, 2014, we started the construction of Al Composites plant in UAE with additional 4,000 metric tons targeting on high-end products for the overseas markets, which will be completed by the end of first quarter of 2015.

Highlights for the three months ended June 30, 2014 include:

● Revenues were $264.2 million, an increase of 30.7% from $202.2 million in the second quarter of 2013
● Gross profit was $52.3 million, an increase of 40.6% from $37.2 million in the second quarter of 2013
● Gross profit margin was 19.8%, compared to 18.4% in the second quarter of 2013
● Net income was $19.8 million, compared to $20.8 million in the second quarter of 2013
● Total volume shipped was 81,284 metric tons, up 16.3% from 69,915 metric tons in the second quarter of 2013

Results of Operations

The following table sets forth, for the periods indicated, statements of income data in millions of USD:

(in millions, except percentage)	Three Month Period Ended			Six Month Period Ended
	June 30,		Change	June 30,		Change
	2014	2013	%	2014	2013	%
Revenues	264.2	202.2	30.7%	487.8	373.1	30.7%
Cost of revenues	(211.9)	(165.0)	28.4%	(388.9)	(306.8)	26.8%
Gross profit	52.3	37.2	40.6%	98.9	66.3	49.2%
Total operating expenses	(18.0)	(8.7)	106.9%	(30.6)	(17.2)	77.9%
Operating income	34.3	28.5	20.4%	68.3	49.1	39.1%
Income before income taxes	24.7	27.9	(11.5)%	53.8	47.3	13.7%
Income tax expense	(4.9)	(7.1)	(31.0)%	(12.0)	(12.0)	(0.0)%
Net income	19.8	20.8	(4.8)%	41.8	35.3	18.4%

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Revenues

Revenues were US$264.2 million in the second quarter ended June 30, 2014, an increase of US$62.0 million, or 30.7%, compared to US$202.2 million in the same period of last year, due to approximately 16.3% increase in sales volume and 13.6% increase in the average RMB selling price of our products.

The increase of sales volume was driven by the strong demand of polymer composite materials in the PRC and Asian markets, the higher penetration of our business in our existing markets supported as well as the marketing efforts to develop new customers. Such increase in demand was driven by increasing demand for middle and high-end automobiles by Chinese consumers, continuing substitution of imported polymer composite materials by domestic suppliers, as well as the increase of plastic content on the per-vehicle-basis in China with even higher adoption rate in higher-end automobile models than lower-end ones. The increase of average RMB selling price was mainly due to the shift of product mix towards higher-end products.

During the second quarter ended June 30, 2014, the Company sold US$20.0 million products to the Korean market, mainly PA66 and plastic alloy, accounting 7.6% of the total revenues for second quarter of 2014.

The following table summarizes the breakdown of revenues by categories in millions of US$:

(in millions, except percentage)	Revenues For the Three-Month Period Ended June 30,
	2014		2013
	Amount	%	Amount	%	Change in Amount	Change in %
Modified Polyamide 66 (PA66)	53.3	20.2%	36.9	18.3%	16.4	44.4%

Modified Polyamide 6 (PA6)	62.6	23.7%	39.9	19.7%	22.7	56.9%

Plastic Alloy	79.0	29.9%	53.2	26.3%	25.8	48.5%

Modified Polypropylene (PP)	55.6	21.1%	60.8	30.1%	(5.2)	(8.6)%

Modified Acrylonitrile butadiene styrene (ABS)	9.6	3.6%	9.5	4.7%	0.1	1.1%

Polyoxymethylenes (POM)	0.9	0.3%	1.4	0.7%	(0.5)	(35.7)%

Polyphenylene Oxide (PPO)	3.2	1.2%	-	0.0%	3.2	N/	A

Sub-total	264.2	100.0%	201.7	99.8%	62.5	31.0%

Service revenue	-	0.0%	0.5	0.2%	(0.5)	(100.0)%
Total Revenues	264.2	100%	202.2	100%	62.0	30.7%

 The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Three-Month Period Ended June 30,
	2014		2013
	MT	%	MT	%	Change in MT	Change in %
Modified Polyamide 66 (PA66)	9,448	11.6%	7,232	10.3%	2,216	30.6%

Modified Polyamide 6 (PA6)	12,481	15.4%	7,940	11.4%	4,541	57.2%

Plastic Alloy	25,426	31.3%	20,606	29.5%	4,820	23.4%

Modified Polypropylene (PP)	29,500	36.3%	30,337	43.4%	(837)	(2.8)%

Modified Acrylonitrile butadiene styrene (ABS)	3,727	4.6%	3,350	4.8%	377	11.3%

Polyoxymethylenes (POM)	271	0.3%	450	0.6%	(179)	(39.8)%

Polyphenylene Oxide (PPO)	431	0.5%	-	0.0%	431	N/	A

Total Sales Volume	81,284	100%	69,915	100%	11,369	16.3%

The Company has shifted product mix from traditional Modified Polypropylene (PP) to higher-end products such as Modified Polyamide (PA66 and PA6) and plastic alloy, primarily due to (i) the increasing demand of advanced modified plastics in luxury automobile models in China and Korea market, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) increased sales of higher-end cars made by automotive manufacturers from China and Germany and U.S. and Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Profit Margin

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2014	2013	Amount	%
Gross Profit	$52.3	$37.2	$15.1	40.6%
Gross Profit Margin	19.8%	18.4%		1.4%

Gross profit was US$52.3 million in the second quarter ended June 30, 2014 compared to US$37.2 million in the same period of 2013, representing an increase of 40.6%. Our gross margin increased to 19.8% during the quarter ended June 30, 2014 from 18.4% during the same quarter of 2013 primarily due to (i) higher-end product sales accounting for 75.3% of our total revenues for the second quarter ended June 30, 2014 as compared to 65.1% of that of the prior year; (ii) sales to Korean market accounted for 7.6% mainly with products of high-end modified PA66 and plastic alloys; (iii) the average 1.5%  of sales discount off the original prices to lower-end products modified PP and modified ABS for the second quarter ended June 30, 2014 as compared to an average 6.4% discount off the original prices during the second quarter of 2013.

General and Administrative Expenses

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2014	2013	Amount	%
General and Administrative Expenses	$4.5	$2.9	$1.6	55.2%
as a percentage of revenues	1.8%	1.4%		0.4%

General and administrative (G&A) expenses were US$4.5 million in the quarter ended June 30, 2014 compared to US$2.9 million in the same period in 2013, representing an increase of 55.2%, or US$1.6 million. This increase is primarily due to 1) US$1 million increase of payroll; 2) US$0.2 million increase of office and communication expense; and 3) US$0.3 million increase of rental fee due to the expansion of the business.

Research and Development Expenses

	Three–Month Period Ended June 30,		Change
(in millions, except percentage)	2014	2013	Amount	%
Research and Development Expenses	$13.4	$5.8	$7.6	131.0%
as a percentage of revenues	5.1%	2.9%		2.2%

Research and development expenses were US$13.4 million during the quarter ended June 30, 2014 compared with US5.8 million during the same period in 2013, an increase of US$7.6 million, or 131.0%, reflecting increased research and development activities on new products primarily in consumption of raw materials for various experiments for automotive applications from automobile manufacturers as well as other non-automotive applications. As of June 30, 2014, the number of ongoing research and development projects was 151. The consumption of raw materials for these projects accounted for 93% of total R&D expenses for the quarter ended June 30, 2014.

We expect to complete and commence to realize economic benefits on approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail and medical devices.

Operating Income

Total operating income was US$34.3 million in the second quarter ended June 30, 2014 compared to US$28.5 million in the same period of 2013, representing an increase of 20.4% or US$5.8 million. This increase is primarily due to higher gross profit, partially offset by higher general & administrative expenses, and research & development expenses.

Interest Income (Expenses)

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2014	2013	Amount	%
Interest Income	$3.5	$1.5	$2.0	133.3%
Interest Expenses	(11.7)	(3.4)	(8.3)	244.1%
Net Interest Expenses	$(8.2)	$(1.9)	$(6.3)	331.6%
as a percentage of revenues	(3.1)%	(1.0)%		(2.1)%

Net interest expense was US$8.2 million for the three-month period ended June 30, 2014, compared to net interest expense of US$1.9 million in the same period of 2013, primarily due to (i) an increase of US$4.7 million interest expenses resulting from the Notes issued on February 4, 2014; and (ii) an increase of US$3.5 million interest expenses increase resulting from the increase of bank loans to meet the need of our future capacity expansion in Southwest China and Dubai. The average short and long-term loan balance for the three months ended June 30, 2014 was US$93.6 million as compared to US$51.4 million for the three months ended June 30, 2013, leading to US$3.5 million more interest expense, partially offset by (iii) an increase of US$2.0 million interest income. The average deposit balance for the three months ended June 30, 2014 was US$110.6 million as compared to US$51.6 million as of that of the prior year, leading to the increase of interest income.

Losses on foreign currency forward contracts

	Three–Month Period Ended June 30,		Change
(in millions, except percentage)	2014	2013	Amount	%
Losses on foreign currency forward contracts	$(0.9)	$-	$(0.9)	N/	A
as a percentage of revenues	(0.4)%	-			(0.4)%

During the three-month period ended June 30, 2014, the Company settled the foreign currency forward contract which was entered into to manage its exposure to foreign currency risks with a notional amount of US$80M.  Due to the appreciation of US dollars against Chinese Yuan during the three-month period ended June 30, 2014, the Company had a loss of US$0.9 million on foreign currency forward contracts.

Income Taxes

	Three–Month Period Ended June 30,		Change
(in millions, except percentage)	2014	2013	Amount	%
Income before Income Taxes	$24.7	$27.9	$(3.2)	(11.5)%
Income Tax Expense	(4.9)	(7.1)	2.2	(31.0)%
Effective income tax rate	19.8%	25.4%		(5.6)%

The effective income tax rates for the three-month periods ended June 30, 2014 and 2013 were 19.8% and 25.4%, respectively. The effective income tax rate for the three-month period ended June 30, 2014 differs from the PRC statutory income tax rate of 25% primarily due to (i) Sichuan Xinda Group’s preferential income tax rate and exemption of income tax for the income earned by Al Composites, (ii) increase of valuation allowances against deferred income tax assets of certain subsidiaries, which were at cumulative loss position, partially offsetting by (iii) effect of tax rate differential on entities not subject to PRC income tax, and (iv) effect of non-deductible expenses.

Our PRC subsidiaries have US$489.1 million of cash and cash equivalents, restricted cash and time deposits as of June 30, 2014, which are planned to be indefinitely reinvested in the PRC. The distributions from our PRC subsidiaries are subject to U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities on undistributed earnings of our PRC subsidiaries.

Net Income

As a result of the above factors, we had a net income of US$19.8 million in the second quarter of 2014 compared to a net income of US$20.8 million in the same quarter of 2013.

Six Months Ended June 30, 2014 compared to six months ended June 30, 2013

Revenues

Revenues were US$487.8 million for the six months ended June 30, 2014, an increase of US$114.7 million, or 30.7%, compared to US$373.1 million in the same period of last year, due to approximately 14.6% increase in sales volume and 13.7% increase in the average RMB selling price of our products. The increase of sales volume was mainly driven by the strong demand of polymer composite materials in the PRC market and higher penetration of our business in our existing markets supported. Such increase in demand was driven by increasing demand for middle and high-end automobiles by Chinese consumers, continuing substitution of imported polymer composite materials by domestic suppliers, as well as the increase of plastic content on the per-vehicle-basis in China with even higher adoption rate in higher-end automobile models than lower-end ones. The increase of average RMB selling price was mainly due to the shift of product mix towards higher-end products.

In addition, the Company initiated its marketing efforts to develop new customers, in particular those in the Korean market. During the six months ended June 30, 2014, the Company sold US$20.0 million products to the Korean market, mainly PA 66 and plastic alloy, accounting 4.1% of total revenue for the six months ended June 30, 2014.

Product Mix

The following table summarizes the breakdown of revenues by product mix in millions of US$:

(in millions, except percentage)	Revenues For the Six-Month Period Ended June 30,
	2014		2013
	Amount	%	Amount	%	Change in Amount	Change in %
Modified Polyamide 66 (PA66)	112.2	23.0%	69.7	18.7%	42.5	61.0%

Modified Polyamide 6 (PA6)	114.7	23.5%	70.1	18.8%	44.6	63.6%

Plastic Alloy	130.5	26.8%	97.7	26.2%	32.8	33.6%

Modified Polypropylene (PP)	104.9	21.5%	118.2	31.6%	(13.3)	(11.3)%

Modified Acrylonitrile butadiene styrene (ABS)	19.2	3.9%	14.4	3.9%	4.8	33.3%

Polyoxymethylenes (POM)	2.1	0.4%	2.0	0.5%	0.1	5.0%

Polyphenylene Oxide (PPO)	4.2	0.9%	-	0.0%	4.2	N/A

Sub-total	487.8	100.0%	372.1	99.7%	115.7	31.1%

Service revenue	-	0.0%	1.0	0.3%	(1.0)	(100.0%)
Total Revenues	487.8	100%	373.1	100%	114.7	30.7%

 The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Six-month period ended June 30,
	2014		2013
	MT	%	MT	%	Change in MT	Change in %
Modified Polyamide 66 (PA66)	19,759	13.2%	13,877	10.6%	5,882	42.4%

Modified Polyamide 6 (PA6)	22,814	15.2%	14,159	10.8%	8,655	61.1%

Plastic Alloy	45,824	30.5%	38,026	29.0%	7,798	20.5%

Modified Polypropylene (PP)	53,559	35.6%	59,209	45.2%	(5,650)	(9.5)%

Modified Acrylonitrile butadiene styrene (ABS)	7,100	4.7%	5,120	3.9%	1,980	38.7%

Polyoxymethylenes (POM)	601	0.4%	670	0.5%	(69)	(10.3)%

Polyphenylene Oxide (PPO)	571	0.4%	-	0.0%	571	N/A

Total Sales Volume	150,228	100%	131,061	100%	19,167	14.6%

The Company has shifted product mix from traditional Modified Polypropylene (PP) to higher-end products such as Modified Polyamide (PA66 and PA6), primarily due to (i) the increasing demand of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) increased sales of higher-end cars made by automotive manufacturers from China and Germany joint ventures, and U.S. and Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Profit Margin

	Six Month Period Ended June 30,		Change
(in millions, except percentage)	2014	2013	Amount	%
Gross Profit	$98.9	$66.3	$32.6	49.2%
Gross Profit Margin	20.3%	17.8%		2.5%

Gross profit was US$98.9 million for the six months ended June 30, 2014 compared to US$66.3 million in the same period of 2013, representing an increase of 49.2%. Our gross margin increased to 20.3% during the six months ended June 30, 2014 from 17.8% during the same period of 2013, primarily due to (i) higher-end product sales accounting for 74.6% of our total revenues for the six months ended June 30, 2014 as compared to 64.4% of that of the prior year; and (ii) the average 0.8 % of sales discount off the original prices to the lower-end products, modified PP and ABS for the six months ended June 30, 2014 as compared to an average 6.7% discount off the original prices during the same period of 2013, as a result, revenues contribution from Eastern, Southwestern, and Northern China increased by 47.7%, 24.9% and 15.7%, respectively during the six-month period ended June 30, 2014 as compared to that of the prior year.

General and Administrative Expenses

	Six Month Period Ended June 30,		Change
(in millions, except percentage)	2014	2013	Amount	%
General and Administrative Expenses	$8.3	$6.3	$2.0	31.7%
as a percentage of revenues	1.7%	1.7%		0.0%

General and administrative (G&A) expenses were US$8.3 million for the six months ended June 30, 2014 compared to US$6.3 million in the same period in 2013, representing an increase of 31.7%, or US$2.0 million. This increase is primarily due to 1) US$1.3 million increase of payroll; 2) US$0.3 million increase of office and communication expense; 3) US$0.4 million increase of rental fee due to the expansion of the business. On a percentage basis, G&A expenses for the six months ended June 30, 2014 remained at 1.7% of revenues with the same period of 2013.

Research and Development Expenses

	Six Month Period Ended June 30,		Change
(in millions, except percentage)	2014	2013	Amount	%
Research and Development Expenses	$22.0	$10.8	$11.2	103.7%
as a percentage of revenues	4.5%	2.9%		1.6%

Research and development expenses were US$22.0 million for the six months ended June 30, 2014 compared with US$10.8 million during the same period in 2013, an increase of US$11.2 million, or 103.7%, reflecting increased research and development activities on new products primarily in consumption of raw materials for various experiments for automotive applications from automobile manufacturers as well as other non-automotive applications.

As of June 30, 2014, the number of ongoing research and development projects is 151. We expect to complete and commence to realize economic benefits on approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.

Operating Income

Total operating income was US$68.3 million for the six months ended June 30, 2014 compared to US$49.1 million in the same period of 2013, representing an increase of 39.1% or US$19.2 million. This increase is primarily due to higher gross profit, partially offset by higher general & administrative expenses, and research & development expenses.

Interest Income (Expenses)

	Six Month Period Ended June 30,		Change
(in millions, except percentage)	2014	2013	Amount	%
Interest Income	$6.5	$2.5	$4.0	160.0%
Interest Expenses	(20.2)	(6.3)	(13.9)	220.6%
Net Interest Expenses	$(13.7)	$(3.8)	$(9.9)	260.5%
as a percentage of revenues	(2.9)%	(1.0)%		(1.9)%

Net interest expense was US$13.7 million for the six-month period ended June 30, 2014, compared to net interest expense of US$3.8 million in the same period of 2013, primarily due to (i) an increase of US$7.5 million interest expenses resulting from the Notes issued on February 4, 2014; (ii) an increase of US$6.4 million interest expenses resulting from the increase of bank loans to meet the need of our future capacity expansion in Southwest China and Dubai. The average short and long-term loan balance for the six months ended June 30, 2014 was US$174.1 million as compared to US$93.3 million as of that of the prior year, leading to US$6.4 million more interest expense, partially offset by (iii) an increase of US$ 4.0 million interest income. The average deposit balance for the six months ended June 30, 2014 was US$210.8 million as compared to US$87.4 million as of that of the prior year, leading to the increase of interest income.

Losses on foreign currency forward contracts

	Six Month Period Ended June 30,		Change
(in millions, except percentage)	2014	2013	Amount	%
Forward contract losses	$(0.9)	$-	$(0.9)	N/	A
as a percentage of revenues	(0.2)%	-			(0.2)%

During the six-month period ended June 30, 2014, the Company settled the foreign currency forward contract which was entered into to manage its exposure to foreign currency risks with a notional amount of US$80M. Due to the appreciation of US dollars against Chinese Yuan during the six-month period ended June 30, 2014, the Company had a loss of US$0.9 million on foreign currency forward contracts.

Income Taxes

	Six Month Period Ended June 30,		Change
(in millions, except percentage)	2014	2013	Amount	%
Income before Income Taxes	$53.8	$47.3	$6.5	13.7%
Income Tax Expense	(12.0)	(12.0)	0.0	0.0%
Effective income tax rate	22.3%	25.5%		(3.2)%

The effective income tax rate for the six-month period ended June 30, 2014 differs from the PRC statutory income tax rate of 25% primarily due to (i) Sichuan Xinda Group’s preferential income tax rate and exemption of income tax for the income earned by Al Composites, (ii) increase of valuation allowances against deferred income tax assets of certain subsidiaries, which were at cumulative loss position, partially offsetting by (iii) effect of tax rate differential on entities not subject to PRC income tax, and (iv) effect of non-deductible expenses.

Net Income

As a result of the above factors, we had a net income of US$41.8 million for the six months ended June 30, 2014 compared to net income of US$35.3 million in the same period of 2013.

Selected Balance Sheet Data as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013	Change
(in millions, except percentage)			Amount	%
Cash and cash equivalents	132.8	95.5	37.3	39.1%
Restricted cash	20.2	13.7	6.5	47.4%
Time deposits	376.1	281.3	94.8	33.7%
Accounts receivable, net of allowance for doubtful accounts	191.2	282.3	(91.1)	(32.3)%
Inventories	228.0	144.9	83.1	57.3%
Property, plant and equipment, net	240.6	233.8	6.8	2.9%
Land use rights, net	12.0	12.5	(0.5)	(4.0)%
Other non-current assets	48.6	3.2	45.4	1418.8%
Total assets	1,261.7	1,075.9	185.8	17.3%
Short-term loans, including current portion of long-term bank loans	184.1	314.7	(130.6)	(41.5)%
Bills payable	38.9	25.6	13.3	52.0%
Accounts payable	130.5	122.5	8.0	6.5%
Income taxes payable, including noncurrent portion	16.3	26.8	(10.5)	(39.2)%
Accrued expenses and other current liabilities	20.8	55.9	(35.1)	(62.8)%
Long-term bank loans, excluding current portion	162.4	-	162.4	N/A
Notes payable	148.5	-	148.5	N/A
Redeemable Series D convertible preferred stock	97.6	97.6	-	-
Stockholders’ equity	442.4	412.3	30.1	7.3%

Our financial condition continues to improve as measured by an increase of 7.3% in stockholders’ equity as of June 30, 2014 compared to December 31, 2013. Restricted cash increased by 47.4% as a result of increase short-term bank deposits that are pledged as collateral for letter of credit and bills payable relating to purchase of raw materials, and short-term bank borrowings.  Inventories increased by 57.3% due to the anticipation of the increase of customer demand in the following quarters. Short-term loans decreased by 41.5% due to the leverage of long-term bank loans of US$162.4 million to meet the need to support our future capacity expansion in Southwest China and Dubai. Bills payable increased by 52.0% due to the increase of purchases from our domestic raw material suppliers. As of June 30, 2014, notes payable was US$148.5 million due to the issuance of 11.75% guaranteed senior notes due in 2019, net of discount.

LIQUIDITY AND CAPITAL RESOURCES
Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production lines. We have financed these requirements primarily from cash generated from operations, short-term bank borrowings, and the issuance of our convertible preferred stocks and debt financings. As of June 30, 2014 and December 31, 2013, we had US$132.8 million and US$95.5 million, respectively, in cash and cash equivalents, which were primarily deposited with banks in China (including Hong Kong and Macau). As of June 30, 2014, we had US$184.1 million outstanding short-term loans (including the current portion of long-term bank loans), including US$85.4 million unsecured loans, US$88.7 million loans secured by accounts receivable, US$1.9 million loans secured by time deposits and US$8.1 million interest-free loan secured by the land use rights. We also had US$162.4 million outstanding long-term bank loans (excluding the current portion), including US$70.0 million loans secured by long-term deposits and US$92.4 million unsecured loan. These loans bear a weighted average interest rate of 5.8% per annum and do not contain any renewal terms. We have historically been able to make repayments when due.  In addition, the Company has US$148.5 million of 11.75% guaranteed senior notes due in 2019.

A summary of lines of credit for the six-month period ended June 30, 2014 and the remaining line of credit as of June 30, 2014 is as below:

(in millions)	June 30, 2014
	Lines of Credit, Obtained			Remaining Available
Name of Financial Institution	Date of Approval	RMB	USD	USD
Bank of Communications	March 26, 2014	245.0	39.5	8.1
Bank of Longjiang, Heilongjiang	March 10, 2014	300.0	48.4	-
Bank of China	April 30, 2014	1,110.0	178.9	31.9
HSBC	June 25, 2013	155.1	25.0	20.2
Industrial and Commercial Bank of China Limited	July 30, 2013	500.0	80.6	16.1
Agriculture Bank of China	September 10, 2013	280.0	45.1	29.0
China Construction Bank	December 25, 2013	300.0	48.4	24.2
China CITIC Bank	June 9, 2013	200.0	32.2	32.2
Societe Generale	July 9, 2013	100.0	16.1	16.1
China Construction Bank (Asia)	October 2, 2013	300.9	48.5	46.6
Total		3,491.0	562.7	224.4

We have historically been able to make repayments when due. In addition, as of June 30 2014, we have contractual obligations to pay (i) lease commitments in the amount of US$4.3 million, including US$1.1 million due in one year; (ii) equipment acquisition in the amount of US$56.4 million; (iii) long-term bank loan in the amount of US$177.0 million (including principals and interests); and (iv) notes payable in the amount of US$231.0 million (including principals and interests).

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

The following table sets forth a summary of our cash flows for the periods indicated.

	Six-Month Period Ended June 30,
(in millions US$)	2014	2013
Net cash provided by operating activities	61.3	38.9
Net cash used in investing activities	(188.6)	(138.9)
Net cash provided by financing activities	166.8	80.8
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2.2)	1.4
Net increase (decrease) in cash and cash equivalents	37.3	(17.8)
Cash and cash equivalents at the beginning of period	95.5	83.8
Cash and cash equivalents at the end of period	132.8	66.0

Operating Activities

Net cash provided by operating activities increased to US$61.3 million for the six-month period ended June 30, 2014 from US$38.9 million for the six-month period ended June 30, 2013, primarily due to (i) an increase of US$145.4 million in cash collected from our customers for the six-month period ended June 30, 2014 as compared to the same period in 2013, partially offset by (ii) an increase of US$119.9 million in raw material purchases payment for the six-month period ended June 30, 2014 as compared to the same period in 2013, resulting from increasing sales during the period.

Investing Activities

Net cash used in the investing activities was US$188.6 million for the six-month period ended June 30, 2014 as compared to US$138.9 million for the same period of last year, mainly due to the increase of US$180.1 million purchase of time deposits, and the increase of US$73.0 million purchase of property, plant and equipment, partially offset by the increase of US$203.4 million proceeds from maturity of time deposits.

Financing Activities

Net cash provided by the financing activities was US$166.8 million for the six-month period ended June 30, 2014, as compared to US$80.8 million for the same period of last year, primarily as a result of the increase of US$195.2 million borrowings of bank loans from local banks, the proceeds of US$148.4 million from issuance of long-term notes payable, the release of restricted cash of US$1.6 million, and US$0.6 million proceeds from the exercise of Series A investor warrants, which was offset by the increase of US$236.1 million repayments of bank borrowings, the US$4.0 million payment of issuance costs related to the notes payable, and US$19.7 million of placement of restricted cash as collateral for bank borrowings for the six-month period ended June 30, 2014.

As of June 30, 2014, our cash balance was US$132.8 million, compared to US$95.5 million at December 31, 2013.

Accounts Receivables Days Sales Outstanding (DSO) has increased from 83 days for the six-month period ended June 30, 2013 to 86 days for the six-month period ended June 30, 2014 as a result of overall China economic slowdown and its impact on our industry. We believe that our DSO is below industry average Industry Standard Customer and Supplier Payment Terms (days) as below:

	Six-month period ended June 30, 2014	Year ended December 31, 2013
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Supplier Payment Term	Payment in advance/up to 60 days	Payment in advance/up to 30 days

Inventory turnover days increased from 53 days for the six-month ended June 30, 2013 to 86 days for the six-month ended June 30, 2014, due to inventory of raw materials buildup in anticipation of increasing demand from our customers in the following quarters.

Based on past performance and current expectations, we believe our cash and cash equivalents provided by operating activities and financing activities will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations for at least the next 12 months.

The majority of the Company’s revenues and expenses were denominated primarily in Renminbi (“RMB“), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable.  Inflation has not had a material impact on the Company’s business.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of June 30, 2014 are as follows:

Contractual obligations	Total	Payment due less than 1 year	1 – 3 years	3-5 years	More than 5 years
Lease commitments	4,292,670	1,129,845	1,991,192	1,171,633	-
Purchase of land use rights, plant equipment, and construction in progress	56,416,372	56,416,372	-	-	-
Long-term bank Loans (1)	176,962,213	7,883,985	169,078,228	-	-
Notes payable (2)	230,966,013	10,466,013	35,250,000	185,250,000	-
Total	468,637,268	75,896,215	206,319,420	186,421,633	-

(1)	Includes interest of US$16.0 million accrued at the interest rate under the loan agreements. For borrowings with a floating rate, the most recent rate as of June 30, 2014 was applied.
(2)
On February 4, 2014, Favor Sea Limited, a wholly owned subsidiary of the Company, issued US$150,000,000 aggregate principal amount of 11.75% Guaranteed Senior Notes due 2019 with issuance price of 99.080% (the ’Notes’). The Notes bear interest at a rate of 11.75% per annum, payable on February 4 and August 4 of each year, commencing August 4, 2014. The Notes will mature on February 4, 2019.

(3)
On March 8, 2013, Xinda Holding (HK) Company Limited (“Xinda Holding (HK)“), a wholly owned subsidiary of the Company, entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion (equivalent to US$290 million) in property, plant and equipment and approximately RMB0.6 billion (equivalent to US$97 million) in working capital, for the construction of Sichuan plant.

Legal Proceedings

None.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term loans, long-term bank loans, notes payable, cash and cash equivalents, restricted cash and time deposits. Although the interest rates, which are based on the banks’ prime rates are fixed for the terms of the loans and deposits, increase in interest rates will increase our interest expense.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of June 30, 2014 would decrease income before income taxes by approximately US$2.4 million for the six-month period ended June 30, 2014. A hypothetical 1.0% decrease in the annual interest rates for all of our cash and cash equivalents, restricted cash and time deposits we had as of June 30, 2014 would decrease income before income taxes by approximately US$2.7 million. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of cash and cash equivalents, restricted cash and time deposits, and debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

All of our revenues are collected in and substantially all of our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the $1.00 U.S. dollar until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the Chinese Central Bank allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. On June 30 2014, the RMB traded at 6.2036 RMB to 1.00 U.S. dollar.

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

Foreign Currency Exchange Rates

On February 5, 2014, the Company’s wholly owned subsidiary, Favor Sea Limited (the “Note Issuer“), completed the sale of US$150 million in aggregate principal amount of 11.75% guaranteed senior notes due on February 4, 2019 (the “Notes“).  We must periodically convert Reminbi into US Dollars to make interest and principal payments during the tenure of the Notes. Therefore, fluctuations in currency exchange rates could have a significant effect on our results of operations due to mismatches among various foreign currency-denominated transactions. In the six months ended June 30, 2014 and 2013, we recognized a net forward contract loss of RMB5.8 million (equivalent to US$0.9 million) and nil, respectively, primarily due to the appreciation of the US dollar against the Renminbi. We will continue to be exposed to foreign currency exchange risk to the extent that our hedging and foreign currency forward arrangements do not cover all of our expected exposure in foreign currencies. We cannot predict the effect of exchange rate fluctuations on our foreign currency exchange gains or losses in the future. We may continue to reduce the effect of such exposure through hedging or other similar arrangements, but because of the limited availability of such instruments in China, we cannot assure you that we will always find a hedging arrangement suitable to us, or that such derivative activities will be effective in managing our foreign exchange risk.

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

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2013 due to one material weakness as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we believe that our unaudited consolidated financial statements included in this Quarterly Report present fairly our financial position, results of operations and cash flows for the six months ended June 30, 2014 in all material respects.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company evaluates subsequent events for purposes of recognition or disclosure up through the date the financial statements are issued.
The Company and certain of its officers were named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Southern District of New York.  These actions, which allege violations of the United States securities laws, were filed on July 15, 2014 and July 16, 2014 and are captioned Yang v. Han, et al., No. 14-cv-5308 (GBD) and Tompkins v. China XD Plastics Company Ltd., et al., No. 14-cv-5359 (GBD), respectively.  The plaintiffs in both actions seek to represent a class of all persons, other than defendants and their affiliates, who purchased the common stock of China XD Plastics Company Limited between August 12, 2009 and July 10, 2014, inclusive.  The plaintiffs assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder.  Specifically, the plaintiffs allege the defendants made false or misleading statements and/or omitted material facts in the Company’s Form 10-Q for the second quarter ended June 30, 2009 and the Company’s Form 10-K for the years ended December 31, 2009, December 31, 2010, December 31, 2011, December 31, 2012, and December 31, 2013.  The plaintiffs also assert claims under Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants as persons who allegedly controlled the Company during the time the allegedly false and misleading statements and omissions were made.  The complaints seek damages in unspecified amounts.
Based on our initial review of the complaints, the management believes the lawsuits are without merit and intend to vigorously defend against them.
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

Earlier in 2013, our Hong Kong subsidiary inadvertently purchased, through an intermediary trading agent, 300MT and 168MT of Polyamide-6 for EUR554,715 and EUR304,920, respectively, which had been exported by a Belarus company that is a Specially Designated National, which is subject to economic sanctions by the United States Treasury and the Office of Foreign Assets Control (“OFAC“). U.S. citizens, permanent residents, and U.S.-based businesses are forbidden from working with Specially Designated Nationals. We have made a voluntary disclosure to the United States Treasury and intend to cooperate with any inquiry they may have. As a result of these transactions, we may be subject to penalties and fines. At this time, we are unable to ascertain with any certainty as to the outcome of these OFAC violations.

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

China XD Plastics Company Limited

Date: August 12, 2014	By:	/s/ Jie Han
Name: Jie Han
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2014	By:	/s/ Taylor Zhang
Name: Taylor Zhang
Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Document Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.