Form 10-Q
period 2014-09-30
China XD Plastics Co Ltd
filed 2014-11-13
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 10, 2014, the registrant had 49,601,788 shares of common stock, par value US$0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	62,710,680	95,545,904
Restricted cash	14,539,090	13,708,971
Time deposits	222,385,142	281,343,641
Account receivable, net	193,778,969	282,320,819
Amount due from a related party	4,073	225,752
Inventories	247,200,357	144,885,688
Prepaid expenses and other current assets	11,032,978	8,418,143
Total current assets	751,651,289	826,448,918
Property, plant and equipment, net	239,216,935	233,841,735
Land use rights, net	12,090,697	12,457,001
Prepayment to equipment suppliers	213,173,709	1,332,742
Other non-current assets	24,162,039	1,826,232
Total assets	1,240,294,669	1,075,906,628

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans, including current portion of long-term bank loans	136,689,475	314,682,620
Bills payable	43,011,515	25,604,176
Accounts payable	101,780,984	122,457,396
Amount due to a related party	361,257	-
Income taxes payable	8,765,362	18,631,698
Warrants liability	537,210	1,063,401
Accrued expenses and other current liabilities	15,254,759	55,893,004
Total current liabilities	306,400,562	538,332,295
Long-term bank loans, excluding current portion	167,751,711	-
Notes payable	148,553,073	-
Income taxes payable	9,375,619	8,224,057
Deferred income tax liabilities	17,787,182	19,428,706
Total liabilities	649,868,147	565,985,058

Redeemable Series D convertible preferred stock	97,576,465	97,576,465
Stockholders’ equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 49,152,418 shares and 47,896,133 shares issued, 49,131,418 shares and 47,875,133 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	4,914	4,789
Treasury stock, 21,000 shares at cost	(92,694)	(92,694)
Additional paid-in capital	77,716,977	76,341,659
Retained earnings	396,038,034	311,047,337
Accumulated other comprehensive income	19,182,726	25,043,914
Total stockholders’ equity	492,850,057	412,345,105
Commitments and contingencies	-	-
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	1,240,294,669	1,075,906,628

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
	US$	US$	US$	US$

Revenues	315,746,209	293,139,049	803,535,879	666,256,978
Cost of revenues	(250,378,605)	(227,473,486)	(639,219,994)	(534,250,688)
Gross profit	65,367,604	65,665,563	164,315,885	132,006,290

Selling expenses	(177,287)	(143,573)	(435,240)	(253,565)
General and administrative expenses	(5,413,088)	(4,436,021)	(13,762,596)	(10,775,595)
Research and development expenses	(5,081,833)	(5,139,610)	(27,068,448)	(15,926,298)
Total operating expenses	(10,672,208)	(9,719,204)	(41,266,284)	(26,955,458)

Operating income	54,695,396	55,946,359	123,049,601	105,050,832

Interest income	2,058,843	1,702,488	8,548,857	4,242,205
Interest expense	(10,865,335)	(4,499,497)	(31,059,573)	(10,810,221)
Foreign currency exchange gains (losses)	(120,435)	550,010	(193,146)	1,916,626
Gains (losses) on foreign currency forward contracts	309,999	-	(624,766)	-
Change in fair value of warrants liability	1,594,936	(112,229)	526,191	308,102
Government grant	-	709,655	1,324,213	919,746
Total non-operating expense, net	(7,021,992)	(1,649,573)	(21,478,224)	(3,423,542)

Income before income taxes	47,673,404	54,296,786	101,571,377	101,627,290

Income tax expense	(4,515,418)	(13,235,220)	(16,580,680)	(25,308,256)

Net income	43,157,986	41,061,566	84,990,697	76,319,034

Earnings per common share:
Basic earnings per common share	0.66	0.64	1.30	1.19
Diluted earnings per common share	0.62	0.64	1.29	1.19

Net Income	43,157,986	41,061,566	84,990,697	76,319,034

Other comprehensive income (loss)
Foreign currency translation adjustment, net of nil income taxes	6,981,015	768,724	(5,861,188)	5,408,011

Comprehensive income	50,139,001	41,830,290	79,129,509	81,727,045

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Period Ended September 30,
	2014	2013
	US$	US$
Cash flows from operating activities:
Net cash provided by operating activities	64,066,706	60,137,200

Cash flows from investing activities:
Proceeds from maturity of time deposits	530,549,654	145,189,952
Purchase of time deposits	(475,702,678)	(275,929,213)
Purchases of property, plant and equipment	(64,433,870)	(13,234,510)
Prepayment for purchase of property, plant and equipment	(211,215,764)	(2,852,464)
Net cash used in investing activities	(220,802,658)	(146,826,235)

Cash flows from financing activities:
Proceeds from bank borrowings	574,971,049	324,695,542
Repayments of bank borrowings	(580,584,760)	(230,155,513)
Release of restricted cash	7,501,176	4,824,298
Placement of restricted cash as collateral for bank borrowings	(20,597,823)	(4,013,492)
Proceeds from the exercise of Series A investor warrants	596,740	-
Proceeds from issuance of the Notes	148,396,175	-
Payment of issuance costs of the Notes	(4,693,152)	-
Net cash provided by financing activities	125,589,405	95,350,835

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,688,677)	1,772,631
Net increase (decrease) in cash and cash equivalents	(32,835,224)	10,434,431

Cash and cash equivalents at beginning of period	95,545,904	83,822,602
Cash and cash equivalents at end of period	62,710,680	94,257,033

Supplemental disclosure of cash flow information:
Interest paid	27,770,246	8,316,403
Income taxes paid	26,287,989	17,638,502

See accompanying notes to unaudited condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation, significant concentrations and risks

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet as of December 31, 2013, was derived from the audited consolidated financial statements of China XD Plastics Company Limited (“China XD”) and its subsidiaries (collectively, the “Company”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2013 and the related consolidated statements of comprehensive income, changes in equity and cash flows for the year then ended, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2014.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2014, the results of operations for the three-month and nine-month periods ended September 30, 2014 and 2013, and the cash flows for the nine-month periods ended September 30, 2014 and 2013, have been made.

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the recoverability of the carrying amounts of property, plant and equipment, the realizability of inventories, the useful lives of property, plant and equipment, the collectibility of accounts receivable, the fair values of stock-based compensation awards, derivative liabilities and the accruals for tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(b) Significant concentrations and risks

Sales concentration

The Company sells its products, substantially through approved distributors in the People’s Republic of China (the “PRC”).  The Company’s sales are highly concentrated.  Sales to major distributors, which individually exceeded 10% of the Company’s revenues, are as follows:

	Three-Month Period Ended September 30,
	2014		2013
	US$	%	US$	%
Distributor A	47,591,686	15.1%	56,245,919	19.2%
Distributor B	35,788,387	11.3%	26,710,594	9.1%
Distributor C	35,451,116	11.2%	65,069,987	22.2%
Distributor D	33,419,979	10.6%	35,631,930	12.2%
Distributor E	32,643,168	10.3%	38,080,146	13.0%

Total	184,894,336	58.5%	221,738,576	75.7%

	Nine-Month Period Ended September 30,
	2014		2013
	US$	%	US$	%
Distributor A	130,069,535	16.2%	137,629,782	20.7%
Distributor B	104,194,093	13.0%	26,710,594	4.0%
Distributor C	102,885,009	12.8%	170,707,884	25.6%
Distributor D	102,811,791	12.8%	85,700,647	12.9%
Distributor E	106,116,347	13.2%	90,659,257	13.6%

Total	546,076,775	68.0%	511,408,164	76.8%

The Company expects revenues from these distributors to continue to represent a substantial portion of its revenue in the future. Any factor adversely affecting the automobile industry in the PRC or the business operations of these customers will have a material effect on the Company’s business, financial position and results of operations.

In addition, the Company sold US$59.3 million and US$79.3 million products to a Korean end customer, accounting for 18.8% and 9.9% of the total revenues for the three months and nine months periods ended September 30, 2014, respectively.
Purchase concentration of raw materials and equipment

The principal raw materials used for the Company’s production of modified plastics products are plastic resins, such as polypropylene, Acrylonitrile Butadiene Styrene (“ABS”) and nylon. The Company purchased substantially all of its raw materials from eight and three distributors, which individually exceeded 10% of the Company’s total raw material purchases, accounting for approximately 68.1% and 56.6% of the Company’s total raw materials purchases for the three-month periods ended September 30, 2014 and 2013, respectively, and 76.1% and 79.9% of the Company’s total raw materials purchases for the nine-month periods ended September 30, 2014 and 2013, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company’s business, financial position and results of operations.

The Company purchased equipment from two major equipment distributors, which accounted for 88.7% and 93.1% of the Company’s total equipment purchases, including prepayments, for the three-month periods ended September 30, 2014 and 2013, respectively, and accounted for 99.8% and 78.5% of the Company’s total equipment purchases for the nine-month periods ended September 30, 2014 and 2013.  Management believes that other suppliers could provide similar equipment on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company’s business, financial position and results of operations. One of the majority owners of the equipment distributor is also the majority owner of a major raw material supplier that supplied approximately nil and 12.8% of the Company’s total raw material purchases for the three-month periods ended September 30, 2014 and 2013, and 0.6% and 16.0% of the Company’s total raw material purchases for the nine-month periods ended September 30, 2014 and 2013, respectively.  In addition, the majority owner of the equipment distributor is also the majority owner of sales Distributor D presented above.

Cash concentration

Cash and cash equivalents, restricted cash and time deposits maintained at banks consist of the following:

	September 30, 2014	December 31, 2013
	US$	US$
RMB denominated bank deposits with:
Financial Institutions in the PRC	301,171,912	389,522,815
U.S. dollar denominated bank deposits with:
Financial Institution in the U.S.	802,121	84,011
Financial Institutions in the PRC	10,016,016	-
Financial Institution in Hong Kong Special Administrative Region (“Hong Kong SAR”)	1,042,621	847,559
Financial Institution in Macau Special Administrative Region (“Macau SAR”)	28,491	-
Financial Institution in Dubai, United Arab Emirates (“UAE”)	4,095,268	-
Euro denominated bank deposits with:
Financial institution in Hong Kong SAR	86,431	143,890
HK dollar denominated bank deposits with:
Financial institution in Hong Kong SAR	9,996	-
Dirham denominated bank deposits with:
Financial institution in Dubai, UAE	302,031	-

The bank deposits with financial institutions in the PRC are not insured by any government authority.  The bank deposits with financial institutions in HK SAR are insured by the government authority up to HK$500,000. The bank deposits with financial institutions in Macau SAR are insured by the government authority up to MOP$500,000. To limit exposure to credit risk, the Company primarily places bank deposits with large financial institutions in the PRC, HK SAR and Macau SAR with acceptable credit rating.

Short-term bank deposits that are pledged as collateral for bills payable relating to purchases of raw materials are reported as restricted cash and amounted to US$11,371,935 and US$3,964,518 as of September 30, 2014 and December 31, 2013, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company. Short-term bank deposits that are pledged as collateral for letter of credit relating to purchases of raw materials are reported as restricted cash and amounted to US$185,728 and US$237,871 as of September 30, 2014 and December 31, 2013, respectively. The cash will be available for use by the Company 90 days from the issuance of the letter of credit. The cash flows from the pledged bank deposits, which relate to purchases of raw materials, are reported within cash flows from operating activities in the condensed consolidated statements of cash flows.

Short-term bank deposits that are pledged as collateral for short-term bank borrowings are reported as restricted cash and amounted to US$2,981,427 and US$9,506,582 as of September 30, 2014 and December 31, 2013, respectively. Long-term bank deposits that are pledged as collateral for issuance of letter of guarantee are reported as other non-current assets and amounted to US$17,921,147 and nil as of September 30, 2014 and December 31, 2013, respectively. The cash flows from such bank deposits are reported within cash flows from financing activities in the condensed consolidated statements of cash flows.

Note 2 - Accounts receivable, net

Accounts receivable consists of the following:

	September 30, 2014	December 31, 2013
	US$	US$

Accounts receivable	193,911,324	282,466,580
Allowance for doubtful accounts	(132,355)	(145,761)
Accounts receivable, net	193,778,969	282,320,819

As of September 30, 2014 and December 31, 2013, the accounts receivable balances also include notes receivable in the amount of US$447,430 and US$7,481,629, respectively. As of September 30, 2014 and December 31, 2013, US$87,811,014 and US$133,778,940 of accounts receivable are pledged for the short-term bank loans, respectively.

There was no accrual of additional provision or write-off of accounts receivable for the three-month and nine-month periods ended September 30, 2014 and 2013.

Note 3 - Inventories

Inventories consist of the following:

	September 30, 2014	December 31, 2013
	US$	US$
Raw materials	234,431,847	135,120,514
Work in progress	159,806	2,551,621
Finished goods	12,608,704	7,213,553
Total inventories	247,200,357	144,885,688

There was no write down of inventories for the three-month and nine-month periods ended September 30, 2014 and 2013.

Note 4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2014	December 31, 2013
	US$	US$

Advances to suppliers	78,304	920,277
Value added taxes receivables	6,367,526	3,924,767
Interest receivable	3,068,712	2,405,666
Others	1,518,436	1,167,433
Total prepaid expenses and other current assets	11,032,978	8,418,143

The Company is required to pay deposits to suppliers for the principal raw materials ordered. The Company makes advanced orders of raw materials based upon (i) the demand and supply situation in the raw materials market and (ii) the forecasted demand of products. All advances to suppliers as of September 30, 2014 are related to the purchase of raw materials.

Interest receivable mainly represents interest income accrued from time deposits and restricted cash.

Others mainly include other prepaid expenses, staff advances and financial receivable under the foreign currency forward contract (see Note 8).

Note 5 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	September 30, 2014	December 31, 2013
	US$	US$

Machinery, equipment and furniture	209,890,482	209,921,805
Motor vehicles	1,643,716	1,580,877
Workshops and buildings	79,866,632	62,217,256
Construction in progress	8,756,220	4,807,666
Total property, plant and equipment	300,157,050	278,527,604
Less accumulated depreciation	(60,940,115)	(44,685,869)
Property, plant and equipment, net	239,216,935	233,841,735

For the three-month and nine-month periods ended September 30, 2014 and 2013, no interest expense was capitalized as a component of the cost of construction in progress as the amount was inconsequential. Depreciation expense on property, plant and equipment was allocated to the following expense items:

	Three-Month Period Ended September 30,
	2014	2013
	US$	US$

Cost of revenues	4,965,194	5,321,483
General and administrative expenses	205,585	101,534
Research and development expenses	553,350	430,360
Total depreciation expense	5,724,129	5,853,377

	Nine-Month Period Ended September 30,
	2014	2013
	US$	US$

Cost of revenues	14,474,009	14,265,007
General and administrative expenses	827,368	827,547
Research and development expenses	1,513,322	1,226,324
Total depreciation expense	16,814,699	16,318,878

Note 6 - Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2014	December 31, 2013
	US$	US$
Payables for purchase of property, plant and equipment	5,454,497	44,510,678
Accrued freight expenses	1,681,335	5,010,341
Accrued interest expenses	4,421,052	1,171,203
Others	3,697,875	5,200,782
Total accrued expenses and other current liabilities	15,254,759	55,893,004

Others mainly represent accrued issuance cost for the note offering, non income tax payables, accrued payroll and employee benefits and other accrued miscellaneous operating expenses.

Note 7 – Fair value measurement

Short-term financial instruments, including cash and cash equivalents, restricted cash, time deposits, accounts receivable, amount due from a related party, prepayment to equipment suppliers, short-term bank loans, bills payable, accounts payable, amount due to a related party, accrued expenses and other current liabilities-carrying amounts approximate fair values because of the short maturity of these instruments.

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

Notes payable-fair values of the Company’s notes payable are estimated based on quoted market prices which are categorized as Level 1 measurement in the fair value hierarchy. As of September 30, 2014, the carrying amount and estimated fair value of the notes payable were US$148,553,073 and US$160,782,000, respectively.

Derivative liabilities on warrants liability fair values are determined using an option-pricing model which considers the following significant inputs: the Company’s stock price, risk-free interest rate and expected volatility of the Company’s stock price over the term of the derivative liabilities.

Derivative liabilities on foreign currency forward contracts-fair values are determined using a discount cash flow model, which discounts the difference between the forward contract exchange rate from the quoted curve and the contract rate multiplied by the notional amounts. It considers the following significant inputs: risk-free rate and foreign exchange rate.
Note 8 – Foreign currency forward contracts

On March 14, 2014, the Company entered into a foreign currency forward contract with HSBC Bank (China) Company Ltd. (the “HSBC”), pursuant to which the Company would pay US$80 million to HSBC in exchange for RMB492 million on June 18, 2014.  On June 18, 2014, the Company paid HSBC US$1.1 million to settle the contract because the foreign exchange rate of USD had appreciated against RMB during the period of the forward contract.  The Company entered into another foreign currency forward contract with HSBC on June 18, 2014, pursuant to which the Company would pay US$50 million in exchange for RMB315 million on June 23, 2015.  Changes in fair value of the foreign currency forward contract dated June 18, 2014 amounted to US$0.4 million from the date of its inception to September 30, 2014, and was recognized in earnings because it did not qualify or was designated for hedge accounting.

During the nine-month period ended September 30, 2014, the Company recognized loss on foreign currency forward contracts in the amount of US$0.6 million.

Note 9 – Borrowings

(a)  Current

		September 30, 2014	December 31, 2013
		US$	US$

Unsecured loans		57,021,831	169,027,897
Loans secured by accounts receivable		71,521,668	100,434,445
Loans secured by bank deposits		-	36,960,867
Current portion of long-term bank loans (note b)		8,145,976	-

Total short-term bank loans, including current portion of long-term bank loans	(i)	136,689,475	306,423,209

Interest-free loan secured by land use rights	(ii)	-	8,259,411

Total short-term bank loans, including current portion of long-term bank loans		136,689,475	314,682,620

(i)	As of September 30, 2014 and December 31, 2013, the Company’s short-term bank loans (including the current portion of long-term bank loans) bear a weighted average interest rate of 5.7% and 5.9% per annum, respectively. All short-term bank loans mature at various times within one year and contain no renewal terms.

(ii)	The Company obtained an interest-free loan in the amount of RMB50.0 million from a company affiliated with the People’s Government of Shunqing District, Nanchong City, Sichuan Province (“Shunqing Government”). The loan was issued to support the Company’s construction of a production plant in Sichuan. The Company repaid the loan in July 2014.

(b) Non-current
	September 30, 2014	December 31, 2013
	US$	US$
Secured loans	70,000,000	-
Unsecured loans	105,897,687	-
Less: current portion	8,145,976	-
Total long-term bank loans, excluding current portion	167,751,711	-

On January 17, 2014, the Company obtained four two-year unsecured loans with an aggregated principal amount of RMB150 million (equivalent to US$24.4 million) at 110% of Renminbi benchmark interest rates per annum (6.7650% as of September 30, 2014) from China Construction Bank.
During the second quarter of 2014, the Company obtained seven two-year unsecured loans of RMB328 million (equivalent to US$53.4 million) at an interest rate of 6.15% per annum from Bank of China.

On May 15, 2014, the Company obtained a two-year unsecured loan of RMB50 million (equivalent to US$8.1 million) at an interest rate of 6.77% per annum from Bank of Communication. On June 23, 2014, the Company obtained a two-year unsecured loan of RMB45 million (equivalent to US$7.3 million) at an interest rate of 6.77% per annum from Bank of Communication. The company paid off these two loans in advance on September 28, 2014.

On June 12, 2014, the Company obtained a three-year secured loan of US$70 million from Bank of China, at an interest rate of London Inter-Bank Offered Rate (“LIBOR”) plus 2.6% (2.8346% as of September 30, 2014).  The interest rate is reset every three months. The loan is secured by bank deposits of US$17.9 million.

On July 1, 2014, the Company obtained three two-year unsecured loans of RMB122 million (equivalent to US$19.9 million) at an interest rate of 6.15% per annum from Bank of China.

As of September 30, 2014, the Company had total lines of credit of RMB3,181.2 million (US$518.3 million) from PRC banks in Harbin, Heilongjiang province. As of September 30, 2014, the Company has unused lines of credit of RMB1,120.5 million (US$182.5 million) with remaining terms less than 12 months and RMB 192 million (US$31.3 million) with remaining terms beyond 12 months.

Certain lines of credit contain financial covenants such as total stockholders’ equity, debt asset ratio, current ratio, contingent liability ratio and net profit. As of September 30, 2014, the Company has met these financial covenants.

Note 10 – Notes Payable

On February 4, 2014, Favor Sea Limited, a wholly owned subsidiary of the Company, issued US$150,000,000 aggregate principal amount of 11.75% Guaranteed Senior Notes due 2019 (the “Notes”) with issuance price of 99.080%. The Notes bear interest at a rate of 11.75% per annum, payable on February 4 and August 4 of each year, commencing on August 4, 2014.  The Notes will mature on February 4, 2019.  Net proceeds after debt issuance costs and debt discount were approximately US$143.5 million.  Debt issuance costs in the amount of US$4.9 million are recorded as deferred charges and included in the other noncurrent assets on the consolidated balance sheet.  The debt discount and debt issuance costs are amortized into interest expense using the effective interest method over the terms of the Notes.

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

On or after February 4, 2017, the Company, may on any or more occasions redeem all or any part of the Notes, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to (but not including) the applicable date of redemption, if redeemed during the twelve-month period beginning on February 4 of the years indicated below:

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

For the three-month and nine-month periods ended September 30, 2014, the Company recognized interest expenses of the Notes in the amount of US$4,639,047 and US$12,187,207, respectively.

Note 11 – Related party transactions

The Company entered into related party transactions with Harbin Xinda High-Tech Co., Ltd. (“Xinda High-Tech”), an entity controlled by the wife of Mr. Han, the chief executive officer and controlling stockholder of the Company and Mr. Han’s son.  The significant related party transactions are summarized as follows:

	Three-Month Period Ended September 30,		Nine-month Period Ended September 30,
	2014	2013	2014	2013
	US$	US$	US$	US$
Costs and expenses resulting from transactions with related parties:
Rental expenses for plant and office spaces	197,910	201,146	583,449	599,416

The balance due from a related party is summarized as follows:

	September 30, 2014	December 31, 2013
	US$	US$
Amount due from a related party:
Prepaid rent expenses to Xinda High-Tech	-	225,752
Prepaid rent expenses to Mr. Han’s son	4,073	-
Total	4,073	225,752

Amount due to a related party:
Rent payable to Xinda High-Tech	361,257	-

The Company rents the following plant and office buildings in Harbin, Heilongjiang province from Xinda High-Tech:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Plant and office building	20,250	664,878	Between May 1, 2012 and December 31, 2013
Office building	250	8,108	Between January 1, 2012 and December 31, 2013
Office building	3,394	110,080	Between May 1, 2012 and April 30, 2013
Office building	3,394	110,080	Between May 1, 2013 and December 31, 2013
Office building	23,894	775,047	Between January 1, 2014 and December 31, 2018

The Company rents the following facilities in Harbin, Heilongjiang province from Mr. Han’s son:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Facility	3,134	16,219	Between January 1, 2014 and December 31, 2014
Facility	200	6,488	Between August 17, 2014 and August 16, 2015

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

The effective income tax rates for the nine-month periods ended September 30, 2014 and 2013 were 16.3% and 24.9%, respectively. The effective income tax rate for the nine-month period ended September 30, 2014 differs from the PRC statutory income tax rate of 25% primarily due to the above mentioned Sichuan Xinda Group’s and Al Composites’s preferential income tax rate, partially offsetting effect of tax rate differential on loss-making entities not subject to PRC income tax, effect of non-deductible expenses and increase of valuation allowances against deferred income tax assets of certain subsidiaries, which were at cumulative loss position.

As of September 30, 2014, the unrecognized tax benefits were US$9,974,981 and the interest relating to unrecognized tax benefits was US$995,694.  No penalties expense related to unrecognized tax benefits were recorded. The Company is currently unable to provide an estimate of a range of the total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.

Note 13 – Warrants

The following is a summary of outstanding warrants as of September 30, 2014:

Warrants	Exercise Price	Number of Warrants Outstanding	Remaining Contractual Life
	US$		Years
Series A investor warrants	4.58	401,960	0.17
Series A placement agent warrants	5.50	117,261	0.17
Total		519,221

The fair values of the warrants as of September 30, 2014 were calculated using Black-Scholes option pricing model with the following assumptions:

	Series A Investor Warrants	Series A Placement Agent Warrants
Volatility	73.2%	73.2%
Expected dividends yield	0%	0%
Fair value of underlying common stock (per share)	5.47	5.47
Risk-free interest rate (per annum)	0.02%	0.02%

During the nine-month period ended September 30, 2014, 918,736 shares of Series A investor warrants were exercised. On April 3, 2014, 130,435 Series A investor warrants were exercised for 130,435 shares of the common stocks of the Company. The Company received proceeds of US$596,740 in cash on April 3, 2014. In addition, 788,301 shares of Series A investor warrants were exercised using cashless method for 451,645 shares of the common stocks of the Company during the nine-month period ended September 30, 2014.

Note 14 – Stockholders’ equity

The changes of each caption of stockholders’ equity for the nine-month period ended September 30, 2014 are as follows:

	Series B Preferred Stock		Common Stock					Accumulated
	Number		Number			Additional Paid-in	Retained	Other Comprehensive	Total Stockholders’
	of Shares	Amount	of Shares	Amount	Treasury Stock	Capital	Earnings	Income	Equity
		US$		US$
Balance as of January 1, 2014	1,000,000	100	47,875,133	4,789	(92,694)	76,341,659	311,047,337	25,043,914	412,345,105
Net income	-	-	-	-	-	-	84,990,697	-	84,990,697
Other comprehensive loss	-	-	-	-	-	-	-	(5,861,188)	(5,861,188)
Exercise of Series A investor warrants			582,080	58		596,682			596,740
Vesting of unvested shares	-	-	674,205	67	-	(67)	-	-	-
Stock based compensation	-	-	-	-	-	778,703	-	-	778,703
Balance as of September 30, 2014	1,000,000	100	49,131,418	4,914	(92,694)	77,716,977	396,038,034	19,182,726	492,850,057

Note 15 – Stock based compensation

The Company recognized nil and US$34,590 of share-based compensation expense in general and administration expenses relating to stock options for the three-month period ended September 30, 2014 and 2013, respectively, and nil and US$127,215 of share-based compensation expense in general and administration expenses relating to stock options for the nine-month period ended September 30, 2014 and 2013, respectively.  All outstanding options expired on August 7, 2013.

A summary of the nonvested shares activity for the nine-month ended September 30, 2014 is as follows:

	Number of Nonvested Shares	Weighted Average Grant date Fair Value
		US$
Outstanding as of December 31, 2013	1,090,575	4.89
Granted	291,948	5.13
Vested	(674,205)	4.32
Forfeited	(27,730)	4.40
Outstanding as of September 30, 2014	680,588	4.69

On August 7, 2014, the Company’s Board of Directors approved the grant of (i) 282,460 nonvested shares to certain executive officers and employees which will vest on August 7, 2017; (ii) 9,488 nonvested shares to two independent directors which will vest on February 7, 2015.

The Company recognized US$245,762 and US$1,067,745 of share-based compensation expense in general and administration expenses relating to nonvested shares for the three-month periods ended September 30, 2014 and 2013, respectively, and US$778,703 and US$1,565,158 of share-based compensation expense in general and administration expenses relating to nonvested shares for the nine-month periods ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was US$2,165,060 total unrecognized compensation cost relating to nonvested shares, which is to be recognized over a weighted average period of 1.95 years.

Note 16 – Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
	US$	US$	US$	US$
Numerator:
Net income	43,157,986	41,061,566	84,990,697	76,319,034
Less:
Earnings allocated to participating Series D convertible preferred stock	(10,512,703)	(10,168,194)	(20,832,947)	(19,000,909)
Earnings allocated to participating nonvested shares	(370,030)	(493,187)	(707,154)	(583,257)
Net income for basic earnings per share	32,275,253	30,400,185	63,450,596	56,734,868

Changes in fair value of derivative liabilities - Series A investor warrants	(1,285,962)	-	(542,191)	-
Changes in fair value of derivative liabilities - Series A placement agent warrants	(308,974)	-	16,865	-
Net income for dilutive earnings per share	30,680,317	30,400,185	62,925,270	56,734,868

Denominator:
Denominator for basic earnings per share:
Weighted average number of common stock outstanding	49,121,908	47,835,729	48,730,964	47,774,447
Series A investor warrants	110,671	-	119,722	-
Series A placement agent warrants	15,104	-	18,279	-
Denominator for diluted earnings per share	49,247,683	47,835,729	48,868,965	47,774,447

Earnings per share:
Basic	0.66	0.64	1.30	1.19
Diluted	0.62	0.64	1.29	1.19

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month periods and nine-month periods ended September 30, 2014 and 2013 because their effects are anti-dilutive:

	Three-Month Period Ended September 30,		Nine-month Period Ended September 30,
	2014	2013	2014	2013

Shares issuable upon conversion of Series D convertible preferred stock	16,000,000	16,000,000	16,000,000	16,000,000
Shares issuable upon exercise of Series A investor warrant	-	1,320,696	-	1,320,696
Shares issuable upon exercise of Series A placement agent warrant	-	117,261	-	117,261

Note 17 – Commitments and contingencies

(1)	Lease commitments

Future minimum lease payments under non-cancellable operating leases agreements as of September 30, 2014 were as follows.

US$
Period from October 1, 2014 to December 31, 2014	273,696
Years ending December 31,
2015	1,074,115
2016	975,658
2017	840,412
2018	775,047
2019 and thereafter	-

Rental expenses incurred for operating leases of plant and equipment and office spaces were US$479,269 and US$336,584 for the three-month periods ended September 30, 2014 and 2013, respectively, and US$1,099,977 and US$734,854 for the nine-month periods ended September 30, 2014 and 2013, respectively. There are no step rent provisions, escalation clauses, capital improvement funding requirements, other lease concessions or contingent rent in the lease agreements. The Company has no legal or contractual asset retirement obligations at the end of the leases. The Company’s leases do not contain any contingent rent payments terms.

(2)	Sichuan plant construction and equipment

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion (equivalent to US$290 million) in property, plant and equipment and approximately RMB0.6 billion (equivalent to US$97 million) in working capital, for the construction of Sichuan plant.  As of September 30, 2014, the Company has a commitment of RMB832.6 million (equivalent to US$135.6 million) mainly for acquisition of equipment.

(3)	Equipment acquisition

As of September 30, 2014, the Company has a commitment of US$11,852,798, mainly for the acquisition of equipment for Al Composites.

(4)	Contingencies

The Company and certain of its officers were named as defendants in two putative securities class action lawsuits filed on July 15, 2014 and July 16, 2014 in the United States District Court for the Southern District of New York. The Company, after consultation with its legal counsel, believes that the lawsuits are without merit and intends to vigorously defend against them.  Nevertheless, there is a possibility that a loss may have been incurred. In accordance with ASC Topic 450, no loss contingency was accrued as of September 30, 2014 since the possible loss or range of loss cannot be reasonably estimated.  For further information, please refer to PART II. OTHER INFORMATION,  Item 1.“ Legal Proceedings”.

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

Overview

China XD Plastics Company Limited (“China XD”, “we”, and the “Company”, and “us” or “our” shall be interpreted accordingly) is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of polymer composite materials primarily for automotive applications in China. Through our wholly-owned operating subsidiaries in China, we develop polymer composite materials using our proprietary technology and manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 311 certifications from manufacturers in the automobile industry as of September 30, 2014. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province. Our Research and Development (“R&D”) team consists of 237 professionals and 2 consultants. As a result of the integration of our academic and technological expertise, we have a portfolio of 143 patents, 2 of which we have obtained patent rights and the remaining 141 of which we have applications pending in PRC as of September 30, 2014.

Our products include eleven categories: Modified Polypropylene (PP), Modified Acrylonitrile Butadiene Styrene (ABS), Modified Polyamide 66 (PA66), Modified Polyamide 6 (PA6), Modified Polyoxymethylenes (POM), Modified Polyphenylene Oxide (PPO), Plastic Alloy, Modified Polyphenylene Sulfide (PPS), Modified Polyimide (PI), Modified Polylactic acid (PLA) and Polyether Ether Ketone (PEEK). As we have successfully developed more new products to grow our business, we have re-categorized our product types as presented above in order to present more updated breakdown of polymer composite materials we produce since the beginning of 2014. We believe the current categorization better reflects the nature and characteristics of our products and the way that our management currently views and analyzes our products. In conformity with this new categorization, we have adjusted comparable product information in applicable prior periods. Since not all the categories have achieved sales in the third quarter of 2014, we only presented the categories which achieved sales.

Our products are primarily used in the production of exterior and interior trim and functional components of 24 automobile brands and more than 80 automobile models manufactured in China, including Audi, Mercedes Benz, Buick, Chevrolet, VW Passat, Golf and Jetta, BMW, Mazda and Toyota. We have started offering certain high-end products, such as PA66 and long-chain PA12 manufactured from our Heilongjiang plants, to the Korean market since the second quarter of 2014.  In addition, during the three months ended June 30, 2014, we started the construction of A1 Composites plant in UAE with additional 4,000  metric tons targeting on high-end products for the overseas markets, which will be completed by the end of first quarter of 2015.  We plan to serve customers in oversea market from our A1 Composites plant, including the existing ones in Korea. Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing bases in Harbin, Heilongjiang in the PRC, with the construction of our plant in Sichuan underway. As of September 30, 2014, we had approximately 390,000 metric tons of production capacity across 83 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwanese conveyer systems. In December 2013, we broke ground on the construction of our fourth production base in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total installed production capacity to 690,000 metric tons with additional 70 new production lines at the completion of the construction of our fourth production base.

Highlights for the three months ended September 30, 2014 include:

● Revenues were $315.7 million, an increase of 7.7% from $293.1 million in the third quarter of 2013
● Gross profit was $65.4 million, a decrease of 0.5% from $65.7 million in the third quarter of 2013
● Gross profit margin was 20.7%, compared to 22.4% in the third quarter of 2013
● Net income was $43.2 million, compared to $41.1 million in the third quarter of 2013
● Total volume shipped was 95,204 metric tons, up 4.1% from 91,436  metric tons in the third quarter of 2013

Results of Operations

The following table sets forth, for the periods indicated, statements of income data in millions of USD:

(in millions, except percentage)	Three-Month Period Ended			Nine-Month Period Ended
	September 30,		Change	September 30,		Change
	2014	2013	%	2014	2013	%
Revenues	315.7	293.1	7.7%	803.5	666.3	20.6%
Cost of revenues	(250.3)	(227.4)	10.1%	(639.2)	(534.3)	19.6%
Gross profit	65.4	65.7	(0.5)%	164.3	132.0	24.5%
Total operating expenses	(10.7)	(9.7)	10.3%	(41.3)	(26.9)	53.5%
Operating income	54.7	55.9	(2.1)%	123.0	105.1	17.0%
Income before income taxes	47.7	54.3	(12.2)%	101.5	101.6	(0.1)%
Income tax expense	(4.5)	(13.2)	(65.9)%	(16.6)	(25.3)	(34.4)%
Net income	43.2	41.1	5.1%	84.9	76.3	11.3%

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Revenues

Revenues were US$315.7 million in the third quarter ended September 30, 2014, an increase of US$22.6 million, or 7.7%, compared to US$293.1 million in the same period of last year, due to approximately 4.1% increase in sales volume and 3.9% increase in the average RMB selling price of our products.

The increase of sales volume was driven by the strong demand of polymer composite materials in the PRC and Asian markets, the higher penetration of our business in our existing markets supported, as well as the marketing efforts to develop new customers. Such increase in demand was driven by increasing demand for middle and high-end automobiles by Chinese consumers, continuing substitution of imported polymer composite materials by domestic suppliers, as well as the increase of plastic content on the per-vehicle-basis in China with even higher adoption rate in higher-end automobile models than lower-end ones. The increase of average RMB selling price was mainly due to the shift of product mix towards higher-end products.

During the third quarter ended September 30, 2014, the Company sold US$59.3 million products to the Korean market, mainly PA66 and plastic alloy, accounting for 18.8% of the total revenues for third quarter of 2014.

The following table summarizes the breakdown of revenues by categories in millions of US$:

(in millions, except percentage)	Revenues For the Three-Month Period Ended September 30,
	2014		2013
	Amount	%	Amount	%	Change in Amount	Change in %
Modified Polyamide 66 (PA66)	38.7	12.3%	52.8	18.0%	(14.1)	(26.7)%

Modified Polyamide 6 (PA6)	60.6	19.2%	60.1	20.5%	0.5	0.8%

Plastic Alloy	132.8	42.1%	87.4	29.8%	45.4	51.9%

Modified Polypropylene (PP)	64.2	20.3%	75.7	25.8%	(11.5)	(15.2)%

Modified Acrylonitrile butadiene styrene (ABS)	8.8	2.8%	7.9	2.7%	0.9	11.4%

Polyoxymethylenes (POM)	0.8	0.3%	0.6	0.2%	0.2	33.3%

Polyphenylene Oxide (PPO)	5.3	1.7%	5.9	2.0%	(0.6)	(10.2)%

Raw Materials	4.5	1.3%	2.2	0.8%	2.3	104.5%

Sub-total	315.7	100.0%	292.6	99.8%	23.1	7.9%

Service revenue	-	0.0%	0.5	0.2%	(0.5)	(100)%
Total Revenues	315.7	100%	293.1	100%	22.6	7.7%

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Three-Month Period Ended September 30,
	2014		2013
	MT	%	MT	%	Change in MT	Change in %
Modified Polyamide 66 (PA66)	7,636	8.0%	9,251	10.2%	(1,615)	(17.5)%

Modified Polyamide 6 (PA6)	13,446	14.1%	11,524	12.6%	1,922	16.7%

Plastic Alloy	34,015	35.7%	29,380	32.1%	4,635	15.8%

Modified Polypropylene (PP)	33,625	35.3%	36,617	40.1%	(2,992)	(8.2)%

Modified Acrylonitrile butadiene styrene (ABS)	3,383	3.6%	2,677	2.9%	706	26.4%

Polyoxymethylenes (POM)	240	0.3%	210	0.2%	30	14.3%

Polyphenylene Oxide (PPO)	720	0.8%	820	0.9%	(100)	(12.2)%

Sub-total Volume	93,065	97.8%	90,479	99.0%	2,586	2.9%

Raw materials	2,139	2.2%	957	1.0%	1,182	123.5%
Total Volume	95,204	100%	91,436	100%	3,768	4.1%

The Company has shifted product mix from traditional Modified Polypropylene (PP) to higher-end products such as Modified Polyamide (mainly PA66) and plastic alloy, primarily due to (i) the increasing demand of advanced modified plastics in luxury automobile models in China and Korea, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) increased sales of higher-end cars made by automotive manufacturers from Chinese and German joint ventures, and U.S. and Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Profit Margin

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2014	2013	Amount	%
Gross Profit	$65.4	$65.7	$(0.3)	(0.5)%
Gross Profit Margin	20.7%	22.4%		(1.7)%

Gross profit was US$65.4 million in the third quarter ended September 30, 2014 compared to US$65.7 million in the same period of 2013, representing a decrease of 0.5%. Our gross margin decreased to 20.7% during the quarter ended September 30, 2014 from 22.4% during the same quarter of 2013 primarily due to (i) higher cost of sales due to utilization of raw materials, with higher costs which was offset by (ii)  higher-end product sales (mainly PA6, PA66,POM, PPO and Plastic Alloy)accounting for 75.5% of our total revenues for the third quarter ended September 30, 2014 as compared to 70.7% of that of the prior year; (iii) sales to the Korean market accounted for 18.8% mainly with products of high-end modified PA66 and plastic alloys; (iv) the average 1.2%  of sales discount off the original prices to lower-end products modified PP and modified ABS for the third quarter ended September 30, 2014 as compared to an average 6.5% discount off the original prices during the third quarter of 2013.

General and Administrative Expenses

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2014	2013	Amount	%
General and Administrative Expenses	$5.4	$4.4	$1.0	22.7%
as a percentage of revenues	1.9%	1.5%		0.4%

General and administrative (G&A) expenses were US$5.4 million in the quarter ended September 30, 2014 compared to US$4.4 million in the same period in 2013, representing an increase of 22.7%, or US$1.0 million. This increase is primarily due to US$1.0 million increase of non-income taxation due to the expansion of the business.

Research and Development Expenses

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2014	2013	Amount	%
Research and Development Expenses	$5.1	$5.1	$-	-
as a percentage of revenues	1.6%	1.7%		(0.1)%

Research and development expenses were US$5.1 million  during the quarter ended September 30, 2014, remaining stable with the same period in 2013, reflecting the consistent research and development activities on new products primarily in consumption of raw materials for various experiments for automotive applications from automobile manufacturers as well as other non-automotive applications. As of September 30, 2014, the number of ongoing research and development projects were 128. The consumption of raw materials for these projects accounted for 90% of total R&D expenses for the quarter ended September 30, 2014.

We expect to complete and commence to realize economic benefits on approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail and medical devices.

Operating Income

Total operating income was US$54.7 million in the third quarter ended September 30, 2014 compared to US$55.9 million in the same period of 2013, representing a decrease of 2.1% or US$1.2 million. This decrease is primarily due to higher general & administrative expenses.

Interest Income (Expenses)

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2014	2013	Amount	%
Interest Income	$2.1	$1.7	$0.4	23.5%
Interest Expenses	(10.9)	(4.5)	(6.4)	142.2%
Net Interest Expenses	$(8.8)	$(2.8)	$(6.0)	214.3%
as a percentage of revenues	(2.8)%	(1.0)%		(1.8)%

Net interest expense was US$8.8 million for the three-month period ended September 30, 2014, compared to net interest expense of US$2.8 million in the same period of 2013, primarily due to (i) an increase of US$4.6 million interest expenses resulting from the Notes issued on February 4, 2014; and (ii) an increase of US$1.8 million interest expenses resulting from the increase of bank loans to meet the need of our future capacity expansion in Southwest China and Dubai. The average balance of short-term and long-term bank loans during the three months ended September 30, 2014 was US$107.8 million as compared to US$63.6 million during the three months ended September 30, 2013, leading to US$1.8 million more interest expense, partially offset by (iii) an increase of US$0.4 million interest income. The average deposit balance during the three months ended September 30, 2014 was US$107.5 million as compared to US$55.2 million as of that of the prior year, leading to the increase of interest income.

Gains on foreign currency forward contracts

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2014	2013	Amount	%
Gains on foreign currency forward contracts	$0.3	$-	$0.3	N/A
as a percentage of revenues	0.1%	-		0.1%

Due to the depreciation of US dollars against Chinese Yuan during the three-month period ended September 30, 2014, the Company had a gain of US$0.3 million on foreign currency forward contracts.

Income Taxes

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2014	2013	Amount	%
Income before Income Taxes	$47.7	$54.3	$(6.6)	(12.2)%
Income Tax Expense	(4.5)	(13.2)	8.7	(65.9)%
Effective income tax rate	9.5%	24.4%		(14.9)%

The effective income tax rates for the three-month periods ended September 30, 2014 and 2013 were 9.5% and 24.4%, respectively. The effective income tax rate for the three-month period ended September 30, 2014 differs from the PRC statutory income tax rate of 25% primarily due to (i) Sichuan Xinda Group’s preferential income tax rate and exemption of income tax for the income earned by Al Composites, partially offset by (ii) increase of valuation allowances against deferred income tax assets of certain subsidiaries, which were at cumulative loss position and (iii) effect of non-deductible expenses.

Our PRC subsidiaries have US$283.3 million of cash and cash equivalents, restricted cash and time deposits as of September 30, 2014, which are planned to be indefinitely reinvested in the PRC. The distributions from our PRC subsidiaries are subject to U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities on undistributed earnings of our PRC subsidiaries.

Net Income

As a result of the above factors, we had a net income of US$43.2 million in the third quarter of 2014 compared to a net income of US$41.1 million in the same quarter of 2013.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Revenues

Revenues were US$803.5 million for the nine months ended September 30, 2014, an increase of US$137.2 million, or 20.6%, compared to US$666.3 million in the same period of last year, due to approximately 10.3% increase in sales volume and 9.3% increase in the average RMB selling price of our products. The increase of sales volume was mainly driven by the strong demand of polymer composite materials in the PRC market and higher penetration of our business in our existing markets. Such increase in demand was driven by increasing demand for middle and high-end automobiles by Chinese consumers, continuing substitution of imported polymer composite materials by domestic suppliers, as well as the increase of plastic content on the per-vehicle-basis in China with even higher adoption rate in higher-end automobile models than lower-end ones. The increase of average RMB selling price was mainly due to the shift of product mix towards higher-end products.

In addition, the Company initiated its marketing efforts to develop new customers, in particular those in the Korean market. During the nine months ended September 30, 2014, the Company sold US$79.3 million products to the Korean market, mainly PA 66 and plastic alloy, accounting 9.9% of total revenue for the nine months ended September 30, 2014.

Product Mix

The following table summarizes the breakdown of revenues by product mix in millions of US$:

(in millions, except percentage)	Revenues For the Nine-Month Period Ended September 30,
	2014		2013
	Amount	%	Amount	%	Change in Amount	Change in %
Modified Polyamide 66 (PA66)	150.8	18.8%	122.5	18.4%	28.3	23.1%

Modified Polyamide 6 (PA6)	175.0	21.8%	130.4	19.6%	44.6	34.2%

Plastic Alloy	263.2	32.8%	185.0	27.8%	78.2	42.3%

Modified Polypropylene (PP)	168.9	21.0%	193.8	29.1%	(24.9)	(12.8)%

Modified Acrylonitrile butadiene styrene (ABS)	28.0	3.5%	22.3	3.3%	5.7	25.6%

Polyoxymethylenes (POM)	2.9	0.4%	2.7	0.4%	0.2	7.4%

Polyphenylene Oxide (PPO)	9.5	1.2%	5.9	0.9%	3.6	61.0%

Raw Materials	5.2	0.5%	2.2	0.3%	3.0	136.4%

Sub-total	803.5	100.0%	664.8	99.8%	138.7	20.9%

Service revenue	-	0.0%	1.5	0.2%	(1.5)	(100)%
Total Revenues	803.5	100%	666.3	100%	137.2	20.6%

 The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Nine-Month Period Ended September 30,
	2014		2013
	MT	%	MT	%	Change in MT	Change in %
Modified Polyamide 66 (PA66)	27,356	11.2%	23,128	10.4%	4,228	18.3%

Modified Polyamide 6 (PA6)	36,114	14.7%	25,683	11.5%	10,431	40.6%

Plastic Alloy	79,748	32.5%	67,406	30.3%	12,342	18.3%

Modified Polypropylene (PP)	87,078	35.5%	95,826	43.1%	(8,748)	(9.1)%

Modified Acrylonitrile butadiene styrene (ABS)	10,469	4.3%	7,797	3.5%	2,672	34.3%

Polyoxymethylenes (POM)	840	0.3%	880	0.4%	(40)	(4.5)%

Polyphenylene Oxide (PPO)	1,290	0.5%	820	0.4%	470	57.3%

Sub-total Volume	242,895	99.0%	221,540	99.6%	21,355	9.6%

Raw materials	2,539	1.0%	957	0.4%	1,582	165.3%
Total Volume	245,434	100%	222,497	100%	22,937	10.3%

The Company has shifted product mix from traditional Modified Polypropylene (PP) to higher-end products such as Modified Polyamide (PA66 and PA6) and plastic allloy, primarily due to (i) the increasing demand of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) increased sales of higher-end cars made by automotive manufacturers from Chinese and German joint ventures, and U.S. and Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Profit Margin

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2014	2013	Amount	%
Gross Profit	$164.3	$132.0	$32.3	24.5%
Gross Profit Margin	20.4%	19.8%		0.6%

Gross profit was US$164.3 million for the nine months ended September 30, 2014 compared to US$132.0 million in the same period of 2013, representing an increase of 24.5%. Our gross margin increased to 20.4% during the nine months ended September 30, 2014 from 19.8% during the same period of 2013, primarily due to (i) higher-end product sales accounting for 74.8% of our total revenues for the nine months ended September 30, 2014 as compared to 67.2% of that of the prior year; and (ii) the average 1.0 % of sales discount off the original prices to the lower-end products, modified PP and ABS for the nine months ended September 30, 2014 as compared to an average 6.4% discount off the original prices during the same period of 2013.

General and Administrative Expenses

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2014	2013	Amount	%
General and Administrative Expenses	$13.8	$10.8	$3.0	27.8%
as a percentage of revenues	1.6%	1.6%		0.0%

General and administrative (G&A) expenses were US$13.8 million for the nine months ended September 30, 2014 compared to US$10.8 million in the same period in 2013, representing an increase of 27.8%, or US$3.0 million. This increase is primarily due to (i) US$1.1 million increase of payroll; (ii) US$1.6 million increase of non-income taxation; and (iii) US$0.3 million increase of office and communication expenses. On a percentage basis, G&A expenses for the nine months ended September 30, 2014 was 1.6% of revenues as compared to 1.6% of the revenues of the same period of 2013.

Research and Development Expenses

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2014	2013	Amount	%
Research and Development Expenses	$27.1	$15.9	$11.2	70.4%
as a percentage of revenues	3.4%	2.4%		1.0%

Research and development expenses were US$27.1 million for the nine months ended September 30, 2014 compared with US$15.9 million during the same period in 2013, an increase of US$11.2 million, or 70.4%, reflecting increased research and development activities on new products primarily in consumption of raw materials for various experiments for automotive applications from automobile manufacturers as well as other non-automotive applications.

As of September 30, 2014, the number of ongoing research and development projects are 128. We expect to complete and commence to realize economic benefits on approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.

Operating Income

Total operating income was US$123.0 million for the nine months ended September 30, 2014 compared to US$105.1 million in the same period of 2013, representing an increase of 17.0% or US$17.9 million. This increase is primarily due to higher gross profit, partially offset by higher general & administrative expenses and research & development expenses.

Interest Income (Expenses)

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2014	2013	Amount	%
Interest Income	$8.6	$4.2	$4.4	104.8%
Interest Expenses	(31.1)	(10.8)	(20.3)	188.0%
Net Interest Expenses	$(22.5)	$(6.6)	$(15.9)	240.9%
as a percentage of revenues	(2.9)%	(1.0)%		(1.9)%

Net interest expense was US$22.5 million for the nine-month period ended September 30, 2014, compared to net interest expense of US$6.6 million in the same period of 2013, primarily due to (i) an increase of US$12.2 million interest expenses resulting from the Notes issued on February 4, 2014; (ii) an increase of US$8.1 million interest expenses resulting from the increase of bank loans to meet the need of our future capacity expansion in Southwest China and Dubai. The average balance of short-term and long-term bank loans during the nine months ended September 30, 2014 was US$281.5 million as compared to US$157.8 million during that of the prior year, leading to US$8.1 million more interest expense, partially offset by (iii) an increase of US$ 4.4 million interest income. The average deposit balance during the nine months ended September 30, 2014 was US$318.5 million as compared to US$142.5 million during that of the prior year, leading to the increase of interest income.

Losses on foreign currency forward contracts

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2014	2013	Amount	%
Losses on foreign currency forward contract	$(0.6)	$-	$(0.6)	N/A
as a percentage of revenues	(0.1)%	-		(0.1)%

During the nine-month period ended September 30, 2014, the Company settled a foreign currency forward contract which was entered into to manage its exposure to foreign currency risks with a notional amount of US$80 million by paying a settling loss of RMB6.6 million  (equivalent to US$1.0 million) due to the appreciation of US dollars against Chinese Yuan in June, and had a change of fair value of gain of RMB2.7 million (equivalent to US$0.4 million) for another foreign currency forward contract with a notional amount of US$50 million in order to take advantage of the depreciation of US dollars against Chinese Yuan.
Income Taxes
	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2014	2013	Amount	%
Income before Income Taxes	$101.5	$101.6	$(0.1)	(0.1)%
Income Tax Expense	(16.6)	(25.3)	8.7	(34.4)%
Effective income tax rate	16.3%	24.9%		(8.6)%

The effective income tax rate for the nine-month period ended September 30, 2014 differs from the PRC statutory income tax rate of 25% primarily due to (i) Sichuan Xinda Group’s preferential income tax rate and exemption of income tax for the income earned by Al Composites, partially offsetting by (i) increase of valuation allowances against deferred income tax assets of certain subsidiaries, which were at cumulative loss position and (ii) effect of non-deductible expenses.

Net Income

As a result of the above factors, we had a net income of US$84.9 million for the nine months ended September 30, 2014 compared to net income of US$76.3 million in the same period of 2013.

Selected Balance Sheet Data as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013	Change
(in millions, except percentage)			Amount	%
Cash and cash equivalents	62.7	95.5	(32.8)	(34.3)%
Restricted cash	14.5	13.7	0.8	5.8%
Time deposits	222.4	281.3	(58.9)	(20.9)%
Accounts receivable, net of allowance for doubtful accounts	193.8	282.3	(88.5)	(31.3)%
Inventories	247.2	144.9	102.3	70.6%
Property, plant and equipment, net	239.2	233.8	5.4	2.3%
Land use rights, net	12.1	12.5	(0.4)	(3.2)%
Prepayment to equipment suppliers	213.2	1.3	211.9	16,300.0%
Other non-current assets	24.1	1.8	22.3	1,238.9%
Total assets	1,240.3	1,075.9	164.4	15.3%
Short-term bank loans, including current portion of long-term bank loans	136.7	314.7	(178.0)	(56.6)%
Bills payable	43.0	25.6	17.4	68.0%
Accounts payable	101.8	122.5	(20.7)	(16.9)%
Income taxes payable, including noncurrent portion	18.1	26.8	(8.7)	(32.5)%
Accrued expenses and other current liabilities	15.2	55.9	(40.7)	(72.8)%
Long-term bank loans, excluding current portion	167.8	-	167.8	N/	A
Notes payable	148.6	-	148.6	N/	A
Redeemable Series D convertible preferred stock	97.6	97.6	-	-
Stockholders’ equity	492.8	412.3	80.5	19.5%

Our financial condition continues to improve as measured by an increase of 19.5% in stockholders’ equity as of September 30, 2014 compared to December 31, 2013. Inventories increased by 70.6% due to the anticipation of the increase of customer demand in the following quarters. Prepayment to equipment suppliers increased by 16,300.0% due to the advance for equipments to be used in Dubai and Southwest China facilities. Other non-current assets increased by 1,238.9% due to a long-term restricted time deposit to secure a three-year loan. Short-term bank loans decreased by 56.6% due to the leverage of long-term bank loans of US$167.8 million to meet the need to support our future capacity expansion in Southwest China and Dubai. The aggregate short-term and long-term bank loans decreased by 3.2% due to the overall consideration of existing lines of credit and maintaining a healthy asset to liability ratio.  Bills payable increased by 68.0% due to the increase of purchases from our domestic raw material suppliers. As of September 30, 2014, notes payable was US$148.6 million due to the issuance of 11.75% guaranteed senior notes due in 2019, net of discount.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production lines. We have financed these requirements primarily from cash generated from operations, bank borrowings and the issuance of our convertible preferred stocks and debt financings. As of September 30, 2014 and December 31, 2013, we had US$62.7 million and US$95.5 million, respectively, in cash and cash equivalents, which were primarily deposited with banks in China (including Hong Kong and Macau). As of September 30, 2014, we had US$136.7 million outstanding short-term bank loans (including the current portion of lines long-term bank loans), including US$57.1 million unsecured loan and US$71.5 million loans secured by accounts receivable. We also had US$167.8 million outstanding long-term bank loans (excluding the current portion), including US$70.0 million loans secured by long-term deposits and US$97.8 million unsecured loan. Short-term and long-term bank loans in total bear a weighted average interest rate of 5.7% per annum and do not contain any renewal terms. We have historically been able to make repayments when due.  In addition, the Company has US$148.6 million of 11.75% guaranteed senior notes due in 2019.

A summary of lines of credit and the remaining lines of credit as of September 30, 2014 is as below:

(in millions)	September 30, 2014
	Lines of Credit, Obtained			Remaining Available
Name of Financial Institution	Date of Approval	RMB	USD	USD
Bank of Communications	March 26, 2014	245.0	39.9	39.9
Bank of Longjiang, Heilongjiang	March 10, 2014	300.0	48.9	6.8
Bank of China	April 30, 2014	1,110.0	180.8	13.1
HSBC	September 2, 2014	276.2	45.0	45.0
Industrial and Commercial Bank of China Limited	July 30, 2013	500.0	81.5	43.8
Agriculture Bank of China	September 25, 2014	300.0	48.9	22.8
China Construction Bank	December 25, 2013	300.0	48.9	24.5
Societe Generale	August 1, 2014	150.0	24.4	17.9
Total		3,181.2	518.3	213.8

We have historically been able to make repayments when due. As of September 30 2014, we have contractual obligations to pay (i) lease commitments in the amount of US$3.9 million, including US$1.1 million due in one year; (ii) equipment acquisition in the amount of US$147.5 million; (iii) long-term bank loan in the amount of US$180.7 million (including principals and interests); and (iv) notes payable in the amount of US$229.3 million (including principals and interests).

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

The following table sets forth a summary of our cash flows for the periods indicated.

	Nine-Month Period Ended September 30,
(in millions US$)	2014	2013
Net cash provided by operating activities	64.1	60.1
Net cash used in investing activities	(220.7)	(146.8)
Net cash provided by financing activities	125.6	95.4
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.8)	1.8
Net increase (decrease) in cash and cash equivalents	(32.8)	10.5
Cash and cash equivalents at the beginning of period	95.5	83.8
Cash and cash equivalents at the end of period	62.7	94.3

Operating Activities

Net cash provided by operating activities increased to US$64.1 million for the nine-month period ended September 30, 2014 from US$60.1 million for the nine-month period ended September 30, 2013, primarily due to (i) an increase of US$202.2 million in cash collected from our customers for the nine-month period ended September 30, 2014 as compared to the same period in 2013, partially offset by (ii) an increase of US$168.3 million in raw material purchases payment for the nine-month period ended September 30, 2014 as compared to the same period in 2013; (iii) an increase of US$16.4 million placement of restricted cash for bills payable; and (iv) an increase of US$17.3 million payment of income tax.

Investing Activities

Net cash used in the investing activities was US$220.8 million for the nine-month period ended September 30, 2014 as compared to US$146.8 million for the same period of last year, mainly due to the increase of US$199.8 million purchase of time deposits, and the increase of US$259.5 million purchase of property, plant and equipment, including prepayment, partially offset by the increase of US$385.3 million proceeds from maturity of time deposits

Financing Activities

Net cash provided by the financing activities was US$125.6 million for the nine-month period ended September 30, 2014, as compared to US$95.4 million for the same period of last year, primarily as a result of the increase of US$250.2 million borrowings of bank loans from banks, the proceeds of US$148.4 million from issuance of long-term notes payable, the release of restricted cash of US$2.7 million, and US$0.6 million proceeds from the exercise of Series A investor warrants, which was partially offset by the increase of US$350.4 million repayments of bank borrowings, the US$4.7 million payment of issuance costs related to the notes payable and US$16.6 million of placement of restricted cash as collateral for bank borrowings for the nine-month period ended September 30, 2014.

As of September 30, 2014, our cash and cash equivalents balance was US$62.7 million, compared to US$95.5 million at December 31, 2013.

Accounts Receivables Days Sales Outstanding (DSO) has decreased from 82 days for the nine-month period ended September 30, 2013 to 79 days for the nine-month period ended September 30, 2014 as a result of the Company’s increased efforts to collect accounts from its customers. We believe that our DSO is below industry average Industry Standard Customer and Supplier Payment Terms (days) as below:

	Nine-month period ended September 30, 2014	Year ended December 31, 2013
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Supplier Payment Term	Payment in advance/up to 60 days	Payment in advance/up to 30 days

Inventory turnover days increased from 50 days for the nine-month ended September 30, 2013 to 83 days for the nine-month ended September 30, 2014, due to inventory of raw materials buildup in anticipation of increasing demand from our customers in the following quarters.

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

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of September 30, 2014 are as follows:

Contractual obligations	Total	Payment due less than 1 year	1 – 3 years	3-5 years	More than 5 years
Lease commitments	3,938,927	1,081,757	1,888,361	968,809	-
Purchase of land use rights, plant equipment, and construction in progress	147,501,351	147,501,351	-	-	-
Long-term bank Loans (1)	180,735,699	8,059,435	172,676,264	-	-
Notes payable (2)	229,312,500	17,625,000	35,250,000	176,437,500	-
Total	561,488,477	174,267,543	209,814,625	177,406,309	-

(1)	Includes interest of US$15.4 million accrued at the interest rate under the loan agreements. For borrowings with a floating rate, the most recent rate as of September 30, 2014 was applied.
(2)
On February 4, 2014, Favor Sea Limited, a wholly owned subsidiary of the Company, issued US$150,000,000 aggregate principal amount of 11.75% Guaranteed Senior Notes due 2019 with issuance price of 99.080% (the “Notes”). The Notes bear interest at a rate of 11.75% per annum, payable on February 4 and August 4 of each year, commencing August 4, 2014. The Notes will mature on February 4, 2019.

(3)
On March 8, 2013, Xinda Holding (HK) Company Limited (“Xinda Holding (HK)”), a wholly owned subsidiary of the Company, entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion (equivalent to US$290 million) in property, plant and equipment and approximately RMB0.6 billion (equivalent to US$97 million) in working capital, for the construction of Sichuan plant.  As of  September 30, 2014, the Company has a commitment of RMB832.6 million (equivalent to US$135.6 million) mainly for the acquisition of equipment.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans, long-term bank loans, notes payable, cash and cash equivalents, restricted cash and time deposits. Although the interest rates, which are based on the banks’ prime rates are fixed for the terms of the loans and deposits, increase in interest rates will increase our interest expense.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of September 30, 2014 would decrease income before income taxes by approximately US$3.4 million for the nine-month period ended September 30, 2014. A hypothetical 1.0% decrease in the annual interest rates for all of our cash and cash equivalents, restricted cash and time deposits we had as of September 30, 2014 would decrease income before income taxes by approximately US$2.4 million. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of cash and cash equivalents, restricted cash and time deposits, and debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

Revenues except those overseas transactions are collected in and substantially all of our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the $1.00 U.S. dollar until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the Chinese Central Bank allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. On September 30, 2014, the RMB traded at 6.1380 RMB to 1.00 U.S. dollar.

There remains international pressure on the Chinese government to adopt an even more flexible currency policy and the exchange rate of RMB is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of RMB in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years. Since (i) our revenues and net income of our PRC operating entities are denominated in RMB and (ii) the payment of dividends, if any, will be in U.S. dollars, any decrease in the value of RMB against U.S. dollars would adversely affect the value of the shares and dividends payable to shareholders, in U.S. dollars.

Foreign Currency Exchange Rates

On February 5, 2014, the Company’s wholly owned subsidiary, Favor Sea Limited (the “Note Issuer“), completed the sale of US$150 million in aggregate principal amount of 11.75% guaranteed senior notes due on February 4, 2019 (the “Notes“).  We must periodically convert Reminbi into US Dollars to make interest and principal payments during the tenure of the Notes. Therefore, fluctuations in currency exchange rates could have a significant effect on our results of operations due to mismatches among various foreign currency-denominated transactions. In the nine months ended September 30, 2014 and 2013, we recognized a net forward contract loss of RMB3.9 million (equivalent to US$0.6 million) and nil, respectively, primarily due to the appreciation of the US dollar against the Renminbi. We will continue to be exposed to foreign currency exchange risk to the extent that our hedging and foreign currency forward arrangements do not cover all of our expected exposure in foreign currencies. We cannot predict the effect of exchange rate fluctuations on our foreign currency exchange gains or losses in the future. We may continue to reduce the effect of such exposure through hedging or other similar arrangements, but because of the limited availability of such instruments in China, we cannot assure you that we will always find a hedging arrangement suitable to us, or that such derivative activities will be effective in managing our foreign exchange risk.

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

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2013 due to one material weakness as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we believe that our unaudited consolidated financial statements included in this Quarterly Report present fairly our financial position, results of operations and cash flows for the nine months ended September 30, 2014 in all material respects.

(b) Changes in internal controls.

During the nine-months ended September 30, 2014, our efforts to improve our internal controls include (1) external training of U.S. GAAP and SEC reporting by qualified entities to our accounting staff, (2) recruiting senior qualified people with requisite expertise and knowledge to help improve our internal control procedures and (3) internal meetings, discussions and seminars periodically to review and improve our internal control procedures. We plan to improve on the above-referenced weakness by the end of the fiscal year ending December 31, 2014.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company evaluates subsequent events for purposes of recognition or disclosure up to and through the date the financial statements are issued.

The Company and certain of its officers were named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Southern District of New York.  These actions, which allege violations of the United States securities laws, were filed on July 15, 2014 and July 16, 2014 and are captioned Yang v. Han, et al., No. 14-cv-5308 (GBD) and Tompkins v. China XD Plastics Company Ltd., et al., No. 14-cv-5359 (GBD), respectively.  The plaintiffs in both actions seek to represent a class of all persons, other than defendants and their affiliates, who purchased the common stock of China XD Plastics Company Limited between August 12, 2009 and July 10, 2014, inclusive.  The plaintiffs assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder.  Specifically, the plaintiffs allege the defendants made false or misleading statements and/or omitted material facts in the Company’s Form 10-Q for the third quarter ended September 30, 2009 and the Company’s Form 10-K for the years ended December 31, 2009, 2010, 2011, 2012, and 2013.  The plaintiffs also assert claims under Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants as persons who allegedly controlled the Company during the time the allegedly false and misleading statements and omissions were made.  The complaints seek damages in unspecified amounts.

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

China XD Plastics Company Limited

Date: November 13, 2014	By:	/s/ Jie Han
Name: Jie Han
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2014	By:	/s/ Taylor Zhang
Name: Taylor Zhang
Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Document Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.