Form 10-K
period 2014-12-31
China XD Plastics Co Ltd
filed 2015-03-16
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014 was approximately $140,630,319.

As of March 10, 2015, there were 49,151,796 shares of common stock, par value US$0.0001 per share, outstanding.

Documents incorporated by reference: None.

CHINA XD PLASTICS COMPANY LIMITED
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

PART I

ITEM 1.   BUSINESS.

Our Business

China XD Plastics Company Limited ("China XD", "we", and the "Company", and "us" or "our" shall be interpreted accordingly) is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China and to a lesser extent, in Dubai, United Arab Emirates ("UAE").  Through our wholly-owned subsidiaries Heilongjiang Xinda Enterprise Group Company Limited ("Xinda Group") and ALComposites Materials FZE ("Dubai Composites"), we manufacture and sell polymer composite materials (a broader category including modified plastics), primarily for automotive applications. We develop our products using our proprietary technology through our wholly-owned research laboratory, Heilongjiang Xinda Enterprise Group Macromolecule Material Research Center Company Limited ("Xinda Group Material Research"). Xinda Group Material Research is a professional macromolecular material research and development institution and has 321 certifications from manufacturers in the automobile industry as of December 31, 2014. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang Province.  Our research and development (the "R&D") team consists of 237 professionals and 8 consultants, including one consultant who is member of Chinese Academy of Engineering, and one consultant who is the former chief scientist of Specialty Plastics Engineering Institute of Jilin University. As a result of the combination of our academic and technological expertise, we have a portfolio of 193 patents, five of which we have obtained the patent rights and the remaining 188 of which we have applications pending in China as of December 31, 2014.

Modified plastics are produced by changing the physical and/or chemical characteristics of ordinary resin materials. In order for plastics to be used to produce automobile parts and components, they must satisfy certain physical criteria in terms of mechanical functionality, stability under light and heat, durability, flame resistance, and environmental friendliness. Our unique proprietary formulas and processing techniques enable us to produce low-cost high-quality modified plastic materials, which have been certified by many of the major domestic and international automobile manufacturers in China. In addition, we also provide specially engineered plastics and environment-friendly plastics for use in oilfield equipment, mining equipment, vessel propulsion systems and power station equipment.

China XD's primary end-market is the Chinese automotive industry that has been rapidly growing for the past few years where our modified plastics are used by our customers to fabricate the following auto components: exteriors (automobile bumpers, rearview and sideview mirrors, license plate parts), interiors (door panels, dashboard, steering wheel, glove compartment and safety belt components), and functional components (air conditioner casing, heating and ventilation casing, engine covers, and air ducts). Our specialized plastics are utilized in more than 27 automobile brands manufactured in China, including leading brands such as AUDI, Mercedes Benz, BMW, Toyota, Buick, Chevrolet, Mazda, and VW Passat, Golf, and Jetta. As of December 31, 2014, 321 of Xinda Group's automotive-specific modified plastic products have been certified by one or more of the automobile manufacturers in China and are in commercial production. As of December 31, 2014, 86 of our products were in the process of product certification by automobile manufacturers. In addition, during the year ended December 31, 2014, the Company developed its prescence in the Republic of Korea (the "ROK") by selling to a Korean customer primarily higher-end PA66 and plastic alloy, which embarked our entry into the international market.

We operate three manufacturing bases in Harbin, Heilongjiang in the People's Republic of China (the "PRC"). Prior to December 2012, we had approximately 255,000 metric tons of annual production capacity across 58 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems. In December 2012, we further expanded our third production base in Harbin with additional 135,000 metric tons of annual production capacity, bringing total installed production capacity in our three production bases to 390,000 metric tons with additional 30 new production lines. In December 2013, we broke ground on the construction of our fourth production base in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total installed production capacity to 690,000 metric tons with additional 70 new production lines at the completion of the construction of our fourth production base. In addition, during the three months ended June 30, 2014, we started the construction of Dubai Composites plant in Dubai, UAE with additional 4,000 metric tons targeting on high-end products for the overseas markets. The Company expects the Dubai facility to be completed in April 2015 and majority of Sichuan production facility to be completed around the end of 2015 and early 2016.

Our History

China XD, formerly known as NB Payphones Ltd. and NB Telecom, Inc., was originally incorporated under the laws of the state of Pennsylvania on November 16, 1999. On December 27, 2005, we migrated to the state of Nevada.

On December 24, 2008, we acquired Favor Sea Limited ("Favor Sea (BVI)"), a British Virgin Islands corporation, which is the holding company for Harbin Xinda Macromolecule Material Co., Ltd. ("Harbin Xinda") and Harbin Xinda's wholly-owned subsidiary, Harbin Xinda Macromolecule Material Research Institute ("Research Institute"). Harbin Xinda is a high-tech manufacturer and developer of modified plastics, which was established in September 2004 under the laws of the PRC. In December 2010, our management determined that the Research Institute could not meet the Company's development needs, including meeting the criteria to be a National Enterprise Technology Center. As a result, the Research Institute was deregistered.

On June 11, 2010, Harbin Xinda established Harbin Xinda Macromolecule Material Engineering Center Co., Ltd. ("Xinda Engineering Center") to focus on research and development of high-end products such as engineering plastics, modified PA, alloy plastics and modified ABS. Xinda Engineering Center was deregistered in 2012 as part of our group restructuring.

On October 14, 2010, Harbin Xinda established Heilongjiang Xinda Software Development Company Limited ("Xinda Software") to develop software applications that provide certain standard and programmable technical services remotely.

On December 10, 2010, Harbin Xinda established Harbin Xinda Macromolecule Material Research Center Co., Ltd. ("Xinda Macromolecule Research Center") to focus on research and development of products such as modified PP and environment-friendly modified plastics.  Xinda Macromolecule Research Center was deregistered in 2012 as part of our group restructuring.

On March 31, 2011, Harbin Xinda established a wholly-owned subsidiary, Harbin Xinda Macromolecule Material Testing Technical Co., Ltd. ("Xinda Testing"), to develop a nationally recognized testing laboratory and provide testing services of macromolecule materials, engineering plastics and other products.

In response to our rapid business expansion and in order to be eligible for beneficial tax policies for certain regions in China, we developed a group restructuring plan.

From August 2011 to December of 2012, Harbin Xinda established (i) Harbin Meiyuan Enterprise Management Service Company Limited ("Meiyuan Training") in Harbin to provide all year round training to both our existing and new employees, accommodate our customers and business partners as well as host industry conferences; and (ii) Heilongjiang Xinda Enterprise Group Technology Center Company Limited ("Xinda Group Technology Center") in Harbin to focus on long-term research and development projects.

Xinda Group, a wholly-owned subsidiary of Xinda HK Company Limited and the proposed direct parent company of all of our PRC-based operating subsidiaries after the group restructuring was established in December 2011. Harbin Xinda Plastics Material Research Center Company Limited ("Xinda Material Research Center") was established in December 2011 to focus on research and development of products close to commercialization phase.

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

On March 19, 2013, Xinda Group established Sichuan Xinda Enterprise Group Co., Ltd. ("Sichuan Xinda Group"), which subsequently established Sichuan Xinda Enterprise Group Meiyuan Training Center Co., Ltd. ("Sichuan Meiyuan"), Sichuan Xinda Enterprise Group Software Development Co., Ltd. ("Sichuan Software"), and Sichuan Xinda Enterprise Group Sales Co., Ltd ("Sichuan Sales") in April 2013, in order to expand our business in Southwest China.

On April 23, 3013, Xinda Holding (HK) Co, Ltd. ("Xinda Holding (HK)"), formerly known as Hong Kong Engineering Plastics Co., Ltd., set up Xinda (HK) International Trading Company Ltd ("Xinda (HK) Int'l Trading") for import and export business through Hong Kong.

On January 8, 2014, Xinda Holding (HK) set up AL Composites in Dubai, UAE ("Dubai Composites") for international expansion business.

On March 5, 2014, Xinda Holding (HK) set up Xinda (HK) Trade Co., Ltd ("Xinda Trading") for import and export business through Hong Kong.

On June 17, 2014, Xinda Holding (HK) set up Xinda (Heilongjiang) Investment Co., Ltd. ("Heilongjiang Investment") for its domestic investment activities in PRC.

On August 1, 2014, Heilongjiang Investment set up Nanchong Xinda Composite Materials Co., Ltd ("Nanchong Composite Materials") in order to expand our business in Southwest China and other regions in its proximity.

On November 12, 2014, Heilongjiang Investment set up Heilongjiang Xinda Meiyuan Tennis Club Co.,Ltd. ("Meiyuan Tennis Club") in order to replace the Meiyuan Training.

Corporate Structure

The corporate structure of the Company as of December 31, 2014 was as follows:

China XD Plastics Company Limited
("China XD")
100%
Favor Sea Limited
("FS (BVI)")
100%
Xinda (HK) International Trading Company Limited ("Xinda (HK) Int'l Trading")
Xinda (HK) Trade Company Limited ('Xinda Trading")
Xinda Holding (HK) US Sub Inc. ("Xinda Holding (US)")
100%
100%
100%
Xinda Holding (HK) Company Limited
("Xinda Holding (HK)")
100%
Al Composites Materials FZE ("Dubai Composites")
Offshore
Onshore
27%
98.33%
100%
100%
Heilongjiang Xinda Enterprise Group Company Limited
("Xinda Group")
Heilongjiang Xinda Investment Company Limited
("Heilongjiang Investment")
73%
1.67%
100%
100%
100%
100%
100%
Heilongjiang Xinda Composite Materials Company Limited ("Xinda Composite Materials")
Harbin Xinda Plastics New Material Company Limited ("Xinda Plastics New Material")
Sichuan Xinda Enterprise Group Company Limited ("Sichuan Xinda")
Heilongjiang Xinda Enterprise Group Technology Center Company Limited ("(Xinda Group Technology Center")
Heilongjiang Xinda Software Development Company Limited (" Xinda Software")
Heilongjiang Xinda Enterprise Group Meiyuan Training Center Company Limited ("Meiyuan Training")
Heilongjiang Xinda Enterprise Group Macromolecule Materials Research Center Company Limited ("Xinda Group Material Research")
100%
100%
100%
100%
100%
Sichuan Xinda Enterprise Group Meiyuan Training Center Company Limited ("Sichuan Meiyuan")
Sichuan Xinda Enterprise Group Software Development Company Limited ("Sichuan Software")
Sichuan Xinda Enterprise Group Sales Company Limited ("Sichuan Sales")
Nanchong Xinda Composite Materials Company Limited ("Nanchong Composite Materials")
Heilongjiang Xinda Meiyuan Tennis Club Company Limited ("Meiyuan Tennis Club")

Our Industry

According to a research report prepared exclusively for the Company and issued by Frost & Sullivan in 2014, China is estimated to have consumed approximately 18.3 million Metric Tons ("MT") of modified plastic products in 2014, representing an increase of 11.5% compared to 2013. With China being the world's leading manufacturing center and with rising domestic individual consumption, we believe that demand for modified plastics from China will continue to increase in the foreseeable future. As shown in Figure 1, the market demand for modified plastics will reach 26.5 million MT in 2018, representing compound annual growth rates ("CAGR") of 9.6% and 14.9% by sales volume and revenues from 2014 to 2018. Currently, demand for our products is primarily driven by the Chinese automotive industry. In order for plastics to be used in automobile parts and components, they must satisfy specific physical criteria in terms of mechanical functionality, stability under light and heat, durability, flame resistance, and environmental friendliness. Modified plastics are usually found in interior materials, door panels, dashboards, mud flaps, chassis, bumpers, oil tanks, gas valves, grilles, unit heater shells, air conditioner shells, heat dissipating grids, wheel covers, and other components.

Figure 1: Analysis of Chinese Modified Plastics Market: Sales Volume and Revenue (China), 2009-2018E

Total Production Capacity by By Manufacturer Type (China), 2009, 2013, 2018E

1,140.6
3,734.0
6,610.2
100%
63.7%
66.6%
76.6%
36.3%
33.4%
23.4%
Local
Non-local
Total Production Capacity
(Thousand MT)
2009
2013
2018E

Source: Frost & Sullivan

Source: Frost & Sullivan

According to Frost & Sullivan's report, the Chinese automotive modified plastics market has experienced rapid development from 2009 to 2013, with nearly a three-fold growth in terms of revenue and sales volume during this period. The market demand is projected to reach 20.2 million MT in 2015. As illustrated in Figure 2, the Chinese automotive modified plastics market is expected to sustain rapid increase in terms of sales volume and revenues with CAGR of 14.8% and 20.3% from 2014 to 2018, respectively. Approximately 33.4% of the automotive modified plastic consumed in 2013 was imported from outside of the PRC or manufactured by multinational and joint venture companies. We believe that the demand for automotive modified plastic in China will grow continuously due to the fast growing Chinese automotive market, increasing use per unit of plastic content in automobiles and favorable government incentives and regulations. Moreover, domestic producers will likely gain larger market share from imports as they are able to manufacture products with comparable quality at highly competitive prices and close proximity to their customers. We believe that the following are the key drivers for the automotive modified plastic industry in China

Figure 2: Analysis of Chinese Automotive Modified Plastics Market: Sales Volume and Revenue (China), 2009-2018
Source: Frost & Sullivan

According to the statistics by the China Association of Automobile Manufacturers ("CAAM") in 2014, China's production volume of automobiles increased from 13.8 million units in 2009 to 22.1 million units in 2013. The market is expected to slow down after several years' rapid growth, though a comparatively high CAGR of 8.1% from 2014 to 2018, reaching 32.6 million units in 2018. China has exceeded the United States to become the world's largest auto market as measured by the number of automobiles sold. We believe the growth momentum in China's auto sales will remain strong over the next four years. The automotive industry in China is still in its infancy with passenger car ownership of 93 vehicles per 1,000 inhabitants in 2013, which is significantly below Europe's average of 497 and United States' average of 797 according to National Bureau of Statistics, US Department of Energy, Eurosta, Frost & Sullivan.

Figure 3: Overview of Chinese Macro Economy:

Vehicle Per 1,000 People Comparison (Units per 1,000 People), 2009-2018E

Source: National Bureau of Statistics, US Department of Energy, Eurosta, Frost and Sullivan

According to the National Bureau of Statistics, the total number of Chinese automobile parts has experienced a rapid growth because of the economic development and the incentive policies issued by the government. The number maintained a booming trend from 62.9 million units in 2009 to 126.8 million units in 2013, and is forecasted to hit a record of 146.8 million units in 2014 and 249.5 million units by 2018, with a CAGR of 14.2% between 2014 and 2018 as shown in Figure 4.

Figure 4: Overview of Chinese Macro Economy: Growth of Automotive Parts, 2009-2018E

Source: National Bureau of Statistics

Rising personal income in China is one of the key drivers for the rapid growth of the Chinese automobile industry. As shown in Figure 5, China has shown strong economic growth with its GDP increased from approximately RMB 34,090.3 billion in 2009 to RMB 58,667.3 billion in 2013, and is expected to sustain the steady growth from 2014 to 2018. Per Capita Consumption Expenditure of Urban Household also shows an optimistic picture with a total nominal increase of 46.8% between 2009 and 2013, and is forecasted to reach RMB 25,699.9 billions by the end of 2018. Moreover, cars have become more affordable in China as local or joint venture automobile manufacturers continuously expand their production to achieve economies of scale to lower production cost and source cheaper auto parts locally. Growing income and decreasing vehicle prices will continue to make car ownership more affordable for China's rising middle class.

Figure 5: Overview of Chinese Macro Economy: Growth of Nominal GDP and Per Capita Consumption Expenditure of Urban Household (China), 2009-2018E.

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

(2) Vehicle Emissions Reduction: Plastic components impact fuel efficiency by saving approximately 2.5 liters of fuel per kilograms ("kg") used (equivalent to 6 kg of CO2 emissions) over the lifetime of the vehicle. Automobile manufacturers have been reducing vehicle weights in an attempt to reduce emissions and increase efficiencies. Modified plastics reduce the weight of components by 40% compared with traditional metallic materials.

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

(5) Increasing Use of Plastics per Vehicle: Weight of modified plastics per vehicle in China continually increased from 2008 to 2012, and is forecasted to reach 169.8 kg by the end of 2017, with a growth rate of 40.2% as shown in Figure 6. Although the weight of modified plastics per vehicle in China will still be less than that in North America and Europe, the highest growth rate indicates the huge potential for market growth. In 2012, plastic use in China is estimated to be about 128.6 kg per vehicle, whereas models imported from Europe contain on average as much as 219 kg per vehicle. In addition, the Chinese government's goals regarding electric and hybrid vehicles may also push the market further as weight concerns are more important for these vehicles than for traditional passenger cars.

Figure 6: Comparison of Weight of Modified Plastics per Vehicle in China, North America, and Europe, 2008, 2012, 2017E

Source: Frost & Sullivan, American Chemistry Council's Plastics Industry Producers' Statistics Group

Increasing Substitution of Imports

Though China's automotive plastic market has been dominated by foreign or joint venture ("JV") companies, Chinese suppliers are continually gaining market share. It is estimated that automotive plastics imported and manufactured by multinational and JV companies accounted for 36.3% of the total China automotive plastic supply in 2013, decreasing from 53.8% in 2009 according to a report by Frost & Sullivan. Compared to foreign competitors including JV companies, local manufacturers can largely benefit from the lower cost and geographical convenience in China and their product sales can be customized with time-efficient after sales services and technical supports. As the local production capacity of both domestic and foreign companies has been expanding, share of imports and multiple national companies is expected to decrease to 23.4% by the end of 2018, while the share of domestic manufacturers is forecast to rise to 76.6% in 2018 as they expand at a greater rate than MNC and JV in China.

The financial crisis beginning in 2008 and the European debt crisis beginning in 2011 forced global automakers and suppliers to concentrate on their cost structure and pricing mechanisms. Many automakers accelerated cost reduction initiatives. Moving manufacturing operations to and sourcing raw materials from low cost regions have emerged as key measures to save costs. With its huge consumer market, low labor costs and high-quality manufacturing and logistics infrastructure, China is a location favored by global auto and component makers who source parts and components not only for their local operations in China but also for their global operations. As a result, we believe that China's local plastic suppliers will benefit from such global outsourcing trends and increasingly become a good substitute for expensive imported plastic products. JV manufacturers based in China in automotive plastics sector have been slow to invest and expand in China.

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

Since 2000, modified plastics, including engineering plastics, have been categorized as a prioritized industrialization area by a series of government guidelines or development plans. Some of these policies include:

●
It was stated in the "Outline of China's Twelfth Five-year Plan (2011)" that new functional materials, advanced structural materials, common base materials, fiber of high performance and its compounded material are key development directions of new material industry.

●
It was stated in the "Catalogue for Guidance on Adjustment of Industrial Structure (2011)" promulgated by the National Development and Reform Commission on March 27, 2011, that the country is currently promoting the development of production equipment of polycarbonate by the use of non-phosgene method, with annual output of 60000t/year and above, production of engineering plastic including liquid crystalline polymer (LCP) and development and application of bleeding modification and alloying; development and production of water – absorbed resin, conductible resin and biodegradable polymers; development and production of new polyamide including nylon 11, nylon 1414 and nylon 46, nylon with long carbon chain and heat resistant nylon.

●
It was stated in the "Guidance on Key Areas of Industrialization of High Technology with Current Priority in Development (2011)" jointly promulgated by the National Development and Reform Commission, the Ministry of Science and Technology, the Ministry of Commerce and the State Intellectual Property Office on June 23, 2011 that modified technologies applied to general plastics, including new engineering plastics and plastic alloy, new special engineering plastics, fire resistant modified plastics, and modified technology of general plastics, are currently prioritized areas to develop and industrialize in China's macromolecule materials sector.

●
A series of modified plastics technologies have been listed in the "National Support for Key High-tech Fields" as stated in the Circular on the Issuance of the Administrative Measure for the Recognition of High-tech Enterprise jointly promulgated by the Ministry of Science and Technology, Ministry of Finance, the State Administration of Taxation in April 2008. These technologies include special engineering plastics, macromolecular compound or new synthetic modified, etc.

●
Determining the detailed standards for average fuel consumption for passenger car manufacturers: 1) In 2015 average fuel consumption for passenger car reach 0.069L per kilometer; 2) In 2020 average fuel consumption for passenger car reach 0.05L per kilometer. It will accelerate the automobile lightweight progress.

In addition, with the Chinese government strongly encouraging the production of more fuel-efficient and environmentally friendly vehicles, as one means to help resolve the nation's worsening air pollution problem, especially in big cities, opportunities abound for suppliers of plastics materials and auto components.

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

Our Products

Modified plastic is processed by adding chemical agents to basic plastics to generate or improve certain physical and/or chemical characteristics of plastic, such as heat resistance, hardness, tensile strength, wear resistance, and flame resistance. Based on the type of materials, our products include eleven categories: Modified Polypropylene (PP), Modified Acrylonitrile Butadiene Styrene (ABS), Modified Polyamide 66 (PA66), Modified Polyamide 6 (PA6), Modified Polyoxymethylenes (POM), Modified Polyphenylene Oxide (PPO), Plastic Alloy, Modified Polyphenylene Sulfide (PPS), Modified Polyimide (PI), Modified Polylactic Acid (PLA) and Polyether Ether Ketone (PEEK).

Our products are organized into eleven product groups, based on their physical characteristics, as set forth below:

Product Group	Number of Products Certified	Characteristics	Automotive or Other Application
Modified Polyamide 66 (PA66)	30	Abrasive resistance, self-lubrication, high strength, high temperature resistance, and flame resistance	Roof handles, door knobs, transmission connection plates, fan shrouds, glovebox assembles, engine hoods, stents baffle blocks, trajectory, fasteners, etc.

Modified Polyamide 6 (PA6)	28	High temperature resistance, weather resistance, high strength	Inner door knobs, door knobs, hand shanks, transmission connection plates, visor bases, etc.

Plastic Alloy	85	High impact resistance, high temperature resistance, flame resistance, platable	instrument panels, instrument frames, shields, automotive center stacks, speaker covers, grids, fog light shells, battery bases, seat armrests, luggage holders, etc.

Modified Polypropylene (PP)	154	Non-toxic, odorless, low density, insulated, and low moisture uptake	Instrument panels, inner panels, columns, bumpers, air conditioner shells, door knobs, mudguards, etc.

Modified Acrylonitrile butadiene styrene (ABS)	21	High rigidity, low density, rigidity toughness balance, slow burn, and corrosion resistance	Heat dissipating grids, steering wheel shells, cup holders, seal banks, instrument panels, inner door knobs, wheel covers, etc.

Polyoxymethylenes (POM)	1	High strength, low moisture uptake, size stability, high glass, high temperature resistance, fatigue resistance	Heater fans, signal lamps switches, gas reseior covers, door knobs, hand shanks, fuel pumps, dynamic valves, accelerator pedals, rampetior elements, etc.

Polyphenylene Oxide (PPO)	1	High rigidity, flame retardant, abrasive resistance, pollution resistance, high temperature resistance
Battery plants, lamp holder insulation parts, anti freezer grids, booms, instrument panels, window frames, tool cabinet covers, handwheel boxes, heater holders, heater baffles, cooling system connections, pump strainer nets, ammeler frameworks, reaview, etc.

Modified Polyphenylene Sulfide (PPS)	1	High temperature resistance, corrosion resistance, radiation resistance, flame resistance, size stability
Air bleed control valves, pneumatic signal conditioners, sparks plug wire insulation covers, tachometer sensor covers, electrical pumps, fuel pump impellers and covers, air cylinder covers, water pump impellers, etc.

Modified Polylactic Acid (PLA)	-	Reproducible, good biological compatibility and totally degraded	Glove box handle, seat cover, rearview mirror shell, etc.

Modified Polyimide (PI)	-	Flame resistance, high strength, high temperature resistance, corrosion resistance	Compressor blade, piston ring, sealing washer, bushing, gear, brake block, etc.

PEEK*	N/A	Excellent mechanical and chemical resistance and temperature tolerance	Used in communications and transport electronics and electrical appliances, machiery, medical and analytical equipment

Total	321

*PEEK is primarily used in applications that are unrelated to automotive applications, which does not require certifications and is in the product development stage.

Raw Materials

The principal raw materials used for the production of our modified plastic products are plastic resins such as polypropylene, ABS and nylon. Polypropylene is a chemical compound manufactured from petroleum.  ABS is a common thermoplastic used to make light, rigid, molded products such as automotive body parts and wheel covers.  Nylon is a thermoplastic silky material. Approximately 64.7% of our total raw materials purchased by volume are sourced from overseas petrochemical enterprises and 35.3% from domestic petrochemical enterprises during the year ended December 31, 2014.

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

Because raw materials constitute a substantial part of the cost of our products, we seek to reduce costs by dealing with major suppliers. During the year ended December 31, 2014, the Company purchased approximately 88% of the Company's raw materials from eight major suppliers. By dealing in large quantities with these major suppliers, we obtain reduced prices for raw materials, therefore reducing the cost of our products. If we were unable to purchase from these suppliers, we believe we would still have adequate sources of raw materials from other petrochemical distributors without material impact on the cost of our products.

Research and Development

Xinda Material Research Center and Xinda Group were organized to provide us with ongoing additions to our technology through advanced development methods, which represent the key to our competitive strength and success. Our goal is to utilize our state-of-the-art methods, equipment and our technical expertise to produce plastics of the highest quality that are cost-efficient for our customers. Toward this end, we have staffed Xinda Material Research Center and Xinda Group with 40 employees who have Ph.D. and Master's degrees, 183 employees who have Bachelor's degrees, and 14 employees with Associate Bachelor's degrees.  In addition, we have 8 consultants, including one consultant who is a member of the Chinese Academy of Engineering, and one consultant who is the former chief scientist of Specialty Plastics Engineering Institute of Jilin University. On average, our employees have been working in our industry for more than three years, and our key R&D employees have on average more than 10 years of experience in our industry.

As aforementioned, Xinda Group Material Research assumed the functions of Xinda Material Research Center and Xinda Group Technology Center as part of our group restructuring.  To supplement the efforts of our Xinda Group Material Research, we have cooperated with a number of the leading technology institutions in China. Besides providing specialized research and development skills, these relationships help us formulate cutting-edge research programs aimed at developing new technologies and applications in plastics engineering.

In addition, Dubai Composites focuses on more advanced research and development in high-end applications relative to our research and development efforts in China.

All our significant research and development activities are overseen by the members of our Scientific Advisory Board, which we have assembled from the leaders in China's chemical engineering industry.  Currently, the members of the Scientific Advisory Board are:

●	Qingquan Lei: Member of Chinese Academy of Engineering, Post-PhD Advisor of Harbin Institute of Technology.
●	Xiabin Jing: Post-PhD Advisor and Researcher of Changchun Institute of Applied Chemistry of the Chinese Academy of Sciences.
●	Huixuan Zhang: Principal of Changchun University of Technology..
●	Zhenhua Jiang: Director of the Engineering Research Center of the Special Plastics Engineering Education Department of Jilin University..
●	Xijun Liu: Dean of Postgradate School of Qiqihaer University
●	Aimin Zhang: Professor of the State Key Laboratory of Polymer Materials Engineering Polymer Research Institute of Sichuan University
●	Pengcheng Xie: Associate Professor of Polymer Advanced Processing (En-learn) Laboratory of Beijing University of Chemical Technology
●	Chao Bi: Associate Professor of School of Mechanical and Electrical Engineering of Beijing University of Chemical Technology.

We host our annual seminar on the Development of the Macromolecule Materials Industry since 2008, during which we bring prominent industry-leading consultants to meet with our R&D staff. The annual seminar gives industry experts an opportunity to review and evaluate the Company's R&D initiatives in terms of technology advancement on the backdrop of government policies which support development of the modified plastics industry. During the seminar, industry experts assess the progress of the Company's R&D projects for the current year, and then evaluate the Company's R&D projects for the next year. Projects are reviewed in terms of overall strategy, alignment with government policies, market opportunities, efficient utilization of R&D and technical feasibility.

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

Our research and development expenses were US$29,434,680, US$21,258,549 and US$21,586,074 during the years ended December 31, 2014, 2013 and 2012, respectively.

Intellectual Property

Patents

As a result of our collection of academic and technological expertise, we have five approved patents and 188 pending patent applications in China, as set forth in the following table.

No	Patent Name	Application No.	Application Date and Status
1	A sprayed directly material used in car bumper	200810051570.8	December 10, 2008	Approved

2	Supercritical fluid rapid diffusion synthesis of nano calcium carbonate enhanced microcrystalline polypropylene composites	200910073402.3	December 11, 2009	Approved

3	A method for automotive interior low odor, low VOC, high performance polypropylene composites	201010258937.0	August 20, 2010	Approved

4	A high heat-resistant PC / ASA alloy material and its preparation method	201010508149.2	October 15, 2010	Approved

5	A rapid detection method of the tensile property of modified PP used in auto specially by non-standard situation	201110094454.6	April 15, 2011	Approved

6	A molding method suitable PEEK	201010173663.5	May 17, 2010	Pending

7	A method for automotive interior matte, anti-scratch modified polypropylene composites	201010230064.2	July 19, 2010	Pending

8	A high notched impact PA / ASA alloy material and its preparation method	201010230061.9	July 19, 2010	Pending

9	A lower mold shrinkage ratio method of calcium carbonate / polypropylene nano-composites	201010230088.8	July 19, 2010	Pending

10	Nano-ZnO filled with modified PEEK film and its preparation method	201010258955.9	August 20, 2010	Pending

11	A high impact and high flow PC / ASA alloy material and its preparation method	201010258950.6	August 20, 2010	Pending

12	A preparation method of SiO2/CaCO3 nano-composite particles modified polypropylene	201010282042.0	September 15, 2010	Pending

13	An anti-aging, anti-yellowing, low odor polypropylene composite material and its preparation method	201010508177.4	October 15, 2010	Pending

14	An alloy material of high-impact, high-brightness ASA	201010543439.0	November 15, 2010	Pending

15	A preparation method of polymer composites with high toughness	201110035736.9	February 11, 2011	Pending

16	A preparation method of polylactic acid used in auto dashboard	201110035716.1	February 11, 2011	Pending

17	A preparation method of the thermoplastic elastomers PP with high mobility and high resistance of deformation	201110035725.0	February 11, 2011	Pending

18	A preparation process of high weathering colour ASA resin	201110347336.1	February 11, 2011	Pending

19	A special material of cooling grille with high heat resistance and high weather resistance	201110094466.9	April 15, 2011	Pending

20	A preparation process of centralized control method used in plastic production line	201110122566.8	May 12, 2011	Pending

21	A preparation process of ABS alloy with high impact performance and high heat resistance	201110122586.5	May 12, 2011	Pending

22	A rapid detection method of the impact property of modified plastics used in automobile specially	201110158528.8	June 14, 2011	Pending

23	A preparation process of the premixed screening system	201110158488.7	June 14, 2011	Pending

24	A preparation method of high heat-resistant and high rigid PLA composite material reinforced by fully biodegradable natural fiber	201110158512.7	June 14, 2011	Pending

25	A preparation method of easily dispersed and easily processing polyprolene composite material	201110158511.2	June 14, 2011	Pending

26	A high-powered aircraft tail composite material and its preparation process	201110196209.6	July 13, 2011	Pending

27	A high impact PA6 composite material with core-shell toughening and its preparation method	201110196226.X	July 13, 2011	Pending

28	A preparation method of polypropylene resin foam particles with supercritical CO2 act	201110230302.4	August 12, 2011	Pending

29	A preparation method of the plastic production line with high performance and high homogeneity	201110233488.9	August 16, 2011	Pending

30	A high toughness, low warpage and high-mobility PET/PBT/PC alloy reinforced by glass fiber and its preparation method	201110235189.9	August 17, 2011	Pending

31	A high impact and high heat-resistant flame retardant ABS composite material reinforced by glass fiber and its preparation process	201110268625.2	September 13, 2011	Pending

32	A preparation method of polylactic acid used composite material modified by hydroxyapatite with supercritical water act	201110268687.3	September 13, 2011	Pending

33	A high heat-resistant and high wear-resistant PEEX composite material and its preparation process	201110347338.0	November 7, 2011	Pending

34	A high toughness, low warpage and low mold temperature PET/PA6 alloy reinforced by glass fiber and preparation method	201110347339.5	November 7, 2011	Pending

35	A polypropylene composite material used in battery tank of new source of energy automobile and its preparation method	201110347320.0	November 7, 2011	Pending

36	A preparation method of glass fiber reinforced polyether ether ketone with high strength and high heat resistance	201110399890.4	December 6, 2011	Pending

37	A high toughness of polycarbonate blends material and its preparation method	201110319832.6	December 20, 2011	Pending

38	A high-strength carbon fiber reinforced polyetherether ketone composite material and its preparation method	201210114931.5	April 20, 2012	Pending

39	A high-impact, green flame retardant PC / ABS alloy material and its preparation process	201210122281.9	April 25, 2012	Pending

40	A preparation method for heat-resistant and easy processing of natural fiber reinforced polylactic acid composites	201210147444.9	May 14, 2012	Pending

41	High performance halogen-free flame-retardant PC / ABS composite material and its preparation method	201210201826.5	June 19, 2012	Pending

42	A high temperature conductive PPO/PA6 alloy material and its preparation method	201210241856.9	July 13, 2012	Pending

43	High-performance, green flame retardant reinforced PA66 composites technology	201210260160.0	July 26, 2012	Pending

44	An antistatic LSOH flame retardant PC / ABS alloy material and its preparation method	201210296750.9	August 20, 2012	Pending

45	A preparation method of high encapsulation efficiency and stable release polylactic lysozyme drug microsphere	201210295154.9	August 20, 2012	Pending

46	A supercritical carbon dioxide reactor pressure method for preparing polypropylene foamed material	201210298694.2	August 22, 2012	Pending

47	An antimicrobial, dust suppression, halogen-free flame retardant ABS and its preparation process	201210305824.0	August 27, 2012	Pending

48	A free primer and sprayed directly on the bumper composites	201210306240.5	August 27, 2012	Pending

49	An extrusion grade sisal fiber reinforced polypropylene composite material and its preparation process	201210357867.3	September 25, 2012	Pending

50	A preparation methods of ultra-hydrophobic microporous polymer film	201210358122.9	September 25, 2012	Pending

51	A long glass fiber reinforced polypropylene material and its preparation method	201210362626.8	September 26, 2012	Pending

52	A flame-retardant glass fiber reinforced PA66 and its preparation method	201210370558.X	September 29, 2012	Pending

53	A modified Kevlar fiber reinforced PA66 material and its preparation method	201210369747.5	September 29, 2012	Pending

54	The chest protected belts	201220526299.0	October 15, 2012	Pending

55	A high toughness wear-resistant fiberglass /PA6 composites for rail transit fasteners	201210396122.8	October 18, 2012	Pending

56	A non-asbestos and non-metal materials brake pads composite material and its preparation method	201210395921.3	October 18, 2012	Pending

57	A high impact, high heat-resistant PC / PBT alloy material and its preparation process	201210403095.2	October 22, 2012	Pending

58	A wear-resistant, anti-static, flame retardant ultra-high molecular weight polyethylene composite material	201210402814.9	October 22, 2012	Pending

59	A glass fiber reinforced poly (ethylene terephthalate) / polycarbonate alloy	201210403197.4	October 22, 2012	Pending

60	A production method of antimicrobial, hydrophilic polypropylene particle	201210411680.7	October 25, 2012	Pending

61	Graphene / polymer conductive composites	201210411231.2	October 25, 2012	Pending

62	A continuous aramid fiber reinforced POM materials and preparation methods	201210411967.X	October 25, 2012	Pending

63	A glass fiber, SiO2 enhanced toughening polyphenylene sulfide material and its preparation method	201210439116.6	November 7, 2012	Pending

64	An alcohol solution PA66 material special for intake manifold and its preparation method	201210442251.6	November 8, 2012	Pending

65	An environmentally friendly self- aromatic polypropylene material and its preparation process	201210457403.X	November 15, 2012	Pending

66	A multilayer hot pressing method for preparing hydroxyapatite / polylactide composite	201210474211.X	November 21, 2012	Pending

67	A mechanical strength polypropylene power lithium battery separator and its preparation method	201210472283.0	November 21, 2012	Pending

68	An ramie fiber reinforced polypropylene composite material and its preparation process	201310185514.4	May 20, 2013	Pending

69	An environmentally friendly foam polypropylene material and preparation method	201310185228.8	May 20, 2013	Pending

70	Preparation of a glass fiber reinforced nylon 66 / nylon 6 Composites	201310185041.8	May 20, 2013	Pending

71	A high mobility of polyvinyl alcohol / lignin WPC	201310203047.3	May 28, 2013	Pending

72	A polypropylene self-luminous material and preparation method	201310250047.9	June 24, 2013	Pending

73	A low-cost method for preparing hydrophobic material of polypropylene	201310250185.7	June 24, 2013	Pending

74	Preparing a polyamide material reinforced with continuous glass fibers	201310250967.0	June 24, 2013	Pending

75	One kind of resistance to warpage reinforced polyamide 6 material and preparation method	201310250426.8	June 24, 2013	Pending

76	One kind of aramid pulp-reinforced PA66 composite material and preparation method	201310367404.X	August 22, 2013	Pending

77	A PPO/PA6 alloy material applied to electrostatic spraying and its preparation method	201310367459.0	August 22, 2013	Pending

78	A preparation method of reinforced, flame-retardant ABS material	201310367420.9	August 22, 2013	Pending

79	One kind of anti-alcohol solution, low warpage reinforced nylon66 composite material and preparation method	201310372282.3	August 24, 2013	Pending

80	Preparation of a high-performance fiber-reinforced polyphenylene sulfide composites	201310372289.5	August 24, 2013	Pending

81	A high-gloss, free paint, scratch-resistant alloy material and preparation method	201310372789.9	August 26, 2013	Pending

82	An anti-oxidation, high flow, flame retardant ABS and preparation process	201310413270.0	September 22, 2013	Pending

83	A preparation process of heat-stable flame retardant reinforced nylon composite material	201310413691.3	September 22, 2013	Pending

84	An antistatic, low smoke, flame retardant PC / ABS alloy materials and preparing process	201310414847.X	September 22, 2013	Pending

85	A no-spray, high durability, scratch-resistant, flame retardant ABS Preparation and Process	201310414024.7	September 24, 2013	Pending

86	A Preparation of applying to charging pile casing PC / ABS alloy compound	201310414007.3	September 24, 2013	Pending

87	An flax noil fiber reinforced polypropylene composite material and its preparation process	201310413287.6	September 24, 2013	Pending

88	An environmentally friendly fire-retardant, high-performance EVA composite material and preparation method	201310467812.2	October 10, 2013	Pending

89	A free spray paint bumper with modified material and preparation method	201310468057.X	October 10, 2013	Pending

90	A method for preparing low temperature resistance, scratch-resistant zipper jacket compound for cars	201310468076.2	October 10, 2013	Pending

91	Preparation method of impact-resistant strain of modified polylactic acid material	201310468059.9	October 10, 2013	Pending

92	A MARINE with wear-resistant ultra high molecular weight polyethylene composites	201310468060.1	October 10, 2013	Pending

93	A method for preparing an enhanced flame retardant rigid polyurethane composites	201310467797.1	October 10, 2013	Pending

94	A direct line of long glass fiber reinforced thermoplastic composite material and its preparation method	201010471859.6	October 12, 2013	Pending

95	A highly weather-resistant polypropylene self-luminous material and preparation method	201310555483.7	November 12, 2013	Pending

96	Preparation of a high strength of continuous glass fiber reinforced nylon 6 material	201310555451.7	November 12, 2013	Pending

97	Preparation of an aircraft engine surrounding high temperature polyimide composites	201310555389.1	November 12, 2013	Pending

98	A high resistance temperature reinforced polyamide 6 material and preparation method	201310556569.1	November 12, 2013	Pending

99	A toughening wear-resistant alloy material and preparation method	201310556261.7	November 12, 2013	Pending

100	A silicone toughening polyphenylene sulfide material and its preparation method	201310560625.9	November 13, 2013	Pending

101	Method for preparing porous polymer composite superhydrophobic films	201310559589.4	November 13, 2013	Pending

102	An alloy NiMoB modified talc enhanced Bumper material and its preparation method	201310559588.X	November 13, 2013	Pending

103	One kind of aramid fiber / polyimide composite material and preparation method	201310559294.7	November 13, 2013	Pending

104	A polypropylene foam material and preparation method	201310559024.6	November 13, 2013	Pending

105	A high-gloss, avoid spraying PTT / PMMA rearview mirror Compound and its production process	201310652729.2	December 6, 2013	Pending

106	A high toughness, wear-resistant rail fasteners with glass / nylon 6 Composites	201310646768.1	December 6, 2013	Pending

107	A keyboard and mouse with anti-bacterial perspiration modified plastics and its preparation method	201310676101.6	December 13, 2013	Pending

108	A high-strength lightweight hollow glass microspheres toughening PP material and preparation method	201310721731.0	December 25, 2013	Pending

109	a method for producing a heatproof polyimide composite used for aircraft engine periphery	201410144739.X	April 12, 2014	Pending

110	Preparation method of a special fiber reinforced skis	201410144740.2	April 12, 2014	Pending

111	The preparation method of a kind of special fiber cable oil and gas exploration	201410146070.8	April 29, 2014	Pending

112	Preparation method of a glass fiber reinforced polylactic acid base composite material	201410145388.4	May 6, 2014	Pending

113	A 2D carbon fiber heating cloth	201410144738.5	May 7, 2014	Pending

114	A kind of thermoplastic carbon fiber prepreg and its preparation method.	201410145300.9	May 7, 2014	Pending

115	A method for preparing super toughened polylactic acid base composite material	201410145345.6	May 9, 2014	Pending

116	A thermosetting carbon fiber prepreg and its preparation method	201410205668.X	May 16, 2014	Pending

117	A high toughness flame retardant PLA/PC alloy	201410206092.9	May 16, 2014	Pending

118	Oil and gas exploration prepared by weaving method of special fiber cable	201410205870.2	May 16, 2014	Pending

119	A method for producing a heatproof polyimide composite	201410205669.4	May 16, 2014	Pending

120	Preparation method of PBO fiber reinforced skis	201410205670.7	May 16, 2014	Pending

121	The preparation method of a high-strength PEEK composites	201410262746.X	June 13, 2014	Pending

122	A high dimensional stability, excellent abrasion resistance PEEK valve composite	201410262638.2	June 13, 2014	Pending

123	An advantage of specially coupling treated carbon fibers reinforced PEEK	201410262651.8	June 13, 2014	Pending

124	High thermal conductivity high heat resistance carbon fiber heating cloth	201410262691.2	June 13, 2014	Pending

125	Preparation of low temperature resistance special fiber reinforced skis	201410262850.9	June 14, 2014	Pending

126	A method for preparing high performance PEEK/long glass fiber composites	201410263606.4	June 16, 2014	Pending

127	The preparation method of a kind of long glass fiber reinforced polypropylene	201410264159.4	June 16, 2014	Pending

128	A preparation method of jute fiber reinforced polypropylene	201410326831.8	July 10, 2014	Pending

129	Preparation of one kind of ultra light and thin fiber reinforced skids	201410326799.3	July 10, 2014	Pending

130	A kind of high thermal conductive composite fiber cloth	201410326610.0	July 10, 2014	Pending

131	Preparation of a high tensile strength of PEEK composites	201410326616.8	July 10, 2014	Pending

132	Preparation of Carbon Fiber Reinforced PI Composite Material	201410326641.6	July 10, 2014	Pending

133	A method for producing a polyimide composite	201410326840.7	July 10, 2014	Pending

134	A toughening polylactic and acid and its preparation method	201410362495.2	July 29, 2014	Pending

135	The preparation method of large tow carbon fiber cable	201410363355.7	July 29, 2014	Pending

136	The preparation method of glass fiber reinforced polypropylene	201410365812.6	July 29, 2014	Pending

137	A preparation method of PEAK modified epoxyresin system/carbon fiber cable	201410413361.9	August 21, 2014	Pending

138	A preparation method of high transparent heat-proof polylactic acid based composite material	201410413616.1	August 21, 2014	Pending

139	A high-heat-resistant, excellent in abrasion resistance sheet composite PEEK valve	201410413379.9	August 21, 2014	Pending

140	The preparation of a high-strength ,high-temperature polyimide composites	201410413832.6	August 21, 2014	Pending

141	Toughened prepreg of carbon fiber and its preparation method	201410418312.4	August 25, 2014	Pending

142	A preparation method of polylactic acid/starch composite foams	201410489544.9	September 22, 2014	Pending

143	Preparation of PI composite material by coupling agent treated glass fiber	201410481809.0	September 22, 2014	Pending

144	New type of composite carbon fiber heating cloth	201410481306.3	September 24, 2014	Pending

145	A preparation of antibacterial polylactic acid fiber	201410691901.X	November 27, 2014	Pending

146	A preparation method of high toughness biodegradable polylactic acid foam plastics	201410691587.5	November 27, 2014	Pending

147	A preparation method of polyimide composite material	201410691532.4	November 27, 2014	Pending

148	A kind of biodegradable polymer-docetaxel bonding medicine and its preparation method	201410690529.0	November 27, 2014	Pending

149	A kind of 3D printing poly lactic acid/leather powder composite materials and its preparation method	201410690528.6	November 27, 2014	Pending

150	A method of preparing high toughness PLA composites	201410697801.8	November 28, 2014	Pending

151	A kind of twin screw reactive extrusion method ring opening polymerization preparation of PLA	201410697838.0	November 28, 2014	Pending

152	A method of preparing high strength PLA composites	201410697790.3	November 28, 2014	Pending

153	A modification of PLA material and its preparation method	201410697822.X	November 28, 2014	Pending

154	A kind of polylactic acid preparation method of lactide ring-opening polymerization	201410697015.8	November 28, 2014	Pending

155	A carbon fiber-reinforced thermoplastic polyimide composites	201410703816.0	November 30, 2014	Pending

156	A surface treatment of carbon fiber reinforced thermoplastic polyimide composites	201410703815.6	November 30, 2014	Pending

157	A kind of organic molecule catalytic method for preparation of poly lactic acid	201410703493.5	November 30, 2014	Pending

158	A preparation method of the high toughness ABS/PLA-based alloys	201410704588.9	December 4, 2014	Pending

159	A preparation method of the natural fiber/polylactic acid-based composite materials	201410704612.9	December 4, 2014	Pending

160	A preparation method of the high toughness, high mobility PLA/PP Alloy	201410704664.6	December 4, 2014	Pending

161	Method for increasing the compatibility of PPS/PEEK composite materials	201410730258.7	December 5, 2014	Pending

162	Foamed PP and graphite fiber composites preparation methods of enhancement of skis	201410729634.0	December 5, 2014	Pending

163	An PEEK/BaSO4 composite material and its preparation method	201410730260.4	December 5, 2014	Pending

164	High mobility TLCP/PES/PEEK composite material and its preparation method	201410729614.3	December 5, 2014	Pending

165	A method of preparation of carbon fiber prepreg reinforced skis	201410729635.5	December 5, 2014	Pending

166	Boron fiber reinforced polyimide	201410730235.6	December 5, 2014	Pending

167	Method for preparing thermoplastic polyimide composites	201410730324.0	December 5, 2014	Pending

168	Nanoparticles/CF hybrid reinforced PEEK composite material and its preparation method	201410729719.9	December 5, 2014	Pending

169	Method for preparing high toughness of polycarbonate/polylactic acid-based alloys	201410733882.2	December 8, 2014	Pending

170	An automobile air conditioner drive gear with the modified materials and the method	201410733905.X	December 8, 2014	Pending

171	A compressor valve plate with a modified material and the method	201410733902.6	December 8, 2014	Pending

172	A preparation method of polylactic acid film	201410746939.2	December 10, 2014	Pending

173	A method of processing aids (ACR) improved PVC materials	201410746804.6	December 10, 2014	Pending

174	A high-retardant polyvinyl alcohol/Wood Flour Composites biomass	201410746938.8	December 10, 2014	Pending

175	A kind of microfluids device prepared by the technology of 3D-printing	201410747264.3	December 10, 2014	Pending

176	A modified high-performance carbon fiber composite materials	201410747395.1	December 10, 2014	Pending

177	A high strength, high modulus of PEEK composite material and preparation method	201410747376.9	December 10, 2014	Pending

178	The use of core-shell particles toughening PC and PBT resin	201410747406.6	December 10, 2014	Pending

179	A process for producing acrylic polyurethane high-solids coatings	201410747079.4	December 10, 2014	Pending

180	A preparation method of chemical vapor deposition method graphene films	201410747180.X	December 10, 2014	Pending

181	A preparation method of impact-resistant strain of modified polylactic acid materials	201410747377.3	December 10, 2014	Pending

182	A preparation method of low warpage ABS special 3D printing materials	201410746979.7	December 10, 2014	Pending

183	A process for producing fiber reinforced PA6 dedicated 3D printing materials processing using a special method	201410747082.6	December 10, 2014	Pending

184	Preparation of an enhanced flame retardant polyurethane composites	201410747055.9	December 10, 2014	Pending

185	A highly heat-resistant polylactic acid/Wood Flour Composites	201410747097.2	December 10, 2014	Pending

186	One kind of thermal evaporation method graphene Gec	201410746877.5	December 10, 2014	Pending

187	A high-mobility PVA/wood flour composite biomass	201410747054.4	December 10, 2014	Pending

188	An advantage of specially prepared by coupling treatment SiO2 reinforced PEEK	201410747062.9	December 10, 2014	Pending

189	Glass fiber modified wearable Polyimide	201410747053.X	December 10, 2014	Pending

190	Sensor with high-performance fiber-reinforced PPS composites	201410747061.4	December 10, 2014	Pending

191	A ternary no return toughening copolymer of polylactic acid composite material and its preparation method	201410747386.2	December 10, 2014	Pending

192	A preparation method of PEEK composite material	201410746978.2	December 10, 2014	Pending

193	A preparation method of high performance PEEK/carbon fiber composite material	201410747379.2	December 10, 2014	Pending

Trademark

We own the trademarks for our graphic logo and Chinese characters of "Xinda", which we use in packaging our products and marketing.

Certification Process

To meet the requirements of an automobile manufacturer, products used as component parts must pass a rigorous certification process by the manufacturer's technological quality assurance department before they can be approved for and used in production. The certification process consists of three stages.

First, the automobile manufacturer reviews the manufacturer of modified plastics.  The examination involves assessment of the operation history of the modified plastics manufacturer, their experience in providing component services, the specialization of their factory equipment, their research and development capacity and quality assurance systems. The manufacturer's operations need to meet the requirements of the automobile manufacturer. Once the initial review is passed, the modified plastics manufacturer will obtain a qualification as an automobile component manufacturer. This initial stage takes approximately sixteen to twenty two months to complete.

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

We believe that the necessity, rigorousness, complexity and duration of the certification process make it difficult for outside competitors to enter the field in a short period of time. We have 321 certifications from automobile manufacturers as of December 31, 2014, which we believe is currently one of the largest portfolios of product certifications in the Chinese automobile modified plastics industry.

Sales and Marketing

Currently, our sales network focuses on the northeastern, northern, eastern and southwestern regions of China. We primarily sell to end customers through our approved distributors.  To a less extent, we also sell directly to end customers.  A typical customer development cycle starts when our R&D staff develops customized products for new end customers and obtains product certifications. These end customers are usually major automobile parts manufacturers who can only source from suppliers like China XD with product certifications granted by major automobile manufacturers. After we established relationships with these end customers and began to have large volume of transactions with them, we assign end customers to our approved distributors according to our internal policies. We also acquired end customers with our existing certifications from time to time. In 2014, approximately 86.6% of our sales were generated from approved distributors.

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

We have been actively extending our distribution network to 9 distributors in 2014 and we believe we have good relationships with our distributors.  We believe that we have been able to secure and maintain strong relationships with end customers due to our existing certifications, advanced technologies and high product quality, which establish a higher barrier to entry for others. Most of the end customer relationships will be developed through our own R&D and sales force and maintained by our R&D and sales professionals and our distributors.  According to our distribution contracts, our distributors are prohibited from selling our competitors' products and required to use the product certificate, brand name and package standards set by us during the distribution period. After the expiration of the distribution contracts in absence of renewal, we retain the customer relationships with end customers.

While the pricing volatility of our raw materials is a primary cause of cost variations in our products, we are generally able to pass the cost of price changes in our raw materials to our customers, although there are timing delays of varying lengths depending upon volatility of raw material prices, the type of products, competitive conditions and individual customer arrangements.

We sell our products substantially through approved distributors in the PRC.  Our sales to our distributors are highly concentrated but have been gradually diversified in recent years. Sales to major distributors and direct customer, which individually exceeded 10% of our revenues, accounted for approximately 78.0%, 75.9% and 72.0% of our revenues for the years ended December 31, 2014, 2013 and 2012, respectively. We expect to reduce our distributor concentration over time, although revenues from these distributors are expected to continue to represent a substantial portion of our revenue in the future.

We have initiated our marketing efforts to develop new customers outside of China, in particular those in the Korean market. We have started offering certain high-end products, such as PA66 and long-chain PA12 manufactured from our Heilongjiang plants, directly to the Korean market since the second quarter of 2014. In addition, we started the construction of Dubai Composites plant in the second quarter of 2014 in Dubai, UAE, targeting on high-end products for the overseas markets, which will be completed in April 2015. We plan to serve customers in oversea markets from our Dubai Composites plant, including the existing one in the ROK.

Competition

The PRC automotive modified plastics industry is growing rapidly and highly fragmented with the top three domestic producers occupying less than approximately 24.9% of the market shares in 2013 according to Frost & Sullivan's report. According to Frost & Sullivan's report, in terms of sales volume and production capacity, we are one of the leading domestic specialized manufacturers of modified plastic for automobile parts in China, with a market share of approximately 11.6% in 2013 and 7.2% in 2012. In 2014, our sales volume of automotive plastics was approximately 341,520 MT. As of December 31, 2014, our annual production capacity of automotive plastics was 390,000 MT.

In 2014, the Company developed a customer from the Republic of Korea (the "ROK") by the sales of mainly higher-end polymer composite materials. Our competitors in ROK are mostly global brand name companies. Due to our high quality standard and competitive pricing, we are able to compete in and penetrate markets outside of China.

We installed 30 new product lines in December 2012, which are utilized primarily for the manufacture of higher value-added modified plastics products. The lines increased the Company's total production capacity by 135,000 MT to 390,000 MT per annum.

Currently, Xinda Group's primary Chinese competitor in the automobile industry is Guangzhou Kingfa Science & Technology Co., Ltd. ("Guangzhou Kingfa"). Guangzhou Kingfa entered the automotive modified plastics market in 2006 and its facilities had an annual manufacturing capacity of 375,000 MT for its modified plastics products used in the automobile industry at the end of 2012, according to the research report by Frost and Sullivan. Guangzhou Kingfa has the largest capacity expansion plans and was expected to expand to 1.06 million MT by 2015 according to Frost and Sullivan's report, but its utilization rate of production capacity is expected to be lower than that of China XD based on Frost & Sullivan's report. Guangzhou Kingfa has much larger financial resources than Xinda Group. However, we believe that it is less focused in automotive sector and currently holds fewer number of product certifications for automotive modified plastic to the automobile industry compared to Xinda Group. Another top domestic manufacturer of modified plastic is Shanghai Pret Composites Co., Ltd. ("Shanghai Pret"), which focuses on the production of automotive plastics.  It had an annual capacity and sales volume of 113,524 MT and 47,100 MT in 2013 and 2012, respectively, according to a report by Frost and Sullivan.

Historically, the Chinese auto market predominantly used modified plastics manufactured overseas or in factories controlled by foreign companies, such as manufacturers from Germany, the US, the Netherlands and Japan. Although China's automotive plastic market has been dominated by foreign or JV players, Chinese suppliers are continuing to gain market share. It is estimated that automotive plastics imported or manufactured by multinational and JV companies accounted for approximately 33.4% of the total China automotive plastic supply in 2013, decreased from 36.3% in 2009. JV manufacturers based in China in automotive plastics sector have been slow to invest and expand in China. Compared to non-domestic competitors including JV manufacturers, domestic manufacturers can benefit from the lower costs and geographical proximity in China. As local players continue to invest in research and development, enhance product quality and improve management skills, we believe that domestic production of automotive plastics will compete very favorably with the foreign competitors in terms of price, quality, services and delivery times and continue to replace imported plastics.

Our Competitive Strengths

We believe that the following competitive strengths continue to enable us to compete effectively in the automotive modified plastics market in the PRC:

●
Leading Market Position with High Barrier to Entry. We believe that we are one of the China's leading specialized manufacturers of modified plastic for automobile parts in terms of sales volume and production capacity, with a market share of approximately 11.6% in 2013. The PRC automotive modified plastics industry is growing rapidly and is highly fragmented with the top three domestic producers occupying less than approximately 24.9% of the market shares in 2013. In 2014, our sales volume of automotive plastics was approximately 341,520 MT, representing a growth of 0.6% compared to that in 2013 due to our capacity constraint. As of December 31, 2014, our annual production capacity of automotive plastics was 390,000 MT. We believe our leading market position allows us to successfully compete with other foreign and domestic modified plastic manufacturers in the market. Being one of the leading specialized manufacturers of automotive modified plastics in China, we believe we are well-positioned to not only grow with the increasing market demand but increase market share by replacing smaller and less efficient modified plastic manufacturer.

In addition, as a result of our consistent research and development efforts, we have 321 product certifications from major automotive manufacturers in the PRC as of December 31, 2014, which we believe is among the largest numbers of product certifications by any domestic player in China's automotive plastics industry. Strict certification requirements and long certification periods result in high barriers to entry. Our current or potential competitors are required to obtain relevant product certifications from automotive manufacturers in order to compete with us. Each certification normally takes over two years to complete, and as a result, automotive manufacturers are reluctant to replace suppliers like us who have already received necessary certifications and proven consistent product quality. We believe that having one of the largest portfolios of product certifications in China allows us to strengthen our competitive position.

●
Long-Term Relationships with Reputable End Users. Our senior management has been involved in the business of modified plastics since 1985. We benefit from the industry connections and experience of our senior management, which have enabled us to establish long-term customer relationships and strong industry recognition. We are a qualified provider of high-quality automotive plastics, and have sold our products through plastic auto part manufacturers to many leading automotive manufacturers in China. Currently, our modified plastics are utilized in more than 27 automobile brands and over 80 automobile models manufactured in China, including Audi, Volkswagen, BMW, GM, Mazda, Toyota, Cherry, and Geely. We believe that our brand and our products are well recognized and respected in China's automotive modified plastics market.

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

●
Strong Customer-Oriented R&D Capabilities. The modified plastics industry is characterized by rapid development and increasing demand for high quality products. We have strong R&D capabilities that allow us to have successfully passed OEM automakers' certification processes in the past and continually introduce new and high quality products to the market. Compared to international plastic supply models, which target larger scale applications of common plastics and involve less customization and specialization, we provide customer-oriented product development through our certification process.  By working closely with our customers, we are able to adjust our product features to better satisfy the specific needs of each customer. To achieve this, we have staffed our R&D team with 237 professionals, of whom 40 have Ph.D. and Master's degrees. On average, our R&D employees have worked with us for more than three years, and some key experts have more than 10 years of experience in our industry. We have also cooperated with a number of the leading technology centers in China. Besides providing specialized research and development skills, these relationships help us formulate cutting edge research programs aimed at developing new technologies and applications in plastics engineering.  We currently have 5 approved patents and 188 patent applications pending with the State Intellectual Property Office of the PRC, or SIPO.

●
Established Distribution Model.  Through 9 distributors across China, we have established distribution networks that cover northeast, north, southwest and east China, with a current focus on northeast China. We enter into distribution agreements with local distributors in areas where large automobile manufacturers are located.  By leveraging the proximity of our distributors to the automobile manufacturers, we can enhance our relationships with our customers. Through the established sales channels, we can quickly respond to local market demand, address customer needs, enhance our ability to provide superior technological support and after-sales services, and lower our marketing expenses.  At the same time, our distributors are responsible for the payments to us which is not contingent upon their cash collection from end customers. By actively managing our distribution network, we are also able to accelerate local market penetration and increase sales opportunities. For example, we entered the north China market in 2009 through a local distributor, one year earlier than we planned, and in 2013, we entered into the southwest China market. For the year ended December 31, 2014, northeast, north, east and southwest China account for approximately 36.3%, 16.8%, 31.5%, and 2.8% of our revenues, respectively.

●
Entry to Overseas Market. In 2014, the Company developed its prescence in the Korean market by selling primarily higher-end PA66 and (Long Chain) plastic alloy, US$140.1 million products to the Korean market, accounting for 12.6% of the total revenues for the year ended December 31, 2014.

●
Seasoned Management Team. Our senior management team and key personnel have extensive operating and industry experience. Mr. Han, our chief executive officer and president, founded our former affiliate Harbin Xinda Nylon Factory in 1985. With 30 years of industry experience, Mr. Han has in-depth knowledge and expertise in China's modified plastics industry. He currently serves as executive director of the China Plastics Processing Industry Association and as a member of the Standing Committee of the Heilongjiang Association of Industry and Commerce. Our chief executive officer, chief technology officer and chief operating officer have over 50 years combined experience in the modified plastics industry and we believe their extensive expertise and knowledge can well serve our customers.

Our Strategies

Our goal is to capitalize on China's modified plastics growth trend, with a specific focus on applications in the auto sector, and to eventually be the leading modified plastics manufacturer in China. We are committed to enhancing our sales and profitability and achieving our goals through the following strategies:

●
Continue to Increase Production Capacity.  Over the past five years, we have consistently increased production capacity to meet the rising demands of the automotive industry in the PRC. As of December 31, 2014, we have an installed annual production capacity of 390,000 MT, and we have been operating at near full capacity since 2007. With the expected strong growth in the automotive modified plastics market of China, we expect that we will continue to experience strong demand from our customers. Therefore, we intend to continue to strategically increase our production capacity to meet customer demands from both expanded geographical locations and future downstream sector growth. In 2013, we commenced to construct our fourth production base with 300,000 MT new material production capacity and the affiliated research and development center and training center in Nanchong City of Sichuan Province (the "Project"). We plan to complete the Project in about two years and our annual capacity is expected to reach approximately 690,000 MT by 2015 upon completion of the Project. The Company expects the Dubai facility to be completed by the second quarter of 2015 and the majority of Sichuan facility to be completed around the end of 2015 and early 2016.

●
Focus on R&D and Develop New Product Offerings.  We are currently utilizing our research and development capabilities to obtain further product certifications, develop new products, applications and technologies. Approximately 90% of our automotive plastics product certification applications are currently undergoing trial manufacturing periods to obtain the necessary certifications. In addition, we are developing new products for automotive applications to expand our product portfolio, including initiating R&D on modified plastic for use in electric vehicles. We are also developing specialty engineering plastics and bio-plastics for use in other applications, such as high-speed trains, vessel-propulsion systems, mining and oil-field equipment and aerospace equipment. We are the first non-State-Owned-Enterprise awarded National Level Enterprise Technology Center, in Heilongjiang Province. In addition, we have Post-PhD and Academy Member WorkStation in Heilongjiang Province enhancing our research and development capabilities.

●
Expand Customer Base Domestically and Internationally.  The automotive plastics market in the PRC is highly fragmented with significant barriers to entry. Although we had approximately 11.6% of the market share in 2013, our customer coverage was concentrated in the northeast regions of the PRC. We seek to steadily enhance our market share in northeast China, and also expand our reach to northern and eastern China. In addition, we have conducted sales in overseas markets and exported our products including non-auto sectors in 2014. We plan to implement such strategies through further expanding our distribution network by working with local distributors who have contacts and networks overseas and directly establishing strategic alliances with certain of our non-PRC customers. Although the entry barrier of some non-auto sectors might not generally be as high as that of the auto sector, our focus is to target high-value-added products by leveraging our technology, expertise and know-how accumulated in the auto sector over the course of our operational history.

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

●
Increase Efficiency by Corporate Restructuring. We completed our corporate restructuring plan at the end of 2014, with the aim of establishing a more efficient company group structure, as a result of which our subsidiaries are more easily accessible to our end customers and our operations are able to respond to the market changes in a more efficient manner.

Environmental Laws

The cost of compliance with Chinese environmental regulations currently is minimal. Most of the waste produced from our production process is water, which we circulate in our enclosed water treatment system.

Employees

China XD's operations are organized into several operational departments including manufacturing, R&D, management, finance, sales, purchasing and marketing and others. As of December 31, 2014, there were 1,293 employees, including 541 in manufacturing, 237 in R&D, 217 in management, 56 in finance, 69 in sales, purchasing and marketing and 173 in other departments.

Available Information

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and registration statements, and any amendments thereto, with the Securities and Exchange Commission (SEC). All such filings are available online through the SEC's website at http://www.sec.gov or on our corporate website at http://www.chinaxd.net. We make available free of charge, on or through our corporate website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. In addition, copies of the written charters for the committees of our board of directors and our Code of Business Conduct are also available on our website, and can be found under the Investor Relations-Corporate Governance links. You may read and copy any materials we file with the SEC at the Securities and Exchange Commission Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Our website address is intended to be an inactive textual reference only, and none of the information contained on our website is part of this report or is incorporated in this report by reference.

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

The global economic uncertainty could further impair the automotive industry thereby limiting demand for our products.

The continuation or intensification of the recent global economic uncertainty arising from the European debt crisis and economic slowdown in Asia may adversely impact our business and the businesses of our customers. Our specialized plastics are sold to automobile parts manufacturers and distributors. The recent global economic uncertainty harmed most industries and has been detrimental to the automotive industry. Since virtually all of our sales are made to auto industry participants, our sales and business operations are dependent on the financial health of the automotive industry and could suffer if our customers experience, or continue to experience, a downturn in their business. Presently, it is unclear whether and to what extent the economic stimulus measures facilitated by the European Union and other governments throughout the world will mitigate the effects of the crisis on the automotive industry and other industries that affect our business.

We concentrate our operations primarily in the automotive industry; therefore, a contraction in automotive sales and production could have a material adverse effect on our results of operations and liquidity.

We develop, manufacture, and distribute modified plastic, primarily for use in automobiles. Automotive sales and production are highly cyclical and depend, among other things, on general economic conditions and consumer spending and preferences (which can be affected by a number of issues including fuel costs and the availability of consumer financing). As the volume of automotive production fluctuates, the demand for our products also fluctuates. While the China automotive sales and production maintained growth momentum in 2013 and continued to grow in 2014, however, the growth rate was significantly down from previous years. A contraction in automotive sales and production could harm our results of operations and financial condition. Consequently, we are exposed to the risks of adverse developments affecting the auto industry to a greater extent than if our operations were dispersed over a variety of industries.

The withdrawal of preferential government policies and the tightening control over the Chinese automotive industry and automobile purchase restrictions imposed in certain major cities may limit market demand for our products.

In 2011, Chinese government terminated two preferential policies for its automotive industry: (1) vehicles with 1.6L or lower air displacement were given a 50% discount in purchase tax and (2) vehicles sold in rural area were given a government subsidy. Since 2011, in order to resolve the extreme traffic congestion, the Beijing government has been implementing the vehicle purchase quota policy, which limits the maximum vehicles sold in Beijing per month to 20,000. Other cities which have begun to show signs of traffic congestion have also begun to implement similar measures to control traffic congestion, including the limited automobile licenses policy implemented in Shanghai and Tianjin and the imposition of congestion charges in Shenzhen. The termination of two nation-wide preferential policies negatively affected consumer demand for new vehicles, and local restrictive measures over automobile purchases in major cities may result in slower growth or the reduction in the sale of vehicles nationwide although China's total new automobile sales to end-users in 2013 were up 13.9% percent compared to the slowest rate in 2012 according to China Passenger Vehicle Association. The national and local policies over the Chinese automotive industry may continue to impact market demand for automobiles in 2015 and eventually result in a reduction in our product sales.

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

A significant portion of our sales revenue historically has been derived from a limited number of distributors in China. Sales to major distributors and direct customer, which individually exceeded 10% of the Company's revenues is approximately 78.0% and 75.9% in 2014 and in 2013, respectively. Any significant reduction in demand for modified plastics by any of these major distributors, any decrease in demand of products by its customers or by our Korean customer could harm our sales and business operations, financial condition and results of operations.

We are dependent on a limited number of suppliers. While we have identified alternative sources for the materials and equipment we use, a temporary disruption in our ability to procure necessary materials and equipment could adversely impact our sales in future periods.

Materials constitute a substantial part of the cost of our products.  We seek to reduce the cost of raw materials by dealing with major suppliers. During the year ended December 31, 2014, we purchased approximately 88% of our raw materials from eight major suppliers. The Company purchased equipment from two suppliers, which accounted for 99.6% of the Company's equipment purchases for the year ended December 31, 2014. We believe the relationship with our suppliers is satisfactory and that alternative suppliers are available if relationships falter or existing suppliers should become unable to keep up with our requirements. However, there can be no assurance that our current or future suppliers will be able to meet our requirements on commercially reasonable terms or within scheduled delivery times. An interruption of our arrangements with suppliers could cause a delay in the production of our products for timely delivery to distributors and customers, which could result in a loss of sales in future periods.

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

The State Administration of Foreign Exchange, or "SAFE", has promulgated several regulations, including the Circular on Relevant Issues Relating to Domestic Resident's Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular No. 37, in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to any change of basic information (including change of such PRC citizens or residents, name and operation term), increases or decreases in investment amount, transfers or exchanges of shares, or mergers or divisions.  SAFE Circular 37 is issued to replace the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments via Overseas Special Purpose Vehicles, or SAFE Circular No. 75.

We have requested our shareholders and beneficial owners who are PRC residents to make the necessary applications and filings as required under these regulations and under any implementation rules or approval practices that may be established under these regulations. As of the date of this Annual Report on Form 10-K, Mr. Han, our Chief Executive Officer, has registered his beneficial ownerships in China XD and XD Engineering Plastics Company Limited ("XD Engineering Plastics") respectively with local SAFE in accordance with Circular No. 37. However, we cannot assure you that the rest of our shareholders and beneficial owners who are PRC individuals have timely updated their registrations with SAFE in accordance with SAFE regulations. The failure or inability of our PRC shareholders and beneficial owners make any required registrations may subject us to fines and legal sanctions, restrict our overseas or cross-border investment activities, limit our PRC subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, as a result of which our acquisition strategy and business operations and our ability to distribute profits to you could be materially and adversely affected.

On December 25, 2006, the People's Bank of China issued the Administration Measures of Foreign Exchange Matters for Individuals, which set forth the respective requirements for foreign exchange transactions by individuals (both PRC and non-PRC citizens) under the current account or the capital account, and the corresponding Implementing Rules were issued by SAFE on January 5, 2007, both of these regulations became effective on February 1, 2007. According to these regulations, all foreign exchange matters relating to employee stock holding plans, share option plans or similar plans of an overseas publicly-listed company in which PRC citizens will participate require approval from SAFE or its authorized branch.

In February 2012, SAFE promulgated the Notice on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly-Listed Company, or the New Stock Option Rules, which replaced and substituted the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. According to the New Stock Option Rules, if a PRC resident participates in any stock incentive plan of an overseas publicly-listed company, a qualified PRC domestic agent, which could be a PRC subsidiary of such overseas publicly-listed company or another qualified institution selected by such PRC subsidiary, among other things, must file on behalf of such participant an application with SAFE to conduct the SAFE registration with respect to such stock incentive plan and obtain approval for an annual allowance with respect to the purchase of foreign exchange in connection with the exercise or sale of stock options or stock such participant holds. Such participants must also retain an overseas entrusted institution to handle matters in connection with their exercise of stock options, the purchase and sale of corresponding stocks or interests and fund transfers. In addition, the qualified PRC domestic agent is required to amend the SAFE registration with respect to the stock incentive plan if there is any material change to the stock incentive plan, the qualified PRC domestic agent or the overseas entrusted institution or other material changes. Such participant's foreign exchange income received from the sale of stock and dividends distributed by the overseas publicly-listed company must be fully remitted into a specific domestic foreign currency account opened and managed by such qualified PRC domestic agent first, before distribution to such participants.

We are an offshore listed company and, as a result, any Chinese employee or foreign employee of our PRC subsidiaries, who resides in PRC more than one year consecutively, including without limitation, directors, supervisors and other senior management staffs of our PRC subsidiaries, who have been granted share options or shares under our existing share incentive plan, are subject to the New Stock Option Rules.  We completed the application with local SAFE in Heilongjiang on December 16, 2013, obtaining a registration in respect of our incentive share plan in accordance with the New Stock Option Rules. If our PRC subsidiaries or their qualified employees fail to comply with these regulations, including the New Stock Option Rules, they may be subject to fines or other legal sanctions imposed by SAFE or other Chinese government authorities. In that case, our ability to compensate our employees, directors, supervisors and other senior management staffs through equity compensations may be hindered and our business operations may be adversely affected.

Under the PRC EIT Law, we and/or Favor Sea BVI may be classified as a "resident enterprise" of the PRC. Such classification could result in tax consequences to us, our non-PRC resident shareholders and Favor Sea BVI.

On March 16, 2007, the National People's Congress approved and promulgated the PRC Enterprise Income Tax Law, or "EIT Law," which took effect on January 1, 2008. Under the EIT Law, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with "de facto management bodies" within China is considered a "resident enterprise," and subject to the uniform 25% enterprise income tax rate on global income. The implementing rules of the EIT Law define "de facto management bodies" as a managing body that in practice exercises "substantial and overall management and control over the production and operations, personnel, accounting, and properties" of the enterprise; however, due to the short history of the EIT Law and lack of applicable legal precedents, it remains unclear whether the PRC tax authorities would deem our managing body as being located within China, or whether we or our non-PRC subsidiaries would be deemed as resident enterprises of the PRC.

If the PRC tax authorities determine that we, Favor Sea Limited, a British Virgin Islands corporation ("Favor Sea BVI") and/or Xinda Holding (HK) Company Limited, a Hong Kong corporation ("Xinda HK"), are "resident enterprises" for PRC enterprise income tax purposes, a number of PRC tax consequences could follow.  We, Favor Sea BVI and/or Xinda HK may be subject to enterprise income tax at a rate of 25% on our, Favor Sea BVI's and/or Xinda HK's worldwide taxable income, as well as PRC enterprise income tax reporting obligations. However, under the EIT Law and its implementing rules, dividends paid between "qualified resident enterprises" are exempt from enterprise income tax. As a result, if we, Favor Sea BVI and Xinda HK are treated as PRC "qualified resident enterprises," all dividends paid from Xinda Group to Xinda HK, from Xinda HK to Favor Sea BVI and from Favor Sea BVI to us may be exempt from PRC tax. Otherwise, all dividends paid from Xinda Group to Xinda HK, from Xinda HK to Favor Sea BVI and from Favor Sea BVI to us may be subject to withholding tax under the EIT Law and its implementing rules.

On April 22, 2009, State Administration of Taxation ("SAT") enacted "Circular of the State Administration of Taxation on Issues Concerning the Identification of Chinese-Controlled Overseas Registered Enterprises as Resident Enterprises in Accordance With the Actual Standards of Organizational Management". On July 27, 2011, SAT enacted "Announcement of the State Administration of Taxation on Printing and Distributing the Administrative Measures for Income Tax on Chinese-controlled Resident Enterprises Incorporated Overseas (Trial Implementation)". Under those two rules, either the enterprises may request the PRC tax authorities to determine their "resident enterprises" identity or the tax authority may investigate and determine an enterprise's identity. The target enterprises under those two rules are foreign registered companies controlled by the PRC companies, however, the PRC tax authority may determine if a foreign registered company controlled by the PRC individual(s) is a "resident enterprise" or not by reference to those two rules.

Under the EIT Law and its implementation rules, dividends payable by a foreign-invested enterprise in China to its shareholders that are "non-resident enterprises" are subject to a 10% withholding tax, unless such shareholders' jurisdiction of incorporation has a tax treaty with China that provides for a preferential arrangement. Pursuant to the Notice of the SAT on Issuing the Table of Tax Rates on Dividends in Treatises, or Notice 112, which was issued on January 29, 2008, the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, or the Double Taxation Arrangement (Hong Kong), which became effective on December 8, 2006, such withholding tax may be lowered to 5% if the PRC enterprise is at least 25% directly held by a Hong Kong enterprise. In October 2009, the SAT further issued the Notice on How to Understand and Determine the "Beneficial Owners" in Tax Treaties, or Circular 601. According to Circular 601, non-resident enterprises that cannot provide valid supporting documents as "beneficial owners" may not be approved to enjoy tax treaty benefits, and "beneficial owners" refer to individuals, companies or other organizations which are normally engaged in substantive operations. These rules also set forth certain adverse factors on the recognition of a "beneficial owner." Specifically, they expressly exclude a "conduit company" that is usually established for the purposes of avoiding or reducing tax obligations or transferring or accumulating profits and not engaged in substantive operations such as manufacturing, sales or management, from being a "beneficial owner." As a result, if we are treated as PRC "non-resident enterprises" under the EIT Law, then dividends from Xinda Group (assuming such dividends were considered sourced within the PRC) paid to us through Xinda HK may be subject to a reduced withholding tax at a rate of 5% if Xinda HK is determined to be Hong Kong tax residents and are considered to be "beneficial owners" that are generally engaged in substantive business activities and entitled to treaty benefits under the Double Taxation Arrangement (Hong Kong). Otherwise, we may not be able to enjoy the preferential withholding tax rate of 5% under the tax arrangement and therefore be subject to withholding tax at a rate of 10% with respect to dividends to be paid by Xinda Group (assuming such dividends were considered sourced within the PRC) to us through Xinda HK. Any such taxes on dividends could materially reduce the amount of dividends, if any, we could pay to our shareholders.

However, if we are deemed as a "resident enterprise," the new "resident enterprise" classification could result in a situation in which an up to 10% PRC tax is imposed on dividends we pay to our non-PRC shareholders that are not PRC tax "resident enterprises". In such event, we may be required to withhold an up to 10% PRC tax on any dividends paid to non-PRC resident enterprise shareholders. Our non-PRC resident enterprise shareholders also may be responsible for paying PRC tax at a rate of 10% on any gain realized from the sale or transfer of our ordinary shares in certain circumstances if such income is considered PRC-sourced income by relevant tax authorities. We would not, however, have an obligation to withhold PRC tax with respect to such gain.

On December 15, 2009, the State Administration of Taxation ("SAT") released the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises ("Circular 698") that reinforces the taxation of non-listed equity transfers by non-resident enterprises through overseas holding vehicles. Circular 698 is retroactively effective from January 1, 2008.  Circular 698 addresses indirect share transfer as well as other issues.  According to Circular 698, where a foreign (non-PRC resident) investor who indirectly holds shares in a PRC resident enterprise through a non-PRC offshore holding company indirectly transfers equity interests in a PRC resident enterprise by selling the shares of the offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of its residents is not taxable, the foreign investor is required to provide the PRC tax authority in charge of that PRC resident enterprise with certain relevant information within 30 days of the transfer. The tax authorities in charge will evaluate the offshore transaction for tax purposes. In the event that the tax authorities determine that such transfer is abusing forms of business organization lack of reasonable commercial purpose or for purpose of avoidance of PRC income tax liability, the PRC tax authorities will have the power to re-assess the nature of the equity transfer under the doctrine of substance over form. If the relevant tax authority's challenge of a transfer is successful, it may disregard the existence of the offshore holding company that is used for tax planning purposes and require seller to pay PRC tax on the capital gain from such transfer.  Circular 698 also points out that when a non-resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authorities have the power to make a reasonable adjustment on the taxable income of the transaction. Since Circular 698 has a short history, there is uncertainty as to its application. We (or a foreign investor) may become at risk of being taxed under Circular 698 and may be required to expend valuable resources to comply with Circular 698 or to establish that we (or such foreign investor) should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations (or such foreign investor's investment in us).

If any such PRC taxes apply, a non-PRC resident shareholder may be entitled to a reduced rate of PRC taxes under an applicable income tax treaty and/or a foreign tax credit against such shareholder's domestic income tax liability (subject to applicable conditions and limitations). Prospective investors should consult with their own tax advisors regarding the applicability of any such taxes, the effects of any applicable income tax treaties, and any available foreign tax credits.

PRC regulations relating to mergers and acquisitions of domestic enterprises by foreign investors may increase the administrative burden we face and create regulatory uncertainties.

On August 8, 2006, six PRC regulatory agencies, namely, the PRC Ministry of Commerce, or MOFCOM, the State Assets Supervision and Administration Commission, or SASAC, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, or CSRC, and SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006. The M&A Rule purports, among other things, (i) to require any PRC company, enterprise or individual that intends to merge or acquire its domestic affiliated company in the name of an overseas company which it lawfully established or controls, to apply for MOFCOM's examination on and approval for the proposed merger or acquisition; and (ii) to require SPVs, formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled directly or indirectly by PRC companies or individuals, to obtain the approval of CSRC prior to publicly listing their securities on an overseas stock exchange. However, there are substantial uncertainties regarding the interpretation, application and enforcement of these rules, and CSRC has yet to promulgate any written provisions or formally to declare or state whether the overseas listing of a PRC-related company structured similar to ours is subject to the approval of CSRC. As a result, we are not sure whether the M&A Rule would require us or our entities in China to obtain the approval from either MOFCOM or CSRC or any other regulatory agencies in connection with the transaction contemplated by the share transfer contracts which were entered into between Mr. Jie Han, Mr. Qingwei Ma and Xinda Holding (HK) Company Limited on June 26, 2008, the transaction contemplated in the Agreement and Plan of Merger entered into by and among NB Telecom, Favor Sea (BVI) and the shareholders of Favor Sea (BVI) on December 24, 2008 (detailed description of both of the two aforesaid transactions and relevant contracts can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on April 14, 2010) the adoption and performance of the option agreement dated May 16, 2008 between Ms. Piao and Mr. Han.

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

Pursuant to PRC laws and regulations, construction or expansion of a building or a production facility is subject to various permits and approvals from different government authorities. In connection with the construction of Xinda Group's factory and production facilities, which has already been completed and put into operation, we obtained a project approval from Administration Committee of Harbin Economic and Technological & High-tech Development Zone and an approval for the environmental impact assessment report on the construction project of Xinda Group in 2003. However, certain other necessary permits relating to the construction and operation of Xinda Group's factory and production facilities are outstanding. Failure to obtain all necessary approvals/permits may subject us to various penalties, such as fines or being required to vacate from the facilities where we currently operate our business.

Increased environmental regulation in China could increase our costs of operation.

Certain processes utilized in the production of modified plastics result in toxic by-products. To date, the Chinese government has imposed only limited regulation on the production of these by-products, and enforcement of the regulations has been sparse. Recently, however, there is a substantial increase in focus on the Chinese environment, which has inspired considerable new regulation. Because we plans to export plastics to the U.S. and Europe in coming years, we have developed certain safeguards in our manufacturing processes to assure compliance with the environmental protection standard ISO/TS16949 Quality Assurance Standard, the European Union's RoHS Standards and Germany's PAHs Standards. Furthermore, we are in the process of applying for the U.S.'s UL Safety Certification, ISO14001 Environmental Management System Certification and OHSAS18001 Occupational Health Management System Certification. This compliance regimen brings us into compliance with all Chinese environmental regulations. Additional regulation, however, could increase our cost of doing business, which would impair our profitability.

Our independent registered public accounting firm's audit documentation related to its audit reports included in our annual report may include audit documentation located in the Peoples' Republic of China. The Public Company Accounting Oversight Board currently cannot inspect audit documentation located in China and, as such, you may be deprived of the benefits of such inspection.

Our independent registered public accounting firm that issues the audit reports included in our annual reports filed with the U.S. Securities and Exchange Commission, as an auditor of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board ("PCAOB"), is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. However, workpapers located in China are not currently inspected by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities.

Inspections of certain other firms that are conducted by the PCAOB outside of China have identified deficiencies in those firms' audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. This lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating audit documentation located in China and its related quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections in China makes it more difficult to evaluate the effectiveness of our auditor's audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections.  Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory body in China. Accordingly, our public disclosures should be reviewed in light of the fact that no governmental agency located in China where substantially all of our operations and business are located has conducted any due diligence on our operations or reviewed or cleared any of our disclosures.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of the CSRC, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on the Company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.
The Chinese member firm of the KPMG network, of which our independent registered public accounting firm is also a member, may be temporarily suspended from practicing before the SEC if unable to continue to satisfy SEC investigation requests in the future. If a delay in completion of our audit process occurs as a result, we could be unable to timely file certain reports with the SEC, which may lead to the delisting of our stock.

We manufacture and sell our products primarily in the PRC. Certain of our independent registered public accounting firm's audit documentation related to their audit reports included in this Report may be located in China, and certain audit procedures take place within China's borders. The PCAOB is currently unable to conduct inspections in China or review audit documentation located within China without the approval of Chinese authorities. Like many U.S. companies with significant operations in China, our independent registered public accounting firm may rely on a Chinese member firm for assistance in completing the audit work associated with our operations in China.

On January 22, 2014, Judge Cameron Elliot, an SEC administrative law judge, issued an initial decision suspending the Chinese member firms of the "Big Four" accounting firms, among others, from practicing before the SEC for six months as a result of their failure to provide certain documents to the SEC because to do so would violate Chinese PRC laws. On February 12, 2014, the accounting firms filed an appeal with the SEC regarding the administrative law judge's decision. On February 6, 2015, the accounting firms agreed to pay $500,000 each to settle this yearlong dispute with the SEC, which allows them to avoid a temporary suspension of their right to audit U.S.-traded firms. As part of the settlement, the SEC censures the accounting firms, which eventually began providing the documents, and requires them to perform specific steps to satisfy SEC requests for similar materials over the next four years.
We cannot assure you, however, that the accounting firms, including the Chinese member firm of KPMG, will be able to continue to satisfy SEC investigation requests to its satisfaction in the future due to compliance with the PRC laws and regulations. A delay in completion of the audit process could delay the timely filing of our quarterly or Annual Reports with the SEC. A delinquency in our filings with the SEC may result in NASDAQ initiating delisting procedures, which could have a material and adverse effect on our results of operations and financial condition.

We may fail to develop and maintain an effective system of internal controls over financial reporting.  As a result, we may not be able to accurately report our financial results or prevent fraud and current and potential shareholders could lose confidence in the integrity of our financial reports, which could harm our business and the trading price of our common stock.

Prior to our listing on the US stock exchange, we were a private company with all business operations within China. Our accounting and reporting system was designed to satisfy local statutory requirements and internal management needs. Since we became a public company, our business has grown significantly over the years. Management concluded that our internal controls over financial reporting were ineffective as of December 31, 2014, due to one material weakness which relates to the lack of sufficient accounting and financial reporting personnel to formalize certain key controls over the financial reporting process and report financial information based on US GAAP and SEC reporting requirements.

Our management is committed to strengthening our internal controls and complying with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"). Since 2011, we have commenced a plan, pursuant to which (1) our accounting staff obtained external training of U.S. GAAP and SEC reporting by qualified entities, (2) we have hired two third-party SOX 404 compliance consultants to help us improve our internal control system, (3) we continue to seek senior qualified people with requisite expertise and knowledge to help improve our internal control procedures, (4) we have adopted internal policies and approval and supervision procedures governing financial reporting, (5) we have adopted procedures to evaluate and assess performance of directors, officers and employees of the Company, and (6) we continue to hold internal meetings, discussions and seminars periodically to review and improve our internal control procedures.

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

As of December 31, 2014, for U.S. federal income tax purposes, the Company has tax loss carryforwards of 374,721  and owes U.S. federal income taxes of US$1,213,183. There can be no assurance that the IRS will agree with this position, and therefore we ultimately could be held liable for U.S. federal income taxes, interest and penalties.

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

As of December 31, 2014, Xinda Group operated three separate factories located at 9 Qinling Road (the "Qinling Road Factory"), 9 North Dalian Road (the "Dalian Road Factory") and 9 Jiangnan First Road (the "Jiangnan Road Factory"), respectively.  The Xinda Group owns the titles to the land and premises of the Qinling Road Factory.  Xinda Group leases land and premises of the Dalian Road Factory from Xinda High-Tech. Xinda Group is in the process of acquiring the titles to the land and premises at Jiangnan Road Factory. The Company expects the title transfer to be completed by the end of third quarter of 2015. Xinda Group's leases will expire on December 31, 2018. If we are unable to renew our lease on acceptable terms in due course or acquire the titles to the land and premises at Jiannan Road Factory or if our lease is terminated by the lessor unilaterally for the Dalian Road Factory:

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

Our ability to sell our products at current profit margin is subject to a number of risks and uncertainties, which are beyond our control. For example, general slow-down in the Chinese or world economy may lessen the demand for our products, and we may be forced to sell our products at a lower price. See "Risks Relating to the PRC — Changes in political or economic policies of the PRC government and a slow-down in China's economy may have an adverse impact on our operations."

Particularly, we may not be able to pass through raw material cost increases to our customers on a timely basis and reflect such increases in the price of our products. We purchase various plastic resins, which are derived from petroleum or natural gas, to produce our modified plastics products. Cost of raw materials made up a vast majority of our cost of revenues in 2013 and 2014. The market prices of plastic resins may fluctuate due to changes in supply and demand conditions in that industry. Any shortage in supply of or significant increase in demand for plastic resins and additives may result in higher market prices and thereby increase our cost of revenues, and we may not be able to pass on increases in the prices of raw materials to our customers. Under the terms of our distributor agreements, we will only be able to increase the sales prices for our products if the cost of our raw materials increases by more than 5% on a cumulative basis. As a result, we may not be able to adjust our selling prices in a timely manner, and our inability to increase the selling prices of our products sold during the period in which the cumulative increases of the cost of our raw materials is less than 5% may reduce our profitability. Furthermore, other adverse developments such as increased competition may not allow us to pass through cost increases to our distributors at all. Any of the foregoing could have a material adverse effect on our margins, results of operations and financial condition. When expanding into new regions, we have taken and may continue to take marketing initiatives from time to time to offer sales incentives, including discounts, to increase market share. Such initiatives and measures have put and may continue to put pressure on our margins.

Our assets are primarily located in China. So any dividends or proceeds from liquidation are subject to the approval of the relevant Chinese government agencies.

Our assets are primarily located inside China. Under the laws governing FIEs in China, dividend distribution and liquidation are allowed but subject to respective administrative procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the Board of Directors and be subject to foreign exchange rules governing such repatriation. Any liquidation is subject to the decision of the highest authority of the company, the relevant government agency's approval and supervision (including but not limited to the local branch of MOFCOM), as well as the whole process of liquidation under PRC laws and regulations, including without limitation personnel resettlement, assets disposition, settlement of debts and creditor's rights as well as deregistration, which process could be very time-consuming and complex. Since the dividend distribution procedure is subject to foreign exchange rules governing such repatriation, risks may arise for our investors when Xinda Group pays dividend to us through Xinda HK. Furthermore, the liquidation procedure is a complex and time consuming procedures subject to government approvals, additional risks and costs may arise for our investors in the process.

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

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. Dollar. Under the 2005 policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an appreciation of the Renminbi against the U.S. dollar of approximately 25% from July 21, 2005 to December 31, 2014. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

We receive our revenues in Renminbi and US dollars. The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the China. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi are to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies.

The PRC government could also restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain expenses as they become due.

MSPEA Modified Plastics Holding Limited ("MSPEA") has significant influence over our affairs.

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

On February 5, 2014, the Company's wholly owned subsidiary, Favor Sea Limited (the "Note Issuer"), completed the sale of US$150 million in aggregate principal amount of 11.75% guaranteed senior notes due on February 4, 2019 (the "Notes").  The Notes are guaranteed on a senior basis by the Company (the "Parent Guarantor") and Xinda Holding (HK) Company Limited, a subsidiary wholly owned by the Note Issuer (the "Subsidiary Guarantor") and secured by a pledge of the shares of the Note Issuer and the Subsidiary Guarantor. Events of default under the Notes include a breach by the Parent Guarantor or the Subsidiary Guarantor of certain provisions of the Notes and the indenture in connection with the issuance of the Notes, the commencement by the Company or any of its subsidiaries of any bankruptcy, insolvency, reorganization or the like, or the appointment of a custodian, receiver, liquidator, assignee, trustee or other similar officials of the Company or any of its subsidiaries for the winding up or liquidation of its affairs. Should any such event occur, the holders of the Notes may be entitled to repayment in full of such indebtedness, which we may be unable to repay and would need to seek a waiver from such holders, which they may be unwilling to provide. As a result, if we have insufficient cash available or do not have access to additional third-party financings on commercially reasonable terms or at all to repay the Notes, we may be required to liquidate assets to fund such repayment, which could have a material adverse effect on our business, financial condition and results of operations.

Upon the occurrence of certain events, we may be required to redeem all or a portion of the Series D Preferred Stock.

On January 27, 2014, the Company adopted and filed the Amended and Restated Certificate of Designation of Series D Preferred Stock (the "Restated Certificate of Designation") with the Secretary of State of the State of Nevada, pursuant to which, the maturity date of the Series D Preferred Stock is extended to February 4, 2019, and, the performance target for the year ended December 31, 2013 the failure to meet which target could trigger the mandatory redemption of the Series D Preferred Stock, has been removed.

As of December 31, 2013, the Company concluded that it has met the actual profit targets under the Restated Certificate of Designation that could otherwise trigger mandatory redemption. The remaining trigger events pursuant to the terms of the Restated Certificate of Designation for such mandatory redemption include:

(i) a breach by the Company, XD Engineering Plastics Company Limited ("XD Engineering Plastics"), or Mr. Han of certain provisions of the financing documents in connection with the issuance and sale of the Series D Preferred Stock, if such breach would constitute a material adverse effect on the Company and its subsidiaries taken as a whole or which materially diminishes the value of the Series D Preferred Stock,

(ii) the commencement by the Company or any of its subsidiaries of any bankruptcy, insolvency, reorganization or the like, or

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Physical Plant and Production

Our executive offices and production facilities are located in the Harbin Development Zone in the City of Harbin, which is the provincial capital of Heilongjiang Province in northeast China. Our owned facility has a total usable area of 7,359 square meters (79,212 square feet). The facility includes six buildings with one office building attached by one workshop, one storage room, one transformer station, and two guard rooms. All the Company's properties are insured by China Pacific Property Insurances Co., Ltd.

The land on which our owned facility is located measures 14,715 square meters (158,391 square feet). The land use right was issued to Xinda Group by the City of Harbin and will expire in 2053. We also have a long-term lease of the production facilities with Harbin Xinda High-Tech Co., Ltd ("Xinda High-Tech"). The land on which our leased facility is located measures 16,537 square meters (178,009 square feet). The facility we rent includes three buildings with two office buildings attached by one workshop respectively and one guard room.

On May 9, 2011, Harbin Xinda, a subsidiary of China XD, entered into a purchase agreement with Harbin Shengtong Engineering Plastics Co. Ltd. ("Harbin Shengtong") as amended on June 1, 2011. The legal representative of Harbin Shengtong is a former employee of Harbin Xinda. Pursuant to the purchase agreement, Harbin Xinda will purchase from Harbin Shengtong land use rights and a plant consisting of five workshops, a building and certain ancillary facilities (the "Project"), in exchange for a total consideration of RMB435.8 million (approximately US$70.2 million) in cash. Harbin Shengtong is responsible to complete the construction of the plant and workshops according to Harbin Xinda's specifications. Once the Project is fully completed and accepted by Harbin Xinda, Harbin Shengtong shall transfer titles of the Project to Harbin Xinda. During the year ended December 31, 2011, the Company paid Harbin Shengtong a cash deposit of RMB118.9 million (equivalent to US$19.2 million). In December 2011, two workshops were completed and subsequently placed into service by the Company. Accordingly, the cost of these two workshops of approximately RMB59.5 million (equivalent to US$9.6 million) was recorded in workshops and buildings as of December 31, 2011. The allocable cost of the land use right related to the two workshops of approximately RMB24.1 million (equivalent to US$3.9 million) was recorded in land use rights in the Company's balance sheet as of December 31, 2011. In December 2012, the remaining three workshops were completed and placed into service by the Company. Accordingly, the cost of these three workshops of approximately RMB138.7 million (equivalent to US$22.4 million) was recorded in workshops and buildings as of December 31, 2012. The allocable cost of the land use right related to the two workshops of approximately RMB40.5 million (equivalent to US$6.5 million) was recorded in land use rights in the Company's balance sheet as of December 31, 2012. During the year ended December 31, 2013, the main building was completed.  The allocable cost of the land use right of approximately RMB11.2 million (equivalent to US$1.8 million) and approximately RMB111.8 million (equivalent to US$18.0 million) related to the main building were recorded respectively in the Company's balance sheet as of December 31, 2013. During the year ended December 31, 2014, the Project was completed. The total cost for the Project was RMB501.5 million (equivalent to US$80.8 million) . The Company paid Harbin Shengtong in cash of RMB349.7 million (equivalent to US$56.4 million) in 2014. The unpaid RMB32.9 million (equivalent to US$5.3 million) represents the guarantee deposit of the project. The titles of the five workshops are expected to transfer to the Company in 2015.

As of December 31, 2014, we had approximately 390,000 metric tons of production capacity across 83 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems, including the three additional workshops with 30 production lines completed the trial-run in December of 2012 and further expanded our annual capacity potential by approximately 135,000 metric tons and support our future growth in 2013. In December 2013, we broke ground on the construction of our fourth production base in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total installed production capacity to 690,000 metric tons with additional 70 new production lines at the completion of the construction of our fourth production base. In addition, during the three months ended June 30, 2014, we started the construction of Dubai Composites plant in Dubai, UAE, with additional 4,000 metric tons targeting on high-end products for the overseas markets, which will be completed in April 2015.

The process of manufacturing modified plastic consists of modifying a standard plastic (polypropylene, ABS, PA6, PA66, etc.) by adding various agents and additives that will alter the physical and/or functional characteristics of the plastic. Catalysts are added that facilitate the desired chemical reactions, all of which occurs in a specially designed equipment. The resulting plastics are then extracted from the equipment by an extraction technique that is proprietary to Xinda Group. Further processing may involve additional blending, extrusion, cooling and cutting, homogenizing and packing, as needed to meet the customer's requirements.

In addition to its unique extraction technology, Xinda Group has developed its own techniques and equipment for many of the steps in the production process. Among the aspects of production for which Xinda Group has proprietary technology are product formulae, a technique for combining extruder screws, and certain stuffing techniques. With these unique formulas and techniques, our products can satisfy clients' standard requirements at a lower cost than competitive products.

Our facilities have been certified under the following international qualifications criteria: ISO9001: 2000 quality management system certification and ISO/TS16949: 2002 international auto parts industry quality systems certification. The government of China has designated Xinda Group as a National Torch Project and a National Spark Plan Project, and has given Xinda Group the "Most Valuable High Tech in China" award. Xinda Group is an executive member of the Council of the Chinese Automobile Parts Association, a member of the Chinese Modified Plastics Professional Committee, a member of the Chinese Plastics Engineering Committee and Heilongjiang Province Post Doctoral Working Station.

ITEM 3.   LEGAL PROCEEDINGS
The Company and certain of its officers and directors have been named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Southern District of New York.  These actions, which allege violations of Section 10(b) and Section 20(a) of the United States securities laws, were filed on July 15, 2014 and July 16, 2014 and are captioned Yang v. Han, et al., No. 14-cv-5308 (GBD) and Tompkins v. China XD Plastics Company Ltd., et al., No. 14-cv-5359 (GBD), respectively.  On November 21, 2014, the Court consolidated the actions and appointed lead plaintiffs.  On February 17, 2015, the lead plaintiffs filed a Consolidated Class Action Complaint on behalf of a class of all persons other than the defendants who purchased the common stock of China XD Plastics Company Limited between March 25, 2014 and July 10, 2014, inclusive.  Specifically, the lead plaintiffs allege that the Company and two of its officers made false or misleading statements and/or omitted material facts in the Company's Form 10-K for the year ended December 31, 2013 and the Company's Form 10-Q for the first quarter ended March 31, 2014. They also assert that the individual defendants are liable because they allegedly controlled the Company during the time the allegedly false and misleading statements and omissions were made.  The lead plaintiffs seek damages in unspecified amounts.
Based on our initial review of the complaints, the management believes the lawsuits are without merit and intend to vigorously defend against them.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to November 27, 2009, our common stock was quoted on the OTC Bulletin Board ("OTCBB") under the symbol "CXDC". On November 27, 2009, we terminated our listing on OTCBB and listed our common stock on NASDAQ Global Market, also under the symbol "CXDC." The following table sets forth, for the indicated periods, the high and low sales prices for our common stock, as reported on NASDAQ.

	Common Stock
	High	Low
Fiscal Year Ending December 31, 2014
First Quarter	5.74	4.58
Second Quarter	12.70	5.37
Third Quarter	8.31	5.05
Fourth Quarter	6.46	5.15

Fiscal Year Ending December 31, 2013
First Quarter	4.33	3.95
Second Quarter	4.26	3.80
Third Quarter	4.41	4.05
Fourth Quarter	5.60	4.51

Number of Holders

As of March 10 2015, there were 443 record holders of our common stock.

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

Stockholder Return Performance Graph

The following Performance Graph and related information shall not be deemed "soliciting material" or deemed to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent that we specifically incorporate such information by reference into such filing.

The following graph compares the change in cumulative total stockholders' return on our common stock with (a) NASDAQ Composite Index and (b) Russell Small Cap Completeness Index, for each year from December 31, 2009 through December 31, 2014. The graph assumes an initial investment of $100 at the closing price on December 31, 2009 and assumes all dividends (if any) were reinvested. The figures for the chart and graph set forth below have been calculated based on the closing prices on the last trading day on the NASDAQ Global Market for each period indicated.

STOCK PERFORMANCE GRAPH*
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
March 2015
250.00
200.00
150.00
100.00
50.00
-
40,178.00
40,543.00
40,907.00
41,274.00
41,639.00
42,004.00
China XD Plastics (CXDC)
NASDAQ Composite Index (^IXIC)
Russell Small Cap Completeness Index (^RSCC)

Adjusted Closing Stock Price Cumulative Change
	12/31/2014	12/31/2013	12/31/2012	12/31/2011	12/31/2010	12/31/2009
China XD Plastics Co. Ltd.	$68	$66	$48	$67	$68	$100
Nasdaq Composite Index	$209	$184	$133	$115	$117	$100
Russell Small Cap Completeness Index	$214	$199	$144	$122	$127	$100

*$100 invested on 12/31/2009 in stock or index, including reinvestment of dividends. Data points are the last day of each fiscal year for the Company's common stock and December 31 of each year for indexes.

Sale of Unregistered Securities
The Company issued the Series A investor warrants to purchase a total of 1,320,696 shares of common stock at an exercise price of US$4.58 per share with a five-year term, in connection with the issuance of Series C preferred stock on December 1, 2009. The Company also issued Series A placement agent warrants to purchase a total of 117,261 shares of common stock at an exercise price of US$5.50 per share, with a five-year term to Rodman & Shaw, LLC ("Rodman"), the exclusive placement agent of the placement, as part of the placement fee.  On October 21, 2012, Rodman transferred the warrants specified in the foregoing sentence to OTA LLC. The exercise prices of the Series A investor warrants and the Series A placement agent warrants were adjusted to US$4.90 per share in connection with the common stock direct offering on October 4, 2010.
On April 3, 2014,130,435 Series A investor warrants were exercised for 130,435 shares of the common stocks of the Company for an aggregate exercise price of US$596,740 in cash. As set forth in the following table, such corresponding number of shares of Series A investor warrants were exercised by the following stockholders on those certain dates using cashless method for that number of shares of our common stock set forth opposite their respective names for the fiscal year ended December 31, 2014.
Following is a table for cashless exercise of 894,383 Series A investor warrants during the year ended December 31, 2014:
Date of Exercise	Name of Stockholder	Number of Series A Investor Warrants Exercised	Number of Shares of Common Stock Received Following Cashless Exercise
April 30, 2014	OTA LLC	100,870	38,201
June 11, 2014	OTA LLC	451,353	276,799
	Daybreak Special Situations Master Fund	17,391	10,859
	Capital Ventures International	130,435	81,443
	Empery Asset Master Ltd.	52,174	32,831
September 15, 2014	OTA LLC	36,078	11,512
December 2, 2014	OTA LLC	19,126	3,217
December 5, 2014	Hudson Bay Master Fund LTD	86,956	17,161
Total		894,383	472,023

For the fiscal year ended December 31, 2014, 1,024,828 shares of Series A investor warrants were exercised and the remaining Series A warrant shares were unexercised and expired on December 1, 2014. There were no warrants outstanding as of December 31, 2014.

ITEM 6.   SELECTED FINANCIAL DATA

The tables below set forth selected historical financial information of the Company that has been derived from the audited financial statements as of December 31, 2010, 2011, 2012, 2013 and 2014, and for the last five years in the period ended December 31, 2014. The selected historical financial data should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere in this Form 10-K.

(in millions, except number of shares and per share amounts).

	2014	2013	2012	2011	2010
Revenues	$1,110.6	$1,050.8	$599.8	$381.6	$249.8
Net income	$120.7	$133.8	$85.9	$60.5	$28.8
Earnings per share
- basic	$1.85	$2.08	$1.35	$1.17	$0.58
-diluted	$1.85	$2.08	$1.35	$1.16	$0.49
Shares used in computing earnings per share

-basic	48,833,434	47,794,028	47,549,275	47,280,468	43,822,914
-diluted	48,833,434	47,794,028	47,549,275	47,286,375	44,331,524
Total cash, cash equivalents, restricted cash and time deposits	296.5	390.5	148.7	146.6	22.7
Total Assets	1,299.7	1,075.9	611.6	360.6	159.4
Long term bank loans	174.3	-	-	-	-
Notes payable	148.6	-	-	-	-
Total liabilities	676.8	566.0	249.6	89.1	55.1
Redeemable Series D Convertible Preferred Stock	97.6	97.6	97.6	97.6	-
Total Stockholder's equities	525.3	412.3	264.4	173.9	104.3

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the "SEC") or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in this Item 7, "Management's Discussion and Analysis or Plan of Operation," regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would" and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and in Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: global and domestic economic conditions generally and the automotive modified plastics market specifically, legislative or regulatory changes that affect our business, including changes in environmental regulations and control policies over the domestic automotive industry, the availability of working capital, the introduction of competing products and other risk factors described herein. These risks and uncertainties, together with the other risks described from time-to-time in reports and documents that we filed with the SEC should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

General

China XD Plastics Company Limited ("China XD", "we", and the "Company", and "us" or "our" shall be interpreted accordingly) is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China, and to a lesser extent, in Dubai, UAE. Through our wholly-owned operating subsidiaries in China, we develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 321 certifications from manufacturers in the automobile industry as of December 31, 2014. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province. Our Research and Development (the "R&D") team consists of 237 professionals and 8 consultants, including one consultant who are members of Chinese Academy of Engineering, and one consultant who is the former chief scientist of Specialty Plastics Engineering Institute of Jilin University. As a result of the integration of our academic and technological expertise, we have a portfolio of 193 patents, five of which we have obtained the patent rights and the remaining 188 of which we have applications pending in China as of December 31, 2014.

Our products include eleven categories: Modified Polypropylene (PP), Modified Acrylonitrile Butadiene Styrene (ABS), Modified Polyamide 66 (PA66), Modified Polyamide 6 (PA6), Modified Polyoxymethylenes (POM), Modified Polyphenylene Oxide (PPO), Plastic Alloy, Modified Polyphenylene Sulfide (PPS), Modified Polyimide (PI), Modified Polylactic acid (PLA) and Poly Ether Ether Ketone (PEEK). As we have successfully developed more new products to grow our business, we have re-categorized our product types as presented above in order to present more updated breakdown of polymer composite materials we produce since the beginning of 2014. We believe the current categorization better reflects the nature and characteristics of our products and the way that our management currently views and analyzes our products. In conformity with this new categorization, we have adjusted comparable product information in applicable prior periods. Since not all the categories have achieved sales during the years 2014, 2013 and 2012, we only presented the categories which have generated sales.

The Company's products are primarily used in the production of exterior and interior trim and functional components of more than 27 automobile brands and 80 automobile models manufactured in China, including Audi, Mercedes Benz, Buick, Chevrolet, VW Passat, Golf and Jetta, BMW, Mazda, and Toyota. In addition, during the three months ended June 30, 2014, we started the construction of AL Composites plant in Dubai, UAE with additional 4,000 metric tons targeting high-end products for the overseas markets, which will be completed in April 2015. We plan to serve customers in oversea market from our AL Composites plant, including the existing one in the Republic of Korea. Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing bases in Harbin, Heilongjiang in the PRC, with the construction of Sichuan plant underway. As of December 31, 2014, we had approximately 390,000 metric tons of production capacity across 83 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwanese conveyer systems. In December 2013, we broke ground on the construction of our fourth production base in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total installed production capacity to 690,000 metric tons with additional 70 new production lines at the completion of the construction of our fourth production base. In addition, during the three months ended June 30, 2014, we started the construction of Dubai Composites plant in Dubai, UAE, with additional 4,000 metric tons targeting on high-end products for the overseas markets. The Company expects the Dubai facility to be completed in April 2015 and Sichuan facility to be completed around the end of 2015 and early 2016.

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

No impairment on our long-lived assets was recognized in 2014, 2013 or 2012.

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

Income Tax Uncertainties and Realization of Deferred Income Tax Assets

Our income tax provision, deferred income tax assets and deferred income tax liabilities are recognized and measured primarily based on actual and expected future income, PRC statutory income tax rates, PRC tax regulations and tax planning strategies. Significant judgment is required in interpreting tax regulations in the PRC, evaluating uncertain tax positions, and assessing the realizability of deferred income tax assets. Actual results could differ materially from those judgments, and changes in judgments could materially affect our consolidated financial statements. As of December 31, 2014 and 2013, we had total gross deferred income tax assets of US$727,711 and US$73,182 respectively. We record a valuation allowance to reduce our deferred income tax assets if, based on the weight of available evidence, we believe expected future taxable income is not likely to support the use of a deduction or credit in that jurisdiction. We evaluate the level of our valuation allowances quarterly, and more frequently if actual operating results differ significantly from forecasted results. As of December 31, 2014 and 2013, our valuation allowance against deferred income tax assets was US$727,711 and US$73,182 respectively.

We recognize the impact of a tax position if we determine the position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, it is presumed that the position will be examined by the appropriate tax authority that has full knowledge of all relevant information. In addition, a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than fifty percent (50%) likely of being realized upon settlement. The tax positions are regularly re-evaluated based on the results of the examination of income tax filings, statute of limitations expirations and changes in tax law that would either increase or decrease the technical merits of a position relative to the more-likely-than-not recognition threshold. In the normal course of business, we are regularly audited by the PRC tax authorities. The settlement of any particular issue with the applicable tax authority could have a material impact on our consolidated financial statements.

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

We estimated the fair value of our share options using the Black-Scholes Option Pricing model. The model incorporates subjective assumptions. The expected volatility was based on implied volatilities from traded options and historical volatility of the Company's common stock. The risk free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. There is no expected dividend yield, as the Company has not paid dividend and does not anticipate paying dividend over the term of the grants.

Changes in our estimates and assumptions regarding the expected volatility could significantly impact the estimated fair values of our share options determined under the Black-Scholes valuation model and, as a result, our net income.

The following table sets forth statements of income data for the years ended December 31, 2014, 2013 and 2012 in million of US$:

(millions of US$, except the percentage)	For the Years Ended December 31,
	2014			2013			2012
			Change			Change
	Amount	%	%	Amount	%	%	Amount	%
Revenues	1,110.6	100.0%	5.7%	1,050.8	100.0%	75.2%	599.8	100.0%
Cost of revenues	(888.2)	(80.0)%	7.3%	(827.4)	(78.7)%	81.4%	(456.0)	(76.0)%
Gross profit	222.4	20.0%	(0.4)%	223.4	21.3%	55.4%	143.8	24.0%
Total operating expenses	(50.7)	(4.6)%	34.1%	(37.8)	(3.6)%	18.5%	(31.9)	(5.3)%
Operating income	171.7	15.4%	(7.5)%	185.6	17.7%	65.9%	111.9	18.7%
Income before income taxes	139.0	12.4%	(23.0)%	180.5	17.2%	56.4%	115.4	19.3%
Income tax expense	(18.3)	(1.6)%	(60.8)%	(46.7)	(4.4)%	58.3%	(29.5)	(5.0)%
Net income	120.7	10.8%	(9.8)%	133.8	12.8%	55.8%	85.9	14.3%

Revenues

Fiscal 2014 Highlights

Revenues increased by 5.7% or US$59.8 million in 2014 as compared to 2013. This was due to approximately 0.6% increase in sales volume and 5.3 % increase in the average RMB selling price of our products.

In 2014, the Company developed its presence in the Republic of Korea by selling to a Korean customer primarily higher-end PA66 and plastic alloy products for an aggregate amount of US$140.1 million, which accounted for 12.6% of the total revenues for the year ended December 31, 2014.

The year-over-year increase of sales volume was primarily driven by the new business from the oversea market in the ROK.

Vehicle sales in China grew by 6.9% in 2014, the slowest rate in approximately 24 years, missing the State-backed auto association's revised forecast amid the economy slowdown in the world's largest car market. The Chinese government's anti-monopoly probe against luxury automobile manufacturers by the state and dealers backlashed against automakers. Both contributed to the lower-than-expected growth rate. Further, both automakers and parts manufacturers in China experienced pricing pressure in 2014. As a result, plastic fabricators have been seeking newer products utilizing lower cost raw materials and more cost-efficient formulations. The pricing of the majority of our existing products remained stable while our newly launched products have relatively lower average selling price in response to customer demand in China. As previously disclosed, the Company has started marketing its higher-end products to customers overseas since early 2014 to better allocate its limited production capacity, diversify its business and reduce its concentration in the Chinese market. Although revenues from China declined in 2014 as compared to 2013, the increase of revenues from oversea market in the ROK more than offset such decline.

Fiscal 2013 Highlights

Revenue increased by 75.2% or US$451.0 million in 2013 as compared to 2012. This was due to approximately 51.6% increase in sales volume and 12.6% increase in the average RMB selling price of our products.

The increase of sales volume was driven by the strong demand of modified plastics in the PRC market and higher penetration of our business in our existing markets supported by our additional 30 production lines, which commenced production in December 2012, as well as the marketing efforts to develop new customers, in particular those in East and Southwest China. Such increase in demand was driven by increasing demand for middle and high-end automobiles by Chinese consumers, continuing substitution of imported modified plastics by domestic suppliers, as well as the increase of plastic content on the per-vehicle-basis in China with even higher adoption rate in higher-end automobile models than low-end ones. The increase of average RMB selling price was mainly due to the shift of product mix towards higher-end products.

The following table summarizes the breakdown of revenues by categories in millions of US$:

(millions of US$, except the percentage)	Revenues For the Years Ended December 31,
2014	Change	2013	Change	2012
Amount	%	%	Amount	%	%	Amount	%
Modified Polyamide 66 (PA66)	192.4	17.4%	(1.6)%	195.5	18.6%	172.7%	71.7	12.0%
Modified Polyamide 6 (PA6)	223.1	20.1%	3.2%	216.2	20.6%	168.6%	80.5	13.4%
Plastic Alloy	400.3	36.0%	35.0%	296.6	28.2%	139.8%	123.7	20.6%
Modified Polypropylene (PP)	232.4	21.0%	(18.8)%	286.3	27.2%	(1.4	) %	290.5	48.4%
Modified Acrylonitrile butadiene styrene (ABS)	36.8	3.3%	13.6%	32.4	3.1%	28.1%	25.3	4.2%
Polyoxymethylenes (POM)	3.6	0.3%	28.6%	2.8	0.3%	366.7%	0.6	0.1%
Polyphenylene Oxide (PPO)	14.8	1.3%	8.8%	13.6	1.3%	n/	a	-	-%
Modified Polylactic Acid (PLA)	0.0	0.0%	n/	a	-	-%	n/	a	-	-%
Others	7.2	0.6%	33.3%	5.4	0.5%	n/	a	-	-%
Sub-total	1,110.6	100.0%	5.9%	1,048.8	99.8%	77.1%	592.3	98.7%

After-sales Service	-	-%	(100.0)%	2.0	0.2%	(73.3)%	7.5	1.3%
Total Revenues	1,110.6	100.0%	5.7%	1,050.8	100.0%	75.2%	599.8	100.0%

The following table summarizes the breakdown of metric tons (MT) by product mix:

Sales Volume For the Years Ended December 31,
2014	Change	2013	Change	2012
MT	%	%	MT	%	%	MT	%
Modified Polyamide 66 (PA66)	36,984	10.8%	3.4%	35,757	10.5%	151.8%	14,202	6.3%
Modified Polyamide 6 (PA6)	49,447	14.5%	17.8%	41,989	12.4%	155.7%	16,419	7.3%
Plastic Alloy	114,216	33.4%	8.9%	104,894	30.9%	122.0%	47,248	21.1%
Modified Polypropylene (PP)	120,385	35.3%	(14.3)%	140,505	41.3%	2.8%	136,698	61.1%
Modified Acrylonitrile butadiene styrene (ABS)	13,884	4.1%	23.5%	11,244	3.3%	21.8%	9,235	4.1%
Polyoxymethylenes (POM)	1,040	0.3%	11.8%	930	0.3%	416.7%	180	0.1%
Polyphenylene Oxide (PPO)	2,010	0.6%	7.5%	1,870	0.6%	n/	a	-	-
Modified Polylactic Acid (PLA)	1	0.0%	n/	a	-	-%	n/	a	-	-
Others	3,553	1.0%	47.2%	2,413	0.7%	n/	a	-	-
Total Sales Volume	341,520	100.0%	0.6%	339,602	100.0%	51.6%	223,982	100.0%

The Company continued to shift production mix from traditional Modified Polypropylene (PP) to higher-end products such as Modified Polyamide (PA66 and PA6) and plastic alloy, primarily due to (i) the increasing demand of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) increased sales of higher-end cars made by automotive manufacturers from Chinese and Germany joint ventures, and U.S. and Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China. In addition, the Company sold primarily higher-end PA66 and plastic alloy to the newly developed customer from the Republic of Korea.

Gross Profit and Gross Margin

(in millions, except percentage)	For the Years Ended December 31,
	2014	Change	2013	Change	2012
Gross Profit	$222.4	(0.4)%	$223.4	55.4%	$143.8
Gross Margin	20.0%	(1.3)%	21.3%	(2.7)%	24.0%

Fiscal 2014 Highlights

The year-over-year decrease in the gross margin percentage in 2014 compared to 2013 was driven by multiple factors including the following:

(i)	new and lower-margin modified PA6 and PA66 products that we developed in 2014 in response to customer demand;

(ii)	higher cost structures due to utilization of higher-end raw materials on certain products and flat production capacity to focus on product quality, partially offset by the favorable shift in sales mix to higher-end products with higher margins and sales to the Korean market;

(iii)	lower sales discount off the original prices to lower-end products such as Modified Polypropylene (PP) and Modified Acrylonitrile Butadiene Styrene (ABS);

(iv)	higher-end product sales (mainly PA6, PA66, POM, PPO and Plastic Alloy) accounting for 75.1% of our total revenues in 2014 as compared to 69.1% of that of the prior year;

(v)	the average 1.0% of sales discount off the original prices to lower-end products Modified Polypropylene (PP) and Modified Acrylonitrile Butadiene Styrene (ABS) in 2014 as compared to an average 5.8% discount off the original prices in 2013.

The Company anticipates gross margin during 2015 to be maintained at the similar level of 2014. With The foregoing statement regarding the Company's expected gross margin percentage in 2015 is forward-looking and could differ from actual results. The Company's future gross margins can be impacted by multiple factors including, but not limited to those set forth above in Part I, Item 1A of this Form 10-K under the heading "Risk Factors" and those described in this paragraph. In general, the Company believes gross margins will remain the same level due to a variety of factors, including continued industry wide global product pricing pressures, increased competition, product transitions, potential increases in the cost of components and potential strengthening of the U.S. dollar, as well as potential increases in the costs of manufacturing costs in payroll and a potential flat production capacity in the Company's sales mix towards products with higher gross margins. In response to competitive pressures, the Company expects it will continue to manage product quality to prioritize higher-end products, which would favorably affect gross margins. Gross margins could also be affected by the Company's ability to manage product quality and to stimulate demand for certain of its products. The Company expects continuing growth opportunities in oversea markets, including the Republic of Korea. With the Company's increasing international sales, financial results can be also affected by fluctuations in exchange rates.
Fiscal 2013 Highlights

 The year-over-year decrease in the gross margin percentage in 2013 compared to 2012 was primarily due to:

(i)
an average 5.8% discount on the listed prices in 2013 provided to our distributors as part of our marketing initiatives to increase our market share in East China and Southwest China.  The discount is primarily aimed at further expanding into the East China and Southwest China market. As a result, revenues contribution from East China and Southwest China grew to 31.2% and 3.7% of our total sales in 2013 compared to 22% and nil in the same period of 2012, respectively.

(ii)
an increase in shipping expenses to US$16.0 million in 2013 from US$2.1 million in 2012. We started bearing the shipping expenses, which is a part of our marketing tactic to grow our market share since the first quarter of 2013. Such arrangement is expected to continue in the future.

General and Administrative Expenses

(in millions, except percentage)	For the Years Ended December 31,
	2014	Change	2013	Change	2012
General and Administrative Expenses	$20.6	26.4%	$16.3	63.0%	$10.0
as a percentage of revenues	1.9%	0.3%	1.6%	(0.1)%	1.7%

Fiscal 2014 Highlights

General and administrative (G&A) expenses were US$20.6 million in 2014 compared to US$16.3 million in 2013, representing an increase of 26.4%, or US$4.3 million. This increase is primarily due to the increase of (i) US$3.1 million in payroll resulting of headcount and salary increase; (ii) US$0.4 million in rental fee due to the business expansion; (iii) US$0.4 million of professional fees; and (iv) US$0.2 million in fixed assets depreciation.

 On a percentage basis, G&A expenses in 2014 was 1.9% of revenues, compared to 1.6% of the same period of 2013.

Fiscal 2013 Highlights

General and administrative ("G&A") expenses were US$16.3 million in 2013 compared to US$10.0 million in 2012, representing an increase of 63.0%, or US$6.3 million. This increase was primarily due to the increase of (i) US$ 2.4 million of share based compensation; (ii) US$ 0.9 million of travel and office expenses associated with the business expansion; (iii) US$ 0.7 million of fixed assets deprecation; (iv) US$ 0.6 million of professional fees and (v) US$ 0.6 million of non-income taxation.

On a percentage basis, G&A expenses in 2013 was 1.6% of revenues, compared to 1.7% of the same period of 2012.

Research and Development Expenses

(in millions, except percentage)	For the Years Ended December 31,
	2014	Change	2013	Change	2012
Research and Development Expenses	$29.4	38.0%	$21.3	(1.4)%	$21.6
as a percentage of revenues	2.6%	0.6%	2.0%	(1.6)%	3.6%

Fiscal 2014 Highlights

Research and development ("R&D") expenses were US$29.4 million in 2014 compared with US$21.3 million in 2013, an increase of US$8.1 million, or 38.0% in 2014, reflecting increased research and development activities on new products primarily in consumption of raw materials for various experiments for automotive applications from automobile manufacturers as well as other non-automotive applications.

As of December 31, 2014, the number of ongoing research and development projects is 96. We expect to complete and commence to realize economic benefits on approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc. In 2014, the Company successfully launched 38 new automobile manufacturers certified products ("AMCP"), which increased its total number of AMCP to 321.

Fiscal 2013 Highlights

Research and development ("R&D") expenses were US$21.3 million in 2013 compared with US$21.6 million in 2012, a decrease of US$0.3 million, or 1.4%. The decrease of our R&D expenses in 2013 was due to decreased expenses associated with the early completion of some research and development experiments after our R&D strategic review where we recalibrated our R&D efforts to target more longer-term but higher-end applications in fields such as aerospace, high-speed train, biological and medical. In 2013, the Company successfully launched 37 new AMCP, which increased its total number of AMCP to 283.

As of December 31, 2013, the Company had 96 products in the process of being certified by automotive and non-automotive manufacturers. The majority of the projects were in the field of modified plastics in automotive applications and the rest were in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.

Operating Income

Total operating income was US$171.7 million in 2014 compared to US$185.6 million in 2013 and US$111.9 million in 2012, representing a decrease of 7.5% or US$13.9million in 2014 and an increase of 65.9% or US$73.7 million in 2013. This decrease in 2014 was due to the lower gross profit and higher general and administration expenses and research and development expenses, while the increase in 2013 was primarily due to higher gross profit, partially offset by higher general and administrative expenses.

Interest Income (Expenses)

(in millions, except percentage)	For the Years Ended December 31,
	2014	Change	2013	Change	2012
Interest Income	$11.0	61.8%	$6.8	47.8%	$4.6
Interest Expenses	(41.5)	171.2%	(15.3)	232.6%	(4.6)

Net Interest Expenses	$(30.5)	258.8%	$(8.5)	-%	$0.0
as a percentage of revenues	2.7%	1.9%	0.8%	0.8%	-%

Fiscal 2014 Highlights

Net interest expense was US$30.5 million in 2014, compared to net interest expense of US$8.5 million in 2013, primarily due to (i) an increase of US$16.9 million interest expenses resulting from the Notes issued on February 4, 2014; (ii) an increase of US$9.3 million interest expenses resulting from the increase of bank loans to meet the need of our future capacity expansion in Southwest China and Dubai. The average balance of short-term and long-term bank loans in 2014 was US$373.7 million as compared to US$238.4 million during that of the prior year, leading to US$9.3 million more interest expense, partially offset by (iii) an increase of US$ 4.2 million interest income. The average deposit balance in, 2014 was US$399.2 million as compared to US$226.4 million during that of the prior year, leading to the increase of interest income.

We expect interest expenses to increase in 2015.

Fiscal 2013 Highlights

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

Foreign Currency Exchange Gains (Losses)

(in millions, except percentage)	For the Years Ended December 31,
	2014	Change	2013	Change	2012
Foreign currency exchange gains (losses)	$(1.9)	(176.0)%	$2.5	316.7%	$0.6
as a percentage of revenues	0.2%	0.0%	0.2%	0.1%	0.1%

Foreign currency exchange losses were US$1.9 million in 2014, compared to gains of US$2.5 million in 2013 and US$0.6 million in 2012 mostly due to the appreciation of US Dollar against RMB during 2014 as China loosened the range RMB was allowed to fluctuate.

Losses on foreign currency forward contracts

In 2014, the Company settled a foreign currency forward contract which was entered into to manage its exposure to foreign currency risks with a notional amount of US$80 million by paying RMB6.6 million  (equivalent to US$1.1 million) due to the appreciation of US dollars against Chinese Yuan in June, and had a change of fair value of loss of RMB15,000 (equivalent to US$2,450) for another foreign currency forward contract with a notional amount of US$50 million.

Income Taxes

(in millions, except percentage)	For the Years Ended December 31,
	2014	Change	2013	Change	2012
Income before Income Taxes	$139.0	(23.0)%	$180.5	56.4%	$115.4
Income Tax Expense	(18.3)	(60.8)%	(46.7)	58.3%	(29.5)
Effective income tax rate	13.1%	(12.8)%	25.9%	0.3%	25.6%

The effective income tax rate in 2014, 2013 and 2012 was 13.1%, 25.9% and 25.6%, respectively.

The effective income tax rate in 2014 differs from the PRC statutory income tax rate of 25% primarily due to (i) Sichuan Xinda Group's preferential income tax rate and exemption of income tax for the income earned by Dubai Composites, partially offsetting by (i) increase of valuation allowances against deferred income tax assets of certain subsidiaries, which were at cumulative loss position and (ii) effect of non-deductible expenses.

The effective income tax rate of 25.9% in 2013 differs from the PRC statutory income tax rate of 25% primarily due to (i) non-deductible stock-based compensation expenses and (ii) subpart F income for controlled foreign operations, partially offset by the preferential income tax rate of 15% enjoyed by Sichuan Xinda Group.

The effective income tax rate of 25.6% in 2012 differs from the PRC statutory income tax rate of 25% primarily due to (i) the net operating loss of one of the Company's PRC subsidiaries, which is to be merged into another subsidiary in 2013, and pursuant to the PRC tax laws and regulations, its losses cannot be carried forward to the surviving entity, after the merger, (ii) subpart F income for controlled foreign operations and (iii) non-deductible entertainment expenses.

Our PRC and Dubai subsidiaries have US$296.5 million of cash and cash equivalents, restricted cash and time deposits as of December 31, 2014, which are planned to be indefinitely reinvested in the PRC and Dubai. The distributions from our PRC and Dubai subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries. In addition, due to our policy of indefinitely reinvesting our earnings in Dubai, UAE, we have not provided for deferred income tax liabilities related to Dubai Composites in Dubai, UAE, on undistributed earnings.

Net Income

As a result of the above factors, we had a net income of US$120.7 million in 2014, compared to US$133.8 million in 2013 and US$85.9 million in 2012.

Selected Balance Sheet Data as of December 31, 2014 and 2013:

	2014	2013	Change
(in millions, except percentage)			Amount	%
Cash and cash equivalents	45.5	95.5	(50)	(52.4)%
Restricted cash	12.5	13.7	(1.2)	(8.8)%
Time deposits	238.5	281.3	(42.8)	(15.2)%
Accounts receivable, net of allowance for doubtful accounts	204.0	282.3	(78.3)	(27.7)%
Inventories	249.8	144.9	104.9	72.4%
Property, plant and equipment, net	318.3	233.8	84.5	36.1%
Land use rights, net	11.9	12.5	(0.6)	(4.8)%
Prepayment to equipment suppliers	182.2	1.3	180.9	13915.4%
Other non-current assets	25.5	1.8	23.7	1,316.7%
Total assets	1,299.7	1,075.9	223.8	20.8%
Short-term bank loans, including current portion of long-term bank loans	99.7	314.7	(215)	(68.3)%
Bills payable	43.4	25.6	17.8	69.5%
Accounts payable	152.1	122.5	29.6	24.2%
Income taxes payable, including noncurrent portion	17.3	26.8	(9.6)	(35.8)%
Accrued expenses and other current liabilities	24.5	55.9	(31.4)	(56.2)%
Long-term bank loans, excluding current portion	174.3	-	174.3	N/	A
Notes payable	148.6	-	148.6	N/	A
Redeemable Series D convertible preferred stock	97.6	97.6	-	-
Stockholders' equity	525.3	412.3	113.0	27.4%

Our financial condition continued to improve as measured by an increase of 27.4% in stockholders' equity as of December 31, 2014 compared to the prior year. Cash and cash equivalents, restricted cash and time deposits decreased by 24.1% due to the decrease of aggregate short-term and long-term bank loans of US$40.7 million, and investing in the capital expenditures. Inventories increased by 72.4% due to the anticipation of the increase of customer demand in the following quarters. Prepayment to equipment suppliers increased by 13,915.4% due to the advance for equipment to be used in Dubai, UAE and Southwest China facilities. Other non-current assets increased by 1,316.7% due to long-term restricted time deposit to secure a three-year loan. The aggregate short-term and long-term bank loans decreased by 12.9% due to the overall consideration of existing lines of credit and maintaining a healthy asset to liability ratio.  Accounts payable increased by 24.2% as a result of the inventory buildup in order to timely meet the demand from customers especially those geographically located in more distant cities in subsequent quarters. Bills payable increased by 69.5% due to the increase of purchases from our domestic raw material suppliers. As of December 31, 2014, notes payable was US$148.6 million due to the issuance of 11.75% guaranteed senior notes due in 2019, net of discount.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production lines. We have financed these requirements primarily from cash generated from operations, bank borrowings and the issuance of our convertible preferred stocks and debt financings. As of December 31, 2014 and 2013, we had US$45.5 million and US$95.5 million, respectively, in cash and cash equivalents, which were primarily deposited with banks in China (including Hong Kong and Macau). As of December 31, 2014, we had US$99.7 million outstanding short-term bank loans (including the current portion of lines long-term bank loans), including US$47.2 million unsecured loan and US$40.3 million loans secured by accounts receivable, and US$12.2 long-term bank loans that due in one year. We also had US$174.3 million outstanding long-term bank loans (excluding the current portion), including US$70.0 million loans secured by long-term deposits and US$104.3 million unsecured loan. Short-term and long-term bank loans in total bear a weighted average interest rate of 4.1% per annum and do not contain any renewal terms. We have historically been able to make repayments when due.  In addition, the Company has US$148.6 million of 11.75% guaranteed senior notes due in 2019.

A summary of lines of credit for the year ended December 31, 2014 and the remaining line of credit as of December 31, 2014 is as below:

(in millions)	December 31, 2014
	Lines of Credit, Obtained			Remaining Available
Name of Financial Institution	Date of Approval	RMB	USD	USD
Bank of Communications	December 09, 2014	300.0	48.3	16.2
Bank of Longjiang, Heilongjiang	March 10, 2014	300.0	48.3	0
Bank of China	April 30, 2014	1,110.0	178.9	16.4
HSBC	September 2, 2014	279.2	45.0	45.0
Agriculture Bank of China	September 25, 2014	300.0	48.3	32.2
China Construction Bank	December 25, 2013	300.0	48.3	48.3
Societe Generale	August 1, 2014	150.0	24.4	9.4
Total		2,739.2	441.5	167.5

We have historically been able to make repayments when due. As of December 31, 2014, we have contractual obligations to pay (i) lease commitments in the amount of US$4.2 million, including US$1.5 million due in one year; (ii) equipment acquisition in the amount of US$98.6 million; (iii) long-term bank loan in the amount of US$197.7 million (including principals and interests); and (iv) notes payable in the amount of US$229.3 million (including principals and interests).

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

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2012, 2013, and 2014:

	Years Ended December 31,
	2014	2013	2012
(in millions, except percentage)
Net cash provided by (used in) operating activities	148.7	115.6	(31.4)
Net cash used in investing activities	(299.3)	(249.9)	(144.9)
Net cash provided by financing activities	99.4	143.2	123.9
Effect of foreign currency exchange rate changes on cash and cash equivalents	1.1	2.8	0.7
Net increase (decrease) in cash and cash equivalents	(50.1)	11.7	(51.7)

FY 2014 Highlights

Operating Activities

Net cash provided by the operating activities increased by US$33.1 million for the year ended December 31, 2014 from US$115.6 million last year. This increase was primarily due to (i) the increase of approximately US$234.6 million in cash collected from our customers for the year ended December 31, 2014 resulting from increasing sales during the year, partially offset by (ii) the increase of approximately US$184.9 million in raw material purchases, and (iii) the increase of approximately US$18.1 million interest payment in 2014 resulting from increase in short term and long-term loans.

Investing Activities

Net cash used in the investing activities increased by US$49.4 million for the year ended December 31, 2014 as compared to US$249.9 million last year, mainly due to the increase of US$166.7 million purchase of time deposits, increase of US$1.5 million payment for land use right and increase of US$312.6 million purchase of property, plant and equipment, partially offset by the increase of US$431.4 million proceeds from maturity of time deposits.

Financing Activities

Net cash provided by the financing activities decreased by US$43.8 million for the year ended December 31, 2014, as compared to US$143.2 million last year, primarily as a result of the increase of (i) US$473.7 million repayments of bank borrowings, (ii) US$12.4 million of placement of restricted cash as collateral for bank borrowings, (iii) US$4.7 million payment of issuance costs related to the notes payable, and offset by (iv) the increase of US$293.8 million proceeds from bank borrowings, (v) the increase of US$4.3 million release of restricted cash, and (vi) the proceeds of US$148.4 million from issuance of long-term notes payable and (vii) the proceeds from US$0.6 million warrants exercises.

On January 24, 2014, the Company's wholly owned subsidiary, Favor Sea Limited, priced its international offering of guaranteed senior notes. The offering consists of US$150 million aggregate principal amount of 11.75% guaranteed senior notes due 2019.  The Notes have been listed and quoted on the Singapore Stock Exchange on February 5, 2014. The Company intends to use the net proceeds from the offering for repayment of indebtedness incurred by its PRC subsidiaries, for capital expenditure on a production base in Sichuan and for general corporate purposes. The Notes are guaranteed on a senior basis by China XD and Xinda Holding (HK) Company Limited, a subsidiary wholly owned by the Note Issuer. The Notes are secured by a pledge of the shares of the Note Issuer and the Subsidiary Guarantor.

FY 2013 Highlights

Operating Activities

Net cash provided by the operating activities increased by US$147.1 million for the year ended December 31, 2013 from net cash used in the operating activities of US$31.5 million used last year. This increase was primarily due to (i) the increase of approximately US$438.7 million in cash collected from our customers for the year ended December 31, 2013 resulting from increasing sales during the period, partially offset by (ii) increase of approximately US$289.3 million in cash operating expenditures, including approximately US$282.5 million in raw material purchases and (iii) the increase of approximately US$2.3 million income tax payment in 2013 resulting from increase in income before taxes and decrease of effective income tax rate.

Investing Activities

Net cash used in the investing activities increased by US$105.0 million for the year ended December 31, 2013 as compared to US$144.9 million last year, mainly due to the increase of US$85.8 million purchase of time deposits, and the decrease of US$95.2 million proceeds from maturity of time deposits, partially offset by the decrease of US$76.0 million purchase of property, plant and equipment.

Financing Activities

Net cash provided by the financing activities was US$143.2 million for the year ended December 31, 2013, as compared to US$123.9 million last year, primarily as a result of the increase of US$260.8 million borrowings of short-term bank loans, the release of restricted cash as collateral for bank borrowings of US$5.7 million, which was partially offset by the increase of US$3.4 million placement of restricted cash as collateral for bank borrowings, and the increase of US$243.8 million repayments of bank borrowings for the year ended December 31, 2013.

As of December 31, 2014, our cash and cash equivalents balance was US$45.5 million, compared to US$95.5 million at December 31, 2013.

Days Sales Outstanding ("DSO") has increased from 72 days for the year ended December 31, 2013 to 77 days for the year ended December 31, 2014 as a result of overall slowdown in the Chinese economy, automobile industry, and its impact to our industry. It takes longer to collect from our customers. We believe that our DSO is still well below industry average Industry Standard Customer and Supplier Payment Terms (days) as below:

Year ended December 31, 2014,2013 and 2012
Customer Payment Term	Payment in advance/up to 90 days
Supplier Payment Term	Payment in advance/up to 60 days

Inventory turnover days has increased from 49 days for the year ended December 31, 2013 to 80 days for the year ended December 31, 2014 due to inventory of raw materials buildup in anticipation of increasing demand from our customers, especially those located in longer distance in the following quarters.

Based on past performance and current expectations, we believe our cash and cash equivalents provided by operating activities and financing activities will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations for at least the next 12 months.

The majority of the Company's revenues and expenses were denominated primarily in Renminbi ("RMB"), the currency of the People's Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable.  Inflation has not had a material impact on the Company's business.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of December 31, 2014 are as follows:

Contractual obligations	Total	Payment due less than 1 year	1 – 3 years	3-5 years	More than 5 years
Lease commitments	4,193,836	1,475,625	1,942,598	775,613	-
Purchase of land use rights, plant equipment, and construction in progress	98,557,879	98,557,879	-	-	-
Long-term bank Loans (1)	197,686,936	18,324,766	179,362,170	-	-
Notes payable (2)	229,312,500	17,625,000	35,250,000	176,437,500	-
Total	529,751,151	135,983,270	216,554,768	177,213,113	-

(1)  Includes interest of US$11.2 million accrued at the interest rate under the loan agreements. For borrowings with a floating rate, the most recent rate as of December 31, 2014 was applied.

(2)  On February 4, 2014, Favor Sea Limited, a wholly owned subsidiary of the Company, issued US$150,000,000 aggregate principal amount of 11.75% Guaranteed Senior Notes due 2019 with issuance price of 99.080% (the "Notes"). The Notes bear interest at a rate of 11.75% per annum, payable on February 4 and August 4 of each year, commencing August 4, 2014. The Notes will mature on February 4, 2019.

(3)  On March 8, 2013, Xinda Holding (HK) Company Limited ("Xinda Holding (HK)"), a wholly owned subsidiary of the Company, entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion (equivalent to US$290 million) in property, plant and equipment and approximately RMB0.6 billion (equivalent to US$97 million) in working capital, for the construction of Sichuan plant.  As of December 31, 2014, the Company has a commitment of RMB584.0 million (equivalent to US$94.1 million) mainly for acquisition of equipment.

Off-Balance Sheet Arrangements

Neither us, nor any of our subsidiaries has any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on their financial condition or results of operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term and long-term bank loans. Although the interest rates of our short-term and long-term bank loans, which are based on the prime rates set by People's Bank of China, are fixed during the terms of the loans, increase in interest rates will increase the cost of new borrowings and our interest expense.

A hypothetical 1.0% increase in the annual interest rate for all of our credit facilities under which we had outstanding borrowings as of December 31, 2014 would decrease income before income taxes by approximately US$4.2 million for the year ended December 31, 2014. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

Majority of our revenues are collected in and our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the US$1.00 until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the People's Bank of China allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. On December 31, 2014, the RMB traded at 6.2046 RMB to 1.00 U.S. dollar.

There remains international pressure on the Chinese government to adopt an even more flexible currency policy and the exchange rate of RMB is subject to changes in China's government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of RMB in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years. Since (i) our revenues and net income of our PRC operating entities are denominated in RMB, and (ii) the payment of dividends, if any, will be in U.S. dollars, any decrease in the value of RMB against U.S. dollars would adversely affect the value of the shares and dividends payable to shareholders, in U.S. dollars.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary financial information of the Company and its subsidiaries, including the notes thereto, together with the report of our independent registered public accounting firm, are presented beginning on page F-1 of this report and are incorporated into this Item 8.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our assessment, the CEO and the CFO determined that, as of December 31, 2014, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Notwithstanding management's assessment that our internal control over financial reporting was ineffective as of December 31, 2014 due to the material weakness described below under Management's Report on Internal Control Over Financial Reporting, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

(a) Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. The Company's internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:
(1)    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2)    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and
(3)    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on a framework established in Internal Control- Integrated Framework (1992) issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO) as of December 31, 2014. Based on such evaluation, our management, including the CEO and CFO, has concluded that the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) as of December 31, 2014 is ineffective. This assessment identified one material weakness related to lack of sufficient accounting and financial reporting personnel to formalize certain key controls over the financial reporting process and report financial reporting information based on generally accepted accounting principles and SEC reporting requirements.

The Company's independent registered public accounting firm has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2014, as stated in their report appearing herein under Item 9A(b) of this Annual Report on Form 10-K. Our independent registered public accounting firm has issued an adverse opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014.

Changes in Internal Control Over Financial Reporting
During the twelve months ended December 31, 2014, our efforts to improve our internal controls over financial reporting include (1) hiring SOX 404 compliance consultant to help us comply with SOX404 requirements, (2) external training of U.S. GAAP and SEC reporting by qualified entities to our accounting staff, (3) recruiting qualified accounting staff in AL Composites with requisite expertise and knowledge to help improve our internal control procedures, (4) adopting internal policies and approval and supervision procedures governing financial reporting, (5) adopting procedures to evaluate and assess performance of directors, officers and employees of the Company, (6) internal meetings, discussions and seminars periodically to review and improve our internal control procedures. Other than the foregoing, there has been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
China XD Plastics Company Limited:
We have audited China XD Plastics Company Limited's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  China XD Plastics Company Limited's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company's lack of sufficient accounting and financial reporting personnel has been identified and included in management's assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of China XD Plastics Company Limited and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2014. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements, and this report does not affect our report dated March 16, 2015, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, China XD Plastics Company Limited has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG
Hong Kong, China
March 16, 2015

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

Our current directors and executive officers are as follows:

Name	Age	Title	Date of Initial Appointment
Jie Han	49	Chief Executive Officer and Chairman of the Board of Directors	December 31, 2008
Taylor Zhang	36	Chief Financial Officer and Director	May 14, 2009
Qingwei Ma	40	Chief Operating Officer and Director	December 31, 2008
Lawrence W. Leighton (1)(2)(3)	80	Independent Director	May 14, 2009
Feng Li (1)(2)(3)	52	Independent Director	November 14, 2012
Linyuan Zhai (1)(2)(3)	65	Independent Director	May 14, 2009
Homer Sun (2)(4)	43	Independent Director	January 1, 2012
Jun Xu(4)	39	Independent Director	September 28, 2011
Junjie Ma	39	Chief Technology Officer	May 26, 2009

(1)  Serves as a member of the Audit Committee.

(2)  Serves as a member of the Compensation Committee.

(3)  Serves as a member of the Nominating Committee.

(4)  Series D Director nominee.

Jie Han. Mr. Han co-founded Harbin Xinda Macromolecule Material Co., Ltd. ("Harbin Xinda"), the Company's wholly owned subsidiary, in 2004, and has been employed by Harbin Xinda since that time. In January 2008, Mr. Han was appointed Chairman and Chief Executive Officer of Harbin Xinda. Prior to organizing Xinda High-Tech Co., Ltd ("Xinda High-Tech"), which was founded in 2003, Mr. Han had been associated with the Harbin Xinda Nylon Factory, which he founded in 1985. With 29 years of experiences in the industry, Mr. Han is an expert in the management and financial aspects of the manufacture and distribution of modified plastic products. Mr. Han contributes to our Board of Directors strong leadership and vision for the development of our Company.
Mr. Han currently serves as an executive director of China Plastic Processing Industry Association and is also a director of the Heilongjiang Industry and Commerce Association. In addition, Mr. Han serves as a deputy to the Harbin Municipal People's Congress. Mr. Han received a business management degree from the Heilongjiang Provincial Party School.

Taylor Zhang. Mr. Zhang has over 12 years of experience in finance and operation in a broad range of industries. From May 2008 to March 2009, Mr. Zhang served as Chief Financial Officer of Advanced Battery Technologies, Inc. From 2007 to 2008, he served as Executive Vice President of Finance of China Natural Gas, Inc.. From 2005 to 2007, Mr. Zhang worked as a research analyst in New York Private Equity. From 2000 to 2002, he was employed as Finance Manager by Datong Thermal Power Limited. Mr. Zhang contributes to our Board of Directors with extensive experience in finance and operations. He holds a MBA from University of Florida and a Bachelor's Degree in mechanical and electronic engineering from Beijing Technology and Business University.

Qingwei Ma. Mr. Ma has been employed as General Manager of Harbin Xinda since it was founded in 2004. In 2008, he was promoted to Chief Operating Officer and appointed to the Board of Directors. Prior to joining Harbin Xinda, Mr. Ma was employed for six years by Harbin Xinda Nylon Factory as Manager of Quality Assurance, then as Manager of Research and Development, and finally as Production Manager. In 1997, Mr. Ma was awarded a bachelor's degree by the Northern China Technology University, where he specialized in the chemical engineering of high polymers. Mr. Ma has 16 years of experiences in the modified plastics industry and contributes to our Board of Directors with such extensive experience. He also published two articles in China's key journals in the areas of modified plastic industry. In 2001, Mr. Ma was selected as "Harbin Quality Work Advanced Enterprise and Advanced Worker" and in 2004, he was awarded the Heilongjiang First Professional Manager Qualification Certificate. One of his inventions, "compound nano modified materials dedicated to the automobile bumper," won the "Science and Technology Progress Awards" issued by Harbin Municipality.

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

Lawrence W. Leighton. Mr. Leighton has had an extensive 46-year international investment banking career. Beginning at what became Lehman Brothers, he advised on financing for the Mexican Government and leading Mexican corporations. As Director of Strategic Planning for the consumer products company, Norton Simon Inc., he initiated and executed the acquisition of Avis Rent-a-car. Subsequently, he was a Limited Partner of Bear Stearns & Co., a Managing Director of the investment bank of Chase Manhattan Bank and then President and Chief Executive Officer of the U.S. investment bank of Credit Agricole, a major French Bank. Among his transactions, Mr. Leighton has advised Pernod Ricard, a major European beverage company, on its acquisitions in the United States; and Verizon, a U. S. telecom company, on its dispositions of certain European operations. Since 2005, Mr. Leighton has served as a managing director of Bentley Associates Investment Banking.  Since 2008, Mr. Leighton has served as a member of the board of directors of China Natural Gas, Inc. Mr. Leighton contributes to our Board of Directors with extensive international banking experience and corporate executive advisory experience, advising both large and small corporations in both foreign countries and the United States. Mr. Leighton received his Bachelor's Degree in engineering from Princeton University and a Master's Degree from Harvard Business School. He holds a commercial pilot's license with instrument rating.

Linyuan Zhai.  Mr. Zhai, 65, worked for China FAW Group Corporation for 37 years and has and contributes to our Board of Directors with extensive experience in terms of technology, production, and business management. He is one of the pioneers and outstanding contributors of FAW Group's success. Since 2000, Mr. Zhai has served as general manager of FAW Sihuan Products Co., Ltd., an automobile manufacturing company. From August 1998 to December 2000, Mr. Zhai was the manufacturing section chief at FAW Sihuan Head Office.  From August 1992 to August 1998, Mr. Zhai was the factory manager at FAW Sihuan Auto Warm Air Blower Factory. In 2000, as deputy general manager, Mr. Zhai successfully led the initial public offering of Four Ring Company, a subsidiary of FAW Group, a leader in the vehicle manufacturing industry based in China. Mr. Zhai received his business management degree from Changchun University.

Homer Sun. Mr. Sun, 43, is a Managing Director of Morgan Stanley and leads Morgan Stanley Private Equity Asia's China Investments.  Mr. Sun has been at Morgan Stanley since 1999 and serves on Morgan Stanley's China Management Committee, which is comprised of the Morgan Stanley's senior business leaders within China.  Mr. Sun currently serves as a director on the boards of several Chinese companies, including Sihuan Pharmaceutical Group, China Shanshui Cement Group, China Flooring and Yongye International.  From 2000 to 2006, Mr. Sun worked in Morgan Stanley's Investment Banking Division in the Mergers and Acquisitions Group in Hong Kong where he worked on a wide range of mergers and acquisitions in Greater China.  Prior to joining Morgan Stanley, Mr. Sun practiced as a mergers and acquisitions lawyer with the law firm Simpson Thacher & Bartlett in New York and Hong Kong from 1996 to 2000.  Mr. Sun received a B.S.E. in Chemical Engineering magna cum laude from the University of Michigan and a J.D. cum laude from the University of Michigan Law School. Mr. Sun contributes to our Board of Directors with a broad range of transactional experience, both as a lawyer and as a managing director at Morgan Stanley.

Jun Xu. Mr. Xu, 39, is an Executive Director of Morgan Stanley. Mr. Xu joined Morgan Stanley Private Equity Asia in 2008 after spending six years in investment banking advising Chinese clients on financing transactions and cross-border mergers and acquisitions. Prior to joining Morgan Stanley in 2005, he was with Goldman Sachs in Hong Kong SAR from 2002 to 2005. Mr. Xu focuses on the group's private equity transactions in China. Mr. Xu is a native Chinese and is based in Hong Kong SAR. Mr. Xu contributes to our Board of Directors with a broad range of transactional experience. Mr. Xu received dual Bachelor Degrees in both international trade and computer science magna cum laude from Shanghai Jiaotong University and an M.B.A. with honors from the University of Michigan.

Feng Li. Mr. Li, age 52, is a deputy director at Plastics Processing R&D Center of Beijing Research Institute of the Chemical Industry, as well as a member of the Science and Technology Committee of Beijing Research Institute of the Chemical Industry. He has and contributes to our Board of Directors substantial experience in technology, production, and business management in the chemical industry. Under his leadership in various senior roles including Vice General Manager, Director, and Chief Engineer, responsible for project design, investment, management and finance, Mr. Li successfully launched and operated several joint ventures between Beijing Chemical Industry Research Institute (Group), a subsidiary of China Petroleum & Chemical Corp (Sinopec), the largest refiner in Asia, and Jiangnan Mould & Plastic Co. Ltd., Shenzhen Petrochemical and Plastics Co. Ltd., Suzhou Anli Chemical Co., Ltd., and others. Mr. Li is also on the committee of Venture Capital for Innovative Small-Medium size Enterprises under the Ministry of Science and Technology of the People's Republic of China. Mr. Li received a B.S. in polymer material from Nanjing Institute of Chemical Technology and a Master's Degree from Beijing University of Chemical Technology. Mr. Li also attended MBA program at China Sinopec Management Institute of Business Administration and studied as an exchange scholar at the University of Technology in Sydney, Australia.

Family Relationships

There are no family relationships between or among any of the executive officers or directors of the Company.

Board Leadership Structure

The Board of Directors believes that Jie Han's service as both Chairman of the Board of Directors and Chief Executive Officer is in the best interest of the Company and its stockholders. Mr. Han possesses detailed and in-depth knowledge of the issues, opportunities, and challenges facing the Company, and is thus best positioned to develop agendas that ensure that the time and attention of our Board of Directors are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company's ability to communicate its message and strategy clearly and consistently to the Company's stockholders, employees and customers.

Each of the directors other than Jie Han, Taylor Zhang and Qingwei Ma is independent (see "Director Independence" below), and the Board of Directors believes that the independent directors provide effective oversight of management. The Board of Directors has not designated a lead director.  Our independent directors call and plan their executive sessions collaboratively and, between Board of Directors meetings, communicate with management and one another directly.  In the circumstances, the directors believe that formalizing in a lead director functions in which they all participate might detract from rather than enhance performance of their responsibilities as directors.

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

The Nominating Committee and the Board of Directors believe that the leadership skills and other experiences of the members of its Board of Directors, as described "Item 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – Directors and Executive Officers", provide the Company with a range of perspectives and judgment necessary to guide our strategies and monitor their execution.

Board of Directors Practices

Our business and affairs are managed under the direction of our Board of Directors. The primary responsibilities of our Board of Directors are to provide oversight, strategic guidance, counseling and direction to our management. It is our expectation that the Board of Directors will meet regularly on a quarterly basis and additionally as required.

Board of Directors' Role in Risk Oversight

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

Meetings of the Board of Directors

The Board of Directors held 8 meetings during 2014. No director attended fewer than 75% of the meetings of the Board of Directors. No director attended less than 75% of any meeting of a committee of which the director was a member in fiscal year 2013.

Involvement in Certain Legal Proceedings

None of our directors and officers has been involved in any of the legal proceedings specified in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board of Directors

Our Board of Directors has an Audit Committee, a Nominating Committee, and a Compensation Committee. Our Board of Directors has determined that Lawrence W. Leighton, Feng Li, Linyuan Zhai and Homer Sun, the members of these committees, are "independent" under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our Board of Directors has also determined that these persons have no material relationships with us — either directly or as a partner, stockholder or officer of any entity — which could be inconsistent with a finding of their independence as members of our Board of Directors.

Audit Committee

The Audit Committee was established on May 26, 2009.  The Audit Committee operates under a written charter.  The Audit Committee Charter can be found on our website at www.cxdc.net and can be made available in print free of charge to any shareholder who requests it.

The Audit Committee's charter states that the responsibilities of the Audit Committee shall include, among other things:

●	reviewing the Audit Committee's charter, annual report to stockholders and reports submitted to the SEC;
●	appointing the Company's independent auditors, confirming and reviewing their independence, and approving their fees;
●	reviewing the independent auditors' performance;
●	discussing with the independent auditor and management the independent auditor's judgment about the quality, not just the acceptability, of the Company's accounting principles;
●	following an audit, reviewing significant difficulties encountered during the audit; and
●	reviewing significant disagreements among management and the independent auditors in the preparation of the Company's financial statements.

In addition, the Audit Committee reviews and approves all transactions with affiliates, related parties, directors and executive officers.

The Audit Committee held 5 meetings during 2014. The members of the Audit Committee during 2014 were Lawrence Leighton, Feng Li and Linyuan Zhai. Mr. Leighton served as the Chairman of the Audit Committee. Each of the above-listed Audit Committee members were or are considered "independent" under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, as determined by the Board of Directors.

Our Board of Directors has determined that we have at least one audit committee financial expert, as defined in the Exchange Act, serving on our Audit Committee. Lawrence Leighton is the "audit committee financial expert" and is an independent member of our Board of Directors.

AUDIT COMMITTEE REPORT

The Audit Committee has reviewed and discussed our consolidated financial statements for the fiscal year ended December 31, 2014, including significant accounting policies applied by the Company in its consolidated financial statements, as well as alternative treatments with management and the Company's independent registered public accounting firm.  The Committee has discussed with the independent registered public accounting firm all matters required by the standards of the Public Company Accounting Oversight Board (the "PCAOB"), including those described in Auditing Standard No. 16, Communications with Audit Committees.

In addition, the Committee has received the letter from the independent registered public accounting firm required by the applicable PCAOB requirements concerning auditor independence, and the Committee has discussed with the independent registered public accounting firm their independence from the Company and its management. The Committee has also considered whether the independent registered public accounting firm's provision of non-audit services to the Company could affect the accountant's independence. The Committee has concluded that the independent registered public accounting firm is independent from the Company and its management. The Committee has discussed with the Company's independent registered public accounting firm the overall scope and plans for its audit.

Based on the Audit Committee's review of the matters noted above and its discussions with our independent registered public accounting firm and our management, the Audit Committee recommended to the Board of Directors that the financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Respectfully submitted by:

Lawrence Leighton (Chair)

Feng Li

Linyuan Zhai

Nominating Committee

The Nominating Committee was established on May 26, 2009.  The purpose of the Nominating Committee is to assist the Board of Directors in identifying qualified individuals to become members of the Board of Directors, in making recommendations to the Board of Directors as to the independence of each director, in monitoring significant developments in the law and practice of corporate governance and of the duties and responsibilities of directors of public companies, and in leading the Board of Directors in any annual performance self-evaluation, including establishing criteria to be used in connection with such evaluation.  The Nominating Committee held 1 meeting during 2014.

The members of the Nominating Committee during 2014 were Lawrence Leighton, Feng Li and Linyuan Zhai. Mr. Zhai served as the Chairman of the Nominating Committee.  Each of the above-listed Nominating Committee members is considered "independent" under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, as determined by the Board of Directors.

The Nominating Committee operates under a written charter. The Nominating Committee Charter can be found on our website at www.chinaxd.net and can be made available in print free of charge to any shareholder who requests it.

On September 28, 2011 the Company filed a Certificate of Designation with the Secretary of State of the State of Nevada (amended on January 24, 2014 and filed with the Secretary of State of the State of Nevada on January 27, 2014), which provides the holders of the Series D Preferred Stock with the right to elect up to two (2) directors to the Company's Board of Directors on the terms and conditions set forth therein.  There have been no other changes to the procedures by which the stockholders of the Company may recommend nominees to the Board of Directors since the filing of the Company's Definitive Proxy Statement on November 19, 2009 for its Annual Meeting of Stockholders, which was held on December 1, 2009.  The Nominating Committee will consider director candidates recommended by any reasonable source, including current Board of Directors members, stockholders, professional search firms or other persons.  The directors will not evaluate candidates differently based on who has made the recommendation.  The Board of Directors does not have a formal policy on Board of Directors candidate qualifications.  The Board of Directors may consider those factors it deems appropriate in evaluating director nominees made either by the Board of Directors or stockholders, including judgment, skill, strength of character, experience with businesses and organizations comparable in size or scope to the Company, experience and skill relative to other Board of Directors members, and specialized knowledge or experience in business or financial matters as would make such nominee an asset to the Board of Directors and may, under certain circumstances, be required to be "independent," as such term is defined in the NASDAQ Marketplace Rules and applicable SEC regulations.  Depending upon the current needs of the Board of Directors, certain factors may be weighed more or less heavily.  In considering candidates for the Board of Directors, the directors evaluate the entirety of each candidate's credentials and do not have any specific minimum qualifications that must be met.

Security holders wishing to submit the name of a person as a potential nominee to the Board of Directors must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the Nominating Committee at the following address: Nominating Committee of the Board of Directors, c/o China XD Plastics Company Limited, 500 Fifth Ave Suite 960, New York, NY 10110.  Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the Nominating Committee, and/or any other method the Nominating Committee deems appropriate, which may, but need not, include a questionnaire.  The Nominating Committee may solicit or receive information concerning potential nominees from any source it deems appropriate.  The Nominating Committee need not engage in an evaluation process unless (i) there is a vacancy on the Board of Directors, (ii) a director is not standing for re-election, or (iii) the Nominating Committee does not intend to recommend the nomination of a sitting director for re-election.  A potential director nominee recommended by a security holder will not be evaluated any differently than any other potential nominee.  Although it has not done so in the past, the Nominating Committee may retain search firms to assist in identifying suitable director candidates.

Compensation Committee

The Compensation Committee was established on May 26, 2009. The members of the Compensation Committee during 2013 were Lawrence Leighton, Feng Li, Homer Sun and Linyuan Zhai. Mr. Li served as the Chairman of the Compensation Committee.

Each of these members were or are considered "independent" under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, as determined by the Board of Directors. The Compensation Committee operates under a written charter.  The Compensation Committee Charter can be found on our website at www.chinaxd.net and can be made available in print free of charge to any shareholder who requests it.

The Compensation Committee discharges the Board of Directors' responsibilities relating to compensation of the Company's executive officers and administers our 2009 Stock Incentive Plan. The Committee has overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the Company. The Compensation Committee held one meeting during 2014.

Code of Business Conduct

We have adopted a code of business conduct that applies to our directors, officers and employees. A written copy of the code can be found on our website at www.chinaxd.net and can be made available in print to any shareholder upon request at no charge by writing to our Secretary, c/o China XD Plastics Company Limited, 500 Fifth Ave Suite 960, New York, NY 10110.  Our code of business conduct is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to the code.

Executive Sessions

Under NASDAQ Marketplace Rule 5605(b)(2), our independent directors are required to hold regular executive sessions. The chairperson of the executive session will rotate at each session so that each non-management director shall have an opportunity to serve as chairperson. Interested parties may communicate directly with the presiding director of the executive session or with the non-management directors as a group, by directing such written communication to Mr. Lawrence Leighton at c/o China XD Plastics Company Limited, 500 Fifth Ave Suite 960, New York, NY 10110.

Process for Sending Communications to the Board of Directors

The Board of Directors maintains a process for stockholders to communicate with the Board of Directors.  Stockholders wishing to communicate with the Board of Directors or any individual director may send an email through our website at www.chinaxd.net or mail a communication addressed to the Secretary of the Company, c/o China XD Plastics Company Limited, 500 Fifth Ave Suite 960, New York, NY 10110.  Any such communication must state the number of shares of common stock beneficially owned by the stockholder making the communication.  All of such communications will be forwarded to the full Board of Directors or to any individual director or directors to whom communication is directed unless the communication is clearly of a marketing nature or is inappropriate, in which case we have the authority to discard the communication or take appropriate legal action regarding the communication.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Such persons also are required to furnish our company with copies of all Section 16(a) forms they file.  Based solely on our review of copies of such forms received by us, we believe that during the fiscal year 2014, all of the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following is a discussion and analysis of our named executive officer compensation program for the year ended December 31, 2014 detailing what we pay to our named executive officers and how our compensation objectives and policies help achieve our business objectives.

Overview of Compensation Program

Our Compensation Committee has responsibility for establishing, implementing and monitoring adherence to our compensation philosophy and objectives. Our Compensation Committee is responsible for ensuring that the total compensation paid to our executive officers is fair, reasonable and competitive. Our compensation decisions with respect to executive officer salaries, annual incentives and long-term incentive opportunities are influenced by (a) the officer's level of responsibility and function; (b) our overall financial performance and, in some cases, the officer's business unit; and (c) our assessment of the competitive marketplace, including other peer companies.

Compensation Philosophy and Objectives

All of our compensation programs, including our executive compensation programs, are designed to attract and retain key employees in the highly competitive modified plastic marketplace in China. Our executive compensation programs are also designed to motivate our executives to achieve and reward them for superior performance in attaining corporate and individual objectives that create stockholder value. Different programs, including both cash and stock-based compensation, are geared towards short-term and long-term performance, respectively, with the goal of aligning employee interests with stockholder interests and increasing stockholder value over the long term. Executive compensation programs impact all employees by setting general levels of compensation and creating an environment of goals, reward and expectations. Finally, we endeavor to ensure that our compensation programs are viewed as fundamentally fair to our stockholders.

Compensation Programs and Process

Elements of Compensation

Elements of compensation for our named executive officers include base salary, non-equity incentive compensation, equity incentive awards, pension plan, health, disability and life insurance and certain other perquisites. We use salary as the base amount necessary to match our competitors for executive talent. We utilize cash incentive payments to reward performance achievements over the course of a one-year horizon and we use equity incentive awards to reward long-term performance, with excellent corporate performance and extended tenure producing potentially significant value for our named executive officers. We believe that this combination of programs provides an appropriate mix of fixed and variable pay, balances short-term operational performance with long-term stockholder value, and encourages executive recruitment and retention.

Compensation Process

Our Compensation Committee is responsible for establishing, implementing and monitoring the compensation of our named executive officers. When making compensation decisions, our Compensation Committee analyzes the dollar amount of each component of the executive officer's compensation, including current cash compensation (base salary and non-equity plan incentive compensation), long-term equity incentive program compensation, and any other compensation.

Except as set forth below, our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, or between cash and non-cash compensation. However, our philosophy is to pay our executive officers competitive levels of compensation that best reflect their individual responsibilities and contributions to us.

We choose to pay each element of compensation in order to attract and retain necessary talent, reward annual performance (on an individual, business unit and enterprise-wide basis) and provide incentives for achieving long-term strategic goals as well as short-term objectives. The amount of each element of compensation is determined by our Compensation Committee in consultation with our CEO with respect to the other named executive officers, and, with respect to the CEO, by our Compensation Committee. Compensation decisions for all named executive officers take into account the following factors:

•	Performance against corporate and individual objectives for the previous year;

•	Value of skills and capabilities to support our long-term performance;

•	Performance of general management responsibilities; and

•	Contribution as a member of our executive management team.

Base Salary

Base salary levels for our named executive officers are intended to compensate executives competitively within the modified plastic marketplace in China. Base salary rewards core competence in an executive role relative to an officer's skills, experience and contributions to our business. Base salaries are determined on an individual basis by evaluating each executive officer's scope of responsibility, past performance, and data on prevailing compensation levels in an appropriate market comparison group.

2009 Stock Option / Stock Issuance Plan

On May 26, 2009, we adopted our 2009 Stock Option / Stock Issuance Plan, supplemented by "Stock Award Grant Supplemental Provisions" in July 2013 (the "Plan"), under which 7,800,000 shares of common stock are reserved for issuance. The Plan provides for the grant of the following types of incentive awards: (i) stock options and (ii) stock issuances. Each of these is referred to individually as an "Award." Those who are eligible for Awards under the Plan include employees, directors and independent contractors who provide services to the Company and/or its affiliates.

Number of Shares of Common Stock Available Under the Plan

The Board of Directors has reserved 7,800,000 shares of the common stock for issuance under the Plan. As of December 31, 2014, 3,543,139 stock awards and 148,500 stock options have been granted under the Plan. Currently, approximately 105 employees and directors are eligible to participate in the Plan.

If the Company declares a dividend or other distribution or engages in a recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of shares or other securities of the Company, or other change in the corporate structure of the Company affecting the Company's common stock, the Board of Directors will adjust the number and class of shares that may be delivered under the Plan, the number, class, and price of shares covered by each outstanding Award, and the numerical per-person limits on Awards.

Shares of common stock subject to outstanding options shall be available for subsequent issuance under the Plan to the extent (1) the options expire or terminate for any reason prior to exercise in full or (2) the options are cancelled in accordance with the Plan. Unvested shares issued under the Plan and subsequently repurchased by the Company, at a price per share not greater than the option exercise or direct issue price paid per share, pursuant to the Company's repurchase rights under the Plan shall be added back to the number of shares of common stock reserved for issuance under the Plan and shall accordingly be available for reissuance through one or more subsequent option grants or direct stock issuances under the Plan.

Administration of the Plan

The Board of Directors administers the Plan. However, any or all administrative functions otherwise exercisable by the Board of Directors may be delegated to a committee of the Board of Directors (the "Committee"). Members of the Committee serve for such period of time as the Board of Directors may determine and shall be subject to removal by the Board of Directors at any time. The Board of Directors may also at any time terminate the functions of the Committee and reassume all powers and authority previously delegated to the Committee.  Subject to the terms of the Plan, the Board of Directors has the sole discretion to select the employees, independent contractors, and directors who will receive Awards, determine the terms and conditions of Awards, and to interpret the provisions of the Plan and outstanding Awards.

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

The Board of Directors determines the exercise price of options granted under the Plan, provided the exercise price (i) of incentive stock options must be at least equal to the fair market value of the common stock on the date of grant and (ii) of non-statutory stock options must be at least equal to 85% of the fair market value of the common stock on the date of grant. In addition, the exercise price of an incentive stock option granted to any participant who owns more than 10% of the total voting power of all classes of the Company's outstanding stock must be at least 110% of the fair market value of the common stock on the grant date.

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

The administrator of the Plan shall have the discretion to grant options that are exercisable for unvested shares. Should the optionee's service cease while the shares issued upon the early exercise of the optionee's option are still unvested, the Company shall have the right to repurchase any or all of the unvested shares in accordance with the Plan.

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

The participant shall have full stockholder rights with respect to any shares of common stock issued to the participant under the Plan, whether or not the participant's interest in those shares is vested. Accordingly, the participant shall have the right to vote such shares and to receive any regular cash dividends paid on such shares.

Should the participant cease to remain in service while holding one or more unvested shares issued under the Plan or should the performance objectives not be attained with respect to one or more such unvested shares, then the Company has the right to repurchase the unvested shares at the lower of (a) the purchase price paid per share or by the participants (b) the fair market value per share on the date participant's service ceased or the performance objective was not attained. The terms upon which such repurchase right shall be exercisable shall be established by the Board of Directors and set forth in the document evidencing such repurchase right.

The Board of Directors may in its discretion waive the surrender and cancellation of one or more unvested shares (or other assets attributable thereto) which would otherwise occur upon the non-completion of the vesting schedule applicable to those shares. Such waiver shall result in the immediate vesting of the participant's interest in the shares of common stock as to which the waiver applies. Such waiver may be effectuated at any time, whether before or after the Participant's service ceases or he or she attains the applicable performance objectives.

Transferability of Awards

Except as described below, Stock Option Awards granted under the Plan are generally not transferable, and all rights with respect to a Stock Option Award granted to a participant generally will be available during a participant's lifetime only to the participant. A participant may not transfer those rights except by will or by the laws of descent and distribution. Participant may transfer non-statutory stock options to family members, or one or more trusts or other entities for the benefit of or owned by family members or to a transferee's former spouse, consistent with applicable securities laws, provided that the participant receives no consideration for the transfer of an option and the transferred option shall continue to be subject to the same terms and conditions as were applicable to the option immediately before the transfer.

The Company has the right of first refusal with respect to any proposed disposition by an optionee or a participant of any shares of common stock issued under the Plan.  Such right of first refusal shall be exercisable and lapse in accordance with the terms established by the Board of Directors and set forth in the document evidencing such right.

Change of Control

In the event of a change of control, each outstanding option which is at the time outstanding will automatically become fully vested and exercisable and be released from any restrictions on transfer and repurchase or forfeiture rights, and the restrictions and conditions on all outstanding stock issuances will lapse immediately prior to the specified effective date of such change of control, for all of the shares at the time represented by such option or stock issuance. An outstanding option shall not fully vest and be exercisable and released from such limitations and a stock issuance will not be released from such restrictions and restrictions on stock issuances if and to the extent: (i) such option or stock issuance is, in connection with the change in control, either to be assumed by the successor corporation or parent thereof or to be replaced with a comparable option, stock appreciation right or stock issuance with respect to shares of the capital stock of the successor corporation or parent thereof, or (ii) such option or stock issuance is to be replaced with a cash incentive program of the successor corporation or parent thereof which preserves the compensation element of such option or stock issuance existing at the time of the change in control and provides for subsequent payout in accordance with the same vesting schedule applicable to such option or stock issuance. The determination of option or stock issuance comparability under clause (i) above shall be made by the Board of Directors.

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

In 2014, pursuant to the Company's 2010 Executive Compensation Program which sets forth cash and stock compensation of the Company's executives and directors, including the Company's named executive officers, the executive officers are entitled to receive compensation as follows:

Compensation for Mr. Jie Han, the Company's Chief Executive Officer: For fiscal year 2014, Mr. Han is entitled to a base salary of $27,592 (RMB 170,000) per month from January to March and $41,550 (RMB 256,000) per month from April to December. In addition, Mr. Han may receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year.

Compensation for Mr. Taylor Zhang, the Company's Chief Financial Officer:  For fiscal year 2014, Mr. Zhang is entitled to a monthly base salary of $15,620. On August 7, 2010, Mr. Zhang received options to purchase up to 100,000 shares of the Company's common stock at the exercise price of $8.01 per shares and 14,000 non-vested shares under our 2009 Stock Option / Stock Issuance Plan. One-third of the stock options shall vest on each anniversary of the grant date over a three-year period. The non-vested shares will vest on the third anniversary of the grant date. Mr. Zhang didn't exercise the options, which expired in 2013.  On August 7, 2013 and on August 7, 2014, Mr. Zhang received 14,000 and 17,220 non-vested shares, respectively, under our 2009 Stock Option/Stock Issuance Plan.  The restricted shares shall vest on the third anniversary of the grant date. In addition, Mr. Zhang may receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year.

Compensation for Mr. Qingwei Ma, the Company's Chief Operating Officer:  For fiscal year 2014, Mr. Ma is entitled to a base salary of $24,184 (RMB 149,000) per month from January to March and $16,068 (RMB 99,000) per month from April to December. On August 7, 2010, Mr. Ma was granted options to purchase up to 75,000 shares of the Company's common stock at the exercise price of $8.01 per share and 12,000 nonvested shares under our 2009 Stock Option / Stock Issuance Plan. One-third of the stock options shall vest on each anniversary of the grant date over a three-year period. The non-vested shares will vest on the third anniversary of the grant date. Mr. Ma didn't exercise the options, which expired in 2013. On August 7, 2013 and on August 7, 2014, Mr. Ma received 14,000 and 17,220 non-vested shares, respectively, under our 2009 Stock Option/Stock Issuance Plan. The restricted shares shall vest on the third anniversary of the grant date. In addition, Mr. Ma may receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year.

Compensation for Mr. Junjie Ma, the Company's Chief Technology Officer:  For fiscal year 2014, Mr. Ma is entitled to a base salary of $6,914 (RMB 42,600) per month from January to March and $4,609 (RMB 28,400) per month from April to December. On August 7, 2010, Mr. Ma was granted options to purchase up to 25,000 shares of the Company's common stock at the exercise price of $8.01 per share and 8,000 nonvested shares under our 2009 Stock Option / Stock Issuance Plan. One-third of the stock options shall vest on each anniversary of the grant date over a three-year period. The non-vested shares will vest on the third anniversary of the grant date. Mr. Ma didn't exercise the options, which expired in 2013. On August 7, 2013 and on August 7, 2014, Mr. Ma received 13,530 and 16,060 non-vested shares, respectively, under our 2009 Stock Option/Stock Issuance Plan. The restricted shares shall vest on the third anniversary of the grant date. In addition, Mr. Ma may receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this filing on Form 10-K with management. Based on the Compensation Committee's review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for filing with the SEC.

Respectfully submitted,

COMPENSATION COMMITTEE

Lawrence W. Leighton
Feng Li
Linyuan Zhai
Homer Sun

The following table is a summary of the compensation paid to our executive officers for the two years ended December 31, 2014, 2013 and 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compens- ation ($)	Total ($)

Jie Han,	2014	456,729	498,604	-	-		-	-	-	955,333
CEO	2013	282,762	-	-	-		-	-	-	282,762
	2012	485,551	-	-	-		-	-	-	485,551

Qingwei Ma,	2014	259,284	166,867	73,076	-		-	-	-	514,317
COO	2013	198,990	-	67,536	11,149		-	-	-	277,675
	2012	204,887	-	42,792	56,045	(1)	-	-	-	303,724

Taylor Zhang,	2014	211,414	290,203	73,076	-		-	-	-	589,783
CFO	2013	143,316	44,088	64,920	14,865		-	-	-	267,189
	2012	138,544	-	47,180	74,726	(1)	-	-	-	260,450

Junjie Ma,	2014	117,334	41,137	62,787	-		-	-	-	240,698
CTO	2013	138,711	-	50,664	-		-	-	-	197,161
	2012	124,651	31,162	30,488	-		-	-	-	252,833

Kenan Gong	2014	79,645	34,184	29,997	-		-	-	-	164,210
Secretary to the Board of Directors	2013	70,630	-	16,368	-		-	-	-	105,190
	2012	70,116	15,581	4,704	-		-	-	-	120,977

(1)	Stock and option awards represent the amount of stock compensation expense recognized in 2014, 2013 and 2012 in accordance with FASB ASC 718.

The following is a summary of all options, unvested stock and equity incentive plans for our executive officers for the year ended December 31, 2014.

GRANTS OF PLAN-BASED AWARDS

	Grant Date (Grant	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan (2)			All Other Stocks Awards: Number of Shares of		All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option Awards
Name	Approval Date) (1)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)		Underlying Options (#)	Awards ($/Sh)	Option Awards
Jie Han, CEO		-	-	-	-	-	-	-		-	-
Taylor Zhang, CFO	August 7, 2014	-	-	-	-	-	-	17,220	(3)	-	-	88,166
Qingwei Ma, COO	August 7, 2014	-	-	-	-	-	-	17,220	(3)	-	-	88,166
Junjie Ma, CTO	August 7, 2014	-	-	-	-	-	-	16,060	(3)	-	-	82,227
Kenan Gong Sereatry to the Board of Directors	August 7, 2014	-	-	-	-	-	-	9,840	(3)	-	-	50,381

(1)	The "Grant Approval Date" is the date on which our Board of Directors approved the grant.
(2)	The Company's equity incentive plan does not provide for thresholds or maximums; the amounts listed represent the actual awards to the named executive officers for fiscal 2014.
(3)
These awards represent restricted stock units granted to the individual pursuant to the Company's 2009 Stock Option / Stock Issuance Plan, as amended, for services rendered to the Company. The Shares shall vest on the date that is three years after August 7, 2014, the date on which our Board of Directors approved such grant. No purchase price was paid for these awards.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of stock or units of stock that have not vested ($)
Jie Han, CEO	-	-	-	-	-	-	-
Taylor Zhang, CFO	-	-	-	-	-	59,220	272,126
Qingwei Ma, COO	-	-	-	-	-	59,220	272,126
Junjie Ma, CTO	-	-	-	-	-	51,590	237,697
Kenan Gong, Secretary to the Board of Directors	-	-	-	-	-	25,840	120,221

Employment Agreements

All of our officers have entered into employment agreements with the Company.

On December 31, 2011, Jie Han and China XD's subsidiary, Xinda Group, entered into an employment agreement and an employment memorandum, pursuant to which Mr. Han received a monthly salary of RMB170,000(approximately US$27,592) from January to March, 2014. Since April 2014, Jie Han received a monthly salary of RMB 256,000 (approximately US$41,550) and awards of shares of China XD's common stock and options to purchase shares of China XD's common stock, as determined by the Compensation Committee of the Board of Directors.  Also, Mr. Han will receive an annual bonus of RMB 3,072,000 (approximately US$498,604), which amount is subject to the Company's achievement of the corresponding year's performance goals.  The calculation of the annual performance-based salary is based on a method set forth in Xinda Group's compensation management policy.  The term of employment is five years beginning on January 1, 2012.  The employer and employee may reach consent and terminate Mr. Han's employment with Xinda Group, and Xinda Group may have the right to unilaterally terminate Mr. Han's employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice.

On December 31, 2011, Taylor Zhang and Xinda Group entered into an employment agreement and an employment memorandum, pursuant to which Mr. Zhang received a monthly salary of US$15,620 and awards of shares of China XD's common stock and options to purchase shares of China XD's common stock, as determined by the Compensation Committee of the Board of Directors.  In addition, Mr. Zhang received an annual performance-based salary of USD 23,978 in August 2014 and will receive an annual bonus of US$290,203, which amount is subject to the Company's achievement of the corresponding year's performance goals. The calculation of the annual performance-based salary is based on a method set forth in Xinda Group's compensation management policy. The term of employment is five years beginning on January 1, 2012.  The employer and employee may reach consent to terminate Mr. Zhang's employment with Xinda Group at any time and Xinda Group has the right to unilaterally terminate Mr. Zhang's employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice.  The employment agreement entered into between Mr. Zhang and Favor Sea (US) Inc., a China XD's subsidiary, on May 1, 2009 was terminated by a termination agreement executed by and among Mr. Zhang, Favor Sea (US) Inc. and Xinda Group on December 31, 2011.

On December 31, 2011, Qingwei Ma and Xinda Group entered into an employment agreement and an employment memorandum, pursuant to which Mr. Ma received a monthly salary of RMB149,000 (approximately US$24,184 from January to March, 2014. Since April, 2014, Qingwei Ma received a monthly RMB99,000 (approximately US$16,068), and awards of shares of China XD's common stock and options to purchase shares of China XD's common stock, as determined by the Compensation Committee of the Board of Directors.  Also, Mr. Ma will receive an annual performance-based salary of RMB259,500 (approximately US$42,118) and an annual bonus of RMB1,028,100 (approximately US$166,867), which amounts are subject to the Company's achievement of the corresponding year's performance goals.  The calculation of the annual performance-based salary is based on a method set forth in the Xinda Group's compensation management policy.  The term of employment is five years beginning on January 1, 2012.  The employer and employee  may reach consent to terminate Mr. Ma's employment with Xinda Group at any time and Xinda Group  has the right to unilaterally terminate Mr. Ma's employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice. That employment agreement entered into between Mr. Ma and Harbin Xinda on January 1, 2010 was terminated by a termination agreement executed by and among Mr. Ma, Harbin Xinda and Xinda Group on December 31, 2011.

On December 31, 2011, Junjie Ma and Xinda Group entered into an employment agreement and an employment memorandum, pursuant to which Mr. Ma received a monthly salary of RMB64,000 (approximately US$10,388) from January to March, 2014. Since April, 2014, Junjie Ma received a monthly RMB42,000 (approximately US$6,817), and awards of shares of China XD's common stock and options to purchase shares of China XD's common stock, as determined by the Compensation Committee of the Board of Directors.  In addition, Mr. Ma will receive an annual performance-based salary of RMB152,917 (approximately US$24,819) and annual bonus of RMB253,455 (approximately US$41,137), which amounts are subject to the Company's achievement of the corresponding year's performance goals.  The calculation of the annual performance-based salary is based on a method set forth in the Xinda Group's compensation management policy.  The term of employment is five years beginning on January 1, 2012.  The employer and employee may reach consent to terminate Mr. Ma's employment with Xinda Group  at any time and Xinda Group has the right to unilaterally terminate Mr. Ma's employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice.

On December 31, 2011, Kenan Gong and Xinda Group entered into an employment agreement and an employment memorandum, pursuant to which Mr. Gong received a monthly salary of RMB42,600 (approximately US$6,194) from January to March, 2014. Since April, 2014, Kenan Gong received a monthly RMB28,400 (approximately US$4,609), and awards of shares of China XD's common stock and options to purchase shares of China XD's common stock, as determined by the Compensation Committee of the Board of Directors.  In addition, Mr. Gong will receive an annual performance-based salary of RMB107,307 (approximately US$17,417) and annual bonus of RMB210,614 (approximately US$34,183)  which amounts are subject to the Company's achievement of the corresponding year's performance goals.  The calculation of the annual performance-based salary is based on a method set forth in the Xinda Group's compensation management policy.  The term of employment is five years beginning on January 1, 2012.  The employer and employee may reach consent to terminate Mr. Gong's employment with Xinda Group  at any time and Xinda Group has the right to unilaterally terminate Mr. Gong's employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice.

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

Director Compensation

On December 30, 2009, our Board of Directors approved 2010 Executive Compensation Program, which sets forth cash and stock compensation of the Company's executives and directors.  Under the 2010 Executive Compensation Program, the Company's employee directors receive no additional compensation for their services to the Company as directors, including the Chairman of the Board of Directors.  In addition, for fiscal year 2014, all non-employee directors who reside in China received an annual cash compensation of RMB 60,000 (approximately $9,738) after the first 18 months of continuous directorship and RMB36,000 (approximately $5,843) during the initial 18 months directorship and Lawrence Leighton, the non-employee director who resides outside of China, received annual cash compensation of $60,000. In addition, each non-employee director other than the two directors appointed by the Series D Preferred Stockholder is entitled to an annual stock award equal to a number of shares of the Company's common stock valued at $50,000 for those who reside outside of China, RMB50,000 (approximately $8,115) for Mr. Zhai , who resides in China, based on the market value of the common stock at the time of the stock award and such stock award shall vest six months after the grant date. Mr. Li will be eligible for an annual stock award equal to a number of shares of the Company's common stock valued at RMB50,000 (approximately $8,115) after 18 months of continuous directorship. During the year ended December 31, 2014, the Company issued this stock award of 9,488 for the service rendered during the year ended December 31, 2013. The Company also accrued and recorded the stock award for the service rendered during the year ended December 31, 2014 as share base compensation expense.  The Company has repurchase rights on the unvested shares of the stock award.

The following is a summary of the compensation paid to our non-employee directors for the year ended December 31, 2014. Our employee directors do not receive compensation for their services to the Company as directors.

DIRECTOR COMPENSATION

Name (1) (2)	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Lawrence Leighton	60,000	50,000	-	-	-	-	110,000
Feng Li	8,198	-	-	-	-	-	8,198
Linyuan Zhai	9,738	8,115	-	-	-	-	17,853

(1)
Jie Han, Taylor Zhang and Qingwei Ma are not included in this table as they are our executive officers and thus received no compensation for their services as a director. For disclosure related to the compensation of Jie Han, Taylor Zhang and Qingwei Ma as an executive officer, see the "Summary Compensation Table" above.

(2)	Homer Sun and Jun Xu are not included in this table as they receive no compensation for serving on our Board.

Service Agreements

On November 14, 2010, the Company entered into a Service Agreement with Lawrence W. Leighton.  Pursuant to the terms of the Service Agreement, the Company shall (i) pay Mr. Leighton a fee of $5,000 per month ($60,000 annually); and (ii) award to Mr. Leighton under the Company's 2009 Equity Incentive Plan and pursuant to the terms of a restricted stock award agreement $50,000 in restricted shares of common stock of the Company on an annual basis (the "Stock"), which shall vest in accordance with the terms of the restricted stock award agreement.  The Stock shall be valued at the average closing price for the ten trading days prior to November 4, 2010, the date of the execution of the Service Agreement, and prior to each anniversary thereof. The Stock shall vest after six months of each year subject to Mr. Leighton's continued directorship with the Company, pursuant to such vesting schedule set forth in the restricted stock award agreement.

On November 14, 2010, the Company entered into a Service Agreement with Linyuan Zhai.  Pursuant to the terms of the Service Agreement, the Company shall (i) pay Mr. Zhai a fee of RMB5,000 per month (RMB60,000 annually); and (ii) award to Mr. Zhai under the Company's 2009 Equity Incentive Plan and pursuant to the terms of a restricted stock award agreement RMB50,000 in restricted shares of common stock of the Company on an annual basis (the "Stock"), which shall vest in accordance with the terms of the restricted stock award agreement.  The Stock shall be valued at the average closing price for the ten trading days prior to November 14, 2010, the date of the execution of the Service Agreement, and prior to each anniversary thereof. The Stock shall vest after twelve months of each year subject to Mr. Zhai's continued directorship with the Company, pursuant to such vesting schedule set forth in the restricted stock award agreement.

On November 14, 2012, the Company entered into a Service Agreement with Feng Li.  Pursuant to the terms of the Service Agreement, the Company shall (i) pay Mr. Li a fee of RMB3,000 per month (RMB36,000 annually) for 18 months, and then RMB5, 000 per month (RMB60,000 annually starting from May 14, 2014; and (ii) award to Mr. Li under the Company's 2009 Equity Incentive Plan and pursuant to the terms of a restricted stock award agreement RMB50,000 in restricted shares of common stock of the Company on an annual basis (the "Stock"), which shall vest in accordance with the terms of the restricted stock award agreement.  The Stock shall be valued at the average closing price for the ten trading days prior to May 14, 2014, the date of the execution of the Service Agreement, and prior to each anniversary thereof. The Stock shall vest after twelve months of each year subject to Mr. Li's continued directorship with the Company, pursuant to such vesting schedule set forth in the restricted stock award agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal year 2014, none of the members of our Compensation Committee was our current or former officer or employee.

No member of our Compensation Committee has had any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. No member of our Compensation Committee during 2014 was an officer of China XD or any of our subsidiaries.

None of our executive officers has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other organization whose executive officer served as a member of our Board or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans

The Company adopted the 2009 Stock Option / Stock Issuance Plan (the "Plan") on May 26, 2009, which reserved 7,800,000 shares of common stock for issuance under the Plan. The Plan allows the Company to issue awards of stock options and stock issuances to directors, officers, employees and consultants of the Company, which may be subject to restrictions.

The following table provides certain information with respect to the Company's Plan in effect as of December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options and unvested shares (a)	Weighted-average exercise price of outstanding options and unvested options (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)

Equity compensation plan approved by security holders – 2009 Stock Option / Stock Issuance Plan	647,288	-	3,857,861
Total	647,288	-	3,857,861

(a)	All securities are unvested shares.
(b)	Shares issued to employees are subject to a three-year vesting schedule.

As of December 31, 2014, the number of securities remaining available for future issuance under equity compensation plans was 3,857,861 shares.

Security Ownership Of Certain Beneficial Owners and Management

The following table sets forth certain information, as of December 31, 2014, with respect to the beneficial ownership of the outstanding share capital of our Company by (i) any holder of more than five percent (5%) of any class of our voting securities; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Jie Han (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 960, New York, New York 10110)	Series B Preferred Stock	1,000,000	(3)	100.0%
Jie Han	Common Stock	32,510,131	(3)	66.1%
Qingwei Ma (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 960, New York, New York 10110)	Common Stock	71,220		*
Junjie Ma (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 960, New York, New York 10110)	Common Stock	59,590		*
Taylor Zhang (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 960, New York, New York 10110)	Common Stock	73,220		*
Lawrence W. Leighton (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 960, New York, New York 10110)	Common Stock	63,121		*
Linyuan Zhai (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 960, New York, New York 10110)	Common Stock	9,472		*
Feng Li (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 960, New York, New York 10110)	Common Stock	9,549		*
XD. Engineering Plastics Company Limited (address: Palm Grove House, P.O. Box 438, Road Town, Tortola, British Virgin Islands)	Series B Preferred Stock	1,000,000	(3)	100.0%
XD. Engineering Plastics Company Limited	Common Stock	24,382,598	(3)	51.3%
MSPEA Modified Plastics Holding Limited (address: c/o Walkers Corporate Services Limited, Walker House, 87 Mary Street, George Town, Grand Cayman KY1-9005, Cayman Islands)	Series D Preferred Stock	16,000,000	(4)	100.0%
Total Ownership of Common Stock by All Directors and Executive Officers as a Group		32,756,956		76.7%

 *           Less than 1%

(1)
The amount of beneficial ownership includes the number of shares of common stock and/or Series B Preferred Stock and/or Series D Preferred Stock, plus, in the case of each of the executive officer and directors and all officers and directors as a group, all shares issuable upon the exercise of the options held by them, which were exercisable as of March 13, 2014 or within 60 days thereafter. Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and the rules promulgated by the SEC, every person who has or shares the power to vote or to dispose of shares of common stock are deemed to be the "beneficial owner" of all the shares of common stock over which any such sole or shared power exists.

(2)	Based upon 49,151,796 shares of Common Stock outstanding, 1,000,000 shares of Series B Preferred Stock outstanding and 16,000,000 shares of Series D Preferred Stock outstanding as of December 31, 2014
(3)
Mr. Jie Han beneficially owns (i) 32,510,131 shares of Common Stock, representing 66.1% of our total outstanding Common Stock, which includes 8,127,533 shares of Common Stock directly held by Mr. Jie Han and 24,382,598 shares of Common Stock beneficially owned by Mr. Jie Han through his sole ownership of XD Engineering Plastics, and (ii) 1,000,000 shares of Series B Preferred Stock through his sole ownership of XD Engineering Plastics, representing 100% of our total outstanding Series B Preferred Stock.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Other than as described below, there have been no other transactions since January 1, 2013, or any currently proposed transaction, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $120,000 and in which any current or former director of officer of the Company, any 5% or greater shareholder of the Company or any member of the immediate family of any such persons had, or will have, a direct or indirect material interest other than as disclosed below.

During the years presented, the Company entered into related party transactions with (i) Xinda High-Tech, an entity controlled by the wife of Mr. Han, the chief executive officer and controlling stockholder of the Company, and (ii) Mr. Han's son.

The Company rents the following plant and office buildings in Harbin, Heilongjiang province from Xinda High-Tech and Mr. Han's son:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Plant and office building	20,250	665,440	Between May 1, 2012 and December 31, 2013
Office building	250	8,115	Between January 1, 2012 and December 31, 2013
Office building	3,394	110,173	Between May 1, 2012 and April 30, 2013
Office building	3,394	110,173	Between May 1, 2013 and December 31, 2013
Office building	23,894	775,613	Between January 1, 2014 and December 31, 2018

 The Company rents the following facilities in Harbin, Heilongjiang province from Mr. Han's son:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Facility	3,134	16,231	Between January 1, 2014 and December 31, 2014
Facility	200	6,492	Between August 17, 2014 and August 16, 2015

Total rental expenses paid or payable to Xinda High-Tech amounted to US$775,189, US$785,449 and US$618,605 during the years ended December 31, 2014, 2013 and 2012, respectively. Total rental expenses paid or payable to Mr. Han's son amounted to US$16,271, US$16,266 and US$15,852 during the years ended December 31, 2014, 2013 and 2012, respectively.

It is our policy that we will not enter into any related party transactions unless the Audit Committee or another independent body of the Board of Directors first reviews and approves such transaction over US$120,000.

Director Independence

A majority of the directors serving on our Board of Directors must be independent directors under Rule 5605(b)(1) of the Marketplace Rules of The NASDAQ Stock Market ("NASDAQ"). The Board of Directors has a responsibility to make an affirmative determination whether a directors has a material relationships with the listed company through the application of Rule 5605(a)(2) of the Marketplace Rules of NASDAQ, which provides the definition of an independent director.

The Board of Directors has determined that each of the directors, except Jie Han, Taylor Zhang and Qingwei Ma, has no relationship that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is an "independent director" as defined in the Marketplace Rules of NASDAQ. In determining the independence of our directors, the Board of Directors has adopted independence standards that follow the criteria specified by applicable laws and regulations of the SEC and the Marketplace Rules of NASDAQ. In determining the independence of our directors, the Board of Directors considered all transactions in which the Company and any director had any interest, including those discussed under "Certain Relationships and Related Transactions" above.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent accountants for the audits of our annual financial statements for the years ended December 31, 2014 and 2013 was KPMG.  The following table shows the fees paid and to be paid by us to KPMG.

	2014	2013
Audit Fees	$1,298,175	$1,005,660
Audit-Related Fees	-	130,412
Tax Fees	20,769	24,622
All Other Fees	44,674	-
Total paid to independent public audit firms	$1,363,618	$1,160,694

Audit Fees

Audit fees were paid for professional services rendered for the audit of our annual financial statements and the review of our quarterly financial statements and statutory audits. We paid or accrued expenses of US$1,298,175 and US$1,005,660 related to KPMG's audits of our annual financial statements, reviews of our quarterly financial statements and statutory audits for the years ended December 31, 2014 and 2013.

Audit-Related Fees

During the year ended December 31, 2013, we paid US$130,412 for audit-related services in connection with the bond issuance.

Tax Fees

During the years ended December 31, 2014 and 2013, we paid or accrued expense of US$20,769 and US$24,622, respectively for professional services rendered for tax compliance work and transfer pricing services.

All Other Fees

Fees for all other services and related expenses were US$44,674 and nil, respectively, for the years ended December 31, 2014 and 2013, billed by KPMG for SOX compliance services.

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a)  The following are filed with this Annual Report:

 (1)  The financial statements listed on the Financial Statements Table of Contents.

 (2)  Not applicable.

 (3)  The exhibits referred to below, which include the following management contracts or compensatory plans or arrangements:

●	Service Agreement effective as of November 14, 2010 between China XD Plastics Company Limited and Linyuan Zhai

●	Service Agreement effective as of November 14, 2010 between China XD Plastics Company Limited and Lawrence W. Leighton

●	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Jie Han

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Jie Han

●	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Qingwei Ma

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Qingwei Ma

●	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Taylor Zhang

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Taylor Zhang

●	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Junjie Ma

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Junjie Ma

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Kenan Gong

●	Service Agreement dated November 14, 2012 between China XD Plastics Company Limited and Feng Li

(b) The exhibits listed on the Exhibit Index are filed as part of this Annual Report.

(c) Not applicable.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Incorporated by Reference Herein from the Following Filing
3.1	Articles of Incorporation	Filed as an exhibit to the Company's registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006.
3.2	Amendment to Articles of Incorporation	Filed as Appendix I of Company's definitive information statement on Schedule 14C, as filed with the Securities and Exchange Commission on March 12, 2009.
3.3	Bylaws	Filed as an exhibit to the Company's registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006.
3.4	Form of Second Amendment to Articles of Incorporation of the Company	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
3.5	Second Amended and Restated Bylaws	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on November 8, 2011.
3.6	Forms of Certificates of Correction	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
4.1	Specimen Stock Certificate	Filed as an exhibit to the Company's registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006.
4.2	Certificate of Designation of Series A Convertible Preferred Stock	Filed as an exhibit to the Company's definitive information statement on Schedule 14C, as filed with the Securities and Exchange Commission on March 12, 2009.
4.3	Certificate of Designation of Series B Preferred Stock	Filed as an exhibit to the Company's definitive information statement on Schedule 14C, as filed with the Securities and Exchange Commission on March 12, 2009.
4.4	Form of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
4.5	Form of Series A Warrant to Purchase Common Stock	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
4.6	Form of Series B Warrant to Purchase Common Stock	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
4.7	Form of indenture with respect to senior debt securities, to be entered into between registrant and a trustee acceptable to the registrant, if any	Filed as an exhibit to the Company's registration statement on Form S-3, as amended, as filed with the Securities and Exchange Commission on June 10, 2010.
4.8	Form of indenture with respect to subordinated debt securities, to be entered into between registrant and a trustee acceptable to the registrant, if any	Filed as an exhibit to the Company's registration statement on Form S-3, as amended, as filed with the Securities and Exchange Commission on June 10, 2010.
4.9	Form of Common Stock Purchase Warrant	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
4.10	Registration Rights Agreement entered into by and between the Company and MSPEA Modified Plastics Holding Limited on August 15, 2011	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
4.11	Form of Certificate of Designation, Preferences and Rights of Series D Junior Convertible Preferred Stock	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
4.12	Form of Amended and Restated Certificate of Designation, Preferences and Rights of Series D Junior Convertible Preferred Stock	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2014.
4.13
Purchase Agreement entered into by and among the Company, Favor Sea (BVI), Xinda Holding (HK), Morgan Stanley & Co. International PLC, UBS AG, Hong Kong Branch, the HongKong and Shanghai Banking Corporation Limited and China Minsheng Banking Corp., Ltd. Hong Kong Branch on January 24, 2014
Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2014.

4.14	Indenture, dated February 4, 2014, constituting US$150 million 11.75% Guaranteed Senior Notes Due 2019	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2014.
10.1	2009 Stock Option/Stock Issuance Plan	Filed as an appendix to the Company's definitive proxy statement on Schedule 14A, as filed with the Securities and Exchange Commission on November 11, 2009.
10.2	District Entry Agreement and Memorandum dated April 14, 2010 by and between Harbin Xinda Macromolecule Material Co., Ltd. and Harbin Economic and Technological Development Zone Administration	Filed as an exhibit to the Company's quarterly report on Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2010.
10.3	Letter Agreement, dated October 4, 2010, between China XD Plastics Company Limited and Rodman & Renshaw, LLC	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.4	Securities Purchase Agreement dated October 4, 2010, among China XD Plastics Company Limited and certain institutional investors	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.5	Amendment Agreement, dated as of September 30, 2010, to the Securities Purchase Agreement dated November 27, 2009 among China XD Plastics Company Limited and the purchasers named therein	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.6	Service Agreement effective as of October 4, 2010 between China XD Plastics Company Limited and Robert Brisotti	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on October 7, 2010.
10.7	Service Agreement dated November 14, 2010 between China XD Plastics Company Limited and Linyuan Zhai *	Filed as an exhibit to the Company's current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.8	Service Agreement dated November 14, 2010 between China XD Plastics Company Limited and Lawrence Leighton	Filed as an exhibit to the Company's current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.9	Stock Award Grant Supplemental Provisions	Filed as an exhibit to the Company's current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.10	Securities Purchase Agreement entered into by and between the Company, MSPEA Modified Plastics Holding Limited, XD. Engineering Plastics Company Limited, and Mr. Jie Han on August 15, 2011	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.11	Stockholders' Agreement entered into by and between MSPEA Modified Plastics Holding Limited, XD. Engineering Plastics Company Limited, and Mr. Jie Han on August 15, 2011	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.12	Form of Pledge Agreement by and between MSPEA Modified Plastics Holding Limited and XD. Engineering Plastics Company Limited	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.

10.13	Form of Indemnification Agreement	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.14	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Jie Han *	Filed as an exhibit to the Company's current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.15	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Jie Han	Filed as an exhibit to the Company's current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.16	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Qingwei Ma *	Filed as an exhibit to the Company's current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.17	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Qingwei Ma	Filed as an exhibit to the Company's current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.18	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Taylor Zhang *	Filed as an exhibit to the Company's current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.19	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Taylor Zhang	Filed as an exhibit to the Company's current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.20	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Junjie Ma *	Filed as an exhibit to the Company's current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.21	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Junjie Ma	Filed as an exhibit to the Company's current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.22	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Kenan Gong *	Filed herewith
10.23	Service Agreement dated November 14, 2012 between China XD Plastics Company Limited and Feng Li *	Filed as an exhibit to the Company's current report on Form 10-K, as filed with the Securities and Exchange Commission on March 25, 2013.
14.1	Code of Business Conduct	Filed as an exhibit to the Company's current report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
16.1	Letter, dated December 31, 2008, from Robison, Hill & Co. to the Securities and Exchange Commission	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on December 31, 2008, and incorporated herein by this reference.
16.2	Letter, dated November 4, 2009 from Bagell Josephs Levine & Company, LLC, to the Securities and Exchange Commission	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on November 6, 2009.
16.3	Letter, dated August 15, 2011, from Moore Stephens Hong Kong, to the Securities and Exchange Commission	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
21.1	Subsidiaries of Registrant	Filed herewith
23.1	Consent of KPMG	Filed herewith
31.1	Certification of Principal Executive Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith
101.	Interactive Data Files	Filed herewith

* English translation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2015

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
Taylor Zhang
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Jie Han	Chairman and Chief Executive Officer	March 16, 2015
Jie Han	(Principal Executive Officer)

/s/ Taylor Zhang	Chief Financial Officer	March 16, 2015
Taylor Zhang	(Principal Financial and Accounting Officer)

/s/ Qingwei Ma	Director	March 16, 2015
Qingwei Ma

/s/ Lawrence Leighton	Director	March 16, 2015
Lawrence Leighton

/s/ Feng Li	Director	March 16, 2015
Feng Li

/s/ Linyuan Zhai	Director	March 16, 2015
Linyuan Zhai

/s/ Homer Sun	Director	March 16, 2015
Homer Sun

/s/ Jun Xu	Director	March 16, 2015
Jun Xu

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
China XD Plastics Company Limited:

We have audited the accompanying consolidated balance sheets of China XD Plastics Company Limited and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China XD Plastics Company Limited and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), China XD Plastics Company Limited's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG

Hong Kong, China
March 16, 2015

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	45,456,612	95,545,904
Restricted cash	12,545,772	13,708,971
Time deposits	238,532,702	281,343,641
Accounts receivable, net of allowance for doubtful accounts	203,998,138	282,320,819
Amounts due from a related party	220,262	225,752
Inventories	249,797,244	144,885,688
Prepaid expenses and other current assets	11,253,828	8,418,143
Total current assets	761,804,558	826,448,918
Property, plant and equipment, net	318,324,600	233,841,735
Land use rights, net	11,896,542	12,457,001
Prepayments to equipment suppliers	182,259,578	1,332,742
Other non-current assets	25,499,744	1,826,232
Total assets	1,299,785,022	1,075,906,628

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCKS AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank loans, including current portion of long-term bank loans	99,735,422	314,682,620
Bills payable	43,389,928	25,604,176
Accounts payable	152,073,014	122,457,396
Income taxes payable	3,269,115	18,631,698
Warrants liability	-	1,063,401
Accrued expenses and other current liabilities	24,484,583	55,893,004
Total current liabilities	322,952,062	538,332,295
Long-term bank loans, excluding current portion	174,274,446	-
Notes payable	148,617,057	-
Income taxes payable	14,025,825	8,224,057
Deferred income tax liabilities	16,951,551	19,428,706
Total liabilities	676,820,941	565,985,058

Redeemable Series D convertible preferred stock	97,576,465	97,576,465
Stockholders' equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 49,172,796 shares and 47,896,133 shares issued, 49,151,796, shares and 47,875,133 shares outstanding as of December 31, 2014 and 2013, respectively	4,916	4,789
Treasury stock, 21,000 shares at cost	(92,694)	(92,694)
Additional paid-in capital	80,875,787	76,341,659
Retained earnings	431,823,706	311,047,337
Accumulated other comprehensive income	12,775,801	25,043,914
Total stockholders' equity	525,387,616	412,345,105
Commitments and contingencies	-	-
Total liabilities, redeemable convertible preferred stocks and stockholders' equity	1,299,785,022	1,075,906,628

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013	2012
	US$	US$	US$

Revenues	1,110,685,692	1,050,816,364	599,818,968
Cost of revenues	(888,227,868)	(827,419,861)	(456,011,715)
Gross profit	222,457,824	223,396,503	143,807,253

Selling expenses	(728,232)	(243,975)	(273,289)
General and administrative expenses	(20,564,820)	(16,284,528)	(10,069,273)
Research and development expenses	(29,434,680)	(21,258,549)	(21,586,074)
Total operating expenses	(50,727,732)	(37,787,052)	(31,928,636)

Operating income	171,730,092	185,609,451	111,878,617

Interest income	10,984,980	6,788,243	4,601,336
Interest expense	(41,518,878)	(15,250,780)	(4,627,014)
Foreign currency exchange gains (losses)	(1,938,807))	2,519,486	561,829
Losses on foreign currency forward contracts	(1,067,162)	-	-
Change in fair value of embedded derivative liability	-	-	610
Change in fair value of warrants liability	(1,871,074)	(54,651)	2,854,177
Government grant	2,723,495	924,216	114,385
Total non-operating income (expenses), net	(32,687,446)	(5,073,486)	3,505,323

Income before income taxes	139,042,646	180,535,965	115,383,940

Income tax expense	(18,266,277)	(46,697,120)	(29,516,193)

Net income	120,776,369	133,838,845	85,867,747

Earnings per common stock:
Basic and diluted	1.85	2.08	1.35

Net Income	120,776,369	133,838,845	85,867,747

Other comprehensive income (loss)
Foreign currency translation adjustment, net of nil income taxes	(12,268,113)	10,385,656	3,180,381

Comprehensive income	108,508,256	144,224,501	89,048,128

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Series B Preferred Stock		Common Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings	Comprehensive Income	Stockholders' Equity
		US$		US$	US$	US$	US$	US$	US$
Balance at January 1, 2012	1,000,000	100	47,527,367	4,754	(92,694)	71,190,659	91,340,855	11,477,877	173,921,551
Net income	-	-	-	-	-	-	85,867,747	-	85,867,747
Other comprehensive income - Foreign currency translation adjustment, net of nil income taxes	-	-	-	-	-	-	-	3,180,381	3,180,381
Stock based compensation	-	-	-	-	-	1,393,255	-	-	1,393,255
Dividends to redeemable Series C Convertible preferred stockholders	-	-	-	-	-	-	(110)	-	(110)
Vesting of unvested shares	-	-	36,405	4	-	(4)	-	-	-
Balance as of December 31, 2012	1,000,000	100	47,563,772	4,758	(92,694)	72,583,910	177,208,492	14,658,258	264,362,824
Net income	-	-	-	-	-	-	133,838,845	-	133,838,845
Other comprehensive income - Foreign currency translation adjustment, net of nil income taxes	-	-	-	-	-	-	-	10,385,656	10,385,656
Stock based compensation	-	-	-	-	-	3,757,780	-	-	3,757,780
Vesting of unvested shares	-	-	311,361	31	-	(31)	-	-	-
Balance as of December 31, 2013	1,000,000	100	47,875,133	4,789	(92,694)	76,341,659	311,047,337	25,043,914	412,345,105
New income	-	-	-	-	-		120,776,369	-	120,776,369
Other comprehensive loss-Foreign currency translation adjustment, net of nil income taxes	-	-	-	-	-	-	-	(12,268,113)	(12,268,113)
Stock based compensation	-	-	-	-	-	1,003,040	-		1,003,040
Exercise of Series A investor warrants	-	-	602,458	60	-	3,531,155	-	-	3,531,215
Vesting of unvested shares	-	-	674,205	67	-	(67)	-	-	-
Balance as of December 31, 2014	1,000,000	100	49,151,796	4,916	(92,694)	80,875,787	431,823,706	12,775,801	525,387,616

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	US$	US$	US$
Cash flows from operating activities:
Net income	120,776,369	133,838,845	85,867,747
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net provision (reversal) for doubtful accounts	(35,849)	(2,293)	34,491
Depreciation and amortization	22,916,893	21,420,723	10,705,037
Stock-based compensation	1,003,040	3,757,780	1,393,255
Change in fair value of embedded derivative liability	-	-	(610)
Change in fair value of warrants liability	1,871,074	54,651	(2,854,177)
Amortization of discount and issuance cost of the Notes	898,634	-	-
Change in fair value of forward contract	2,435	-	-
Foreign currency exchange losses (gains)	2,051,596	(2,519,486)	(561,829)
Losses on disposals of property, plant and equipment	10,292	4,817	-
Deferred income tax benefit	(2,018,757)	(1,880,228)	(1,574,995)
Change in operating assets and liabilities:
Restricted cash	(6,427,562)	6,082,662	(827,585)
Accounts receivable	72,318,976	(132,230,006)	(97,157,176)
Amounts due from a related party	-	6,534	(137,904)
Inventories	(109,198,972)	(63,358,285)	(32,494,523)
Prepaid expenses and other current assets	(3,719,794)	(2,134,119)	6,830,122
Other non-current assets	-	1,435	96,741
Bills payable	18,538,133	15,676,880	(12,998,869)
Accounts payable	32,823,457	113,429,086	6,576,382
Income taxes payable	(8,996,712)	17,835,057	2,604,368
Accrued expenses and other current liabilities	5,935,116	5,662,472	3,044,530
Net cash provided by (used in) operating activities	148,748,369	115,646,525	(31,454,995)
Cash flows from investing activities:
Purchase of time deposits	(626,994,741)	(460,292,902)	(374,481,497)
Proceeds from maturity of time deposits	663,216,581	231,849,776	327,121,555
Purchases of and deposits for property, plant and equipment	(334,092,742)	(21,461,391)	(97,492,169)
Purchase of land use rights	(1,460,754)	-	-
Net cash used in investing activities	(299,331,656)	(249,904,517)	(144,852,111)
Cash flows from financing activities:
Proceeds from bank borrowings	797,615,642	503,843,151	243,045,097
Repayment of bank borrowings	(831,932,534)	(358,190,868)	(114,369,501)
Redemption of redeemable Series C convertible preferred stock	-	-	(1,829)
Proceeds from Senior Notes Payable	148,396,175	-	-
Payment of issuance costs of the Notes	(4,718,452)	-	-
Proceeds from exercise of Series A investor warrants	596,740	-	-
Dividends paid to Series C convertible preferred stockholders	-	-	(110)
Release of restricted cash as collateral for bank borrowings	10,022,398	5,733,852	-
Placement of restricted cash as collateral for bank borrowings	(20,612,868)	(8,173,789)	(4,775,204)
Net cash provided by financing activities	99,367,101	143,212,346	123,898,453
Effect of foreign currency exchange rate changes on cash and cash equivalents	1,126,894	2,768,948	748,869
Net increase (decrease) in cash and cash equivalents	(50,089,292)	11,723,302	(51,659,784)
Cash and cash equivalents at beginning of year	95,545,904	83,822,602	135,482,386
Cash and cash equivalents at end of year	45,456,612	95,545,904	83,822,602
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	33,537,952	15,413,648	3,618,679
Income taxes paid	29,288,894	30,742,291	28,486,820
Non-cash investing and financing activities:
Accrual for purchase of equipment	-	21,398,595	36,450,344
Accrual for issuance cost of the Notes	202,712	-	-

See accompanying notes to consolidated financial statements.

Note 1 – Description of business and significant concentrations and risks

China XD Plastics Company Limited ("China XD") is a holding company that is incorporated in the U.S. State of Nevada.  China XD and its subsidiaries (collectively referred to hereinafter as the "Company"), is primarily engaged in the research and development, production and sales of modified and engineering plastics products. The plastics products, which are manufactured by the Company, are primarily for use in the fabrication of automobile parts and components and secondarily for applications in high-speed railway, airplanes and ships and consist of the following major products categories: Acrylonitrile Butadiene Styrene ("ABS"), Polyamid6 ("PA6"), Polyamid66 ("PA66"), Polyformaldehyde ("POM"), Polypropylene ("PP"), Polyphenylene Oxide ("PPO"), Plastic Alloy, Polyphenylene Sulfide ("PPS"), Poly Imide ("PI"), Poly Ether Ether Ketone ("PEEK"), and Polylactide Acid ("PLA").

The Company's operations are primarily conducted through its subsidiaries in the People's Republic of China ("PRC") and Dubai, United Arab Emirates ("UAE").  The Company's other subsidiaries in the US, the British Virgin Islands ("BVI") and Hong Kong Special Administrative Region ("SAR"), do not have significant operations.

Sales concentration

The Company sells its products primarily through approved distributors in the PRC. To a lesser extent, the Company also sells its products to an overseas customer.  The Company's sales are highly concentrated.  Sales to distributors and end customer, which individually exceeded 10% of the Company's revenues for the years ended December 31, 2014, 2013 and 2012, are as follows:

(in millions, except percentage)	Years Ended December 31,
	2014		2013		2012
	US$	%	US$	%	US$	%
Distributor A, located in PRC	176.6	15.9%	209.4	19.9%	196.1	32.7%
Distributor B, located in PRC	139.8	12.6%	138.1	13.1%	88.5	14.8%
Distributor C, located in PRC	138.5	12.5%	63.8	6.1%	-	-
Distributor D, located in PRC	136.4	12.3%	250.7	23.9%	61.6	10.3%
Distributor E, located in PRC	134.0	12.1%	136.0	12.9%	85.4	14.2%
Direct customer F, located in ROK	140.1	12.6%	-	-	-	-
Total	865.4	78.0%	798.0	75.9%	431.6	72.0%

The Company expects revenues from these distributors and the customer to continue to represent a substantial portion of its revenue in the future. Any factors adversely affecting the automobile industry in the PRC and ROK or the business operations of these customers will have a material effect on the Company's business, financial position and results of operations.

Purchase concentration of raw materials and equipment

The principal raw materials used for the Company's production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon. The Company purchases substantially all of its raw materials through eight distributors.  Raw material purchases from these eight suppliers, which individually exceeded 10% of the Company's total raw material purchases, accounted for approximately 88%, 61%, 52% of the Company's total raw material purchases for the years ended December 31, 2014, 2013 and 2012, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company's business, financial position and results of operations.

The Company purchased equipment from two equipment distributors, which accounted for 99.6%, 34.6% and 99.9% of the Company's total equipment purchases for the years ended December 31, 2014, 2013 and 2012, respectively. Management believes that other suppliers could provide similar equipment on comparable terms.  A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which could adversely affect the Company's business, financial position and results of operations.  The majority owner of one of the major equipment distributors that supplied approximately 1.9%, 34.6% and 99.9% of the Company's total equipment purchases, is also the majority owner of a major raw material supplier that supplied approximately 0.4%, 13% and 22% of the Company's total raw material purchases for the years ended December 31, 2014, 2013 and 2012, respectively.  In addition, the majority owner of the equipment distributor is also the majority owner of sales Distributor E presented above.

Cash concentration

Cash and cash equivalents, restricted cash and time deposits maintained at banks consist of the following:

	December 31,
	2014	2013
	US$	US$
RMB denominated bank deposits with:
Financial Institutions in the PRC	311,377,750	389,522,815
U.S. dollar denominated bank deposits with:
Financial Institution in the U.S.	770,704	84,011
Financial Institutions in the PRC	17,139	-
Financial Institution in Hong Kong Special Administrative Region ("Hong Kong SAR")	1,366,224	847,559
Financial Institution in Macau Special Administrative Region ("Macau SAR")	47,868	-
Financial Institution in Dubai, United Arab Emirates ("UAE")	481,179	-
Euro denominated bank deposits with:
Financial institution in Hong Kong SAR	83,017	143,890
HK dollar denominated bank deposits with:
Financial institution in Hong Kong	6,723	-
Dirham denominated bank deposits with:
Financial institution in Dubai, UAE	112,815	-

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

Note 2 – Summary of significant accounting policies

(a) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

(b) Consolidation

The accompanying consolidated financial statements include the financial statements of China XD and its wholly-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated upon consolidation.

(c) Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant items subject to such estimates and assumptions include the recoverability of the carrying amounts of property, plant and equipment, the realizability of inventories, the useful lives of property, plant and equipment, the collectability of accounts receivable, the fair values of stock-based compensation awards, derivative liabilities and the accruals for tax uncertainties and other contingencies.  The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(d) Foreign Currency

The Company's reporting currency is the U.S. dollar (US$). The functional currency of China XD Plastics and its subsidiaries in the United States, BVI, Hong Kong and Dubai, UAE is the US$. The functional currency of China XD's subsidiaries in the PRC is Renminbi (RMB).

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

Assets and liabilities of subsidiaries with functional currencies other than US$ are translated into US$ using the exchange rate on the balance sheet date.  Revenues and expenses are translated into US$ at average rates prevailing during the reporting period. The differences resulting from such translation are recorded as a separate component of accumulated other comprehensive income within shareholders' equity.

Since the RMB is not a fully convertible currency, all foreign exchange transactions involving RMB must take place either through the People's Bank of China or other institutions authorized to buy and sell foreign exchange.

(e) Cash and cash equivalents, time deposits and restricted cash

Cash and cash equivalents consist of cash on hand, cash in bank and interest-bearing certificates of deposit with an initial term of three months or less when purchased.

Time deposits represent certificates of deposit with initial terms of six or twelve months when purchased.  As of December 31, 2014 and 2013, the Company's time deposits bear a weighted average interest rate of 3.0% and 3.1% per annum, respectively.

Cash that is restricted as to withdrawal or usage is reported as restricted cash in the consolidated balance sheets and is not included as cash and cash equivalents in the consolidated statements of cash flows.

Short-term bank deposits that are pledged as collateral for bills payable relating to purchases of raw materials are reported as restricted cash and amounted to US$11,868,855 and US$3,964,518 as of December 31, 2014 and 2013, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company. Short-term bank deposits that are pledged as collateral for letter of credit relating to purchases of raw materials are reported as restricted cash and amounted to US$676,917 and US$237,871 as of December 31, 2014 and 2013, respectively. The cash will be available for use by the Company 90 days from the issuance of the letter of credit. The cash flows from the pledged bank deposits, which relate to purchases of raw materials, are reported within cash flows from operating activities in the consolidated statements of cash flows.
Short-term bank deposits that are pledged as collateral for short-term bank borrowings are reported as restricted cash and amounted to nil and US$9,506,582 as of December 31, 2014 and 2013, respectively. Long-term bank deposits that are pledged as collateral for issuance of letter of guarantee are reported as other non-current assets and amounted to US$17,728,782 and nil as of December 31, 2014 and 2013, respectively. The cash flows from such bank deposits are reported within cash flows from financing activities in the consolidated statements of cash flows.

(f) Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. In establishing the required allowance, management considers historical losses, the amount of accounts receivables in dispute, the accounts receivables aging and the customers' payment patterns.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure related to its customers.

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

An appropriate allocation of depreciation expense of property, plant and equipment attributable to manufacturing activities base on normal capacity is capitalized as part of the cost of inventory, and expensed in cost of revenues when the inventory is sold.  Costs incurred in the construction of property, plant and equipment, including an allocation of interest expense incurred, are capitalized and transferred into their respective asset category when the assets are ready for their intended use, at which time depreciation commences. Ordinary maintenance and repairs are charged to expenses as incurred, while replacements and betterments are capitalized.  When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value of the item disposed and proceeds realized thereon.

Interest cost incurred in the construction of new facilities is capitalized and transferred out of construction in progress and into their respective assets categories when the assets are ready for their intended use, at which time depreciation commences.

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

Amortization expense of land use rights was US$259,310, US$224,587 and US$79,404 for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in general and administrative expenses.

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

Products sales

For sales in PRC, acceptance of delivery of the products by the distributors is evidenced by goods receipt notes signed by the distributors' customers (or end users). The distributors accept the products at the time they are delivered to the distributors' customers (or end customers).  Delivery acceptance is evidenced by signed goods receipt notes. The Company has no remaining obligations after the distributors' acceptance of the products. Under the terms of the contracts or purchase orders between the Company and the distributors, the risks and rewards of ownership of the products is transferred to the distributor upon the signing of the goods receipt notes and the distributor has no rights to return the products (other than for defective products). For sales to ROC, delivery of the products occurs at the point in time the product is delivered to the named port of shipment, which is when the risks and rewards of ownership are transferred to the customer. For the years ended December 31, 2014, 2013 and 2012, there were no sales returns from the customers.

The selling price, which is specified in the sales contracts or purchase orders, is fixed. Under the terms of the sales contract, upon the sale of the products to the distributors and the signing of the good receipts notes, the Company has the legal enforceable right to receive full payment of the sales price. The distributors' obligation to pay the Company is not dependent on the distributors selling the products or collecting cash from their customers (or end customers).

The Company's sales are net of value added tax ("VAT") and business tax collected on behalf of tax authorities in respect of product sales. VAT and business tax collected from customers, net of VAT paid for purchases, is recorded as a liability in the balance sheet until it is paid to the tax authorities.

Service revenue

The Company used to provide technical assistance and consultation services to manufacturing companies prior to 2014.
Revenue from technical support was recognized as the services were performed, which was evidenced by signed customer acceptance forms on a monthly basis.  Service revenue was recorded, net of business tax and surcharges, which was levied on the Company's service revenues generated in the PRC at the rate of 5.6%.

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

(o) Government Grants

Government grants are recognized when there is reasonable assurance that the Company will comply with the conditions attaching to them and the grants will be received. Government grants for the purpose of giving immediate financial support to the Company with no future related costs are recognized as other income in the Company's consolidated statements of comprehensive income.  Government grants that compensate the acquisition cost of an asset are deducted from the carrying amount of the asset and effectively recognized in profit or loss over the useful life of the asset by way of reduced depreciation expense.

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

(q) Bills Payable

Bills payable represent bills issued by financial institutions to the Company's raw material suppliers. The Company's suppliers receive payments from the financial institutions upon maturity of the bills and the Company is obliged to repay the face value of the bills to the financial institutions.

(r) Employee Benefit Plans

Pursuant to relevant PRC regulations, the Company is required to make contributions to various defined contribution plans organized by municipal and provincial PRC governments. The contributions are made for each PRC employee at rate of approximately 40% on a standard salary base as determined by local social security bureau. Contributions to the defined contribution plans are charged to the consolidated statements of comprehensive income when the related service is provided. For the years ended December 31, 2014, 2013 and 2012, the costs of the Company's contributions to the defined contribution plans amounted to US$1,555,471, US$1,024,728 and US$623,251, respectively.

For the years ended December 31, 2014 2013 and 2012, 78%, 80% and 60% of costs of employee benefits were recorded in general and administration expenses, respectively, with the remaining portion of costs of employee benefits in selling expenses, research and development expenses and cost of revenues each year.

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

(u) Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income attributable to common stockholders by the weighted average number of common stock outstanding during the year using the two-class method.  Under the two-class method, net income attributable to common stockholders is allocated between common stock and other participating securities based on participating rights in undistributed earnings. Nonvested shares, redeemable Series C and Series D convertible preferred stock are participating securities since the holders of these securities participate in dividends on the same basis as common stockholders.  Diluted EPS is calculated by dividing net income attributable to common stockholders as adjusted for the effect of dilutive common stock equivalent, if any, by the weighted average number of common stock and dilutive common stock equivalent outstanding during the year.  Potential dilutive securities are not included in the calculation of diluted earnings per share if the impact is anti-dilutive.

(v) Segment reporting

The Company uses the management approach in determining reportable operating segments.  The management approach consider the internal reporting used by the Company's chief operating decision maker for making operating decisions about the allocation of resources of the segment and the assessment of its performance in determining the Company's reportable operating segments. Management has determined that the Company has one operating segment, which is the modified plastics segment.

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

-	The fair value of restricted cash and time deposits as of December 31, 2014 and 2013 are categorized as Level 2 measurement.
-	The fair value of the warrants liability as of December 31, 2013 is categorized as Level 3 measurement.

-	The fair value of foreign currency forward contracts as of December 31, 2014 is categorized as Level 3 measurement.

Except for the foreign currency forward contracts and warrants liability, which was measured at fair value on a recurring basis as of December 31, 2014 and 2013, the Company did not have any financial assets and liabilities or nonfinancial assets and liabilities that are measured and recognized at fair value on a recurring or nonrecurring basis as of December 31, 2014 and 2013.  Management used the following methods and assumptions to estimate the fair values of financial instruments at the balance sheet dates:

-	Short-term financial instruments, including cash and cash equivalents, restricted cash, time deposits, accounts receivable, amounts due from a related party, short-term bank loans, bills payable, accounts payable and accrued expenses and other current liabilities- carrying amounts approximate fair values because of the short maturity of these instruments.

-	Long-term bank loans-fair value is based on the amount of future cash flows associated with each loan discounted at the Company's current borrowing rate for similar debt instruments of comparable terms. The carrying value of the long-term bank loans approximate their fair values as the long-term bank loans carry interest rates which approximate rates currently offered by the Company's banks for similar debt instruments of comparable maturities.

-	Notes payable-fair values of the Company's notes payable are estimated based on quoted market prices which are categorized as Level 1 measurement in the fair value hierarchy. As of December 31, 2014, the carrying amount and estimated fair value of the notes payable were US$148,617,057 and US$152,344,500, respectively.

-	Derivative liabilities on warrants liabilities- fair values are determined using an option-pricing model which considers the following significant inputs: the Company's stock price, risk-free interest rate and expected volatility of the Company's stock price over the term of the derivative liabilities.

-	Derivative liabilities on foreign currency forward contracts- fair values are determined using a discount cash flow model, which discounts the difference between the forward contract exchange rate from the quoted curve and the contract rate multiplied by the notional amounts. It considers the following significant inputs: risk-free rate and foreign exchange rate.

(x) Recently Issued Accounting Standards
The Financial Accounting Standards Borad issued Accounting Standards Update ( "ASU") No. 2014-09, Revenue from Contracts with Customers, in May 2014. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for annual reporting periods beginning after December 15, 2017. The Company will implement the provisions of ASU 2014-09 as of January 1, 2018. The Company has not yet determined the impact of the new standard on its current policies for revenue recognition.

Note 3 – Accounts receivable

Accounts receivable consists of the following:

	December 31,
	2014	2013
	US$	US$

Accounts receivable	204,108,050	282,466,580
Allowance for doubtful accounts	(109,912)	(145,761)
Accounts receivable, net	203,998,138	282,320,819

As of December 31, 2014 and 2013, the accounts receivable balances also include notes receivable in the amount of US$921,907 and US$7,481,629, respectively. As of December 31, 2014 and 2013, US$50,473,063 and US$133,778,940 respectively of accounts receivable are pledged for the short-term bank loans.

The movements of the allowance for doubtful accounts are as follows:

	Year ended December 31,
	2014	2013
	US$	US$

Balance at the beginning of the year	(145,761)	(148,054)
Reversal of bad debt allowance	35,849	2,293
Balance at the end of the year	(109,912)	(145,761)

Note 4 – Inventories

Inventories consist of the following:

	December 31,
	2014	2013
	US$	US$
Raw materials	241,853,814	135,120,514
Work in progress	207,181	2,551,621
Finished goods	7,736,249	7,213,553
Total inventories	249,797,244	144,885,688

There were no write down of inventories during the years ended December 31, 2014, 2013 and 2012.

Note 5 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2014	2013
	US$	US$

Advances to suppliers	168,614	920,277
Value added taxes receivables	6,407,547	3,924,767
Interest receivable	3,351,672	2,405,666
Others	1,325,995	1,167,433
Total prepaid expenses and other current assets	11,253,828	8,418,143

Interest receivable mainly represents interest income accrued from time deposits and restricted cash.  Others mainly include other prepaid expenses and staff advances.

Note 6 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	December 31,
	2014	2013
	US$	US$
Machinery, equipment and furniture	209,509,700	209,921,805
Motor vehicles	1,854,985	1,580,877
Workshops and buildings	79,009,346	62,217,256
Construction in progress	93,970,716	4,807,666
Total property, plant and equipment	384,344,747	278,527,604
Less: accumulated depreciation	(66,020,147)	(44,685,869)
Property, plant and equipment, net	318,324,600	233,841,735

Depreciation expense on property, plant and equipment was allocated to the following expense items:

	Years Ended December 31,
	2014	2013	2012
	US$	US$	US$

Cost of revenues	19,407,668	18,578,088	9,363,351
General and administrative expenses	1,155,419	958,976	232,576
Research and development expenses	2,094,496	1,659,072	1,029,706
Total depreciation expense	22,657,583	21,196,136	10,625,633

The Company capitalized US$113,317, nil and nil of interest costs as a component of the cost of construction in progress for the years ended December 31, 2014, 2013 and 2012 respectively.

Note 7 - Prepayments to equipment suppliers

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Nanchong Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion (equivalent to US$290.1 million) in property, plant and equipment and approximately RMB0.6 billion (equivalent to US$96.7 million) in working capital, for the construction of the Sichuan plant.  In December 2013, the Company entered into an equipment purchase contract with Harbin Jiamu Import & Export Trading Co., Ltd ("Jiamu") for a total consideration of RMB1,629.3 million (equivalent to US$262.6 million) to purchase 70 production lines. Pursuant to the contract, during the year ended December 31, 2014, the Company paid 65% of the total consideration i.e. RMB1,059.1 million (equivalent to US$170.7 million) as prepayments. In addition, the Company entered into a testing equipment purchase contract with Jiamu for a total consideration of RMB89.7 million (equivalent to US$14.5 million). During the year ended December 31, 2014, the Company paid 80% of the total consideration, i.e. RMB71.8 million (equivalent to US$11.6 million) as prepayments.

Note 8 - Foreign currency forward contracts

On March 14, 2014, the Company entered into a foreign currency forward contract with HSBC Bank (China) Company Ltd. (the "HSBC"), pursuant to which the Company would pay US$80 million to HSBC in exchange for RMB492 million on June 18, 2014.  On June 18, 2014, the Company paid HSBC US$1.1 million to settle the contract because the foreign exchange rate of USD had appreciated against RMB during the period of the forward contract.  The Company entered into another foreign currency forward contract with HSBC on June 18, 2014, pursuant to which the Company would pay US$50 million in exchange for RMB315 million on June 23, 2015.  Changes in fair value of the foreign currency forward contract dated June 18, 2014 amounted to US$2.4 thousand from the date of its inception to December 31, 2014 and was recognized in earnings because it did not qualify or was designated for hedge accounting.

During the years ended December 31, 2014, the Company recognized loss on foreign currency forward contracts in the amount of US$1.1 million.

Note 9 – Borrowings

(a)  Current

		December 31,
		2014	2013
		US$	US$
Unsecured loans		47,223,028	169,027,897
Loans secured by accounts receivable		40,292,686	100,434,445
Loans secured by bank deposits		-	36,960,867
Current portion of long-term bank loans (note b)		12,219,708	-

Total short-term bank loans, including current portion of long-term bank loans	(i)	99,735,422	306,423,209

Interest-free loan secured by land use rights	(ii)	-	8,259,411

Total short-term loans, including current portion of long-term bank loans		99,735,422	314,682,620

(i)	As of December 31, 2014 and 2013, the Company's short-term bank loans (including the current portion of long-term bank loans) bear a weighted average interest rate of 5.7% and 5.9% per annum, respectively. All short-term bank loans mature at various times within one year and contain no renewal terms.

(ii)	The Company obtained an interest-free loan in the amount of RMB50.0 million from a company affiliated with the People's Government of Shunqing District, Nanchong City, Sichuan Province ("Shunqing Government"). The loan was issued to support the Company's construction of a production plant in Sichuan. The Company repaid the loan in July 2014.

(b) Non-current

	December 31,
	2014	2013
	US$	US$
Secured loans	70,000,000	-
Unsecured loans	116,494,154	-
Less: current portion	12,219,708	-
Total long-term bank loans, excluding current portion	174,274,446	-

On January 17, 2014, the Company obtained four two-year unsecured loans with an aggregated principal amount of RMB150 million (equivalent to US$24.2 million) at 110% of Renminbi benchmark interest rates per annum from China Construction Bank. The Company has paid off these four loans in advance on December 29, 2014.

During March and April 2014, the Company obtained two 15-month unsecured loans of RMB50 million (equivalent to US$8.1 million) at an interest rate of 6.15% per annum from the Bank of Hei Longjiang Longjiang.

During the second quarter of 2014, the Company obtained seven two-year unsecured loans of RMB328 million (equivalent to US$52.9 million) at an interest rate of 6.15% per annum from Bank of China. The Company has paid off all of these loans in advance in December 2014.

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

On June 12, 2014, the Company obtained a three-year secured loan of US$70 million from Bank of China, at an interest rate of London Inter-Bank Offered Rate ("LIBOR", 2.5510% as of December 31, 2014) plus 2.6%.  The interest rate is reset every three months. The loan is secured by bank deposits amounted of US$17.7 million.

On July 1, 2014, the Company obtained three two-year unsecured loans of RMB122 million (equivalent to US$19.7 million) at an interest rate of 6.15% per annum from Bank of China.  The Company has paid off these three loans in advance in December 2014.

On December 11, 2014, the Company obtained a two-year unsecured loan of RMB197 million (equivalent to US$31.8 million), a one and half year unsecured loan of RMB1 million (equivalent to US$0.2 million) and a 385-day unsecured loan of RMB1 million (equivalent to US$0.2 million) at an interest rate of 6.60% per annum from Bank of Communication.

On December 16, 2014, the Company obtained an eighteen month unsecured loans of US$76.4 million from Bank of China, at LIBOR (2.5510% as of December 31, 2014) plus 1.7%.  The interest rate is reset every three months.

As of December 31, 2014, the Company had total lines of credit of RMB2,739.2 million (US$441.5 million) from PRC banks in Harbin, Heilongjiang province. As of December 31, 2014, the Company has unused lines of credit of RMB936.2 million (US$150.9 million) with remaining terms less than 12 months and RMB 102.9 million (US$16.6 million) with remaining terms beyond 12 months.

Certain lines of credit contain financial covenants such as total stockholders' equity, debt asset ratio, current ratio, contingent liability ratio and net profit. As of December 31, 2014, the Company has met these financial covenants.

Note 10 – Notes Payable

On February 4, 2014, Favor Sea Limited, a wholly owned subsidiary of the Company, issued US$150,000,000 aggregate principal amount of 11.75% Guaranteed Senior Notes due 2019 (the 'Notes') with issuance price of 99.080%. The Notes bear interest at a rate of 11.75% per annum, payable on February 4 and August 4 of each year, commencing August 4, 2014.  The Notes will mature on February 4, 2019.  Net proceeds after debt issuance costs and debt discount were approximately US$143.5 million.  Debt issuance costs in the amount of US$4.9 million are recorded as deferred charges and included in the other noncurrent assets on the consolidated balance sheet.  The debt discount and debt issuance costs are amortized into interest expense using the effective interest method over the terms of the Notes.

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

The Notes are guaranteed on a senior basis by China XD and Xinda Holding (HK) Company Limited ("Xinda Holding (HK)"), one of its direct subsidiaries. The Notes are secured by a lien on the share capital of Favor Sea Limited and Xinda Holding (HK).

For the year ended December 31, 2014, the Company recognized interest expenses of the Notes in the amount of US$16,870,122.

Note 11 – Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2014	2013
	US$	US$
Payables for purchase of property, plant and equipment	7,234,607	44,510,678
Accrued freight expenses	1,688,431	5,010,341
Accrued interest expenses	9,031,741	1,171,203
Others	6,529,804	5,200,782
Total accrued expenses and other current liabilities	24,484,583	55,893,004

Others mainly represent accrued payroll and employee benefits, non income tax payables, accrued issuance cost for the note offering, deferred revenue, and other accrued miscellaneous operating expenses.

Note 12 – Related party transactions

The Company entered into related party transactions with Harbin Xinda High-Tech Co., Ltd. ("Xinda High-Tech"), an entity controlled by the wife of Mr. Han, the chief executive officer and controlling stockholder of the Company and Mr. Han's son.  The significant related party transactions are summarized as follows:

The significant related party transactions are summarized as follows:

	Years Ended December 31,
	2014	2013	2012
	US$	US$	US$
Costs and expenses resulting from transactions with related parties:
Rental expenses for plant and office space	791,460	801,715	634,457

The balance due from a related party is summarized as follows:

	December 31,
	2014	2013
	US$	US$
Amounts due from a related party:
Prepaid rental expenses to Xinda High-Tech	220,262	225,752

The Company rents the following plant and office buildings in Harbin, Heilongjiang province from Xinda High-Tech:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Plant and office building	20,250	665,440	Between May 1, 2012 and December 31, 2013
Office building	250	8,115	Between January 1, 2012 and December 31, 2013
Office building	3,394	110,173	Between May 1, 2012 and April 30, 2013
Office building	3,394	110,173	Between May 1, 2013 and December 31, 2013
Office building	23,894	775,613	Between January 1, 2014 and December 31, 2018

The Company rents the following facilities in Harbin, Heilongjiang province from Mr. Han's son:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Facility	3,134	16,231	Between January 1, 2014 and December 31, 2014
Facility	200	6,492	Between August 17, 2014 and August 16, 2015

Note 13 – Income Taxes

China XD and Xinda Holding (HK) US Sub Inc. ("Xinda US)") (collectively referred to as the "U.S. Entities") are each subject to a tax rate of 34% and file separate U.S. federal income tax returns.  Favor Sea (US) Inc. ("Favor Sea (US)") was subject to a tax rate of 34% and file separate U.S. federal income tax returns before all of its assets and liabilities, business and employees were transferred to Xinda US in 2013, as a result of an internal organization.  Favor Sea (US) was liquidated after the reorganization.

Under the current laws of the British Virgin Island ("BVI"), Favor Sea Limited ("Favor Sea BVI"), a subsidiary of China XD, is not subject to tax on its income or capital gains.

No provision for Hong Kong Profits Tax was made for Xinda Holding (HK) Co., Ltd. ("Xinda HK"), (formerly known as Hong Kong Engineering Plastics Co., Ltd.), Xinda (HK) International Trading Co., Ltd. ("Xinda Trading"), and Xinda Hong Kong Trading Co., Ltd. ("HK Trading") as they did not have any assessable profits arising in or derived from Hong Kong for any of the periods presented.

Under the current laws of Dubai, AL Composites Materials FZE ("Dubai Composites"), a subsidiary of China XD, is exempted from income taxes.

The Company's PRC subsidiaries file separate income tax returns in the PRC.  Effective from January 1, 2008, the PRC statutory income tax rate is 25% according to the Corporate Income Tax ("CIT") Law which was passed by the National People's Congress on March 16, 2007.

Pursuant to an approval from the local tax authority in July 2013, Sichuan Xinda Enterprise Group Co., Ltd. ("Sichuan Xinda Group"), a subsidiary of China XD, became a qualified enterprise located in the western region of the PRC, which entitled it to a preferential income tax rate of 15% from January 1, 2013 to December 31, 2020.

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

China XD earnings from its subsidiaries in PRC and Dubai are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to its plan to indefinitely reinvest its earnings in the PRC, the Company has not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of US$434,416,319 and US$383,294,864 as of December 31, 2014 and 2013, respectively. In addition, due to its plan to indefinitely reinvest its earnings in Dubai, the Company has not provided for deferred income tax liabilities related to Dubai on undistributed earnings of US$83,272,307 and nil as of December 31, 2014 and 2013, respectively. It is not practicable to estimate the amounts of unrecognized deferred income tax liabilities thereof.

The components of income before income taxes are as follows:

	Years Ended December 31,
	2014	2013	2012
	US$	US$	US$

US	(4,957,190)	(4,768,725)	625,840
BVI	(16,070,146)	(7,685)	(4,208)
Hong Kong	(973,523)	(815,408)	(568,268)
Dubai	83,267,935	-	-
PRC, excluding Hong Kong	77,775,570	186,127,783	115,530,576
Total income before taxes	139,042,646	180,535,965	115,383,940

The Company's income tax expense (benefit) recognized in the consolidated statements of comprehensive income consists of the following:

	Years Ended December 31,
	2014	2013	2012
	US$	US$	US$

Current income tax expense-PRC	20,089,436	47,559,763	31,091,188
Current income tax expense-US	195,598	1,017,585	-
Deferred income tax benefit-PRC	(2,018,757)	(1,880,228)	(1,574,995)
Total income tax expense	18,266,277	46,697,120	29,516,193

The effective income tax rate based on income tax expense and income before income taxes reported in the consolidated statements of comprehensive income differs from the PRC statutory income tax rate of 25% due to the following:

	Years Ended December 31,
	2014	2013	2012
	US$	US$	US$

PRC statutory income tax rate	25%	25%	25%
Increase (decrease) in effective income tax rate resulting from:
Tax rate differential on entities not subject to PRC income tax	(12.1)%	(0.1)%	0.2%
Non-deductible expenses (non-taxable income)	0.6%	0.8%	(0.4)%
Preferential tax rate	(3.3)%	(0.7)%	(0.0)%
Change in valuation allowance	0.5%	(0.0)%	(0.4)%
Others	2.4%	0.9%	1.2%
Effective income tax rate	13.1%	25.9%	25.6%

Pursuant to an approval from the local tax authority in July 2013, Sichuan Xinda Enterprise Group Co., Ltd. ("Sichuan Xinda Group"), a subsidiary of China XD, became a qualified enterprise located in the western region of the PRC, which entitled it to a preferential income tax rate of 15% from January 1, 2013 to December 31, 2020. Under the current laws of Dubai, Al Composites Materials FZE ("Al Composites"), a subsidiary of China XD, is exempted from income taxes.

The principal components of the Company's deferred income tax assets and deferred income tax liabilities are as follows:

	December 31,
	2014	2013
	US$	US$

Deferred income tax assets:
Tax loss carryforwards	727,711	73,182
Less: valuation allowance	(727,711)	(73,182)
Deferred income tax assets, net	-	-

Deferred income tax liabilities:
Net assets of Research Institute granted to Research Center	1,185,638	3,134,131
Forward contract	(604)	-
Property, plant and equipment	15,766,517	16,294,575
Total deferred income tax liabilities	16,951,551	19,428,706

The Research Institute was established with a registered capital of approximately US$0.4 million in 2007.  The Research Institute provided research and development services to the Company's ultimate end customers.  In December 2010, for tax purposes and because the Research Institute could not meet the Company's development needs, the Company dissolved the Research Institute and formed a new legal entity, Heilongjiang Xinda Enterprise Group Macromolecule Materials R&D Center Company Limited ("Xinda Group Material Research"). Based on applicable regulations promulgated by the local Civil Affairs Bureau, only the local government has the authority for the distribution of the assets of the Research Institute upon liquidation.  Therefore, the Company dissolved the Research Institute by distributing the net assets of the Research Institute in the amount of US$84.0 million to the local government. The difference between the net assets in the amount of US$84.0 million and the amount of the initial registered capital of US$0.4 million represents undistributed accumulated profit generated by the Research Institute from its inception date to its liquidation date.  Simultaneously, the local government granted the net assets back to the Research Center, the newly established subsidiary of Harbin Xinda in December 2010. The Research Center was established with a registered capital of approximately US$0.5 million funded by cash.  A loss equal to the net assets of the Research Institute distributed to the local government was recognized in other expenses and a government grant for the receipts of the same assets back from the local government was recognized as other income in the consolidated statements of comprehensive income. Pursuant to the local tax regulations, the net assets granted to the Research Center are not subject to income tax to the extent the Research Center spends a total of US$84.0 million in five years from the date of grant.  The expenditures of US$84.0 million will not be deductible for income tax purposes.  As a result, the Company recognized a deferred income tax liability in the amount of US$21.5 million in connection with the net assets granted to the Research Center as of December 31, 2010.  To the extent that the Company has spent on research and development equipment during the five years from the date of grant, deferred income tax liabilities relating to the net assets of Research Institute granted to Research Center will be reclassified to deferred income tax liabilities relating to property, plant and equipment, and recognized in profit or loss over the useful life of the asset.

The movements of the valuation allowance are as follows:

	Years Ended December 31,
	2014	2013	2012
	US$	US$	US$

Balance at the beginning of the year	73,182	556,677	1,005,361
Expiration due to liquidation	-	(437,762)	-
Additions of valuation allowance	662,151	72,305	41,110
Reduction of valuation allowance	(7,622)	(118,038)	(489,794)
Balance at the end of the year	727,711	73,182	556,677

The valuation allowance as of December 31, 2014, 2013 and 2012 was primarily provided for the deferred income tax assets of certain Entities, which were at cumulative loss positions. As of December 31, 2014, for U.S. federal income tax purposes, the Company had tax loss carryforwards of (i) US$374,721 from Xinda US, of which US$2,581, US$212,659  and US$159,481 would expire by 2032, 2033 and 2034, respectively, if unused, (ii) US$1,247,021 from subsidiaries in PRC, of which US$19,371, US$67,201, and US$1,160,448 would expire by 2017, 2018 and 2019, respectively, if unused, and (iii) US$1,762,003 from subsidiaries in HK, which could be carried forward indefinitely to be offset against future profits. In view of the cumulative losses for the entities concerned, 100% valuation allowances were provided against their deferred income tax assets as of December 31, 2014, 2013 and 2012, which in the judgment of the management, are not more likely than not to be realized.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the year ended December 31, 2014 is as follows:

	Year ended December 31,
	2014	2013	2012
	US$	US$	US$

Balance at beginning of year	8,807,490	-	-
Increase related to current year tax positions	5,801,768	8,807,490	-
Balance at end of year	14,609,258	8,807,490	-

At December 31, 2014, 2013 and 2012, there are US$12,544,088, US$6,690,841 and nil of unrecognized tax benefits that if recognized, would affect the annual effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and does not recognize penalties. During the years ended December 31, 2014, 2013 and 2012, the Company recognized approximately US$1,322,135, nil and nil of interest expense. The Company had approximately US$1,322,135 and nil for the payment of interest accrued related to unrecognized tax benefits at December 31, 2014 and 2013, respectively. US$14,025,825 of unrecognized tax benefits were included in non-current income taxes payable. US$583,433 of unrecognized tax benefit were presented as a reduction of the deferred income tax assets for tax loss carryforwards since the uncertain tax position would reduce the tax loss carryforwards under the tax law. The unrecognized tax benefits represent the estimated income tax expenses the Company would be required to pay, should the income tax rate used, taxable income and deductible expenses for tax purpose recognized in accordance with tax laws and regulations. The Company is currently unable to provide an estimate of a range of the total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.

The tax returns of the U.S. Entities are subject to U.S. federal income tax examination by tax authorities for the years from 2012 to 2014.  According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent.  The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than US$15,000.  In the case of transfer pricing issues, the statute of limitations is ten years.  There is no statute of limitations in the case of tax evasion.  The tax returns of the Company's PRC subsidiaries for the years from 2012 to 2014 are open to examination by the PRC tax authorities.

Note 14 – Common Stock

Pursuant to the amended Article of Incorporation dated March 12, 2009, the Company's authorized share capital is 550,000,000 shares, consisting of 500,000,000 shares of common stock (US$0.0001 par value), and 50,000,000 shares of all classes of preferred stock (US$0.0001 par value).

Note 15 – Preferred Stock

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

Redeemable Series D convertible preferred stock

On August 15, 2011, China XD entered into a securities purchase agreement (the "Securities Purchase Agreement") with MSPEA Modified Plastics Holding Limited, a Cayman Islands company and an affiliate of Morgan Stanley Private Equity Asia III Holdings (Cayman) Ltd, a Cayman Islands limited liability company ("MSPEA"), XD Engineering Plastics and Mr. Han, pursuant to which MSPEA purchased 16,000,000 shares of the Company's Series D convertible preferred stock with par value of US$0.0001 per share (the "Series D Preferred Stock"), for a total consideration of US$100 million or US$6.25 per share. On September 28, 2011, China XD issued 16,000,000 shares of Series D Preferred Stock and received total gross proceeds of US$100 million in cash.  Net proceeds after issuance cost were approximately US$99.1 million.

The significant terms of Series D Preferred Stock are as follows:

(i) Conversion

The holders of the Series D Preferred Stock have the right to convert all or any portion of their holdings into common stock at a price of US$6.25 per share from January 1, 2012 through February 4, 2019, subject to adjustments for stock splits, combinations, dividends or distributions of common stock, merger and reorganization. In addition, if the Company achieves net income as adjusted to exclude (i) all extraordinary or non-recurring gains or losses for the relevant period, (ii) all gains or losses derived from any business operation other than the principal business of the Company or otherwise derived outside the ordinary course of business of the Company for the relevant period, and (iii) all gains or losses attributable to the Series D Preferred Stock ("Actual Profit"), at least RMB360 million, RMB520 million and RMB800 million in 2011, 2012 and 2013, respectively, each outstanding Series D Preferred Stock will be converted into common stock from September 28, 2014 upon the delivery of a written notice from the Company to the holders of Series D Preferred Stock. The Company determined that there was no embedded beneficial conversion feature attributable to the Series D Preferred Stock at the commitment date since the initial conversion price of the Series D Preferred Stock was greater than the price of China XD's common stock.

(ii) Voting

The holders of Series D Preferred Stock have the same voting rights as the common stockholders on an "if-converted" basis. In addition, if 1,600,000 shares or more (adjusted for any dilutive corporate actions) of Series D Preferred Stock remain outstanding, holders of Series D Preferred Stock have veto rights over certain material corporate actions of the Company.

(iii) Dividends

Each share of Series D Preferred Stock shall be entitled to dividend or other distribution simultaneously with any dividend or distribution on any shares of the Company's common stock as if each share of Series D Preferred Stock has been converted to common stock.

(iv) Liquidation preference

In the event of the liquidation, dissolution or winding-up of the affairs of the Company, whether voluntary or involuntary (a "Liquidation"), the holders of Series D Preferred Stock then outstanding shall be entitled to receive, out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of shares of common stock by reason of their ownership thereof, but after any payment shall be made to the holders of any Series B preferred stock by reason of their ownership thereof, with respect to each share of Series D Preferred Stock, an amount equal to the greater of (i) an amount per share that would yield a total internal rate of return of 15% on the Series D Original Issuance Price, taking into account all cash dividends and/or distributions paid by the Company and received by the holder in respect of his or her share of Series D Preferred Stock (the IRR Price); and (ii) an amount per share as would have been payable had all shares of Series D Preferred Stock been converted into the Company's common stock pursuant to a voluntary conversion or a mandatory conversion immediately prior to such Liquidation (without taking into account any limitations or restrictions on the convertibility of the shares of Series D Preferred Stock).

(v) Redemption

Upon the occurrence of a triggering event as defined below, the holders of the Series D Preferred Stocks have the option to redeem the Series D Preferred Stock at a price equal to the IRR Price (the "Redemption Price"), by delivery of written notice to the Company (the "Redemption Request") at least 6 months prior to the proposed date of redemption (the "Redemption Date").

A triggering event means any of the following events: (I) the occurrence of any of the following: (i) the Actual Profit for the Financial Year ended December 31, 2011 is less than RMB360 million, or (ii) the Actual Profit for the Financial Year ended December 31, 2012 is less than RMB468 million, or (iii) the Actual Profit for the Financial Year ending December 31, 2013 is less than RMB608 million, which Actual Profit target has been removed pursuant to the Restated Certificate of Designation filed as of January 27, 2014 (such targets under (I) collectively, the "Actual Profit Targets"); (II) any breach by any of the Company, XD Engineering Plastics and Mr. Han (the "Principal Stockholders") of any representation, warranty, covenant or other agreement in the Securities Purchase Agreement, the Certificate of Designation, the Registration Rights Agreement, the Stockholders' Agreement, the Pledge Agreement and the Indemnification Agreements (collectively, the "Transaction Document") that (i) in the case of a breach of a covenant or agreement that is curable, has remained uncured for 30 days after the holder of Series D Preferred Stock has given written notice of such breach to the Company' Principal Stockholders and (ii) has had or could reasonably be expected to have a material adverse impact on (a) the business, operations, properties, financial position (including any material increase in provisions), earnings or condition of the Company, or (b) the value, marketability or liquidity of the Series D Preferred Stock taking into account any remedies already sought and received in connection with such breach; or (III) the commencement by the Company or any other member of the Company of any bankruptcy, insolvency, reorganization or of any other case or proceeding to be adjudicated a bankruptcy or insolvency, or the consent by it to the entry of a decree or order for relief in respect of the Company or any other member of the Company in an involuntary case; or the appointment of a custodian, receiver, liquidator, assignee, trustee, sequestrator other similar officials of the Company or any other member of the Company for the winding up or liquidation of its affairs.

If any shares of Series D Preferred Stock remain outstanding on February 4, 2019, the holders of such shares shall require the Company to redeem each share of Series D Preferred Stock at a price equal to the IRR Price (the "Mandatory Redemption Price") no later than six months after the Original Maturity Date.

As of December 31, 2013, the Company concluded that it has met the Actual Profit Targets and that it is not probable any of the triggering events has occurred or is expected to occur. In addition, the Company concluded that it has met the performance target of RMB360 million, RMB520 million and RMB800 million in 2011, 2012 and 2013, respectively and accordingly it has the right to request the conversion of Series D Preferred Stock into common stock.  As a result, it was not probable that the Series D Preferred Stock is redeemable as of December 31, 2014. Therefore no changes in the redemption value were recognized during 2014. The Company will assess the probability of whether the Series D Preferred Stock is redeemable at each reporting period end.

Pursuant to the Stockholders' Agreement between MSPEA and the Principal Stockholders, if the Company shall at any time issue or sell any shares of common stock or equity securities, other than an issuance or sale in an exempted issuance, at a price per share, or in the case other equity securities exchangeable or convertible into shares of common stock, at a conversion or exercise price for a share of common stock (in each case, the "New Issue Price") that is less than the then effective conversion price of Series D Preferred Stock, the holders of Series D Preferred Stock shall have the right to purchase from the Principal Stockholders, and Principal Stockholders shall sell and transfer to the holders of Series D Preferred Stock, at par value per share, a number of shares of common stock that is equal to (i) the number of shares of common stock that the Series D Preferred Stock held by the holders of Series D Preferred Stock would have been convertible into as if the then effective conversion price is equal to the New Issue Price, minus (ii) the number of shares of common stock that the outstanding Series D Preferred Stock held by the holders of Series D Preferred Stock are convertible into under the then effective conversion price. The exempted issuance refers to (a) any issuance of common stock upon the conversion of the Series D Preferred Stock; (b) the conversion, exercise or exchange of options, warrants or convertible securities of the Company that are outstanding and have been fully disclosed to MSPEA as of September 28, 2011; (c) any issuance of shares of common stock or options to employees, officers, directors or other service providers of the Company pursuant to any stock or option plan duly approved for such purpose including the board of directors; (d) any issuance of common stock, options, warrants or convertible securities of the Company pursuant to acquisitions or other strategic transactions, in each case approved by the board of directors and (e) any issuance of adjustment shares that the Principal Stockholders shall sell and transfer to the holders of Series D Preferred Stock if the Company is unable to achieve the Actual Profit as defined below.

In addition, the Principal Stockholders entered into a pledge agreement with the holders of Series D Preferred Stock to secure the payment and performance of the following obligations (collectively, the "Secured Obligations"), which are secured by the collateral under the Pledge Agreement between the holders of Series D Preferred Stock and the Principal Stockholders: (a) the full and prompt payment when due (whether at stated maturity, by redemption or acceleration or otherwise) of all debts, obligations and liabilities of Principal Stockholders owing to the holders of Series D Preferred Stock; (b) all reasonable costs and expenses incurred by the holders of Series D Preferred Stock to enforce this Agreement and maintain, preserve, collect and realize upon the collateral. The collateral refers to 16,000,000 shares of common stock, par value $0.0001, of China XD registered in the name of XD Engineering Plastic.

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

Note 16 – Warrants

In connection with the issuance of Series C preferred stock on December 1, 2009, the Company also issued Series A investor warrants to purchase a total of 1,320,696 shares of common stock at an exercise price of US$5.50 per share with a five-year term.  On April 3, 2014, 130,435 Series A investor warrants were exercised for 130,435 shares of the common stocks of the Company. The Company received proceeds of US$596,740 in cash on April 3, 2014. In addition, 894,383 shares of Series A investor warrants were exercised using cashless method for 472,023 shares of the common stocks of the Company during the year ended December 31, 2014.  295,878 investor warrants expired on December 1, 2014.

The Company also issued Series A placement agent warrants to purchase a total of 117,261 shares of common stock at an exercise price of US$5.50 per share, with a five-year term to a third party as part of the placement fee.  The exercise price of the Series A investor warrants was adjusted to US$4.90 per share in connection with the common stock direct offering on October 4, 2010. The warrants expired on December 1, 2014.

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

Pursuant to the agreements of the Series A investor warrants, if the Company issues its common stock for a consideration per share less than the exercise price of the Series A investor warrants, the exercise price of the Series A investor warrants shall be reduced to the lower issuance price. Also, if the Company grants any options or other securities convertible to its common stock for which the exercise or conversion price is less than the exercise price of the Series A investor warrants, the exercise price of the Series A investor warrants shall be reduced to the lowest exercise or conversion price. The holders of the Series A placement agent warrants have the same down-round protection as the holders of the Series A investor warrants. The Company's Series A investor warrants and Series A placement agent warrants with down-round protection are not considered indexed to a company's own stock under ASC Subtopic 815-40, Contracts in Entity's Own Equity, and accordingly are accounted as derivatives.

The Company also determined that the Series C placement agent warrants are derivatives because the warrants require a net cash settlement if the Company fails to cause the transfer agent to timely transmit to the warrant holders a certificate or certificates representing the shares of common stock upon exercise.

Accordingly, the Company accounted for these warrants at fair value with changes in fair value recorded in earnings at each reporting period.

There were no outstanding warrants as of December 31, 2014.  The outstanding and exercisable warrant balance as of December 31, 2013:

Warrants	Exercise Price	Number of Warrants Outstanding	Remaining Contractual Life
	US$		Years
Series A investor warrants	4.9	1,320,696	0.92
Series A placement agent warrants	5.5	117,261	0.92
Total		1,437,957

The fair values of these warrants as of December 31, 2013 were calculated using the Black-Scholes option-pricing model with the following assumptions:

	Series A Investor Warrants	Series A Placement Agent Warrants
Volatility	28.9%	28.9%
Expected dividends yield	0%	0%
Fair value of underlying common stock (per share)	5.26	5.26
Risk-free interest rate (per annum)	0.16%	0.16%

The changes in the fair value of warrants during the years presented is as follow:

	Series A investor warrants	Series A placement agent warrants	Series C placement agent warrants	Total
	US$	US$	US$	US$

As of December 31, 2012	915,189	66,077	27,484	1,008,750
Change in fair value	89,721	(7,586)	(27,484)	54,651
As of December 31, 2013	1,004,910	58,491	-	1,063,401
Change in fair value	1,929,565	(58,491)	-	1,871,074
Exercise of warrants	(2,934,475)	-	-	(2,934,475)
As of December 31, 2014	-	-	-	-

Note 17 – Stock based compensation

Stock options issued to employees, directors and consultants

On May 26, 2009, the Board of Directors approved the adoption of the 2009 Stock Incentive Plan (the "2009 Plan"), which provides for the granting of stock options and other stock-based awards to key employees, directors and consultants of the Company.  The aggregate number of common stock which may be issued under the 2009 Plan may not exceed 7,800,000 shares.

Nonvested shares

On August 7, 2010, the Company's Board of Directors approved the grant of 99,856 nonvested shares to four independent directors, two directors and certain executive officers and employees.  19,856 shares vested on February 7, 2011 and 80,000 shares vested on August 6, 2013.

On October 24, 2011, the Company's Board of Directors approved the grant of 26,405 nonvested shares to four independent directors, all vested on April 24, 2012.

On August 7, 2012, the Company's Board of Directors approved the grant of (i) 230,000 nonvested shares to certain executive officers and employees which will vest on August 6, 2015, (ii) 225,000 nonvested shares to 15 consultants which vested on February 7, 2013, and (iii) 10,000 nonvested shares to a former employee which vested on the date of grant.

On May 8, 2013, the Company's Board of Directors approved the grant of 26,361 nonvested shares to three independent directors, all of which vested on November 8, 2013.

On August 7, 2013, the Company's Board of Directors approved the grant of (i) 192,370 nonvested shares to certain executive officers and employees which will vest on August 7, 2016; (ii) 674,205 nonvested shares to 17 consultants and two independent directors which vested on February 7, 2014.

On August 7, 2014, the Company's Board of Directors approved the grant of (i) 282,460 nonvested shares to certain executive officers and employees which will vest on August 7, 2017; (ii) 9,488 nonvested shares to two independent directors which will vest on February 7, 2015.

A summary of the nonvested shares activity for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Number of Nonvested Shares	Weighted Average Grant date Fair Value
		US$
Outstanding as of December 31, 2011	106,405	6.03
Granted	465,000	4.41
Vested	(36,405)	4.39
Forfeited	(22,000)	6.37
Outstanding as of December 31, 2012	513,000	4.66
Granted	892,936	4.52
Vested	(311,361)	4.74
Forfeited	(4,000)	4.37
Outstanding as of December 31, 2013	1,090,575	4.89
Granted	291,948	5.13
Vested	(674,205)	4.58
Forfeited	(61,030)	4.47
Outstanding as of December 31, 2014	647,288	5.00
Expected to vest as of December 31, 2014	647,288	5.00

The total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was US$3,090,766, US$1,499,941 and US$159,754, respectively.

The Company recognized US$1,003,040, US$3,630,565 and US$1,098,795 of compensation expense in general and administrative expenses relating to nonvested shares for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, total unrecognized compensation cost relating to nonvested shares was US$1,806,377, which is to be recognized over a weighted average period of 1.72 years.

Stock options

On August 7, 2010, the Company's Board of Directors approved the grant of stock options to purchase 445,500 shares of the Company's common stock to two directors and certain executive officers and employees at an exercise price of US$8.01. The options vest over a three-year period beginning on each anniversary of the date of grant. One-third of the options expired on August 7, 2011, 2012 and 2013, respectively.

A summary of stock options activity for the years ended December 31, 2013 and 2012 is as follows.  There were no stock options activities for the year ended December 31, 2014.

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

Note 18– Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Years Ended December 31,
	2014	2013	2012
	US$	US$	US$
Numerator:
Net income	120,776,369	133,838,845	85,867,747
Less: Dividends to Series C convertible preferred stockholders	-	-	(110)
Net income available to the Company's stockholders	120,776,369	133,838,845	85,867,637
Less:
Earnings allocated to participating Series C convertible preferred stock	-	-	(478)
Earnings allocated to participating Series D convertible preferred stock	(29,552,623)	(33,229,887)	(21,527,155)
Earnings allocated to participating nonvested shares	(1,026,493)	(1,347,073)	(364,965)
Net income for basic and diluted earnings per share	90,197,253	99,261,885	63,975,039)

Denominator:
Denominator for basic and diluted earnings per share
	48,833,434	47,794,028	47,549,275
Earnings per common share:
Basic and diluted earnings per common share	1.85	2.08	1.35

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the years ended December 31, 2014, 2013 and 2012, because their effects are anti-dilutive:

	Years Ended December 31,
	2014	2013	2012
	US$	US$	US$
Numerator:
Shares issuable upon conversion of Series D convertible preferred stocks	16,000,000	16,000,000	16,000,000
Shares issuable upon exercise of Series A investor warrant	-	1,320,696	1,320,696
Shares issuable upon exercise of Series A placement agent warrant	-	117,261	117,261
Shares issuable upon exercise of Series C placement agent warrant	-	-	166,667
Shares issuable upon exercise of stock options	-	-	148,500

Note 19 – Statutory reserves

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

For the years ended December 31, 2014, 2013 and 2012, China XD' subsidiaries in the PRC made appropriations to the reserve fund of RMB37,156,541 (equivalent to US$6,030,731), RMB30,075,331 (equivalent to US$4,892,127) and  RMB3,737,172 (equivalent to US$599,858) respectively. As of December 31, 2014, 2013 and 2012, the accumulated balance of the statutory surplus reserve was RMB91,830,755 (equivalent to US$14,924,173), RMB54,674,214 (equivalent to US$8,893,442) and RMB24,598,883 (equivalent to US$3,948,393) respectively.

Note 20– Commitments and contingencies

(1)	Lease commitments

Future minimum lease payments under non-cancellable operating leases agreements as of December 31, 2014 were as follows.  The Company's leases do not contain any contingent rent payments terms.

US$
Years ending December 31,
2015	1,475,625
2016	1,100,034
2017	842,564
2018	775,613
2019 and thereafter	-

Rental expenses incurred for operating leases of plant and equipment and office spaces were US$1,476,640, US$1,042,894 and US$711,310 in 2014, 2013 and 2012, respectively. There are no step rent provisions, escalation clauses, capital improvement funding requirements, other lease concessions or contingent rent in the lease agreements. The Company has no legal or contractual asset retirement obligations at the end of leases. The Company's leases do not contain any contingent rent payments terms.

(2)         Sichuan plant construction and equipment

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion (equivalent to US$290 million) in property, plant and equipment and approximately RMB0.6 billion (equivalent to US$97 million) in working capital, for the construction of Sichuan plant.  As of December 31, 2014, the Company has a commitment of RMB584.0 million (equivalent to US$94.1 million) mainly for acquisition of equipment.

 (3)         Contingencies

The Company and certain of its officers were named as defendants in two putative securities class action lawsuits filed on July 15, 2014 and July 16, 2014 in the United States District Court for the Southern District of New York.  The Company, after consultation with its legal counsel, believes that the lawsuits are without merit and intends to vigorously defend against them.  Nevertheless, there is a possibility that a loss may have been incurred. In accordance with ASC Topic 450, no loss contingency was accrued as of December 31, 2014 since the possible loss or range of loss cannot be reasonably estimated.

Note 21 – Revenues

Revenues consist of the following:

	Years Ended December 31,
	2014	2013	2012
	US$	US$	US$

Modified Polyamide 66 (PA66)	192,374,156	195,471,978	71,651,635
Modified Polyamide 6 (PA6)	223,122,191	216,210,438	80,491,488
Plastic Alloy	400,306,257	296,635,139	123,684,058
Modified Polypropylene (PP)	232,421,229	286,263,653	290,535,039
Modified Acrylonitrile butadiene styrene (ABS)	36,804,599	32,440,913	25,348,218
Polyoxymethylenes (POM)	3,606,000	2,835,335	569,633
Polyphenylene Oxide (PPO)	14,830,647	13,570,734	-
Polylactide (PLA)	13,952	-	-
Others	7,206,661	5,373,656	-
Subtotal	1,110,685,692	1,048,801,846	592,280,071
Service revenue	-	2,014,518	7,538,897
Total Revenue	1,110,685,692	1,050,816,364	599,818,968

The Company has re-categorized its product types as presented above in order to present more updated breakdown of polymer composite materials since the beginning of 2014, and retrospectively adjusted the sales amount of each types for the years ended December 31, 2013 and 2012 in conformity with the new categories.

Note 22 – Selected Quarterly Financial Information (Unaudited)

The following tables show a summary of the Company's quarterly financial information for each of the four quarters of 2014 and 2013 (in millions, except gross margin and per share amounts):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2014:
Revenues	$307.1	$315.7	$264.2	$223.6
Gross profit	$58.1	$65.4	$52.3	$46.6
Net income	$35.7	$43.2	$19.8	$22.0

Earnings per share
Basic	$0.54	$0.66	$0.30	$0.34
Diluted	$0.54	$0.62	$0.30	$0.34

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2013:
Revenues	$384.5	$293.1	$202.2	$171.0
Gross profit	$91.3	$65.7	$37.2	$29.2
Net income	$57.4	$41.1	$20.8	$14.5

Earnings per share
Basic and diluted EPS	$0.89	$0.64	$0.32	$0.23

Note 23 – Geographic Revenue Information

The following summarizes the Company's revenues from the following geographic areas (based on the location of the customer):

	Years Ended December 31,
	2014	2013	2012
	US$	US$	US$

Revenues (in US$ millions)
PRC (excluding HK SAR, Macau SAR and Taiwan)	970.5	1,050.8	599.8
ROK	140.1	-	-
Total	1,110.6	1,050.8	599.8

 Note 24 – Subsequent Events

 To facilitate the construction of our production base in Sichuan Province, and the purchase of requisite equipment, on January 23, 2015, local authorities in Sichuan Province extended the Company a RMB110 million interest-free loan.

For the same purposes stated above, on February 11, 2015, the Nanchong City Government of Sichuan Province, through its investment vehicle, provided guarantee on the Company’s (1) RMB140 million bank loan accruing at an interest rate of 5.32%, extended by the Bank of Communications and (2) RMB100 million bank loan accruing at an interest rate of 5.32%, extended by the Bank of Construction. The foregoing loans were extended by the corresponding bank in 2015, and are due and payable in five installments. The last installment will become due and payable on November 30, 2015.