Form 10-Q
period 2015-03-31
China XD Plastics Co Ltd
filed 2015-05-11
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 5, 2015, the registrant had 49,151,796 shares of common stock, par value US$0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	31,198,246	45,456,612
Restricted cash	28,829,206	12,545,772
Time deposits	269,216,517	238,532,702
Accounts receivable, net	199,160,030	203,998,138
Amounts due from a related party	27,705	220,262
Inventories	298,917,784	249,797,244
Prepaid expenses and other current assets	15,662,270	11,253,828
Total current assets	843,011,758	761,804,558
Property, plant and equipment, net	316,039,885	318,324,600
Land use rights, net	18,824,797	11,896,542
Prepayments to equipment and construction suppliers	266,678,237	182,259,578
Other non-current assets	41,340,286	25,499,744
Total assets	1,485,894,963	1,299,785,022

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans, including current portion of long-term bank loans	161,005,484	99,735,422
Bills payable	27,208,472	43,389,928
Accounts payable	218,740,159	152,073,014
Income taxes payable	4,499,918	3,269,115
Accrued expenses and other current liabilities	22,281,199	24,484,583
Total current liabilities	433,735,232	322,952,062
Long-term bank loans, excluding current portion	205,538,523	174,274,446
Notes payable	148,682,290	148,617,057
Income taxes payable	15,251,469	14,025,825
Deferred income tax liabilities	16,506,164	16,951,551
Deferred income	17,722,212	-
Total liabilities	837,435,890	676,820,941

Redeemable Series D convertible preferred stock	97,576,465	97,576,465
Stockholders’ equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 49,182,284 shares and 49,172,796 shares issued, 49,161,284 shares and 49,151,796 shares outstanding as of March 31, 2015 and December 31, 2014, respectively	4,917	4,916
Treasury stock, 21,000 shares at cost	(92,694)	(92,694)
Additional paid-in capital	81,131,512	80,875,787
Retained earnings	457,227,732	431,823,706
Accumulated other comprehensive income	12,611,041	12,775,801
Total stockholders’ equity	550,882,608	525,387,616
Commitments and contingencies	-	-
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	1,485,894,963	1,299,785,022

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Period Ended March 31,
	2015	2014
	US$	US$

Revenues	221,926,395	223,580,675
Cost of revenues	(173,284,119)	(176,932,337)
Gross profit	48,642,276	46,648,338

Selling expenses	(296,820)	(122,328)
General and administrative expenses	(4,964,758)	(3,796,364)
Research and development expenses	(5,813,863)	(8,630,734)
Total operating expenses	(11,075,441)	(12,549,426)

Operating income	37,566,835	34,098,912

Interest income	2,428,071	3,035,365
Interest expense	(10,629,353)	(8,579,977)
Foreign currency exchange losses	(90,415)	(479,190)
Gains on foreign currency forward contracts	354,519	-
Government grant	-	1,311,239
Change in fair value of warrant liability	-	(162,739)
Total non-operating expense, net	(7,937,178)	(4,875,302)

Income before income taxes	29,629,657	29,223,610

Income tax expense	(4,225,631)	(7,227,559)

Net income	25,404,026	21,996,051

Earnings per common share:
Basic and diluted	0.39	0.34

Net Income	25,404,026	21,996,051

Other comprehensive loss
Foreign currency translation adjustment, net of nil income taxes	(164,760)	(14,188,735)

Comprehensive income	25,239,266	7,807,316

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Period Ended March 31,
	2015	2014
	US$	US$
Cash flows from operating activities:
Net cash provided by operating activities	37,529,772	26,174,417

Cash flows from investing activities:
Purchase of time deposits	(110,597,161)	(162,265,820)
Proceeds from maturity of time deposits	80,026,889	111,155,365
Purchase of and deposits for property, plant and equipment	(86,042,231)	-
Purchases of land use rights	(5,522,219)	(1,020,326)
Net cash used in investing activities	(122,134,722)	(52,130,781)

Cash flows from financing activities:
Proceeds from bank borrowings	203,658,524	176,935,307
Repayment of bank borrowings	(111,397,430)	(215,370,999)
Proceeds from issuance of the Notes	-	148,396,175
Payment of issuance costs of the Notes	-	(3,481,955)
Placement of restricted cash as collateral for bank borrowings	(22,298,692)	(2,786,383)
Net cash provided by financing activities	69,962,402	103,692,145

Effect of foreign currency exchange rate changes on cash and cash equivalents	384,182	(2,866,506)
Net increase (decrease) in cash and cash equivalents	(14,258,366)	74,869,275

Cash and cash equivalents at beginning of period	45,456,612	95,545,904
Cash and cash equivalents at end of period	31,198,246	170,415,179

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	14,508,630	5,242,256
Income taxes paid	2,215,158	18,749,381
Non-cash investing and financing activities:
Accrual for issuance costs of the Notes	-	1,439,209
Accrual for purchase of equipment	14,224	155,285

See accompanying notes to unaudited condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation, significant concentrations and risks

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the United States Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2014 was derived from the audited consolidated financial statements of China XD Plastics Company Limited (“China XD”) and subsidiaries (collectively, the “Company”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2014, and the related consolidated statements of comprehensive income, changes in equity and cash flows for the year then ended, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2015.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2015, the results of operations and cash flows for the three-month periods ended March 31, 2015 and 2014, have been made.

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

(b) Significant concentrations and risks

Sales concentration

The Company sells its products primarily through approved distributors in the People’s Republic of China (the “PRC”). To a lesser extent, the Company also sells its products to an overseas customer in the Republic of Korea (the “ROK”). The Company’s sales are highly concentrated.  Sales to distributors and end customer, which individually exceeded 10% of the Company’s revenues for the three month periods ended March 31, 2015 and 2014, are as follows:

	For the Three-Month Period Ended March 31,
	2015		2014
	US$	%	US$	%
Distributor A, located in PRC	35,012,896	15.8%	36,355,612	16.3%
Distributor B, located in PRC	32,811,834	14.8%	32,580,215	14.6%
Distributor C, located in PRC	26,205,294	11.8%	32,533,393	14.6%
Distributor D, located in PRC	22,658,046	10.2%	33,197,485	14.8%
Distributor E, located in PRC	22,287,867	10.0%	19,330,849	8.6%
Direct Customer F, located in ROK	34,946,900	15.7%	-	-
Total	173,922,837	78.3%	153,997,554	68.9%

The Company expects revenues from these distributors and the customer to continue to represent a substantial portion of its revenue in the future. Any factor adversely affecting the automobile industry in the PRC and the Republic of Korea (the "ROK") or the business operations of these customers will have a material effect on the Company's business, financial position and results of operations.

Purchase concentration of raw materials and equipment

The principal raw materials used for the Company’s production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon. During the three-month periods ended March 31, 2015 and 2014, the Company purchased its raw materials through six and seven distributors, which individually exceeded 10% of the Company’s total raw material purchases, accounted for approximately 73.8% and 79.2%, respectively.  Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company’s business, financial position and results of operations.

The Company purchased equipment from two and one major equipment distributor, which accounted for 99.8% and 72.4% of the Company’s total equipment purchases for the three-month periods ended March 31, 2015 and 2014, respectively. Management believes that other suppliers could provide similar equipment on comparable terms. A change of the supplier could cause a delay in manufacturing and a possible loss of sales, which could adversely affect the Company’s business, financial position and results of operations.  The majority owner of one of the major equipment distributors, that supplied approximately 47.3% and 72.4% of the Company’s total equipment purchases, is also the majority owner of sales Distributor D presented above.

Cash concentration

Cash and cash equivalents, restricted cash and time deposits maintained at banks consist of the following:

	March 31, 2015	December 31, 2014
	US$	US$
RMB denominated bank deposits with:
Financial Institutions in the PRC	362,982,381	311,377,750
U.S. dollar denominated bank deposits with:
Financial Institution in the U.S.	297,201	770,704
Financial Institutions in the PRC	17,139	17,139
Financial Institution in Hong Kong Special Administrative Region (“Hong Kong SAR”)	135,722	1,366,224
Financial Institution in Macau Special Administrative Region (“Macau SAR”)	140,179	47,868
Financial Institution in Dubai, United Arab Emirates (“UAE”)	988,698	481,179
Euro denominated bank deposits with:
Financial institution in Hong Kong SAR	-	83,017
HK dollar denominated bank deposits with:
Financial institution in Hong Kong SAR	7,855	6,723
Dirham denominated bank deposits with:
Financial institution in Dubai, UAE	135,606	112,815

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

Cash deposits in bank that are restricted as to withdrawal or usage for up to 12 months are reported as restricted cash in the condensed consolidated balance sheets and excluded from cash in the condensed consolidated statements of cash flows. Cash deposits that are restricted for period beyond 12 months from the balance sheet date are included in other non-current assets in the condensed consolidated balance sheets.
Short-term bank deposits that are pledged as collateral for bills payable relating to purchases of raw materials are reported as restricted cash and amounted to US$6,383,219 and US$11,868,855 as of March 31, 2015 and December 31, 2014, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company. Short-term bank deposits that are pledged as collateral for letter of credit relating to purchases of raw materials are reported as restricted cash and amounted to nil and US$676,917 as of March 31, 2015 and December 31, 2014, respectively. The cash will be available for use by the Company 90 days from the issuance of the letter of credit. Cash deposits in the amount of US$17,722,212 were restricted relating to the government grant as of March 31, 2015 (note 12), and included in other non-current assets.  The cash flows from the pledged bank deposits, which relate to purchases of raw materials and government grant, are reported within cash flows from operating activities in the condensed consolidated statements of cash flows.

Short-term bank deposits that are pledged as collateral for short-term bank borrowings are reported as restricted cash and amounted to US$22,445,987 and nil as of March 31, 2015 and December 31, 2014, respectively.  Long-term bank deposits that are pledged as collateral for issuance of letter of guarantee are reported as other non-current assets and amounted to US$17,722,212 and US$17,728,782 as of March 31, 2015 and December 31, 2014, respectively. The cash flows from such bank deposits are reported within cash flows from financing activities in the condensed consolidated statements of cash flows.

Note 2 - Accounts receivable

Accounts receivable consists of the following:

	March 31, 2015	December 31, 2014
	US$	US$

Accounts receivable	199,269,901	204,108,050
Allowance for doubtful accounts	(109,871)	(109,912)
Accounts receivable, net	199,160,030	203,998,138

As of March 31, 2015 and December 31, 2014, the accounts receivable balances also include notes receivable in the amount of US$539,810 and US$921,907, respectively. As of March 31, 2015 and December 31, 2014, US$32,916,916 and US$50,473,063 of accounts receivable are pledged for the short-term bank loans, respectively.

There was no accrual of additional provision or write-off of accounts receivable for the three-month periods ended March 31, 2015 and 2014.

Note 3 - Inventories

Inventories consist of the following:

	March 31, 2015	December 31, 2014
	US$	US$

Raw materials	275,543,080	241,853,814
Work in progress	248,592	207,181
Finished goods	23,126,112	7,736,249
Total inventories	298,917,784	249,797,244

There were no write down of inventories for the three-month periods ended March 31, 2015 and 2014.

Note 4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2015	December 31, 2014
	US$	US$

Advances to suppliers	2,005,842	168,614
Value added taxes receivables	5,248,906	6,407,547
Interest receivable	3,524,314	3,351,672
Others	4,883,208	1,325,995
Total prepaid expenses and other current assets	15,662,270	11,253,828

Others mainly include prepaid interest expenses and staff advances.

Note 5 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	March 31, 2015	December 31, 2014
	US$	US$

Machinery, equipment and furniture	214,584,089	209,509,700
Motor vehicles	1,854,364	1,854,985
Workshops and buildings	79,275,270	79,009,346
Construction in progress	92,311,716	93,970,716
Total property, plant and equipment	388,025,439	384,344,747
Less accumulated depreciation	(71,985,554)	(66,020,147)
Property, plant and equipment, net	316,039,885	318,324,600

For the three-month periods ended March 31, 2015 and 2014, the Company capitalized US$168,306, and nil of interest costs as a component of the cost of construction in progress. Depreciation expense on property, plant and equipment was allocated to the following expense items:

	Three-Month Period Ended March 31,
	2015	2014
	US$	US$

Cost of revenues	4,779,588	4,870,655
General and administrative expenses	375,128	302,281
Research and development expenses	795,719	432,009
Total depreciation expense	5,950,435	5,604,945

Note 6 - Prepayments to equipment suppliers

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Nanchong Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion (equivalent to US$290.1 million) in property, plant and equipment and approximately RMB0.6 billion (equivalent to US$96.7 million) in working capital, for the construction of the Sichuan plant. In December 2013, the Company entered into an equipment purchase contract with Harbin Jiamu Import & Export Trading Co., Ltd ("Jiamu") for a total consideration of RMB1,629.3 million (equivalent to US$262.6 million) to purchase 70 production lines. As of March 31, 2015 and December 31, 2014, the Company paid RMB1,375.2 million (equivalent to US$221.6 million) and RMB1,130.9 million (equivalent to US$182.3 million) , respectively.

On January 5, 2015, AL Composites Materials FZE ("AL Composites") entered into an equipment purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of US$271.2 million to purchase certain production and testing equipment. Pursuant to the contract with Peaceful, the Company has paid US$43.4 million as prepayments as of March 31, 2015.

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

Notes payable - fair values of the Company’s notes payable are estimated based on quoted market prices which are categorized as Level 1 measurement in the fair value hierarchy. As of March 31, 2015, the carrying amount and estimated fair value of the notes payable were US$ 148,682,290 and US$ 142,782,000, respectively.

Derivative assets on foreign currency forward contract- fair value is determined using a discount cash flow model, which discounts the difference between the forward contract exchange rate from the quoted curve and the contract rate multiplied by the notional amounts. It considers the following significant inputs: risk-free rate and foreign exchange rate.

Note 8 – Borrowings

(a)	Current

	March 31, 2014	December 31, 2014
	US$	US$

Unsecured loans	63,316,631	47,223,028
Secured loans by accounts receivable	26,261,097	40,292,686
Guaranteed loans by a third-party (ii)	38,666,645	-
Secured loans by restricted cash (iii)	28,600,000	-
Current portion of long-term bank loans (note b)	4,161,111	12,219,708

Total short-term loans, including current portion of long-term bank loans	161,005,484	99,735,422

(i)	As of March 31, 2015 and December 31, 2014, the Company’s short-term bank loans bear a weighted average interest rate of 5.0% and 5.7% per annum, respectively. All short-term bank loans mature at various times within one year and contain no renewal terms.

(ii)	On February 11, 2015, the Company obtained RMB140 million (US$22.6 million) bank loan at an annual interest rate of 5.32%, from Bank of Communications, and RMB100 million (US$16.1 million) bank loan at an annual interest rate of 5.32%, from Bank of Construction banks in Nanchong City, Sichuan. These two loans were guaranteed by an investment company affiliated with the People’s Government of Shunqing District, Nanchong City, Sichuan Province (“Shunqing Government”) and were issued to support the Company’s construction of a production plant in Nanchong City, Sichuan and will be paid off in five installments. The last installment will become due and payable on November 30, 2015.

(iii)	On January 15, 2015, the Company obtained a 350-day secured loan of US$12.0 million from HSBC Bank Middle East Limited in Dubai, UAE at an annual interest rate of London Inter-Bank Offered Rate (“LIBOR”) (0.2708% as of March 31, 2015) plus 1.8%. On February 2, 2015, the Company obtained another 351-day secured loan of US$16.6 million from HSBC Bank Middle East Limited in Dubai, UAE at an interest rate of LIBOR (0.2708% as of March 31, 2015) plus 1.8%. These loans were secured by restricted cash of RMB39.3 million (equivalent to US$6.3 million) by the HSBC bank in Harbin, China.

(b)	Non-current

	March 31, 2015	December 31, 2014
	US$	US$

Secured loans	70,000,000	70,000,000
Unsecured loans	139,699,634	116,494,154
Less: current portion	4,161,111	12,219,708
Total long-term bank loans, excluding current portion	205,538,523	174,274,446

During March and April 2014, the Company obtained two 15-month unsecured loans of RMB50 million (equivalent to US$8.1 million) at an interest rate of 6.15% per annum from the Bank of Heilongjiang. The company paid off these loans in advance by the end of March 2015.

On January 23, 2015, the Company obtained a two-year unsecured loan of RMB100 million (equivalent to US$16.1 million) at an annual interest rate of 6.0% from Agriculture Bank of China.

On January 27, 2015, the Company obtained a one and half year unsecured loan of US$15.2 million from Bank of China, at an interest rate of LIBOR (0.2708% as of March 31, 2015) plus 1.5%. The interest rate is reset every three months.

As of March 31, 2015, the Company had total lines of credit of RMB2,739.3 million (US$441.3 million). As of March 31, 2015, the Company has unused lines of credit of RMB446.8 million (US$72.0 million) with remaining terms less than 12 months and RMB257.4 million (US$41.5 million) with remaining terms beyond 12 months.

Certain lines of credit contain financial covenants such as total stockholders' equity, debt asset ratio, current ratio, contingent liability ratio and net profit. As of March 31, 2015, the Company has met these financial covenants.

Note 9 - Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:
	March 31, 2015	December 31, 2014
	US$	US$
Payables for purchase of property, plant and equipment	7,131,095	7,234,607
Accrued freight expenses	2,589,545	1,688,431
Accrued interest expenses	5,154,385	9,031,741
Others	7,406,174	6,529,804
Total accrued expenses and other current liabilities	22,281,199	24,484,583

Others mainly represent accrued payroll and employee benefits, non income tax payables and other accrued miscellaneous operating expenses.

Note 10 – Related party transactions

The Company entered into related party transactions with Harbin Xinda High-Tech Co., Ltd. (“Xinda High-Tech”), an entity controlled by the wife of Mr. Han, the chief executive officer and controlling stockholder of the Company, and Mr. Han’s son.  The significant related party transactions are summarized as follows:

	Three-Month Period Ended March 31,
	2015	2014
	US$	US$
Costs and expenses resulting from transactions with related parties:
Rental expenses for plant and office spaces	195,213	199,911

The balance due from a related party is summarized as follows:

	March 31, 2015	December 31, 2014
	US$	US$
Amounts due from a related party:
Prepaid rent expenses to Xinda High-Tech	27,705	220,262
Total	27,705	220,262

The Company rents the following plant and office buildings in Harbin, Heilongjiang province from Xinda High-Tech:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Office building	23,894	764,850	Between January 1, 2014 and December 31, 2018

The Company rents the following facilities in Harbin, Heilongjiang province from Mr. Han's son:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Facility	3,134	16,005	Between January 1, 2014 and December 31, 2014
Facility	200	6,402	Between August 17, 2014 and August 16, 2015

Note 11– Income tax

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

The effective income tax rates for the three-month periods ended March 31, 2015 and 2014 were 14.3% and 24.7%, respectively. The effective income tax rate for the three-month period ended March 31, 2015 differs from the PRC statutory income tax rate of 25% primarily due to the above mentioned Dubai exempt from income taxes, Sichuan Xinda Group’s preferential income tax rate, partially offsetting by effect of tax rate differential on entities not subject to PRC income tax, effect of non-deductible expenses and increase of valuation allowances against deferred income tax assets of certain subsidiaries, which were at cumulative loss position.

As of March 31, 2015, the unrecognized tax benefits were US$15,251,469 and the interest relating to unrecognized tax benefits was US$1,628,687.  No penalties expense related to unrecognized tax benefits were recorded. The Company is currently unable to provide an estimate of a range of the total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.

Note 12 – Deferred Income

Following the investment agreement on the Company's Sichuan plant (Note 6), on January 26, 2015, the Company entered into a memorandum agreement and a fund support agreement with the People’s Government of Shunqing District, Nanchong City, Sichuan Province (“Shunqing Government”) on facilitating the Company's production base in Sichuan.  Pursuant to above two agreements, Shunqing Government, through its investment vehicle,  extended to the Company a RMB110 million (equivalent to US$17.7 million) interest free fund support on the construction of the Sichuan plant.  As the fund support is deemed specifically for the plant construction and payable if any failure by the Company to follow the construction schedule, it is recognized as deferred income of government grant.

Note 13 – Stockholders’ equity

The changes of each caption of stockholders’ equity for the three-month period ended March 31, 2015 are as follows:

	Series B Preferred Stock		Common Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings	Comprehensive Income	Stockholders’ Equity
		US$		US$
Balance as of January 1, 2015	1,000,000	100	49,151,796	4,916	(92,694)	80,875,787	431,823,706	12,775,801	525,387,616
Net income	-	-	-	-	-	-	25,404,026	-	25,404,026
Other comprehensive loss	-	-	-	-	-	-	-	(164,760)	(164,760)
Stock based compensation	-	-	-	-	-	255,726	-	-	255,726
Vesting of nonvested shares	-	-	9,488	1	-	(1)	-	-	-
Balance as of March 31, 2015	1,000,000	100	49,161,284	4,917	(92,694)	81,131,512	457,227,732	12,611,041	550,882,608

Note 14 – Stock based compensation

A summary of the nonvested shares activity for the three-month ended March 31, 2015 is as follows:

	Number of Nonvested Shares	Weighted Average Grant date Fair Value
		US$
Outstanding as of December 31, 2014	647,288	5.00
Vested	(9,488)	4.15
Forfeited	(2,000)	4.77
Outstanding as of March 31, 2015	635,800	5.01

The Company recognized US$255,726 and US$410,848 of compensation expense in general and administrative expenses relating to nonvested shares for the three-month periods ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was US$1,545,184 of total unrecognized compensation cost relating to nonvested shares, which is to be recognized over a weighted average period of 1.42 years.

Note 15 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-Month Period Ended March 31,
	2015	2014
	US$	US$

Numerator:
Net income	25,404,026	21,996,051

Less:
Earnings allocated to participating Series D convertible preferred stock	(6,177,505)	(5,418,875)
Earnings allocated to participating nonvested shares	(247,148)	(228,376)
Net income for basic and dilutive earnings per share	18,979,373	16,348,800

Denominator:
Denominator for basic and diluted earnings per share	49,157,383	48,272,165

Earnings per share:
Basic and diluted	0.39	0.34

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month periods ended March 31, 2015 and 2014 because their effects are anti-dilutive:

	Three-Month Period Ended March 31,
	2015	2014

Shares issuable upon conversion of Series D convertible preferred stock	16,000,000	16,000,000
Shares issuable upon exercise of Series A investor warrant	-	1,320,696
Shares issuable upon exercise of Series A placement agent warrant	-	117,261

Note 16 - Commitments and contingencies

(1)    Lease commitments

Future minimum lease payments under non-cancellable operating leases agreements as of March 31, 2015 were as follows.

US$
Period from April 1, 2015 to December 31, 2015	970,649
Years ending December 31,
2016	1,084,140
2017	944,076
2018	875,410
2019	112,896
2020 and thereafter	1,147,776

Rental expenses incurred for operating leases of plant and equipment and office spaces were US$229,149 and US$318,228 for the three-month periods ended March 31, 2015 and 2014, respectively. There are no step rent provisions, escalation clauses, capital improvement funding requirements, other lease concessions or contingent rent in the lease agreements. The Company has no legal or contractual asset retirement obligations at the end of leases. The company’s leases do not contain any contingent rent payments terms.

(2)   Sichuan plant construction and equipment

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion (equivalent to US$290 million) in property, plant and equipment and approximately RMB0.6 billion (equivalent to US$97 million) in working capital, for the construction of Sichuan plant.  As of March 31, 2015, the Company has a commitment of RMB225.5 million (equivalent to US$36.3 million) mainly for facility construction, and RMB343.8 million (equivalent to US$55.4 million) for the acquisition of equipments.

(3)    Dubai plant construction and equipment

On January 5, 2015, AL Composites entered into an equipment purchase contract with Peaceful for a total consideration of US$271.2 million to purchase certain production and testing equipment.  As of March 31, 2015, the Company has a commitment of US$227.8 million for the remaining equipment acquisition. On January 25, 2015, AL Composites entered into a facility purchase contract with Zettachem International Limited for a total consideration of AED 12,500,000 (equivalent to US$3.4 million). As of March 31, 2015, the Company has a commitment of US$0.7 million.

(4)    Contingencies

The Company and certain of its officers were named as defendants in two putative securities class action lawsuits filed on July 15, 2014 and July 16, 2014 in the United States District Court for the Southern District of New York. The Company, after consultation with its legal counsel, believes that the lawsuits are without merit and intends to vigorously defend against them.  Nevertheless, there is a possibility that a loss may have been incurred. In accordance with ASC Topic 450, no loss contingency was accrued as of March 31, 2015 since the possible loss or range of loss cannot be reasonably estimated.

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

Overview
China XD Plastics Company Limited ("China XD", "we", and the "Company", and "us" or "our" shall be interpreted accordingly) is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China, and to a lesser extent, in Dubai, UAE. We develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 329 certifications from manufacturers in the automobile industry as of March 31, 2015. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province. Our Research and Development (the "R&D") team consists of 215 professionals and 7 consultants, including one consultant who are members of Chinese Academy of Engineering, and one consultant who is the former chief scientist of Specialty Plastics Engineering Institute of Jilin University. As a result of the integration of our academic and technological expertise, we have a portfolio of 195 patents, five of which we have obtained the patent rights and the remaining 190 of which we have applications pending in China as of March 31, 2015.

Our products include eleven categories: Modified Polypropylene (PP), Modified Acrylonitrile Butadiene Styrene (ABS), Modified Polyamide 66 (PA66), Modified Polyamide 6 (PA6), Modified Polyoxymethylenes (POM), Modified Polyphenylene Oxide (PPO), Plastic Alloy, Modified Polyphenylene Sulfide (PPS), Modified Polyimide (PI), Modified Polylactic acid (PLA) and Poly Ether Ether Ketone (PEEK).
The Company's products are primarily used in the production of exterior and interior trim and functional components of more than 27 automobile brands and 80 automobile models manufactured in China, including Audi, Mercedes Benz, Buick, Chevrolet, VW Passat, Golf and Jetta, BMW, Mazda, and Toyota. In addition, during the three months ended June 30, 2014, we started the construction of AL Composites plant in Dubai, UAE with additional 4,000 metric tons targeting high-end products for the overseas markets, which was completed in April 2015. The Company expects the trial production in late May of 2015. We plan to serve customers in oversea market from our AL Composites plant, including the customer in the Republic of Korea. Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing bases in Harbin, Heilongjiang in the PRC, with the construction of Sichuan plant underway. As of March 31, 2015, we had approximately 390,000 metric tons of production capacity across 83 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwanese conveyer systems. In December 2013, we broke ground on the construction of our fourth production base in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total installed production capacity to 690,000 metric tons with additional 70 new production lines at the completion of the construction of our fourth production base. Sichuan Xinda Group has supplied to its customers since 2013, backed by production capacity in our Harbin production base. The Company expects Sichuan facility to be completed around the end of 2015 and early 2016. In order to meet the increasing demand from our customer in ROK and to develop potential overseas markets, on January 25, 2015, AL Composites Materials FZE obtained a leased property of approximately 10,000 square meters from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE with constructed building comprising a warehouse, office and service block with lease term granted 15 years. The Company is planning to complete installing 75 production lines with additional 16,000 metric tons of annual production capacity in that property by the end of 2015.

Highlights for the three months ended March 31, 2015 include:

● Revenues were $221.9 million, a decrease of 0.8% from $223.6 million in the first quarter of 2014
● Gross profit was $48.6 million, an increase of 4.3% from $46.6 million in the first quarter of 2014
● Gross profit margin was 21.9%, compared to 20.9% in the first quarter of 2014
● Net income was $25.4 million, compared to $22.0 million in the first quarter of 2014
● Total volume shipped was 69,355 metric tons, up 0.6% from 68,945 metric tons in the first quarter of 2014

Results of Operations

The following table sets forth, for the periods indicated, statements of income data in thousands of USD:
	Three-Month Period Ended March 31,
(in thousands, except percentages)	2015		2014
	Amount	%	Amount	%
Revenues	$221,926	100%	$223,581	100%
Cost of revenues	$173,284	78%	$176,933	79%
Gross profit	$48,642	22%	$46,648	21%
Total operating expenses	$11,075	5%	$12,549	6%
Operating income	$37,567	17%	$34,099	15%
Income before income taxes	$29,630	13%	$29,224	13%
Income tax expenses	$4,226	2%	$7,228	3%
Net income	$25,404	11%	$21,996	10%

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Revenues

Revenues were US$221.9 million in the first quarter ended March 31, 2015, a decrease of US$1.7 million, or 0.8%, compared to US$223.6 million in the same period of last year, due to 1.2% decrease in the average selling price of our products, offsetting by approximately 0.6% increase in sales volume.

Vehicle sales in China grew by 6.9% in 2014, the slowest rate in approximately 24 years, missing the State-backed auto association's revised forecast amid the economy slowdown in the world's largest car market. The Chinese government's anti-monopoly probe against luxury automobile manufacturers by the state and dealers backlashed against automakers. Both contributed to the lower-than-expected growth rate. Further, both automakers and parts manufacturers in China experienced pricing pressure from 2014 to the present. As a result, plastic fabricators have been seeking newer products utilizing lower cost raw materials and more cost-efficient formulations. The pricing of the majority of our existing products remained stable while our newly launched products have relatively lower average selling price in response to customer demand in China. As previously disclosed, the Company has started marketing its higher-end products to customers overseas since early 2014 to better allocate its limited production capacity, diversify its business and reduce its concentration in the Chinese market. Although revenues from China declined for the three-month ended March 31, 2015 as compared to the prior year, the increase of revenues recognized by AL Composites from oversea market in the ROK more than offset such decline.

(i) Domestic market

For the three months ended March 31, 2015, we had a decrease of 4% in sales volume and 13.0% in the average selling price of our products, as compared to those of last year.  However more sales were achieved in South China, Middle China and Southwest China because of our marketing efforts to develop new customers. As for the selling price, the decrease was mainly in lower-end product of PA6.

(ii) Overseas market

For the three months ended March 31, 2015, we achieved 2,969 MT sales volumes as compared to nil of last year, mainly higher-end product such as PA66 and plastic alloys with much higher selling price.

The Company expects continuing growth opportunities in oversea markets, including the Republic of Korea.

The following table summarizes the breakdown of revenues by categories in millions of US$:

(in millions, except percentage)	Revenues For the Three-Month Period Ended March 31,
	2015		2014
	Amount	%	Amount	%	Change in Amount	Change in %
Modified Polyamide 66 (PA66)	36.0	16.2%	59.0	26.4%	(23.0)	(39.0)%

Modified Polyamide 6 (PA6)	42.4	19.1%	51.8	23.2%	(9.4)	(18.1)%

Plastic Alloy	92.2	41.6%	51.5	23.0%	40.7	79.0%

Modified Polypropylene (PP)	39.5	17.8%	49.2	22.0%	(9.7)	(19.7)%

Modified Acrylonitrile butadiene styrene (ABS)	8.4	3.8%	9.6	4.3%	(1.2)	(12.5)%

Polyoxymethylenes (POM)	0.5	0.2%	1.2	0.5%	(0.7)	(58.3)%

Polyphenylene Oxide (PPO)	2.9	1.3%	1.0	0.5%	1.9	190.0%

Others	-	-	0.3	0.1%	(0.3)	(100.0)%

Total Revenues	221.9	100%	223.6	100%	(1.7)	(0.8)%

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Three-Month Period Ended March 31,
	2015		2014
	MT	%	MT	%	Change in MT	Change in %
Modified Polyamide 66 (PA66)	8,447	12.2%	10,311	15.0%	(1,864)	(18.1)%

Modified Polyamide 6 (PA6)	11,981	17.3%	10,233	14.9%	1,748	17.1%

Plastic Alloy	24,143	34.7%	20,399	29.5%	3,744	18.4%

Modified Polypropylene (PP)	20,943	30.2%	24,059	34.9%	(3,116)	(13.0)%

Modified Acrylonitrile butadiene styrene (ABS)	3,307	4.8%	3,373	4.9%	(66)	(2.0)%

Polyoxymethylenes (POM)	138	0.2%	330	0.5%	(192)	(58.2)%

Polyphenylene Oxide (PPO)	396	0.6%	140	0.2%	256	182.9%

Others	-	-	100	0.1%	(100)	(100.0)%
Total Sales Volume	69,355	100%	68,945	100%	410	0.6%

The Company continued to shift production mix from traditional Modified Polypropylene (PP) to higher-end products such as Modified Polyamide PA6 and plastic alloy, primarily due to (i) the increasing demand of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) increased sales of higher-end cars made by automotive manufacturers from Chinese and Germany joint ventures, and U.S. and Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China. In addition, the Company sold primarily higher-end PA66 and plastic alloy to the newly developed customer in the Republic of Korea.

Gross Profit and Gross Profit Margin

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2015	2014	Amount	%
Gross Profit	$48.6	$46.6	$2.0	4.3%
Gross Profit Margin	21.9%	20.9%		1.0%

Gross profit was US$48.6 million in the quarter ended March 31, 2015 compared to US$46.6 million in the same period of 2014, representing an increase of 4.3%. Our gross margin increased to 21.9% during the quarter ended March 31, 2015 from 20.9% during the same quarter of 2014 primarily due to (i) higher-end product sales accounting for 78.4% of our total revenues for the first quarter ended March 31, 2015 as compared to 73.7% of that of the prior year; and (ii) the lower raw material costs as we benefited from the decrease of raw materials cost procured earlier at lower price due to the decreased crude oil price following the end of 2014.

General and Administrative Expenses

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2015	2014	Amount	%
General and Administrative Expenses	$5.0	$3.8	$1.2	31.6%
as a percentage of revenues	2.3%	1.7%		0.6%

General and administrative (G&A) expenses were US$5.0 million in the quarter ended March 31, 2015 compared to US$3.8 million in the same period in 2014, representing an increase of 31.6%, or US$1.2 million. This increase is primarily due to the increase of (i) US$0.4 million in payroll resulting of headcount and salary increase; (i) US$0.3 million of stamp duties in connection with our business expansion; (ii) US$0.5 million other miscellaneous expenses.

Research and Development Expenses

	Three–Month Period Ended March 31,		Change
(in millions, except percentage)	2015	2014	Amount	%
Research and Development Expenses	$5.8	$8.6	$(2.8)	(32.6)%
as a percentage of revenues	2.6%	3.9%		(1.3)%

R&D expenses were US$5.8 million during the quarter ended March 31, 2015 compared with US8.6 million during the same period in 2014, a decrease of US$2.8 million, or 32.6%, reflecting the Company's efforts to adjust research and development activities on new products primarily for industrialized applications from automotive to other advanced fields such as ships, airplanes, high-speed rail, 3D printing materials, biodegradable plastics, and medical devices, etc..

As of March 31, 2015, the number of ongoing research and development projects was 126. We expect to complete and commence to realize economic benefits on approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period.

Operating Income

Total operating income was US$37.6 million in the first quarter ended March 31, 2015 compared to $34.1 million in the same period of 2014, representing an increase of 10.3% or US$3.5 million. This increase is primarily due to higher gross profit, lower research and developed expenses, partially offset by higher selling expenses, and general and administrative expenses.

Interest Income (Expenses)
	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2015	2014	Amount	%
Interest Income	$2.4	$3.0	$(0.6)	20.0%
Interest Expenses	(10.6)	(8.6)	(2.0)	23.3%
Net Interest Expenses	$(8.2)	$(5.6)	$(2.6)	46.4%
as a percentage of revenues	(3.7)%	(2.4)%		(1.3)%

Net interest expense was US$8.2 million for the three-month period ended March 31, 2015, compared to net interest expense of US$5.6 million in the same period of 2014, primarily due to (i) US$1.8 million interest expenses increase resulting from the Notes issued on February 4, 2014; and (ii) US$ 0.2 million interest expenses increase resulting from the increase of bank loans to meet the need of our future capacity expansion in Southwest China and Dubai plant. The average loan balance for the three months ended March 31, 2015 was US$383.7 million as compared to US$293.0 million for the three months ended March 31, 2014, leading to US$0.2 million more interest expense, and (iii) the decrease of interest income of US$0.6 million. The average deposit balance for the three months ended March 31, 2015 was US$79.1 million as compared to US$100.1 million during that of the prior year, leading to the decrease of interest income of US$0.6 million.

Income Taxes

	Three–Month Period Ended March 31		Change
(in millions, except percentage)	2015	2014	Amount	%
Income before Income Taxes	$29.6	$29.2	$0.4	1.4%
Income Tax Expense	(4.2)	(7.2)	3.0	41.7%
Effective income tax rate	14.3%	24.7%		(10.4)%

The effective income tax rates for the three-month periods ended March 31, 2015 and 2014 were 14.3% and 24.7%, respectively. The decrease was primarily due to Sichuan Xinda Group's preferential income tax rate and exemption of income tax for the income earned by Dubai Composites, as well as increased profit before tax generated in Dubai, UAE this year. Profit before income tax from overseas market constitutes 65.8% and nil of total profit before income tax of the Company for the three-month ended March 31, 2015 and 2014. The decrease in effective income tax rates was partially offsetting by effect of tax rate differential on entities not subject to PRC income tax, effect of non-deductible expenses and increase of valuation allowances against deferred income tax assets of certain subsidiaries, which were at cumulative loss position.

Our PRC and Dubai subsidiaries have US$364.6 million of cash and cash equivalents, restricted cash and time deposits as of March 31, 2015, which are planned to be indefinitely reinvested in the PRC and Dubai. The distributions from our PRC and Dubai subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries. In addition, due to our policy of indefinitely reinvesting our earnings in Dubai, UAE, we have not provided for deferred income tax liabilities related to Dubai Composites in Dubai, UAE, on undistributed earnings.

Net Income

As a result of the above factors, we had a net income of US$25.4 million in the first quarter of 2015 compared to a net income of US$22.0 million in the same quarter of 2014.

Selected Balance Sheet Data as of March 31, 2015 and December 31, 2014:
	March 31, 2015	December 31, 2014	Change
(in millions, except percentage)			Amount	%
Cash and cash equivalents	31.2	45.5	(14.3)	(31.4)%
Restricted cash	28.8	12.5	16.3	130.4%
Time deposits	269.2	238.5	30.7	12.9%
Accounts receivable, net of allowance for doubtful accounts	199.2	204.0	(4.8)	(2.4)%
Inventories	298.9	249.8	49.1	19.7%
Property, plant and equipment, net	316.0	318.3	(2.3)	(0.7)%
Land use rights, net	18.9	11.9	7.0	58.8%
Prepayments to equipment and construction suppliers	266.7	182.2	84.5	46.4%
Other non-current assets	41.3	25.5	15.8	62.0%
Total assets	1,485.9	1,299.7	186.2	14.3%
Short-term bank loans, including current portion of long-term bank loans	161.0	99.7	61.3	61.5%
Bills payable	27.2	43.4	(16.2)	(37.3)%
Accounts payable	218.7	152.1	66.6	43.8%
Income taxes payable, including noncurrent portion	19.8	17.3	2.5	14.5%
Accrued expenses and other current liabilities	22.3	24.5	(2.2)	(9.0)%
Long-term bank loans, excluding current portion	205.5	174.3	31.2	17.9%
Notes payable	148.7	148.6	0.1	0.1%
Deferred income	17.7	-	17.7	N/	A
Redeemable Series D convertible preferred stock	97.6	97.6	-	-
Stockholders' equity	550.9	525.3	25.6	4.9%

Our financial condition continued to improve as measured by an increase of 4.9% in stockholders' equity as of March 31, 2015 as compared to that of December 31, 2014. Cash and cash equivalents, restricted cash and time deposits increased by 11.0% or US$32.7 million due to the increase of aggregate short-term and long-term bank loans of US$92.5 million, to meet the need in the capital expenditures. Inventories increased by 19.7% due to the lower purchase price of the raw materials resulting from the decreased crude oil price following the end of 2014, and anticipation of the increase of customer demand in the following quarters. Prepayment to equipment suppliers increased by 46.4% was due to the advance for equipment to be used in Dubai, UAE and Southwest China facilities. Other non-current assets and deferred income increase was due to US$17.7 million (RMB110 million) government grant from authorities in Sichuan Province for the construction of our 4th production base in Sichuan Province. The aggregate short-term and long-term bank loans increased by 33.8% due to the overall consideration of existing lines of credit and maintaining an asset to liability ratio below 40%. We defined the asset to liability ratio as the sum of aggregate short-term and long-term term, and notes payable over the total assets.   Accounts payable and bills payable increased by 25.8% as a result of more purchases made by the Company because of the lower purchase price of the raw materials and the Company's strategy to stock up the inventory.  As of March 31, 2015, notes payable was US$148.7 million relating to the 11.75% guaranteed senior notes due in 2019, net of discount.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production lines. We have financed these requirements primarily from cash generated from operations, bank borrowings and the issuance of our convertible preferred stocks and debt financings. As of March 31, 2015 and December 31, 2014, we had US$31.2 million and US$45.5 million, respectively, in cash and cash equivalents, which were primarily deposited with banks in China (including Hong Kong and Macau). As of March 31, 2015, we had US$161.0 million short-term bank loans (including the current portion of long-term bank loans), including US$63.3 million unsecured loan, US$26.3 million loans secured by accounts receivable, US$38.7 million loans secured by a third party affiliated with Shunqing government, US$28.6 million loans secured by restricted cash, and US$4.1 million long-term bank loans that due in one year. We also had US$205.5 million long-term bank loans (excluding the current portion), including US$70 million loans secured by long-term deposits and US$135.5 million unsecured loan. Short-term and long-term bank loans in total bear a weighted average interest rate of 4.1% per annum and do not contain any renewal terms. We have historically been able to make repayments when due.  In addition, the Company has US$148.7 million of 11.75% guaranteed senior notes due in 2019.

A summary of lines of credit for the three-month period ended March 31, 2015 and the remaining line of credit as of March 31, 2015 is as below:

(in millions)	March 31, 2015
	Lines of Credit, Obtained			Remaining Available
Names of Financial Institution	Date of Approval	RMB	USD	USD
Bank of Communications	December 09, 2014	300.0	48.3	-
Bank of Longjiang, Heilongjiang	March 10, 2014	300.0	48.3	22.1
Bank of China	April 30, 2014	1,110.0	178.9	9.3
HSBC	September 2, 2014	279.3	45.0	16.4
Agriculture Bank of China	September 25, 2014	300.0	48.3	32.2
China Construction Bank	December 25, 2013	300.0	48.3	24.2
Societe Generale	August 1, 2014	150.0	24.2	9.3
Total		2,739.3	441.3	113.5

We have historically been able to make repayments when due. As of March 31, 2015, we have contractual obligations to pay (i) lease commitments in the amount of US$5.1 million, including US$1.2 million due in one year; (ii) equipment acquisition in the amount of US$283.3 million and facility construction in the amount of US$37.0 million; (iii) long-term bank loan in the amount of US$220.9 million (including principals and interests), and (iv) notes payable in the amount of US$220.5 million (including principals and interests).

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

The following table sets forth a summary of our cash flows for the periods indicated.

	Three-Month Period Ended March 31,
(in millions US$)	2015	2014
Net cash provided by operating activities	37.5	26.2
Net cash used in investing activities	(122.1)	(52.1)
Net cash provided by financing activities	69.9	103.7
Effect of foreign currency exchange rate changes on cash and cash equivalents	0.4	(2.9)
Net increase (decrease) in cash and cash equivalents	(14.3)	74.9
Cash and cash equivalents at the beginning of period	45.5	95.5
Cash and cash equivalents at the end of period	31.2	170.4

Operating Activities

Net cash provided by operating activities increased to US$37.5 million for the three-month period ended March 31, 2015 from net cash provided by operating activities of US$26.2 million for the three-month period ended March 31, 2014, primarily due to (i) the decrease of approximately US$80.3 million in cash operating payments, including raw material purchases, rental and personnel costs, and (ii) the decrease of US$16.5 million in income tax payments, partially offset by (iii) the decrease of approximately US$76.2 million in cash collected from our customers for the three-month period ended March 31, 2015 , and (iv) the increase of net interest payments of US$9.3 million for the three-month period ended March 31, 2015.

Investing Activities

Net cash used in the investing activities was US$122.1 million for the three-month period ended March 31, 2015 as compared to US$52.1 million for the same period of last year, mainly due to (i) the increase of US$85.0 million purchase of property, plant and equipment, (ii) the decrease of US$31.1 million proceeds from maturity of time deposits, and (iii) the increase of US$5.5 million acquisition of land use right,  partially offset by (iv) the decrease of US$51.6 million purchase of time deposits.

Financing Activities

Net cash provided by the financing activities was US$69.9 million for the three-month period ended March 31, 2015, as compared to US$103.7 million for the same period of last year, primarily as a result of (i) US$148.4 million proceeds from Senior notes issued during the period ended March 31, 2014, (ii) increase of US$19.5 million of placement of restricted cash as collateral for bank borrowings for the three-month period ended March 31, 2015, partially offset by (iii) the decrease of US$104.0 million repayments of bank borrowings, (iv) the increase of US$26.7 million borrowings of bank loans and (v) US$3.5 million issuance costs paid for the issuance of Senior notes in 2014.

As of March 31, 2015, our cash and cash equivalents balance was US$31.2 million, compared to US$45.5 million at December 31, 2014.

Days Sales Outstanding ("DSO") has increased from 77 days for the year ended December 31, 2014 to 81 days for the quarter ended March 31, 2015 as a result of overall slowdown in the Chinese economy, automobile industry, and its impact to our industry.  Geographically, for the three months ended March 31, 2015, our DSO in domestic was 70 days and in overseas market in ROK 145 days.

It takes longer to collect from our customers. We believe that our DSO is still well below industry average Industry Standard Customer and Supplier Payment Terms (days) as below:

	Three-month period ended March 31, 2015	Year ended December 31, 2014
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Supplier Payment Term	Payment in advance/up to 60 days	Payment in advance/up to 60 days

Inventory turnover days has increased from 80 days for the year ended December 31, 2014 to 143 days for the quarter ended March 31, 2015 due to inventory of raw materials buildup in anticipation of increasing demand from our customers, especially those located in longer distance in the following quarters.

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

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of March 31, 2015 are as follows:

Contractual obligations	Total	Payment due less than 1 year	1 – 3 years	3-5 years	More than 5 years
Lease commitments	5,134,947	1,241,684	1,976,034	797,678	1,119,551
Purchase of land use rights, plant equipment, and construction in progress (3)	320,322,565	320,322,565	-	-	-
Long-term bank loans (1)	220,875,228	10,765,328	210,109,900	-	-
Notes payable (2)	220,500,000	17,625,000	35,250,000	167,625,000	-
Total	766,832,740	349,954,577	247,335,934	168,422,678	1,119,551

(1)  Includes interest of US$11.3 million accrued at the interest rate under the loan agreements. For borrowings with a floating rate, the most recent rate as of March 31, 2015 was applied.

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

(3)  (i) On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Nanchong Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion (equivalent to US$290.1 million) in property, plant and equipment and approximately RMB0.6 billion (equivalent to US$96.7 million) in working capital, for the construction of the Sichuan plant.  As of March 31, 2015, the Company has a commitment of RMB225.5 million (equivalent to US$36.3 million) mainly for facility construction, and RMB343.8 million (equivalent to US$55.4 million) for the acquisition of equipments.

       (ii) On January 5, 2015, AL Composites Materials FZE ("AL Composites") entered into an equipment purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of US$271.2 million to purchase certain production and testing equipment. As of March 31, 2015, the Company has a commitment of US$227.8 million for the remaining equipment acquisition. On January 25, 2015, AL Composites entered into a facility purchase contract with Zettachem International Limited for a total consideration of AED 12,500,000 (equivalent to US$3.4 million). As of March 31, 2015, the Company has a commitment of US$0.7 million.

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

A hypothetical 1.0% increase in the annual interest rate for all of our credit facilities under which we had outstanding borrowings as of March 31, 2015 would decrease income before income taxes by approximately US$1.3 million for the quarter ended March 31, 2015. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

All of our revenues are collected in and substantially all of our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the US$1.00 until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the People's Bank of China allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. On March 31, 2015, the RMB traded at 6.2069 RMB to 1.00 U.S. dollar.

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

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2014 due to one material weakness as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, we believe that our unaudited condensed consolidated financial statements included in this Quarterly Report present fairly our financial position, results of operations and cash flows for the three months ended March 31, 2015 in all material respects.

(b) Changes in internal controls.

During the three-month ended March 31, 2015, our efforts to improve our internal controls over financial reporting include (1) external training of U.S. GAAP and SEC reporting by qualified entities to our accounting staff, (2) recruiting qualified accounting staff in AL Composites with requisite expertise and knowledge to help improve our internal control procedures, (3) adopting internal policies and approval and supervision procedures governing financial reporting, (4) adopting procedures to evaluate and assess performance of directors, officers and employees of the Company, (5) internal meetings, discussions and seminars periodically to review and improve our internal control procedures. We plan to improve on the above-referenced weakness by the end of the fiscal year ending December 31, 2015.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

During the three months ended March 31, 2015, there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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

China XD Plastics Company Limited

Date: May 11, 2015	By:	/s/ Jie Han
Name: Jie Han
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2015	By:	/s/ Taylor Zhang
Name: Taylor Zhang
Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Document Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.