Form 10-Q
period 2015-06-30
China XD Plastics Co Ltd
filed 2015-08-06
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

86-451-84346600
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 3, 2015, the registrant had 49,151,796 shares of common stock, par value US$0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	52,702,280	45,456,612
Restricted cash	43,587,432	12,545,772
Time deposits	231,779,552	238,532,702
Accounts receivable, net	211,803,068	203,998,138
Amounts due from a related party	-	220,262
Inventories	287,072,414	249,797,244
Prepaid expenses and other current assets	9,384,107	11,253,828
Total current assets	836,328,853	761,804,558
Property, plant and equipment, net	315,022,041	318,324,600
Land use rights, net	18,707,621	11,896,542
Prepayments to equipment and construction suppliers	294,418,527	182,259,578
Other non-current assets	40,904,920	25,499,744
Total assets	1,505,381,962	1,299,785,022

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank loans, including current portion of long-term bank loans	217,468,948	99,735,422
Bills payable	50,561,363	43,389,928
Accounts payable	190,971,174	152,073,014
Amounts due to related parties	141,834	-
Income taxes payable	4,864,511	3,269,115
Accrued expenses and other current liabilities	25,534,299	24,484,583
Total current liabilities	489,542,129	322,952,062
Long-term bank loans, excluding current portion	130,407,653	174,274,446
Notes payable	148,750,658	148,617,057
Income taxes payable	18,460,593	14,025,825
Deferred income tax liabilities	15,797,125	16,951,551
Deferred income	28,972,444	-
Total liabilities	831,930,602	676,820,941

Redeemable Series D convertible preferred stock	97,576,465	97,576,465
Stockholders' equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 49,182,284 shares and 49,172,796 shares issued, 49,161,284 shares and 49,151,796 shares outstanding as of June 30, 2015 and December 31, 2014, respectively	4,917	4,916
Treasury stock, 21,000 shares at cost	(92,694)	(92,694)
Additional paid-in capital	81,262,157	80,875,787
Retained earnings	482,706,335	431,823,706
Accumulated other comprehensive income	11,994,080	12,775,801
Total stockholders' equity	575,874,895	525,387,616
Commitments and contingencies	-	-
Total liabilities, redeemable convertible preferred stock and stockholders' equity	1,505,381,962	1,299,785,022

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	US$	US$	US$	US$

Revenues	265,412,742	264,208,995	487,339,137	487,789,670
Cost of revenues	(213,919,846)	(211,909,052)	(387,203,965)	(388,841,389)
Gross profit	51,492,896	52,299,943	100,135,172	98,948,281

Selling expenses	(438,041)	(135,625)	(734,861)	(257,953)
General and administrative expenses	(6,592,032)	(4,553,144)	(11,556,790)	(8,349,508)
Research and development expenses	(6,659,310)	(13,355,881)	(12,473,173)	(21,986,615)
Total operating expenses	(13,689,383)	(18,044,650)	(24,764,824)	(30,594,076)

Operating income	37,803,513	34,255,293	75,370,348	68,354,205

Interest income	2,466,291	3,454,649	4,894,362	6,490,014
Interest expense	(11,038,295)	(11,614,261)	(21,667,648)	(20,194,238)
Foreign currency exchange gains (losses)	322,056	406,479	231,641	(72,711)
Gains (losses) on foreign currency forward contracts	305,825	(934,765)	660,344	(934,765)
Change in fair value of warrants liability	-	(906,006)	-	(1,068,745)
Government grant	4,814	12,974	4,814	1,324,213
Total non-operating expense, net	(7,939,309)	(9,580,930)	(15,876,487)	(14,456,232)

Income before income taxes	29,864,204	24,674,363	59,493,861	53,897,973

Income tax expense	(4,385,601)	(4,837,703)	(8,611,232)	(12,065,262)

Net income	25,478,603	19,836,660	50,882,629	41,832,711

Earnings per common share:
Basic and diluted	0.39	0.30	0.77	0.64

Net Income	25,478,603	19,836,660	50,882,629	41,832,711

Other comprehensive income (loss)
Foreign currency translation adjustment, net of nil income taxes	(616,961)	1,346,532	(781,721)	(12,842,203)

Comprehensive income	24,861,642	21,183,192	50,100,908	28,990,508

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Period Ended June 30,
	2015	2014
	US$	US$
Cash flows from operating activities:
Net cash provided by operating activities	71,660,883	61,291,114

Cash flows from investing activities:
Proceeds from maturity of time deposits	237,499,197	259,984,756
Purchase of time deposits	(231,080,300)	(362,130,254)
Purchase of land use rights	(6,904,447)	-
Purchase of and deposits for property, plant and equipment	(119,535,975)	(86,442,465)
Net cash used in investing activities	(120,021,525)	(188,587,963)

Cash flows from financing activities:
Proceeds from bank borrowings	323,407,459	422,150,363
Repayments of bank borrowings	(238,181,426)	(383,003,049)
Proceeds from issuance of the Notes	-	148,396,175
Payment of issuance costs of the Notes	-	(3,970,357)
Proceeds from the exercise of Series A investor warrants	-	596,740
Release of restricted cash as collateral for bank borrowings	-	3,243,383
Placement of restricted cash as collateral for bank borrowings	(29,729,123)	(20,595,485)
Net cash provided by financing activities	55,496,910	166,817,770

Effect of foreign currency exchange rate changes on cash and cash equivalents	109,400	(2,211,225)
Net increase in cash and cash equivalents	7,245,668	37,309,696

Cash and cash equivalents at beginning of period	45,456,612	95,545,904
Cash and cash equivalents at end of period	52,702,280	132,855,600

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	20,159,080	12,985,268
Income taxes paid	3,706,530	23,029,798

Non-cash investing and financing activities:
Government grant related to construction in the form of repayment of bank loan on behalf of the Company by the government	11,267,062	-
Accrual for purchase of equipment and construction	295,893	564,103

See accompanying notes to unaudited condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation, significant concentrations and risks

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the United States Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet as of December 31, 2014 was derived from the audited consolidated financial statements of China XD Plastics Company Limited ("China XD") and subsidiaries (collectively, the "Company"). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2014, and the related consolidated statements of comprehensive income, changes in equity and cash flows for the year then ended, included in the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2015.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2015, the results of operations for the three-month and six-month periods ended June 30, 2015 and 2014, and the cash flows for the six-month periods ended June 30, 2015 and 2014, have been made.

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

(b) Significant concentrations and risks

Sales concentration

The Company sells its products primarily through approved distributors in the People's Republic of China (the "PRC"). To a lesser extent, the Company also sells its products to an overseas customer in the Republic of Korea (the "ROK"). The Company's sales are highly concentrated.  Sales to distributors and end customer, which individually exceeded 10% of the Company's revenues for the three month and six months periods ended June 30, 2015 and 2014, are as follows:

	Three-Month Period Ended June 30,
	2015		2014
	US$	%	US$	%
Distributor A	47,121,285	17.8%	46,122,237	17.5%
Distributor B	38,766,823	14.6%	34,853,678	13.2%
Distributor C	32,232,229	12.1%	35,872,313	13.6%
Distributor D	28,722,000	10.8%	36,194,327	13.7%
Distributor E	27,377,033	10.3%	22,881,624	8.7%
Direct Customer F, located in ROK	29,139,000	11.0%	19,970,900	7.6%
Total	203,358,370	76.6%	195,895,079	74.3%

	Six-Month Period Ended June 30,
	2015		2014
	US$	%	US$	%
Distributor A	82,134,181	16.9%	82,477,849	16.9%
Distributor B	71,578,657	14.7%	67,433,893	13.8%
Distributor C	58,437,523	12.0%	68,405,706	14.0%
Distributor D	51,380,046	10.5%	69,391,812	14.2%
Distributor E	49,664,900	10.2%	42,212,473	8.7%
Direct Customer F, located in ROK	64,085,900	13.2%	19,970,900	4.1%
Total	377,281,207	77.5%	349,892,633	71.7%

The Company expects revenues from these distributors and the customer to continue to represent a substantial portion of its revenue in the future. Any factor adversely affecting the automobile industry in the PRC, electronic application industry in the ROK or the business operations of these customers will have a material effect on the Company's business, financial position and results of operations.

Purchase concentration of raw materials and equipment

The principal raw materials used for the Company's production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon. Company purchased its raw materials through five and eight distributors, which individually exceeded 10% of the Company's total raw material purchases, accounted for approximately 71.8% and 81.1% of the Company's total raw materials purchases for the three-month periods ended June 30, 2015 and 2014, respectively, and 67.1% and 79.0% of the Company's total raw materials purchases for the six-month periods ended June 30, 2015 and 2014, respectively.  Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company's business, financial position and results of operations.

The Company purchased equipment from two major equipment distributors, which accounted for 96.1% and 98.6% of the Company's total equipment purchases for the three-month periods ended June 30, 2015 and 2014, respectively, and accounted for 97.9% and 97.5% of the Company's total equipment purchases for the six-month periods ended June 30, 2015 and 2014.  Management believes that other suppliers could provide similar equipment on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company's business, financial position and results of operations. The majority owner of one of the major equipment distributors, that supplied approximately 3.4% and nil of the Company's total equipment purchases for the three-month periods ended June 30, 2015 and 2014, respectively, and 37.4% and 3.0% of the Company's total equipment purchases for the six-month periods ended June 30, 2015 and 2014, respectively, is also the majority owner of sales Distributor D presented above.

Cash concentration

Cash and cash equivalents, restricted cash and time deposits maintained at banks consist of the following:

	June 30, 2015	December 31, 2014
	US$	US$
RMB denominated bank deposits with:
Financial Institutions in the PRC	353,954,158	311,377,750
Financial Institutions in Hong Kong Special Administrative Region ("Hong Kong SAR")	4,212	2,617
Financial Institution in Dubai, United Arab Emirates ("UAE")	8,183	170
U.S. dollar denominated bank deposits with:
Financial Institution in the U.S.	195,624	770,704
Financial Institutions in the PRC	17,142	17,139
Financial Institution in Hong Kong SAR	323,962	1,366,224
Financial Institution in Macau Special Administrative Region ("Macau SAR")	4,104,707	47,868
Financial Institution in Dubai, UAE	4,870,136	481,179
Euro denominated bank deposits with:
Financial institution in Hong Kong SAR	-	83,017
Financial institution in Dubai, UAE	3,091	3,355
HK dollar denominated bank deposits with:
Financial institution in Hong Kong SAR	394	581
Dirham denominated bank deposits with:
Financial institution in Dubai, UAE	14,562	112,815

The bank deposits with financial institutions in the PRC are insured by the government authority up to RMB500,000. The bank deposits with financial institutions in the HK SAR are insured by the government authority up to HK$500,000. The bank deposits with financial institutions in the Macau SAR are insured by the government authority up to MOP$500,000. The bank deposits with financial institutions in UAE are not insured by any government authority. To limit exposure to credit risk, the Company primarily places bank deposits with large financial institutions in the PRC, HK SAR and Macau SAR with acceptable credit rating.

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

Short-term bank deposits that are pledged as collateral for bills payable relating to purchases of raw materials are reported as restricted cash and amounted to US$13,768,349 and US$11,868,855 as of June 30, 2015 and December 31, 2014, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company. Short-term bank deposits that are pledged as collateral for letter of credit relating to purchases of raw materials are reported as restricted cash and amounted to nil and US$676,917 as of June 30, 2015 and December 31, 2014, respectively. The cash will be available for use by the Company 90 days from the issuance of the letter of credit. The cash flows from the pledged bank deposits, which relate to purchases of raw materials, are reported within cash flows from operating activities in the condensed consolidated statements of cash flows.

Cash deposits in the amount of US$17,744,510 were restricted relating to the government grant as of June 30, 2015 (note 12), and included in other non-current assets.  The cash flows from the pledged bank deposits, which relate to government grant for construction of assets, are reported within cash flows from investing activities in the condensed consolidated statements of cash flows.

Short-term bank deposits that are pledged as collateral for short-term bank borrowings are reported as restricted cash and amounted to US$13,723,281 and nil as of June 30, 2015 and December 31, 2014, respectively. Short-term bank deposits that are pledged as collateral for long-term bank borrowings are reported as restricted cash and amounted to US$16,095,802 and nil as of June 30, 2015 and December 31, 2014, respectively. Long-term bank deposits that are pledged as collateral for issuance of letter of guarantee are reported as other non-current assets and amounted to US$17,705,382 and US$17,728,782 as of June 30, 2015 and December 31, 2014, respectively. The cash flows from such bank deposits are reported within cash flows from financing activities in the condensed consolidated statements of cash flows.

Note 2 - Accounts receivable

Accounts receivable consists of the following:

	June 30, 2015	December 31, 2014
	US$	US$

Accounts receivable	211,912,835	204,108,050
Allowance for doubtful accounts	(109,767)	(109,912)
Accounts receivable, net	211,803,068	203,998,138

As of June 30, 2015 and December 31, 2014, the accounts receivable balances also include notes receivable in the amount of US$1,472,406 and US$921,907, respectively. As of June 30, 2015 and December 31, 2014, nil and US$50,473,063 of accounts receivable are pledged for the short-term bank loans, respectively.

There was no accrual of additional provision or write-off of accounts receivable for the three-month and six-month periods ended June 30, 2015 and 2014.

Note 3 - Inventories

Inventories consist of the following:
	June 30, 2015	December 31, 2014
	US$	US$

Raw materials	256,203,379	241,853,814
Work in progress	226,881	207,181
Finished goods	30,642,154	7,736,249
Total inventories	287,072,414	249,797,244

There were no write down of inventories for the three-month and six-month periods ended June 30, 2015 and 2014.

Note 4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:
	June 30, 2015	December 31, 2014
	US$	US$

Advances to suppliers	247,022	168,614
Value added taxes receivables	2,283,841	6,407,547
Interest receivable	3,438,119	3,351,672
Others	3,415,125	1,325,995
Total prepaid expenses and other current assets	9,384,107	11,253,828

Others mainly include prepaid interest expenses and staff advances.

Note 5 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	June 30, 2015	December 31, 2014
	US$	US$

Machinery, equipment and furniture	263,516,693	209,509,700
Motor vehicles	1,984,993	1,854,985
Workshops and buildings	79,383,200	79,009,346
Construction in progress	48,887,660	93,970,716
Total property, plant and equipment	393,772,546	384,344,747
Less accumulated depreciation	(78,750,505)	(66,020,147)
Property, plant and equipment, net	315,022,041	318,324,600

For the three-month and six-month periods ended June 30, 2015, the Company capitalized US$168,306 of interest costs as a component of the cost of construction in progress, respectively. Depreciation expense on property, plant and equipment was allocated to the following expense items:

	Three-Month Period Ended June 30,
	2015	2014
	US$	US$

Cost of revenues	5,525,990	4,638,160
General and administrative expenses	403,135	319,502
Research and development expenses	901,082	527,963
Selling expense	223	-
Total depreciation expense	6,830,430	5,485,625

	Six-Month Period Ended June 30,
	2015	2014
	US$	US$

Cost of revenues	10,305,578	9,508,815
General and administrative expenses	778,263	621,783
Research and development expenses	1,696,801	959,972
Selling expense	223	-
Total depreciation expense	12,780,865	11,090,570

Note 6 - Prepayments to equipment suppliers

On March 8, 2013, Xinda Holding (HK) Co, Ltd. ("Xinda Holding (HK)") entered into an investment agreement with Nanchong Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion (equivalent to US$289.7 million) in property, plant and equipment and approximately RMB0.6 billion (equivalent to US$96.6 million) in working capital, for the construction of the Sichuan plant. In December 2013, the Company entered into an equipment purchase contract with Harbin Jiamu Import & Export Trading Co., Ltd ("Jiamu") for a total consideration of RMB1,629.3 million (equivalent to US$262.3 million) to purchase 70 production lines and RMB89.7 million (equivalent to US$14.4 million) to purchase testing equipment. As of June 30, 2015 and December 31, 2014, the Company has paid RMB1,375.2 million (equivalent to US$221.4 million) and RMB1,130.9 million (equivalent to US$182.3 million) for production lines and testing equipment, respectively.

On January 5, 2015, AL Composites Materials FZE ("AL Composites") entered into an equipment purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of US$271.2 million to purchase certain production and testing equipment. Pursuant to the contract with Peaceful, the Company has paid US$65.6 million as prepayments as of June 30, 2015.

Note 7 – Fair value measurement

Short-term financial instruments, including cash and cash equivalents, restricted cash, time deposits, accounts receivable, amounts due from a related party, short-term bank loans, bills payable, accounts payable, amounts due to related parties, income taxes payable and accrued expenses and other current liabilities - carrying amounts approximate fair values because of the short maturity of these instruments.

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

Notes payable - fair values of the Company's notes payable are estimated based on quoted market prices which are categorized as Level 1 measurement in the fair value hierarchy. As of June 30, 2015, the carrying amount and estimated fair value of the notes payable were US$ 148,750,658 and US$ 146,062,500, respectively.

Derivative assets on foreign currency forward contract- fair value is determined using a discount cash flow model, which discounts the difference between the forward contract exchange rate from the quoted curve and the contract rate multiplied by the notional amounts. It considers the following significant inputs: risk-free rate and foreign exchange rate.

Note 8 – Borrowings

(a)	Current

	June 30, 2015	December 31, 2014
	US$	US$

Unsecured loans	70,821,530	47,223,028
Secured loans by accounts receivable	-	40,292,686
Guaranteed loans by a third-party (ii)	27,362,863	-
Secured loans by restricted cash (iii)	35,600,000	-
Current portion of long-term bank loans (note b)	83,684,555	12,219,708

Total short-term loans, including current portion of long-term bank loans	217,468,948	99,735,422

(i)	As of June 30, 2015 and December 31, 2014, the Company's short-term bank loans bear a weighted average interest rate of 4.03% and 5.7% per annum, respectively. All short-term bank loans mature at various times within one year and contain no renewal terms.

(ii)	On February 11, 2015, the Company obtained RMB140 million (US$22.6 million) bank loan at an annual interest rate of 5.32%, from Bank of Communications, and RMB100 million (US$16.1 million) bank loan at an annual interest rate of 5.32%, from Bank of Construction banks in Nanchong City, Sichuan. These two loans were guaranteed by an investment company affiliated with the People's Government of Shunqing District, Nanchong City, Sichuan Province ("Shunqing Government") and were issued to support the Company's construction of a production plant in Nanchong City, Sichuan and will be paid off in five installments. The first installment in the amount of RMB70 million (US$11.3 million) was paid on April 30,2015. The last installment will become due and payable on November 30, 2015.

(iii)
On January 15, 2015, the Company obtained a 350-day secured loan of US$12.0 million from HSBC Bank Middle East Limited in Dubai, UAE at an annual interest rate of 3-month London Inter-Bank Offered Rate ("LIBOR") (0.2832% as of June 30, 2015) plus 1.8%. On February 2, 2015, the Company obtained another 351-day secured loan of US$16.6 million from HSBC Bank Middle East Limited in Dubai, UAE at an interest rate of 3-month LIBOR (0.2832% as of June 30, 2015) plus 1.8%. These loans were secured by restricted cash of RMB39.3 million (equivalent to US$6.3 million) by the HSBC bank in Harbin, China.

In June 2015, the Company obtained a one-year secured loan of US$7.0 million from Bank of China Luxemburg Branch at an annual interest rate of one-year LIBOR (0.7715% as of June 30, 2015) plus 0.75%. These loans were secured by restricted cash of RMB45.9 million (equivalent to US$7.4 million) by the Bank of China in Harbin, China.

(b)	Non-current

	June 30, 2015	December 31, 2014
	US$	US$

Secured loans	83,164,800	70,000,000
Unsecured loans	130,927,408	116,494,154
Less: current portion	83,684,555	12,219,708
Total long-term bank loans, excluding current portion	130,407,653	174,274,446

During March and April 2014, the Company obtained two 15-month unsecured loans of RMB50 million (equivalent to US$8.0 million) at an interest rate of 6.15% per annum from the Bank of Heilongjiang. The Company repaid these loans in advance by the end of March 2015.

On June 12, 2014, the Company obtained a three-year secured loan of US$70 million from Bank of China at interest rate of 3-month LIBOR (0.2832% as of June 30, 2015). The loan is secured by restricted cash of US$17.7million. The Company has repaid US$2 million on June 9, 2015.

On January 23, 2015, the Company obtained a two-year unsecured loan of RMB100 million (equivalent to US$16.1 million) at an annual interest rate of 6.0% from Agriculture Bank of China.

On January 27, 2015, the Company obtained a one and half year secured loan of US$15.2 million from Bank of China, at an interest rate of LIBOR (0.2832% as of June 30, 2015) plus 1.5%. The interest rate is reset every three months. The loan is secured by restricted cash of RMB100 million (equivalent to US$16.1 million).

On April 22, 2015, the Company obtained a two-year unsecured loan of RMB40 million (equivalent to US$6.4 million) at an annual interest rate of 5.75% from Agriculture Bank of China.

As of June 30, 2015, the Company had total lines of credit of RMB3,348.5 million (US$538.8 million). As of June 30, 2015, the Company has unused lines of credit of RMB1,222.9 million (US$196.8 million) with remaining terms less than 12 months and RMB134.3million (US$21.6 million) with remaining terms beyond 12 months.

Certain lines of credit contain financial covenants such as total stockholders' equity, debt asset ratio, current ratio, contingent liability ratio and net profit. As of June 30, 2015, the Company has met these financial covenants.

Note 9 - Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:
	June 30, 2015	December 31, 2014
	US$	US$
Payables for purchase of property, plant and equipment	7,182,356	7,234,607
Accrued freight expenses	3,211,971	1,688,431
Accrued interest expenses	9,784,921	9,031,741
Others	5,355,051	6,529,804
Total accrued expenses and other current liabilities	25,534,299	24,484,583

Others mainly represent accrued payroll and employee benefits, non income taxes payables and other accrued miscellaneous operating expenses.

Note 10 – Related party transactions

The Company entered into related party transactions with Harbin Xinda High-Tech Co., Ltd. ("Xinda High-Tech"), an entity controlled by the wife of Mr. Han, the chief executive officer and controlling stockholder of the Company, and Mr. Han's son.  The significant related party transactions are summarized as follows:
	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	US$	US$	US$	US$
Costs and expenses resulting from transactions with related parties:
Rental expenses for plant and office spaces	165,500	195,677	360,714	395,588

 The related party balances are summarized as follows:

	June 30, 2015	December 31, 2014
	US$	US$
Amounts due from a related party:
Prepaid rent expenses to Xinda High-Tech	-	220,262
Total:	-	220,262

Amounts due to a related party:
Rental payable to Xinda High-Tech	128,195	-
Rental payable to Mr Han's son	13,639	-
Total:	141,834	-

The Company rents the following plant and office buildings in Harbin, Heilongjiang province from Xinda High-Tech:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Office building	23,894	766,851	Between January 1, 2014 and December 31, 2018

The Company rents the following facilities in Harbin, Heilongjiang province from Mr. Han's son:
Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Facility	3,134	16,047	Between January 1, 2015 and December 31, 2015
Facility	200	6,419	Between August 17, 2014 and August 16, 2015

Note 11– Income taxes

Pursuant to an approval from the local tax authority in July 2013, Sichuan Xinda Enterprise Group Co., Ltd. ("Sichuan Xinda Group"), a subsidiary of China XD, became a qualified enterprise located in the western region of the PRC, which entitled it to a preferential income tax rate of 15% from January 1, 2013 to December 31, 2020. Under the current laws of Dubai, AL Composites is exempted from income taxes.

The effective income tax rate for the six-month periods ended June 30, 2015 and 2014 were 14.3% and 22.3%, respectively. The effective income tax rate for the six-month period ended June 30, 2015 differs from the PRC statutory income tax rate of 25% primarily due to the above mentioned Dubai exempt from income taxes, Sichuan Xinda Group's preferential income tax rate, and Sichuan Xinda Group's R&D expense bonus tax deduction, partially offsetting by effect of tax rate differential on entities not subject to PRC income tax, effect of non-deductible expenses and increase of valuation allowances against deferred income tax assets of certain subsidiaries, which were at cumulative loss position.
As of June 30, 2015, the unrecognized tax benefits were US$18,460,593 and the interest relating to unrecognized tax benefits was US$2,038,387.  No penalties expense related to unrecognized tax benefits were recorded. The Company is currently unable to provide an estimate of a range of the total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.

Note 12 – Deferred Income

On January 26, 2015, the Company entered into a memorandum and a fund support agreement with the People's Government of Shunqing District, Nanchong City, Sichuan Province ("Shunqing Government") pursuant to which Shunqing Government, through its investment vehicle, extended to the Company RMB110 million (equivalent to US$17.7 million) interest free fund to support  the construction of the Sichuan plant. In June 2015, the Company received additional RMB70 million (equivalent to US$11.2 million) from Shunqing Government in the form of government repayment of bank loans on behalf of the Company. Since both funding are related to construction of long-term assets, the amounts were recognized as government grant, which is included in deferred income on the unaudited condensed consolidated balance sheet, and to be recognized as other income in the consolidated statement of comprehensive income over the periods and in the proportions in which depreciation expense on the long-term assets is recognized.

Note 13 – Stockholders' equity

The changes of each caption of stockholders' equity for the six-month period ended June 30, 2015 are as follows:

	Series B Preferred Stock		Common Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings	Comprehensive Income	Stockholders' Equity
		US$		US$
Balance as of January 1, 2015	1,000,000	100	49,151,796	4,916	(92,694)	80,875,787	431,823,706	12,775,801	525,387,616
Net income	-	-	-	-	-	-	50,882,629	-	50,882,629
Other comprehensive loss	-	-	-	-	-	-	-	(781,721)	(781, 721)
Stock based compensation	-	-	-	-	-	386,371	-	-	386,371
Vesting of nonvested shares	-	-	9,488	1	-	(1)	-	-	-
Balance as of June 30, 2015	1,000,000	100	49,161,284	4,917	(92,694)	81,262,157	482,706,335	11,994,080	575,874,895

Note 14 – Stock based compensation

A summary of the nonvested shares activity for the six-month ended June 30, 2015 is as follows:

	Number of Nonvested Shares	Weighted Average Grant date Fair Value
		US$
Outstanding as of December 31, 2014	647,288	5.00
Vested	(9,488)	4.15
Forfeited	(47,830)	4.63
Outstanding as of June 30, 2015	589,970	5.04

The Company recognized US$130,645 and US$122,091 of share-based compensation expense in general and administration expenses relating to nonvested shares for the three-month periods ended June 30, 2015 and 2014, respectively, and US$386,371 and US$532,939 of share-based compensation expense in general and administration expenses relating to nonvested shares for the six-month periods ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was US$1,219,064 total unrecognized compensation cost relating to nonvested shares, which is to be recognized over a weighted average period of 1.26 years.

Note 15 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	US$	US$	US$	US$
Net income	25,478,603	19,836,660	50,882,629	41,832,711
Less:
Earnings allocated to participating Series D convertible preferred stock	(6,199,413)	(4,869,197)	(12,379,759)	(10,284,553)
Earnings allocated to participating nonvested shares	(230,996)	(119,614)	(466,567)	(352,376)
Net income for basic and diluted earnings per share	19,048,194	14,847,849	38,036,303	31,195,782

Denominator
Denominator for basic and diluted earnings per share	49,161,284	48,789,480	49,159,344	48,532,252

Earnings per share:
Basic and diluted	0.39	0.30	0.77	0.64

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month periods and six-month periods ended June 30, 2015 and 2014 because their effects are anti-dilutive:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014

Shares issuable upon conversion of Series D convertible preferred stock	16,000,000	16,000,000	16,000,000	16,000,000
Shares issuable upon exercise of Series A investor warrant	-	438,038	-	438,038
Shares issuable upon exercise of Series A placement agent warrant	-	117,261	-	117,261

Note 16 - Commitments and contingencies

(1)    Lease commitments

Future minimum lease payments under non-cancellable operating leases agreements as of June 30, 2015 were as follows.
US$
Period from July 1, 2015 to December 31, 2015	651,896
Years ending December 31,
2016	1,099,595
2017	963,302
2018	892,443
2019	112,866
2020 and thereafter	1,147,475

Rental expenses incurred for operating leases of plant and office spaces were US$499,500 and US$302,480 for the three-month periods ended June 30, 2015 and 2014, respectively, and US$728,649 and US$620,708 for the six-month periods ended June 30, 2015 and 2014, respectively. There are no step rent provisions, escalation clauses, capital improvement funding requirements, other lease concessions or contingent rent in the lease agreements. The Company has no legal or contractual asset retirement obligations at the end of leases. The Company's leases do not contain any contingent rent payments terms.
(2)   Sichuan plant construction and equipment

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion (equivalent to US$289.7 million) in property, plant and equipment and approximately RMB0.6 billion (equivalent to US$96.6 million) in working capital, for the construction of Sichuan plant.  As of June 30, 2015, the Company has a remaining commitment of RMB215.3 million (equivalent to US$34.6 million) mainly for facility construction, and RMB343.8 million (equivalent to US$55.3 million) for the acquisition of equipments.

(3)    Dubai plant construction and equipment

On January 5, 2015, AL Composites entered into an equipment purchase contract with Peaceful for a total consideration of US$271.2 million to purchase certain production and testing equipment.  As of June 30, 2015, the Company has a remaining commitment of US$205.6 million for the remaining equipment acquisition. On January 25, 2015, AL Composites entered into a facility purchase contract with Zettachem International Limited for a total consideration of AED12.5 million (equivalent to US$3.4 million). As of June 30, 2015, the Company has a remaining commitment of US$0.3 million.

(4)   Xinda Group equipment

During the six-month period ended June 31, 2015, Xinda Group entered into a series of equipment purchase contracts with Jiamu for a total consideration of RMB93.2 million (equivalent to US$15.0 million). As of June 30, 2015, the Company has a remaining commitment of RMB85.2 million (equivalent to US$13.7 million) for the remaining equipment acquisition.
(5)    Contingencies

The Company and certain of its officers were named as defendants in two putative securities class action lawsuits filed on July 15, 2014 and July 16, 2014 in the United States District Court for the Southern District of New York. The Company, after consultation with its legal counsel, believes that the lawsuits are without merit and intends to vigorously defend against them.  Nevertheless, there is a possibility that a loss may have been incurred. In accordance with ASC Topic 450, no loss contingency was accrued as of June 30, 2015 since the possible loss or range of loss cannot be reasonably estimated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the "SEC") or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operation," regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would" and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and in Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: economic conditions generally and the automotive modified plastics market specifically, legislative or regulatory changes that affect our business, including changes in regulation, the availability of working capital, the introduction of competing products, and other risk factors described herein. These risks and uncertainties, together with the other risks described from time-to-time in reports and documents that we filed with the SEC should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview
China XD Plastics Company Limited ("China XD", "we", and the "Company", and "us" or "our" shall be interpreted accordingly) is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China, and to a lesser extent, in Dubai, UAE. We develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 339 certifications from manufacturers in the automobile industry as of June 30, 2015. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province. Our Research and Development (the "R&D") team consists of 257 professionals and 8 consultants, including one consultant who is a member of Chinese Academy of Engineering, and one consultant who is the former chief scientist of Specialty Plastics Engineering Institute of Jilin University. As a result of the integration of our academic and technological expertise, we have a portfolio of 207 patents, six of which we have obtained the patent rights and the remaining 201 of which we have applications pending in China as of June 30, 2015.

Our products include eleven categories: Modified Polypropylene (PP), Modified Acrylonitrile Butadiene Styrene (ABS), Modified Polyamide 66 (PA66), Modified Polyamide 6 (PA6), Plastic Alloy, Modified Polyoxymethylenes (POM), Modified Polyphenylene Oxide (PPO), Modified Polyphenylene Sulfide (PPS), Modified Polyimide (PI), Modified Polylactic acid (PLA) and Poly Ether Ether Ketone (PEEK).

The Company's products are primarily used in the production of exterior and interior trim and functional components of more than 27 automobile brands and 80 automobile models manufactured in China, including Audi, Mercedes Benz, BMW, Buick, Chevrolet, VW Passat, Golf and Jetta, Mazda, and Toyota. Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing bases in Harbin, Heilongjiang in the PRC, with the construction of Sichuan plant underway. In addition, we completed and run the trial production in the plant in Dubai, UAE with additional 2,500 metric tons ("Phase 1") targeting high-end products for the overseas markets.  As of June 30, 2015, in domestic market, we had approximately 390,000 metric tons of production capacity across 84 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwanese conveyer systems. In December 2013, we broke ground on the construction of our fourth production base in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total installed production capacity to 690,000 metric tons with additional 70 new production lines at the completion of the construction of our fourth production base. Sichuan Xinda Group has supplied to its customers since 2013, backed by production capacity in our Harbin production base. To streamline the management in Sichuan, the Company completed a restructuring in July 2015 by merging its subsidiary in Nanchong City, the entire registered capital (US$99.99 million) of which was owned by Xinda (Heilongjiang) Investment Co., Ltd, into Sichuan Xinda Group.  The Company expects Sichuan facility to be completed around the end of 2015 and early 2016. In order to meet the increasing demand from our customer in ROK and to develop potential overseas markets, on January 25, 2015, AL Composites Materials FZE obtained a leased property of approximately 10,000 square meters from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE with constructed building comprising a warehouse, office and service block with lease term granted 15 years. The Company is planning to complete installing 75 production lines with additional 16,200 metric tons ("Phase 2") of annual production capacity in that property by the end of 2015, bringing total production capacity in Dubai to 18,700 metric tons.

Highlights for the three months ended June 30, 2015 include:

● Revenues were $265.4 million, an increase of 0.5% from $264.2 million in the second quarter of 2014
● Gross profit was $51.5 million, a decrease of 1.5% from $52.3 million in the second quarter of 2014
● Gross profit margin was 19.4%, compared to 19.8% in the second quarter of 2014
● Net income was $25.5 million, compared to $19.8 million in the second quarter of 2014
● Total volume shipped was 84,833 metric tons, up 4.0% from 81,584 metric tons in the second quarter of 2014

Results of Operations

The following table sets forth, for the periods indicated, statements of income data in millions of USD:

(in millions, except percentage)	Three-Month Period Ended			Six-Month Period Ended
	June 30,		Change	June 30,		Change
	2015	2014	%	2015	2014	%
Revenues	265.4	264.2	0.5%	487.3	487.8	(0.1)%
Cost of revenues	(213.9)	(211.9)	0.9%	(387.2)	(388.9)	(0.4)%
Gross profit	51.5	52.3	(1.5)%	100.1	98.9	1.2%
Total operating expenses	(13.7)	(18.0)	(23.9)%	(24.8)	(30.6)	(19.0)%
Operating income	37.8	34.3	10.2%	75.3	68.3	10.2%
Income before income taxes	29.9	24.7	21.1%	59.4	53.8	10.4%
Income tax expense	(4.4)	(4.9)	(10.2)%	(8.5)	(12.0)	(29.2)%
Net income	25.5	19.8	28.8%	50.9	41.8	21.8%

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Revenues

Revenues were US$265.4 million in the second quarter ended June 30, 2015, an increase of US$1.2 million, or 0.5%, compared to US$264.2 million in the same period of last year, due to approximately 4.0% increase in sales volume and 3.4% decrease in the average selling price of our products.

Vehicle sales in China grew by 1.4% in the first half of 2015, the slowest rate in approximately 24 years, amid which the State-backed auto association revised 2015 full year forecast to 3% amid the economy slowdown in the world's largest car market. The Chinese government's anti-monopoly probe against luxury automobile manufacturers by the state and dealers backlashed against automakers. Both contributed to the lower-than-expected growth rate. Further, both automakers and parts manufacturers in China experienced pricing pressure from 2014 to the present. The unusual volatility of the Chinese stock market since June 2015 also seemed to have certain negative impact on consumer sentiments. As a result, plastic fabricators have been seeking newer products utilizing lower cost raw materials and more cost-efficient formulations. The pricing of the majority of our existing products remained stable while our newly launched products have relatively lower average selling price in response to customer demand in China. As previously disclosed, the Company has started marketing its higher-end products to customers overseas since early 2014 to better allocate its limited production capacity, diversify its business and reduce its concentration in the Chinese market. The increase of revenues recognized by AL Composites Materials FZE ("AL Composites") from oversea market in the ROK was more than such decline.

(i) Domestic market

For the three months ended June 30, 2015, we had a decrease of 2.9% in sales volume and 6.6% in the average RMB selling price of our products, as compared with those of last year.  However more sales were achieved in Southwest China because of our marketing efforts to develop new customers. As for the selling price, the decrease was mainly in lower-end product of modified PA6 and PA66 that we recently reformulated for customers in China in response to pricing pressure caused by the slowdown in China's auto industry.

(ii) Overseas market
For the three months ended June 30, 2015, we had an increase of 61.1% in sales volume partially offset by 9.4% decrease in the average selling price as compared with those of last year. The products sold in overseas market are mainly higher-end products such as PA66 and Plastic Alloys with much higher selling price for engine bonnet, oil pump, fuse hose and other higher-end auto engine related applications, high-end appliance components, and circuit boards etc. The Company expects continuing growth opportunities in oversea markets, including the ROK.

The following table summarizes the breakdown of revenues by categories in millions of US$:

(in millions, except percentage)	Revenues For the Three-Month Period Ended June 30,
	2015		2014
	Amount	%	Amount	%	Change in Amount	Change in %
Modified Polyamide 66 (PA66)	53.0	20.0%	53.3	20.2%	(0.3)	(0.6)%

Modified Polyamide 6 (PA6)	52.1	19.6%	62.6	23.7%	(10.5)	(16.8)%

Plastic Alloy	99.0	37.3%	78.7	29.8%	20.3	25.8%

Modified Polypropylene (PP)	44.6	16.8%	55.5	21.0%	(10.9)	(19.6)%

Modified Acrylonitrile butadiene styrene (ABS)	10.8	4.1%	9.6	3.6%	1.2	12.5%

Polyoxymethylenes (POM)	0.9	0.3%	0.9	0.3%	0.0	0.0%

Polyphenylene Oxide (PPO)	3.3	1.3%	3.1	1.2%	0.2	6.5%

Raw Materials	1.7	0.6%	0.5	0.2%	1.2	240.0%

Total Revenues	265.4	100%	264.2	100%	1.2	0.5%

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Three-Month Period Ended June 30,
	2015		2014
	MT	%	MT	%	Change in MT	Change in %
Modified Polyamide 66 (PA66)	12,342	14.5%	9,448	11.6%	2,894	30.6%

Modified Polyamide 6 (PA6)	14,399	17.0%	12,481	15.3%	1,918	15.4%

Plastic Alloy	28,357	33.5%	25,426	31.1%	2,931	11.5%

Modified Polypropylene (PP)	23,542	27.8%	29,500	36.2%	(5,958)	(20.2)%

Modified Acrylonitrile butadiene styrene (ABS)	4,185	4.9%	3,727	4.6%	458	12.3%

Polyoxymethylenes (POM)	270	0.3%	271	0.3%	(1)	0.4%

Polyphenylene Oxide (PPO)	453	0.5%	431	0.5%	22	5.1%

Raw Materials	1,285	1.5%	300	0.4%	985	328.3%

Total Sales Volume	84,833	100%	81,584	100%	3,249	4.0%

The Company continued to shift production mix from traditional Modified Polypropylene (PP) to higher-end products such as PA6 and Plastic Alloy, primarily due to (i) the greater growth potential of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) better quality from and consumer recognition of higher-end cars made by automotive manufacturers from Chinese and Germany joint ventures, and U.S. and Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China. In addition, the Company sold primarily higher-end PA66 and Plastic Alloy to the newly developed customer in the Republic of Korea.

Gross Profit and Gross Profit Margin
	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2015	2014	Amount	%
Gross Profit	$51.5	$52.3	$(0.8)	(1.5)%
Gross Profit Margin	19.4%	19.8%		(0.4)%

Gross profit was US$51.5 million in the second quarter ended June 30, 2015 compared to US$52.3 million in the same period of 2014, representing a decrease of 1.5%. Our gross margin decreased to 19.4% during the quarter ended June 30, 2015 from 19.8% during the same quarter of 2014 primarily due to pricing pressure resulting from the slow down of the auto industry in China, and the increase of depreciation expenses as production facility in Dubai were put in operation and no more orders for two individual products from the Korean customer. The average selling price of our products reduced by 3.4% for the quarter ended June 30, 2015 as compared to that of the prior year.

General and Administrative Expenses

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2015	2014	Amount	%
General and Administrative Expenses	$6.6	$4.5	$2.1	46.7%
as a percentage of revenues	2.5%	1.8%		0.7%

General and administrative (G&A) expenses were US$6.6 million in the quarter ended June 30, 2015 compared to US$4.5 million in the same period in 2014, representing an increase of 46.7%, or US$2.1 million. This increase is primarily due to the increase of (i) US$0.7 million of stamp duties in connection with our business expansion; (ii) US$ 0.7 million of expenses incurred for the opening of temporary exhibition centre in Sichuan; (iii) US$0.7 million of other miscellaneous expenses.

Research and Development Expenses

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2015	2014	Amount	%
Research and Development Expenses	$6.7	$13.4	$(6.7)	(50.0)%
as a percentage of revenues	2.5%	5.1%		(2.6)%

Research and development expenses were US$6.7 million during the quarter ended June 30, 2015 compared with US$13.4 million during the same period in 2014, a decrease of US$6.7 million, or 50.0%, reflecting the Company's efforts to adjust research and development activities on new products primarily for industrialized applications from automotive to other advanced fields such as ships, airplanes, high-speed rail, 3D printing materials, biodegradable plastics, and medical devices, etc..

As of June 30, 2015, the number of ongoing research and development projects was 144. We expect to complete and commence to realize economic benefits on approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period.

Operating Income

Total operating income was US$37.8 million in the second quarter ended June 30, 2015 compared to $34.3 million in the same period of 2014, representing an increase of 10.2% or US$ 3.5 million. This increase is primarily due to lower research and developed expenses, partially offset by higher general and administrative expenses.

Interest Income (Expenses)

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2015	2014	Amount	%
Interest Income	$2.5	$3.5	$(1.0)	(28.6)%
Interest Expenses	(11.0)	(11.7)	0.7	(6.0)%
Net Interest Expenses	$(8.5)	$(8.2)	$(0.3)	3.7%
as a percentage of revenues	(3.2)%	(3.1)%		(0.1)%

Net interest expense was US$8.5 million for the three-month period ended June 30, 2015, compared to net interest expense of US$8.2 million in the same period of 2014, primarily due to (i) the decrease of interest income was caused by the decrease of average deposit balance in the amount of US$344.5 million for the three months ended June 30, 2015 compared to US$442.4 million for the same period of 2014, combined the decrease of average interest rate of 2.8% for the three month period ended June 30, 2015 compared to 3.0% for the same period of 2014; and (ii) the decrease of interest expense was caused by the decrease of average interest rate 5.3% for the three months ended June 30, 2015 compared to 5.7% as for the three months ended June 30, 2014, and offset by the increase of short-term and long-term loans in the amount of US$409.9 million for the three months ended June 30, 2015 compared to US$374.4 million of prior year.

Gains (losses) on foreign currency forward contracts

	Three–Month Period Ended June 30,		Change
(in millions, except percentage)	2015	2014	Amount	%
Gain (losses) on foreign currency forward contracts	$0.3	$(0.9)	$1.2	(133.3)%
as a percentage of revenues	0.1%	(0.4)		0.5%

During the three-month period ended June 30, 2015, the Company settled the foreign currency forward contract which was entered into to manage its exposure to foreign currency risks with a notional amount of US$50M.  Due to the decrease of foreign exchange rate (USD to RMB) from April 1, 2015 and the settlement date during the three-month period ended June 30, 2015, the Company had a gain of US$0.3 million on foreign currency forward contracts.
During the three-month period ended June 30, 2014, the Company settled the foreign currency forward contract which was entered into to manage its exposure to foreign currency risks with a notional amount of US$80M.  Due to the increase of foreign exchange rate (USD to RMB) during the three-month period ended June 30, 2014, the Company had a loss of US$0.9 million on foreign currency forward contracts.
Income Taxes

	Three–Month Period Ended June 30,		Change
(in millions, except percentage)	2015	2014	Amount	%
Income before Income Taxes	$29.9	$24.7	$5.2	21.1%
Income Tax Expense	(4.4)	(4.9)	0.5	(10.2)%
Effective income tax rate	14.7%	19.8%		(5.1)%

The effective income tax rate for the three-month periods ended June 30, 2015 and 2014 was 14.7% and 19.8%, respectively. The decrease was primarily due Sichuan Xinda Group's R&D expense bonus tax deduction. The decrease was partially offsetting by effect of tax rate differential on entities not subject to PRC income tax, effect of non-deductible expenses and increase of valuation allowances against deferred income tax assets of certain subsidiaries, which were at cumulative loss position.

Our PRC and Dubai subsidiaries have US$363.5 million of cash and cash equivalents, restricted cash and time deposits as of June 30, 2015, which are planned to be indefinitely reinvested in the PRC and Dubai. The distributions from our PRC and Dubai subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income taxes on undistributed earnings of our PRC subsidiaries. In addition, due to our policy of indefinitely reinvesting our earnings in Dubai, UAE, we have not provided for deferred income tax liabilities related to AL Composites in Dubai, UAE, on undistributed earnings.

Net Income

As a result of the above factors, we had a net income of US$25.5 million in the second quarter of 2015 compared to a net income of US$19.8 million in the same quarter of 2014.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Revenues

Revenues were US$487.3 million in the six-month period ended June 30, 2015, a decrease of US$0.5 million, or 0.1%, compared with US$487.8 million in the same period of last year, due to approximately 2.6% increase in sales volume and 2.7% decrease in the average selling price of our products.

(i) Domestic market

For the six months ended June 30, 2015, we had a decrease of 8.6% in the average RMB selling price of our products while the sales volume remained the same compared with those of last year.  However more sales were achieved in South China, Central China and Southwest China because of our marketing efforts to develop new customers. As for the RMB selling price, the decrease was mainly in lower-end product of modified PA6 and PA66 that we recently reformulated for customers in China in response to pricing pressure caused by the slowdown in China's auto industry.

(ii) Overseas market

For the six months ended June 30, 2015, we had a significant increase of 255% in sales volume partially offset by 9.6% decrease in the average selling price as compared with those of last year, The products sold in overseas market are mainly higher-end products such as PA66 and Plastic Alloys with much higher selling price for engine bonnet, oil pump, fuse hose and other higher-end auto engine related applications, high-end appliance components, and circuit boards etc. The Company expects continuing growth opportunities in oversea markets, including the ROK.

The following table summarizes the breakdown of revenues by categories in millions of US$:

(in millions, except percentage)	Revenues For the Six -Month Period Ended June 30,
	2015		2014
	Amount	%	Amount	%	Change in Amount	Change in %
Modified Polyamide 66 (PA66)	89.1	18.3%	112.0	23.0%	(22.9)	(20.4)%

Modified Polyamide 6 (PA6)	95.0	19.5%	114.4	23.5%	(19.4)	(17.0)%

Plastic Alloy	191.2	39.2%	130.4	26.7%	60.8	46.6%

Modified Polypropylene (PP)	84.1	17.3%	104.8	21.5%	(20.7)	(19.8)%

Modified Acrylonitrile butadiene styrene (ABS)	19.2	3.9%	19.2	3.9%	0.0	0.0%

Polyoxymethylenes (POM)	1.4	0.3%	2.1	0.4%	(0.7)	(33.3)%

Polyphenylene Oxide (PPO)	6.2	1.3%	4.2	0.9%	2.0	47.6%

Raw Materials	1.1	0.2%	0.7	0.1%	0.4	57.1%

Total Revenues	487.3	100%	487.8	100%	(0.5)	(0.1)%

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Six-Month Period Ended June 30,
	2015		2014
	MT	%	MT	%	Change in MT	Change in %
Modified Polyamide 66 (PA66)	20,789	13.5%	19,719	13.1%	1,070	5.4%

Modified Polyamide 6 (PA6)	26,380	17.1%	22,669	15.1%	3,711	16.4%

Plastic Alloy	52,500	34.0%	45,733	30.4%	6,767	14.8%

Modified Polypropylene (PP)	44,485	28.8%	53,452	35.6%	(8,967)	(16.8)%

Modified Acrylonitrile butadiene styrene (ABS)	7,491	4.9%	7,086	4.7%	405	5.7%

Polyoxymethylenes (POM)	408	0.3%	600	0.4%	(192)	(32.0)%

Polyphenylene Oxide (PPO)	849	0.6%	570	0.4%	279	48.9%

Raw Materials	1,285	0.8%	399	0.3%	886	222.1%
Total Sales Volume	154,187	100%	150,228	100%	3,959	2.6%

The Company continued to shift production mix from traditional Modified Polypropylene (PP) to higher-end products such as PA6 and Plastic Alloy, primarily due to (i) greater growth potential of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) better quality from and consumer recognition of higher-end cars made by automotive manufacturers from Chinese and Germany joint ventures, and U.S. and Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China. In addition, the Company sold primarily higher-end PA66 and Plastic Alloy to the recently developed customer in the Republic of Korea.

Gross Profit and Gross Profit Margin

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2015	2014	Amount	%
Gross Profit	$100.1	$98.9	$1.2	1.2%
Gross Profit Margin	20.5%	20.3%		0.2%

Gross profit was US$100.1 million for the six months ended June 30, 2015 compared to US$98.9 million in the same period of 2014, representing an increase of 1.2%. Our gross margin increased to 20.5% during the six months ended June 30, 2015 from 20.3% during the same period of 2014, primarily due to higher-end product sales accounting for 78.8% of our total revenues for the six months ended June 30, 2015 as compared to 74.5% of that of the prior year.

General and Administrative Expenses

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2015	2014	Amount	%
General and Administrative Expenses	$11.6	$8.3	$3.3	39.8%
as a percentage of revenues	2.4%	1.7%		0.7%

General and administrative (G&A) expenses were US$11.6 million for the six months ended June 30, 2015 compared to US$8.3 million in the same period in 2014, representing an increase of 39.8%, or US$3.3 million. This increase is primarily due to the increase of (i) US$0.9 million of stamp duties in connection with our business expansion; (ii) US$ 0.7 million expenses incurred for the opening of temporary exhibition centre in Sichuan; (iii) US$ 0.5 million of salary and welfare due to the increase in the number of management staff; (iv) US$0.8 million of other miscellaneous expenses.

Research and Development Expenses

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2015	2014	Amount	%
Research and Development Expenses	$12.5	$22.0	$(9.5)	(43.2)%
as a percentage of revenues	2.6%	4.5%		(1.9)%

Research and development (R&D) expenses were US$12.5 million for the six months ended June 30, 2015 compared with US$22.0 million during the same period in 2014, an decrease of US$9.5 million, or 43.2%, reflecting the Company's efforts to adjust research and development activities on new products primarily for industrialized applications from automotive to other advanced fields such as ships, airplanes, high-speed rail, 3D printing materials, biodegradable plastics, and medical devices, etc.

As of June 30, 2015, the number of ongoing research and development projects is 144. We expect to complete and commence to realize economic benefits on approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.

Operating Income

Total operating income was US$75.3 million for the six months ended June 30, 2015 compared to US$68.3 million in the same period of 2014, representing an increase of 10.2% or US$7.0 million. This increase is primarily due to higher gross profit, reduced R&D expenses, partially offset by higher G&A expenses.

Interest Income (Expenses)

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2015	2014	Amount	%
Interest Income	$4.9	$6.5	$(1.6)	(24.6)%
Interest Expenses	(21.7)	(20.2)	(1.5)	7.4%
Net Interest Expenses	$(16.8)	$(13.7)	$(3.1)	22.6%
as a percentage of revenues	(3.4)%	(2.9)%		(0.5)%

Net interest expense was US$16.8 million for the six-month period ended June 30, 2015, compared to net interest expense of US$13.7 million in the same period of 2014, primarily due to (i) the decrease of average deposit balance in amount of US$330.9 million for the six months ended June 30, 2015 compared to US$421.6 million for the same period in prior year, leading to the decrease of interest income; (ii) the increase of interest expense was due to the increase of average short-term and long-term loan balance in amount of US$ 397.1 million for the six months ended June 30, 2015 compared to US$348.2 million for the same period in 2014, and partially offset by the decrease average interest rate of 5.55% for the six months ended June 30, 2015 compared to 5.81% of the same period in 2014.

Income Taxes

	Six Month Period Ended June 30,		Change
(in millions, except percentage)	2015	2014	Amount	%
Income before Income Taxes	$59.4	$53.8	$5.6	10.4%
Income Tax Expense	(8.5)	(12.0)	3.5	(29.2)%
Effective income tax rate	14.3%	22.3%		(8.0)%

The effective income tax rate for the six-month period ended June 30, 2015 and 2014 ware 14.3% and 22.3%, respectively, which differ from the PRC statutory income tax rate of 25%.  The decrease was primarily due to exemption of income taxes for the income earned by AL Composites, as well as increased profit before income taxes generated in Dubai, UAE  and Sichuan Xinda Group's R&D expense bonus tax deduction during the six-month ended June 30, 2015. Profit before income taxes from overseas market constitutes 59.0% and 24.1% of total profit before income taxes of the Company for the six-month ended June 30, 2015 and 2014, respectively. The decrease in effective income tax rate was partially offsetting by effect of tax rate differential on entities not subject to PRC income tax, effect of non-deductible expenses and increase of valuation allowances against deferred income tax assets of certain subsidiaries, which were at cumulative loss position.

Net Income

As a result of the above factors, we had a net income of US$50.9 million for the six months ended June 30, 2015 compared to net income of US$41.8 million in the same period of 2014.

Selected Balance Sheet Data as of June 30, 2015 and December 31, 2014:
	June 30,	December 31,	Change
(in millions, except percentage)	2015	2014	Amount	%
Cash and cash equivalents	52.7	45.5	7.2	15.8%
Restricted cash	43.6	12.5	31.1	248.8%
Time deposits	231.8	238.5	(6.7)	(2.8)%
Accounts receivable, net of allowance for doubtful accounts	211.8	204.0	7.8	3.8%
Inventories	287.1	249.8	37.3	14.9%
Property, plant and equipment, net	315.0	318.3	(3.3)	(1.0)%
Land use rights, net	18.7	11.9	6.8	57.1%
Prepayments to equipment and construction suppliers	294.4	182.2	112.2	61.6%
Other non-current assets	40.9	25.5	15.4	60.4%
Total assets	1,505.4	1,299.7	205.7	15.8%
Short-term bank loans, including current portion of long-term bank loans	217.5	99.7	117.8	118.2%
Bills payable	50.6	43.4	7.2	16.6%
Accounts payable	191.0	152.1	38.9	25.6%
Income taxes payable, including noncurrent portion	23.3	17.3	6.0	34.7%
Accrued expenses and other current liabilities	25.5	24.5	1.0	4.1%
Long-term bank loans, excluding current portion	130.4	174.3	(43.9)	(25.2)%
Notes payable	148.8	148.6	0.2	0.1%
Deferred income	29.0	-	29.0	N/	A
Redeemable Series D convertible preferred stock	97.6	97.6	-	N/	A
Stockholders' equity	575.9	525.3	50.6	9.6%

Our financial condition continued to improve as measured by an increase of 9.6% in stockholders' equity as of June 30, 2015 as compared to that of December 31, 2014. Cash and cash equivalents, restricted cash and time deposits increased by 10.7% or US$ 31.6 million due to the increase of cashflow provided by operating activities and aggregate short-term and long-term bank loans of US$73.9 million, to meet the need in the capital expenditures, partially offset by the increase of prepayments to long-term equipment and construction suppliers. Inventories increased by 14.9% due to the need to ship products to customers in farther locations, such as, southwest China, South China, Central China and ROK and the lower purchase price of the raw materials resulting from the decreased crude oil price following the end of 2014. Prepayment to equipment and construction suppliers increased by 61.6% was due to the advance for equipment to be used in Dubai, UAE and Southwest China facilities. Other non-current assets and deferred income increase was due to US$29.0 million (RMB180 million) government grant from authorities in Sichuan Province for the construction of our 4th production base in Sichuan Province The aggregate short-term and long-term bank loans and notes payable increased by 17.5% due to the overall consideration of existing lines of credit utilization and maintaining a manageable debt level. We defined the manageable debt level as the sum of aggregate short-term and long-term loans, and notes payable over the total assets. Accounts payable and bills payable increased by 23.6% as a result of more purchases made by the Company because of the lower purchase price of the raw materials and the Company's strategy to stock up the inventory.  As of June 30, 2015, notes payable was US$148.8 million relating to the 11.75% guaranteed senior notes due in 2019, net of discount.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production lines. We have financed these requirements primarily from cash generated from operations, bank borrowings and the issuance of our convertible preferred stocks and debt financings. As of June 30, 2015 and December 31, 2014, we had US$52.7 million and US$45.5 million, respectively, in cash and cash equivalents, which were primarily deposited with banks in China (including Hong Kong and Macau). As of June 30, 2015, we had US$217.5 million short-term bank loans (including the current portion of long-term bank loans), including US$70.8 million unsecured loan, US$27.4 million loans secured by a third party affiliated with Shunqing government, US$35.6 million loans secured by restricted cash, and US$83.7 million long-term bank loans that due in one year. We also had US$130.4 million long-term bank loans (excluding the current portion), including US$76.2 million loans secured by long-term deposits and US$54.2 million unsecured loan. Short-term and long-term bank loans in total bear a weighted average interest rate of 5.55% per annum and do not contain any renewal terms. We have historically been able to make repayments when due.  In addition, the Company has US$148.8 million of 11.75% guaranteed senior notes due in 2019.

A summary of lines of credit for the three-month period ended June 30, 2015 and the remaining lines of credit as of June 30, 2015 are below:

(in millions)	June 30, 2015
	Lines of Credit, Obtained			Remaining Available
Names of Financial Institution	Date of Approval	RMB	USD	USD
Bank of Communications	December 09, 2014	103.0	16.6	0.2
Bank of Longjiang, Heilongjiang	June 29, 2015	250.0	40.2	40.2
Bank of China	April 28, 2015	1,161.4	186.9	96.6
HSBC	September 2, 2014	279.6	45.0	16.4
Agriculture Bank of China	June27, 2015	160.0	25.8	16.1
China Construction Bank	December 25, 2013	300.0	48.3	24.1
Societe Generale(China)Limited	August 1, 2014	150.0	24.1	3.2
Subtotal (credit term<=1year)		2,404.0	386.9	196.8
Bank of China	April 28, 2015	557.5	89.7	13.6
Bank of Communications	December 09, 2014	197.0	31.7	-
Bank of Longjiang, Heilongjiang	June 29, 2015	50.0	8.0	8.0
Agriculture Bank of China	June 27, 2015	140.0	22.5	-
Subtotal (credit term>1year)		944.5	151.9	21.6
Total		3,348.5	538.8	218.4

As of June 30, 2015, we have contractual obligations to pay (i) lease commitments in the amount of US$4.9 million, including US$1.2 million due in one year; (ii) equipment acquisition in the amount of US$274.7 million and facility construction in the amount of US$36.7 million; (iii) long-term bank loan in the amount of US$224.4 million (including principals and interests), and (iv) notes payable in the amount of US$220.5 million (including principals and interests).

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

The following table sets forth a summary of our cash flows for the periods indicated.

	Six-Month Period Ended June 30,
(in millions US$)	2015	2014
Net cash provided by operating activities	71.7	61.3
Net cash used in investing activities	(120.1)	(188.6)
Net cash provided by financing activities	55.5	166.8
Effect of foreign currency exchange rate changes on cash and cash equivalents	0.1	(2.2)
Net increase in cash and cash equivalents	7.2	37.3
Cash and cash equivalents at the beginning of period	45.5	95.5
Cash and cash equivalents at the end of period	52.7	132.8

Operating Activities

Net cash provided by operating activities increased to US$71.7 million for the six-month period ended June 30, 2015 from net cash provided by operating activities of US$61.3 million for the six-month period ended June 30, 2014, primarily due to (i) the decrease of approximately  US$99.7 million in cash operating payments, including raw material purchases, rental and personnel costs for the six-month period ended June 30, 2015,  (ii) the decrease of US$19.3 million in income tax payments, (iii) the increase of approximately US$1.6 million cash inflow due to the forward contract settlement, partially offset by(iv) the decrease of approximately US$90.1 million in cash collection from our customers (v) the decrease of approximately US$11.7 million restricted cash, (vi) the increase of net interest payments of US$7.9 million for the six-month period ended June 30, 2015.

Investing Activities

Net cash used in the investing activities was US$120.1 million for the six-month period ended June 30, 2015 as compared to US$188.6 million for the same period of last year, mainly due to (i) the decrease of US$131.0 million purchase of time deposits, partially offset by (ii) the decrease of US$22.5 million proceeds from maturity of time deposits, (iii) the increase of US$33.1 million purchase of property, plant and equipment, and (iv) the increase of US$6.9 million acquisition of land use right for the six-month period ended June 30, 2015.

Financing Activities

Net cash provided by the financing activities was US$55.5 million for the six-month period ended June 30, 2015, as compared to US$166.8 million for the same period of last year, primarily as a result of (i) US$148.4 million proceeds from Senior notes issued during the period ended June 30, 2014, (ii) the decrease of US$98.7 million borrowings of bank loans,  (iii) the increase of US$9.1 million of placement of restricted cash as collateral for bank borrowings, (iv) the decrease of US$3.2 million of release of restricted cash for the six-month period ended June 30, 2015, partially offset by (v) the decrease of US$144.8 million repayments of bank borrowings, and (vi) US$4.0 million issuance costs paid for the issuance of Senior notes in 2014.

As of June 30, 2015, our cash and cash equivalents balance was US$52.7 million, compared to US$45.5 million at December 31, 2014.

Days Sales Outstanding ("DSO") remained stable as 76 days for the six-month period ended June 30, 2015 compared with 77 days for the year ended December 31, 2014. DSO in the PRC was shorter than the overall level, which was negatively affected by longer DSO overseas because of prolonged cash collection from the customer in the ROK. As of June 30, 2015, the overdue amount of the accounts receivable from the ROK customer aging between one and three months was US$33,267,498.  Even though the ROK customer was late in repayment of the balances, it continued to pay back significant amounts of cash during the second quarter of 2015.  Management has negotiated with the ROK customer on the timely settlement of overdue amounts and concluded that the overdue amount will be collected before the end of September, based on the overall evaluation of current market conditions, current receivable aging, current payment patterns, as well as the ROK customer's repayment plan. Our overall DSO is still well below industry average Industry Standard Customer and Supplier Payment Terms (days) as below:

	Six-month period ended June 30, 2015	Year ended December 31, 2014
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Supplier Payment Term	Payment in advance/up to 60 days	Payment in advance/up to 60 days

Inventory turnover days has increased from 80 days for the year ended December 31, 2014 to 125 days for the six-month period ended June 30, 2015 due to inventory of raw materials buildup in anticipation of increasing demand from our customers, especially those located in longer distance in the following quarters.

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

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of June 30, 2015 are as follows:
Contractual obligations	Total	Payment due less than 1 year	1 – 3 years	3-5 years	More than 5 years
Lease commitments	4,867,577	1,201,694	1,959,322	615,521	1,091,040
Purchase of land use rights, plant equipment, and construction in progress (3)(4)(5)	311,376,103	310,641,542	734,561	-	-
Long-term bank loans (1)	224,439,536	90,775,764	133,663,772	-	-
Notes payable (2)	220,500,000	17,625,000	35,250,000	167,625,000	-
Total	761,183,216	420,244,000	171,607,655	168,240,521	1,091,040

(1)  Includes interest of US$10.3 million accrued at the interest rate under the loan agreements. For borrowings with a floating rate, the most recent rate as of June 30, 2015 was applied.

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

(3)   On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion (equivalent to US$289.7 million) in property, plant and equipment and approximately RMB0.6 billion (equivalent to US$96.6 million) in working capital, for the construction of Sichuan plant.  As of June 30, 2015, the Company has a remaining commitment of RMB215.3 million (equivalent to US$34.6 million) mainly for facility construction, and RMB343.8 million (equivalent to US$55.3 million) for the acquisition of equipments.

(4)    On January 5, 2015, AL Composites entered into an equipment purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of US$271.2 million to purchase certain production and testing equipment.  As of June 30, 2015, the Company has a commitment of US$205.6 million for the remaining equipment acquisition. On January 25, 2015, AL Composites entered into a facility purchase contract with Zettachem International Limited for a total consideration of AED12.5 million (equivalent to US$3.4 million). As of June 30, 2015, the Company has a remaining commitment of US$0.3 million.

(5)   Xinda Group equipment

During the six-month period ended June 31, 2015, Xinda Group entered into a series of equipment purchase contracts with Harbin Jiamu Import & Export Trading Co., Ltd ("Jiamu") for a total consideration of RMB93.2 million (equivalent to US$15.0 million). As of June 30, 2015, the Company has a commitment of RMB85.2 million (equivalent to US$13.7 million) for the remaining equipment acquisition.

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

On April 3, 2015, the Company moved to dismiss the consolidated actions in their entirety.  The hearing on the Company's motion to dismiss is scheduled to be heard by the Court on October 22, 2015. Management continues to believe that the lawsuits are without merit and intends to vigorously defend against them.

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

A hypothetical 1.0% increase in the annual interest rate for all of our credit facilities under which we had outstanding borrowings as of June 30, 2015 would decrease income before income taxes by approximately US$3.5 million for the six months ended June 30, 2015. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

All of our revenues from China are collected in RMB and our overseas revenues are collected in U.S. dollars, and substantially all of our expenses are paid in RMB.  We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the US$1.00 until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the People's Bank of China allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. On June 30, 2015, the RMB traded at 6.2128 RMB to 1.00 U.S. dollar.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective because of material weakness in our internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Notwithstanding management's assessment that our internal control over financial reporting was ineffective as of December 31, 2014 due to one material weakness as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, we believe that our unaudited condensed consolidated financial statements included in this Quarterly Report present fairly our financial position, results of operations and cash flows for the six  months ended June 30, 2015 in all material respects.

(b) Changes in internal controls.

During the six-months ended June 30, 2015, our efforts to improve our internal controls over financial reporting include (1) external training of U.S. GAAP and SEC reporting by qualified entities to our accounting staff, (2) recruiting qualified accounting staff in AL Composites with requisite expertise and knowledge to help improve our internal control procedures, (3) adopting internal policies and approval and supervision procedures governing financial reporting, (4) adopting procedures to evaluate and assess performance of directors, officers and employees of the Company, (5) internal meetings, discussions, trainings and seminars periodically to review and improve our internal control procedures. We plan to improve on the above-referenced weakness by the end of the fiscal year ending December 31, 2015.

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

On April 3, 2015, the Company moved to dismiss the consolidated actions in their entirety.  The hearing on the Company's motion to dismiss is scheduled to be heard by the Court on October 22, 2015. Management continues to believe that the lawsuits are without merit and intends to vigorously defend against them.

Item 1A. Risk Factors

During the three months ended June 30, 2015, there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5.  Exhibits

Exhibit No.	Document Description

10.1
English translation of the Equity Transfer and Merger Agreement entered into by Xinda (Heilongjiang) Investment Co., Ltd., Sichuan Xinda Group and Nanchong Xinda Composite Material Co., Ltd. on March 6, 2015.

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

China XD Plastics Company Limited

Date: August 6, 2015	By:	/s/ Jie Han
Name: Jie Han
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2015	By:	/s/ Taylor Zhang
Name: Taylor Zhang
Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Document Description

10.1
English translation of the Equity Transfer and Merger Agreement entered into by Xinda (Heilongjiang) Investment Co., Ltd., Sichuan Xinda Group and Nanchong Xinda Composite Material Co., Ltd. on March 6, 2015.

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