Form 10-Q
period 2015-09-30
China XD Plastics Co Ltd
filed 2015-11-09
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November  3, 2015, the registrant had 49,323,284 shares of common stock, par value US$0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2015	December 31, 2014
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	51,096,130	45,456,612
Restricted cash	44,173,850	12,545,772
Time deposits	192,346,947	238,532,702
Accounts receivable, net	246,557,049	203,998,138
Amounts due from a related party	-	220,262
Inventories	293,185,043	249,797,244
Prepaid expenses and other current assets	78,510,277	11,253,828
Total current assets	905,869,296	761,804,558
Property, plant and equipment, net	315,057,485	318,324,600
Land use rights, net	25,037,517	11,896,542
Prepayments to equipment and construction suppliers	288,059,709	182,259,578
Other non-current assets	30,699,136	25,499,744
Total assets	1,564,723,143	1,299,785,022

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank loans, including current portion of long-term bank loans	265,754,058	99,735,422
Bills payable	44,142,075	43,389,928
Accounts payable	221,909,111	152,073,014
Amounts due to related parties	319,681	-
Income taxes payable	4,155,317	3,269,115
Accrued expenses and other current liabilities	27,172,856	24,484,583
Total current liabilities	563,453,098	322,952,062
Long-term bank loans, excluding current portion	113,915,038	174,274,446
Notes payable	148,820,175	148,617,057
Income taxes payable	18,846,254	14,025,825
Deferred income tax liabilities	14,808,266	16,951,551
Deferred income	40,887,465	-
Total liabilities	900,730,296	676,820,941

Redeemable Series D convertible preferred stock	97,576,465	97,576,465
Stockholders' equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 49,344,284 shares and 49,172,796 shares issued, 49,323,284 shares and 49,151,796 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	4,932	4,916
Treasury stock, 21,000 shares at cost	(92,694)	(92,694)
Additional paid-in capital	81,499,400	80,875,787
Retained earnings	488,740,833	431,823,706
Accumulated other comprehensive income (loss)	(3,736,189)	12,775,801
Total stockholders' equity	566,416,382	525,387,616
Commitments and contingencies	-	-
Total liabilities, redeemable convertible preferred stock and stockholders' equity	1,564,723,143	1,299,785,022

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	US$	US$	US$	US$

Revenues	239,101,063	315,746,209	726,440,200	803,535,879
Cost of revenues	(209,776,434)	(250,378,605)	(596,980,399)	(639,219,994)
Gross profit	29,324,629	65,367,604	129,459,801	164,315,885

Selling expenses	(356,417)	(177,287)	(1,091,278)	(435,240)
General and administrative expenses	(5,763,886)	(5,413,088)	(17,320,676)	(13,762,596)
Research and development expenses	(5,831,192)	(5,081,833)	(18,304,365)	(27,068,448)
Total operating expenses	(11,951,495)	(10,672,208)	(36,716,319)	(41,266,284)

Operating income	17,373,134	54,695,396	92,743,482	123,049,601

Interest income	1,956,630	2,058,843	6,850,992	8,548,857
Interest expense	(10,323,671)	(10,865,335)	(31,991,319)	(31,059,573)
Foreign currency exchange losses	(1,261,404)	(120,435)	(1,026,809)	(193,146)
Gains (losses) on foreign currency forward contracts	-	309,999	657,390	(624,766)
Change in fair value of warrants liability	-	1,594,936	-	526,191
Government grant	1,547,381	-	1,552,195	1,324,213
Total non-operating expense, net	(8,081,064)	(7,021,992)	(23,957,551)	(21,478,224)

Income before income taxes	9,292,070	47,673,404	68,785,931	101,571,377

Income tax expense	(3,257,572)	(4,515,418)	(11,868,804)	(16,580,680)

Net income	6,034,498	43,157,986	56,917,127	84,990,697

Earnings per common stock:
Basic earnings per common stock	0.09	0.66	0.87	1.30
Diluted earnings per common stock	0.09	0.62	0.87	1.29

Net income	6,034,498	43,157,986	56,917,127	84,990,697

Other comprehensive income (loss)
Foreign currency translation adjustment, net of nil income taxes	(15,730,269)	6,981,015	(16,511,990)	(5,861,188)

Comprehensive income (loss)	(9,695,771)	50,139,001	40,405,137	79,129,509

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Period Ended September 30,
	2015	2014
	US$	US$
Cash flows from operating activities:
Net cash provided by operating activities	1,388,960	64,066,706

Cash flows from investing activities:
Proceeds from maturity of time deposits	346,827,273	530,549,654
Purchase of time deposits	(306,089,846)	(475,702,678)
Purchases of land use right	(13,888,542)	(64,433,870)
Government grant related to the construction of Sichuan plant (note 12)	1,632,986	-
Prepayment for purchase of property, plant and equipment	(130,141,806)	(211,215,764)
Net cash used in investing activities	(101,659,935)	(220,802,658)

Cash flows from financing activities:
Proceeds from bank borrowings	422,179,682	574,971,049
Repayments of bank borrowings	(280,822,310)	(580,584,760)
Release of restricted cash	-	7,501,176
Placement of restricted cash as collateral for bank borrowings	(33,270,497)	(20,597,823)
Proceeds from the exercise of Series A investor warrants	-	596,740
Proceeds from issuance of the Notes	-	148,396,175
Payment of issuance costs of the Notes	-	(4,693,152)
Net cash provided by financing activities	108,086,875	125,589,405

Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,176,382)	(1,688,677)
Net increase (decrease) in cash and cash equivalents	5,639,518	(32,835,224)

Cash and cash equivalents at beginning of period	45,456,612	95,545,904
Cash and cash equivalents at end of period	51,096,130	62,710,680

Supplemental disclosure of cash flow information:
Interest paid	35,698,872	27,770,246
Income taxes paid	7,378,544	26,287,989
Non-cash investing and financing activities:
Government grant related to construction in the form of repayment of bank loan on behalf of the Company by the government (note 12)	31,421,155	-
Government grant related to the construction of Sichuan plant in the form of restricted cash (note 12)	7,879,497	-
Accrual for purchase of equipment and construction	4,020,089	565,027

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

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2015, the results of operations for the three-month and nine-month periods ended September 30, 2015 and 2014, and the cash flows for the nine-month periods ended September 30, 2015 and 2014, have been made.

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

(b) Significant concentrations and risks

Sales concentration
The Company sells its products primarily through approved distributors in the People's Republic of China (the "PRC"). To a lesser extent, the Company also sells its products to an overseas customer in the Republic of Korea (the "ROK"). The Company's sales are highly concentrated.  Sales to distributors and end customer, which individually exceeded 10% of the Company's revenues for the three-month and nine-month periods ended September 30, 2015 and 2014, are as follows:

	Three-Month Period Ended September 30,
	2015		2014
	US$	%	US$	%
Distributor A	47,064,784	20%	47,591,686	15%
Distributor B	35,836,733	15%	35,451,116	11%
Distributor C	32,860,363	14%	35,788,387	11%
Distributor D	30,305,169	13%	33,419,979	11%
Distributor E	26,810,505	11%	28,144,454	9%
Direct Customer F, located in the ROK	7,294,500	3%	59,332,290	19%
Total	180,172,054	76%	239,727,912	76%

	Nine-Month Period Ended September 30,
	2015		2014
	US$	%	US$	%
Distributor A	129,198,965	18%	130,069,535	16%
Distributor B	107,415,390	15%	102,885,009	13%
Distributor C	91,297,886	13%	104,194,093	13%
Distributor D	81,685,215	11%	102,811,791	13%
Distributor E	76,475,405	11%	70,356,927	9%
Direct Customer F, located in the ROK	71,380,400	10%	79,303,190	10%
Total	557,453,261	78%	589,620,545	74%

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

Purchase concentration of raw materials and equipment

The principal raw materials used for the Company's production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon. Company purchased its raw materials through seven and eight distributors, which individually exceeded 10% of the Company's total raw material purchases, accounted for approximately 88.3% and 68.1% of the Company's total raw materials purchases for the three-month periods ended September 30, 2015 and 2014, respectively, and 86.7% and 76.1% of the Company's total raw materials purchases for the nine-month periods ended September 30, 2015 and 2014, respectively.  Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company's business, financial position and results of operations.

The Company purchased equipment from two major equipment distributors, which accounted for 96.0% and 88.7% of the Company's total equipment purchases for the three-month periods ended September 30, 2015 and 2014, respectively, and accounted for 97.2% and 99.8% of the Company's total equipment purchases for the nine-month periods ended September 30, 2015 and 2014.  Management believes that other suppliers could provide similar equipment on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company's business, financial position and results of operations. The majority owner of one of the major equipment distributors, that supplied approximately nil and 67.8% of the Company's total equipment purchases for the three-month periods ended September 30, 2015 and 30.8% and 67.8% of the Company's total equipment purchases for the nine-month periods ended September 30, 2015 and 2014, respectively, is also the majority owner of sales Distributor D presented above.

Cash concentration

Cash and cash equivalents, restricted cash and time deposits maintained at banks consist of the following:
	September 30, 2015	December 31, 2014
	US$	US$
RMB denominated bank deposits with:
Financial Institutions in the PRC	311,739,268	311,377,750
Financial Institutions in Hong Kong Special Administrative Region ("Hong Kong SAR")	4,050	2,617
Financial Institution in Dubai, United Arab Emirates ("UAE")	3,507	170
U.S. dollar denominated bank deposits with:
Financial Institution in the U.S.	81,450	770,704
Financial Institutions in the PRC	17,143	17,139
Financial Institution in Hong Kong SAR	65,523	1,366,224
Financial Institution in Macau Special Administrative Region ("Macau SAR")	41,909	47,868
Financial Institution in Dubai, UAE	696,046	481,179
Euro denominated bank deposits with:
Financial institution in Hong Kong SAR	-	83,017
Financial institution in Dubai, UAE	3,098	3,355
HK dollar denominated bank deposits with:
Financial institution in Hong Kong SAR	365	581
Dirham denominated bank deposits with:
Financial institution in Dubai, UAE	80,515	112,815

The bank deposits with financial institutions in the PRC are insured by the government authority up to RMB500,000. The bank deposits with financial institutions in the HK SAR are insured by the government authority up to HK$500,000. The bank deposits with financial institutions in the Macau SAR are insured by the government authority up to MOP$500,000. The bank deposits with financial institutions in UAE are not insured by any government authority. To limit exposure to credit risk, the Company primarily places bank deposits with large financial institutions in the PRC, HK SAR, Macau SAR and Dubai, UAE with acceptable credit rating.

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

Short-term bank deposits that are pledged as collateral for bills payable relating to purchases of raw materials are reported as restricted cash and amounted to US$11,473,299 and US$11,868,855 as of September 30, 2015 and December 31, 2014, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company. Short-term bank deposits that are pledged as collateral for letter of credit relating to purchases of raw materials are reported as restricted cash and amounted to nil and US$676,917 as of September 30, 2015 and December 31, 2014, respectively. The cash will be available for use by the Company 90 days from the issuance of the letter of credit. The cash flows from the pledged bank deposits, which relate to purchases of raw materials, are reported within cash flows from operating activities in the condensed consolidated statements of cash flows.

Short-term bank deposits that are pledged as collateral for short-term bank borrowings are reported as restricted cash and amounted to US$16,998,759 and nil as of September 30, 2015 and December 31, 2014, respectively. Short-term bank deposits that are pledged as collateral for long-term bank borrowings are reported as restricted cash and amounted to US$15,701,792 and nil as of September 30, 2015 and December 31, 2014, respectively. Long-term bank deposits that are pledged as collateral for issuance of letter of guarantee are reported as other non-current assets and amounted to US$17,271,971 and US$17,728,782 as of September 30, 2015 and December 31, 2014, respectively. The cash flows from such bank deposits are reported within cash flows from financing activities in the condensed consolidated statements of cash flows.

Long term bank deposits in the amount of US$7,852,575 were restricted relating to the government grant as of September 30, 2015 (note 12), and included in other non-current assets.  The cash flows from the pledged bank deposits, which relate to government grant for construction of assets, are reported within cash flows from investing activities in the condensed consolidated statements of cash flows.

Note 2 - Accounts receivable

Accounts receivable consists of the following:

	September 30, 2015	December 31, 2014
	US$	US$

Accounts receivable	246,598,556	204,108,050
Allowance for doubtful accounts	(41,507)	(109,912)
Accounts receivable, net	246,557,049	203,998,138

As of September 30, 2015 and December 31, 2014, the accounts receivable balances also include notes receivable in the amount of US$1,678,162 and US$921,907, respectively. As of September 30, 2015 and December 31, 2014, US$21,872,185 and US$50,473,063 of accounts receivable are pledged for the short-term bank loans, respectively.

The following table provides an analysis of the aging of accounts receivable as of September 30, 2015 and December 31, 2014:
	September 30, 2015	December 31, 2014
	US$	US$
Aging:
– current	203,597,503	203,760,775
– 1-3 months past due	29,191,994	208,482
– 4-6 months past due	13,767,552	-
– 7-12 months past due	-	5,560
– greater than one year past due	41,507	133,233
Total accounts receivable	246,598,556	204,108,050

Management concludes that no additional provision is necessary for overdue balances, taking into consideration the historical collection experience, customer specific facts and current economic conditions.

There was a reversal of provision of accounts receivable in the amount of US$68,405 for the three-month and nine-month periods ended September 30, 2015 while no accrual of additional provision or write-off of accounts receivable for the three-month and nine-month periods ended September 30, 2014.

Note 3 - Inventories

Inventories consist of the following:

	September 30, 2015	December 31, 2014
	US$	US$

Raw materials	265,215,482	241,853,814
Work in progress	134,623	207,181
Finished goods	27,834,938	7,736,249
Total inventories	293,185,043	249,797,244

There were no write down of inventories for the three-month and nine-month periods ended September 30, 2015 and 2014.

Note 4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:
	September 30, 2015	December 31, 2014
	US$	US$

Receivables due from a customer in the ROK (i)	69,368,889	-
Advances to suppliers	306,624	168,614
Value added taxes receivables	2,825,971	6,407,547
Interest receivable	3,524,070	3,351,672
Others (ii)	2,484,723	1,325,995
Total prepaid expenses and other current assets	78,510,277	11,253,828

(i)	As of September 30, 2015, receivables due from a customer in the ROK represents the amount the Company paid to purchase raw materials on behalf of the customer in the ROK.

(ii)	Others mainly include prepaid interest expenses and staff advances.

Note 5 – Property, plant and equipment, net

Property, plant and equipment consist of the following:
	September 30, 2015	December 31, 2014
	US$	US$

Machinery, equipment and furniture	258,626,545	209,509,700
Motor vehicles	1,967,484	1,854,985
Workshops and buildings	77,532,030	79,009,346
Construction in progress	60,923,832	93,970,716
Total property, plant and equipment	399,049,891	384,344,747
Less accumulated depreciation	(83,992,406)	(66,020,147)
Property, plant and equipment, net	315,057,485	318,324,600

All of the property, plant and equipment, net as of September 30, 2015 and December 31, 2014 were located in the PRC, except for US$292.1 million and US$0.7 million of property, plant and equipment, net, were located in Dubai, UAE.  For the three-month and nine-month periods ended September 30, 2015, the Company capitalized nil and US$168,306 interest costs as a component of the cost of construction in progress, respectively. Depreciation expense on property, plant and equipment was allocated to the following expense items:

	Three-Month Period Ended September 30,
	2015	2014
	US$	US$

Cost of revenues	5,878,813	4,965,194
General and administrative expenses	383,260	205,585
Research and development expenses	951,540	553,350
Selling expense	2,392	-
Total depreciation expense	7,216,005	5,724,129

	Nine-Month Period Ended September 30,
	2015	2014
	US$	US$

Cost of revenues	16,184,391	14,474,009
General and administrative expenses	1,161,523	827,368
Research and development expenses	2,648,341	1,513,322
Selling expense	2,615	-
Total depreciation expense	19,996,870	16,814,699

Note 6 - Prepayments to equipment and construction suppliers
	September 30, 2015	December 31, 2014
	US$	US$

Jiamu (i)	200,569,445	182,259,578
Peaceful (ii)	85,718,400	-
Others	1,771,864	-
Total Prepayments to equipment and construction suppliers	288,059,709	182,259,578

(i)
In December 2013, the Company entered into an equipment purchase contract with Harbin Jiamu Import & Export Trading Co., Ltd ("Jiamu Trading") for a total consideration of RMB1,629.3 million (equivalent to US$255.8 million) to purchase 70 production lines and RMB89.7 million (equivalent to US$14.1 million) to purchase testing equipment. In August 2015, the Company signed a supplemental contract with Harbin Jiamu Science and Technology Co., Ltd. (together with Jiamu Trading as "Jiamu") to purchase equipment in the amount of RMB16.3 million (equivalent to US$2.6 million). As of September 30, 2015 and December 31, 2014, the Company has paid RMB1,277.4 million (equivalent to US$200.6 million) and RMB1,130.9 million (equivalent to US$182.3 million) for production lines and testing equipment, respectively.

(ii)
On January 5, 2015, AL Composites Materials FZE ("AL Composites") entered into an equipment purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of US$271.2 million to purchase certain production and testing equipment. Pursuant to the contract with Peaceful, the Company has paid US$85.7 million as prepayments as of September 30, 2015.

Note 7 – Fair value measurement

Short-term financial instruments, including cash and cash equivalents, restricted cash, time deposits, accounts receivable, receivables due from a customer in the ROK, short-term bank loans, bills payable, accounts payable, amounts due to related parties, income taxes payable and accrued expenses and other current liabilities - carrying amounts approximate fair values because of the short maturity of these instruments.

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

Notes payable - fair values of the Company's notes payable are estimated based on quoted market prices which are categorized as Level 1 measurement in the fair value hierarchy. As of September 30, 2015, the carrying amount and estimated fair value of the notes payable were US$148,820,175 and US$125,157,000, respectively.

Derivative assets on foreign currency forward contract fair value is determined using a discount cash flow model, which discounts the difference between the forward contract exchange rate from the quoted curve and the contract rate multiplied by the notional amounts. It considers the following significant inputs: risk-free rate and foreign exchange rate.

Note 8 – Borrowings
(1)	Current

	September 30, 2015	December 31, 2014
	US$	US$

Unsecured loans	102,689,717	47,223,028
Secured loans by accounts receivable	17,271,971	40,292,686
Secured loans by restricted cash (i)	39,100,000	-
Current portion of long-term bank loans (note (2))	106,692,370	12,219,708
Total short-term loans, including current portion of long-term bank loans	265,754,058	99,735,422

As of September 30, 2015 and December 31, 2014, the Company's short-term bank loans bear a weighted average interest rate of 4.0% and 5.7% per annum, respectively. All short-term bank loans mature at various times within one year and contain no renewal terms.

(i)
In January 2015, the Company obtained a one-year secured loan of US$12.0 million from HSBC Middle East at an annual interest rate of three-month LIBOR (0.3266% as of September 30, 2015) plus 1.8%. These loans were secured by restricted cash of RMB16.5 million (equivalent to US$2.6 million) by the HSBC Bank in Harbin, China.

In February 2015, the Company obtained a one-year secured loan of US$16.6 million from HSBC Middle East at an annual interest rate of three-month LIBOR (0.3266% as of September 30, 2015) plus 1.8%. These loans were secured by restricted cash of RMB22.8 million (equivalent to US$3.6 million) by the HSBC Bank in Harbin, China.

In June 2015, the Company obtained a one-year secured loan of US$7.0 million from Bank of China Luxemburg Branch at an annual interest rate of one-year LIBOR (0.8549% as of September 30, 2015) plus 0.8%. These loans were secured by restricted cash of RMB45.9 million (equivalent to US$7.2 million) by the Bank of China in Harbin, China.

In July 2015, the Company obtained a one-year secured loan of US$3.5 million from Bank of China Luxemburg Branch at an annual interest rate of one-year LIBOR (0.8549% as of September 30, 2015) plus 0.75%. These loans were secured by restricted cash of RMB23.0 million (equivalent to US$3.6 million) by the Bank of China in Harbin, China.

(2)	Non-current

	September 30, 2015	December 31, 2014
	US$	US$

Secured loans	83,164,800	70,000,000
Unsecured loans	137,442,608	116,494,154
Less: current portion	106,692,370	12,219,708
Total long-term bank loans, excluding current portion	113,915,038	174,274,446

During March and April 2014, the Company obtained two 15-month unsecured loans of RMB50 million at an interest rate of 6.15% per annum from the Bank of Heilongjiang. The Company repaid these loans in advance by the end of March 2015.

On December 11, 2014, the Company obtained a two-year unsecured loan of RMB199 million (equivalent to US$31.2 million) from Bank of Communication at an annual interest rate of 6.60%.

On December 16, 2014, the Company obtained a one and a half-year unsecured loan of US$76.4 million from Bank of China Macau Branch at an interest of three-month LIBOR (0.3266% as of September 30, 2015) plus 1.7%.  The interest rate is reset every three months.

On June 12, 2014, the Company obtained a three-year secured loan of US$70 million from Bank of China Paris Branch at interest rate of 3-month LIBOR (0.3266% as of September 30, 2015). The loan is secured by restricted cash of RMB 110 million (equivalent to US$17.3 million). The Company has repaid US$2 million on June 9, 2015.

On January 23, 2015, the Company obtained a two-year unsecured loan of RMB100 million (equivalent to US$15.7million) at an annual interest rate of 6.0% from Agriculture Bank of China.

On January 27, 2015, the Company obtained a one and half year secured loan of US$15.2 million from Bank of China Macau Branch, at an interest rate of three-month LIBOR (0.3266% as of September 30, 2015) plus 1.5%. The interest rate is reset every three months. The loan is secured by restricted cash of RMB100 million (equivalent to US$15.7 million).

On April 22, 2015, the Company obtained a two-year unsecured loan of RMB40 million (equivalent to US$6.3 million) at an annual interest rate of 5.75% from Agriculture Bank of China.

On July 30, 2015, the Company obtained a thirteen-month unsecured loan of RMB50 million (equivalent to US$7.9 million) at an annual interest rate of 5.25% from Harbin Longjiang Bank.

As of September 30, 2015, the Company had total lines of credit of RMB3,906.9 million (equivalent to US$613.5 million). As of September 30, 2015, the Company has unused lines of credit of RMB1,222.0 million (equivalent to US$192.0 million) with remaining terms less than 12 months and RMB267.0 million (equivalent to US$41.9 million) with remaining terms beyond 12 months.

Certain lines of credit contain financial covenants such as total stockholders' equity, debt asset ratio, current ratio, contingent liability ratio and net profit. As of September 30, 2015, the Company has met these financial covenants.

Note 9 – Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:
	September 30, 2015	December 31, 2014
	US$	US$
Payables for purchase of property, plant and equipment	9,283,669	7,234,607
Accrued freight expenses	2,381,239	1,688,431
Accrued interest expenses	5,840,701	9,031,741
Deferred income	3,268,152	-
Others	6,399,095	6,529,804
Total accrued expenses and other current liabilities	27,172,856	24,484,583

Others mainly represent accrued payroll and employee benefits, non-income taxes payables and other accrued miscellaneous operating expenses.

Note 10 – Related party transactions

The Company entered into related party transactions with Harbin Xinda High-Tech Co., Ltd. ("Xinda High-Tech"), an entity controlled by the wife of Mr. Han, the chief executive officer and controlling stockholder of the Company, and Mr. Han's son.  The significant related party transactions are summarized as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	US$	US$	US$	US$
Costs and expenses resulting from transactions with related parties:
Rental expenses for plant and office spaces	194,871	197,910	555,585	583,449

The related party balances are summarized as follows:

	September 30, 2015	December 31, 2014
	US$	US$
Amounts due from a related party:
Prepaid rent expenses to Xinda High-Tech	-	220,262
Total:	-	220,262

Amounts due to related parties:
Rental payable to Xinda High-Tech	312,643	-
Rental payable to Mr Han's son	7,038	-
Total:	319,681	-

The Company rents the following plant and office buildings in Harbin, Heilongjiang province from Xinda High-Tech:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Office building	23,894	763,420	Between January 1, 2014 and December 31, 2018

The Company rents the following facilities in Harbin, Heilongjiang province from Mr. Han's son:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Facility	3,134	15,975	Between January 1, 2015 and December 31, 2015
Facility	200	6,390	Between August 17, 2014 and August 16, 2016

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

The effective income tax rate for the nine-month periods ended September 30, 2015 and 2014 were 17.3% and 16.3%, respectively. The effective income tax rate for the nine-month period ended September 30, 2015 differs from the PRC statutory income tax rate of 25% primarily due to the above mentioned AL Composites exemption from income taxes, Sichuan Xinda Group's preferential income tax rate, and Sichuan Xinda Group's R&D expense bonus tax deduction.

The effective income tax rate for the nine-month period ended September 30, 2015 was 17.3%, increased from 16.3% for the nine-month period ended September 30, 2014 primarily due to the income tax effect of US$6.9 million non-deductible expense.

As of September 30, 2015, the unrecognized tax benefits were US$18,846,254 and the interest relating to unrecognized tax benefits was US$2,575,525.  No penalties expense related to unrecognized tax benefits were recorded. The Company is currently unable to provide an estimate of a range of the total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.

Note 12 – Deferred Income

On January 26, 2015, the Company entered into a memorandum and a fund support agreement (the "Agreement") with the People's Government of Shunqing District, Nanchong City, Sichuan Province ("Shunqing Government") pursuant to which Shunqing Government, through its investment vehicle, will extend to the Company RMB350 million (equivalent to US$ 55.0 million) interest free fund to support the construction of the Sichuan plant. As of September 30, 2015, the Company has received RMB200 million (equivalent to US$ 31.4 million) in total from Shunqing Government in the form of government repayment of bank loans on behalf of the Company. The Company also received RMB50 million (equivalent to US$ 7.9 million) pursuant to the Agreement for which the amount was restricted to use subject to the progress of the construction.  RMB50 million (equivalent to US$ 7.9 million) of cash received has been recorded as restricted cash and included in the other non-current assets as of September 30, 2015.  In addition, the Company received additional RMB10.4 million (equivalent to US$1.6 million) during the three months period ended September 30, 2015 from Shunqing Government to support the construction of the Sichuan plant.  Since the funding is related to construction of long-term assets, the amounts were recognized as government grant, which is included in deferred income on the condensed consolidated balance sheet, and to be recognized as other income in the condensed consolidated statement of comprehensive income (loss) over the periods and in the proportions in which depreciation expense on the long-term assets is recognized.

Note 13 – Stockholders' equity

The changes of each caption of stockholders' equity for the nine-month period ended September 30, 2015 are as follows:

	Series B Preferred Stock		Common Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Stockholders' Equity
		US$		US$
Balance as of January 1, 2015	1,000,000	100	49,151,796	4,916	(92,694)	80,875,787	431,823,706	12,775,801	525,387,616
Net income	-	-	-	-	-	-	56,917,127	-	56,917,127
Other comprehensive loss	-	-	-	-	-	-	-	(16,511,990)	(16,511,990)
Stock based compensation	-	-	-	-	-	623,629	-	-	623,629
Vesting of nonvested shares	-	-	171,488	16	-	(16)	-	-	-
Balance as of September 30, 2015	1,000,000	100	49,323,284	4,932	(92,694)	81,499,400	488,740,833	(3,736,189)	566,416,382

Note 14 – Stock based compensation

A summary of the nonvested shares activity for the nine-month ended September 30, 2015 is as follows:

	Number of Nonvested Shares	Weighted Average Grant date Fair Value
		US$
Outstanding as of December 31, 2014	647,288	5.00
Granted	203,207	5.91
Vested	(171,488)	4.40
Forfeited	(64,280)	4.65
Outstanding as of September 30, 2015	614,727	5.50

On August 7, 2015, the Company's Board of Directors approved the grant of (i) 192,300 nonvested shares to certain executive officers and employees which will vest on August 7, 2018; (ii) 10,907 nonvested shares to three independent directors which will vest on February 7, 2016.

The Company recognized US$237,258 and US$245,762 of share-based compensation expense in general and administration expenses relating to nonvested shares for the three-month periods ended September 30, 2015 and 2014, respectively, and US$623,629 and US$778,703 of share-based compensation expense in general and administration expenses relating to nonvested shares for the nine-month periods ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was US$2,122,271 total unrecognized compensation cost relating to nonvested shares, which is to be recognized over a weighted average period of 1.51 years.
Note 15 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	US$	US$	US$	US$
Numerator:
Net income	6,034,498	43,157,986	56,917,127	84,990,697
Less:
Earnings allocated to participating Series D convertible preferred stock	(1,466,034)	(10,512,703)	(13,841,079)	(20,832,947)
Earnings allocated to participating nonvested shares	(55,083)	(370,030)	(521,103)	(707,154)
Net income for basic earnings per share	4,513,381	32,275,253	42,554,945	63,450,596

Changes in fair value of derivative liabilities - Series A investor warrants	-	(1,285,962)	-	(542,191)
Changes in fair value of derivative liabilities - Series A placement agent warrants	-	(308,974)	-	16,865
Net income for dilutive earnings per share	4,513,381	30,680,317	42,554,945	62,925,270

Denominator:
Denominator for basic earnings per share:
Weighted average number of common stock outstanding	49,258,132	49,121,908	49,192,635	48,730,964
Series A investor warrants	-	110,671	-	119,722
Series A placement agent warrants	-	15,104	-	18,279
Denominator for diluted earnings per share	49,258,132	49,247,683	49,192,635	48,868,965

Earnings per share:
Basic	0.09	0.66	0.87	1.30
Diluted	0.09	0.62	0.87	1.29

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month periods and nine-month periods ended September 30, 2015 and 2014 because their effects are anti-dilutive:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014

Shares issuable upon conversion of Series D convertible preferred stock	16,000,000	16,000,000	16,000,000	16,000,000

Note 16 - Commitments and contingencies

(1)    Lease commitments

Future minimum lease payments under non-cancellable operating leases agreements as of September 30, 2015 were as follows.

US$
Period from October 1, 2015 to December 31, 2015	488,906
Years ending December 31,
2016	1,646,131
2017	1,395,899
2018	1,111,204
2019	112,885
2020 and thereafter	1,166,479

Rental expenses incurred for operating leases of plant and office spaces were US$439,793 and US$479,269 for the three-month periods ended September 30, 2015 and 2014, respectively, and US$1,168,442 and US$1,099,977 for the nine-month periods ended September 30, 2015 and 2014, respectively. There are no step rent provisions, escalation clauses, capital improvement funding requirements, other lease concessions or contingent rent in the lease agreements. The Company has no legal or contractual asset retirement obligations at the end of leases. The Company's leases do not contain any contingent rent payments terms.

(2)   Sichuan plant construction and equipment

On March 8, 2013, Xinda Holding (HK) Company Limited ("Xinda Holding (HK)") entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion (equivalent to US$282.6 million) in property, plant and equipment and approximately RMB0.6 billion (equivalent to US$94.2 million) in working capital, for the construction of Sichuan plant.  As of September 30, 2015, the Company has a remaining commitment of RMB240.2 million (equivalent to US$37.7 million) mainly for facility construction, and RMB460.1 million (equivalent to US$72.2 million) for the acquisition of equipment.

(3)    Dubai plant construction and equipment

On January 5, 2015, AL Composites entered into an equipment purchase contract with Peaceful for a total consideration of US$271.2 million to purchase certain production and testing equipment.  As of September 30, 2015, the Company has a remaining commitment of US$185.5 million for the remaining equipment acquisition. On January 25, 2015, AL Composites entered into a facility purchase contract with Zettachem International Limited for a total consideration of AED12.5 million (equivalent to US$3.4 million). As of September 30, 2015, the Company has a remaining commitment of US$0.3 million. On April 28, 2015, AL Composites entered into a warehouse construction contract with Falcon Red Eye Contracting Co. L.L.C. for a total consideration of AED6.7 million (equivalent to US$1.8 million). As of September 30, 2015, the Company has a remaining commitment of US$1.7 million.

(4)    Contingencies

The Company and certain of its officers were named as defendants in two putative securities class action lawsuits filed on July 15, 2014 and July 16, 2014 in the United States District Court for the Southern District of New York. The Court held a hearing on the Company's motion to dismiss on October 22, 2015, but has not yet issued a ruling. The Company, after consultation with its legal counsel, believes that the lawsuits are without merit and intends to vigorously defend against them. Nevertheless, there is a possibility that a loss may have been incurred. In accordance with ASC Topic 450, no loss contingency was accrued as of September 30, 2015 since the possible loss or range of loss cannot be reasonably estimated.

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

Overview
China XD Plastics Company Limited ("China XD", "we", and the "Company", and "us" or "our" shall be interpreted accordingly) is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China, and to a lesser extent, in Dubai, UAE. We develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 350 certifications from manufacturers in the automobile industry as of September 30, 2015. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province. Our Research and Development (the "R&D") team consists of 388 professionals and 14 consultants, including one consultant who is a member of Chinese Academy of Engineering, and one consultant who is the former chief scientist of Specialty Plastics Engineering Institute of Jilin University. As a result of the integration of our academic and technological expertise, we have a portfolio of 243 patents, ten of which we have obtained the patent rights and the remaining 233 of which we have applications pending in China as of September 30, 2015.

Our products include eleven categories: Modified Polypropylene (PP), Modified Acrylonitrile Butadiene Styrene (ABS), Modified Polyamide 66 (PA66), Modified Polyamide 6 (PA6), Plastic Alloy, Modified Polyoxymethylenes (POM), Modified Polyphenylene Oxide (PPO), Modified Polyphenylene Sulfide (PPS), Modified Polyimide (PI), Modified Polylactic acid (PLA) and Poly Ether Ether Ketone (PEEK).

The Company's products are primarily used in the production of exterior and interior trim and functional components of more than 27 automobile brands and 80 automobile models manufactured in China, including Audi, Mercedes Benz, BMW, Buick, Chevrolet, VW Passat, Golf and Jetta, Mazda, and Toyota. Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing bases in Harbin, Heilongjiang in the PRC, with the construction of Sichuan plant underway. In addition, we completed and run the trial production in the plant in Dubai, UAE with additional 2,500 metric tons ("Phase 1") targeting high-end products for the overseas markets.  As of September 30, 2015, in domestic market, we had approximately 390,000 metric tons of production capacity across 84 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwanese conveyer systems. In December 2013, we broke ground on the construction of our fourth production base in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total installed production capacity to 690,000 metric tons with additional 70 new production lines at the completion of the construction of our fourth production base. Sichuan Xinda Group has supplied to its customers since 2013, backed by production capacity in our Harbin production base. To streamline the management in Sichuan, the Company completed a restructuring in July 2015 by merging its subsidiary in Nanchong City, the entire registered capital (US$99.99 million) of which was owned by Xinda (Heilongjiang) Investment Co., Ltd, into Sichuan Xinda Group.  The Company expects Sichuan facility to be completed around the end of 2015 and early 2016. In order to meet the increasing demand from our customer in the ROK and to develop potential overseas markets, on January 25, 2015, AL Composites Materials FZE obtained a leased property of approximately 10,000 square meters from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE with constructed building comprising a warehouse, office and service block with lease term granted 15 years. The Company is planning to complete installing 75 production lines with additional 16,200 metric tons ("Phase 2") of annual production capacity in that property by later half of 2016, bringing total production capacity in Dubai to 18,700 metric tons.

Highlights for the three months ended September 30, 2015 include:

● Revenues were $239.1 million, a decrease of 24.3% from $315.7 million in the third quarter of 2014
● Gross profit was $29.3 million, a decrease of 55.2% from $65.4 million in the third quarter of 2014
● Gross profit margin was 12.3%, compared to 20.7% in the third quarter of 2014
● Net income was $6.0 million, compared to $43.2 million in the third quarter of 2014
● Total volume shipped was 81,663 metric tons, down 14.2% from 95,204 metric tons in the third quarter of 2014

Results of Operations

The following table sets forth, for the periods indicated, statements of income data in millions of USD:

(in millions, except percentage)	Three–Month Period Ended			Nine–Month Period Ended
	September 30,		Change	September 30,		Change
	2015	2014	%	2015	2014	%
Revenues	239.1	315.7	(24.3)%	726.4	803.5	(9.6)%
Cost of revenues	(209.8)	(250.3)	(16.2)%	(597.0)	(639.2)	(6.6)%
Gross profit	29.3	65.4	(55.2)%	129.4	164.3	(21.2)%
Total operating expenses	(12.0)	(10.7)	12.1%	(36.7)	(41.3)	(11.1)%
Operating income	17.3	54.7	(68.4)%	92.7	123.0	(24.6)%
Income before income taxes	9.3	47.7	(80.5)%	68.7	101.5	(32.3)%
Income tax expense	(3.3)	(4.5)	(26.7)%	(11.8)	(16.6)	(28.9)%
Net income	6.0	43.2	(86.1)%	56.9	84.9	(33.0)%

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Revenues

Revenues were US$239.1 million in the third quarter ended September 30, 2015, an decrease of US$76.6 million, or 24.3%, compared to US$315.7 million in the same period of last year, due to approximately 14.2% decrease in sales volume and 9.8% decrease in the average RMB selling price of our products.

Vehicle sales in China grew by 0.3% in the first nine months of 2015, the slowest rate in approximately 24 years, amid which the State-backed auto association indicated possible decline of auto sales in 2015 amid the economy slowdown in the world's largest car market. The Chinese government's anti-monopoly probe against luxury automobile manufacturers and dealers by the state backlashed against automakers. Both contributed to the lower-than-expected growth rate. Further, both automakers and parts manufacturers in China experienced pricing pressure from 2014 to the present. The unusual volatility of the Chinese stock market since June 2015 also seemed to have certain negative impact on consumer sentiments. As a result, plastic fabricators have been seeking newer products utilizing lower cost raw materials and more cost-efficient formulations. The pricing of the majority of our existing products remained stable while our newly launched products have relatively lower average selling price in response to customer demand in China. As previously disclosed, the Company has started marketing its higher-end products to customers overseas since early 2014 to better allocate its limited production capacity, diversify its business and reduce its concentration in the Chinese market. In addition, there was a negative impact from the ceasing supply for 60 days to our ROK customer as previously announced in its press release.

(i) Domestic market

For the three months ended September 30, 2015, revenue from domestic market decreased by US$24.6 million as a result of  a decrease of 10.0% in sales volume and an increase of 2.7% in the average RMB selling price of our products, as compared with those of last year.  However more sales were achieved in Southwest China because of our marketing efforts to develop new customers. As for the selling price, the increase was mainly due to the shift of product mix to higher end product categories with higher selling price.

(ii) Overseas market

For the three months ended September 30, 2015, revenue from overseas market decreased by US$52.0 million, as a result of a decrease of 88.4% in sales volume mostly due to the ceasing supply for 60 days to the ROK customer, partially offset by 8.9 % increase in the average RMB selling price as compared with those of last year. The products sold in overseas market are mainly higher-end products such as PA66 and Plastic Alloys with much higher selling price for engine bonnet, oil pump, fuse hose and other higher-end auto engine related applications, high-end appliance components, and circuit boards etc. The Company expects continuing growth opportunities in oversea markets, including the ROK.

The following table summarizes the breakdown of revenues by categories in millions of US$:

(in millions, except percentage)	Revenues For the Three–Month Period Ended September 30,
	2015		2014		Change in	Change in
	Amount	%	Amount	%	Amount	%
Modified Polyamide 66 (PA66)	55.7	23.4%	38.7	12.3%	17.0	43.9%

Modified Polyamide 6 (PA6)	50.7	21.2%	60.6	19.2%	(9.9)	(16.3)%

Plastic Alloy	74.5	31.2%	132.8	42.1%	(58.3)	(43.9)%

Modified Polypropylene (PP)	40.8	17.0%	64.2	20.3%	(23.4)	(36.4)%

Modified Acrylonitrile butadiene styrene (ABS)	10.7	4.5%	8.8	2.8%	1.9	21.6%

Polyoxymethylenes (POM)	1.1	0.5%	0.8	0.3%	0.3	37.5%

Polyphenylene Oxide (PPO)	3.5	1.4%	5.3	1.7%	(1.8)	(34.0)%

Raw Materials	1.5	0.6%	4.5	1.3%	(3.0)	(66.7)%

Others	0.6	0.2%	-	-	0.6	N/A

Total Revenues	239.1	100%	315.7	100%	(76.6)	(24.3)%

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Three–Month Period Ended September 30,
	2015		2014		Change in	Change in
	MT	%	MT	%	MT	%
Modified Polyamide 66 (PA66)	13,467	16.5%	7,636	8.0%	5,831	76.4%

Modified Polyamide 6 (PA6)	14,629	17.9%	13,446	14.1%	1,183	8.8%

Plastic Alloy	26,176	32.1%	34,015	35.7%	(7,839)	(23.0)%

Modified Polypropylene (PP)	21,994	26.9%	33,625	35.3%	(11,631)	(34.6)%

Modified Acrylonitrile butadiene styrene (ABS)	4,264	5.2%	3,383	3.6%	881	26.0%

Polyoxymethylenes (POM)	329	0.4%	240	0.3%	89	37.1%

Polyphenylene Oxide (PPO)	490	0.6%	720	0.8%	(230)	(31.9)%

Raw Materials	314	0.4%	2,139	2.2%	(1,825)	(85.3)%

Total Sales Volume	81,663	100%	95,204	100%	(13,541)	(14.2)%

The Company continued to shift production mix from traditional Modified Polypropylene (PP) to higher-end products such as PA66, PA6, primarily due to (i) the greater growth potential of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) better quality from and consumer recognition of higher-end cars made by automotive manufacturers from Chinese and Germany joint ventures, and U.S. and Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Profit Margin

	Three–Month Period Ended September 30,		Change
(in millions, except percentage)	2015	2014	Amount	%
Gross Profit	$29.3	$65.4	$(36.1)	(55.2)%
Gross Profit Margin	12.3%	20.7%		(8.4)%

Gross profit was US$29.3 million in the third quarter ended September 30, 2015 compared to US$65.4 million in the same period of 2014, representing a decrease of 55.2%. Our gross margin decreased to 12.3% during the quarter ended September 30, 2015 from 20.7% during the same quarter of 2014 primarily due to pricing pressure resulting from the slowdown of the auto industry in China, and the increase of depreciation expenses as production facility in Dubai were put in operation and ceasing supply for 60 days to the ROK customer to which sales had higher gross margin. The average RMB selling price of our products reduced by 9.8% for the quarter ended September 30, 2015 as compared to that of the prior year.

General and Administrative Expenses
	Three–Month Period Ended September 30,		Change
(in millions, except percentage)	2015	2014	Amount	%
General and Administrative Expenses	$5.8	$5.4	$0.4	7.4%
as a percentage of revenues	2.4%	1.9%		0.5%

General and administrative (G&A) expenses were US$5.8 million in the quarter ended September 30, 2015 compared to US$5.4 million in the same period in 2014, representing an increase of 7.4%, or US$0.4 million. This increase is primarily due to the increase of (i) US$0.5 million of salary and welfare due to the increase in the number of management staff; (ii) US$0.4 million of transportation expenses in connection with our business expansion; (iii) US$0.5 million of other miscellaneous expenses; partially offset by the decrease of (iv) US$1.0 million of taxation expense.

Research and Development Expenses

	Three–Month Period Ended September 30,		Change
(in millions, except percentage)	2015	2014	Amount	%
Research and Development Expenses	$5.8	$5.1	$0.7	13.7%
as a percentage of revenues	2.4%	1.6%		0.8%

Research and development expenses were US$5.8 million during the quarter ended September 30, 2015 compared with US$5.1 million during the same period in 2014, an increase of US$0.7 million, or 13.7%, reflecting the Company's efforts to adjust research and development activities on new products primarily for industrialized applications from automotive to other advanced fields such as ships, airplanes, high-speed rail, 3D printing materials, biodegradable plastics, and medical devices, etc.

As of September 30, 2015, the number of ongoing research and development projects was 198. We expect to complete and commence to realize economic benefits on approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period.

Operating Income

Total operating income was US$17.3 million in the third quarter ended September 30, 2015 compared to $54.7 million in the same period of 2014, representing a decrease of 68.4% or US$37.4 million. This decrease is primarily due to lowered gross profit, higher research and developed expenses and general and administrative expenses.

Interest Income (Expenses)

	Three–Month Period Ended September 30,		Change
(in millions, except percentage)	2015	2014	Amount	%
Interest Income	$2.0	$2.1	$(0.1)	(4.8)%
Interest Expenses	(10.3)	(10.9)	0.6	(5.5)%
Net Interest Expenses	$(8.3)	$(8.8)	$0.5	5.7%
as a percentage of revenues	(3.5)%	(2.8)%		(0.7)%

Net interest expense was $8.3 million for the three-month period ended September 30, 2015, compared to net interest expense of $8.8 million in the same period of 2014, primarily due to (i) the decrease in the average loan interest rate to 5.2% for the three months ended September 30, 2015 compared to 5.5% for the three months ended September 30, 2014, and (ii) the decrease of average balance of short-term and long-term loans in the amount of $368.0 million for the three months ended September 30, 2015 compared to $431.0 million of the prior year.
Income Taxes
	Three–Month Period Ended September 30,		Change
(in millions, except percentage)	2015	2014	Amount	%
Income before Income Taxes	$9.3	$47.7	$(38.4)	(80.5)%
Income Tax Expense	(3.3)	(4.5)	1.2	(26.7)%
Effective income tax rate	35.5%	9.5%		26.0%

The effective income tax rate for the three-month periods ended September 30, 2015 and 2014 was 35.5% and 9.5%, respectively. The increase of effective income tax rate was mainly due to 1) AL Composites, which enjoyed nil income tax rate, almost stopped selling high-margin products in the three-month period ended September 30, 2015 and made only 27.3% profit contributions to the Group compared to 73.6% during the three-month period ended September 30, 2014, 2) the income tax effect of US$2.3 million non-deductible expense.

Our PRC and Dubai subsidiaries have US$287.5 million of cash and cash equivalents, restricted cash and time deposits as of September 30, 2015, which are planned to be indefinitely reinvested in the PRC and Dubai. The distributions from our PRC and Dubai subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income taxes on undistributed earnings of our PRC subsidiaries. In addition, due to our policy of indefinitely reinvesting our earnings in Dubai, UAE, we have not provided for deferred income tax liabilities related to AL Composites in Dubai, UAE, on undistributed earnings.

Net Income

As a result of the above factors, we had a net income of US$6.0 million in the third quarter of 2015 compared to a net income of US$43.2 million in the same quarter of 2014.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Revenues
Revenues were US$726.4 million for the nine months ended September 30, 2014, a decrease of US$77.1 million, or 9.6%, compared to US$803.5 million in the same period of last year, due to approximately 3.9% decrease in sales volume and 4.6% decrease in the average RMB selling price of our products. The decrease of sales volume was mainly due to the ceasing supply for 60 days to our ROK customer while the decline of the average RMB selling price is caused mostly by pricing pressure of our products in domestic market amid slowdown in the domestic economy and weakness in auto industry.
(i) Domestic market
For the nine months ended September 30, 2015, revenue from domestic market decreased by US$69.2 million, as a result of a decrease of 4.7% in the average RMB selling price of our products and a decrease of  3.7% in the sales volume compared with those of last year.  However more sales were achieved in Central China and Southwest China because of our marketing efforts to develop new customers. As for the RMB selling price, the decrease was mainly in lower-end product of modified PA6 and PA66 that we recently reformulated for customers in China in response to pricing pressure caused by the slowdown in China's auto industry.

(ii) Overseas market

For the nine months ended September 30, 2015, revenue from overseas market decreased by US$7.9 million, as a result of a decrease of 9.6% in sales volume and 1.1% increase in the average RMB selling price as compared with those of last year. The products sold in overseas market are mainly higher-end products such as PA66 and Plastic Alloys with much higher selling price for engine bonnet, oil pump, fuse hose and other higher-end auto engine related applications, high-end appliance components, and circuit boards etc. The Company expects diversifying its customer base and continuing growth opportunities in oversea markets, including the ROK.

The following table summarizes the breakdown of revenues by categories in millions of US$:

(in millions, except percentage)	Revenues For the Nine-Month Period Ended September 30,
	2015		2014		Change in	Change in
	Amount	%	Amount	%	Amount	%
Modified Polyamide 66 (PA66)	144.8	19.9%	150.8	18.8%	(6.0)	(4.0)%

Modified Polyamide 6 (PA6)	145.7	20.1%	175.0	21.8%	(29.3)	(16.7)%

Plastic Alloy	265.7	36.6%	263.2	32.8%	2.5	0.9%

Modified Polypropylene (PP)	124.9	17.2%	168.9	21.0%	(44.0)	(26.1)%

Modified Acrylonitrile butadiene styrene (ABS)	29.9	4.1%	28.0	3.5%	1.9	6.8%

Polyoxymethylenes (POM)	2.5	0.3%	2.9	0.4%	(0.4)	(13.8)%

Polyphenylene Oxide (PPO)	9.7	1.3%	9.5	1.2%	0.2	2.1%

Raw Materials	2.6	0.4%	5.2	0.5%	(2.6)	(50.0)%

Others	0.6	0.1%	-	-	0.6	N/	A

Total Revenues	726.4	100%	803.5	100.0%	(77.1)	(9.6)%

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Nine–Month Period Ended September 30,
	2015		2014		Change in	Change in
	MT	%	MT	%	MT	%
Modified Polyamide 66 (PA66)	34,256	14.5%	27,356	11.2%	6,900	25.2%

Modified Polyamide 6 (PA6)	41,009	17.3%	36,114	14.7%	4,895	13.6%

Plastic Alloy	78,675	33.4%	79,748	32.5%	(1,073)	(1.3)%

Modified Polypropylene (PP)	66,480	28.2%	87,078	35.5%	(20,598)	(23.7)%

Modified Acrylonitrile butadiene styrene (ABS)	11,755	5.0%	10,469	4.3%	1,286	12.3%

Polyoxymethylenes (POM)	737	0.3%	840	0.3%	(103)	(12.3)%

Polyphenylene Oxide (PPO)	1,339	0.6%	1,290	0.5%	49	3.8%

Raw Materials	1,599	0.7%	2,539	1.0%	(940)	(37.0)%
Total Sales Volume	235,850	100%	245,434	100%	(9,584)	(3.9)%

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

Gross Profit and Gross Profit Margin

	Nine–Month Period Ended September 30,		Change
(in millions, except percentage)	2015	2014	Amount	%
Gross Profit	$129.4	$164.3	$(34.9)	(21.2)%
Gross Profit Margin	17.8%	20.4%		(2.6)%

Gross profit was US$129.4 million for the nine months ended September 30, 2015 compared to US$164.3 million in the same period of 2014, representing a decrease of 21.2%. Our gross margin decreased to17.8% during the nine months ended September 30, 2015 from 20.4% during the same period of 2014, primarily due to pricing pressure from its domestic market and the ceasing supply for 60 days to its ROK customer to which sales had higher gross margin.

General and Administrative Expenses

	Nine–Month Period Ended September 30,		Change
(in millions, except percentage)	2015	2014	Amount	%
General and Administrative Expenses	$17.3	$13.8	$3.5	25.4%
as a percentage of revenues	2.4%	1.6%		0.8%

General and administrative (G&A) expenses were US$17.3 million for the nine months ended September 30, 2015 compared to US$13.8 million in the same period in 2014, representing an increase of 25.4%, or US$3.5 million. This increase is primarily due to the increase of (i) US$1.4 million of salary and welfare due to the increase in the number of management staff; (ii) US$ 0.9 million expenses incurred for the opening of temporary exhibition centre in Sichuan; and (iii) US$1.2 million of other miscellaneous expenses.

Research and Development Expenses

	Nine–Month Period Ended September 30,		Change
(in millions, except percentage)	2015	2014	Amount	%
Research and Development Expenses	$18.3	$27.1	$(8.8)	(32.5)%
as a percentage of revenues	2.5%	3.4%		(0.9)%

Research and development (R&D) expenses were US$18.3 million for the nine months ended September 30, 2015 compared with US$27.1 million during the same period in 2014, a decrease of US$8.8 million, or 32.5%, reflecting the Company's efforts to adjust research and development activities on new products primarily for industrialized applications from automotive to other advanced fields such as ships, airplanes, high-speed rail, 3D printing materials, biodegradable plastics, and medical devices, etc.

As of September 30, 2015, the number of ongoing research and development projects is 198. We expect to complete and commence to realize economic benefits on approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.

Operating Income

Total operating income was US$92.7 million for the nine months ended September 30, 2015 compared to US123.0 million in the same period of 2014, representing a decrease of 24.6% or US$30.3 million. This decrease is primarily due to lower gross profit and higher G&A expenses partially offset by reduced R&D expenses. .

Interest Income (Expenses)

	Nine–Month Period Ended September 30,		Change
(in millions, except percentage)	2015	2014	Amount	%
Interest Income	$6.8	$8.6	$(1.8)	(20.9)%
Interest Expenses	(32.0)	(31.1)	(0.9)	2.9%
Net Interest Expenses	$(25.2)	$(22.5)	$(2.7)	12.0%
as a percentage of revenues	(3.5)%	(2.9)%		(0.6)%

Net interest expense was US$25.2 million for the nine-month period ended September 30, 2015, compared to net interest expense of US$22.5 million in the same period of 2014, primarily due to (i) the decrease of average deposit balance in the amount of US$324.8 million for the nine months ended September 30, 2015 compared to US$424.6 million for the same period in prior year, leading to the decrease of interest income; (ii) the increase of interest expense was due to the increase of senior notes.  On February 4, 2014, Favor Sea Limited ("Favor Sea (BVI)"), a wholly owned subsidiary of the Company, issued US$150,000,000 aggregate principal amount of 11.75% Guaranteed Senior Notes due 2019 with issuance price of 99.080% (the "senior notes"). The senior notes bear interest at a rate of 11.75% per annum and the holding days with the senior notes during the nine-month period ended September 30, 2015 was 272 days compared to 238 days during the nine-month period ended September 30, 2014 led the interest expense increase.

 Gains (losses) on foreign currency forward contracts

	Nine–Month Period Ended September 30,		Change
(in millions, except percentage)	2015	2014	Amount	%
Gain (losses) on foreign currency forward contracts	$0.7	$(0.6)	$1.3	(216.7)%
as a percentage of revenues	0.1%	(0.1)%		0.2%

During the nine-month period ended September 30, 2015 due to the exercise of foreign currency forward contract, the Company had a gain of US$0.7 million on foreign currency forward contracts.

Income Taxes

	Nine–Month Period Ended September 30,		Change
(in millions, except percentage)	2015	2014	Amount	%
Income before Income Taxes	$68.7	$101.5	$(32.8)	(32.3)%
Income Tax Expense	(11.8)	(16.6)	4.8	(28.9)%
Effective income tax rate	17.3%	16.3%		1.0%

The effective income tax rate for the nine-month period ended September 30, 2015 and 2014 ware 17.3% and 16.3%, respectively, which differ from the PRC statutory income tax rate of 25% primarily due to the above mentioned AL Composites exemption from income taxes, Sichuan Xinda Group's preferential income tax rate, and Sichuan Xinda Group's R&D expense bonus tax deduction.

The effective income tax rate for the nine-month period ended September 30, 2015 was 17.3%, increased from 16.3% for the nine-month period ended September 30, 2014 primarily due to the income tax effect of an increase of US$6.9 million non-deductible expense.

Net Income

As a result of the above factors, we had a net income of US$56.9 million for the nine months ended September 30, 2015 compared to net income of US$84.9 million in the same period of 2014.

Selected Balance Sheet Data as of September 30, 2015 and December 31, 2014:
	September 30,	December 31,	Change
(in millions, except percentage)	2015	2014	Amount	%
Cash and cash equivalents	51.1	45.5	5.6	12.3%
Restricted cash	44.2	12.5	31.7	253.6%
Time deposits	192.3	238.5	(46.2)	(19.4)%
Accounts receivable, net of allowance for doubtful accounts	246.6	204.0	42.6	20.9%
Inventories	293.2	249.8	43.4	17.4%
Prepaid expenses and other current assets	78.4	11.3	67.1	593.8%
Property, plant and equipment, net	315.1	318.3	(3.2)	(1.0)%
Land use rights, net	25.0	11.9	13.1	110.1%
Prepayments to equipment and construction suppliers	288.1	182.2	105.9	58.1%
Other non-current assets	30.7	25.5	5.2	20.4%
Total assets	1,564.7	1,299.7	265.0	20.4%
Short-term bank loans, including current portion of long-term bank loans	265.8	99.7	166.1	166.6%
Bills payable	44.1	43.4	0.7	1.6%
Accounts payable	221.9	152.1	69.8	45.9%
Income taxes payable, including noncurrent portion	22.9	17.3	5.6	32.4%
Accrued expenses and other current liabilities	27.2	24.5	2.7	11.0%
Long-term bank loans, excluding current portion	113.9	174.3	(60.4)	(34.7)%
Notes payable	148.8	148.6	0.2	0.1%
Deferred income	40.9	-	40.9	N/	A
Redeemable Series D convertible preferred stock	97.6	97.6	-	-
Stockholders' equity	566.4	525.3	41.1	7.8%

Our financial condition continued to improve as measured by an increase of 7.8% in stockholders' equity as of September 30, 2015 as compared to that of December 31, 2014. Cash and cash equivalents, restricted cash and time deposits decreased by 3.0% or US$8.9 million due to the decrease of cash flows provided by operating activities and the increase of prepayments to long-term equipment and construction suppliers partially offset by the increase of short-term and long-term bank loans of US$105.7 million, to meet the need in the capital expenditures. Inventories increased by 17.4% due to the need to ship products to customers in farther locations, such as, southwest China, South China, Central China. Prepaid expenses and other current assets increased by 593.8% as a result of purchase of raw materials in the amount of US$69.4 million on behalf of a customer in the ROK.  Prepayment to equipment and construction suppliers increased by 58.1% was due to the advance for equipment to be used in Dubai, UAE and Southwest China facilities. Increase of deferred income was due to RMB260.7 million (equivalent to US$40.9 million) government grant from authorities in Sichuan Province for the construction of our 4th production base in Sichuan Province. The aggregate short-term and long-term bank loans and notes payable increased by 25.1% due to the overall consideration of existing lines of credit utilization and maintaining a manageable debt level. We defined the manageable debt level as the sum of aggregate short-term and long-term loans, and notes payable over the total assets. Accounts payable and bills payable increased by 36.1% as a result of more purchases made by the Company because of the lower purchase price of the raw materials and the Company's strategy to stock up the inventory.  As of September 30, 2015, notes payable was US$148.8 million relating to the 11.75% guaranteed senior notes due in 2019, net of discount.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production lines. We have financed these requirements primarily from cash generated from operations, bank borrowings and the issuance of our convertible preferred stocks and debt financings. As of September 30, 2015 and December 31, 2014, we had US$51.1 million and US$45.5 million, respectively, in cash and cash equivalents, which were primarily deposited with banks in China (including Hong Kong and Macau). As of September 30, 2015, we had US$265.8 million short-term bank loans (including the current portion of long-term bank loans), including US$102.7 million unsecured loan, US$17.3 factoring loans secured by accounts receivable, US$39.1 million loans secured by restricted cash, and US$106.7 million long-term bank loans that due in one year. We also had US$113.9 million long-term bank loans (excluding the current portion), including US$61.0 million loans secured by long-term deposits and US$52.9 million unsecured loan. Short-term and long-term bank loans in total bear a weighted average interest rate of 5.5% per annum and do not contain any renewal terms. We have historically been able to make repayments when due.  In addition, the Company has US$148.8 million of 11.75% guaranteed senior notes due in 2019.

A summary of lines of credit for the three-month period ended September 30, 2015 and the remaining lines of credit as of September 30, 2015 are below:

(in millions)	September 30, 2015
	Lines of Credit, Obtained			Remaining Available
Names of Financial Institution	Date of Approval	RMB	USD	USD
Bank of Communications	December 9, 2014	103.0	16.2	0.2
Bank of Longjiang, Heilongjiang	June 29, 2015	300.0	47.1	22.0
Bank of China	April 28, 2015	1,296.4	203.6	75.1
HSBC	September 2, 2014	605.0	95.0	50.7
Agriculture Bank of China	June 27, 2015	160.0	25.1	15.7
China Construction Bank	December 25, 2013	300.0	47.1	23.6
Societe Generale(China)Limited	August 1, 2014	150.0	23.6	4.7
Subtotal (credit term<=1year)		2,914.4	457.7	192.0
Bank of China	April 28, 2015	655.5	102.9	41.9
Bank of Communications	December 9, 2014	197.0	30.9	-
Bank of Longjiang, Heilongjiang	June 29, 2015	-	-	-
Agriculture Bank of China	June 27, 2015	140.0	22.0	-
Subtotal (credit term>1year)		992.5	155.8	41.9
Total		3,906.9	613.5	233.9

As of September 30, 2015, we have contractual obligations to pay (i) lease commitments in the amount of US$5.9 million, including US$1.7 million due in one year; (ii) equipment acquisition in the amount of US$258.1 million and facility construction in the amount of US$39.8 million; (iii) long-term bank loan in the amount of US$229.6 million (including principals and interests), and (iv) notes payable in the amount of US$211.7 million (including principals and interests).

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

The following table sets forth a summary of our cash flows for the periods indicated.
	Nine-Month Period Ended September 30,
(in millions US$)	2015	2014
Net cash provided by operating activities	1.4	64.1
Net cash used in investing activities	(101.7)	(220.7)
Net cash provided by financing activities	108.1	125.6
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2.2)	(1.8)
Net increase (decrease) in cash and cash equivalents	5.6	(32.8)
Cash and cash equivalents at the beginning of period	45.5	95.5
Cash and cash equivalents at the end of period	51.1	62.7

Operating Activities

Net cash provided by operating activities decreased to US$1.4 million for the nine-month period ended September 30, 2015 from US$64.1 million for the nine-month period ended September 30, 2014, primarily due to (i) the decrease of approximately US$189.7 million in cash collected from our customers for the nine-month period ended September 30, 2015,  (ii)  the increase of net interest payments of US$9.1 million for the nine-month period ended September 30, 2015, partially offset by (iii) the decrease of US$117.2 million in operating cash payment, including raw material purchases, rental and personnel costs for the nine-month period ended September 30, 2015, and (iv) the decrease of US$18.9 million in income tax payments.

Investing Activities

Net cash used in the investing activities was US$101.7 million for the nine-month period ended September 30, 2015 as compared to US$220.7 million for the same period of last year, mainly due to (i) the decrease of US$169.6 million purchase of time deposits, (ii) the decrease of US$81.1 million purchase of property, plant and equipment, (iii) the decrease of US$50.5 million acquisition of land use right, (iv) the increase of US$1.6 million government grant related to the construction of Sichuan plant, partially offset by (v) the decrease of US$183.8 million proceeds from maturity of time deposits for the nine-month period ended September 30, 2015.

Financing Activities

Net cash provided by the financing activities was US$108.1 million for the nine-month period ended September 30, 2015, as compared to US$125.6 million for the same period of last year, primarily as a result of (i) US$148.4 million proceeds from senior notes issued during the period ended September 30, 2014, (ii) the decrease of US$152.8 million borrowings of bank loans, (iii) the increase of US$12.7 million of placement of restricted cash as collateral for bank borrowings, (iv) the decrease of US$7.5 million of release of restricted cash for the nine-month period ended September 30, 2015, (v) the decrease of US$0.6 million proceeds from warrants exercise, partially offset by (vi) the decrease of US$299.8 million repayments of bank borrowings, and (vii) US$4.7 million issuance costs paid for the issuance of senior notes in 2014.

As of September 30, 2015, our cash and cash equivalents balance was US$51.1 million, compared to US$45.5 million at December 31, 2014.

Days Sales Outstanding ("DSO") increased to 83 days for the nine-month period ended September 30, 2015 compared with 77 days for the year ended December 31, 2014. DSO in the PRC was shorter than the overall level, which was negatively affected by longer DSO overseas because of prolonged cash collection from the customer in the ROK. As of September 30, 2015, the overdue amount of the accounts receivable from the ROK customer aging between one and four months was US$42,906,552.  The Company has experienced a delay in its cash collection from the South Korean customer. To better manage its financial risk, the Company implemented a ceasing supply to the customer for 60 days in accordance with its risk management policy while both parties actively negotiate the pricing and payment terms associated with the Company's high-end products. Our overall DSO is still well below industry average Industry Standard Customer and Supplier Payment Terms (days) as below:

	Nine-month period ended September 30, 2015	Year ended December 31, 2014
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Supplier Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 60 days

Inventory turnover days has increased from 80 days for the year ended December 31, 2014 to 122 days for the nine-month period ended September 30, 2015 due to inventory of raw materials buildup in anticipation of increasing demand from our customers, especially those located in longer distance.

We purchased raw materials in the amount of US$69.4 million on behalf of the customer in the ROK during the three-month period ended September 30, 2015, but did not receive the payment as of September 30, 2015. The total amount of accounts receivable due from the ROK customer in the amount of approximately US$50.2 million and the other receivables of US$69.4 million  due from the ROK customer relating to raw materials was approximately US$119.6 million. Management believes that this amount due from the ROK customer will be collected by the end of 2015. The Company will make periodically and timely assessment to make allowances for any uncollected amount.

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

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of September 30, 2015 are as follows:

Contractual obligations	Total	Payment due less than 1 year	1 – 3 years	3-5 years	More than 5 years
Lease commitments	5,921,504	1,723,504	2,640,835	475,350	1,081,815
Purchase of land use rights, plant equipment, and construction in progress (3)(4)	297,945,416	297,696,566	248,850	-	-
Long-term bank loans (1)	229,639,815	113,791,116	115,848,699	-	-
Notes payable (2)	211,687,500	17,625,000	35,250,000	158,812,500	-
Total	745,194,235	430,836,186	153,988,384	159,287,850	1,081,815

(1)  Includes interest of US$9.0 million accrued at the interest rate under the loan agreements. For borrowings with a floating rate, the most recent rate as of September 30, 2015 was applied.

(2)  On February 4, 2014, Favor Sea (BVI), a wholly owned subsidiary of the Company, issued US$150,000,000 aggregate principal amount of 11.75% Guaranteed Senior Notes due 2019 with issuance price of 99.080% (the "Notes"). The Notes bear interest at a rate of 11.75% per annum, payable on February 4 and August 4 of each year, commencing August 4, 2014. The Notes will mature on February 4, 2019.

(3)  On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion (equivalent to US$282.6 million) in property, plant and equipment and approximately RMB0.6 billion (equivalent to US$94.2 million) in working capital, for the construction of Sichuan plant.  As of September 30, 2015, the Company has a remaining commitment of RMB240.2 million (equivalent to US$37.7 million) mainly for facility construction, and RMB460.1 million (equivalent to US$72.2 million) for the acquisition of equipment.

(4)   On January 5, 2015, AL Composites entered into an equipment purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of US$271.2 million to purchase certain production and testing equipment.  As of September 30, 2015, the Company has a commitment of US$185.5 million for the remaining equipment acquisition. On January 25, 2015, AL Composites entered into a facility purchase contract with Zettachem International Limited for a total consideration of AED12.5 million (equivalent to US$3.4 million). As of September 30, 2015, the Company has a remaining commitment of US$0.3 million. On April 28, 2015, AL Composites entered into a warehouse construction contract with Falcon Red Eye Contracting Co. L.L.C. for a total consideration of AED6.7 million (equivalent to US$1.8 million). As of September 30, 2015, the Company has a remaining commitment of US$1.7 million.

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

On April 3, 2015, the Company moved to dismiss the consolidated actions in their entirety.  The Court held a hearing on the Company's motion to dismiss on October 22, 2015, but has not yet issued a ruling.  Management continues to believe that the lawsuits are without merit and intends to vigorously defend against them.

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

A hypothetical 1.0% increase in the annual interest rate for all of our credit facilities under which we had outstanding borrowings as of September 30, 2015 would decrease income before income taxes by approximately US$4.0 million for the nine months ended September 30, 2015. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

All of our revenues from China are collected in RMB and our overseas revenues are collected in U.S. dollars, and substantially all of our expenses are paid in RMB.  We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the US$1.00 until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to September 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since September 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until September 30, 2010 when the People's Bank of China allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. On September 30, 2015, the RMB traded at 6.3687 RMB to 1.00 U.S. dollar.

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

Notwithstanding management's assessment that our internal control over financial reporting was ineffective as of December 31, 2014 due to one material weakness as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, we believe that our unaudited condensed consolidated financial statements included in this Quarterly Report present fairly our financial position, results of operations and cash flows for the nine  months ended September 30, 2015 in all material respects.

(b) Changes in internal controls.

During the nine-months ended September 30, 2015, our efforts to improve our internal controls over financial reporting include (1) external training of U.S. GAAP and SEC reporting by qualified entities to our accounting staff, (2) recruiting qualified accounting staff in AL Composites with requisite expertise and knowledge to help improve our internal control procedures, (3) adopting internal policies and approval and supervision procedures governing financial reporting, (4) adopting procedures to evaluate and assess performance of directors, officers and employees of the Company, (5) internal meetings, discussions, trainings and seminars periodically to review and improve our internal control procedures. We plan to improve on the above-referenced weakness by the end of the fiscal year ending December 31, 2015.

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

On April 3, 2015, the Company moved to dismiss the consolidated actions in their entirety. The Court held a hearing on the Company's motion to dismiss on October 22, 2015, but has not yet issued a ruling. Management continues to believe that the lawsuits are without merit and intends to vigorously defend against them.

Item 1A. Risk Factors

The prospect of the Company's Dubai facility, and the associated expansion into Middle East, Europe and other parts of Asia may affect the financial performance of the Company. Since 2014, the Company developed its presence in the Republic of Korea (the "ROK") by selling to our ROK customer primarily long carbon chain PA plastic alloy and high-performance modified PA66 products, which embarked our entry into the international market after approximately one year of product development and marketing effort. Although the average number of collection days in 2014 from our ROK customer was longer than that from customers in China, it was largely within our standard collection term and industry norm (90 days) in 2014. However, we have experienced delayed payments from our ROK customer this year. To better manage its financial risk, the Company implemented a ceasing supply to the customer for 60 days in accordance with its risk management policy. We purchased raw materials in the amount of US$69.4 million on behalf of our ROK customer during the three-month period ended September 30, 2015, but did not receive the payment as of September 30, 2015. Separately, the amount of accounts receivable due from our ROK customer is approximately US$50.2 million. In the event the payment for raw materials and/or the outstanding accounts receivable become uncollectable despite management's efforts, the Company will suffer financial losses and as a result, its plan to develop overseas market may be delayed.

During the three months ended September 30, 2015, there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 other than identified above. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

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

China XD Plastics Company Limited

Date: November 9, 2015	By:	/s/ Jie Han
Name: Jie Han
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2015	By:	/s/ Taylor Zhang
Name: Taylor Zhang
Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Document Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.