Form 10-K
period 2015-12-31
China XD Plastics Co Ltd
filed 2016-03-15
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015 was approximately $102,796,027

As of March 10, 2016, there were 49,406,191 shares of common stock, par value US$0.0001 per share, outstanding.

Documents incorporated by reference: None.

CHINA XD PLASTICS COMPANY LIMITED
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

PART I

ITEM 1.   BUSINESS.

Our Business

China XD Plastics Company Limited ("China XD", "we", and the "Company", and "us" or "our" shall be interpreted accordingly) is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China and to a lesser extent, in Dubai, United Arab Emirates ("UAE").  Through our wholly-owned subsidiaries Heilongjiang Xinda Enterprise Group Company Limited ("HLJ Xinda Group") and AL Composites Materials FZE ("Dubai Composites"), we manufacture and sell polymer composite materials (a broader category including modified plastics), primarily for automotive applications. We develop our products using our proprietary technology through our wholly-owned research laboratory, Heilongjiang Xinda Enterprise Group Macromolecule Material Research Center Company Limited ("HLJ Xinda Group Material Research"). HLJ Xinda Group Material Research is a professional macromolecular material research and development institution and has 361 certifications from manufacturers in the automobile industry as of December 31, 2015. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang Province.  Our research and development (the "R&D") team consists of 362 professionals and 11 consultants, including one consultant who is a member of the Chinese Academy of Engineering. As a result of the combination of our academic and technological expertise, we have a portfolio of 278 patents, 10 of which we have obtained the patent registration in China and the applications for the remaining 268 of which are pending in China as of December 31, 2015.

Modified plastics are produced by changing the physical and/or chemical characteristics of ordinary resin materials. In order for plastics to be used to produce automobile parts and components, they must satisfy certain physical criteria in terms of mechanical functionality, stability under light and heat, durability, flame resistance, and environmental friendliness. Our unique proprietary formulas and processing techniques enable us to produce low-cost high-quality modified plastic materials, which have been certified by many of the major domestic and international automobile manufacturers in China. In addition, we also provide specially engineered plastics and environment-friendly plastics for use in oil-field equipment, mining equipment, vessel-propulsion systems and power station equipment.

China XD's primary end-market is the Chinese automotive industry that has been rapidly growing for the past few years where our modified plastics are used by our customers to fabricate the following auto components: exteriors (automobile bumpers, rearview and sideview mirrors, license plate parts), interiors (door panels, dashboard, steering wheel, glove compartment and safety belt components), and functional components (air conditioner casing, heating and ventilation casing, engine covers, and air ducts). Our specialized plastics are utilized in more than 28 automobile brands manufactured in China, including leading brands such as AUDI, Mercedes Benz, BMW, Toyota, Buick, Chevrolet, Mazda, and VW Passat, Golf, and Jetta. As of December 31, 2015, 361 of HLJ Xinda Group's automotive-specific modified plastic products have been certified by one or more of the automobile manufacturers in China and are in commercial production. As of December 31, 2015, 144 of our products were in the process of product certification by automobile manufacturers. In addition, since the second quarter of 2014, the Company has developed and maintained its presence in the Republic of Korea (the "ROK") by selling to a ROK customer primarily higher-end PA66 and plastic alloy, which embarked our entry into the international market.

We operate three manufacturing bases in Harbin, Heilongjiang in the People's Republic of China (the "PRC"). In addition, we completed and started the trial production in the plant in Dubai, UAE with additional 2,500 metric tons ("Phase 1") targeting high-end products for the overseas markets.  As of December 31, 2015, in domestic market, we had approximately 390,000 metric tons of production capacity across 84 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwanese conveyer systems. Prior to December 2012, we had approximately 255,000 metric tons of annual production capacity across 58 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems. In December 2012, we further expanded our third production base in Harbin with additional 135,000 metric tons of annual production capacity, bringing total installed production capacity in our three production bases to 390,000 metric tons with additional 30 new production lines. In December 2013, we broke ground on the construction of our fourth production base in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total domestic installed production capacity to 690,000 metric tons with additional 70 new production lines at the completion of the construction of our fourth production base. Sichuan Xinda Enterprise Group Co., Ltd. ("Sichuan Xinda") has supplied to its customers since 2013, backed by production capacity in our Harbin production base. To streamline the management in Sichuan, the Company completed a restructuring in July 2015 by merging its subsidiary in Nanchong City, the entire registered capital (US$99.99 million) of which was owned by Xinda (Heilongjiang) Investment Co., Ltd, into Sichuan Xinda.  The Company expects Sichuan facility to be completed around the middle of 2016. In order to meet the increasing demand from our customer in the ROK and to develop potential overseas markets, on January 25, 2015, AL Composites Materials FZE obtained a leased property of approximately 10,000 square meters from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE with constructed building comprising a warehouse, office and service block with lease term granted 15 years. The Company is planning to complete installing 75 production lines with additional 14,000 metric tons ("Phase 2") of annual production capacity in that property at the beginning of 2017, bringing total production capacity in Dubai to 16,500 metric tons.

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

HLJ Xinda Group, a wholly-owned subsidiary of Xinda HK Company Limited and the proposed direct parent company of all of our PRC-based operating subsidiaries after the group restructuring was established in December 2011. Harbin Xinda Plastics Material Research Center Company Limited ("Xinda Material Research Center") was established in December 2011 to focus on research and development of products close to commercialization phase.

Xinda Group Material Research was established in December 2012.

During the year ended December 31, 2013, following the overall reorganization plan, the Company completed the deregistration of Haikou New Materials, Haikou Technical Center and Haikou Software and merged Xinda Testing and Xinda Material Research Center into HLJ Xinda Group Material Research in 2013, whose major functions included technical support for our production bases, research and development of modified plastic products for applications in areas such as automotive, high-speed rail, aircraft and others, customer post-sales support, and collaboration with industry leading universities and institutions.

On March 19, 2013, Xinda Group established Sichuan Xinda, which subsequently established Sichuan Xinda Enterprise Group Meiyuan Training Center Co., Ltd. ("Sichuan Meiyuan"), Sichuan Xinda Enterprise Group Software Development Co., Ltd. ("Sichuan Software"), and Sichuan Xinda Enterprise Group Sales Co., Ltd ("Sichuan Sales") in April 2013, in order to expand our business in Southwest China.

On April 23, 2013, Xinda Holding (HK) Co, Ltd. ("Xinda Holding (HK)"), formerly known as Hong Kong Engineering Plastics Co., Ltd., set up Xinda (HK) International Trading Company Ltd ("Xinda (HK) Int'l Trading") for import and export business through Hong Kong.

On January 8, 2014, Xinda Holding (HK) set up Dubai Composites for international expansion business.

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

On November 12, 2014, Heilongjiang Investment set up Heilongjiang Xinda Meiyuan Tennis Club Co., Ltd. ("Meiyuan Tennis Club") in order to replace the Meiyuan Training.

In July 2015, Nanchong Composite Materials merged into Sichuan Xinda as part of the efforts to streamline the Company’s management in Sichuan.

On October 16, 2015, Xinda Holding (HK) set up Xinda CI (Beijing) Investment Holding Co., Ltd. ("Beijing Investment") in order to manage domestic companies in mainland China.

Corporate Structure

The corporate structure of the Company as of December 31, 2015 was as follows:

Our Industry

According to a research report prepared exclusively for the Company and issued by Frost & Sullivan in 2015, China is estimated to have consumed approximately 20.9 million Metric Tons ("MT") of modified plastic products in 2015, representing an increase of 11.9% compared to 2014. With China being the world's leading manufacturing center and with rising domestic individual consumption, we believe that demand for modified plastics from China will continue to increase in the foreseeable future. As shown in Figure 1, the market demand for modified plastics will reach 30.3 million MT in 2019, representing compound annual growth rates ("CAGR") of 9.8% and 9.7% by sales volume and revenues from 2015 to 2019. Currently, demand for our products is primarily driven by the Chinese automotive industry. In order for plastics to be used in automobile parts and components, they must satisfy specific physical criteria in terms of mechanical functionality, stability under light and heat, durability, flame resistance, and environmental friendliness. Modified plastics are usually found in interior materials, door panels, dashboards, mud flaps, chassis, bumpers, oil tanks, gas valves, grilles, unit heater shells, air conditioner shells, heat dissipating grids, wheel covers, and other components.

Figure 1: Analysis of Chinese Modified Plastics Market: Sales Volume and Revenue (China), 2009-2019E

Total Production Capacity by By Manufacturer Type (China), 2010, 2014, 2019E

1,702.0
4,204.0
6,991.8
100%
64.6%
68.5%
78.5%
35.4%
31.5%
21.5%
Total Production Capacity
(Thousand MT)
Local
Non-local
2010
2014
2019E

According to Frost & Sullivan's report, the Chinese automotive modified plastics market has experienced rapid deelopment from 2010 to 2013 with nearly a three-fold growth in terms of revenue and sales volume during this period. Due to the drop of crude oil price since the latter half of 2014, market price of modified plastics has experienced an obvious decrease, which undulates sales revenue of the market in 2015. However the overall revenue of Chinese modified plastics has kept stable increase as the fast growing sales volume in different downstream application fields. The market demand is projected to reach 20.9 million MT in 2015. As illustrated in Figure 2, the Chinese automotive modified plastics market is expected to sustain rapid increase in terms of sales volume and revenues with CAGR of 13.8% and 12.5% from 2015 to 2019, respectively. Approximately 31.5% of the automotive modified plastic consumed in 2014 was imported from outside of the PRC or manufactured by multinational and joint venture companies. We believe that the demand for automotive modified plastic in China will grow continuously due to the fast growing Chinese automotive market, the increasing use per unit of plastic content in automobiles and favorable government incentives and regulations. Moreover, domestic producers will likely gain larger market share from imports as they are able to manufacture products with comparable quality at highly competitive prices and close proximity to their customers. We believe that the following are the key drivers for the automotive modified plastic industry in China.

Figure 2: Analysis of Chinese Automotive Modified Plastics Market: Sales Volume and Revenue (China), 2009-2019E
Source: Frost & Sullivan

Analysis of Chinese Automotive Modified Plastics Market

Total Market Growth

Sales Volume (Thousand MT)
CAGR:13.8%
7,000
6,000
5,000
4,000
3,000
2,000
1,000
0
1,310.1
1,908.7
2,035.9
2,334.1
2,917.2
3,321.7
3,700.0
4,258.6
4,815.4
5,456.0
6,204.4
2009 2010 2011 2012 2013 2014 2015E 2016E 2017E 2018E 2019E
Revenue (RMB million)
CAGR:12.5%
120,000
100,000
80,000
60,000
40,000
20,000
0
18,335.8
34,328.6
39,928.7
48,409.6
62,057.1
69,701.6
70,416.8
78,500.9
87,927.6
100,795.1
112,905.0
2009 2010 2011 2012 2013 2014 2015E 2016E 2017E 2018E 2019E

Source: Frost & Sullivan

According to the statistics by the China Association of Automobile Manufacturers ("CAAM") in 2015 China's production volume of automobiles increased from 13.8 million units in 2009 to 24.5 million units in 2015. The market is expected to slow down after several years' rapid growth, though a comparatively high CAGR of 13.8% from 2014 to 2019, reaching 62.0 million units in 2019. China has exceeded the United States to become the world's largest auto market as measured by the number of automobiles sold. We believe the growth momentum in China's auto sales will remain strong over the next four years. The automotive industry in China is still in its infancy with passenger car ownership of 106 vehicles per 1,000 inhabitants in 2014, which is significantly below Europe's average of 793 and United States' average of 503 according to National Bureau of Statistics, US Department of Energy, Eurosta, Frost & Sullivan.

Figure 3: Overview of Chinese Macro Economy:

Vehicle Per 1,000 People Comparison (Units per 1,000 People), 2009-2019E

Source: National Bureau of Statistics, US Department of Energy, Eurosta, Frost and Sullivan

•	According to the National Bureau of Statistics, the total number of Chinese automobile parts has experienced a rapid growth because of the economic development and the incentive policies issued by the government. The number kept a booming trend all the way from 62,880.0 thousand units in 2009 to 144,750.0 thousand units in 2014, and is forecasted to hit a record of 244,264.0 thousand units by 2019, with a CAGR of 10.7% between 2015 and 2019 as shown in Figure 4.

Figure 4: Overview of Chinese Macro Economy: Growth of Automotive Parts, 2009-2018E

Source: National Bureau of Statistics, Frost and Sullivan

•	Rising personal income in China is one of the key drivers for the rapid growth of the Chinese automobile industry. As shown in Figure 5, China has shown strong economic growth with its with its GDP increasing from approximately RMB 34,562.9 billion in 2009 to RMB 69,238.0 billion in 2015, and is expected to sustain the steady growth from 2015 to 2019. Per Capita Consumption Expenditure of Urban Household also shows an optimistic picture with a total nominal increase of 62.8% between 2009 and 2014, and is forecasted to reach RMB 28,243.9 by the end of 2019. Moreover, cars have become more affordable in China as local or joint venture automobile manufacturers continuously expand their production to achieve economies of scale to lower production cost and source cheaper auto parts locally. Growing income and decreasing vehicle prices will continue to make car ownership more affordable for China's rising middle class.

Figure 5: Overview of Chinese Macro Economy: Growth of Nominal GDP and Per Capita Consumption Expenditure of Urban Household (China), [2009-2019E].

Source: National Bureau of Statistics, International Monetory Fund and Sullivan

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

Figure 6: Comparison of Weight of Modified Plastics per Vehicle in China, North America, and Europe, 2008, 2012, 2017E

Comparison of Weight of Modified Plastics per Vehicle (China, US and EU), 2008, 2012, 2017E

300
250
200
150
100
50
0
+46.5%
+40.2%
82.7
157.4
174.9
121.1
175.8
218.6
169.8
202.2
257.7
2008
2012
2017E
China
US
EU

Source: Frost & Sullivan, American Chemistry Council's Plastics Industry Producers' Statistics Group

 Increasing Substitution of Imports

Though China's automotive plastic market has been dominated by foreign or joint venture ("JV") companies, Chinese suppliers are continually gaining market share. It is estimated that automotive plastics imported and manufactured by multinational and JV companies accounted for 31.5% of the total China automotive plastic supply in 2014, decreasing from 35.4% in 2010 according to a report by Frost & Sullivan. Compared to foreign competitors including JV companies, local manufacturers can largely benefit from the lower cost and geographical convenience in China and their product sales can be customized with time-efficient after sales services and technical supports. As the local production capacity of both domestic and foreign companies has been expanding, share of imports and multiple national companies is expected to decrease to 21.5% by the end of 2019, while the share of domestic manufacturers is forecast to rise to 78.5% in 2019 as they expand at a greater rate than MNC and JV in China.

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

Since 2000, modified plastics, including engineering plastics, have been categorized as a prioritized industrialization area by a series of government guidelines or development plans. Some of these policies include:

•	It is expected that the 13th Five-Year Plan to be launched in 2016 is likely to include favorable policies toward advanced technologies in developing new materials, aviation and space.

●	It was stated in the "Outline of China's Twelfth Five-year Plan (2011)" that new functional materials, advanced structural materials, common base materials, fiber of high performance and its compounded material are key development directions of new material industry.

●	It was stated in the "Catalogue for Guidance on Adjustment of Industrial Structure (2011)" promulgated by the National Development and Reform Commission on March 27, 2011, that the country is currently promoting the development of production equipment of polycarbonate by the use of non-phosgene method, with annual output of 60000t/year and above, production of engineering plastic including liquid crystalline polymer (LCP) and development and application of bleeding modification and alloying; development and production of water – absorbed resin, conductible resin and biodegradable polymers; development and production of new polyamide including nylon 11, nylon 1414 and nylon 46, nylon with long carbon chain and heat resistant nylon.

●	It was stated in the "Guidance on Key Areas of Industrialization of High Technology with Current Priority in Development (2011)" jointly promulgated by the National Development and Reform Commission, the Ministry of Science and Technology, the Ministry of Commerce and the State Intellectual Property Office on June 23, 2011 that modified technologies applied to general plastics, including new engineering plastics and plastic alloy, new special engineering plastics, fire resistant modified plastics, and modified technology of general plastics, are currently prioritized areas to develop and industrialize in China's macromolecule materials sector.

●	A series of modified plastics technologies have been listed in the "National Support for Key High-tech Fields" as stated in the Circular on the Issuance of the Administrative Measure for the Recognition of High-tech Enterprise jointly promulgated by the Ministry of Science and Technology, Ministry of Finance, the State Administration of Taxation in April 2008. These technologies include special engineering plastics, macromolecular compound or new synthetic modified, etc.

●	Determining the detailed standards for average fuel consumption for passenger car manufacturers: 1) In 2015 average fuel consumption for passenger car reach 0.069L per kilometer; 2) In 2020 average fuel consumption for passenger car reach 0.05L per kilometer. It will accelerate the automobile lightweight progress.

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

Our products are organized into eleven product groups, based on their physical characteristics, as set forth below:

Product Group	Number of Products Certified	Characteristics	Automotive or Other Application
Modified Polyamide 66 (PA66)	34	Abrasive resistance, self-lubrication, high strength, high temperature resistance, and flame resistance	Roof handles, door knobs, transmission connection plates, fan shrouds, glovebox assembles, engine hoods, stents baffle blocks, trajectory, fasteners, etc.

Modified Polyamide 6 (PA6)	32	High temperature resistance, weather resistance, high strength	Inner door knobs, door knobs, hand shanks, transmission connection plates, visor bases, etc.

Plastic Alloy	110	High impact resistance, high temperature resistance, flame resistance, platable	Instrument panels, instrument frames, shields, automotive center stacks, speaker covers, grids, fog light shells, battery bases, seat armrests, luggage holders, etc.

Modified Polypropylene (PP)	160	Non-toxic, odorless, low density, insulated, and low moisture uptake	Instrument panels, inner panels, columns, bumpers, air conditioner shells, door knobs, mudguards, etc.

Modified Acrylonitrile butadiene styrene (ABS)	22	High rigidity, low density, rigidity toughness balance, slow burn, and corrosion resistance	Heat dissipating grids, steering wheel shells, cup holders, seal banks, instrument panels, inner door knobs, wheel covers, etc.

Polyoxymethylenes (POM)	1	High strength, low moisture uptake, size stability, high glass, high temperature resistance, fatigue resistance	Heater fans, signal lamps switches, gas reseior covers, door knobs, hand shanks, fuel pumps, dynamic valves, accelerator pedals, rampetior elements, etc.

Polyphenylene Oxide (PPO)	1	High rigidity, flame retardant, abrasive resistance, pollution resistance, high temperature resistance
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

Modified Polylactic Acid (PLA)	-	Reproducible, good biological compatibility and totally degraded	Glove box handle, seat cover, rearview mirror shell, etc.

Modified Polyimide (PI)	-	Flame resistance, high strength, high temperature resistance, corrosion resistance	Compressor blade, piston ring, sealing washer, bushing, gear, brake block, etc.

PEEK*	N/A	Excellent mechanical and chemical resistance and temperature tolerance	Used in communications and transport electronics and electrical appliances, machinery, medical and analytical equipment

Total	361

*PEEK is primarily used in applications that are unrelated to automotive applications, which does not require certifications and is in the product development stage.

Raw Materials

The principal raw materials used for the production of our modified plastic products are plastic resins such as polypropylene, ABS and nylon. Polypropylene is a chemical compound manufactured from petroleum.  ABS is a common thermoplastic used to make light, rigid, molded products such as automotive body parts and wheel covers.  Nylon is a thermoplastic silky material. Approximately 54.4% of our total raw materials purchased by volume are sourced from overseas petrochemical enterprises and 45.6% from domestic petrochemical enterprises during the year ended December 31, 2015.

The Company has one-year renewable contracts with its major suppliers, which are distributors of petrochemical enterprises. Because the raw materials used in our products are primarily petroleum products, the rise or fall in oil prices directly affects the cost of the raw materials. We attempt to mitigate the increase or decrease in our raw materials prices by appropriately raising or lowering the price for our products to pass the cost or savings to our customers as part of our pricing policy.

Because raw materials constitute a substantial part of the cost of our products, we seek to reduce costs by dealing with major suppliers. During the year ended December 31, 2015, the Company purchased approximately 80% of the Company's raw materials from seven major suppliers. By dealing in large quantities with these major suppliers, we obtain reduced prices for raw materials, therefore reducing the cost of our products. If we were unable to purchase from these suppliers, we believe we would still have adequate sources of raw materials from other petrochemical distributors without material impact on the cost of our products.

Research and Development

HLJ Xinda Group and Sichuan Xinda were organized to provide us with ongoing additions to our technology through advanced development methods, which represent the key to our competitive strength and success. Our goal is to utilize our state-of-the-art methods, equipment and our technical expertise to produce plastics of the highest quality that are cost-efficient for our customers. Toward this end, we have staffed Xinda Material Research Center and HLJ Xinda Group with 46 employees who have Ph.D. and/or Master's degrees, 284 employees who have Bachelor's degrees, and 25 employees with Associate Bachelor's degrees.  In addition, we have 11 consultants, including one consultant who is a member of the Chinese Academy of Engineering. On average, our employees have been working in our industry for more than three years, and our key R&D employees have on average more than 10 years of experience in our industry.

To supplement the efforts of our HLJ Xinda Group Material Research, we have cooperated with a number of the leading technology institutions in China. Besides providing specialized research and development skills, these relationships help us formulate cutting-edge research programs aimed at developing new technologies and applications in plastics engineering.

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

All our significant research and development activities are overseen by the members of our Scientific Advisory Board, which we have assembled from the leaders in China's chemical engineering industry.  Currently, the members of the Scientific Advisory Board are:

●	Shanyi Du: Member of Chinese Academy of Engineering, Professor of Harbin Institute of Technology
●	Xiabin Jing: Postdoctoral Advisor and Researcher of Changchun Institute of Applied Chemistry of the Chinese Academy of Sciences
●	Huixuan Zhang: President of Changchun University of Technology
●	Baohua Guo: Director of Tsinghua University Laboratory of Polymer
●	Kai Zheng: Secretary General of China Engineering Plastics Industry Association
●	Aimin Zhang: Professor of the State Key Laboratory of Polymer Materials Engineering Polymer Research Institute of Sichuan University
●	Chifei Wu: Professor of East China University of Science and Technology
●	Chao Bi: Associate Professor of School of Mechanical and Electrical Engineering of Beijing University of Chemical Technology
●	Tiejun Ge: Professor of Shenyang Chemical University
●	Yuezhen Bin: Professor of Dalian University of Technology
●	Su Cheng: Associate Professor of Harbin University of Science and Technology

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
We have been certified as a National Level Enterprise Technology Center, the only institution certified as such in the modified plastics industry in Heilongjiang. This certification makes us eligible for participation of issuing modified plastics industry standards, certain tax and tariff relief for scientific research and development, certain funding designated for National Enterprise Technology Center and municipal subsidies and Postdoctoral and Academy Member Workstation in Heilongjiang Province.

Our research and development expenses were US$21,061,345, US$29,434,680 and US$21,258,549 during the years ended December 31, 2015, 2014 and 2013, respectively.

Intellectual Property

Patents

As a result of our collection of academic and technological expertise, we have 10 approved patents and 268 pending patent applications in China, as set forth in the following table:

No	Patent Name	Application No	Date	Status
1	A sprayed directly material used in car bumper	200810051570.8	December 10, 2008	Approved

2	Supercritical fluid rapid diffusion synthesis of nano calcium carbonate enhanced microcrystalline polypropylene composites	200910073402.3	December 11, 2009	Approved

3	A method for automotive interior low odor, low VOC, high performance polypropylene composites	201010258937.0	August 20, 2010	Approved

4	A high heat-resistant PC/ASA alloy material and its preparation method	201010508149.2	October 15, 2010	Approved

5	A preparation method of polylactic acid used in auto dashboard	201110035716.1	February 11, 2011	Approved

6	A rapid detection method of the tensile property of modified PP used in auto specially by non-standard situation	201110094454.6	April 15, 2011	Approved

7	A high-powered aircraft tail composite material and its preparation process	201110196209.6	July 12, 2011	Approved

8	A preparation method of polypropylene resin foam particles with supercritical CO2 act	201110230302.4	August 12, 2011	Approved

9	A high toughness, low warpage and high-mobility PET/PBT/PC alloy reinforced by glass fiber and its preparation method	201110235189.9	August 17, 2011	Approved

10	A high impact and high heat-resistant flame retardant ABS composite material reinforce by glass fiber and its preparation process	201110268625.2	September 13, 2011	Approved

11	A high notched impact PA/ASA alloy material and its preparation method	201010230061.9	July 19, 2010	Pending

12	A method for automotive interior matte, anti-scratch modified polypropylene composites	201010230064.2	July 19, 2010	Pending

13	A high impact and high flow PC/ASA alloy material and its preparation method	201010258950.6	August 20, 2010	Pending

14	Nano-ZnO filled with modified PEEK film and its preparation method	201010258955.9	August 20, 2010	Pending

15	A lower mold shrinkage ratio method of calcium carbonate / polypropylene nanocomposites	201010230088.8	September 15, 2010	Pending

16	A preparation method of SiO2/CaCO3 nano-composite particles modified polypropylene	201010282042.0	September 15, 2010	Pending

17	An anti-aging, anti-yellowing, low odor polypropylene composite material and its preparation method	201010508177.4	October 15, 2010	Pending

18	A alloy material of high-impact, high-brightness ASA	201010543439.0	November 15, 2010	Pending

19	A high heat-resistant and high wear-resistant PEEX composite material and its preparation process	201110347338.0	January 10, 2011	Pending

20	A preparation process of high weathering color ASA resin	201110347336.1	February 11, 2011	Pending

21	A preparation method of the thermoplastic elastomers PP with high mobility and high resistance of deformation	201110035725.0	February 11, 2011	Pending

22	A preparation method of polymer composites with high toughness	201110035736.9	February 11, 2011	Pending

23	A special material of cooling grille with high heat resistance and high weather resistance	201110094466.9	April 15, 2011	Pending

24	A preparation process of ABS alloy with high impact performance and high heat resistance	201110122586.5	May 12, 2011	Pending

25	A preparation process of centralized control method used in plastic production line	201110122566.8	May 12, 2011	Pending

26	A preparation method of easily dispersed and easily processed polyprolene composite material	201110158511.2	June 14, 2011	Pending

27	A preparation method of high heat-resistant and high rigid PLA composite material reinforced by fully biodegrdable natural fiber	201110158512.7	June 14, 2011	Pending

28	A preparation process of the premixed screening system	201110158488.7	June 14, 2011	Pending

29	A rapid detection method of the impact property of modified plastics used in automobile specially	201110158528.8	June 14, 2011	Pending

30	A high impact PA6 composite material with core-shell toughening and its preparation method	201110196226.X	July 13, 2011	Pending

31	A preparation method of the plastic production line with high performance and high homogeneity	201110233488.9	August 16, 2011	Pending

32	A preparation method of polylactic acid used composite material modified by hydroxyapatite with supercritical water act	201110268687.3	September 13, 2011	Pending

33	A polypropylene composite material used in battery tank of new source of energy automobile and its preparation method	201110347320.0	November 7, 2011	Pending

34	A high toughness, low warpage and low mold temperature PET/PA6 alloy reinforced by glass fiber and preparation method	201110347339.5	November 7, 2011	Pending

35	A preparation method of glass fiber reinforced polyether ether ketone with high strength and high heat resistance	201110399890.4	December 5, 2011	Pending

36	A high toughness of polycarbonate blends material and its preparation method	201110319832.6	December 20, 2011	Pending

37	A high-strength carbon fiber reinforced polyether ether ketone composite material and its preparation method	201210114931.5	April 20, 2012	Pending

38	A high-impact, green flame retardant PC/ABS alloy material and its preparation process	201210122281.9	April 25, 2012	Pending

39	A preparation method for heat-resistant and easy processing of natural fiber reinforced polylactic acid composites	201210147444.9	May 14, 2012	Pending

40	High performance halogen-free flame-retardant PC/ABS composite material and its preparation method	201210201826.5	June 19, 2012	Pending

41	A high temperature conductive PPO/PA6 alloy material and its preparation method	201210241856.9	July 13, 2012	Pending

42	High-performance, green flame retardant reinforced PA66 composites technology	201210260160.0	July 26, 2012	Pending

43	A preparation method of high encapsulation efficiency and stable release polylactic lysozyme drug microsphere	201210295154.9	August 20, 2012	Pending

44	An antistatic LSOH flame retardant PC/ABS alloy material and its preparation method	201210296750.9	August 20, 2012	Pending

45	A Supercritical carbon dioxide reactor pressure method for preparing polypropylene foamed material	201210298694.2	August 22, 2012	Pending

46	A free primer and sprayed directly on the bumper composites	201210306240.5	August 27, 2012	Pending

47	An antimicrobial, dust suppression, halogen-free flame retardant ABS and its preparation process	201210305824.0	August 27, 2012	Pending

48	A preparation methods of ultra-hydrophobic microporous polymer film	201210358122.9	September 25, 2012	Pending

49	An extrusion grade sisal fiber reinforced polypropylene composite material and its preparation process	201210357867.3	September 25, 2012	Pending

50	A flame-retardant glass fiber reinforced PA66 and its preparation method	201210370558.X	September 25, 2012	Pending

51	A long glass fiber reinforced polypropylene material and its preparation method	201210362626.8	September 26, 2012	Pending

52	A modified Kevlar fiber reinforced PA66 material and its preparation method	201210369747.5	September 29, 2012	Pending

53	The chest protected belts	201220526299.0	October 15, 2012	Pending

54	A non-asbestos and non-metal materials brake pads composite material and its preparation method	201210395921.3	October 18, 2012	Pending

55	A high toughness wear-resistant fiberglass /PA6 composites for rail transit fasteners	201210396122.8	October 18, 2012	Pending

56	A glass fiber reinforced poly (ethylene terephthalate)/polycarbonate alloy	201210403197.4	October 22, 2012	Pending

57	A wear-resistant, anti-static, flame retardant ultra-high molecular weight polyethylene composite material	201210402814.9	October 22, 2012	Pending

58	A high impact, high heat-resistant PC/PBT alloy material and its preparation process	201210403095.2	October 22, 2012	Pending

59	A continuous aramid fiber reinforced POM materials and preparation methods	201210411967.X	October 25, 2012	Pending

60	Graphene/polymer conductive composites	201210411231.2	October 25, 2012	Pending

61	A production method of antimicrobial, hydrophilic polypropylene particle	201210411680.7	October 25, 2012	Pending

62	A glass fiber, SiO2 enhanced toughening polyphenylene sulfide material and its preparation method	201210439116.6	November 7, 2012	Pending

63	An alcohol solution PA66 material special for intake manifold and its preparation method	201210442251.6	November 8, 2012	Pending

64	An environmentally friendly self- aromatic polypropylene material and its preparation process	201210457403.X	November 15, 2012	Pending

65	A mechanical strength polypropylene power lithium battery separator and its preparation method	201210472283.0	November 21, 2012	Pending

66	A multilayer hot pressing method for preparing hydroxyapatite / polylactide composite	201210474211.X	November 21, 2012	Pending

67	Preparation of a glass fiber reinforced nylon 66/nylon 6 Composites	201310185041.8	May 20, 2013	Pending

68	An environmentally friendly foam polypropylene material and preparation method	201310185228.8	May 20, 2013	Pending

69	An ramie fiber reinforced polypropylene composite material and its preparation process	201310185514.4	May 20, 2013	Pending

70	A high mobility of polyvinyl alcohol/lignin WPC	201310203047.3	May 28, 2013	Pending

71	A preparation method of reinforced, flame-retardant ABS material	201310367420.9	August 22, 2013	Pending

72	A applied to electrostatic spraying PPO/PA6 alloy material and its preparation method	201310367459.0	August 22, 2013	Pending

73	One kind of aramid pulp-reinforced PA66 composite material and preparation method	201310367404.X	August 22, 2013	Pending

74	Preparation of a high-performance fiber-reinforced polyphenylene sulfide composites	201310372289.5	August 24, 2013	Pending

75	One kind of anti-alcohol solution, low warpage reinforced nylon66 composite material and preparation method	201310372282.3	August 24, 2013	Pending

76	A high-gloss, free paint, scratch-resistant alloy material and preparation method	201310372789.9	August 26, 2013	Pending

77	A method for preparing an enhanced flame retardant rigid polyurethane composites	201310467797.1	October 10, 2013	Pending

78	A MARINE with wear-resistant ultra high molecular weight polyethylene composites	201310468060.1	October 10, 2013	Pending

79	Preparation method of impact-resistant strain of modified polylactic acid material	201310468059.9	October 10, 2013	Pending

80	A method for preparing low temperature resistance, scratch-resistant zipper jacket compound for cars	201310468076.2	October 10, 2013	Pending

81	A free spray paint bumper with modified material and preparation method	201310468057.X	October 10, 2013	Pending

82	An environmentally friendly fire-retardant, high-performance EVA composite material and preparation method	201310467812.2	October 10, 2013	Pending

83	A direct line of long glass fiber reinforced thermoplastic composite material and its preparation method	201010471859.6	October 12, 2013	Pending

84	A toughening wear-resistant alloy material and preparation method	201310556261.7	November 12, 2013	Pending

85	A high resistance temperature reinforced polyamide 6 material and preparation method	201310556569.1	November 12, 2013	Pending

86	Preparation of an aircraft engine surrounding high temperature polyimide composites	201310555389.1	November 12, 2013	Pending

87	Preparation of a high strength of continuous glass fiber reinforced nylon 6 material	201310555451.7	November 12, 2013	Pending

88	A highly weather-resistant polypropylene self-luminous material and preparation method	201310555483.7	November 12, 2013	Pending

89	A polypropylene foam material and preparation method	201310559024.6	November 13, 2013	Pending

90	One kind of aramid fiber / polyimide composite material and preparation method	201310559294.7	November 13, 2013	Pending

91	An alloy NiMoB modified talc enhanced Bumper material and its preparation method	201310559588.X	November 13, 2013	Pending

92	Method for preparing porous polymer composite superhydrophobic films	201310559589.4	November 13, 2013	Pending

93	A silicone toughening polyphenylene sulfide material and its preparation method	201310560625.9	November 13, 2013	Pending

94	A high toughness, wear-resistant rail fasteners with glass/nylon 6 Composites	201310646768.1	December 6, 2013	Pending

95	A high-gloss, avoid spraying PTT/PMMA rearview mirror Compound and its production process	201310652729.2	December 6, 2013	Pending

96	A keyboard and mouse with anti-bacterial perspiration modified plastics and its preparation method	201310676101.6	December 13, 2013	Pending

97	A high-strength lightweight hollow glass microspheres toughening PP material and preparation method	201310721731.0	December 25, 2013	Pending

98	a method for producing a heatproof polyimide composite used for aircraft engine periphery	201410144739.X	April 12, 2014	Pending

99	Preparation method of a special fiber reinforced skis	201410144740.2	April 12, 2014	Pending

100	A 2D carbon fiber heating cloth	201410144738.5	April 12, 2014	Pending

101	A kind of thermoplastic carbon fiber prepreg and its preparation method.	201410145300.9	April 14, 2014	Pending

102	The preparation method of a kind of special fiber cable oil and gas exploration	201410146070.8	April 14, 2014	Pending

103	a method for preparing super toughened polylactic acid base composite material	201410145345.6	April 14, 2014	Pending

104	Preparation method of a glass fiber reinforced polylactic acid base composite material	201410145388.4	April 14, 2014	Pending

105	Oil and gas exploration prepared by weaving method of special fiber cable	201410205870.2	May 16, 2014	Pending

106	A high toughness flame retardant PLA/PC alloy	201410206092.9	May 16, 2014	Pending

107	Preparation method of PBO fiber reinforced skis	201410205670.7	May 16, 2014	Pending

108	A thermosetting carbon fiber prepreg and its preparation method	201410205668.X	May 16, 2014	Pending

109	A method for producing a heatproof polyimide composite	201410205669.4	May 16, 2014	Pending

110	High thermal conductivity high heat resistance carbon fiber heating cloth	201410262691.2	June 13, 2014	Pending

111	An advantage of specially coupling treated carbon fibers reinforced PEEK	201410262651.8	June 13, 2014	Pending

112	A high dimensional stability、excellent abrasion resistance PEEK valve composite	201410262638.2	June 13, 2014	Pending

113	The preparation method of a high-strength PEEK composites	201410262746.X	June 13, 2014	Pending

114	Preparation of low temperature resistance special fiber reinforced skis	201410262850.9	June 14, 2014	Pending

115	The prepatation method of a kind of long glass fiber reinforced polypropylene	201410264159.4	June 16, 2014	Pending

116	A Method for preparing high performance PEEK/long glass fiber composites	201410263606.4	June 16, 2014	Pending

117	A kind of high thermal conductive composite fiber cloth	201410326610.0	July 10, 2014	Pending

118	Preparation of one kind of ultra light and thin fiber reinforced skids	201410326799.3	July 10, 2014	Pending

119	A preparation method of jute fiber reinforced polypropylene	201410326831.8	July 10, 2014	Pending

120	A method for producing a polyimide composite	201410326840.7	July 10, 2014	Pending

121	Preparation of Carbon Fiber Reinforced PI Composite Material	201410326641.6	July 10, 2014	Pending

122	Preparation of a high tensile strength of PEEK composites	201410326616.8	July 10, 2014	Pending

123	The preparation method of glass fiber reinforced polypropylene	201410365812.6	July 29, 2014	Pending

124	The preparation method of large tow carbon fiber cable	201410363355.7	July 29, 2014	Pending

125	A toughening polylactic and acid and its preparation method	201410362495.2	July 29, 2014	Pending

126	A high transparent heat-proof polylactic acid based composite material of the preparation method	201410413616.1	August 21, 2014	Pending

127	A preparation method of PEAK modified epoxy resin system/carbon fiber cable	201410413361.9	August 21, 2014	Pending

128	The preparation of a high-strength ,high-temperature polyimide composites	201410413832.6	August 21, 2014	Pending

129	A high-heat-resistant, excellent in abrasion resistance sheet composite PEEK valve	201410413379.9	August 21, 2014	Pending

130	Toughened prepreg of carbon fiber and its preparation method	201410418312.4	August 25, 2014	Pending

131	A preparation method of poly(lactic acid)/starch composite foams	201410489544.9	September 22, 2014	Pending

132	Preparation of PI composite material by coupling agent treated glass fiber	201410481809.0	September 22, 2014	Pending

133	New type of composite carbon fiber heating cloth	201410481306.3	September 24, 2014	Pending

134	A kind of 3D printing poly lactic acid/leather powder composite materials and its preparation method	201410690528.6	November 27, 2014	Pending

135	A kind of biodegradable polymer-docetaxel bonding medicine and its preparation method	201410690529.0	November 27, 2014	Pending

136	A preparation method of polyimide composite material	201410691532.4	November 27, 2014	Pending

137	A preparation method of high toughness biodegradable polylactic acid foam plastics	201410691587.5	November 27, 2014	Pending

138	A preparation of antibacterial polylactic acid fiber	201410691901.X	November 27, 2014	Pending

139	A kind of poly lactic acid preparation method of lactide ring-opening polymerization	201410697015.8	November 28, 2014	Pending

140	A modification of PLA material and its preparation method	201410697822.X	November 28, 2014	Pending

141	A method of preparing high strength PLA composites	201410697790.3	November 28, 2014	Pending

142	A kind of twin screw reactive extrusion method ring opening polymerization preparation of PLA	201410697838.0	November 28, 2014	Pending

143	A method of preparing high toughness PLA composites	201410697801.8	November 28, 2014	Pending

144	A kind of organic molecule catalytic method for preparation of poly lactic acid	201410703493.5	November 30, 2014	Pending

145	A surface treatment of carbon fiber reinforced thermoplastic polyimide composites	201410703815.6	November 30, 2014	Pending

146	A carbon fiber-reinforced thermoplastic polyimide composites	201410703816.0	November 30, 2014	Pending

147	A preparation method of the high toughness, high mobility PLA/PP Alloy	201410704664.6	December 4, 2014	Pending

148	A preparation method of the natural fiber/polylactic acid based composite materials	201410704612.9	December 4, 2014	Pending

149	A preparation method of the high toughness ABS/PLA-based alloys	201410704588.9	December 4, 2014	Pending

150	Nanoparticles/CF hybrid reinforced PEEK composite material and its preparation method	201410729719.9	December 5, 2014	Pending

151	Method for preparing thermoplastic polyimide composites	201410730324.0	December 5, 2014	Pending

152	Boron fiber reinforced polyimide	201410730235.6	December 5, 2014	Pending

153	A method of preparation of carbon fiber prepreg reinforced skis	201410729635.5	December 5, 2014	Pending

154	High mobility TLCP/PES/PEEK composite material and its preparation method	201410729614.3	December 5, 2014	Pending

155	An PEEK/BaSo4 composite material and its preparation method	201410730260.4	December 5, 2014	Pending

156	Foamed PP and graphite fiber composites preparation methods of enhancement of skis	201410729634.0	December 5, 2014	Pending

157	Method for increasing the compatibility of PPS/PEEK composite materials	201410730258.7	December 5, 2014	Pending

158	A compressor valve plate with a modified material and the method	201410733902.6	December 8, 2014	Pending

159	An automobile air conditioner drive gear with the modified materials and the method	201410733905.X	December 8, 2014	Pending

160	Method for preparing high toughness of polycarbonate/polylactic acid-based alloys	201410733882.2	December 8, 2014	Pending

161	A preparation method of high performance PEEK/carbon fiber composite material	201410747379.2	December 10, 2014	Pending

162	A preparation method of PEEK composite material	201410746978.2	December 10, 2014	Pending

163	A ternary no return toughening copolymer of polylactic acid composite material and its preparation method	201410747386.2	December 10, 2014	Pending

164	Sensor with high-performance fiber-reinforced PPS composites	201410747061.4	December 10, 2014	Pending

165	Glass fiber modified wearable Polyimide	201410747053.X	December 10, 2014	Pending

166	An advantage of specially prepared by coupling treatment sio2 reinforced PEEK	201410747062.9	December 10, 2014	Pending

167	A high-mobility PVA/wood flour composite biomass	201410747054.4	December 10, 2014	Pending

168	One kind of thermal evaporation method graphene Gec	201410746877.5	December 10, 2014	Pending

169	A highly heat-resistant polylactic acid/Wood Flour Composites	201410747097.2	December 10, 2014	Pending

170	Preparation of an enhanced flame retardant polyurethane composites	201410747055.9	December 10, 2014	Pending

171	A process for producing fiber reinforced PA6 dedicated 3D printing materials processing using a special method	201410747082.6	December 10, 2014	Pending

172	A preparation method of low warpage ABS special 3D printing materials	201410746979.7	December 10, 2014	Pending

173	A preparation method of impact-resistant strain of modified polylactic acid materials	201410747377.3	December 10, 2014	Pending

174	A preparation method of chemical vapor deposition method graphene films	201410747180.X	December 10, 2014	Pending

175	A process for producing acrylic polyurethane high-solids coatings	201410747079.4	December 10, 2014	Pending

176	The use of core-shell particles toughening PC and PBT resin	201410747406.6	December 10, 2014	Pending

177	A high strength, high modulus of PEEK composite material and preparation method	201410747376.9	December 10, 2014	Pending

178	A modified high-performance carbon fiber composite materials	201410747395.1	December 10, 2014	Pending

179	A kind of microfluidics device prepared by the technology of 3D-printing	201410747264.3	December 10, 2014	Pending

180	A high-retardant polyvinyl alcohol/Wood Flour Composites biomass	201410746938.8	December 10, 2014	Pending

181	A method of processing aids (ACR) improved PVC materials	201410746804.6	December 10, 2014	Pending

182	A preparation method of polylactic acid film	201410746939.2	December 10, 2014	Pending

183	A catalyst with double function activation properties of PLA and preparation method	201510949309.x	December 20, 2015	Pending

184	A preparation method of high strength and biodegradable PLA composite material	201510949307.0	December 20, 2015	Pending

185	A high-performance PLA and its preparation method	201510949312.1	December 20, 2015	Pending

186	A kind of biodegradable recycling PLA material and its preparation method	201510949306.6	December 20, 2015	Pending

187	A high flexibility and heat resistance of PLA modified material and its preparation method	201510949313.6	December 20, 2015	Pending

188	A kind of inorganic filler biodegradable 3D printing consumables and its preparation method	201510949636.5	December 20, 2015	Pending

189	A kind of biodegradable 3D printing toughening material and its preparation method	201510949638.4	December 20, 2015	Pending

190	A low-cost biodegradable 3D printing consumables and its preparation method	201510949637.x	December 20, 2015	Pending

191	A kind of biodegradable 3D printing reinforced material and its preparation method	201510949653.9	December 20, 2015	Pending

192	A biodegradable 3D printing alloy material and its preparation method	201510949651.x	December 20, 2015	Pending

193	A kind of suitable for 3D printing chest straps of polylactic acid materials and its preparation method	201510089885.1	February 28, 2015	Pending

194	A stereoscopic word based on 3D printing	201520229477.7	April 16, 2015	Pending

195	A kind of alloy material for 3D printing	201510179994.2	April 16, 2015	Pending

196	A method of preparation of water-soluble PLA support material for 3D printing	201510180141.0	April 17, 2015	Pending

197	A kind of high performance PEEK/chopped carbon fiber composite material and the preparation method	201510180750.6	April 17, 2015	Pending

198	The preparation method of a high toughness polylactic acid based composite material	201510180761.4	April 17, 2015	Pending

199	A nylon base composite material for medical strap by 3D printing and the preparation method	201510180170.7	April 17, 2015	Pending

200	A medical chest straps based on 3D printing technology and its preparation method	201510290769.6	June 1, 2015	Pending

201	A preparation method of 3D printing support material of PVA with amylum filled	201510342646.2	June 19, 2015	Pending

202	A preparation method of ASA composite materials for 3D printing	201510342647.7	June 19, 2015	Pending

203	A kind of PBT/carbon fiber composite material and its preparation method	201510343448.8	June 20, 2015	Pending

204	A kind of anionic catalytic method for preparation of PLA	201510343470.2	June 20, 2015	Pending

205	A kind of suitable for 3D printing flexible material and its preparation method	201510343479.3	June 20, 2015	Pending

206	A gear assembly line pen container	201510372972.8	July 1, 2015	Pending

207	A 3D printing PA-12 composite materials and preparation methods	201510425924.0	July 21, 2015	Pending

208	A kind of PC/ABS alloy for 3D printing	201510425922.1	July 21, 2015	Pending

209	A kind of chitosan fill the PVA support materials for 3D printing	201510425923.6	July 21, 2015	Pending

210	A preparation methods of PA-12 composite materials for 3D printing	201510425925.5	July 21, 2015	Pending

211	A preparation methods of ASA composite materials for 3D printing	201510426034.1	July 21, 2015	Pending

212	A PCL materials for 3D printing	201510426518.6	July 21, 2015	Pending

213	A PLA/carbon fiber composite materials for 3D printing	201510444970.5	July 21, 2015	Pending

214	A ABS/carbon fiber composite materials for 3D printing	201510444857.7	July 21, 2015	Pending

215	A low-cost PEEK composite materials	201510442250.5	July 21, 2015	Pending

216	A kind of flame retardant PEK-C composite materials	201510442249.2	July 21, 2015	Pending

217	The preparation method of PLA composites with higher strength	201510513220.9	August 20, 2015	Pending

128	High flexibility and heat resistance of modified PLA material and its preparation method	201510513331.X	August 20, 2015	Pending

219	The preparation method of high toughness PLA composites	201510513381.8	August 21, 2015	Pending

220	A low hardness material for 3D printing and its preparation method	201510513507.1	August 21, 2015	Pending

221	A kind of high toughness ABS/PLA base alloy and its preparation method	201510513987.1	August 21, 2015	Pending

222	A preparation methods of PLA/carbon fiber composite cable	201510513965.5	August 21, 2015	Pending

223	A kind of high toughness PC/PLA base alloy and its preparation method	201510513964.0	August 21, 2015	Pending

224	A PLA/PCL materials for 3D printing	201510513963.6	August 21, 2015	Pending

225	A preparation methods of biodegradable PP composite materials	201510516595.0	August 21, 2015	Pending

226	A kind of twin screw reactive extrusion method ring opening polymerization preparation of PLA	201510516697.2	August 21, 2015	Pending

227	A 3D printing with PLA wood plastic composite material and its preparation method	201510516892.5	August 22, 2015	Pending

228	A kind of biodegradable plastic material	201510516891.0	August 22, 2015	Pending

229	A water-soluble 3D printing support material and its preparation method	201510517574.0	August 22, 2015	Pending

230	A kind of modified carbon fiber reinforced PEK-C composite materials	201510518210.4	August 24, 2015	Pending

231	The preparation method of PLA by catalytic organic molecules	201510529386.x	August 26, 2015	Pending

232	A kind of alloy material for 3D printing	201510529324.9	August 26, 2015	Pending

233	The preparation method of PLA by glue lactide ring-opening polymerization	201510529229.9	August 26, 2015	Pending

234	A PLA/PCL based materials for 3D printing	201510596497.2	September 19, 2015	Pending

235	A kind of PC/PLA alloy for 3D printing	201510596496.8	September 19, 2015	Pending

236	A preparation methods of PA-12 composite materials for 3D printing	201510596494.9	September 19, 2015	Pending

237	A straw filling masterbatch for car and its preparation method	201510596493.4	September 19, 2015	Pending

238	A kind of flame retardant straw man-made composite panels and its preparation method	201510598097.5	September 21, 2015	Pending

239	A kind of injection molding with straw powder/PP composite wood plastic material	201510598151.6	September 21, 2015	Pending

240	A free aldehyde a two-component straw green adhesive and its preparation method	201510598096.0	September 21, 2015	Pending

241	A radiation-hardened PEK-C composite materials	201510598127.2	September 21, 2015	Pending

242	A highly transparent and heat resistant PLA based composite materials and preparation methods	201510605550.0	September 22, 2015	Pending

243	A long natural fiber/PLA based composite materials and preparation methods	201510605549.8	September 22, 2015	Pending

244	A high toughness, high liquidity PLA/PP alloy and its preparation method	201510605551.5	September 22, 2015	Pending

245	A kind of chemical modification of two-component straw without adhesive and its preparation method	201510606502.3	September 23, 2015	Pending

246	A filler masterbatch containing straw fiber and its preparation method	201510620223.2	September 26, 2015	Pending

247	A kind of high toughness of polyolefin/PLA based alloy material and its preparation method	201510620222.8	September 26, 2015	Pending

248	A straw in organic resin environmental protection plastic masterbatch and preparation method	201510620187.X	September 26, 2015	Pending

249	A kind of SEBS compound materials for 3D printing and preparation methods	201510625700.4	September 26, 2015	Pending

250	A straw combined with compound wood plastic material and its preparation method	201510621223.4	September 28, 2015	Pending

251	A 3D printing in toughening PLA material	201510678609.9	October 21, 2015	Pending

252	A 3D printing with imitation wood material and its preparation method	201510678582.3	October 21, 2015	Pending

253	A shock profile ASA modification and preparation method	201510678508.1	October 21, 2015	Pending

254	A kind of suitable for 3D printing PP/SEBS composite materials	201510678417.8	October 21, 2015	Pending

255	A weather resistance type ASA material preparation method	201510682952.0	October 22, 2015	Pending

256	A 3D printing with PA-12/carbon fiber composite material preparation method	201510774246.9	November 14, 2015	Pending

257	A PEEK composites used for 3D printing	201510776191.5	November 16, 2015	Pending

258	A 3D printing use environmental protection material and its preparation method	201510781986.5	November 17, 2015	Pending

259	A 3D printing to strengthen PLA material	201510781729.1	November 17, 2015	Pending

260	A 3D printing for PVA/PLA composite materials	201510781822.2	November 17, 2015	Pending

261	Carbon fiber reinforced polylactic acid/hydroxyapatite composite material preparation method	201510781758.8	November 17, 2015	Pending

262	A PLA/PCL composite materials for 3D printing fixed with chest photo	201510781757.3	November 17, 2015	Pending

263	A carbon fiber thermoplastic composites material and its preparation method	201510802664.4	November 20, 2015	Pending

264	A kind of plant fiber modified PP composite material and its preparation process	201510801217.7	November 20, 2015	Pending

265	A straw biodegradable green tableware and its preparation method	201510800686.7	November 20, 2015	Pending

266	A straw packaging products and its preparation method	201510800422.1	November 20, 2015	Pending

267	A long natural fiber/polylactic acid based composite material preparation method	201510807808.5	November 23, 2015	Pending

268	One kind of resistance to warpage reinforced polyamide 6 material and preparation method	201310250426.8	June 24,2013	Pending

269	Preparing a polyamide material reinforced with continuous glass fibers	201310250967.0	June 24,2013	Pending

270	A low-cost method for preparing hydrophobic material of polypropylene	201310250185.7	June 24,2013	Pending

271	A polypropylene self-luminous material and preparation method	201310250047.9	June 24,2013	Pending

272	A molding method suitable PEEK	201010173663.5	May 17,2010	Pending

273	A preparation process of heat-stable flame retardant reinforced nylon composite material	201310413691.3	September 12,2013	Pending

274	An anti-oxidation, high flow, flame retardant ABS and preparation process	201310413270.0	September 12,2013	Pending

275	An flax oil fiber reinforced polypropylene composite material and its preparation process	201310413287.6	September 12,2013	Pending

276	A preparation of applying to charging pile casing PC / ABS alloy compound	201310414007.3	September 12,2013	Pending

277	A no-spray, high durability, scratch-resistant, flame retardant ABS Preparation and Process	201310414024.7	September 12,2013	Pending

278	An antistatic, low smoke, flame retardant PC/ABS alloy materials and preparing process	201310414847.X	September 13,2013	Pending

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

We believe that the necessity, rigorousness, complexity and duration of the certification process make it difficult for outside competitors to enter the field in a short period of time. We have 361 certifications from automobile manufacturers as of December 31, 2015, which we believe is currently one of the largest portfolios of product certifications in the Chinese automobile modified plastics industry.

Sales and Marketing

Currently, our sales network focuses on the northeastern, northern, eastern and southwestern regions of China. We primarily sell to end customers through our approved distributors.  To a less extent, we also sell directly to end customers.  A typical customer development cycle starts when our R&D staff develops customized products for new end customers and obtains product certifications. These end customers are usually major automobile parts manufacturers who can only source from suppliers like China XD with product certifications granted by major automobile manufacturers. After we established relationships with these end customers and began to have large volume of transactions with them, we assign end customers to our approved distributors according to our internal policies. We also acquired end customers with our existing certifications from time to time. In 2015, approximately 92.6% of our sales were generated from approved distributors.

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

We have been actively extending our distribution network to 8 distributors in 2015 and we believe we have good relationships with our distributors.  We believe that we have been able to secure and maintain strong relationships with end customers due to our existing certifications, advanced technologies and high product quality, which establish a higher barrier to entry for others. Most of the end customer relationships will be developed through our own R&D and sales force and maintained by our R&D and sales professionals and our distributors.  According to our distribution contracts, our distributors are prohibited from selling our competitors' products and required to use the product certificate, brand name and package standards set by us during the distribution period. After the expiration of the distribution contracts in absence of renewal, we retain the customer relationships with end customers.

While the pricing volatility of our raw materials is a primary cause of cost variations in our products, we are generally able to pass the cost of price changes in our raw materials to our customers, although there are timing delays of varying lengths depending upon volatility of raw material prices, the type of products, competitive conditions and individual customer arrangements.

We sell our products substantially through approved distributors in the PRC.  Our sales to our distributors are highly concentrated but have been gradually diversified in recent years. Sales to major distributors and direct customer, which individually exceeded 10% of our revenues, accounted for approximately 84.7%, 86.7% and 79.6% of our revenues for the years ended December 31, 2015, 2014 and 2013, respectively.  We expect to reduce our distributor concentration over time, although revenues from these distributors are expected to continue to represent a substantial portion of our revenue in the future.  Further information about our major distributors and the director customer, which individually exceeded 10% of our revenues, for the years ended December 31, 2015, 2014 and 2013, is set forth in Note 1 of the notes to the consolidated financial statements of this Annual Report on Form 10-K.

We have initiated our marketing efforts to develop new customers outside of China, in particular those in the Korean market. We have started offering certain high-end products, such as PA66 and long-chain PA12 manufactured from our Heilongjiang plants, directly to the Korean market since the second quarter of 2014. In addition, we completed and run the trial production in the plant in Dubai, UAE with additional 2,500 metric tons ("Phase 1") targeting high-end products for the overseas markets.  We plan to serve customers in oversea markets from our Dubai Composites plant.  Information about geographic revenue is set forth in Note 24 of the notes to the consolidated financial statements of this Annual Report on Form 10-K.

Competition

The PRC automotive modified plastics industry is growing rapidly and highly fragmented with the top three domestic producers occupying less than approximately 26.6% of the market shares in 2013 according to Frost & Sullivan's report. According to Frost & Sullivan's report, in terms of sales volume and production capacity, we are one of the leading domestic specialized manufacturers of modified plastic for automobile parts in China, with a market share of approximately 9.5% in 2014 and  11.6% in 2013. In 2015, our sales volume of automotive plastics was approximately 332,144 MT.  As of December 31, 2015, our annual production capacity of automotive plastics was 392,500 MT.

In 2014, the Company developed a customer from the ROK by the sales of mainly higher-end polymer composite materials. Our competitors in the ROK are mostly global brand name companies. Due to our high quality standard and competitive pricing, we are able to compete in and penetrate markets outside of China.

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

Currently, HLJ Xinda Group's primary Chinese competitor in the automobile industry is Guangzhou Kingfa Science & Technology Co., Ltd. ("Guangzhou Kingfa"). Guangzhou Kingfa entered the automotive modified plastics market in 2006 and its facilities had an annual manufacturing capacity of 312,000 MT for its modified plastics products used in the automobile industry at the end of 2014, according to the research report by Frost and Sullivan. Guangzhou Kingfa has the largest capacity expansion plans and was expected to expand to 1.06 million MT by 2015 according to Frost and Sullivan's report, but its utilization rate of production capacity is expected to be lower than that of China XD based on Frost & Sullivan's report. Guangzhou Kingfa has much larger financial resources than HLJ Xinda Group. However, we believe that it is less focused in automotive sector and currently holds fewer number of product certifications for automotive modified plastic to the automobile industry compared to HLJ Xinda Group. Another top domestic manufacturer of modified plastic is Shanghai Pret Composites Co., Ltd. ("Shanghai Pret"), which focuses on the production of automotive plastics.  It had an annual capacity and sales volume of 136,600 MT and 113,524 MT in 2014 and 2013, respectively, according to a report by Frost and Sullivan.

Historically, the Chinese auto market predominantly used modified plastics manufactured overseas or in factories controlled by foreign companies, such as manufacturers from Germany, the US, the Netherlands and Japan. Although China's automotive plastic market has been dominated by foreign or JV players, Chinese suppliers are continuing to gain market share. It is estimated that automotive plastics imported or manufactured by multinational and JV companies accounted for approximately 33.4% of the total China automotive plastic supply in 2013, decreased from 35.4% in 2010. JV manufacturers based in China in automotive plastics sector have been slow to invest and expand in China. Compared to non-domestic competitors including JV manufacturers, domestic manufacturers can benefit from the lower costs and geographical proximity in China. As local players continue to invest in research and development, enhance product quality and improve management skills, we believe that domestic production of automotive plastics will compete very favorably with the foreign competitors in terms of price, quality, services and delivery times and continue to replace imported plastics.

Our Competitive Strengths

We believe that the following competitive strengths continue to enable us to compete effectively in the automotive modified plastics market in the PRC:

●
Leading Market Position with High Barrier to Entry. We believe that we are one of the China's leading specialized manufacturers of modified plastic for automobile parts in terms of sales volume and production capacity, with a market share of approximately 9.5% in 2014. The PRC automotive modified plastics industry is growing rapidly and is highly fragmented with the top three domestic producers occupying less than approximately 26.6% of the market shares in 2014. In 2015, our sales volume of automotive plastics was approximately 332,144 MT, representing a decrease of 2.7% compared to that in 2014 mostly due to the slowdown of the auto industry in China. As of December 31, 2015, our annual production capacity of automotive plastics was 392,500 MT. We believe our leading market position allows us to successfully compete with other foreign and domestic modified plastic manufacturers in the market. Being one of the leading specialized manufacturers of automotive modified plastics in China, we believe we are well-positioned to not only grow with the increasing market demand but increase market share by replacing smaller and less efficient modified plastic manufacturer.

In addition, as a result of our consistent research and development efforts, we have 361 product certifications from major automotive manufacturers in the PRC as of December 31, 2015, which we believe is among the largest numbers of product certifications by any domestic player in China's automotive plastics industry. Strict certification requirements and long certification periods result in high barriers to entry. Our current or potential competitors are required to obtain relevant product certifications from automotive manufacturers in order to compete with us. Each certification normally takes over two years to complete, and as a result, automotive manufacturers are reluctant to replace suppliers like us who have already received necessary certifications and proven consistent product quality. We believe that having one of the largest portfolios of product certifications in China allows us to strengthen our competitive position.

●	Long-Term Relationships with Reputable End Users. Our senior management has been involved in the business of modified plastics since 1985. We benefit from the industry connections and experience of our senior management, which have enabled us to establish long-term customer relationships and strong industry recognition. We are a qualified provider of high-quality automotive plastics, and have sold our products through plastic auto part manufacturers to many leading automotive manufacturers in China. Currently, our modified plastics are utilized in more than 28 automobile brands and over 80 automobile models manufactured in China, including Audi, Volkswagen, BMW, GM, Mazda, Toyota, Cherry, and Geely. We believe that our brand and our products are well recognized and respected in China's automotive modified plastics market.

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

●	Strong Customer-Oriented R&D Capabilities. The modified plastics industry is characterized by rapid development and increasing demand for high quality products. We have strong R&D capabilities that allow us to have successfully passed OEM automakers' certification processes in the past and continually introduce new and high quality products to the market. Compared to international plastic supply models, which target larger scale applications of common plastics and involve less customization and specialization, we provide customer-oriented product development through our certification process. By working closely with our customers, we are able to adjust our product features to better satisfy the specific needs of each customer. To achieve this, we have staffed our R&D team with professionals, of whom 46 have Ph.D. and/or Master's degrees. On average, our R&D employees have worked with us for more than three years, and some key experts have more than 10 years of experience in our industry. We have also cooperated with a number of the leading technology centers in China. Besides providing specialized research and development skills, these relationships help us formulate cutting edge research programs aimed at developing new technologies and applications in plastics engineering. We currently have 10 approved patents and 268 pending patent applications with the State Intellectual Property Office of the PRC, or SIPO.

●	Established Distribution Model. Through 8 distributors across China, we have established distribution networks that cover Northeast, North, Southwest and East China, with a current focus on Northeast China. We enter into distribution agreements with local distributors in areas where large automobile manufacturers are located. By leveraging the proximity of our distributors to the automobile manufacturers, we can enhance our relationships with our customers. Through the established sales channels, we can quickly respond to local market demand, address customer needs, enhance our ability to provide superior technological support and after-sales services, and lower our marketing expenses. At the same time, our distributors are responsible for the payments to us which is not contingent upon their cash collection from end customers. By actively managing our distribution network, we are also able to accelerate local market penetration and increase sales opportunities. For example, we entered the north China market in 2009 through a local distributor, one year earlier than we planned, and in 2013, we entered into the Southwest China market, and in 2014, we entered into South China and Central China market. For the year ended December 31, 2015, Northeast, North, East, Southwest, South, and Central China account for approximately 38.0%, 15.6%, 31.2%, 1.2%, 1.3% and 5.5% of our revenues, respectively.

●	Entry to Overseas Market. In 2015, the Company developed its presence in the Korean market by selling primarily higher-end PA66 and (Long Chain) plastic alloy, US$71.6 million products to the Korean market, accounting for 7.2% of the total revenues for the year ended December 31, 2015.

●	Seasoned Management Team. Our senior management team and key personnel have extensive operating and industry experience. Mr. Han, our chief executive officer and president, founded our former affiliate Harbin Xinda Nylon Factory in 1985. With 30 years of industry experience, Mr. Han has in-depth knowledge and expertise in China's modified plastics industry. He currently serves as executive director of the China Plastics Processing Industry Association and as a member of the Standing Committee of the Heilongjiang Association of Industry and Commerce. Our chief executive officer, chief technology officer and chief operating officer have over 50 years combined experience in the modified plastics industry and we believe their extensive expertise and knowledge can well serve our customers.

Our Strategies

Our goal is to capitalize on China's modified plastics growth trend, with a specific focus on applications in the auto sector, and to eventually be the leading modified plastics manufacturer in China. We are committed to enhancing our sales and profitability and achieving our goals through the following strategies:

●	Continue to Increase Production Capacity. Over the past five years, we have consistently increased production capacity to meet the rising demands of the automotive industry in the PRC. As of December 31, 2015, we have an installed annual production capacity of 392,500 metric tons, and we have been operating at near full capacity since 2007. With the expected strong growth in the automotive modified plastics market of China, we expect that we will continue to experience strong demand from our customers. Therefore, we intend to continue to strategically increase our production capacity to meet customer demands from both expanded geographical locations and future downstream sector growth. In 2013, we commenced to construct our fourth production base with 300,000 MT new material production capacity and the affiliated research and development center and training center in Nanchong City of Sichuan Province (the "Project"). We plan to complete the Project by 2016 and upon its completion, our annual domestic capacity is expected to reach approximately 690,000 MT by 2016. The Company completed and started the trial production in the plant in Dubai, UAE with additional 2,500 metric tons targeting high-end products for the overseas markets. The Company is planning to complete installing 75 production lines with additional 14,000 metric tons ("Phase 2") of annual production capacity in that property at the beginning of 2017, bringing total production capacity in Dubai to 16,500 metric tons.

●	Focus on R&D and Develop New Product Offerings. We are currently utilizing our R&D capabilities to obtain further product certifications, develop new products, applications and technologies. Approximately 90% of our automotive plastics product certification applications are currently undergoing trial manufacturing periods to obtain the necessary certifications. In addition, we are developing new products for automotive applications to expand our product portfolio, including initiating R&D on modified plastic for use in electric vehicles. We are also developing specialty engineering plastics and bio-plastics for use in other applications, such as high-speed trains, vessel-propulsion systems, mining and oil-field equipment and aerospace equipment. We are the first non-State-Owned-Enterprise awarded National Level Enterprise Technology Center, in Heilongjiang Province. In addition, we have Postdoctoral and Academy Member Workstation in Heilongjiang Province enhancing our research and development capabilities.

●	Expand Customer Base Domestically and Internationally. The automotive plastics market in the PRC is highly fragmented with significant barriers to entry. Although we had approximately 9.5% of the market share in 2014, our customer coverage was concentrated in the northeast regions of the PRC. We seek to steadily enhance our market share in Northeast China, and also expand our reach to Northern and Eastern China. In addition, we have conducted sales in overseas markets and exported our products including non-auto sectors in 2015. We plan to implement such strategies through further expanding our distribution network by working with local distributors who have contacts and networks overseas and directly establishing strategic alliances with certain of our non-PRC customers. Although the entry barrier of some non-auto sectors might not generally be as high as that of the auto sector, our focus is to target high-value-added products by leveraging our technology, expertise and know-how accumulated in the auto sector over the course of our operational history.

●	Pursue Selective Strategic Acquisitions. While we have experienced substantial organic growth, we plan to pursue a disciplined and targeted acquisition strategy to accelerate our growth. Our strategy will focus on strengthening presence in certain geographies, improving our penetration in attractive markets, enhancing research and development capabilities and acquiring new markets or customers.

●	Increase Efficiency by Corporate Restructuring. We completed our corporate restructuring plan at the end of 2014, with the aim of establishing a more efficient company group structure, as a result of which our subsidiaries are more easily accessible to our end customers and our operations are able to respond to the market changes in a more efficient manner.

Environmental Laws

The cost of compliance with Chinese environmental regulations currently is minimal. Most of the waste produced from our production process is water, which we circulate in our enclosed water treatment system.

Employees

China XD's operations are organized into several operational departments including manufacturing, R&D, management, finance, sales, purchasing and marketing and others. As of December 31, 2015, there were 1,647 employees, including 591 in manufacturing, 362 in R&D, 553 in management, 65 in finance, 58 in sales, purchasing and marketing and 18 in other departments.

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

We develop, manufacture, and distribute modified plastic, primarily for use in automobiles. Automotive sales and production are highly cyclical and depend, among other things, on general economic conditions and consumer spending and preferences (which can be affected by a number of issues including fuel costs and the availability of consumer financing). As the volume of automotive production fluctuates, the demand for our products also fluctuates. In 2015, the China automotive sales and production volume recorded a slower growth rate of 4.68% and 3.25%, respectively, according to China Association of Automobile Manufacturers. The contraction in automotive sales and production will harm our results of operations and financial condition. Consequently, we are exposed to the risks of adverse developments affecting the auto industry to a greater extent than if our operations were dispersed over a variety of industries.

Our financial performance may be affected by the prospect of our Dubai facility and the associated expansion into Middle East, Europe and other parts of Asia.

Since 2014, we developed the presence in the ROK by selling to our ROK customer primarily long carbon chain PA plastic alloy and high-performance modified PA66 products, which embarked our entry into the international market after approximately one year of product development and marketing effort. Although the average number of collection days in 2014 from our ROK customer was longer than that from customers in China, it was largely within our standard collection term and industry norm (90 days) in 2014. However, we have experienced delayed payments from our ROK customer in 2015. To better manage its financial risk, we ceased supply to the customer for 60 days. The DSO for ROK customer has increased from 55 days for the year ended December 31, 2014 to 107 days for the year ended December 31, 2015.  In addition, we purchased raw materials in the amount of US$70.0 million on behalf of our ROK customer during the second half year of 2015, but did not receive all the payment. As of December 31, 2015, the amount due from our ROK customer is approximately US$9.5 million. In the event the payment for raw materials and/or the outstanding accounts receivable become uncollectable despite management's efforts, we will suffer financial losses and as a result, our plan to develop overseas market may be delayed.

The withdrawal of preferential government policies and the tightening control over the Chinese automotive industry and automobile purchase restrictions imposed in certain major cities may limit market demand for our products.

In 2011, Chinese government terminated two preferential policies for its automotive industry: (1) vehicles with 1.6L or lower air displacement were given a 50% discount in purchase tax and (2) vehicles sold in rural area were given a government subsidy. Since 2011, in order to resolve the extreme traffic congestion, the Beijing government has been implementing the vehicle purchase quota policy, which limits the maximum vehicles sold in Beijing per month to 20,000. Other cities which have begun to show signs of traffic congestion have also begun to implement similar measures to control traffic congestion, including the limited automobile licenses policy implemented in Shanghai and Tianjin and the imposition of congestion charges in Shenzhen. The termination of two nation-wide preferential policies negatively affected consumer demand for new vehicles, and local restrictive measures over automobile purchases in major cities has resulted in slower growth of sales in 2015 and may cause reduction in the sale of vehicles nationwide. The national and local policies over the Chinese automotive industry may continue to impact market demand for automobiles in 2016 and eventually result in a reduction in our product sales.

The Chinese automotive industry's growth is slowing after the rapid growth since 2000 and such slowdown may adversely affect the market demand for our products.

There is a direct correlation between our business and automobile production volume and sales, which are dependent on economic policies and market sentiment. The Chinese automotive industry had been rapidly growing for a decade prior to 2011. However, inflation, higher interest rates, tighter bank lending, lifting of consumer subsidies and buying restrictions in congested cities all contributed to a more modest environment since 2011, resulting in a slow-down in automobile sales volume growth rate to 4.68% in 2015, compared to 6.86% in 2014, according to China Association of Automobile Manufacturers. Any significant reduction in automobile production and sales would have a material and adverse effect on our business. There can be no assurance that the market conditions, government policies and other factors leading to the existing slowdown in demand for automobiles will not continue. The decline in demand for automobiles would directly and adversely affect demand for our products and hence our business, financial condition and results of operations.

A large percentage of our sales revenue is derived from sales to a limited number of distributors and a limited number of customers, and our business will suffer if sales to these customers decline.

A significant portion of our sales revenue historically has been derived from a limited number of distributors in China. Sales to major distributors and direct customer, which individually exceeded 10% of the Company's revenues is approximately 84.7% and 86.7% in 2015 and 2014, respectively. Any significant reduction in demand for modified plastics by any of these major distributors, any decrease in demand of products by its customers or by our ROK customer could harm our sales and business operations, financial condition and results of operations.  During the third quarter of 2015, the Company experienced a delay in its cash collection from the ROK customer. To better manage its financial risk, the Company ceased supply to the customer while both parties actively negotiated future pricing and payment terms associated with the Company's high-end products.  By the end of 2015, all the outstanding accounts receivable from the ROK customer were collected and the supply to this customer has been resumed, despite at a slower run rate initially. In the case of any such delay in payment from the ROK customer or other customers in the future, our sales and business operations, financial conditions and results of operations may be negatively affected.

We are dependent on a limited number of suppliers. While we have identified alternative sources for the materials and equipment we use, a temporary disruption in our ability to procure necessary materials and equipment could adversely impact our sales in future periods.

Materials constitute a substantial part of the cost of our products.  We seek to reduce the cost of raw materials by dealing with major suppliers. During the year ended December 31, 2015, we purchased approximately 80.0% of our raw materials from seven major suppliers. The Company purchased equipment from two suppliers, which accounted for 99.8% of the Company's equipment purchases for the year ended December 31, 2015. We believe the relationship with our suppliers is satisfactory and that alternative suppliers are available if relationships falter or existing suppliers should become unable to keep up with our requirements. However, there can be no assurance that our current or future suppliers will be able to meet our requirements on commercially reasonable terms or within scheduled delivery times. An interruption of our arrangements with suppliers could cause a delay in the production of our products for timely delivery to distributors and customers, which could result in a loss of sales in future periods.

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

If the PRC tax authorities determine that we, Favor Sea Limited, a British Virgin Islands corporation ("Favor Sea BVI") and/or Xinda Holding (HK) Company Limited, a Hong Kong corporation ("Xinda HK"), are "resident enterprises" for PRC enterprise income tax purposes, a number of PRC tax consequences could follow.  We, Favor Sea BVI and/or Xinda HK may be subject to enterprise income tax at a rate of 25% on our, Favor Sea BVI's and/or Xinda HK's worldwide taxable income, as well as PRC enterprise income tax reporting obligations. However, under the EIT Law and its implementing rules, dividends paid between "qualified resident enterprises" are exempt from enterprise income tax. As a result, if we, Favor Sea BVI and Xinda HK are treated as PRC "qualified resident enterprises," all dividends paid from HLJ Xinda Group to Xinda HK, from Xinda HK to Favor Sea BVI and from Favor Sea BVI to us may be exempt from PRC tax. Otherwise, all dividends paid from HLJ Xinda Group to Xinda HK, from Xinda HK to Favor Sea BVI and from Favor Sea BVI to us may be subject to withholding tax under the EIT Law and its implementing rules.

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

Under the EIT Law and its implementation rules, dividends payable by a foreign-invested enterprise in China to its shareholders that are "non-resident enterprises" are subject to a 10% withholding tax, unless such shareholders' jurisdiction of incorporation has a tax treaty with China that provides for a preferential arrangement. Pursuant to the Notice of the SAT on Issuing the Table of Tax Rates on Dividends in Treatises, or Notice 112, which was issued on January 29, 2008, the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, or the Double Taxation Arrangement (Hong Kong), which became effective on December 8, 2006, such withholding tax may be lowered to 5% if the PRC enterprise is at least 25% directly held by a Hong Kong enterprise. In October 2009, the SAT further issued the Notice on How to Understand and Determine the "Beneficial Owners" in Tax Treaties, or Circular 601. According to Circular 601, non-resident enterprises that cannot provide valid supporting documents as "beneficial owners" may not be approved to enjoy tax treaty benefits, and "beneficial owners" refer to individuals, companies or other organizations which are normally engaged in substantive operations. These rules also set forth certain adverse factors on the recognition of a "beneficial owner." Specifically, they expressly exclude a "conduit company" that is usually established for the purposes of avoiding or reducing tax obligations or transferring or accumulating profits and not engaged in substantive operations such as manufacturing, sales or management, from being a "beneficial owner." As a result, if we are treated as PRC "non-resident enterprises" under the EIT Law, then dividends from HLJ Xinda Group (assuming such dividends were considered sourced within the PRC) paid to us through Xinda HK may be subject to a reduced withholding tax at a rate of 5% if Xinda HK is determined to be Hong Kong tax residents and are considered to be "beneficial owners" that are generally engaged in substantive business activities and entitled to treaty benefits under the Double Taxation Arrangement (Hong Kong). Otherwise, we may not be able to enjoy the preferential withholding tax rate of 5% under the tax arrangement and therefore be subject to withholding tax at a rate of 10% with respect to dividends to be paid by HLJ Xinda Group (assuming such dividends were considered sourced within the PRC) to us through Xinda HK. Any such taxes on dividends could materially reduce the amount of dividends, if any, we could pay to our shareholders.

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

On December 15, 2009, the State Administration of Taxation ("SAT") released the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises ("Circular 698") that reinforces the taxation of non-listed equity transfers by non-resident enterprises through overseas holding vehicles. Circular 698 is retroactively effective from January 1, 2008.  Subsequently SAT also released the Announcement on Several Issues Related to Enterprise Income Tax for Indirect Asset Transfer by Non-PRC Resident Enterprises (“Announcement 7”), effective from February 3, 2015, which in part supersedes Circular 698.

Announcement 7 addresses indirect share transfer as well as other issues.  According to Announcement 7, if a non-PRC resident enterprise transfers the equity interests of or similar rights or interests in overseas companies which directly or indirectly own PRC taxable assets through an arrangement without a reasonable commercial purpose, but rather to avoid PRC corporate income tax, the transaction will be re-characterized and treated as a direct transfer of PRC taxable assets subject to PRC corporate income tax. Announcement 7 specifies certain factors that should be considered in determining whether an indirect transfer has a reasonable commercial purpose. Since Announcement 7 has a short history, there is uncertainty as to its application and in particular, the interpretation of the term “reasonable commercial purpose.”

Announcement 7 further provides that, the entity which has the obligation to pay the consideration for the transfer to the transferring shareholders has the obligation to withhold any PRC corporate income tax that is due. If the transferring shareholders do not pay corporate income tax that is due for a transfer and the entity which has the obligation to pay the consideration does not withhold the tax due, the PRC tax authorities may impose a penalty on the entity that so fails to withhold, which may be relieved or exempted from the withholding obligation and any resulting penalty under certain circumstances if it reports such transfer to the PRC tax authorities.

We (or a foreign investor) may become at risk of being taxed or imposed a penalty under Announcement 7 and may be required to expend valuable resources to comply with Announcement 7 or to establish that we (or such foreign investor) should not be taxed under Announcement 7, which could have a material adverse effect on our financial condition and results of operations (or such foreign investor's investment in us).

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

Pursuant to PRC laws and regulations, construction or expansion of a building or a production facility is subject to various permits and approvals from different government authorities. In connection with the construction of HLJ Xinda Group's factory and production facilities, which has already been completed and put into operation, we obtained a project approval from Administration Committee of Harbin Economic and Technological & High-tech Development Zone and an approval for the environmental impact assessment report on the construction project of HLJ Xinda Group in 2003. In connection with the construction of Sichuan Xinda Group's factory and production facilities which are in progress and is expected to be completed by the middle of 2016, we obtained the project approvals from Bureau of Development and Reform of Shunqing District, Nanchong City in 2013 and 2015, respectively.  In connection with the Phase II construction of AL Composites which is expected to be completed by the middle of 2016, we obtained the project approval from Engineering & Project Management  Department, UAE region Economic Zones World ("EZW") in June 2015, and the building permit from Department of Planning & Development,  Ports, Customs & Free Zone Corporation, Government of Dubai in September 2015,  However, certain other necessary permits relating to the construction and operation of HLJ Xinda Group's factory and production facilities are outstanding. Failure to obtain all necessary approvals/permits may subject us to various penalties, such as fines or being required to vacate from the facilities where we currently operate our business.

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

Our independent registered public accounting firm issued an audit opinion on the financial statements included in our Annual Report filed with the SEC. As auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB. However, work papers located in China are not currently inspected by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the PRC authorities.

Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. However, the PCAOB is currently unable to inspect an auditor’s audit work related to a company’s operations in China and where such documentation of the audit work is located in China. As a result, our investors may be deprived of the benefits of the PCAOB’s oversight of auditors that are located in China through such inspections.

The inability of the PCAOB to conduct inspections of an auditor’s work papers in China makes it more difficult to evaluate the effectiveness of any of our auditor’s audit procedures or quality control procedures that may be located in China as compared to auditors outside of China that are subject to PCAOB inspections. Investors may consequently lose confidence in our reported financial information and procedures and the quality of our financial statements.

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

Our independent registered public accounting firm may be temporarily suspended from practicing before the SEC if unable to continue to satisfy SEC investigation requests in the future. If a delay in completion of our audit process occurs as a result, we could be unable to timely file certain reports with the SEC, which may lead to the delisting of our stock.

On January 22, 2014, Judge Cameron Elliot, an SEC administrative law judge, issued an initial decision suspending the Chinese member firms of the “Big Four” accounting firms, including our independent registered public accounting firm, from practicing before the SEC for six months. In February 2014, the initial decision was appealed. While under appeal and in February 2015, the Chinese member firms of “Big Four” accounting firms reached a settlement with the SEC. As part of the settlement, each of the Chinese member firms of “Big Four” accounting firms agreed to settlement terms that include a censure, undertakings to make a payment to the SEC, procedures and undertakings as to future requests for documents by the SEC, and possible additional proceedings and remedies should those undertakings not be adhered to.

If the settlement terms are not adhered to, our independent registered public accounting firm may be suspended from practicing before the SEC which could in turn delay the timely filing of our financial statements with the SEC. In addition, it could be difficult for us to timely identify and engage another qualified independent auditor to replace our independent registered public accounting firm. A delinquency in our filings with the SEC may result in NASDAQ initiating procedures, which could adversely harm our reputation and have other material adverse effects on our overall growth and prospects.

We may fail to develop and maintain an effective system of internal controls over financial reporting.  As a result, we may not be able to accurately report our financial results or prevent fraud and current and potential shareholders could lose confidence in the integrity of our financial reports, which could harm our business and the trading price of our common stock.

Prior to our listing on the US stock exchange, we were a private company with all business operations within China. Our accounting and reporting system was designed to satisfy local statutory requirements and internal management needs. Since we became a public company, our business has grown significantly over the years. Management concluded that our internal controls over financial reporting were ineffective as of December 31, 2015, due to one material weakness which relates to the lack of sufficient accounting and financial reporting personnel to formalize certain key controls over the financial reporting process and report financial information based on US GAAP and SEC reporting requirements.

Our management is committed to strengthening our internal controls and complying with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"). Since 2014 when we were required to comply with SOX 404, our efforts to improve our internal control over financial reporting include:  (1) our accounting staff obtained external training of U.S. GAAP and SEC reporting by qualified entities, (2) having hired two third-party SOX 404 compliance consultants to help us improve our internal control system, (3) continuing to seek senior qualified people with requisite expertise and knowledge to help improve our internal control procedures, (4) having adopted internal policies and approval and supervision procedures governing financial reporting, (5) having adopted procedures to evaluate and assess performance of directors, officers and employees of the Company, and (6) continuing to hold internal meetings, discussions and seminars periodically to review and improve our internal control procedures.

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

As of December 31, 2015, for U.S. federal income tax purposes, the Company has tax loss carryforwards of US$592,638 and did not owe any U.S. federal income taxes. There can be no assurance that the IRS will agree with this position, and therefore we ultimately could be held liable for U.S. federal income taxes, interest and penalties.

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

As of December 31, 2015, HLJ Xinda Group operated three separate factories located at 9 Qinling Road (the "Qinling Road Factory"), 9 North Dalian Road (the "Dalian Road Factory") and 9 Jiangnan First Road (the "Jiangnan Road Factory"), respectively.  HLJ Xinda Group owns the titles to the land and premises of the Qinling Road Factory.  HLJ Xinda Group leases the land and premises of the Dalian Road Factory from Xinda High-Tech. HLJ Xinda Group is in the process of acquiring the titles to the land and premises at Jiangnan Road Factory. The Company expects the title transfer to be completed by the end of third quarter of 2016. HLJ Xinda Group's leases will expire on December 31, 2018. If we are unable to renew our lease on acceptable terms in due course or acquire the titles to the land and premises at Jiannan Road Factory or if our lease is terminated by the lessor unilaterally for the Dalian Road Factory:

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

Particularly, we may not be able to pass through raw material cost increases to our customers on a timely basis and reflect such increases in the price of our products. We purchase various plastic resins, which are derived from petroleum or natural gas, to produce our modified plastics products. Cost of raw materials made up a vast majority of our cost of revenues in 2014 and 2015. The market prices of plastic resins may fluctuate due to changes in supply and demand conditions in that industry. Any shortage in supply of or significant increase in demand for plastic resins and additives may result in higher market prices and thereby increase our cost of revenues, and we may not be able to pass on increases in the prices of raw materials to our customers. Under the terms of our distributor agreements, we will only be able to increase the sales prices for our products if the cost of our raw materials increases by more than 5% on a cumulative basis. As a result, we may not be able to adjust our selling prices in a timely manner, and our inability to increase the selling prices of our products sold during the period in which the cumulative increases of the cost of our raw materials is less than 5% may reduce our profitability. Furthermore, other adverse developments such as increased competition may not allow us to pass through cost increases to our distributors at all. Any of the foregoing could have a material adverse effect on our margins, results of operations and financial condition. When expanding into new regions, we have taken and may continue to take marketing initiatives from time to time to offer sales incentives, including discounts, to increase market share. Such initiatives and measures have put and may continue to put pressure on our margins.

Our assets are primarily located in China. So any dividends or proceeds from liquidation are subject to the approval of the relevant Chinese government agencies.

Our assets are primarily located inside China. Under the laws governing FIEs in China, dividend distribution and liquidation are allowed but subject to respective administrative procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the Board of Directors and be subject to foreign exchange rules governing such repatriation. Any liquidation is subject to the decision of the highest authority of the company, the relevant government agency's approval and supervision (including but not limited to the local branch of MOFCOM), as well as the whole process of liquidation under PRC laws and regulations, including without limitation personnel resettlement, assets disposition, settlement of debts and creditor's rights as well as deregistration, which process could be very time-consuming and complex. Since the dividend distribution procedure is subject to foreign exchange rules governing such repatriation, risks may arise for our investors when HLJ Xinda Group pays dividend to us through Xinda HK. Furthermore, the liquidation procedure is a complex and time consuming procedures subject to government approvals, additional risks and costs may arise for our investors in the process.

Governmental control of currency conversions may affect the value of your investment.

A majority of our revenue are earned in Renminbi. Any future restrictions on currency conversions may limit our ability to use revenue generated in Renminbi to make dividend or other payments in U.S. dollars. Although the PRC government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises like us may buy, sell or remit foreign currencies only after providing valid commercial documents at a PRC banks specifically authorized to conduct foreign-exchange business.

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

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. Dollar. Under the 2005 policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in fluctuation of the Renminbi against the U.S. dollar since July 21, 2005. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

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

MSPEA currently owns 100% of our outstanding Series D Preferred Stock, representing approximately 24.5% of our issued and outstanding shares of common stock on an as converted basis. Pursuant to the Amended and Restated Certificate of Designation of Series D Preferred Stock, holders of Series D Preferred Stock have the right to elect, voting as a separate class, two directors to serve on the Board so long as at least 12,800,000 (adjusted for any dilutive corporate actions) shares of Series D Preferred Stock are outstanding, and one director to serve on the Board if the number of shares of Series D Preferred Stock outstanding at such time is less than 12,800,000 but more than 1,600,000 (in each case adjusted for any dilutive corporate actions). For so long as at least 1,600,000 (adjusted for any dilutive corporate actions) shares of Series D Preferred Stock remain outstanding, holders of Series D Preferred Stock have veto rights over certain material corporate actions of the Company and its subsidiaries as described in the Amended and Restated Certificate of Designation of Series D Preferred Stock. As such, MSPEA currently has significant influence over our affairs.

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

The land on which our owned facility in Heilongjiang is located measures 14,715 square meters (158,391 square feet). The land use right was issued to HLJ Xinda Group by the City of Harbin and will expire in 2053. We also have a long-term lease of the production facilities with Harbin Xinda High-Tech Co., Ltd ("Xinda High-Tech"). The land on which our leased facility is located measures 16,537 square meters (178,009 square feet). The facility we rent includes three buildings with two office buildings attached by one workshop respectively and one guard room.

The two lands on which our owned facility in Sichuan are located measures 287,503 square meters (3,094,657 square feet) and 23,859 square meters (256,816 square feet), respectively. The land use right were issued to Sichuan Xinda by the City of Nanchong and will expire in 2065 and 2085, respectively.

The land on which our owned facility in Dubai is located measures 10,000 square meters (107,639 square feet ) issued to AL Composites by  Department of Planning & Development, Ports, Customs & Free Zone, Government of Dubai.

On May 9, 2011, Harbin Xinda, a subsidiary of China XD, entered into a purchase agreement with Harbin Shengtong Engineering Plastics Co. Ltd. ("Harbin Shengtong") as amended on June 1, 2011. The legal representative of Harbin Shengtong is a former employee of Harbin Xinda. Pursuant to the purchase agreement, Harbin Xinda will purchase from Harbin Shengtong land use rights and a plant consisting of five workshops, a building and certain ancillary facilities (the "Project"). Harbin Shengtong is responsible to complete the construction of the plant and workshops according to Harbin Xinda's specifications. Once the Project is fully completed and accepted by Harbin Xinda, Harbin Shengtong shall transfer titles of the Project to Harbin Xinda. During the year ended December 31, 2014, the Project was completed. The total cost for the Project was RMB501.5 million. The titles of the five workshops are expected to transfer to the Company in 2016.

As of December 31, 2015, we had approximately 392,500 metric tons of production capacity across 94 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems, including the three additional workshops with 30 production lines completed the trial-run in December of 2012 and further expanded our annual capacity potential by approximately 135,000 metric tons and support our future growth in 2013. In December 2013, we broke ground on the construction of our fourth production base in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total domestic installed production capacity to 690,000 metric tons with additional 70 new production lines at the completion of the construction of our fourth production base. In addition, during the three months ended June 30, 2014, we started the construction of Dubai Composites plant in Dubai, UAE, with additional 2,500 metric tons (“Dubai Phase 1”) targeting on high-end products for the overseas markets, which was completed in May 2015. In order to meet the increasing demand from the ROK and to support penetration in other potential overseas markets, on January 25, 2015, AL Composites Materials FZE obtained a leased property of approximately 10,000 square meters from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE with constructed building comprising a warehouse, office and service block with lease term granted 15 years. The Company is planning to complete installing 75 production lines with additional 14,000 metric tons ("Phase 2") of annual production capacity in that property at the beginning of 2017, bringing total production capacity in Dubai to 16,500 metric tons.

The process of manufacturing modified plastic consists of modifying a standard plastic (polypropylene, ABS, PA6, PA66, etc.) by adding various agents and additives that will alter the physical and/or functional characteristics of the plastic. Catalysts are added that facilitate the desired chemical reactions, all of which occurs in a specially designed equipment. The resulting plastics are then extracted from the equipment by an extraction technique that is proprietary to HLJ Xinda Group. Further processing may involve additional blending, extrusion, cooling and cutting, homogenizing and packing, as needed to meet the customer's requirements.

In addition to its unique extraction technology, HLJ Xinda Group has developed its own techniques and equipment for many of the steps in the production process. Among the aspects of production for which HLJ Xinda Group has proprietary technology are product formulae, a technique for combining extruder screws, and certain stuffing techniques. With these unique formulas and techniques, our products can satisfy clients' standard requirements at a lower cost than competitive products.

Our facilities have been certified under the following international qualifications criteria: ISO9001: 2000 quality management system certification and ISO/TS16949: 2002 international auto parts industry quality systems certification. The government of China has designated HLJ Xinda Group as a National Torch Project and a National Spark Plan Project, and has given HLJ Xinda Group the "Most Valuable High Tech in China" award. HLJ Xinda Group is an executive member of the Council of the Chinese Automobile Parts Association, a member of the Chinese Modified Plastics Professional Committee, a member of the Chinese Plastics Engineering Committee and Heilongjiang Province Postdoctoral Workstation.

ITEM 3.   LEGAL PROCEEDINGS

The Company and certain of its officers and directors have been named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Southern District of New York.  These actions, which allege violations of Section 10(b) and Section 20(a) of the United States securities laws, were filed on July 15, 2014 and July 16, 2014 and are captioned Yang v. Han, et al., No. 14-cv-5308 (GBD) and Tompkins v. China XD Plastics Company Ltd., et al., No. 14-cv-5359 (GBD), respectively.  On November 21, 2014, the Court consolidated the actions and appointed lead plaintiffs.  On February 17, 2015, the lead plaintiffs filed a Consolidated Class Action Complaint on behalf of a class of all persons other than the defendants who purchased the common stock of China XD Plastics Company Limited between March 25, 2014 and July 10, 2014, inclusive.  Specifically, the lead plaintiffs allege that the Company and two of its officers made false or misleading statements and/or omitted material facts in the Company's Form 10-K for the year ended December 31, 2013 and the Company's Form 10-Q for the first quarter ended March 31, 2014. They also assert that the individual defendants are liable because they allegedly controlled the Company during the time the allegedly false and misleading statements and omissions were made.  The lead plaintiffs seek damages in unspecified amounts. On April 3, 2015, the Company moved to dismiss the Consolidated Class Action Complaint. The Court heard oral argument on the motion on October 22, 2015, and the motion remains pending.

Based on our initial review of the complaints, the management believes the lawsuits are without merit and intends to vigorously defend against them.

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

	Common Stock
	High	Low
Fiscal Year Ending December 31, 2015
First Quarter	5.62	3.76
Second Quarter	6.60	5.03
Third Quarter	6.45	4.18
Fourth Quarter	4.83	3.91

Fiscal Year Ending December 31, 2014
First Quarter	5.74	4.58
Second Quarter	12.70	5.37
Third Quarter	8.31	5.05
Fourth Quarter	6.46	5.15

Number of Holders

As of March 10 2016, there were 454 record holders of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information set forth in Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.

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

The following graph compares the change in cumulative total stockholders' return on our common stock with (a) NASDAQ Composite Index and (b) Russell Small Cap Completeness Index, for each year from December 31, 2010 through December 31, 2015. The graph assumes an initial investment of $100 at the closing price on December 31, 2009 and assumes all dividends (if any) were reinvested. The figures for the chart and graph set forth below have been calculated based on the closing prices on the last trading day on the NASDAQ Global Market for each period indicated..

STOCK PERFORMANCE GRAPH
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
-
12/31/2010
12/30/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
China XD Plastics (CXDC)
NASDAQ Composite Index (^IXIC)
Russell Small Cap Completeness Index (^RSCC)

Adjusted Closing Stock Price Cumulative Change

	12/31/2015	12/31/2014	12/31/2013	12/31/2012	12/31/2011	12/31/2010
China XD Plastics Co. Ltd.	$81	$100	$97	$70	$98	$100
Nasdaq Composite Index	$189	$179	$157	$114	$98	$100
Russell Small Cap Completeness Index	$151	$159	$150	$110	$94	$100

*$100 invested on 12/31/2010 in stock or index, including reinvestment of dividends. Data points are the last day of each fiscal year for the Company's common stock and December 31 of each year for indexes.

ITEM 6.   SELECTED FINANCIAL DATA

The tables below set forth selected historical financial information of the Company that has been derived from the audited financial statements as of December 31, 2011, 2012, 2013, 2014 and 2015, and for the last five years in the period ended December 31, 2015. The selected historical financial data should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere in this Form 10-K.

(in millions, except number of shares and per share amounts).

	2015	2014	2013	2012	2011
Revenues	$999.2	$1,110.6	$1,050.8	$599.8	$381.6
Net income	$83.7	$120.7	$133.8	$85.9	$60.5
Earnings per share
- basic	$1.27	$1.85	$2.08	$1.35	$1.17
-diluted	$1.27	$1.85	$2.08	$1.35	$1.16
Shares used in computing earnings per share

-basic	49,225,566	48,833,434	47,794,028	47,549,275	47,280,468
-diluted	49,229,460	48,833,434	47,794,028	47,549,275	47,286,375
Total cash, cash equivalents, restricted cash and time deposits	408.4	296.5	390.5	148.7	146.6
Total Assets	1,752.0	1,299.7	1,075.9	611.6	360.6
Long term bank loans	107.5	174.3	-	-	-
Notes payable	145.6	148.6	-	-	-
Total liabilities	1,076.4	676.8	566.0	249.6	89.1
Redeemable Series D Convertible Preferred Stock	97.6	97.6	97.6	97.6	97.6
Total Stockholder's equities	578.0	525.3	412.3	264.4	173.9

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

General

China XD Plastics Company Limited ("China XD", "we", and the "Company", and "us" or "our" shall be interpreted accordingly) is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China, and to a lesser extent, in Dubai, UAE. Through our wholly-owned operating subsidiaries in China and UAE we develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 361 certifications from manufacturers in the automobile industry as of December 31, 2015. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province. Our Research and Development (the "R&D") team consists of 362 professionals and 11 consultants, including one consultant who is a member of Chinese Academy of Engineering, and one consultant who is the former chief scientist of Specialty Plastics Engineering Institute of Jilin University. As a result of the integration of our academic and technological expertise, we have a portfolio of 278 patents, ten of which we have obtained the patent rights and the remaining 268 of which we have applications pending in China as of December 31, 2015.

Our products include eleven categories: Modified Polypropylene (PP), Modified Acrylonitrile Butadiene Styrene (ABS), Modified Polyamide 66 (PA66), Modified Polyamide 6 (PA6), Modified Polyoxymethylenes (POM), Modified Polyphenylene Oxide (PPO), Plastic Alloy, Modified Polyphenylene Sulfide (PPS), Modified Polyimide (PI), Modified Polylactic acid (PLA) and Poly Ether Ether Ketone (PEEK). Since not all the categories have achieved sales during the years of 2015, 2014 and 2013, we only presented the categories which have generated sales.

The Company's products are primarily used in the production of exterior and interior trim and functional components of more than 28 automobile brands and 80 automobile models manufactured in China, including Audi, Mercedes Benz, BMW, Buick, Chevrolet, VW Passat, Golf and Jetta, Mazda, and Toyota. Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing bases in Harbin, Heilongjiang in the PRC, with the construction of Sichuan plant underway. In addition, we completed and run the trial production in the plant in Dubai, UAE with additional 2,500 metric tons ("Phase 1") targeting high-end products for the overseas markets.  As of December 31, 2015, in domestic market, we had approximately 390,000 metric tons of production capacity across 84 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwanese conveyer systems. In December 2013, we broke ground on the construction of our fourth production base in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total domestic installed production capacity to 690,000 metric tons with additional 70 new production lines at the completion of the construction of our fourth production base. Sichuan Xinda has supplied to its customers since 2013, backed by production capacity in our Harbin production base. To streamline the management in Sichuan, the Company completed a restructuring in July 2015 by merging its subsidiary in Nanchong City, the entire registered capital (US$99.99 million) of which was owned by Xinda (Heilongjiang) Investment Co., Ltd, into Sichuan Xinda.  The Company expects Sichuan facility to be completed around the middle of 2016. In order to meet the increasing demand from our customer in the ROK and to develop potential overseas markets, on January 25, 2015, AL Composites Materials FZE obtained a leased property of approximately 10,000 square meters from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE with constructed building comprising a warehouse, office and service block with lease term granted 15 years. The Company is planning to complete installing 75 production lines with additional 14,000 metric tons ("Phase 2") of annual production capacity in that property at the beginning of 2017, bringing total production capacity in Dubai to 16,500 metric tons.

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

No impairment on our long-lived assets was recognized in 2015, 2014 or 2013.

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

Valuation of Inventories

Our inventories are stated at the lower of cost or net realizable value (NRV). We routinely evaluate quantities and value of our inventories in light of current market conditions and market trends, and record a write-down against the cost of inventories for net realizable value below cost. Expected demand and anticipated sales price are the key factors affecting our inventory valuation analysis. For purposes of our inventory valuation analysis, we develop expected demand and anticipated sales prices primarily based on sales orders as well as industry trends and individual customer analysis. We also consider sales and sales orders after each reporting period-end but before the issuance of our financial statements to assess the accuracy of our inventory valuation estimates. Historically, actual demand and sales price have generally been consistent with or greater than expected demand and anticipated sales price used for purposes of the our inventory valuation analysis. The evaluation also takes into consideration new product development schedules, the effect that new products might have on the sale of existing products, product obsolescence, customer concentrations, product merchantability and other factors. Market conditions are subject to change and actual consumption of inventories could differ from forecasted demand. Our products have a long life cycle and obsolescence has not historically been a significant factor in the valuation of inventories. We have not experienced any material inventory write-downs before.
Income Tax Uncertainties and Realization of Deferred Income Tax Assets

Our income tax provision, deferred income tax assets and deferred income tax liabilities are recognized and measured primarily based on actual and expected future income, PRC statutory income tax rates, PRC tax regulations and tax planning strategies. Significant judgment is required in interpreting tax regulations in the PRC, evaluating uncertain tax positions, and assessing the realizability of deferred income tax assets. Actual results could differ materially from those judgments, and changes in judgments could materially affect our consolidated financial statements. As of December 31, 2015 and 2014, we had total gross deferred income tax assets of US$1,941,124 and US$727,711 respectively. We record a valuation allowance to reduce our deferred income tax assets if, based on the weight of available evidence, we believe expected future taxable income is not likely to support the use of a deduction or credit in that jurisdiction. We evaluate the level of our valuation allowances quarterly, and more frequently if actual operating results differ significantly from forecasted results. As of December 31, 2015 and 2014, our valuation allowance against deferred income tax assets was US$1,941,124 and US$727,711 respectively.

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

Recently Issued Accounting Standards

In 2015, the Company elected to early adopt the Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires the debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, instead of reported on the balance sheet as an asset.  The costs will continue to be amortized to interest expense using the effective interest method.  Upon adoption of the guidance, the debt issuance costs in the amount of US$4,243,412 as of December 31, 2014, which were included in the other non-current assets, have been retrospectively adjusted as a direct deduction of an equivalent amount from the carrying amount of the notes payable as of December 31, 2014.

In 2015, the Company elected to early adopt the ASU No. 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle of inventory from the lower of cost or market to lower of cost and net realizable value, and requires prospective adoption.  Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The ASU eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory when cost is determined on a first-in-first-out or average cost basis.  The Company applied this new measurement principle of inventory as of December 31, 2015. The adaption of ASU No. 2015-11 does not have any impact on the Company’s consolidated financial statements.

In 2015, the Company elected to early adopt the ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent.  The Company adopted this new guidance retrospectively.  The adoption of ASU No. 2015-17 does not have any impact on the Company’s consolidated financial statements.

The Financial Accounting Standards Board issued Accounting Standards Codification (“ASC”) Topic 842, Leases, in February 2016. ASC Topic 842 requires a lessee to recognize all leases, including operating leases, on balance sheet via a right-of-use asset and lease liability, unless the lease is a short-term lease (one with an accounting lease term of 12 months or less).  All (or a portion of) fixed payments by the lessee to cover lessor costs related to ownership of the underlying assets, or executory costs, that do not represent payments for a good or service will be considered lease payments and reflected in the measurement of lease assets and lease liabilities by lessees.  The new standard does not substantially change lessor accounting from current U.S. GAAP.  The new standard also requires lessees and lessors to disclose more qualitative and quantitative information about their leases than current U.S. GAAP does.  The standard is applied retrospectively, with elective reliefs.  The new standard is effective for annual and interim reporting periods beginning after December 15, 2018 for a public business entity.  Early adoption is permitted.   The Company has not yet determined the impact of the new standard on its current policies for leases.

The following table sets forth statements of comprehensive income data for the years ended December 31, 2015, 2014 and 2013 in millions of US$:

(millions of US$, except the percentage)	For the Years Ended December 31,
	2015			2014			2013
			Change			Change
	Amount	%	%	Amount	%	%	Amount	%
Revenues	999.2	100%	(10.0)%	1,110.6	100.0%	5.7%	1,050.8	100.0%
Cost of revenues	(817.8)	(81.8)%	(7.9)%	(888.2)	(80.0)%	7.3%	(827.4)	(78.	7)%
Gross profit	181.4	18.2%	(18.4)%	222.4	20.0%	(0.4)%	223.4	21.3%
Total operating expenses	(46.4)	(4.6)%	(8.5)%	(50.7)	(4.6)%	34.1%	(37.8)	(3.6)%
Operating income	135.0	13.6%	(21.4)%	171.7	15.4%	(7.5)%	185.6	17.7%
Income before income taxes	101.9	10.3%	(26.7)%	139.0	12.4%	(23.0)%	180.5	17.2%
Income tax expense	(18.2)	(1.8)%	(0.5)%	(18.3)	(1.6)%	(60.8)%	(46.7)	(4.4)%
Net income	83.7	8.5%	(30.7)%	120.7	10.8%	(9.8)%	133.8	12.8%

Revenues

Fiscal 2015 Highlights

Revenues decreased by 10.0% or US$111.4 million in 2015 as compared to 2014. This was due to approximately 2.7% decrease in sales volume and 5.5% decrease in the average RMB selling price of our products.

(i) Domestic market

For the year ended December 31, 2015, revenue from domestic market decreased by US$42.9 million as a result of a decrease of 1.0% in sales volume and a decrease of 1.4% in the average RMB selling price of our products, as compared with those of last year.  However more sales were achieved in Southwest China and Central China, because of our marketing efforts to develop new customers.

Vehicle sales in China grew by 4.7% in 2015, a slower growth than that of 2014, and the slowest rate in approximately 25 years, missing the State-backed auto association's revised forecast amid the economy slowdown in the world's largest car market.  The Chinese government's anti-monopoly probe against luxury automobile manufacturers and dealers by the state backlashed against automakers contributed to the lower-than-expected growth rate. Further, both automakers and parts manufacturers in China experienced pricing pressure from 2014 to the present. The unusual volatility of the Chinese stock market since June 2015 also seemed to have certain negative impact on consumer sentiments. As a result, plastic fabricators have been seeking newer products utilizing lower cost raw materials and more cost-efficient formulations. The pricing of our products is determined with reference to the relatively lower average selling price in response to customer demand in China.

In order to stimulate the slowdown of the auto industry, on September 29, 2015, the Chinese government implemented a tax incentive policy of 50% reduction of the sales tax for eligible purchase of vehicles with engines of 1.6 liters and less.  This helped the recovery of vehicle sales in China for the fourth quarter of 2015.

(ii) Overseas market

For the year ended December 31, 2015, revenue from overseas market decreased by US$68.5 million, as a result of a decrease of 49.7% in sales volume mostly due to the ceasing supply during the second half of 2015 to the ROK customer, partially offset by 1.3% increase in the average USD selling price as compared with those of last year. The products sold in overseas market are mainly higher-end products such as PA66 and Plastic Alloys with much higher selling price for engine bonnet, oil pump, fuse hose and other higher-end auto engine related applications, high-end appliance components, and circuit boards etc. The Company expects continuing growth opportunities in oversea markets, including the ROK and Europe.

Fiscal 2014 Highlights

Revenues increased by 5.7% or US$59.8 million in 2014 as compared to 2013. This was due to approximately 0.6% increase in sales volume and 5.3 % increase in the average RMB selling price of our products.

In 2014, the Company developed its presence in the ROK by selling to a ROK customer primarily higher-end PA66 and plastic alloy products for an aggregate amount of US$140.1 million, which accounted for 12.6% of the total revenues for the year ended December 31, 2014.

The year-over-year increase of sales volume was primarily driven by the new business from the oversea market in the ROK.

Vehicle sales in China grew by 6.9% in 2014, missing the State-backed auto association's revised forecast amid the economy slowdown in the world's largest car market. The Chinese government's anti-monopoly probe against luxury automobile manufacturers by the state and dealers backlashed against automakers. Both contributed to the lower-than-expected growth rate. Further, both automakers and parts manufacturers in China experienced pricing pressure in 2014. As a result, plastic fabricators have been seeking newer products utilizing lower cost raw materials and more cost-efficient formulations. The pricing of the majority of our existing products remained stable while our newly launched products have relatively lower average selling price in response to customer demand in China. The Company has started marketing its higher-end products to customers overseas since early 2014 to better allocate its limited production capacity, diversify its business and reduce its concentration in the Chinese market. Although revenues from China declined in 2014 as compared to 2013, the increase of revenues from oversea market in the ROK more than offset such decline.

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

The following table summarizes the breakdown of revenues by categories in millions of US$:

(millions of US$, except the percentage)	Revenues For the Years Ended December 31,
	2015		Change	2014		Change		2013
	Amount	%	%	Amount	%	%		Amount	%
Modified Polyamide 66 (PA66)	219.1	21.9%	13.9%	192.4	17.4%	(1.6)%		195.5	18.6%
Modified Polyamide 6 (PA6)	203.5	20.4%	(8.8)%	223.1	20.1%	3.2%		216.2	20.6%
Plastic Alloy	350.6	35.1%	(12.4)%	400.3	36.0%	35.0%		296.6	28.2%
Modified Polypropylene (PP)	164.8	16.5%	(29.1)%	232.4	21.0%	(18.8	) %	286.3	27.2%
Modified Acrylonitrile butadiene styrene (ABS)	40.5	4.1%	10.1%	36.8	3.3%	13.6%		32.4	3.1%
Polyoxymethylenes (POM)	3.5	0.3%	(2.8)%	3.6	0.3%	28.6%		2.8	0.3%
Polyphenylene Oxide (PPO)	13.0	1.3%	(12.2)%	14.8	1.3%	8.8%		13.6	1.3%
Modified Polylactic Acid (PLA)	0	0%	n/a	0.0	0.0%	n/	a	-	-%
Raw Materials	3.4	0.3%	(52.8)%	7.2	0.6%	33.3%		5.4	0.5%
Others	0.8	0.1%	n/a	-	-	-		-	-
Sub-total	999.2	100.0%	(10.0)%	1,110.6	100.0%	5.9%		1,048.8	99.8%

After-sales Service	-	-%	%	-	-%	(100.0)%		2.0	0.2%
Total Revenues	999.2	100.0%	(10.0)%	1,110.6	100.0%	5.7%		1,050.8	100.0%

The following table summarizes the breakdown of metric tons (MT) by product mix:

Sales Volume For the Years Ended December 31,
2015	Change	2014	Change	2013
MT	%	%	MT	%	%	MT	%
Modified Polyamide 66 (PA66)	53,114	16.0%	43.6%	36,984	10.8%	3.4%	35,757	10.5%
Modified Polyamide 6 (PA6)	58,465	17.6%	18.2%	49,447	14.5%	17.8%	41,989	12.4%
Plastic Alloy	111,314	33.5%	(2.5)%	114,216	33.4%	8.9%	104,894	30.9%
Modified Polypropylene (PP)	88,508	26.6%	(26.5)%	120,385	35.3%	(14.3)%	140,505	41.3%
Modified Acrylonitrile butadiene styrene (ABS)	16,007	4.8%	15.3%	13,884	4.1%	23.5%	11,244	3.3%
Polyoxymethylenes (POM)	1,049	0.3%	0.9%	1,040	0.3%	11.8%	930	0.3%
Polyphenylene Oxide (PPO)	1,834	0.6%	(8.8)%	2,010	0.6%	7.5%	1,870	0.6%
Modified Polylactic Acid (PLA)	1	0.0%	n/a	1	0.0%	n/	a	-	-
Raw materials	1,852	0.6%	(47.9)%	3,553	1.0%	47.2%	2,413	0.7%
Total Sales Volume	332,144	100.0%	(2.7)%	341,520	100.0%	0.6%	339,602	100.0%

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

Gross Profit and Gross Margin

(in millions, except percentage)	For the Years Ended December 31,
	2015	Change	2014	Change	2013
Gross Profit	$181.4	(18.4)%	$222.4	(0.4)%	$223.4
Gross Margin	18.2%	(1.8)%	20.0%	(1.3)%	21.3%

Fiscal 2015 Highlights

Gross profit was US$181.4 million in the year ended December 31, 2015 compared to US$222.4 million in the same period of 2014, representing a decrease of 18.4%. Our gross margin decreased to 18.2% during the year of 2015 from 20.0% during the same period of 2014 primarily due to pricing pressure resulting from the slowdown of the auto industry in China and lower margin contribution from the overseas sales. The average RMB selling price of our products reduced by 5.5% for the year ended December 31, 2015 as compared to that of the prior year.

Fiscal 2014 Highlights

The year-over-year decrease in the gross margin percentage in 2014 compared to 2013 was driven by multiple factors including the following:

(i)	new and lower-margin modified PA6 and PA66 products that we developed in 2014 in response to customer demand;

(ii)	higher cost structures due to utilization of higher-end raw materials on certain products and flat production capacity to focus on product quality, partially offset by the favorable shift in sales mix to higher-end products with higher margins and sales to the Korean market;

(iii)	lower sales discount off the original prices to lower-end products such as Modified Polypropylene (PP) and Modified Acrylonitrile Butadiene Styrene (ABS);

(iv)	higher-end product sales (mainly PA6, PA66, POM, PPO and Plastic Alloy) accounting for 75.1% of our total revenues in 2014 as compared to 69.1% of that of the prior year;

(v)	the average 1.0% of sales discount off the original prices to lower-end products Modified Polypropylene (PP) and Modified Acrylonitrile Butadiene Styrene (ABS) in 2014 as compared to an average 5.8% discount off the original prices in 2013.

Fiscal 2013 Highlights

The year-over-year decrease in the gross margin percentage in 2013 compared to 2012 was primarily due to:

(i)	an average 5.8% discount on the listed prices in 2013 provided to our distributors as part of our marketing initiatives to increase our market share in East China and Southwest China. The discount is primarily aimed at further expanding into the East China and Southwest China market. As a result, revenues contribution from East China and Southwest China grew to 31.2% and 3.7% of our total sales in 2013 compared to 22% and nil in the same period of 2012, respectively.

(ii)	an increase in shipping expenses to US$16.0 million in 2013 from US$2.1 million in 2012. We started bearing the shipping expenses, which is a part of our marketing tactic to grow our market share since the first quarter of 2013. Such arrangement is expected to continue in the future.

General and Administrative Expenses

(in millions, except percentage)	For the Years Ended December 31,
	2015	Change	2014	Change	2013
General and Administrative Expenses	$23.8	15.5%	$20.6	26.4%	$16.3
as a percentage of revenues	2.4%	0.5%	1.9%	0.3%	1.6%

Fiscal 2015 Highlights

General and administrative (G&A) expenses were US$23.8 million in 2015 compared to US$20.6 million in 2014, representing an increase of 15.5%, or US$3.2 million. This increase is primarily due to the increase of (i) US$1.1 million of corporate events related expenses; (ii) US$0.7 million of travel expenses in connection with our business expansion; (iii) US$0.4 million of fixed assets depreciation; (iv) US$0.7 other miscellaneous expenses, and (v) US$0.3 million of payroll and welfare expense.

On a percentage basis, G&A expenses in 2015 were 2.4% of revenues, compared to 1.9% of the same period of 2014.

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

On a percentage basis, G&A expenses in 2014 were 1.9% of revenues, compared to 1.6% of the same period of 2013.

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

On a percentage basis, G&A expenses in 2013 was 1.6% of revenues, compared to 1.7% of the same period of 2012.

Research and Development Expenses

(in millions, except percentage)	For the Years Ended December 31,
	2015	Change	2014	Change	2013
Research and Development Expenses	$21.1	(28.2)%	$29.4	38.0%	$21.3
as a percentage of revenues	2.1%	(0.5)%	2.6%	0.6%	2.0%

Fiscal 2015 Highlights

Research and development expenses were US$21.1 million in 2015 compared with US$29.4 million in 2014, a decrease of US$8.3 million, or 28.2%, reflecting the Company's efforts to adjust research and development activities, terminate certain strategically unfit R&D projects earlier and shift to new products primarily for industrialized applications from automotive to other advanced fields such as ships, airplanes, high-speed rail, 3D printing materials, biodegradable plastics, and medical devices.

As of December 31, 2015, the number of ongoing research and development projects was 144. We expect to complete and commence to realize economic benefits on approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc. In 2015, the Company successfully launched 40 new automobile manufacturers certified products ("AMCP"), which increased its total number of AMCP to 361.

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

As of December 31, 2013, the Company had 96 products in the process of being certified by automotive and non-automotive manufacturers. The majority of the projects were in the field of modified plastics in automotive applications and the rest were in advanced fields such as ships, airplanes, high-speed rail, and medical devices.

Operating Income

Total operating income was US$135.0 million in 2015 compared to US$171.7 million in 2014 and US$185.6 million in 2013, representing a decrease of 21.4% or US$36.7 million in 2015, and a decrease of 7.5% or US$13.9 million in 2014. This decrease in 2015 was due to the lower gross profit, higher general and administration expenses and higher selling expenses, partially offset by the lower research and development expenses, while the decrease in 2014 was primarily due to lower gross profit and higher general and administrative expenses and research and development expenses.

Interest Income (Expenses)

(in millions, except percentage)	For the Years Ended December 31,
	2015	Change	2014	Change	2013
Interest Income	$8.2	(25.5)%	$11.0	61.8%	$6.8
Interest Expenses	(42.7)	2.9%	(41.5)	171.2%	(15.3)
Net Interest Expenses	$(34.5)	13.1%	$(30.5)	258.8%	$(8.5)
as a percentage of revenues	3.5%	0.8%	2.7%	1.9%	0.8%

Fiscal 2015 Highlights

Net interest expense was US$34.5 million in 2015, compared to net interest expense of US$30.5 million in 2014, primarily due to (i) an increase of US$1.8 million interest expenses resulting from the issuance of senior notes in 2014.  On February 4, 2014, Favor Sea Limited ("Favor Sea (BVI)"), a wholly owned subsidiary of the Company, issued US$150,000,000 aggregate principal amount of 11.75% Guaranteed Senior Notes due 2019 with issuance price of 99.080% (the "senior notes"). The senior notes bear interest at a rate of 11.75% per annum and the holding days with the senior notes in 2015 was 365 days compared to 331 days in 2014 led the interest expense increase; (ii) an decrease of US$2.8 million interest income due to the decrease of average deposit balance in the amount of US$308.1 million bearing a weighted average interest rate of 2.6% in 2015 compared to US$399.2 million bearing a weighted average interest rate of 2.7% in 2014, leading to the decrease of interest income;

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

Foreign Currency Exchange Gains (Losses)

(in millions, except percentage)	For the Years Ended December 31,
	2015	Change	2014	Change	2013
Foreign currency exchange gains (losses)	$(2.2)	15.8%	$(1.9)	(176.0)%	$2.5
as a percentage of revenues	0.2%	0.0%	0.2%	0.0%	0.2%

Foreign currency exchange losses were US$2.2 million in 2015, compared to US$1.9 million in 2014,  and foreign currency exchange gains of US$2.5 million in 2013 mostly due to the appreciation of US Dollar against RMB during 2014 and 2015 as China loosened the range RMB was allowed to fluctuate.

Gains/losses on foreign currency forward contracts

In 2015, the Company settled a foreign currency forward contract which was entered into to manage its exposure to foreign currency risks with a notional amount of US$50 million by receiving RMB4.1 million (equivalent to US$0.7 million) due to the appreciation of US dollars against Chinese Yuan.

In 2014, the Company settled a foreign currency forward contract which was entered into to manage its exposure to foreign currency risks with a notional amount of US$80 million by paying RMB6.6 million due to the appreciation of US dollars against Chinese Yuan in June, and had a change of fair value of loss of RMB15,000 for another foreign currency forward contract with a notional amount of US$50 million.

Income Taxes

(in millions, except percentage)	For the Years Ended December 31,
	2015	Change	2014	Change	2013
Income before Income Taxes	$101.9	(26.7)%	$139.0	(23.0)%	$180.5
Income Tax Expense	(18.2)	(0.5)%	(18.3)	(60.8)%	(46.7)
Effective income tax rate	17.9%	4.8%	13.1%	(12.8)%	25.9%

The effective income tax rate in 2015, 2014 and 2013 was 17.9%, 13.1% and 25.9%, respectively.  The effective income tax rate increased from 13.1% in 2014 to 17.9% in 2015, primarily due to less profit generated by Dubai Composites in 2015 compared with that of 2014, which was exempted from income taxes.  The effective income tax rate decreased from 25.9% in 2013 to 13.1% in 2014, primarily due to significant portion of the consolidated profit was generated by Dubai Composites which was established in 2014 and exempted from income taxes.

The effective income tax rate in 2015 differs from the PRC statutory income tax rate of 25% primarily due to (i) Sichuan Xinda's preferential income tax rate, exemption of income tax for the income earned by Dubai Composites and R&D additional deduction of HLJ Xinda Group and Sichuan Xinda, partially offsetting by (i) non-deductible stock-based compensation expenses; (ii) increase of valuation allowances against deferred income tax assets of certain subsidiaries, which were at cumulative loss position.

The effective income tax rate in 2014 differs from the PRC statutory income tax rate of 25% primarily due to (i) Sichuan Xinda's preferential income tax rate and exemption of income tax for the income earned by Dubai Composites, partially offsetting by (i) increase of valuation allowances against deferred income tax assets of certain subsidiaries, which were at cumulative loss position and (ii) effect of non-deductible expenses.

The effective income tax rate of 25.9% in 2013 differs from the PRC statutory income tax rate of 25% primarily due to (i) non-deductible stock-based compensation expenses and (ii) subpart F income for controlled foreign operations, partially offset by the preferential income tax rate of 15% enjoyed by Sichuan Xinda.

Our PRC and Dubai subsidiaries have US$408.1 million of cash and cash equivalents, restricted cash and time deposits as of December 31, 2015, which are planned to be indefinitely reinvested in the PRC and Dubai. The distributions from our PRC and Dubai subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries. In addition, due to our policy of indefinitely reinvesting our earnings in Dubai, UAE, we have not provided for deferred income tax liabilities related to Dubai Composites in Dubai, UAE, on undistributed earnings.

Net Income

As a result of the above factors, we had a net income of US$83.7 million in 2015, compared to US$120.7 million in 2014 and US$133.8 million in 2013.

Selected Balance Sheet Data as of December 31, 2015 and 2014:

	2015	2014	Change
(in millions, except percentage)			Amount	%
Cash and cash equivalents	119.9	45.5	74.4	163.5%
Restricted cash	50.9	12.5	38.4	307.2%
Time deposits	237.6	238.5	(0.9)	(0.4)%
Accounts receivable, net of allowance for doubtful accounts	234.5	204.0	30.5	15.0%
Inventories	294.7	249.8	44.9	18.0%
Prepaid expenses and other current assets	15.7	11.3	4.4	38.9%
Property, plant and equipment, net	571.7	318.3	253.4	79.6%
Land use rights, net	24.5	11.9	12.6	105.9%
Prepayments to equipment and construction suppliers	183.2	182.2	1.0	0.5%
Other non-current assets	19.0	21.3	(2.3)	(10.8)%
Total assets	1,752.0	1,295.5	456.5	35.2%
Short-term bank loans, including current portion of long-term bank loans	284.3	99.7	184.6	185.2%
Bills payable	33.5	43.4	(9.9)	(22.8)%
Accounts payable	257.4	152.1	105.3	69.2%
Income taxes payable, including noncurrent portion	28.0	17.3	10.7	61.8%
Accrued expenses and other current liabilities	141.0	24.5	116.5	475.5%
Long-term bank loans, excluding current portion	107.5	174.3	(66.8)	(38.3)%
Notes payable	145.6	144.4	1.2	0.8%
Deferred income	62.0	-	62.0	N/A
Redeemable Series D convertible preferred stock	97.6	97.6	-	-
Stockholders' equity	578.0	525.3	52.7	10.0%

Our financial condition continued to improve as measured by an increase of 10.0% in stockholders' equity as of December 31, 2015 compared to the prior year. Cash and cash equivalents, restricted cash and time deposits increased by 37.7% due to cash flows provided by operating activities and increase of short-term and long-term bank loans of US$117.8 million, to meet the need in the capital expenditures, partially offset by the purchase of and prepayments for property, plant and equipment. Inventories increased by 18.0% as a result of more purchases made by the Company to take advantage of the lower purchase price of the raw materials and the Company's strategy to stock up the inventory. Increase of deferred income was due to RMB403.6 million (equivalent to US$62.0 million) government grant from authorities in Sichuan Province for the construction of our 4th production base in Sichuan Province. The aggregate short-term and long-term bank loans and notes payable increased by 28.4% due to utilization of existing lines of credit. We believe our current debt level is manageable.  We defined the manageable debt level as the sum of aggregate short-term and long-term loans, and notes payable over the total assets. Accounts payable and bills payable increased by 48.8% due to utilizing an extension of purchase credit term.  As of December 31, 2015, notes payable was US$145.6 million relating to the 11.75% guaranteed senior notes due in 2019, net of discount.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production lines. We have financed these requirements primarily from cash generated from operations, bank borrowings and the issuance of our convertible preferred stocks and debt financings. As of December 31, 2015 and 2014, we had US$119.9 million and US$45.5 million, respectively, in cash and cash equivalents, which were primarily deposited with banks in China (including Hong Kong and Macau). As of December 31, 2015, we had US$ 284.3 million outstanding short-term bank loans (including the current portion of long-term bank loans), including US$64.6 million unsecured loan and US$43.0 million loans secured by accounts receivable, US$27.1 million loans secured by restricted cash, and US$149.6 long-term bank loans that due in one year.  We also had US$107.5 million long-term bank loans (excluding the current portion), including US$46.0 million loans secured by long-term deposits and US$61.5 million unsecured loan. Short-term and long-term bank loans in total bear a weighted average interest rate of 4.2% per annum and do not contain any renewal terms. We have historically been able to make repayments when due.  In addition, the Company has US$145.6 million of 11.75% guaranteed senior notes due in 2019.

A summary of lines of credit and the remaining line of credit as of December 31, 2015 is as below:

(in millions)	December 31, 2015
	Lines of Credit, Obtained			Remaining Available
Name of Financial Institution	Date of Approval	RMB	USD	USD
Bank of Communications	December 09, 2014	300.0	46.1	0.3
Bank of Longjiang, Heilongjiang	June 29, 2015	300.0	46.1	0
Bank of China	April 28, 2015	1,394.5	214.3	75.4
HSBC	September 2, 2014	618.1	95.0	78.4
Agriculture Bank of China	June 27, 2015	260.0	40.0	30.7
China Construction Bank	December 25, 2013	300.0	46.1	23.1
ICBC	October 28, 2015	500.0	76.9	72.2
Subtotal (credit term<=1 year)		3,672.6	564.5	280.1
Bank of China	April 28, 2015	957.4	147.2	61.2
Agriculture Bank of China	September 2, 2014	140.0	21.5	-
Subtotal (credit term>1 year)		1,097.4	168.7	61.2
Total		4,770.0	733.2	341.3

We have historically been able to make repayments when due. As of December 31, 2015, we have contractual obligations to pay (i) lease commitments in the amount of US$5.0 million, including US$1.5 million due in one year; (ii) equipment acquisition and facility construction in the amount of US$127.4 million; (iii) long-term bank loan in the amount of US$274.0 million (including principals and interests); and (iv) notes payable in the amount of US$211.7 million (including principals and interests).

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

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2015, 2014, and 2013:

	Years Ended December 31,
	2015	2014	2013
(in millions, except percentage)
Net cash provided by operating activities	227.4	148.7	115.6
Net cash used in investing activities	(280.3)	(299.3)	(249.9)
Net cash provided by financing activities	131.7	99.4	143.2
Effect of foreign currency exchange rate changes on cash and cash equivalents	(4.4)	1.1	2.8
Net increase (decrease) in cash and cash equivalents	74.4	(50.1)	11.7

FY 2015 Highlights

Operating Activities

Net cash provided by operating activities increased by US$78.7 million for the year ended December 31, 2015 from US$148.7 million for the year ended December 31, 2014, primarily due to (i) the decrease of approximately US$267.5 million in operating cash payment, including raw material purchases, rental and personnel costs for the year ended December 31, 2015, (ii) the decrease of US$20.3 million in income tax payments, (iii) the increase of US$3.6 million received from government grant and (iv) cash received of US$0.6 million in 2015 as a result of exercise of forward contract whereas cash payment of US$1.1 million in 2014 which led to increase of US$1.7 million partially offset by (v) the decrease of approximately US$208.1 million cash collected from our customers and (vi) the increase of US$6.6 million interest payments for the year ended December 31, 2015.

Investing Activities

Net cash used in the investing activities was US$280.3 million for the year ended December 31, 2015 compared to US$299.3 million for the same period of last year, mainly due to (i) the decrease of US$152.7 million purchase of time deposits, (ii) the decrease of US$66.7 million purchase of property, plant and equipment, (iii) the increase of US$11.5 million government grant related to the construction of Sichuan plant, partially offset by (iv) the decrease of US$199.4 million proceeds from maturity of time deposits, and (v) the increase of US$12.5 million acquisition of land use right for the year ended December 31, 2015.

Financing Activities

Net cash provided by the financing activities was US$131.7 million for the year ended December 31, 2015, as compared to US$99.4 million for the same period of last year, primarily as a result of (i) ) the decrease of US$492.4 million repayments of bank borrowings, (ii) ) the decrease of US$4.7 million issuance costs paid, partially offset by (iii) the decrease of US$293.4 million borrowings of bank loans, (iv) the decrease of US$148.4 million proceeds from senior notes issued, (v) the increase of US$12.5 million of placement of restricted cash as collateral for bank borrowings, (vi)  the decrease of US$10.0 million release from restricted cash as collateral for bank borrowings, and (vii) the decrease of US$0.6 million proceeds from exercise of Series A investor warrants.

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

As of December 31, 2015, our cash and cash equivalents balance was US$119.9 million, compared to US$45.5 million at December 31, 2014.

Days Sales Outstanding ("DSO") has increased from 77 days for the year ended December 31, 2014 to 78 days for the year ended December 31, 2015  DSO in the PRC was shorter than the overall level, which was negatively affected by longer DSO overseas because of prolonged cash collection from the customer in the ROK. The DSO for domestic market has decreased from 81 days for the year ended December 31, 2014 to 76 days for the year ended December 31, 2015 while the DSO for ROK customer has increased from 55 days for the year ended December 31, 2014 to 107 days for the year ended December 31,2015. While our DSO overseas was longer than our overall level due to longer collection period from the ROK customer in 2015, we have collected all outstanding accounts receivable from the ROK customer as of December 31, 2015 and believe that our DSO in PRC is still well below industry average Industry Standard Customer and Supplier Payment Terms (days) as below:

	Year ended December 31, 2015	Year ended December 31, 2014 and 2013
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Purchase Credit Term	Payment in advance/up to 90 days	Payment in advance/up to 60 days

Inventory turnover days has increased from 80 days for the year ended December 31, 2014 to 120 days for the year ended December 31, 2015 due to inventory of raw materials buildup in anticipation of increasing demand from our customers, especially those located in longer distance.

The Company extended its credit terms with major suppliers from 60 days in 2014 to 90 days in 2015, in order to better manage its operating cash flows.  Turnover days of payables have increased from 56 days for the year ended December 31, 2014 to 90 days for the year ended December 31, 2015.

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

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of December 31, 2015 are as follows:

Contractual obligations	Total	Payment due less than 1 year	1 – 3 years	3-5 years	More than 5 years
Lease commitments	4,950,092	1,469,537	2,222,368	227,042	1,031,145
Purchase of land use rights, plant equipment, and construction in progress (3) (4) (5)	127,369,737	127,083,376	286,361	-	-
Long-term bank loans (1)	273,975,994	158,171,684	72,234,217	43,570,093	-
Notes payable (2)	211,687,500	17,625,000	35,250,000	158,812,500	-
Total	617,983,323	304,349,597	109,992,946	202,609,635	1,031,145

(1)  Includes interest of US$ 16.9 million accrued at the interest rate under the loan agreements. For borrowings with a floating rate, the most recent rate as of December 31, 2015 was applied.

(2)  On February 4, 2014, Favor Sea (BVI), a wholly owned subsidiary of the Company, issued US$150,000,000 aggregate principal amount of 11.75% Guaranteed Senior Notes due 2019 with issuance price of 99.080% (the "Notes"). The Notes bear interest at a rate of 11.75% per annum, payable on February 4 and August 4 of each year, commencing August 4, 2014. The Notes will mature on February 4, 2019.

(3)  On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion in property, plant and equipment and approximately RMB0.6 billion in working capital, for the construction of Sichuan plant.  As of December 31, 2015, the Company has a remaining commitment of RMB137.2 million (equivalent to US$21.1 million) mainly for facility construction, and RMB17.9 million (equivalent to US$2.8 million) for the acquisition of equipment.

(4)  On January 5, 2015, AL Composites entered into an equipment purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of US$271.2 million to purchase certain production and testing equipment.  As of December 31, 2015, the Company has a commitment of US$101.2 million for the remaining equipment acquisition. On April 28, 2015, AL Composites entered into a warehouse construction contract with Falcon Red Eye Contracting Co. L.L.C. for a total consideration of AED6.7 million (equivalent to US$1.8 million). As of December 31, 2015, the Company has a remaining commitment of US$0.9 million.

(5)  As of December 31, 2015, HLJ Xinda Group has a remaining commitment of RMB 8.9 million (equivalent to US$ 1.4 million) for the acquisition of equipment, including 3D printer and storage racks

Off-Balance Sheet Arrangements

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

A hypothetical 1.0% increase in the annual interest rate for all of our credit facilities under which we had outstanding borrowings as of December 31, 2015 would decrease income before income taxes by approximately US$5.4 million for the year ended December 31, 2015. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

Majority of our revenues are collected in and our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the US$1.00 until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the People's Bank of China allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. The People's Bank of China allowed the RMB and U.S. dollar exchange rate to fluctuate within 1% on April 16, 2012 and 2% on March 17, 2014 respectively. On December 31, 2015, the RMB traded at 6.5060 RMB to 1.00 U.S. dollar.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our assessment, the CEO and the CFO determined that, as of December 31, 2015, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Notwithstanding management's assessment that our internal control over financial reporting was ineffective as of December 31, 2015 due to the material weakness described below under Management's Report on Internal Control Over Financial Reporting, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on a framework established in Internal Control- Integrated Framework (2013) issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO) as of December 31, 2015. Based on such evaluation, our management, including the CEO and CFO, has concluded that the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) as of December 31, 2015 is ineffective. This assessment identified one material weakness related to lack of sufficient accounting and financial reporting personnel to formalize certain key controls over the financial reporting process and report financial reporting information based on generally accepted accounting principles and SEC reporting requirements.

The Company's independent registered public accounting firm has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2015, as stated in their report appearing herein under Item 9A(b) of this Annual Report on Form 10-K. Our independent registered public accounting firm has issued an adverse opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

During the twelve months ended December 31, 2015, our efforts to improve our internal controls over financial reporting (1) external training of U.S. GAAP and SEC reporting by qualified entities to our accounting staff, (2) recruiting qualified accounting staff in AL Composites with requisite expertise and knowledge to help improve our internal control procedures, (3) adopting internal policies and approval and supervision procedures governing financial reporting, (4) adopting procedures to evaluate and assess performance of directors, officers and employees of the Company, (5) internal meetings, discussions, trainings and seminars periodically to review and improve our internal control procedures. We plan to improve on the above-referenced weakness by the end of the fiscal year ending December 31, 2016.

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

We have audited China XD Plastics Company Limited's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  China XD Plastics Company Limited's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company's lack of sufficient accounting and financial reporting personnel has been identified and included in management's assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of China XD Plastics Company Limited and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2015. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2015 financial statements, and this report does not affect our report dated March 15, 2016, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, China XD Plastics Company Limited has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG Huazhen LLP
Beijing, China
 March 15, 2016

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

Our current directors and executive officers are as follows:

Name	Age	Title	Date of Initial Appointment
Jie Han	50	Chief Executive Officer and Chairman of the Board of Directors	December 31, 2008
Taylor Zhang	37	Chief Financial Officer and Director	May 14, 2009
Qingwei Ma	41	Chief Operating Officer and Director	December 31, 2008
Lawrence W. Leighton (1)(2)(3)	81	Independent Director	May 14, 2009
Feng Li (1)(2)(3)	53	Independent Director	November 14, 2012
Linyuan Zhai (1)(2)(3)	66	Independent Director	May 14, 2009
Homer Sun (2)(4)	44	Independent Director	January 1, 2012
Jun Xu(4)	40	Independent Director	September 28, 2011
Junjie Ma	40	Chief Technology Officer	May 26, 2009

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

Taylor Zhang. Mr. Zhang has over 13 years of experience in finance and operation in a broad range of industries. From May 2008 to March 2009, Mr. Zhang served as Chief Financial Officer of Advanced Battery Technologies, Inc. From 2007 to 2008, he served as Executive Vice President of Finance of China Natural Gas, Inc.. From 2005 to 2007, Mr. Zhang worked as a research analyst in New York Private Equity. From 2000 to 2002, he was employed as Finance Manager by Datong Thermal Power Limited. Mr. Zhang contributes to our Board of Directors with extensive experience in finance and operations. He holds a MBA from University of Florida and a Bachelor's Degree in mechanical and electronic engineering from Beijing Technology and Business University.

Qingwei Ma. Mr. Ma has been employed as General Manager of Harbin Xinda since it was founded in 2004. In 2008, he was promoted to Chief Operating Officer and appointed to the Board of Directors. Prior to joining Harbin Xinda, Mr. Ma was employed for six years by Harbin Xinda Nylon Factory as Manager of Quality Assurance, then as Manager of Research and Development, and finally as Production Manager. In 1997, Mr. Ma was awarded a bachelor's degree by the Northern China Technology University, where he specialized in the chemical engineering of high polymers. Mr. Ma has 17 years of experiences in the modified plastics industry and contributes to our Board of Directors with such extensive experience. He also published two articles in China's key journals in the areas of modified plastic industry. In 2001, Mr. Ma was selected as "Harbin Quality Work Advanced Enterprise and Advanced Worker" and in 2004, he was awarded the Heilongjiang First Professional Manager Qualification Certificate. One of his inventions, "compound nano modified materials dedicated to the automobile bumper," won the "Science and Technology Progress Awards" issued by Harbin Municipality.

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

Linyuan Zhai.  Mr. Zhai, 66, worked for China FAW Group Corporation for 37 years and has and contributes to our Board of Directors with extensive experience in terms of technology, production, and business management. He is one of the pioneers and outstanding contributors of FAW Group's success. Since 2000, Mr. Zhai has served as general manager of FAW Sihuan Products Co., Ltd., an automobile manufacturing company. From August 1998 to December 2000, Mr. Zhai was the manufacturing section chief at FAW Sihuan Head Office.  From August 1992 to August 1998, Mr. Zhai was the factory manager at FAW Sihuan Auto Warm Air Blower Factory. In 2000, as deputy general manager, Mr. Zhai successfully led the initial public offering of Four Ring Company, a subsidiary of FAW Group, a leader in the vehicle manufacturing industry based in China. Mr. Zhai received his business management degree from Changchun University.

Homer Sun. Mr. Sun, 44, is the Chief Investment Officer of Morgan Stanley Private Equity Asia and leads the fund's China Investments.  Mr. Sun is also a Managing Director at Morgan Stanley and has been at the Firm since 2000 and serves on Morgan Stanley's China Management Committee, which is comprised of the Morgan Stanley's senior business leaders within China.  Mr. Sun currently serves as a director on the boards of several Chinese companies, including Sihuan Pharmaceuticals Group, Tianhe Chemicals Group and Nature Home.  Prior to joining Morgan Stanley, Mr. Sun practiced as a mergers and acquisitions lawyer with the law firm Simpson Thacher & Bartlett in New York and Hong Kong from 1996 to 2000.  Mr. Sun received a B.S.E. in Chemical Engineering magna cum laude from the University of Michigan and a J.D. cum laude from the University of Michigan Law School.

Jun Xu. Mr. Xu, 40, is a Managing Director of Morgan Stanley. Mr. Xu joined Morgan Stanley Private Equity Asia in 2008 after spending six years in investment banking advising Chinese clients on financing transactions and cross-border mergers and acquisitions. Prior to joining Morgan Stanley in 2005, he was with Goldman Sachs in Hong Kong SAR from 2002 to 2005. Mr. Xu focuses on the group's private equity transactions in China. Mr. Xu currently serves as a director on the boards of companies including Morgan Stanley (China) Private Equity Investment Management Co., Ltd., Dashenlin Medical Group Co., Ltd., Shanghai SVG Yonghui Fresh Foods Co., Ltd., Shanghai Shangshu Agr-Byproducts Co., Ltd., and Inner Mongolia Kerchin Cattle Industry Co., Ltd.  Mr. Xu is a native Chinese and is based in Hong Kong SAR. Mr. Xu contributes to our Board of Directors with a broad range of transactional experience. Mr. Xu received dual Bachelor Degrees in both international trade and computer science magna cum laude from Shanghai Jiaotong University and an M.B.A. with honors from the University of Michigan.

Feng Li. Mr. Li, 53, is a deputy director at Plastics Processing R&D Center of Beijing Research Institute of the Chemical Industry, as well as a member of the Science and Technology Committee of Beijing Research Institute of the Chemical Industry. He has and contributes to our Board of Directors substantial experience in technology, production, and business management in the chemical industry. Under his leadership in various senior roles including Vice General Manager, Director, and Chief Engineer, responsible for project design, investment, management and finance, Mr. Li successfully launched and operated several joint ventures between Beijing Chemical Industry Research Institute (Group), a subsidiary of China Petroleum & Chemical Corp (Sinopec), the largest refiner in Asia, and Jiangnan Mould & Plastic Co. Ltd., Shenzhen Petrochemical and Plastics Co. Ltd., Suzhou Anli Chemical Co., Ltd., and others. Mr. Li is also on the committee of Venture Capital for Innovative Small-Medium size Enterprises under the Ministry of Science and Technology of the People's Republic of China. Mr. Li received a B.S. in polymer material from Nanjing Institute of Chemical Technology and a Master's Degree from Beijing University of Chemical Technology. Mr. Li also attended MBA program at China Sinopec Management Institute of Business Administration and studied as an exchange scholar at the University of Technology in Sydney, Australia.

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

Meetings of the Board of Directors

The Board of Directors held 5 meetings during 2015. No director attended fewer than 75% of the meetings of the Board of Directors. No director attended less than 75% of any meeting of a committee of which the director was a member in fiscal year 2015.

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

The Audit Committee held 5 meetings during 2015. The members of the Audit Committee during 2015 were Lawrence Leighton, Feng Li and Linyuan Zhai. Mr. Leighton served as the Chairman of the Audit Committee. Each of the above-listed Audit Committee members were or are considered "independent" under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, as determined by the Board of Directors.

Our Board of Directors has determined that we have at least one audit committee financial expert, as defined in the Exchange Act, serving on our Audit Committee. Lawrence Leighton is the "audit committee financial expert" and is an independent member of our Board of Directors.

AUDIT COMMITTEE REPORT

The Audit Committee has reviewed and discussed our consolidated financial statements for the fiscal year ended December 31, 2015, including significant accounting policies applied by the Company in its consolidated financial statements, as well as alternative treatments with management and the Company's independent registered public accounting firm.  The Committee has discussed with the independent registered public accounting firm all matters required by the standards of the Public Company Accounting Oversight Board (the "PCAOB"), including those described in Auditing Standard No. 16, Communications with Audit Committees.

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

Based on the Audit Committee's review of the matters noted above and its discussions with our independent registered public accounting firm and our management, the Audit Committee recommended to the Board of Directors that the financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Respectfully submitted by:

Lawrence Leighton (Chair)

Feng Li

Linyuan Zhai

Nominating Committee

The Nominating Committee was established on May 26, 2009.  The purpose of the Nominating Committee is to assist the Board of Directors in identifying qualified individuals to become members of the Board of Directors, in making recommendations to the Board of Directors as to the independence of each director, in monitoring significant developments in the law and practice of corporate governance and of the duties and responsibilities of directors of public companies, and in leading the Board of Directors in any annual performance self-evaluation, including establishing criteria to be used in connection with such evaluation.  The Nominating Committee held 2 meeting during 2015.

The members of the Nominating Committee during 2015 were Lawrence Leighton, Feng Li and Linyuan Zhai. Mr. Zhai served as the Chairman of the Nominating Committee.  Each of the above-listed Nominating Committee members is considered "independent" under the current independence standards of NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, as determined by the Board of Directors.

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

The Compensation Committee discharges the Board of Directors' responsibilities relating to compensation of the Company's executive officers and administers our 2009 Stock Incentive Plan. The Committee has overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the Company. The Compensation Committee held three meeting during 2015.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Such persons also are required to furnish our company with copies of all Section 16(a) forms they file.  Based solely on our review of copies of such forms received by us, we believe that during the fiscal year 2015, all of the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following is a discussion and analysis of our named executive officer compensation program for the year ended December 31, 2015 detailing what we pay to our named executive officers and how our compensation objectives and policies help achieve our business objectives.

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

Number of Shares of Common Stock Available Under the Plan

The Board of Directors has reserved 7,800,000 shares of the common stock for issuance under the Plan. As of December 31, 2015, 3,789,376 stock awards and 670,500 stock options have been granted under the Plan. Currently, approximately 105 employees and directors are eligible to participate in the Plan.

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

In 2015, pursuant to the Company's 2010 Executive Compensation Program which sets forth cash and stock compensation of the Company's executives and directors, including the Company's named executive officers, the executive officers are entitled to receive compensation as follows:

Compensation for Mr. Jie Han, the Company's Chief Executive Officer: For fiscal year 2015, Mr. Han is entitled to a base salary of $40,659 (RMB 256,000) per month from January to December. In addition, Mr. Han may receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year.

Compensation for Mr. Taylor Zhang, the Company's Chief Financial Officer:  For fiscal year 2015, Mr. Zhang is entitled to a monthly base salary of $18,060. On August 7, 2010, Mr. Zhang received options to purchase up to 100,000 shares of the Company's common stock at the exercise price of $8.01 per shares and 14,000 non-vested shares under our 2009 Stock Option / Stock Issuance Plan. One-third of the stock options shall vest on each anniversary of the grant date over a three-year period. The non-vested shares will vest on the third anniversary of the grant date. Mr. Zhang didn't exercise the options, which expired in 2013. On August 7, 2013,  August 7, 2014 and August 8, 2015, Mr. Zhang received 14,000, 17,220 and 20,440 non-vested shares, respectively, under our 2009 Stock Option/Stock Issuance Plan.  The restricted shares shall vest on the third anniversary of the grant date. In addition, Mr. Zhang may receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year.

Compensation for Mr. Qingwei Ma, the Company's Chief Operating Officer:  For fiscal year 2015, Mr. Ma is entitled to a base salary of $17,947 (RMB 113,000) per month from January to December. On August 7, 2010, Mr. Ma was granted options to purchase up to 75,000 shares of the Company's common stock at the exercise price of $8.01 per share and 12,000 non-vested shares under our 2009 Stock Option / Stock Issuance Plan. One-third of the stock options shall vest on each anniversary of the grant date over a three-year period. The non-vested shares will vest on the third anniversary of the grant date. Mr. Ma didn't exercise the options, which expired in 2013. On August 7, 2013, August 7, 2014 and on August 7, 2015, Mr. Ma received 14,000, 17,220 and 20,440 non-vested shares, respectively, under our 2009 Stock Option/Stock Issuance Plan. The restricted shares shall vest on the third anniversary of the grant date. In addition, Mr. Ma may receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year.

Compensation for Mr. Junjie Ma, the Company's Chief Technology Officer:  For fiscal year 2015, Mr. Ma is entitled to a base salary of $7,782 (RMB49,000) per month from January to December. On August 7, 2010, Mr. Ma was granted options to purchase up to 25,000 shares of the Company's common stock at the exercise price of $8.01 per share and 8,000 non-vested shares under our 2009 Stock Option / Stock Issuance Plan. One-third of the stock options shall vest on each anniversary of the grant date over a three-year period. The non-vested shares will vest on the third anniversary of the grant date. Mr. Ma didn't exercise the options, which expired in 2013. On August 7, 2013, August 7, 2014 and on August 7, 2015, Mr. Ma received 13,530, 16,060 and 18,590 non-vested shares, respectively, under our 2009 Stock Option/Stock Issuance Plan. The restricted shares shall vest on the third anniversary of the grant date. In addition, Mr. Ma may receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this filing on Form 10-K with management. Based on the Compensation Committee's review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for filing with the SEC.

Respectfully submitted,

COMPENSATION COMMITTEE

Lawrence W. Leighton
Feng Li
Linyuan Zhai
Homer Sun

The following table is a summary of the compensation paid to our executive officers for the two years ended December 31, 2015, 2014 and 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compens- ation ($)	Total ($)

Jie Han,	2015	487,913	-	-	-	-	-	-	487,913
CEO	2014	456,729	498,604	-	-	-	-	-	955,333
	2013	282,762							282,762

Qingwei Ma,	2015	268,858		122,844	-	-	-	-	391,702
COO	2014	259,284	166,867	73,076	-	-	-	-	499,227
	2013	198,990		67,536	11,149				277,675

Taylor Zhang,	2015	216,720	-	122,844	-	-	-	-	339,564
CFO and Secretary to the Board of Directors	2014	211,414	-	73,076	-	-	-	-	284,490
	2013	143,316	44,088	64,920	14,865				267,189

Junjie Ma,	2015	128,948	-	111,726					240,674
CTO	2014	117,334	41,137	62,787					221,258
	2013	138,711	-	50,664					189,375

Rujun Dai	2015	55,464	-	60,040	-				115,504
General Manager of HLJ Xinda Group	2014	35,257	10,812	-	-				46,069
	2013	30,495	-	-	-				30,495

(1)	Stock and option awards represent the amount of stock compensation expense recognized in 2015, 2014 and 2013 in accordance with FASB ASC 718.

The following is a summary of all options, unvested stock and equity incentive plans for our executive officers for the year ended December 31, 2015.

GRANTS OF PLAN-BASED AWARDS

	Grant Date (Grant	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan (2)			All Other Stocks Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option Awards
Name	Approval Date) (1)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Option Awards
Jie Han, CEO		-	-	-	-	-	-	-	-	-
Taylor Zhang, CFO and Secretary to the Board of Directors	August 7, 2015	-	-	-	-	-	-	20,440	-	-	122,844
Qingwei Ma, COO	August 7, 2015	-	-	-	-	-	-	20,440	-	-	122,844
Junjie Ma, CTO	August 7, 2015	-	-	-	-	-	-	18,590	-	-	111,726
Rujun Dai General manager of HLJ Xinda Group		-	-	-	-	-	-	9,990	-	-	60,040

(1)	The "Grant Approval Date" is the date on which our Board of Directors approved the grant.
(2)	The Company's equity incentive plan does not provide for thresholds or maximums; the amounts listed represent the actual awards to the named executive officers for fiscal 2014.
(3)	These awards represent restricted stock units granted to the individual pursuant to the Company's 2009 Stock Option / Stock Issuance Plan, as amended, for services rendered to the Company. The Shares shall vest on the date that is three years after August 7, 2014, the date on which our Board of Directors approved such grant. No purchase price was paid for these awards.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of stock or units of stock that have not vested ($)
Jie Han, CEO	-	-	-	-	-	-	-
Taylor Zhang, CFO and Secretary to the Board of Directors	-	-	-	-	-	51,660	271,491
Qingwei Ma, COO	-	-	-	-	-	51,660	271,491
Junjie Ma, CTO	-	-	-	-	-	48,180	252,403
Rujun Dai, General Manager of HLJ Xinda Group	-	-	-	-	-	18,910	102,510

Options Exercised and Stock Vested

The following table shows stock option exercises by the named executive officers during the last fiscal year, including the aggregate value realized upon exercise. This represents the excess of the fair market value, at the time of exercise, of the common stock acquired at exercise over the exercise price of the options. In addition, the table shows the number of shares of restricted stock held by the named executive officers that vested during the last fiscal year, including the aggregate value realized upon vesting.

Option Exercises and Stock Vested—Fiscal 2015

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Jie Han	-	-	-	-
Qingwei Ma	-	-	-	-
Taylor Zhang	-	-	-	-
Junjie Ma	-	-	-	-
Rujun Dai	-	-	-	-

Pension Benefits

The following table shows the actuarial present value of the pension benefit for the named executive officers as of December 31, 2015.

Pension Benefits—Fiscal 2015

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Fiscal 2015 ($)
Jie Han	-	-	-	-
Qingwei Ma	-	-	-	-
Taylor Zhang	-	-	-	-
Junjie Ma	-	-	-	-
Rujun Dai	-	-	-	-

Employment Agreements

All of our officers have entered into employment agreements with the Company.

On December 31, 2011, Jie Han and China XD's subsidiary, HLJ Xinda Group, entered into an employment agreement and an employment memorandum, pursuant to which Mr. Han received a monthly salary of RMB256,000 (approximately US$40,659) from January to December for 2015.  Also, Mr. Han will receive an annual bonus of RMB 3,072,000 (approximately US$487,913), which amount is subject to the Company's achievement of the corresponding year's performance goals.  The calculation of the annual performance-based salary is based on a method set forth in HLJ Xinda Group's compensation management policy.  The term of employment is five years beginning on January 1, 2012.  The employer and employee may reach consent and terminate Mr. Han's employment with HLJ Xinda Group, and HLJ Xinda Group may have the right to unilaterally terminate Mr. Han's employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice.

On December 31, 2011, Taylor Zhang and HLJ Xinda Group entered into an employment agreement and an employment memorandum, pursuant to which Mr. Zhang received a monthly salary of US$18,060 and awards of shares of China XD's common stock and options to purchase shares of China XD's common stock, as determined by the Compensation Committee of the Board of Directors. The term of employment is five years beginning on January 1, 2012.  The employer and employee may reach consent to terminate Mr. Zhang's employment with HLJ Xinda Group at any time and HLJ Xinda Group has the right to unilaterally terminate Mr. Zhang's employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice.  The employment agreement entered into between Mr. Zhang and Favor Sea (US) Inc., a China XD's subsidiary, on May 1, 2009 was terminated by a termination agreement executed by and among Mr. Zhang, Favor Sea (US) Inc. and HLJ Xinda Group on December 31, 2011.

On December 31, 2011, Qingwei Ma and HLJ Xinda Group entered into an employment agreement and an employment memorandum, pursuant to which Mr. Ma received a monthly salary of RMB113,000 (approximately US$17,947 from January to  December 2015.  Also, Mr. Ma will receive a performance based bonus of RMB2,382,000 (approximately US$378,323), which amounts are subject to the Company's achievement of the corresponding year's performance goals.  The calculation of the annual performance-based salary is based on a method set forth in the HLJ Xinda Group's compensation management policy.  The term of employment is five years beginning on January 1, 2012.  The employer and employee  may reach consent to terminate Mr. Ma's employment with HLJ Xinda Group at any time and HLJ Xinda Group  has the right to unilaterally terminate Mr. Ma's employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice. That employment agreement entered into between Mr. Ma and Harbin Xinda on January 1, 2010 was terminated by a termination agreement executed by and among Mr. Ma, Harbin Xinda and HLJ Xinda Group on December 31, 2011.

On December 31, 2011, Junjie Ma and HLJ Xinda Group entered into an employment agreement and an employment memorandum, pursuant to which Mr. Ma received a monthly salary of $7,782 (RMB49,000) per month from January to December, 2015.  In addition, Mr. Ma will receive a performance based bonus of  RMB963,000 (approximately US$152,949), which amounts are subject to the Company's achievement of the corresponding year's performance goals.  The calculation of the annual performance-based salary is based on a method set forth in the HLJ Xinda Group's compensation management policy.  The term of employment is five years beginning on January 1, 2012.  The employer and employee may reach consent to terminate Mr. Ma's employment with HLJ Xinda Group  at any time and HLJ Xinda Group has the right to unilaterally terminate Mr. Ma's employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice.

On December 31, 2011, Rujun Dai and HLJ Xinda Group entered into an employment agreement and an employment memorandum, pursuant to which Mr. Dai received a monthly salary of $3,335 (RMB21,000) per month from January to December, 2015.  In addition, Mr. Dai will receive a performance based bonus of RMB417,000 (approximately US$66,230), which amounts are subject to the Company's achievement of the corresponding year's performance goals.  The calculation of the annual performance-based salary is based on a method set forth in the HLJ Xinda Group's compensation management policy.  The term of employment is three years beginning on January 1, 2014.  The employer and employee may reach consent to terminate Mr. Dai's employment with HLJ Xinda Group  at any time and HLJ Xinda Group has the right to unilaterally terminate Mr. Dai's employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice.

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

Director Compensation

On December 30, 2009, our Board of Directors approved 2010 Executive Compensation Program, which sets forth cash and stock compensation of the Company's executives and directors.  Under the 2010 Executive Compensation Program, the Company's employee directors receive no additional compensation for their services to the Company as directors, including the Chairman of the Board of Directors.  In addition, for fiscal year 2014, all non-employee directors who reside in China received an annual cash compensation of RMB60,000 (approximately $9,530) after the first 18 months of continuous directorship and RMB36,000 (approximately $5,718) during the initial 18 months directorship and Lawrence Leighton, the non-employee director who resides outside of China, received annual cash compensation of $60,000. In addition, each non-employee director other than the two directors appointed by the Series D Preferred Stockholder is entitled to an annual stock award equal to a number of shares of the Company's common stock valued at $50,000 for those who reside outside of China, RMB50,000 (approximately $7,941) for Mr. Zhai , who resides in China, based on the market value of the common stock at the time of the stock award and such stock award shall vest six months after the grant date. Mr. Li will be eligible for an annual stock award equal to a number of shares of the Company's common stock valued at RMB50,000 (approximately $7,941) after 18 months of continuous directorship. During the year ended December 31, 2015, the Company issued this stock award of 10,907 for the service rendered during the year ended December 31, 2014. The Company also accrued and recorded the stock award for the service rendered during the year ended December 31, 2015 as share base compensation expense.  The Company has repurchase rights on the unvested shares of the stock award.

The following is a summary of the compensation paid to our non-employee directors for the year ended December 31, 2015. Our employee directors do not receive compensation for their services to the Company as directors.

DIRECTOR COMPENSATION

Name (1) (2)	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Lawrence Leighton	60,000	50,000	-	-	-	-	110,000
Feng Li	9,530	7,941	-	-	-	-	17,471
Linyuan Zhai	9,530	7,941	-	-	-	-	17,471

(1)	Jie Han, Taylor Zhang and Qingwei Ma are not included in this table as they are our executive officers and thus received no compensation for their services as a director. For disclosure related to the compensation of Jie Han, Taylor Zhang and Qingwei Ma as an executive officer, see the "Summary Compensation Table" above.
(2)	Homer Sun and Jun Xu are not included in this table as they receive no compensation for serving on our Board.

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

On November 14, 2012, the Company entered into a Service Agreement with Feng Li.  Pursuant to the terms of the Service Agreement, the Company shall (i) pay Mr. Li a fee of RMB3,000 per month (RMB36,000 annually) for 18 months, and then RMB5, 000 per month (RMB60,000 annually) starting from May 14, 2014; and (ii) award to Mr. Li under the Company's 2009 Equity Incentive Plan and pursuant to the terms of a restricted stock award agreement RMB50,000 in restricted shares of common stock of the Company on an annual basis (the "Stock"), which shall vest in accordance with the terms of the restricted stock award agreement.  The Stock shall be valued at the average closing price for the ten trading days prior to May 14, 2014, the date of the execution of the Service Agreement, and prior to each anniversary thereof. The Stock shall vest after twelve months of each year subject to Mr. Li's continued directorship with the Company, pursuant to such vesting schedule set forth in the restricted stock award agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal year 2015, none of the members of our Compensation Committee was our current or former officer or employee.

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

The following table provides certain information with respect to the Company's Plan in effect as of December 31, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options and unvested shares (a)	Weighted-average exercise price of outstanding options and unvested options (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)

Equity compensation plan approved by security holders – 2009 Stock Option / Stock Issuance Plan	1,136,727	0.24	3,340,124
Total	1,136,727	0.24	3,340,124

(a)	All securities are unvested shares.
(b)	Shares issued to employees are subject to a three-year vesting schedule.

As of December 31, 2015, the number of securities remaining available for future issuance under equity compensation plans was 3,340,124 shares.

Security Ownership Of Certain Beneficial Owners and Management

The following table sets forth certain information, as of December 31, 2015, with respect to the beneficial ownership of the outstanding share capital of our Company by (i) any holder of more than five percent (5%) of any class of our voting securities; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Jie Han (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 960, New York, New York 10110)	Series B Preferred Stock	1,000,000	(3)	100.0%
Jie Han	Common Stock	32,510,131	(3)	65.9%
Qingwei Ma (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 960, New York, New York 10110)	Common Stock	91,660		*
Junjie Ma (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 960, New York, New York 10110)	Common Stock	78,180		*
Taylor Zhang (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 960, New York, New York 10110)	Common Stock	93,660		*
Lawrence W. Leighton (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 960, New York, New York 10110)	Common Stock	71,730		*
Linyuan Zhai (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 960, New York, New York 10110)	Common Stock	10,879		*
Feng Li (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 960, New York, New York 10110)	Common Stock	10,440		*
XD. Engineering Plastics Company Limited (address: Palm Grove House, P.O. Box 438, Road Town, Tortola, British Virgin Islands)	Series B Preferred Stock	1,000,000	(3)	100.0%
XD. Engineering Plastics Company Limited	Common Stock	24,382,598	(3)	49.4%
MSPEA Modified Plastics Holding Limited (address: c/o Walkers Corporate Services Limited, Walker House, 87 Mary Street, George Town, Grand Cayman KY1-9005, Cayman Islands)	Series D Preferred Stock	16,000,000	(4)	100.0%
Total Ownership of Common Stock by All Directors and Executive Officers as a Group		32,827,333		74.8%

 *           Less than 1%

(1)	The amount of beneficial ownership includes the number of shares of common stock and/or Series B Preferred Stock and/or Series D Preferred Stock, plus, in the case of each of the executive officer and directors and all officers and directors as a group, all shares issuable upon the exercise of the options held by them, which were exercisable as of March 13, 2014 or within 60 days thereafter. Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and the rules promulgated by the SEC, every person who has or shares the power to vote or to dispose of shares of common stock are deemed to be the "beneficial owner" of all the shares of common stock over which any such sole or shared power exists.
(2)	Based upon 49,323,284 shares of Common Stock outstanding, 1,000,000 shares of Series B Preferred Stock outstanding and 16,000,000 shares of Series D Preferred Stock outstanding as of December 31, 2015
(3)	Mr. Jie Han beneficially owns (i) 32,510,131 shares of Common Stock, representing 66.1% of our total outstanding Common Stock, which includes 8,127,533 shares of Common Stock directly held by Mr. Jie Han and 24,382,598 shares of Common Stock beneficially owned by Mr. Jie Han through his sole ownership of XD Engineering Plastics, and (ii) 1,000,000 shares of Series B Preferred Stock through his sole ownership of XD Engineering Plastics, representing 100% of our total outstanding Series B Preferred Stock.
(4)	MSPEA Modified Plastics Holding Limited owns 16,000,000 shares of Series D Preferred Stock, representing 100% of our total outstanding Series D Preferred Stock.

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

During the years presented, the Company entered into related party transactions with (i) Xinda High-Tech, an entity controlled by the wife of Mr. Han, the chief executive officer and controlling stockholder of the Company, Ms. Limei Sun, and (ii) Mr. Han's son, Mr. Tiexin Han.

The Company rents the following plant and office buildings in Harbin, Heilongjiang province from Xinda High-Tech.

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Office building	23,894	758,983	Between January 1, 2014 and December 31, 2018

The Company rents the following facilities in Harbin, Heilongjiang province from Mr. Tiexin Han:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Facility	3,134	11,912	Between January 1, 2015 and September 30, 2015
Facility	200	6,353	Between August 17, 2014 and August 16, 2016

Total rental expenses paid or payable to Xinda High-Tech amounted to US$758,983, US$775,189 and US$785,449 during the years ended December 31, 2015, 2014 and 2013, respectively. Total rental expenses paid or payable to Mr. Tiexin Han amounted to US$18,265, US$16,271 and US$16,266 during the years ended December 31, 2015, 2014 and 2013, respectively.
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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent accountants for the audit of our annual financial statements for the year ended December 31, 2015 was KPMG Huazhen LLP (formerly known as KPMG Huazhen (SGP)).  Our independent accountants for the audit of our annual financial statements for the year ended December 31, 2014 was KPMG.  The following table shows the fees paid and to be paid by us to our independent accountants.

	2015	2014
Audit Fees	$1,335,421	$1,298,175
Audit-Related Fees	41,594	44,674
Tax Fees	62,284	20,769
All Other Fees	-	-
Total paid to independent public audit firms	$1,439,299	$1,363,618

Audit Fees

Audit fees were paid for professional services rendered for the audit of our annual financial statements and the review of our quarterly financial statements and statutory audits. We paid or accrued expenses of US$1,335,421 and US$1,298,175 related to audits of our annual financial statements, reviews of our quarterly financial statements and statutory audits for the years ended December 31, 2015 and 2014, respectively.

Audit-Related Fees

Fees for audit-related services were US$41,594 and US$44,674, respectively, for the years ended December 31, 2015 and 2014, for assistance in documenting internal control policies and procedures over financial reporting.

Tax Fees

During the years ended December 31, 2015 and 2014, we paid or accrued expense of US$62,284 and US20,769, respectively for professional services relating to evaluate potential restructuring, statutory tax filing and transfer pricing.

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
Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2014.

4.14	Indenture, dated February 4, 2014, constituting US$150 million 11.75% Guaranteed Senior Notes Due 2019	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2014.
10.1	2009 Stock Option/Stock Issuance Plan	Filed as an appendix to the Company's definitive proxy statement on Schedule 14A, as filed with the Securities and Exchange Commission on November 11, 2009.
10.2	District Entry Agreement and Memorandum dated April 14, 2010 by and between Harbin Xinda Macromolecule Material Co., Ltd. and Harbin Economic and Technological Development Zone Administration	Filed as an exhibit to the Company's quarterly report on Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2010.
10.3	Letter Agreement, dated October 4, 2010, between China XD Plastics Company Limited and Rodman & Renshaw, LLC	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.4	Securities Purchase Agreement dated October 4, 2010, among China XD Plastics Company Limited and certain institutional investors	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.5	Amendment Agreement, dated as of September 30, 2010, to the Securities Purchase Agreement dated November 27, 2009 among China XD Plastics Company Limited and the purchasers named therein	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.6	Service Agreement effective as of October 4, 2010 between China XD Plastics Company Limited and Robert Brisotti	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on October 7, 2010.
10.7	Service Agreement dated November 14, 2010 between China XD Plastics Company Limited and Linyuan Zhai *	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.8	Service Agreement dated November 14, 2010 between China XD Plastics Company Limited and Lawrence Leighton	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.9	Stock Award Grant Supplemental Provisions	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.10	Securities Purchase Agreement entered into by and between the Company, MSPEA Modified Plastics Holding Limited, XD. Engineering Plastics Company Limited, and Mr. Jie Han on August 15, 2011	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.11	Stockholders' Agreement entered into by and between MSPEA Modified Plastics Holding Limited, XD. Engineering Plastics Company Limited, and Mr. Jie Han on August 15, 2011	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.12	Form of Pledge Agreement by and between MSPEA Modified Plastics Holding Limited and XD. Engineering Plastics Company Limited	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.

10.13	Form of Indemnification Agreement	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.14	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Jie Han *	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.15	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Jie Han	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.16	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Qingwei Ma *	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.17	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Qingwei Ma	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.18	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Taylor Zhang *	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.19	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Taylor Zhang	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.20	Employment Agreement dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Junjie Ma *	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.21	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Junjie Ma	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.22	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Kenan Gong *	Filed herewith
10.23	Service Agreement dated November 14, 2012 between China XD Plastics Company Limited and Feng Li *	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 25, 2013.
10.24
English translation of the Equity Transfer and Merger Agreement dated March 6, 2015 entered into by Xinda (Heilongjiang) Investment Co., Ltd., Sichuan Xinda and Nanchong Xinda Composite Material Co., Ltd.
Filed as an exhibit to the Company's quarterly report on Form 10-Q, as filed with the Securities and Exchange Commission on August 6, 2015.
14.1	Code of Business Conduct	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
16.1	Letter, dated December 31, 2008, from Robison, Hill & Co. to the Securities and Exchange Commission	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on December 31, 2008, and incorporated herein by this reference.
16.2	Letter, dated November 4, 2009 from Bagell Josephs Levine & Company, LLC, to the Securities and Exchange Commission	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on November 6, 2009.
16.3	Letter, dated August 15, 2011, from Moore Stephens Hong Kong, to the Securities and Exchange Commission	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
16.4	Letter of KPMG dated May 8, 2015 to the Securities and Exchange Commission	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on May 8, 2015.
21.1	Subsidiaries of Registrant	Filed herewith
23.1	Consent of KPMG Huazhen LLP	Filed herewith
31.1	Certification of Principal Executive Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith
101.	Interactive Data Files	Filed herewith

* English translation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2016

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
Taylor Zhang
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Jie Han	Chairman and Chief Executive Officer	March 15, 2016
Jie Han	(Principal Executive Officer)

/s/ Taylor Zhang	Chief Financial Officer	March 15, 2016
Taylor Zhang	(Principal Financial and Accounting Officer)

/s/ Qingwei Ma	Director	March 15, 2016
Qingwei Ma

/s/ Lawrence Leighton	Director	March 15, 2016
Lawrence Leighton

/s/ Feng Li	Director	March 15, 2016
Feng Li

/s/ Linyuan Zhai	Director	March 15, 2016
Linyuan Zhai

/s/ Homer Sun	Director	March 15, 2016
Homer Sun

/s/ Jun Xu	Director	March 15, 2016
Jun Xu

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
China XD Plastics Company Limited:

We have audited the accompanying consolidated balance sheets of China XD Plastics Company Limited and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China XD Plastics Company Limited and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), China XD Plastics Company Limited's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG Huazhen LLP

Beijing, China
March 15, 2016

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	119,928,485	45,456,612
Restricted cash	50,852,327	12,545,772
Time deposits	237,626,806	238,532,702
Accounts receivable, net of allowance for doubtful accounts	234,542,739	203,998,138
Amounts due from a related party	244,836	220,262
Inventories	294,665,195	249,797,244
Prepaid expenses and other current assets	15,675,848	11,253,828
Total current assets	953,536,236	761,804,558
Property, plant and equipment, net	571,746,507	318,324,600
Land use rights, net	24,506,837	11,896,542
Prepayments to equipment and construction suppliers	183,226,006	182,259,578
Other non-current assets	18,966,622	21,256,332
Total assets	1,751,982,208	1,295,541,610

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCKS AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank loans, including current portion of long-term bank loans	284,339,089	99,735,422
Bills payable	33,522,287	43,389,928
Accounts payable	257,417,000	152,073,014
Amounts due to a related party	8,439	-
Income taxes payable	6,881,946	3,269,115
Accrued expenses and other current liabilities	140,988,712	24,484,583
Total current liabilities	723,157,473	322,952,062
Long-term bank loans, excluding current portion	107,481,709	174,274,446
Notes payable	145,634,996	144,373,645
Deferred income	62,039,050	-
Other non-current liabilities	38,046,917	30,977,376
Total liabilities	1,076,360,145	672,577,529

Redeemable Series D convertible preferred stock (redemption amount of US$184,461,800 and US$160,401,600 as of December 31, 2015 and 2014, respectively)	97,576,465	97,576,465
Stockholders' equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 49,344,284 shares and 49,172,796 shares issued, 49,323,284 shares and 49,151,796 shares outstanding as of December 31, 2015 and 2014, respectively	4,933	4,916
Treasury stock, 21,000 shares at cost	(92,694)	(92,694)
Additional paid-in capital	81,919,932	80,875,787
Retained earnings	515,555,985	431,823,706
Accumulated other comprehensive income (loss)	(19,342,658)	12,775,801
Total stockholders' equity	578,045,598	525,387,616
Commitments and contingencies
Total liabilities, redeemable convertible preferred stocks and stockholders' equity	1,751,982,208	1,295,541,610

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014	2013
	US$	US$	US$

Revenues	999,192,894	1,110,685,692	1,050,816,364
Cost of revenues	(817,811,445)	(888,227,868)	(827,419,861)
Gross profit	181,381,449	222,457,824	223,396,503

Selling expenses	(1,458,658)	(728,232)	(243,975)
General and administrative expenses	(23,816,148)	(20,564,820)	(16,284,528)
Research and development expenses	(21,061,345)	(29,434,680)	(21,258,549)
Total operating expenses	(46,336,151)	(50,727,732)	(37,787,052)

Operating income	135,045,298	171,730,092	185,609,451

Interest income	8,221,532	10,984,980	6,788,243
Interest expense	(42,704,097)	(41,518,878)	(15,250,780)
Foreign currency exchange gains (losses)	(2,237,541)	(1,938,807)	2,519,486
Gains (losses) on foreign currency forward contracts	653,569	(1,067,162)	-
Loss on change in fair value of warrants liability	-	(1,871,074)	(54,651)
Government grant	2,991,493	2,723,495	924,216
Total non-operating expenses, net	(33,075,044)	(32,687,446)	(5,073,486)

Income before income taxes	101,970,254	139,042,646	180,535,965

Income tax expense	(18,237,975)	(18,266,277)	(46,697,120)

Net income	83,732,279	120,776,369	133,838,845

Earnings per common stock:
Basic and diluted	1.27	1.85	2.08

Net Income	83,732,279	120,776,369	133,838,845

Other comprehensive income (loss)
Foreign currency translation adjustment, net of nil income taxes	(32,118,459)	(12,268,113)	10,385,656

Comprehensive income	51,613,820	108,508,256	144,224,501

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Series B Preferred Stock		Common Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Stockholders' Equity
		US$		US$	US$	US$	US$	US$	US$
Balance at January 1, 2013	1,000,000	100	47,563,772	4,758	(92,694)	72,583,910	177,208,492	14,658,258	264,362,824
Net income	-	-	-	-	-	-	133,838,845	-	133,838,845
Other comprehensive income - Foreign currency translation adjustment, net of nil income taxes	-	-	-	-	-	-	-	10,385,656	10,385,656
Stock based compensation	-	-	-	-	-	3,757,780	-	-	3,757,780
Vesting of unvested shares	-	-	311,361	31	-	(31)	-	-	-
Balance as of December 31, 2013	1,000,000	100	47,875,133	4,789	(92,694)	76,341,659	311,047,337	25,043,914	412,345,105
Net income	-	-	-	-	-	-	120,776,369	-	120,776,369
Other comprehensive loss - Foreign currency translation adjustment, net of nil income taxes	-	-	-	-	-	-	-	(12,268,113)	(12,268,113)
Stock based compensation	-	-	-	-	-	1,003,040	-		1,003,040
Exercise of Series A investor warrants	-	-	602,458	60	-	3,531,155	-	-	3,531,215
Vesting of unvested shares	-	-	674,205	67	-	(67)	-	-	-
Balance as of December 31, 2014	1,000,000	100	49,151,796	4,916	(92,694)	80,875,787	431,823,706	12,775,801	525,387,616
Net income	-	-	-	-	-		83,732,279	-	83,732,279
Other comprehensive loss-Foreign currency translation adjustment, net of nil income taxes	-	-	-	-	-	-	-	(32,118,459)	(32,118,459)
Stock based compensation	-	-	-	-	-	1,044,162	-		1,044,162
Vesting of unvested shares	-	-	171,488	17	-	(17)	-	-	-
Balance as of December 31, 2015	1,000,000	100	49,323,284	4,933	(92,694)	81,919,932	515,555,985	(19,342,658)	578,045,598

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	US$	US$	US$
Cash flows from operating activities:
Net income	83,732,279	120,776,369	133,838,845
Adjustments to reconcile net income to net cash provided by operating activities:
Net reversal for doubtful accounts	(69,281)	(35,849)	(2,293)
Depreciation and amortization	27,540,212	22,916,893	21,420,723
Stock-based compensation	1,044,162	1,003,040	3,757,780
Loss on change in fair value of warrants liability	-	1,871,074	54,651
Amortization of discount and issuance cost of the Notes	1,086,010	898,634	-
Loss on change in fair value of forward contract	-	2,435	-
Foreign currency exchange losses (gains)	2,720,131	2,051,596	(2,519,486)
Losses on disposals of property, plant and equipment	9,036	10,292	4,817
Deferred income tax benefit	(2,380,236)	(2,018,757)	(1,880,228)
Change in operating assets and liabilities:
Restricted cash	4,011,349	(6,427,562)	6,082,662
Accounts receivable	(40,614,289)	72,318,976	(132,230,006)
Amounts due from a related party	(35,937)	-	6,534
Inventories	(58,103,919)	(109,198,972)	(63,358,285)
Prepaid expenses and other current assets	(4,542,796)	(3,719,794)	(2,134,119)
Other non-current assets	(371,872)	-	1,435
Bills payable	(8,119,365)	18,538,133	15,676,880
Accounts payable	116,133,982	32,823,457	113,429,086
Amounts due to a related party	8,167	-	-
Income taxes payable	3,889,710	(8,996,712)	17,835,057
Accrued expenses and other current liabilities	86,963,823	5,935,116	5,662,472
Deferred income	3,371,249	-	-
Other non-current liabilities	11,098,323	-	-
Net cash provided by operating activities	227,370,738	148,748,369	115,646,525
Cash flows from investing activities:
Purchase of time deposits	(474,254,312)	(626,994,741)	(460,292,902)
Proceeds from maturity of time deposits	463,771,799	663,216,581	231,849,776
Purchases of and deposits for property, plant and equipment	(267,427,681)	(334,092,742)	(21,461,391)
Purchase of land use rights	(13,931,804)	(1,460,754)	-
Government grant related to the construction of Sichuan plant	11,499,000	-	-
Net cash used in investing activities	(280,342,998)	(299,331,656)	(249,904,517)
Cash flows from financing activities:
Proceeds from bank borrowings	504,218,741	797,615,642	503,843,151
Repayment of bank borrowings	(339,528,477)	(831,932,534)	(358,190,868)
Proceeds from Senior Notes Payable	-	148,396,175	-
Payment of issuance costs of the Notes	-	(4,718,452)	-
Proceeds from exercise of Series A investor warrants	-	596,740	-
Proceeds from early exercise of options	121,725	-	-
Release of restricted cash as collateral for bank borrowings	-	10,022,398	5,733,852
Placement of restricted cash as collateral for bank borrowings	(33,077,094)	(20,612,868)	(8,173,789)
Net cash provided by financing activities	131,734,895	99,367,101	143,212,346
Effect of foreign currency exchange rate changes on cash and cash equivalents	(4,290,762)	1,126,894	2,768,948
Net increase (decrease) in cash and cash equivalents	74,471,873	(50,089,292)	11,723,302
Cash and cash equivalents at beginning of year	45,456,612	95,545,904	83,822,602
Cash and cash equivalents at end of year	119,928,485	45,456,612	95,545,904
Supplemental disclosure of cash flow information:
Interest paid, net of RMB 231,356, RMB 113,317 and nil capitalized for the years ended December 31, 2015, 2014 and 2013, respectively	40,136,978	33,537,952	15,413,648
Income taxes paid	8,982,167	29,288,894	30,742,291
Non-cash investing and financing activities:
Government grant related to construction in the form of repayment of bank loans on behalf of the Company by the government (note 13)	38,118,231	-	-
Government grant related to the construction of Sichuan plant in the form of restricted cash (note 13)	11,117,817	-	-
Accrual for purchase of equipment	41,251,663	-	21,398,595
Accrual for issuance cost of the Notes	-	202,712	-

See accompanying notes to consolidated financial statements.

Note 1 – Description of business and significant concentrations and risks

China XD Plastics Company Limited ("China XD") is a holding company that is incorporated in Nevada of the United States of America.  China XD and its subsidiaries (collectively referred to hereinafter as the "Company"), is primarily engaged in the research and development, production and sales of modified and engineering plastics products. The plastics products, which are manufactured by the Company, are primarily for use in the fabrication of automobile parts and components and secondarily for applications in high-speed railway, airplanes and ships and consist of the following major products categories: Polypropylene ("PP"), Acrylonitrile Butadiene Styrene ("ABS"), Polyamid6 ("PA6"), Polyamid66 ("PA66"), Polyformaldehyde ("POM"), Polyphenylene Oxide ("PPO"), Plastic Alloy, Polyphenylene Sulfide ("PPS"), Poly Imide ("PI"), Polylactide Acid ("PLA") and Poly Ether Ether Ketone ("PEEK").

The Company's operations are primarily conducted through its subsidiaries in the People's Republic of China ("PRC") and Dubai, United Arab Emirates ("UAE").  The Company's other subsidiaries in the US, the British Virgin Islands ("BVI") and Hong Kong Special Administrative Region ("SAR"), do not have significant operations.

Sales concentration

The Company sells its products primarily through approved distributors in the PRC. To a lesser extent, the Company also sells its products to an overseas customer in the Republic of Korea (the “ROK”).  The Company's sales are highly concentrated.  Sales to distributors and the end customer in the ROK, which individually exceeded 10% of the Company's revenues, for the years ended December 31, 2015, 2014 and 2013, are as follows:

(in millions, except percentage)	Years Ended December 31,
	2015		2014		2013
	US$	%	US$	%	US$	%
Distributor A, located in PRC	192.0	19.2%	176.6	15.9%	209.4	19.9%
Distributor B, located in PRC	155.3	15.5%	136.4	12.3%	250.7	23.9%
Distributor C, located in PRC	127.3	12.7%	138.5	12.5%	63.8	6.1%
Distributor D, located in PRC	112.1	11.2%	134.0	12.1%	136.0	12.9%
Distributor E, located in PRC	106.5	10.7%	98.0	8.8%	38.8	3.7%
Distributor F, located in PRC	81.8	8.2%	139.8	12.6%	138.1	13.1%
Direct Customer G, located in the ROK	71.6	7.2%	140.1	12.6%	-	-
Total	846.6	84.7%	963.4	86.7%	836.8	79.6%

The Company expects revenues from these distributors and the customer to continue to represent a substantial portion of its revenue in the future. Any factors adversely affecting the automobile industry in the PRC, electronic application industry in the ROK or the business operations of these customers will have a material effect on the Company's business, financial position and results of operations.

Purchase concentration of raw materials and equipment

The principal raw materials used for the Company's production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon. The Company purchases substantially all of its raw materials through a limited number of distributors.  Raw material purchases from these distributors, which individually exceeded 10% of the Company's total raw material purchases, accounted for approximately 80.0% (seven distributors), 88.3% (eight distributors), 65.5% (three distributors), of the Company's total raw material purchases for the years ended December 31, 2015, 2014 and 2013, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company's business, financial position and results of operations.

The Company purchased equipment from two equipment distributors, which accounted for 99.8%, 99.6% and 34.6% of the Company's total equipment purchases for the years ended December 31, 2015, 2014 and 2013, respectively. Management believes that other suppliers could provide similar equipment on comparable terms.  A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which could adversely affect the Company's business, financial position and results of operations.  The majority owner of one of the major equipment distributors that supplied approximately 84.8%, 1.9% and 34.6% of the Company's total equipment purchases, is also the majority owner of a major raw material supplier that supplied approximately nil, 0.4% and 13.2% of the Company's total raw material purchases for the years ended December 31, 2015, 2014 and 2013, respectively.  In addition, the majority owner of the equipment distributor is also the majority owner of sales Distributor D presented above.

Cash concentration

Cash and cash equivalents, restricted cash, time deposits and other non-current assets mentioned below maintained at banks consist of the following:
	December 31, 2015	December 31, 2014
	US$	US$
RMB denominated bank deposits with:
Financial Institutions in the PRC	417,430,412	311,377,750
Financial Institutions in Hong Kong Special Administrative Region ("Hong Kong SAR")	13,778	2,617
Financial Institution in Dubai, United Arab Emirates ("UAE")	3,023	170
U.S. dollar denominated bank deposits with:
Financial Institution in the U.S.	226,010	770,704
Financial Institutions in the PRC	17,109	17,139
Financial Institution in Hong Kong SAR	63,854	1,366,224
Financial Institution in Macau Special Administrative Region ("Macau SAR")	37,120	47,868
Financial Institution in Dubai, UAE	7,474,960	481,179
Euro denominated bank deposits with:
Financial institution in Hong Kong SAR	-	83,017
Financial institution in Dubai, UAE	3,011	3,355
HK dollar denominated bank deposits with:
Financial institution in Hong Kong SAR	336	581
Dirham denominated bank deposits with:
Financial institution in Dubai, UAE	37,278	112,815

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

(c) Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant items subject to such estimates and assumptions include the recoverability of the carrying amounts of property, plant and equipment, the realizability of inventories, the useful lives of property, plant and equipment, the collectability of accounts receivable, the fair values of stock-based compensation awards and the accruals for tax uncertainties and other contingencies.  The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

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

Assets and liabilities of subsidiaries with functional currencies other than US$ are translated into US$ using the exchange rate on the balance sheet date.  Revenues and expenses are translated into US$ at average rates prevailing during the reporting period. The differences resulting from such translation are recorded as a separate component of accumulated other comprehensive income (loss) within stockholders' equity.

Since the RMB is not a fully convertible currency, all foreign exchange transactions involving RMB must take place either through the People's Bank of China or other institutions authorized to buy and sell foreign exchange.

(e) Cash and cash equivalents, time deposits and restricted cash

Cash and cash equivalents consists of cash on hand, cash in bank and interest-bearing certificates of deposit with an initial term of three months or less when purchased.

Time deposits represent certificates of deposit with initial terms of six or twelve months when purchased.  As of December 31, 2015 and 2014, the Company's time deposits bear a weighted average interest rate of 2.6% and 3.0% per annum, respectively.

Cash deposits in bank that are restricted as to withdrawal or usage for up to 12 months are reported as restricted cash in the consolidated balance sheets and excluded from cash and cash equivalents in the consolidated statements of cash flows. Cash deposits of US$16,907,470 and US$17,728,782 as of December 31, 2015 and 2014 that are restricted for period beyond 12 months from the balance sheet date are included in other non-current assets in the consolidated balance sheets and also excluded from cash and cash equivalents in the consolidated statements of cash flows.

Short-term bank deposits that are pledged as collateral for bills payable relating to purchases of raw materials are reported as restricted cash and amounted to US$8,069,475 and US11,868,855 as of December 31, 2015 and 2014, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company. Short-term bank deposits that are pledged as collateral for letter of credit relating to purchases of raw materials are reported as restricted cash and amounted to nil and US$676,917 as of December 31, 2015 and 2014, respectively. The cash will be available for use by the Company 90 days from the issuance of the letter of credit. The cash flows from the pledged bank deposits, which relate to purchases of raw materials, are reported within cash flows from operating activities in the consolidated statements of cash flows.

Short-term bank deposits that are pledged as collateral for short-term and long-term bank borrowings are reported as restricted cash and amounted to US$32,010,452 and nil as of December 31, 2015 and 2014, respectively.  Long-term bank deposits that are pledged as collateral for long-term bank borrowings are reported as other non-current assets and amounted to US$16,907,470 and US$17,728,782 as of December 31, 2015 and 2014, respectively. The cash flows from such bank deposits are reported within cash flows from financing activities in the consolidated statements of cash flows.

Short-term bank deposits that are related to government grant are reported as restricted cash and amounted to US$10,772,400 and nil as of December 31, 2015 and 2014 respectively.  The amount is reported as non-cash investing and financing activities in the consolidated statements of cash flows.

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

(g) Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the weighted average cost method.  Work-in-progress and finish goods comprise direct materials (including purchasing, receiving and inspection costs), direct labor and an allocation of related manufacturing overhead based on normal operating capacity.

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

An appropriate allocation of depreciation expense of property, plant and equipment attributable to manufacturing activities based on normal capacity is capitalized as part of the cost of inventory, and expensed in cost of revenues when the inventory is sold.  Costs incurred in the construction of property, plant and equipment, including an allocation of interest expense incurred, are capitalized and transferred into their respective asset category when the assets are ready for their intended use, at which time depreciation commences. Ordinary maintenance and repairs are charged to expenses as incurred, while replacements and betterments are capitalized.  When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value of the item disposed and proceeds realized thereon.

Land Use Rights

A land use right in the PRC represents an exclusive right to occupy, use and develop a piece of land during the contractual term of the land use right. The cost of a land use right is usually paid in one lump sum at the date the right is granted. The prepayment usually covers the entire period of the land use right. The lump sum advance payment is capitalized and recorded as land use right and then charged to expense on a straight-line basis over the period of the right, which is normally 50 years.

Amortization expense of land use rights was US$411,178, US$259,310 and US$224,587 for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in general and administrative expenses.

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

Products sales

For sales in PRC, acceptance of delivery of the products by the distributors is evidenced by goods receipt notes signed by the distributors' customers (or end users). The distributors accept the products at the time they are delivered to the distributors' customers (or end customers).  Delivery acceptance is evidenced by signed goods receipt notes. The Company has no remaining obligations after the distributors' acceptance of the products. Under the terms of the contracts or purchase orders between the Company and the distributors, the risks and rewards of ownership of the products is transferred to the distributor upon the signing of the goods receipt notes and the distributor has no rights to return the products (other than for defective products). For sales to ROK, delivery of the products occurs at the point in time the product is delivered to the named port of shipment, which is when the risks and rewards of ownership are transferred to the customer. For the years ended December 31, 2015, 2014 and 2013, sales returns were minimal.

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

The Company's sales are net of value added tax ("VAT") and business tax collected on behalf of tax authorities in respect of product sales. VAT and business tax collected from customers, net of VAT paid for purchases, is recorded as a liability in the consolidated balance sheets until it is paid to the tax authorities.

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

(o) Government Grants

Government grants are recognized when there is reasonable assurance that the Company will comply with the conditions attaching to them and the grants will be received. Government grants for the purpose of giving immediate financial support to the Company with no future related costs are recognized as other income in the Company's consolidated statements of comprehensive income.  Government grants related to the acquisition of assets are recorded as deferred income on the consolidated balance sheets when the grants become receivable, and recognized as other income in the consolidated statements of comprehensive income on a straight-line basis over the estimated useful lives of those assets.

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

(r)  Employee Benefit Plans

Pursuant to relevant PRC regulations, the Company is required to make contributions to various defined contribution plans organized by municipal and provincial PRC governments. The contributions are made for each PRC employee at rate of approximately 40% on a standard salary base as determined by local social security bureau. Contributions to the defined contribution plans are charged to the consolidated statements of comprehensive income when the related service is provided.  For the years ended December 31, 2015, 2014 and 2013, the costs of the Company's contributions to the defined contribution plans amounted to US$1,788,552, US$1,555,471and US1,024,728, respectively.

For the years ended December 31, 2015, 2014 and 2013, 77%, 78% and 80% of costs of employee benefits were recorded in general and administration expenses, respectively, with the remaining portion of costs of employee benefits in selling expenses, research and development expenses and cost of revenues each year.

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

(u) Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income attributable to common stockholders by the weighted average number of common stock outstanding during the year using the two-class method.  Under the two-class method, net income attributable to common stockholders is allocated between common stock and other participating securities based on participating rights in undistributed earnings. Nonvested shares and redeemable Series D convertible preferred stock are participating securities since the holders of these securities participate in dividends on the same basis as common stockholders.  Diluted EPS is calculated by dividing net income attributable to common stockholders as adjusted for the effect of dilutive common stock equivalent, if any, by the weighted average number of common stock and dilutive common stock equivalent outstanding during the year.  Potential dilutive securities are not included in the calculation of diluted earnings per share if the impact is anti-dilutive.

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

-	The fair value of restricted cash and time deposits as of December 31, 2015 and 2014 are categorized as Level 2 measurement.

-	The fair value of foreign currency forward contracts as of December 31, 2014 is categorized as Level 3 measurement.

Except for the foreign currency forward contracts, which was measured at fair value on a recurring basis as of December 31, 2014, the Company did not have any financial assets and liabilities or nonfinancial assets and liabilities that are measured and recognized at fair value on a recurring or nonrecurring basis as of December 31, 2015 and 2014.  Management used the following methods and assumptions to estimate the fair values of financial instruments at the balance sheet dates:

-	Short-term financial instruments, including cash and cash equivalents, restricted cash, time deposits, accounts receivable, amounts due from a related party, short-term bank loans, bills payable, accounts payable and accrued expenses and other current liabilities- carrying amounts approximate fair values because of the short maturity of these instruments.

-	Long-term bank loans-fair value is based on the amount of future cash flows associated with each loan discounted at the Company's current borrowing rate for similar debt instruments of comparable terms. The carrying value of the long-term bank loans approximate their fair values as the long-term bank loans carry interest rates which approximate rates currently offered by the Company's banks for similar debt instruments of comparable maturities.

-	Notes payable-fair values of the Company's notes payable are estimated based on quoted market prices which are categorized as Level 1 measurement in the fair value hierarchy. As of December 31, 2015, the carrying amount and estimated fair value of the notes payable were US$145,634,996 and US$127,219,500, respectively.

-	Derivative liabilities on foreign currency forward contracts- fair values are determined using a discount cash flow model, which discounts the difference between the forward contract exchange rate from the quoted curve and the contract rate multiplied by the notional amounts. It considers the following significant inputs: risk-free rate and foreign exchange rate.

(x) Recently Issued Accounting Standards

In 2015, the Company elected to early adopt the Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires the debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, instead of reported on the balance sheet as an asset.  The costs will continue to be amortized to interest expense using the effective interest method.  Upon adoption of the guidance, the debt issuance costs in the amount of US$4,243,412 as of December 31, 2014, which were included in the other non-current assets, have been retrospectively adjusted as a direct deduction of an equivalent amount from the carrying amount of the notes payable as of December 31, 2014.

In 2015, the Company elected to early adopt the ASU No. 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle of inventory from the lower of cost or market to lower of cost and net realizable value, and requires prospective adoption.  Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The ASU eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory when cost is determined on a first-in-first-out or average cost basis.  The Company applied this new measurement principle of inventory as of December 31, 2015. The adoption of ASU No. 2015-11 did not have any impact on the Company’s consolidated financial statements.

In 2015, the Company elected to early adopt the ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent.  The Company adopted this new guidance retrospectively.  The adoption of ASU No. 2015-17 did not have any impact on the Company’s consolidated financial statements.

The Financial Accounting Standards Board issued Accounting Standards Codification (“ASC”) Topic 842, Leases, in February 2016. ASC Topic 842 requires a lessee to recognize all leases, including operating leases, on balance sheet via a right-of-use asset and lease liability, unless the lease is a short-term lease (one with an accounting lease term of 12 months or less).  All (or a portion of) fixed payments by the lessee to cover lessor costs related to ownership of the underlying assets, or executory costs, that do not represent payments for a good or service will be considered lease payments and reflected in the measurement of lease assets and lease liabilities by lessees.  The new standard does not substantially change lessor accounting from current U.S. GAAP.  The new standard also requires lessees and lessors to disclose more qualitative and quantitative information about their leases than current U.S. GAAP does.  The standard is applied retrospectively, with elective reliefs.  The new standard is effective for annual and interim reporting periods beginning after December 15, 2018 for a public business entity.  Early adoption is permitted.   The Company has not yet determined the impact of the new standard on its current policies for leases.

Note 3 – Accounts receivable

Accounts receivable consists of the following:

	December 31,
	2015	2014
	US$	US$

Accounts receivable	234,583,370	204,108,050
Allowance for doubtful accounts	(40,631)	(109,912)
Accounts receivable, net	234,542,739	203,998,138

As of December 31, 2015 and 2014, the accounts receivable balances also include notes receivable in the amount of US$2,048,186 and US$921,907, respectively. As of December 31, 2015 and 2014, US$54,664,219 and US$50,473,063 respectively of accounts receivable are pledged for the short-term bank loans.

The following table provides an analysis of the aging of accounts receivable as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	US$	US$
Aging:
– current	234,396,244	203,760,775
– 1-3 months past due	146,495	208,482
– 4-6 months past due	-	-
– 7-12 months past due	-	5,560
– greater than one year past due	40,631	133,233
Total accounts receivable	234,583,370	204,108,050

The movements of the allowance for doubtful accounts are as follows:

	Year ended December 31,
	2015	2014
	US$	US$

Balance at the beginning of the year	(109,912)	(145,761)
Reversal of bad debt allowance	69,281	35,849
Balance at the end of the year	(40,631)	(109,912)

Note 4 – Inventories

Inventories consist of the following:

	December 31,
	2015	2014
	US$	US$
Raw materials	287,995,933	241,853,814
Work in progress	164,034	207,181
Finished goods	6,505,228	7,736,249
Total inventories	294,665,195	249,797,244

There were no write down of inventories during the years ended December 31, 2015, 2014 and 2013.

Note 5 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2015	2014
	US$	US$

Receivables due from a customer in the ROK (i)	9,471,222	-
Interest receivable (ii)	3,306,974	3,351,672
Value added taxes receivables	698,286	6,407,547
Advances to suppliers	68,354	168,614
Others (iii)	2,131,012	1,325,995
Total prepaid expenses and other current assets	15,675,848	11,253,828

(i)	As of December 31, 2015, receivables due from a customer in the ROK represents the amount the Company paid to purchase raw materials on behalf of the customer in the ROK.
(ii)	Interest receivable mainly represents interest income accrued from time deposits and restricted cash.
(iii)	Others mainly include prepaid miscellaneous service fee, staff advance and prepaid rental fee.

Note 6 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	December 31,
	2015	2014
	US$	US$
Machinery, equipment and furniture	258,173,175	209,509,700
Motor vehicles	2,009,440	1,854,985
Workshops and buildings	76,924,199	79,009,346
Construction in progress	323,955,531	93,970,716
Total property, plant and equipment	661,062,345	384,344,747
Less: accumulated depreciation	(89,315,838)	(66,020,147)
Property, plant and equipment, net	571,746,507	318,324,600

All of the property, plant and equipment, net as of December 31, 2015 and 2014 were located in the PRC, except for US$83.8 million and US$82.0 million of property, plant and equipment, net were located in Dubai, UAE.  The Company capitalized US$231,356, US$113,317 and nil of interest costs as a component of the cost of construction in progress for the years ended December 31, 2015, 2014 and 2013 respectively.

Depreciation expense on property, plant and equipment was allocated to the following expense items:

	Years Ended December 31,
	2015	2014	2013
	US$	US$	US$

Cost of revenues	21,980,993	19,407,668	18,578,088
General and administrative expenses	1,531,389	1,155,419	958,976
Research and development expenses	3,615,758	2,094,496	1,659,072
Selling expenses	894
Total depreciation expense	27,129,034	22,657,583	21,196,136

Note 7 – Prepayments to equipment and construction suppliers

	December 31,
	2015	2014
	US$	US$

Jiamu (i)	11,712,843	182,259,578
Peaceful (ii)	170,009,200	-
Others	1,503,963	-
Total Prepayments to equipment and construction suppliers	183,226,006	182,259,578

(i)
In December 2013, the Company entered into an equipment purchase contract with Harbin Jiamu Import & Export Trading Co., Ltd ("Jiamu Trading") for a total consideration of RMB1,629.3 million to purchase 70 production lines and RMB89.7 million to purchase testing equipment. In August 2015, the Company signed a supplemental contract with Harbin Jiamu Science and Technology Co., Ltd. (together with Jiamu Trading as "Jiamu") to purchase testing equipment in the amount of RMB16.3 million (equivalent to US$2.5 million). As of December 31, 2015 and 2014, the Company has paid RMB1,608.2 million (equivalent to US$247.2 million) and RMB1,130.9 million (equivalent to US$182.3 million) for production lines and testing equipment, respectively. As of December 31, 2015, the Company has received the equipment of 70 production lines, and hence recorded the related amount from prepayments to construction in progress. The balance of Jiamu as of December 31, 2015 mainly represents the prepayment for testing equipment.

(ii)	On January 5, 2015, AL Composites Materials FZE ("AL Composites") entered into an equipment purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of US$271.2 million to purchase certain production and testing equipment. Pursuant to the contract with Peaceful, the Company has paid US$170.0 million as prepayments as of December 31, 2015.

Note 8 – Borrowings

The Company has credit facilities with several banks under which they draw short-term and long-term bank loans as described below.

(a)  Current

	December 31,
	2015	2014
	US$	US$
Unsecured loans	64,555,795	47,223,028
Loans secured by accounts receivable	43,037,196	40,292,686
Loans secured by restricted cash	27,100,000	-
Current portion of long-term bank loans (note b)	149,646,098	12,219,708

Total short-term loans, including current portion of long-term bank loans	284,339,089	99,735,422

As of December 31, 2015 and 2014, the Company's short-term bank loans (including the current portion of long-term bank loans) bear a weighted average interest rate of 4.2% and 5.7% per annum, respectively. All short-term bank loans mature at various times within one year and contain no renewal terms.

In January 2015, the Company obtained a one-year secured loan of US$12.0 million from HSBC Middle East at an annual interest rate of three-month LIBOR (0.6127% as of December 31, 2015) plus 1.8%. These loans were secured by restricted cash of RMB16.5 million (equivalent to US$2.5 million) by the HSBC Bank in Harbin, China. The company repaid this loan on December 31, 2015.

In February 2015, the Company obtained a one-year secured loan of US$16.6 million from HSBC Middle East at an annual interest rate of three-month LIBOR (0.6127% as of December 31, 2015) plus 1.8%. These loans were secured by restricted cash of RMB22.8 million (equivalent to US$3.5 million) by the HSBC Bank in Harbin, China.

In June 2015, the Company obtained a one-year secured loan of US$7.0 million from Bank of China Luxemburg Branch at an annual interest rate of one-year LIBOR (1.1780% as of December 31, 2015) plus 0.8%. These loans were secured by restricted cash of RMB45.9 million (equivalent to US$7.1 million) by the Bank of China in Harbin, China.

In July 2015, the Company obtained a one-year secured loan of US$3.5 million from Bank of China Luxemburg Branch at an annual interest rate of one-year LIBOR (1.1780% as of December 31, 2015) plus 0.75%. These loans were secured by restricted cash of RMB23.0 million (equivalent to US$3.5 million) by the Bank of China in Harbin, China.

On September 28, 2015, the company obtained four six-month secured loans of RMB 110 million (equivalent to US$16.9 million) by accounts receivables of RMB170 million (equivalent to US$27.2 million) at an annual interest rate of 4.60% from Harbin Longjiang Bank.

On October 16, 2015, the Company obtained five six-month secured loans of RMB140 million (equivalent to US$21.5 million) by accounts receivables of RMB139.3 million (equivalent to US$21.4 million) at an annual interest rate of 4.60% from Harbin Longjiang Bank.

On December 7, 2015, the Company obtained a six-month secured loan of RMB30 million (equivalent to US$4.6 million) by accounts receivables of RMB39.4 million (equivalent to US$6.1 million) at an annual interest rate of 4.79% from ICBC in Harbin.

(b) Non-current

	December 31,
	2015	2014
	US$	US$
Secured loans	81,164,800	70,000,000
Unsecured loans	175,963,007	116,494,154
Less: current portion	149,646,098	12,219,708
Total long-term bank loans, excluding current portion	107,481,709	174,274,446

During March and April 2014, the Company obtained two 15-month unsecured loans of RMB50 million at an interest rate of 6.15% per annum from the Bank of Heilongjiang. The Company repaid these loans in advance by the end of March 2015.

On December 11, 2014, the Company obtained a two-year unsecured loan of RMB199 million from Bank of Communication at an annual interest rate of 6.60%.

On December 16, 2014, the Company obtained a one and a half-year unsecured loan of US$76.4 million from Bank of China Macau Branch at an interest of three-month LIBOR (0.6127% as of December 31, 2015) plus 1.7%.  The interest rate is reset every three months.

On June 12, 2014, the Company obtained a three-year secured loan of US$70 million from Bank of China Paris Branch at interest rate of 3-month LIBOR (0.6127% as of December 31, 2015). The loan is secured by restricted cash of RMB 110 million. The Company has repaid US$2 million on June 9, 2015 and US$2 million December 9, 2015.

On January 23, 2015, the Company obtained a two-year unsecured loan of RMB100 million (equivalent to US$15.4 million) at an annual interest rate of 6.0% from Agriculture Bank of China.

On January 27, 2015, the Company obtained a one and half year secured loan of US$15.2 million from Bank of China Macau Branch, at an interest rate of three-month LIBOR (0. 6127% as of December 31, 2015) plus 1.5%. The interest rate is reset every three months. The loan is secured by restricted cash of RMB100 million (equivalent to US$15.4 million).

On April 22, 2015, the Company obtained a two-year unsecured loan of RMB40 million (equivalent to US$6.1 million) at an annual interest rate of 5.75% from Agriculture Bank of China.

On July 30, 2015, the Company obtained a thirteen-month unsecured loan of RMB50 million (equivalent to US$7.7 million) at an annual interest rate of 5.25% from Harbin Longjiang Bank.

In October and November, 2015, the Company obtained three five-year unsecured loans of RMB260 million (equivalent to US$40.0 million) at an annual interest rate of 4.75% from Bank of China.

As of December 31, 2015, the Company had total lines of credit of RMB4,770.0 million (US$733.2 million) including unused lines of credit of RMB1,822.7 million (US$280.1 million) with remaining terms less than 12 months and RMB398.1 million (US$61.2 million) with remaining terms beyond 12 months.

Certain lines of credit contain financial covenants such as total stockholders' equity, debt asset ratio, current ratio, contingent liability ratio and net profit. As of December 31, 2015, the Company has met these financial covenants.

Note 9 – Notes Payable

On February 4, 2014, Favor Sea Limited, a wholly owned subsidiary of the Company, issued US$150,000,000 aggregate principal amount of 11.75% Guaranteed Senior Notes due 2019 (the 'Notes') with issuance price of 99.080%. The Notes bear interest at a rate of 11.75% per annum, payable on February 4 and August 4 of each year, commencing August 4, 2014.  The Notes will mature on February 4, 2019.  Net proceeds after debt issuance costs and debt discount were approximately US$143.5 million.  Debt issuance costs are presented on the consolidated balance sheets as a direct deduction from the carrying amount of notes payable and amortized to interest expense using the effective interest method.

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

For the year ended December 31, 2015 and 2014, the Company recognized interest expenses of the Notes in the amount of US$18,710,825 and US$16,870,122, respectively.

Unamortized discount and debt issuance costs as of December 31, 2015 and 2014 were US$4,365,004 and US$5,626,355, respectively.

Note 10 – Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2015	2014
	US$	US$
Payables for purchase of property, plant and equipment	42,524,903	7,234,607
Accrued freight expenses	1,579,936	1,688,431
Accrued interest expenses	7,800,481	9,031,741
Advance from customers (i)	82,009,002	63,414
Non income tax payables	4,353,730	2,322,006
Others(ii)	2,720,660	4,144,384
Total accrued expenses and other current liabilities	140,988,712	24,484,583

(i) Advance from customers mainly represent the advance received from two customers in the PRC for the raw material purchases during the 4th quarter of 2015.
(ii) Others mainly represent accrued payroll and employee benefits and other accrued miscellaneous operating expenses.

Note 11 – Related party transactions

The Company entered into related party transactions with Harbin Xinda High-Tech Co., Ltd. ("Xinda High-Tech"), an entity controlled by the wife of Mr. Han, the chief executive officer and controlling stockholder of the Company and Mr. Han's son.  The significant related party transactions are summarized as follows:

The significant related party transactions are summarized as follows:

	Years Ended December 31,
	2015	2014	2013
	US$	US$	US$
Costs and expenses resulting from transactions with related parties:
Rental expenses for plant and office space	777,248	791,460	801,715

The related party balances are summarized as follows:

	December 31,
	2015	2014
	US$	US$
Amounts due from a related party:
Prepaid rental expenses to Xinda High-Tech	244,836	220,262

	December 31,
	2015	2014
	US$	US$
Amounts due to a related party
Rental payable to Mr Han's son	8,439	-

The Company rents the following plant and office buildings in Harbin, Heilongjiang province from Xinda High-Tech:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Office building	23,894	758,983	Between January 1, 2014 and December 31, 2018

The Company rents the following facilities in Harbin, Heilongjiang province from Mr. Han's son:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Facility	3,134	11,912	Between January 1, 2015 and September 30, 2015
Facility	200	6,353	Between August 17, 2014 and August 16, 2016

Note 12– Income Taxes

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

No provision for Hong Kong Profits Tax was made for Xinda Holding (HK) Co., Ltd. ("Xinda HK"), (formerly known as Hong Kong Engineering Plastics Co., Ltd.), Xinda (HK) International Trading Co., Ltd. ("Xinda Trading", liquidated in February 2015), and Xinda (HK) Trade Company Limited. ("HK Trading") as they did not have any assessable profits arising in or derived from Hong Kong for any of the periods presented.

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

China XD earnings from its subsidiaries in PRC and Dubai are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to its plan to indefinitely reinvest its earnings in the PRC, the Company has not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of US$488,303,847 and US$434,416,319 as of December 31, 2015 and 2014, respectively. In addition, due to its plan to indefinitely reinvest its earnings in Dubai, the Company has not provided for deferred income tax liabilities related to Dubai on undistributed earnings of US$117,827,046 and US$83,272,307 as of December 31, 2015 and 2014, respectively. It is not practicable to estimate the amounts of unrecognized deferred income tax liabilities thereof.

The components of income before income taxes are as follows:

	Years Ended December 31,
	2015	2014	2013
	US$	US$	US$
US	(3,512,598)	(4,957,190)	(4,768,725)
BVI	(18,685,588)	(16,070,146)	(7,685)
Hong Kong	(306,945)	(973,523)	(815,408)
Dubai	34,554,739	83,267,935	-
PRC, excluding Hong Kong	89,920,646	77,775,570	186,127,783
Total income before income taxes	101,970,254	139,042,646	180,535,965

The Company's income tax expense (benefit) recognized in the consolidated statements of comprehensive income consists of the following:

	Years Ended December 31,
	2015	2014	2013
	US$	US$	US$
Current income tax expense-PRC	20,618,211	20,089,436	47,559,763
Current income tax expense-US	-	195,598	1,017,585
Deferred income tax benefit-PRC	(2,380,236)	(2,018,757)	(1,880,228)
Total income tax expense	18,237,975	18,266,277	46,697,120

The effective income tax rate based on income tax expense and income before income taxes reported in the consolidated statements of comprehensive income differs from the PRC statutory income tax rate of 25% due to the following:

	Years Ended December 31,
	2015	2014	2013
	US$	US$	US$

PRC statutory income tax rate	25%	25%	25%
Increase (decrease) in effective income tax rate resulting from:
Tax rate differential on US entities not subject to PRC income tax	-	-	(0.2)%
Tax rate differential on HK entities not subject to PRC income tax	-	-	0.1%
Tax rate differential on BVI entities not subject to PRC income tax	4.6%	2.9%	-
Tax rate differential on UAE entities not subject to PRC income tax	(8.5)%	(15.0)%	-
Non-deductible expenses	0.4%	0.6%	0.8%
Preferential tax rate	(4.5)%	(3.3)%	(0.7)%
Change in valuation allowance	1.2%	0.5%	(0.0)%
R&D additional deduction	(2.6)%	0.0%	0.0%
Others	2.3%	2.4%	0.9%
Effective income tax rate	17.9%	13.1%	25.9%

The principal components of the Company's deferred income tax assets and deferred income tax liabilities are as follows:

	December 31,
	2015	2014
	US$	US$

Deferred income tax assets:
Tax loss carry forwards	1,941,124	727,711
Less: valuation allowance	(1,941,124)	(727,711)
Deferred income tax assets, net	-	-

Deferred income tax liabilities:
Net assets of Research Institute granted to Research Center	-	1,185,638
Forward contract	-	(604)
Property, plant and equipment	13,874,224	15,766,517
Total deferred income tax liabilities (included in other non-current liabilities)	13,874,224	16,951,551

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

The movements of the valuation allowance are as follows:

	Years Ended December 31,
	2015	2014	2013
	US$	US$	US$

Balance at the beginning of the year	727,711	73,182	556,677
Expiration due to liquidation	(68,070)	-	(437,762)
Additions of valuation allowance	1,333,527	662,151	72,305
Reduction of valuation allowance	(52,044)	(7,622)	(118,038)
Balance at the end of the year	1,941,124	727,711	73,182

The valuation allowance as of December 31, 2015, 2014 and 2013 was primarily provided for the deferred income tax assets of certain entities, which were at cumulative loss positions. As of December 31, 2015, for U.S. federal income tax purposes, the Company had tax loss carryforwards of (i) US$590,057 from US Entities, of which  US$212,659,  US$159,481 and US$217,917 would expire by 2033, 2034 and 2035, respectively, if unused, (ii) US$5,827,090 from subsidiaries in PRC, of which  US$67,201, US$1,160,448  and US$4,599,441 would expire by 2018, 2019 and 2020, respectively, if unused, and (iii) US$2,018,829 from subsidiaries in HK, which could be carried forward indefinitely to be offset against future profits. In view of the cumulative losses for the entities concerned, 100% valuation allowances were provided against their deferred income tax assets as of December 31, 2015, 2014 and 2013, which in the judgment of the management, are not more likely than not to be realized.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the year ended December 31, 2015 is as follows:
	Year ended December 31,
	2015	2014	2013
	US$	US$	US$

Balance at beginning of year	14,609,258	8,807,490	-
Increase related to current year tax positions	7,051,049	5,801,768	8,807,490
Balance at end of year	21,660,307	14,609,258	8,807,490

At December 31, 2015, 2014 and 2013, there are US$18,370,729, US$12,544,088 and US$6,690,841 of unrecognized tax benefits that if recognized, would affect the annual effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and does not recognize penalties. During the years ended December 31, 2015, 2014 and 2013, the Company recognized approximately US$1,905,191, US$1,322,135 and nil of interest expense. The Company had approximately US$3,095,819 and US$1,322,135 for the payment of interest accrued related to unrecognized tax benefits at December 31, 2015 and 2014, respectively which were included in other non-current liabilities. As of December 31, 2015 and 2014, US$21,076,874 and US$14,025,825 of unrecognized tax benefits were included in other non-current liabilities, respectively. US$583,433 of unrecognized tax benefit were presented as a reduction of the deferred income tax assets for tax loss carry forwards since the uncertain tax position would reduce the tax loss carry forwards under the tax law. The unrecognized tax benefits represent the estimated income tax expenses the Company would be required to pay, should the income tax rate used, taxable income and deductible expenses for tax purpose recognized in accordance with tax laws and regulations. The Company is currently unable to provide an estimate of a range of the total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.

The tax returns of the U.S. Entities are subject to U.S. federal income tax examination by tax authorities for the years from 2013 to 2015.  According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent.  The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than US$15,000.  In the case of transfer pricing issues, the statute of limitations is ten years.  There is no statute of limitations in the case of tax evasion.  The tax returns of the Company's PRC subsidiaries for the years from 2013 to 2015 are open to examination by the PRC tax authorities.

Note 13 – Deferred Income

On January 26, 2015, the Company entered into a memorandum and a fund support agreement (the "Agreement") with the People's Government of Shunqing District, Nanchong City, Sichuan Province ("Shunqing Government") pursuant to which Shunqing Government, through its investment vehicle, will extend to the Company RMB350 million (equivalent to US$ 53.8 million) to support the construction of the Sichuan plant. As of December 31, 2015, the Company has received RMB280 million (equivalent to US$ 43.0 million) in total from Shunqing Government in the form of government repayment of bank loans on behalf of the Company. The Company also received RMB70 million (equivalent to US$ 10.8 million) pursuant to the Agreement for which the amount was restricted to use subject to the progress of the construction, which has been recorded as restricted cash as of December 31, 2015.

The Company also received RMB32.4 million (equivalent to US$5.0 million) from Shunqing Government to support the construction of the Sichuan plant and RMB6.4 million (equivalent to US$ 1.0 million) subsidy for development of additive manufacturing industry for the year ended December 31, 2015.

Since the funding is related to construction of long-term assets, the amounts were recognized as government grant, which is included in deferred income on the consolidated balance sheets, and to be recognized as other income in the consolidated statements of comprehensive income over the periods and in the proportions in which depreciation expense on the long-term assets is recognized.

In addition, the Company received RMB22 million (equivalent to US$3.4 million) interest subsidy for strategic emerging industry development, among which RMB7.2 million (equivalent to US$ 1.1 million) have been recognized as other income when related interest expense was recognized as of December 31, 2015.

Note 14 – Other non-current liabilities

	2015	2014
	US$	US$

Income tax payable-noncurrent (i)	24,172,693	14,025,825
Deferred income tax liabilities (note 12)	13,874,224	16,951,551
Total other non-current liabilities	38,046,917	30,977,376

(i) Income tax payable-noncurrent represents the accumulative balance of unrecognized tax benefits and related accrued interest.

Note 15 – Common Stock

Pursuant to the amended Article of Incorporation dated March 12, 2009, the Company's authorized share capital is 550,000,000 shares, consisting of 500,000,000 shares of common stock (US$0.0001 par value), and 50,000,000 shares of all classes of preferred stock (US$0.0001 par value).

Note 16 – Preferred Stock

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

If any shares of Series D Preferred Stock remain outstanding on February 4, 2019, the holders of such shares shall require the Company to redeem each share of Series D Preferred Stock at a price equal to the IRR Price (the "Mandatory Redemption Price") no later than six months after the Original Maturity Date. The Mandatory Redemption Price per share was US$11.53 and US$10.03 as of December 31, 2015 and 2014, respectively.

The Company concluded that it has met the Actual Profit Targets and that it is not probable any of the triggering events has occurred or is expected to occur. In addition, the Company concluded that it has met the performance target of RMB360 million, RMB520 million and RMB800 million in 2011, 2012 and 2013, respectively and accordingly it has the right to request the conversion of Series D Preferred Stock into common stock.  As a result, it was not probable that the Series D Preferred Stock is redeemable as of December 31, 2015. Therefore no changes in the redemption value were recognized for any of the periods presented. The Company will assess the probability of whether the Series D Preferred Stock is redeemable at each reporting period end.

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

Note 17 – Warrants

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

Accordingly, the Company accounted for these warrants at fair value with changes in fair value recorded in earnings at each reporting period.

There were no outstanding warrants as of December 31, 2014.

The changes in the fair value of warrants during the years presented is as follow:

	Series A investor warrants	Series A placement agent warrants	Series C placement agent warrants	Total
	US$	US$	US$	US$

As of December 31, 2012	915,189	66,077	27,484	1,008,750
Change in fair value	89,721	(7,586)	(27,484)	54,651
As of December 31, 2013	1,004,910	58,491	-	1,063,401
Change in fair value	1,929,565	(58,491)	-	1,871,074)
Exercise of warrants	(2,934,475)	-	-	(2,934,475)
As of December 31, 2014	-	-	-	-

Note 18– Stock based compensation

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

On August 7, 2012, the Company's Board of Directors approved the grant of (i) 230,000 nonvested shares to certain executive officers and employees which vested on August 6, 2015, (ii) 225,000 nonvested shares to 15 consultants which vested on February 7, 2013, and (iii) 10,000 nonvested shares to a former employee which vested on the date of grant.

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

On August 7, 2014, the Company's Board of Directors approved the grant of (i) 282,460 nonvested shares to certain executive officers and employees which will vest on August 7, 2017; (ii) 9,488 nonvested shares to two independent directors all of which vested on February 7, 2015.

On August 7, 2015, the Company's Board of Directors approved the grant of (i) 192,300 nonvested shares to certain executive officers and employees which will vest on August 7, 2018; (ii) 10,907 nonvested shares to three independent directors which will vest on February 7, 2016.

A summary of the nonvested shares activity for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Number of Nonvested Shares	Weighted Average Grant date Fair Value
		US$
Outstanding as of December 31, 2012	513,000	4.66
Granted	892,936	4.52
Vested	(311,361)	4.74
Forfeited	(4,000)	4.37
Outstanding as of December 31, 2013	1,090,575	4.89
Granted	291,948	5.13
Vested	(674,205)	4.58
Forfeited	(61,030)	4.47
Outstanding as of December 31, 2014	647,288	5.00
Granted	203,207	6.00
Vested	(171,488)	4.40
Forfeited	(64,280)	4.65
Outstanding as of December 31, 2015	614,727	5.54
Expected to vest as of December 31, 2015	561,237	5.54

The total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 was US$754,547, US$3,090,766 and US$1,499,941, respectively.

The Company recognized US$813,699, US$1,003,040 and US$3,630,565 of compensation expense in general and administrative expenses relating to nonvested shares for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, total unrecognized compensation cost relating to nonvested shares was US$1,903,077, which is to be recognized over a weighted average period of 1.65 years.

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

On October 10, 2015, the Company's Board of Directors approved the grant of stock options to purchase 72,000 shares of the Company's common stock to six consultants at an exercise price of US$0.24. The options vest over a three-month period and vested on February 1, 2016.

On October 10, 2015, the Company's Board of Directors also approved the grant of stock options to purchase 450,000 shares of the Company's common stock to three sales consultants at an exercise price of US$0.24.  The options have a performance condition which requires the consultants to develop specified number of new end customers during the service period of one year.  The options can be vested at the end of six month if the performance condition is met.  The awards will be forfeited if such performance condition is not met at the end of the service period.  Selling and marketing expenses are  recognized through the period of service as the service is performed and adjusted for changes in fair value until performance is complete.

A summary of stock options activity for the years ended December 31, 2015, 2014 and 2013 is as follows.
	Number of Options Outstanding	Weighted Average Exercise Price US$
Outstanding as of December 31, 2012	148,500	8.01
Expired	(148,500)	8.01
Outstanding as of December 31, 2013 and 2014	-	-
Granted	72,000	0.24
Outstanding as of December 31, 2015	72,000	0.24

The Company recognized US$230,463, nil and US$127,215 of share-based compensation expense in general and administration expenses relating to stock options for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 19– Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Years Ended December 31,
	2015	2014	2013
	US$	US$	US$
Numerator:
Net income	83,732,279	120,776,369	133,838,845
Less:
Earnings allocated to participating Series D convertible preferred stock	(20,350,826)	(29,552,623)	(33,229,887)
Earnings allocated to participating nonvested shares	(770,145)	(1,026,493)	(1,347,073)
Net income for basic and diluted earnings per share	62,611,308	90,197,253	99,261,885

Denominator:
Denominator for basic earnings per share	49,225,566	48,833,434	47,794,028
Dilutive effect of outstanding share options	3,894	-	-
Denominator for diluted earnings per share	49,229,460	48,833,434	47,794,028

Earnings per common share:
Basic and diluted earnings per common share	1.27	1.85	2.08

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the years ended December 31, 2015, 2014 and 2013, because their effects are anti-dilutive:

	Years Ended December 31,
	2015	2014	2013
	US$	US$	US$
Numerator:
Shares issuable upon conversion of Series D convertible preferred stocks	16,000,000	16,000,000	16,000,000
Shares issuable upon exercise of Series A investor warrant	-	-	1,320,696
Shares issuable upon exercise of Series A placement agent warrant	-	-	117,261

Note 20– Statutory reserves

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

For the years ended December 31, 2015, 2014 and 2013, China XD' subsidiaries in the PRC made appropriations to the reserve fund of RMB48,174,525 (equivalent to US$7,651,365), RMB37,156,541 and  RMB30,075,331  respectively. As of December 31, 2015, 2014 and 2013, the accumulated balance of the statutory surplus reserve was 140,005,280 (equivalent to US$22,575,538), RMB91,830,755 and RMB54,674,214, respectively.

Note 21– Commitments and contingencies

(1)	Lease commitments

Future minimum lease payments under non-cancellable operating leases agreements as of December 31, 2015 were as follows.  The Company's leases do not contain any contingent rent payments terms.

US$
Years ending December 31,
2016	1,469,537
2017	1,336,389
2018	885,979
2019	113,521
2020	113,521
2021 and thereafter	1,031,145

Rental expenses incurred for operating leases of plant and equipment and office spaces were US$1,698,088, US$1,476,640 and US$1,042,894 in 2015, 2014 and 2013, respectively. There are no step rent provisions, escalation clauses, capital improvement funding requirements, other lease concessions or contingent rent in the lease agreements. The Company has no legal or contractual asset retirement obligations at the end of leases. The Company's leases do not contain any contingent rent payments terms.

(2)   Sichuan plant construction and equipment

On March 8, 2013, Xinda Holding (HK) Company Limited ("Xinda Holding (HK)") entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion in property, plant and equipment and approximately RMB0.6 billion in working capital, for the construction of Sichuan plant.  As of December 31, 2015, the Company has a remaining commitment of RMB137.2 million (equivalent to US$21.1 million) mainly for facility construction, and RMB17.9 million (equivalent to US$2.8 million) for the acquisition of equipment.

(3)    Dubai plant construction and equipment

On January 5, 2015, AL Composites entered into an equipment purchase contract with Peaceful for a total consideration of US$271.2 million to purchase certain production and testing equipment.  As of December 31, 2015, the Company has a remaining commitment of US$101.2 million for the remaining equipment acquisition. On April 28, 2015, AL Composites entered into a warehouse construction contract with Falcon Red Eye Contracting Co. L.L.C. for a total consideration of AED6.7 million (equivalent to US$1.8 million). As of December 31, 2015, the Company has a remaining commitment of US$0.9 million.

(4)  Xinda Group construction and equipment

As of December 31, 2015, Xinda Group has a remaining commitment of RMB8.9 million (equivalent to US$ 1.4 million) for the acquisition of equipment.

(5)    Contingencies

The Company and certain of its officers were named as defendants in two putative securities class action lawsuits filed on July 15, 2014 and July 16, 2014 in the United States District Court for the Southern District of New York. The Court held a hearing on the Company's motion to dismiss on October 22, 2015, but has not yet issued a ruling. The Company, after consultation with its legal counsel, believes that the lawsuits are without merit and intends to vigorously defend against them. Nevertheless, there is a possibility that a loss may have been incurred. In accordance with ASC Topic 450, no loss contingency was accrued as of December 31, 2015 since the possible loss or range of loss cannot be reasonably estimated.

Note 22 – Revenues

Revenues consist of the following:

	Years Ended December 31,
	2015	2014	2013
	US$	US$	US$

Modified Polyamide 66 (PA66)	219,082,301	192,374,156	195,471,978
Modified Polyamide 6 (PA6)	203,485,029	223,122,191	216,210,438
Plastic Alloy	350,620,202	400,306,257	296,635,139
Modified Polypropylene (PP)	164,828,880	232,421,229	286,263,653
Modified Acrylonitrile butadiene styrene (ABS)	40,510,344	36,804,599	32,440,913
Polyoxymethylenes (POM)	3,481,072	3,606,000	2,835,335
Polyphenylene Oxide (PPO)	12,984,368	14,830,647	13,570,734
Polylactide (PLA)	5,661	13,952	-
Raw materials	3,373,854	7,206,661	5,373,656
Others	821,183	-	-
Subtotal	999,192,894	1,110,685,692	1,048,801,846
Service revenue	-	-	2,014,518
Total Revenue	999,192,894	1,110,685,692	1,050,816,364

Note 23 – Selected Quarterly Financial Information (Unaudited)

The following tables show a summary of the Company's quarterly financial information for each of the four quarters of 2015 and 2014 (in millions, except gross margin and per share amounts):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2015:
Revenues	$272.8	$239.1	$265.4	$221.9
Gross profit	$52.0	$29.3	$51.5	$48.6
Net income	$26.8	$6.0	$25.5	$25.4

Earnings per share
Basic and diluted	$0.41	$0.09	$0.39	$0.39

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2014:
Revenues	$307.1	$315.7	$264.2	$223.6
Gross profit	$58.1	$65.4	$52.3	$46.6
Net income	$35.7	$43.2	$19.8	$22.0

Earnings per share
Basic	$0.54	$0.66	$0.30	$0.34
Diluted	$0.54	$0.62	$0.30	$0.34

Note 24 – Geographic Revenue Information

The following summarizes the Company's revenues from the following geographic areas (based on the location of the customer):

	Years Ended December 31,
	2015	2014	2013
	US$	US$	US$

Revenues (in US$ millions)
PRC (excluding HK SAR, Macau SAR and Taiwan)	927.6	970.5	1,050.8
ROK	71.6	140.1	-
Total	999.2	1,110.6	1,050.8