Form 10-Q
period 2016-03-31
China XD Plastics Co Ltd
filed 2016-05-10
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 5, 2016, the registrant had 49,406,191 shares of common stock, par value US$0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	43,055,238	119,928,485
Restricted cash	51,723,198	50,852,327
Time deposits	300,872,903	237,626,806
Accounts receivable, net	179,598,690	234,542,739
Amounts due from a related party	61,633	244,836
Inventories	391,548,948	294,665,195
Prepaid expenses and other current assets	50,661,076	15,675,848
Total current assets	1,017,521,686	953,536,236
Property, plant and equipment, net	807,047,664	571,746,507
Land use rights, net	24,556,562	24,506,837
Prepayments to equipment and construction suppliers	31,611,141	183,226,006
Other non-current assets	19,096,297	18,966,622
Total assets	1,899,833,350	1,751,982,208

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans, including current portion of long-term bank loans	323,997,710	284,339,089
Bills payable	33,213,025	33,522,287
Accounts payable	258,142,758	257,417,000

Amounts due to a related party	10,041	8,439
Income taxes payable	3,816,130	6,881,946
Accrued expenses and other current liabilities	231,523,824	140,988,712
Total current liabilities	850,703,488	723,157,473
Long-term bank loans, excluding current portion	104,812,604	107,481,709
Notes payable	145,926,833	145,634,996
Deferred income	66,514,797	62,039,050
Other non-current liabilities	39,747,011	38,046,917
Total liabilities	1,207,704,733	1,076,360,145

Redeemable Series D convertible preferred stock (redemption amount of US$191,002,600 and US$184,461,800 as of March 31, 2016 and December 31, 2015)	97,576,465	97,576,465
Stockholders’ equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 49,427,191 shares and 49,344,284 shares issued, 49,406,191 shares and 49,323,284 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	4,941	4,933
Treasury stock, 21,000 shares at cost	(92,694)	(92,694)
Additional paid-in capital	82,142,104	81,919,932
Retained earnings	526,913,335	515,555,985
Accumulated other comprehensive loss	(14,415,634)	(19,342,658)
Total stockholders’ equity	594,552,152	578,045,598
Commitments and contingencies	-	-
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	1,899,833,350	1,751,982,208

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Period Ended March 31,
	2016	2015
	US$	US$

Revenues	215,030,158	221,926,395
Cost of revenues	(180,216,507)	(173,284,119)
Gross profit	34,813,651	48,642,276

Selling expenses	(285,136)	(296,820)
General and administrative expenses	(5,069,674)	(4,964,758)
Research and development expenses	(4,909,567)	(5,813,863)
Total operating expenses	(10,264,377)	(11,075,441)

Operating income	24,549,274	37,566,835

Interest income	1,614,263	2,428,071
Interest expense	(10,904,659)	(10,629,353)
Foreign currency exchange losses	427,665	(90,415)
Gains on foreign currency forward contracts	-	354,519
Government grant	208,433	-
Total non-operating expense, net	(8,654,298)	(7,937,178)

Income before income taxes	15,894,976	29,629,657

Income tax expense	(4,537,626)	(4,225,631)

Net income	11,357,350	25,404,026

Earnings per common share:
Basic and diluted	0.17	0.39

Net Income	11,357,350	25,404,026

Other comprehensive income (loss)
Foreign currency translation adjustment, net of nil income taxes	4,927,024	(164,760)

Comprehensive income	16,284,374	25,239,266

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Period Ended March 31,
	2016	2015
	US$	US$
Cash flows from operating activities:
Net cash provided by (used in) operating activities	(25,403,676)	37,529,772

Cash flows from investing activities:
Purchase of time deposits	(155,330,882)	(110,597,161)
Proceeds from maturity of time deposits	94,362,745	80,026,889
Purchase of and deposits for property, plant and equipment	(27,399,896)	(86,042,231)
Purchases of land use rights	-	(5,522,219)
Government grant related to the construction of Sichuan plant	2,060,355	-
Net cash used in investing activities	(86,307,678)	(122,134,722)

Cash flows from financing activities:
Proceeds from bank borrowings	166,914,532	203,658,524
Repayment of bank borrowings	(131,602,645)	(111,397,430)
Release of restricted cash as collateral for bank borrowings	21,341,912	-
Placement of restricted cash as collateral for bank borrowings	(21,954,042)	(22,298,692)
Net cash provided by financing activities	34,699,757	69,962,402

Effect of foreign currency exchange rate changes on cash and cash equivalents	138,350	384,182
Net decrease in cash and cash equivalents	(76,873,247)	(14,258,366)

Cash and cash equivalents at beginning of period	119,928,485	45,456,612
Cash and cash equivalents at end of period	43,055,238	31,198,246

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	14,380,560	14,508,630
Income taxes paid	6,874,104	2,215,158
Non-cash investing and financing activities:
Accrual for purchase of equipment	93,422,837	14,224

See accompanying notes to unaudited condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation, significant concentrations and risks

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the United States Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated financial statements of China XD Plastics Company Limited (“China XD”) and subsidiaries (collectively, the “Company”). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2015, and the related consolidated statements of comprehensive income, changes in equity and cash flows for the year then ended, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2016.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2016, the results of operations and cash flows for the three-month periods ended March 31, 2016 and 2015, have been made.

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the recoverability of the carrying amounts of property, plant and equipment, the realizability of inventories, the useful lives of property, plant and equipment, the collectability of accounts receivable, the fair values of stock-based compensation awards, and the accruals for tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(b) Significant concentrations and risks

Sales concentration

The Company sells its products primarily through approved distributors in the People’s Republic of China (the “PRC”). To a lesser extent, the Company also sells its products to two overseas customers in the Republic of Korea (the “ROK”). The Company’s sales are highly concentrated.  Sales to distributors and an end customer, which individually exceeded 10% of the Company’s revenues for the three month periods ended March 31, 2016 and 2015, are as follows:

	For the Three-Month Period Ended March 31,
	2016		2015
	US$	%	US$	%
Distributor A, located in PRC	35,809,554	16.7%	32,811,834	14.8%
Distributor B, located in PRC	35,105,615	16.3%	35,012,896	15.8%
Distributor C, located in PRC	28,460,900	13.2%	26,205,294	11.8%
Distributor D, located in PRC	25,485,848	11.9%	22,287,867	10.0%
Distributor E, located in PRC	22,202,126	10.3%	22,658,046	10.2%
Distributor F, located in PRC	21,908,999	10.2%	16,199,648	7.3%
Direct customer, located in the ROK	-	0.0%	34,946,900	15.7%
Total	168,973,042	78.6%	190,122,485	85.6%

The Company expects revenues from these distributors and the end customer to continue to represent a substantial portion of its revenue in the future. Any factor adversely affecting the automobile industry in the PRC, electronic application industry in the ROK or the business operations of these customers will have a material effect on the Company's business, financial position and results of operations.

Purchase concentration of raw materials and equipment

The principal raw materials used for the Company’s production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon. During the three-month periods ended March 31, 2016 and 2015, the Company purchased its raw materials through a limited number of distributors, which individually exceeded 10% of the Company’s total raw material purchases, accounted for approximately 76.9% (five distributors) and 73.8% (six distributors), respectively.  Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company’s business, financial position and results of operations.

The Company purchased equipment from two equipment distributors, which accounted for 99.9% and 99.8% of the Company’s total equipment purchases for the three-month periods ended March 31, 2016 and 2015, respectively. Management believes that other suppliers could provide similar equipment on comparable terms. A change of the supplier could cause a delay in manufacturing and a possible loss of sales, which could adversely affect the Company’s business, financial position and results of operations.  The majority owner of one of the major equipment distributors, is also the majority owner of Distributor D presented above.

Cash concentration

Cash and cash equivalents, short-term restricted cash, time deposits and long-term restricted cash included in other non-current assets mentioned below maintained at banks consist of the following:

	March 31, 2016,	December 31, 2015
	US$	US$
RMB denominated bank deposits with:
Financial Institutions in the PRC	411,357,298	417,430,412
Financial Institutions in Hong Kong Special Administrative Region ("Hong Kong SAR")	13,692	13,778
Financial Institution in Dubai, United Arab Emirates ("UAE")	28,649	3,023
U.S. dollar denominated bank deposits with:
Financial Institution in the U.S.	259,127	226,010
Financial Institutions in the PRC	222,413	17,109
Financial Institution in Hong Kong SAR	241,765	63,854
Financial Institution in Macau Special Administrative Region ("Macau SAR")	95,654	37,120
Financial Institution in Dubai, UAE	296,009	7,474,960
Euro denominated bank deposits with:
Financial institution in Dubai, UAE	3,156	3,011
HK dollar denominated bank deposits with:
Financial institution in Hong Kong SAR	259	336
Dirham denominated bank deposits with:
Financial institution in Dubai, UAE	140,527	37,278

The bank deposits with financial institutions in the PRC are insured by the government authority for up to RMB500,000. The bank deposits with financial institutions in the HK SAR are insured by the government authority for up to HK$500,000. The bank deposits with financial institutions in the Macau SAR are insured by the government authority for up to MOP$500,000. Total bank deposits amounted to $1,669,556 and $1,690,764 are insured as of March 31, 2016 and December 31, 2015, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts. To limit exposure to credit risk, the Company primarily places bank deposits with large financial institutions in the PRC, HK SAR, Macau SAR and Dubai, UAE with acceptable credit rating.

Cash deposits in bank that are restricted as to withdrawal or usage for up to 12 months are reported as restricted cash in the condensed consolidated balance sheets and excluded from cash in the condensed consolidated statements of cash flows. Cash deposits of US$17,024,701 and US$16,907,470 as of March 31, 2016 and December 31, 2015 that are restricted for period beyond 12 months from the balance sheet date are included in other non-current assets in the condensed consolidated balance sheets.

Short-term bank deposits that are pledged as collateral for bills payable relating to purchases of raw materials are reported as restricted cash and amounted to US$8,017,087 and US$8,069,475 as of March 31, 2016 and December 31, 2015, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company. The cash will be available for use by the Company 90 days from the issuance of the letter of credit. The cash flows from the pledged bank deposits, which relate to purchases of raw materials, are reported within cash flows from operating activities in the condensed consolidated statements of cash flows.

Short-term bank deposits that are pledged as collateral for short-term and long-term bank borrowings are reported as restricted cash and amounted to US$32,850,861 and US$32,010,452 as of March 31, 2016 and December 31, 2015, respectively.  Long-term bank deposits that are pledged as collateral for issuance of letter of guarantee are reported as other non-current assets and amounted to US$17,024,701 and US$16,907,470 as of March 31, 2016 and December 31, 2015, respectively. The cash flows from such bank deposits are reported within cash flows from financing activities in the condensed consolidated statements of cash flows.

Short-term bank deposits that are related to government grant are reported as restricted cash and amounted to U$10,855,250 and US$10,772,400 as March 31, 2016 and December 31, 2015, respectively.  The amount is reported as non-cash investing and financing activities in the condensed consolidated statements of cash flows.

Note 2 - Accounts receivable

Accounts receivable consists of the following:

	March 31, 2016	December 31, 2015
	US$	US$

Accounts receivable	179,639,603	234,583,370
Allowance for doubtful accounts	(40,913)	(40,631)
Accounts receivable, net	179,598,690	234,542,739

As of March 31, 2016 and December 31, 2015, the accounts receivable balances also include notes receivable in the amount of US$1,382,383 and US$2,048,186, respectively. As of March 31, 2016 and December 31, 2015, US$12,157,403 and US$54,664,219 of accounts receivable are pledged for the short-term bank loans, respectively.

There was no accrual of additional provision or write-off of accounts receivable for the three-month periods ended March 31, 2016 and 2015.
The following table provides an analysis of the aging of accounts receivable as of March 31, 2016 and December 31, 2015:
	March 31, 2016	December 31, 2015
	US$	US$
Aging:
– current	179,598,670	234,396,244
– 1-3 months past due	20	146,495
– 4-6 months past due	-	-
– 7-12 months past due	-	-
– greater than one year past due	40,913	40,631
Total accounts receivable	179,639,603	234,583,370

Note 3 - Inventories

Inventories consist of the following:

	March 31, 2016	December 31, 2015
	US$	US$

Raw materials	366,536,552	287,995,933
Work in progress	193,778	164,034
Finished goods	24,818,618	6,505,228
Total inventories	391,548,948	294,665,195

There were no write down of inventories for the three-month periods ended March 31, 2016 and 2015.

Note 4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2016	December 31, 2015
	US$	US$

Receivables due from a customer in the ROK (i)	8,171,130	9,471,222
Interest receivable (ii)	3,188,363	3,306,974
Value added taxes receivables	34,425,876	698,286
Advances to suppliers	1,854,417	68,354
Others (iii)	3,021,290	2,131,012
Total prepaid expenses and other current assets	50,661,076	15,675,848
(i)	As of March 31, 2016, receivables due from a customer in the ROK represent the amount the Company paid to purchase raw materials on behalf of the customer in the ROK.
(ii)	Interest receivable mainly represents interest income accrued from time deposits and restricted cash.
(iii)	Others mainly include prepaid miscellaneous service fees, staff advances and prepaid rental fee.

Note 5 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	March 31, 2016	December 31, 2015
	US$	US$

Machinery, equipment and furniture	259,528,017	258,173,175
Motor vehicles	2,157,932	2,009,440
Workshops and buildings	77,316,839	76,924,199
Construction in progress	564,945,155	323,955,531
Total property, plant and equipment	903,947,943	661,062,345
Less accumulated depreciation	(96,900,279)	(89,315,838)
Property, plant and equipment, net	807,047,664	571,746,507

All of the property, plant and equipment, net as of March 31, 2016 and December 31, 2015 were located in the PRC, except for US$347.4 million and US$83.8  million of property, plant and equipment, net were located in Dubai, UAE.
For the three-month periods ended March 31, 2016 and 2015, the Company capitalized US$601,107, and US$168,306 of interest costs as a component of the cost of construction in progress. Depreciation expense on property, plant and equipment was allocated to the following expense items:

	Three-Month Period Ended March 31,
	2016 US$	2015 US$

Cost of revenues	5,680,494	4,779,588
General and administrative expenses	403,184	375,128
Research and development expenses	945,817	795,719
Selling expenses	384	-
Total depreciation expense	7,029,879	5,950,435

Note 6 - Prepayments to equipment suppliers

	March 31, 2016	December 31, 2015
	US$	US$

Jiamu (i)	11,841,901	11,712,843
Peaceful (ii)	-	170,009,200
Huayuan Zhiye (iii)	18,323,996	-
Others	1,445,244	1,503,963
Total Prepayments to equipment and construction suppliers	31,611,141	183,226,006

(i)	In December 2013, the Company entered into an equipment purchase contract with Harbin Jiamu Import & Export Trading Co., Ltd ("Jiamu Trading") for a consideration of RMB1,629.3 million to purchase 70 production lines and for a consideration of RMB89.7 million to purchase testing equipment. In August 2015, the Company signed a supplemental contract with Harbin Jiamu Science and Technology Co., Ltd. (together with Jiamu Trading as "Jiamu") to purchase testing equipment for a consideration of RMB16.3 million (equivalent to US$2.5 million). The balance of Jiamu as of March 31, 2016 and December 31, 2015 mainly represents the prepayment for testing equipment.

(ii)	On January 5, 2015, AL Composites Materials FZE ("AL Composites") entered into an equipment purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of US$271.2 million to purchase certain production and testing equipment. As of March 31, 2016, all production equipment for a total amount of US$264.7 were delivered to the Company.

(iii)	On February 4, 2016, Xinda CI (Beijing) Investment Holding Company Limited (“Xinda Beijing Investment”) (the "Buyer") entered into a contract with Beijing Xiaoyun Huayuan Property Co., Ltd. ("the Seller") to purchase the two-floor office space (2,331.90 square meters) and 5-parking-lot spaces (288.17 square meters) for a total consideration of RMB118.40 million (equivalent to US$18.32 million). The titles transfer of such office space and parking spaces are still pending as of March 31, 2016.
Note 7 – Fair value measurement
Short-term financial instruments, including cash and cash equivalents, restricted cash, time deposits, accounts receivable, amounts due from a related party, short-term bank loans, bills payable, accounts payable, amounts due to a related party, income taxes payable and accrued expenses and other current liabilities - carrying amounts approximate fair values because of the short maturity of these instruments.

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

Notes payable - fair values of the Company’s notes payable are estimated based on quoted market prices which are categorized as Level 1 measurement in the fair value hierarchy. As of March 31, 2016, the carrying amount and estimated fair value of the notes payable were US$ 145,926,833 and US$ 118,425,000, respectively.

Note 8 – Borrowings

(a)  Current
	March 31, 2016	December 31, 2015
	US$	US$
Unsecured loans	117,962,608	64,555,795
Loans secured by accounts receivable	9,286,200	43,037,196
Loans secured by restricted cash	39,100,000	27,100,000
Current portion of long-term bank loans (note b)	157,648,902	149,646,098

Total short-term loans, including current portion of long-term bank loans	323,997,710	284,339,089
As of March 31, 2016 and December 31, 2015, the Company's short-term bank loans (including the current portion of long-term bank loans) bear a weighted average interest rate of 4.5% and 4.2% per annum, respectively. All short-term bank loans mature at various times within one year and contain no renewal terms.
In January 2016, the Company obtained a one-year secured loan of US$12.0 million from HSBC Middle East at an annual interest rate of one-month LIBOR (0.4340% as of March 31, 2016) plus 1.8%. These loans were secured by restricted cash of RMB17.8 million (equivalent to US$2.8 million) by the HSBC Bank in Harbin, China.

In February 2015, the Company obtained a one-year secured loan of US$16.6 million from HSBC Middle East at an annual interest rate of one-month LIBOR (0.4340% as of March 31, 2016) plus 1.8%. These loans were secured by restricted cash of RMB25.5 million (equivalent to US$3.9 million) by the HSBC Bank in Harbin, China.
In June 2015, the Company obtained a one-year secured loan of US$7.0 million from Bank of China Luxemburg Branch at an annual interest rate of one-year LIBOR (1.2142% as of March 31, 2016) plus 0.8%. These loans were secured by restricted cash of RMB45.9 million (equivalent to US$7.1 million) by the Bank of China in Harbin, China.
In July 2015, the Company obtained a one-year secured loan of US$3.5 million from Bank of China Luxemburg Branch at an annual interest rate of one-year LIBOR (1.2142% as of March 31, 2016) plus 0.75%. These loans were secured by restricted cash of RMB23.0 million (equivalent to US$3.5 million) by the Bank of China in Harbin, China.
On December 7, 2015, the Company obtained a six-month secured loan of RMB30 million (equivalent to US$4.6 million) by accounts receivables of RMB39.4 million (equivalent to US$6.1 million) at an annual interest rate of 4.79% from ICBC in Harbin. ICBC in Harbin. On February 18, 2016, the Company obtained a six-month secured loan of RMB30 million (equivalent to US$4.6 million) by accounts receivables of RMB39.2 million (equivalent to US$6.1 million) at an annual interest rate of 4.300% from ICBC in Harbin.

(b) Non-current
	March 31,2016	December 31, 2015
	US$	US$
Secured loans	81,164,800	81,164,800
Unsecured loans	181,296,706	175,963,007
Less: current portion	157,648,902	149,646,098
Total long-term bank loans, excluding current portion	104,812,604	107,481,709

On December 11, 2014, the Company obtained a two-year unsecured loan of RMB199 million (equivalent to US$30.5 million) from Bank of Communications at an annual interest rate of 6.60%.
On December 16, 2014, the Company obtained a one and a half-year unsecured loan of US$76.4 million from Bank of China Macau Branch at an interest rate of three-month LIBOR (0.6251% as of March 31, 2016) plus 1.7%.  The interest rate is reset every three months.

On June 12, 2014, the Company obtained a three-year secured loan of US$70 million from Bank of China Paris Branch at an interest rate of three-month LIBOR (0.6251% as of March 31, 2016). The loan is secured by restricted cash of RMB 110 million (equivalent to US$16.9 million, which was recorded in other non-current assets). The Company has repaid US$2 million on June 9, 2015 and US$2 million December 9, 2015.
On January 23, 2015, the Company obtained a two-year unsecured loan of RMB100 million (equivalent to US$15.5 million) at an annual interest rate of 6.0% from Agriculture Bank of China.
On January 27, 2015, the Company obtained a one and half year secured loan of US$15.2 million from Bank of China Macau Branch, at an interest rate of three-month LIBOR (0.6251% as of March 31, 2016) plus 1.5%. The interest rate is reset every three months. The loan is secured by restricted cash of RMB100 million (equivalent to US$15.4 million).
On April 22, 2015, the Company obtained a two-year unsecured loan of RMB40 million (equivalent to US$6.2 million) at an annual interest rate of 5.75% from Agriculture Bank of China.
In October and November, 2015, the Company obtained three five-year unsecured loans of RMB260 million (equivalent to US$40.0 million) at an annual interest rate of 4.75% from Bank of China. In January 2016, the Company obtained one four-year unsecured loans of RMB80 million (equivalent to US$12.6 million) at an annual interest rate of 4.75% from Bank of China.
As of March 31, 2016, the Company had total lines of credit of RMB5,005.7 million (US$774.9 million) including unused lines of credit of RMB2,009.9 million (US$311.0 million) with remaining terms less than 12 months and RMB325.2 million (US$50.3 million) with remaining terms beyond 12 months.
Certain lines of credit contain financial covenants such as total stockholders' equity, debt asset ratio, current ratio, contingent liability ratio and net profit. As of March 31, 2016, the Company has met these financial covenants.

 Note 9 - Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following:
	March 31, 2016	December 31, 2015
	US$	US$
Payables for purchase of property, plant and equipment	136,633,861	42,524,903
Accrued freight expenses	2,557,056	1,579,936
Accrued interest expenses	3,461,380	7,800,481
Advance from customers (i)	82,875,638	82,009,002
Non income tax payables	3,897,566	4,353,730
Others(ii)	2,098,323	2,720,660
Total accrued expenses and other current liabilities	231,523,824	140,988,712
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
Note 10 – Related party transactions

The Company entered into related party transactions with Harbin Xinda High-Tech Co., Ltd. ("Xinda High-Tech"), an entity controlled by the wife of Mr. Han, the chief executive officer and controlling stockholder of the Company and Mr. Han's son.  The significant related party transactions are summarized as follows:

	Three-Month Period Ended March 31,
	2016	2015
	US$	US$
Costs and expenses resulting from transactions with related parties:
Rental expenses for plant and office spaces	184,536	195,213

The related party balances are summarized as follows:

	March 31, 2016	December 31, 2015
	US$	US$
Amounts due from a related party:
Prepaid rent expenses to Xinda High-Tech	61,633	244,836
Total	61,633	244,836

	March 31, 2016	December 31, 2015
	US$	US$
Amounts due to a related party
Rental payable to Mr Han's son	10,041	8,439

The Company rents the following plant and office buildings in Harbin, Heilongjiang province from Xinda High-Tech:
Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Office building	23,894	732,032	Between January 1, 2014 and December 31, 2018

The Company rents the following facility in Harbin, Heilongjiang province from Mr. Han's son:
Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Facility	200	6,127	Between August 17, 2014 and August 16, 2016

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

The effective income tax rates for the three-month periods ended March 31, 2016 and 2015 were 28.5% and 14.3%, respectively.  The effective income tax rate increased from 14.3% as of March 31, 2015 to 28.5% as of March 31, 2016, primarily due to less profit generated by Dubai Composites for the three-month period ended March 31, 2016, which was exempted from income taxes. The effective income tax rate for the three-month period ended March 31, 2016 differs from the PRC statutory income tax rate of 25% primarily due to the effect of tax rate differential on entities not subject to PRC income tax and the effect of non-deductible expenses.

As of March 31, 2016, the unrecognized tax benefits were US$22,655,464 and the interest relating to unrecognized tax benefits was US$3,695,917.  No penalties expense related to unrecognized tax benefits were recorded. The Company is currently unable to provide an estimate of a range of the total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.

Note 12 – Deferred Income

On January 26, 2015, the Company entered into a memorandum and a fund support agreement (the "Agreement") with the People's Government of Shunqing District, Nanchong City, Sichuan Province ("Shunqing Government") pursuant to which Shunqing Government, through its investment vehicle, will extend to the Company RMB350 million (equivalent to US$54.2 million) to support the construction of the Sichuan plant. As of March 31, 2016, the Company has received RMB280 million (equivalent to US$43.4 million) in total from Shunqing Government in the form of government repayment of bank loans on behalf of the Company. The Company also received RMB70 million (equivalent to US$10.8 million) pursuant to the Agreement for which the amount was restricted to use subject to the progress of the construction, which has been recorded as restricted cash as of March 31, 2016.

In addition, the Company has received RMB45.9 million (equivalent to US$7.1 million) from Shunqing Government and RMB6.4 million (equivalent to US$1.0 million) from Ministry of Finance of the People's Republic of China to support the construction as of March 31, 2016.

Since the funding is related to construction of long-term assets, the amounts were recognized as government grant, which is included in deferred income on the condensed consolidated balance sheets, and to be recognized as other income in the condensed consolidated statements of comprehensive income over the periods and in the proportions in which depreciation expense on the long-term assets is recognized.
In addition, the Company also received RMB36 million (equivalent to US$5.6 million) from Shunqing Government as of March 31, 2016, among which RMB8.5 million (equivalent to US$ 1.4 million) have been recognized as other income when related interest expense was recognized as of March 31, 2016.

Note 13 – Other non-current liabilities

	March 31, 2016	December 31, 2015
	US$	US$

Income tax payable-noncurrent (i)	26,351,381	24,172,693
Deferred income tax liabilities	13,395,630	13,874,224
Total other non-current liabilities	39,747,011	38,046,917
 (i) Income tax payable-noncurrent represents the accumulative balance of unrecognized tax benefits and related accrued interest.
 Note 14 – Stockholders’ equity

The changes of each caption of stockholders’ equity for the three-month period ended March 31, 2016 are as follows:

	Series B Preferred Stock		Common Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings	Comprehensive Income	Stockholders’ Equity
		US$		US$
Balance as of January 1, 2016	1,000,000	100	49,323,284	4,933	(92,694)	81,919,932	515,555,985	(19,342,658)	578,045,598
Net income	-	-	-	-	-	-	11,357,350	-	11,357,350
Other comprehensive loss	-	-	-	-	-	-	-	4,927,024	4,927,024
Stock based compensation	-	-	-	-	-	222,180	-	-	222,180
Vesting of nonvested shares	-	-	82,907	8	-	(8)	-	-	-
Balance as of March 31, 2016	1,000,000	100	49,406,191	4,941	(92,694)	82,142,104	526,913,335	(14,415,634)	594,552,152

 Note 15 – Stock based compensation
Nonvested shares
A summary of the nonvested shares activity for the three-month ended March 31, 2016 is as follows:

	Number of Nonvested Shares	Weighted Average Grant date Fair Value
		US$
Outstanding as of December 31, 2015	614,727	5.54
Vested	(10,907)	3.08
Forfeited	(22,210)	4.93
Outstanding as of March 31, 2016	581,610	5.60

The Company recognized US$243,123 and US$255,726 of compensation expense in general and administrative expenses relating to nonvested shares for the three-month periods ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was US$1,566,746 of total unrecognized compensation cost relating to nonvested shares, which is to be recognized over a weighted average period of 1.42 years.

Note 16 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-Month Period Ended March 31,
	2016	2015
	US$	US$

Numerator:
Net income	11,357,350	25,404,026

Less:
Earnings allocated to participating Series D convertible preferred stock	(2,754,663)	(6,177,505)
Earnings allocated to participating nonvested shares	(101,584)	(247,148)
Net income for basic and dilutive earnings per share	8,501,103	18,979,373

Denominator:
Denominator for basic and diluted earnings per share	49,377,229	49,157,383

Earnings per share:
Basic and diluted	0.17	0.39

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month periods ended March 31, 2016 and 2015 because their effects are anti-dilutive:

	Three-Month Period Ended March 31,
	2016	2015

Shares issuable upon conversion of Series D convertible preferred stock	16,000,000	16,000,000

Note 17 - Commitments and contingencies

(1)    Lease commitments

Future minimum lease payments under non-cancellable operating leases agreements as of March 31, 2016 were as follows.

US$
Period from April 1, 2016 to December 31, 2016	847,460
Years ending December 31,
2017	1,216,626
2018	936,080
2019	113,978
2020	113,978
2021 and thereafter	1,044,800

Rental expenses incurred for operating leases of plant and equipment and office spaces were US$214,789 and US$229,149 for the three-month periods ended March 31, 2016 and 2015, respectively. There are no step rent provisions, escalation clauses, capital improvement funding requirements, other lease concessions or contingent rent in the lease agreements. The Company has no legal or contractual asset retirement obligations at the end of leases. The company’s leases do not contain any contingent rent payments terms.

(2)   Sichuan plant construction and equipment
On March 8, 2013, Xinda Holding (HK) Company Limited ("Xinda Holding (HK)") entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion in property, plant and equipment and approximately RMB0.6 billion in working capital, for the construction of Sichuan plant.  As of March 31, 2016, the Company has a remaining commitment of RMB100.9 million (equivalent to US$15.6 million) mainly for facility construction, and RMB17.9 million (equivalent to US$2.8 million) for the acquisition of equipment.

(3)    Dubai plant construction and equipment

On January 5, 2015, AL Composites entered into an equipment purchase contract with Peaceful for a total consideration of US$271.2 million to purchase certain production and testing equipment.  As of March 31, 2016, the Company has a remaining commitment of US$5.9 million for the remaining equipment acquisition. On April 28, 2015, AL Composites entered into a warehouse construction contract with Falcon Red Eye Contracting Co. L.L.C. for a total consideration of AED6.7 million (equivalent to US$1.8 million). As of March 31, 2016, the Company has a remaining commitment of US$0.9 million.
(4)  Xinda Group equipment
As of March 31, 2016, Xinda Group has a remaining commitment of RMB8.7 million (equivalent to US$1.3 million) for the acquisition of equipment.
(5)    Contingencies
The Company and certain of its officers were named as defendants in two putative securities class action lawsuits filed on July 15, 2014 and July 16, 2014 in the United States District Court for the Southern District of New York. On March 23, 2016, the Court issued an Opinion and Order dismissing the Complaint without prejudice. On May 6, 2016, plaintiffs moved the Court for leave to amend the Complaint.  The Company, after consultation with its legal counsel, continues to believe that the lawsuits are without merit and will continue to vigorously defend against them. Nevertheless, there is a possibility that a loss may have been incurred. In accordance with ASC Topic 450, no loss contingency was accrued as of March 31, 2016 since the possible loss or range of loss cannot be reasonably estimated.

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

Overview
China XD Plastics Company Limited ("China XD", "we", and the "Company", and "us" or "our" shall be interpreted accordingly) is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China, and to a lesser extent, in Dubai, UAE. Through our wholly-owned operating subsidiaries in China and UAE we develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 369 certifications from manufacturers in the automobile industry as of March 31, 2016. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province. Our Research and Development (the "R&D") team consists of 342 professionals and 11 consultants, including one consultant who is a member of Chinese Academy of Engineering, and one consultant who is the former chief scientist of Specialty Plastics Engineering Institute of Jilin University. As a result of the integration of our academic and technological expertise, we have a portfolio of 315 patents, eighteen of which we have obtained the patent rights and the remaining 297 of which we have applications pending in China as of March 31, 2016.
Our products include eleven categories: Modified Polypropylene (PP), Modified Acrylonitrile Butadiene Styrene (ABS), Modified Polyamide 66 (PA66), Modified Polyamide 6 (PA6), Modified Polyoxymethylenes (POM), Modified Polyphenylene Oxide (PPO), Plastic Alloy, Modified Polyphenylene Sulfide (PPS), Modified Polyimide (PI), Modified Polylactic acid (PLA) and Poly Ether Ether Ketone (PEEK).
The Company's products are primarily used in the production of exterior and interior trim and functional components of more than 28 automobile brands and 80 automobile models manufactured in China, including Audi, Mercedes Benz, BMW, Buick, Chevrolet, VW Passat, Golf and Jetta, Mazda, and Toyota. Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing bases in Harbin, Heilongjiang in the PRC, with the construction of Sichuan plant underway. In addition, we completed the trial production in the plant in Dubai, UAE with additional 2,500 metric tons of production capacity ("Phase 1") targeting high-end products for the overseas markets.  As of March 31, 2016, in domestic market, we had approximately 390,000 metric tons of production capacity across 84 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwanese conveyer systems. In December 2013, we broke ground on the construction of our fourth production base in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total domestic installed production capacity to 690,000 metric tons with additional 70 new production lines at the completion of the construction of our fourth production base. Sichuan Xinda has supplied to its customers since 2013, backed by production capacity in our Harbin production base. To streamline the management in Sichuan, the Company completed a restructuring in July 2015 by merging its subsidiary in Nanchong City, the entire registered capital (US$99.99 million) of which was owned by Xinda (Heilongjiang) Investment Co., Ltd, into Sichuan Xinda.  The Company expects Sichuan facility to be completed around the middle of 2016. In order to meet the increasing demand from our customer in the ROK and to develop potential overseas markets, on January 25, 2015, AL Composites Materials FZE obtained a leased property of approximately 10,000 square meters from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE with constructed building comprising a warehouse, office and service block with a lease term of 15 years. The Company is planning to complete installing 75 production lines with additional 14,000 metric tons ("Phase 2") of annual production capacity in that property around the end of 2016, bringing total production capacity in Dubai to 16,500 metric tons.

Highlights for the three months ended March 31, 2016 include:

● Revenues were $215.0 million, a decrease of 3.1% from $221.9 million in the first quarter of 2015
● Gross profit was $34.8 million, a decrease of 28.4% from $48.6 million in the first quarter of 2015
● Gross profit margin was 16.2%, compared to 21.9% in the first quarter of 2015
● Net income was $11.4 million, compared to $25.4 million in the first quarter of 2015
● Total volume shipped was 76,755 metric tons, up 10.7% from 69,355metric tons in the first quarter of 2015

Results of Operations

The following table sets forth, for the periods indicated, statements of income data in thousands of USD:
	Three-Month Period Ended March 31,
(in thousands, except percentages)	2016		2015
	Amount	%	Amount	%
Revenues	$215,030	100%	$221,926	100%
Cost of revenues	$180,217	84%	$173,284	78%
Gross profit	$34,813	16%	$48,642	22%
Total operating expenses	$10,264	5%	$11,075	5%
Operating income	$24,549	11%	$37,567	17%
Income before income taxes	$15,895	7%	$29,630	13%
Income tax expenses	$4,538	2%	$4,226	2%
Net income	$11,357	5%	$25,404	11%

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Revenues

Revenues were US$215.0 million in the first quarter ended March 31, 2016, a decrease of US6.9 million, or 3.1%, compared to US$221.9 million in the same period of last year, due to 8.5% decrease in the average RMB selling price of our products and 4.5% negative impact from exchange rate due to weakening RMB against US dollars, offsetting by approximately 10.7% increase in sales volume.

Vehicle sales in China grew by 4.7% in 2015, the slowest rate in approximately 25 years, missing the State-backed auto association's revised forecast amid the economy slowdown in the world's largest car market.  The Chinese government's anti-monopoly probe against luxury automobile manufacturers and dealers by the state backlashed against automakers and contributed to the lower-than-expected growth rate. Further, both automakers and parts manufacturers in China experienced pricing pressure from 2014 to the present. The unusual volatility of the Chinese stock market since June 2015 also seemed to have certain negative impact on consumer sentiments. As a result, plastic fabricators have been seeking newer products utilizing lower cost raw materials and more cost-efficient formulations. The pricing of our products is determined with reference to the relatively lower average selling price in response to customer demand in China.

In order to stimulate the growth of the auto industry, on September 29, 2015, the Chinese government implemented a tax incentive policy of 50% reduction of the sales tax for eligible purchase of vehicles with engines of 1.6 liters and less.  This helped the recovery of vehicle sales in China since the fourth quarter of 2015.  Passenger vehicles production increased by 7.3% in the first quarter of 2016 compared to the same period of the prior year.

Driven by accelerating growth of 128.9% in Central China and 80.3% in Southwest China, domestic sales during the first quarter of 2015 increased by 15.0% as compared to the same period of the prior year.

Oversea sales was US$23,600 in the first quarter of 2016  compared to US$35.0 million in the same period of the prior year due to the ongoing suspension of supply to a ROK customer in the first quarter of 2016. We expect the supply to the ROK customer to resume after its payment obligations arising from the raw material purchase transaction is completely fulfilled in the second quarter of 2016. The customer has made payment of US$1.3 million in the first quarter of 2016 with unpaid balance of US$8.2.

The following table summarizes the breakdown of revenues by categories in millions of US$:

(in millions, except percentage)	Revenues For the Three-Month Period Ended March 31,
	2016		2015		Change in	Change in
	Amount	%	Amount	%	Amount	%
Modified Polyamide 66 (PA66)	50.8	23.6%	36.0	16.2%	14.8	41.1%

Modified Polyamide 6 (PA6)	51.2	23.8%	42.4	19.1%	8.8	20.8%

Plastic Alloy	60.0	27.9%	92.2	41.6%	(32.2)	(34.9)%

Modified Polypropylene (PP)	39.9	18.6%	39.5	17.8%	0.4	1.0%

Modified Acrylonitrile butadiene styrene (ABS)	8.6	4.0%	8.4	3.8%	0.2	2.4%

Polyoxymethylenes (POM)	0.8	0.4%	0.5	0.2%	0.3	60.0%

Polyphenylene Oxide (PPO)	3.4	1.6%	2.9	1.3%	0.5	17.2%

Raw Materials	0.3	0.1%	-	-%	0.3	-%

Others	0	0.0%	-	-%	0	N/	A
Total Revenues	215.0	100%	221.9	100%	(6.9)	(3.1)%

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Three-Month Period Ended March 31,
	2016		2015		Change in	Change in
	MT	%	MT	%	MT	%
Modified Polyamide 66 (PA66)	12,240	15.9%	8,447	12.2%	3,793	44.9%

Modified Polyamide 6 (PA6)	14,820	19.3%	11,981	17.3%	2,839	23.7%

Plastic Alloy	22,784	29.7%	24,143	34.7%	(1,359)	(5.6)%

Modified Polypropylene (PP)	22,177	28.9%	20,943	30.2%	1,234	5.9%

Modified Acrylonitrile butadiene styrene (ABS)	3,535	4.6%	3,307	4.8%	228	6.9%

Polyoxymethylenes (POM)	270	0.4%	138	0.2%	132	95.7%

Polyphenylene Oxide (PPO)	510	0.7%	396	0.6%	114	28.8%

PLA	1	0.0%	-	0.0%	1	N/A %
Raw Materials	418	0.5%	-	-	418	N/A %

Total Sales Volume	76,755	100%	69,355	100%	7,400	10.7%

The Company continued to shift production mix from traditional Modified Polypropylene (PP) to higher-end products such as PA66, PA6, POM and PPO, primarily due to (i) the greater growth potential of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) better quality from end consumer recognition of higher-end cars made by automotive manufacturers from Chinese and Germany joint ventures, and U.S. and Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China

Gross Profit and Gross Profit Margin

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2016	2015	Amount	%
Gross Profit	$34.8	$48.6	$(13.8)	(28.4)%
Gross Profit Margin	16.2%	21.9%		(5.7)%

Gross profit was US$34.8 million in the quarter ended March 31, 2016 compared to US$48.6 million in the same period of 2015, representing a decrease of 28.4%. Our gross margin decreased to 16.2% during the quarter ended March 31, 2016 from 21.9% during the same quarter of 2015 primarily due to  lower gross margin of higher-end products in oversea market for the first quarter ended March 31, 2016 as compared to that of the prior year.

General and Administrative Expenses

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2016	2015	Amount	%
General and Administrative Expenses	$5.1	$5.0	$0.1	2.0%
as a percentage of revenues	2.4%	2.3%		0.1%

General and administrative (G&A) expenses were US$5.1 million in the quarter ended March 31, 2016 compared to US$5.0 million in the same period in 2015, representing an increase of 2.0%, or US$0.1 million. This increase is primarily due to the increase of US$0.5 million professional fee and offset by the decrease of US$0.4 million taxation.

Research and Development Expenses

	Three–Month Period Ended March 31,		Change
(in millions, except percentage)	2016	2015	Amount	%
Research and Development Expenses	$4.9	$5.8	$(0.9)	(15.5)%
as a percentage of revenues	2.3%	2.6%		(0.3)%

R&D expenses were US$4.9 million during the quarter ended March 31, 2016 compared with US5.8 million during the same period in 2015, a decrease of US$0.9 million, or 15.5%, reflecting the Company's efforts to adjust research and development activities on new products primarily for industrialized applications from automotive to other advanced fields such as ships, airplanes, high-speed rail, 3D printing materials, biodegradable plastics, and medical devices, etc.

As of March 31, 2016, the number of ongoing research and development projects was 169. We expect to complete and commence to realize economic benefits on approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period.

Operating Income

Total operating income was US$24.5 million in the first quarter ended March 31, 2016 compared to $37.6 million in the same period of 2015, representing a decrease of 34.8% or US$13.1 million. This decrease is primarily due to lower gross profit, partially offset by lower research and development expenses.

Interest Income (Expenses)

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2016	2015	Amount	%
Interest Income	$1.6	$2.4	$(0.8)	(33.3%)
Interest Expenses	(10.9)	(10.6)	(0.3)	2.8%
Net Interest Expenses	$(9.3)	$(8.2)	$(1.1)	13.4%
as a percentage of revenues	(4.3)%	(3.7)%		(0.6)%

Net interest expenses were US$9.3 million for the three-month period ended March 31, 2016, compared to net interest expenses of US$8.2 million in the same period of 2015, primarily due to (i) US$0.3 million interest expenses increase resulting from the average loan balance of  US$415.9 million bearing a weighted interest rate of  5.77% for the three month ended March 31, 2016  as compared to US$383.7 million bearing a weighted interest rate of 5.64% for the three months ended March 31, 2015, leading to more interest expenses;  and  (ii) an decrease of US$0.8 million interest income due to the decrease of average deposit balance in the amount of US$360.8 million bearing a weighted average interest rate of 1.72% for the three months ended March 31, 2016 compared to US$316.6 million bearing a weighted average interest rate of 2.99% in 2015, leading to the decrease of interest income.

Income Taxes

	Three–Month Period Ended March 31		Change
(in millions, except percentage)	2016	2015	Amount	%
Income before Income Taxes	$15.9	$29.6	$(13.7)	(46.3)%
Income Tax Expense	(4.5)	(4.2)	(0.3)	7.1%
Effective income tax rate	28.5%	14.3%		14.2%

The effective income tax rates for the three-month periods ended March 31, 2016 and 2015 were 28.5% and 14.3%, respectively. The effective income tax rate for the three-month period ended March 31, 2016 differs from the PRC statutory income tax rate of 25% primarily due to (i) operating losses of entities not subject to income tax decreased the consolidated income before income taxes for the three-month ended March 31, 2016; (ii) non-deductible expenses incurred in the PRC operating entities; partially offset by (iii) R&D bonus deduction of the major PRC operating entities; and (iv) Sichuan Xinda Group’s preferential income tax rate.

Our PRC and Dubai subsidiaries have US$395.1 million of cash and cash equivalents, restricted cash and time deposits as of March 31, 2016, which are planned to be indefinitely reinvested in the PRC and Dubai. The distributions from our PRC and Dubai subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries. In addition, due to our policy of indefinitely reinvesting our earnings in Dubai, UAE, we have not provided for deferred income tax liabilities related to Dubai Composites in Dubai, UAE, on undistributed earnings.

Net Income

As a result of the above factors, we had a net income of US$11.4 million in the first quarter of 2016 compared to a net income of US$$25.4 million in the same quarter of 2015.

Selected Balance Sheet Data as of March 31, 2016 and December 31, 2015:
	March 31, 2016	December 31, 2015	Change
(in millions, except percentage)			Amount	%
Cash and cash equivalents	43.1	119.9	(76.8)	(64.1)%
Restricted cash	51.7	50.9	0.8	1.6%
Time deposits	300.9	237.6	63.3	26.6%
Accounts receivable, net of allowance for doubtful accounts	179.6	234.5	(54.9)	(23.4)%
Inventories	391.5	294.7	96.8	32.8%
Prepaid expenses and other current assets	50.7	15.7	35.0	222.9%
Property, plant and equipment, net	807.0	571.7	235.3	41.	2%
Land use rights, net	24.6	24.5	0.1	0.4%
Prepayments to equipment and construction suppliers	31.6	183.2	(151.6)	(82.8)%
Other non-current assets	19.1	19.0	0.1	0.5%
Total assets	1,899.8	1752.0	147.8	8.	4%
Short-term bank loans, including current portion of long-term bank loans	324.0	284.3	39.7	14.0%
Bills payable	33.2	33.5	(0.3)	(0.9)%
Accounts payable	258.1	257.4	0.7	0.3%
Income taxes payable, including noncurrent portion	26.5	28.0	(1.5)	(5.4%)
Accrued expenses and other current liabilities	231.5	141.0	90.5	64.2%
Long-term bank loans, excluding current portion	104.8	107.5	(2.7)	(2.5)%
Notes payable	145.9	145.6	0.3	0.2%
Deferred income	66.5	62.0	4.5	7.3%
Redeemable Series D convertible preferred stock	97.6	97.6	-	-
Stockholders' equity	594.6	578.0	16.6	2.9%

Our financial condition continued to improve as measured by an increase of 2.9% in stockholders' equity as of March 31, 2016 as compared to that of December 31, 2015. Cash and cash equivalents, restricted cash and time deposits decreased by 3.1% or US$12.7 million due to the operating cash outflows. Inventories increased by 32.8% as a result of more purchases made by the Company to take advantage of the lower purchase price of the raw materials and the Company's strategy to stock up the inventory and prepare for the opening of Sichuan plant. Prepayment to equipment suppliers decreased by 82.8% mainly because the equipment was delivered to Dubai, UAE. The aggregate short-term and long-term bank loans increased by 9.4% due to the utilization of existing lines of credit. We believe our current debt level is manageable. We define the manageable debt level as the sum of aggregate short-term and long-term loans, and notes payable over total assets.  As of March 31, 2016, notes payable was US$145.9 million under the 11.75% guaranteed senior notes due in 2019, net of discount.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production lines. We have financed these requirements primarily from cash generated from operations, bank borrowings and the issuance of our convertible preferred stocks and debt financings. As of March 31, 2016 and December 31, 2015, we had US$43.1 million and US$119.9 million, respectively, in cash and cash equivalents, which were primarily deposited with banks in China (including Hong Kong and Macau). As of March 31, 2016, we had US$ 324.0 million outstanding short-term bank loans (including the current portion of long-term bank loans), including US$118.0 million unsecured loan and US$9.3 million loans secured by accounts receivable, US$39.1 million loans secured by restricted cash, and US$157.6 long-term bank loans that due in one year. We also had US$104.8 million long-term bank loans (excluding the current portion), including US$46 million loans secured by long-term deposits and US$58.8 million unsecured loan. Short-term and long-term bank loans in total bear a weighted average interest rate of 4.33% per annum and do not contain any renewal terms. We have historically been able to make repayments when due.  In addition, the Company has US$145.9 million of 11.75% guaranteed senior notes due in 2019.

A summary of lines of credit for the three-month period ended March 31, 2016 and the remaining line of credit as of March 31, 2016 is as below:

(in millions)	March 31, 2016
	Lines of Credit, Obtained			Remaining Available
Name of Financial Institution	Date of Approval	RMB	USD	USD
Bank of Communications	December 09, 2014	200.0	31.0	0.3
Bank of Longjiang, Heilongjiang	June 29, 2015	300.0	46.4	46.4
Bank of China	April 28, 2015	1,389.5	215.1	76.0
HSBC	September 2, 2014	613.8	95.0	59.4
Agriculture Bank of China	November 25, 2015	260.0	40.2	14.5
China Construction Bank	January 8, 2016	540.0	83.6	60.4
ICBC	October 28, 2015	500.0	77.4	54.0
Export-Import Bank of China	March 30, 2016	200.0	31.0	-
Subtotal (credit term<=1 year)		4,003.3	619.7	311.0
Bank of China	April 28, 2015	962.4	149.0	50.3
Agriculture Bank of China	November 25, 2015	40.0	6.2	-
Subtotal (credit term>1 year)		1,002.4	155.2	50.3
Total		5,005.7	774.9	361.3

We have historically been able to make repayments when due. As of March 31, 2016, we have contractual obligations to pay (i) lease commitments in the amount of US$4.3 million, including US$1.2 million due in one year; (ii) equipment acquisition and facility construction in the amount of US$26.5 million; (iii) long-term bank loan in the amount of US$278.9 million (including principals and interests); and (iv) notes payable in the amount of US$202.9 million (including principals and interests).
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
The following table sets forth a summary of our cash flows for the periods indicated.

	Three-Month Period Ended March 31,
(in millions US$)	2016	2015
Net cash provided by (used in) operating activities	(25.4)	37.5
Net cash used in investing activities	(86.3)	(122.1)
Net cash provided by financing activities	34.7	69.9
Effect of foreign currency exchange rate changes on cash and cash equivalents	0.2	0.4
Net decrease in cash and cash equivalents	(76.8)	(14.3)
Cash and cash equivalents at the beginning of period	119.9	45.5
Cash and cash equivalents at the end of period	43.1	31.2

Operating Activities

Net cash used in operating activities decreased to US$25.4 million cash outflow for the three-month period ended March 31, 2016 from net cash provided by operating activities of US$37.5 million for the three-month period ended March 31, 2015, primarily due to (i) the increase of approximately US$56.6 million in cash operating payments, including raw material purchases, rental and personnel costs, (ii) the decrease of approximately US$41.5 million released from restricted cash, (iii) the increase of US$4.7 million in income tax payments, (iv) the decrease of US$0.5 million in Interest income received, and (v) the increase of US$0.1 million interest payments and partially offset by (vi) the increase of approximately US$38.3 million in cash collected from our customers for the three-month period ended March 31, 2016, and (vii) the increase of US$2.2 million received from government grant  for the three-month period ended March 31, 2016.

Investing Activities

Net cash used in the investing activities was US$86.3 million for the three-month period ended March 31, 2016 as compared to US$122.1 million for the same period of last year, mainly due to (i) the decrease of US$58.6 million purchase of property, plant and equipment, (ii) the increase of US$14.3 million proceeds from maturity of time deposits, (iii) the decrease of US$5.5 million acquisition of land use right,  and (iv) the increase of US$2.1 million government grant related to the construction of Sichuan plant, partially offset by (v) the increase of US$44.7 million purchase of time deposits.

Financing Activities

Net cash provided by the financing activities was US$34.7 million for the three-month period ended March 31, 2016, as compared to US$69.9 million for the same period of last year, primarily as a result of (i) the decrease of US$36.7 million borrowings of bank loans, and (ii) the increase of US$20.2 million repayments of bank borrowings for the three-month period ended March 31, 2016, partially offset by (iii) the decrease of US$0.3 million of placement of restricted cash as collateral for bank borrowings and (iv) the increase of US$21.3 million release from restricted cash as collateral for bank borrowings.

As of March 31, 2016, our cash and cash equivalents balance was US$43.1 million, compared to US$119.9 million at December 31, 2015.

Days Sales Outstanding ("DSO") has increased from 78 days for the year ended December 31, 2015 to 86 days for the quarter ended March 31, 2016 as a result of overall slowdown in the Chinese economy, automobile industry, and its impact to our industry.

It takes longer to collect from our customers. We believe that our DSO is still well below industry average Industry Standard Customer and Supplier Payment Terms (days) as below:

	Three-month period ended March 31, 2016	Year ended December 31, 2015
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Supplier Payment Term	Payment in advance/up to 60 days	Payment in advance/up to 60 days

Inventory turnover days has increased from 120 days for the year ended December 31, 2015 to 171 days for the quarter ended March 31, 2016. The Company has the credit terms with major suppliers for 90 days in 2016, in order to better manage its operating cash flows.  Turnover days of payables have increased from 90 days for the year ended December 31, 2015 to 129 days for the quarter ended March 31, 2016.
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

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of March 31, 2016 are as follows:

Contractual obligations	Total	Payment due less than 1 year	1 – 3 years	3-5 years	More than 5 years
Lease commitments	4,272,922	1,151,616	1,877,044	227,956	1,016,306
Purchase of land use rights, plant equipment, and construction in progress (3)	26,523,912	26,523,912	-	-	-
Long-term bank loans (1)	278,886,038	164,902,389	57,437,872	56,545,777	-
Notes payable (2)	202,875,000	17,625,000	26,437,500	158,812,500	-
Total	512,557,872	210,202,917	85,752,416	215,586,233	1,016,306

(1)  Includes interest of US$ 16.4 million accrued at the interest rate under the loan agreements. For borrowings with a floating rate, the most recent rate as of March 31, 2016 was applied.

(2)  On February 4, 2014, Favor Sea (BVI), a wholly owned subsidiary of the Company, issued US$150,000,000 aggregate principal amount of 11.75% Guaranteed Senior Notes due 2019 with issuance price of 99.080% (the "Notes"). The Notes bear interest at a rate of 11.75% per annum, payable on February 4 and August 4 of each year, commencing August 4, 2014. The Notes will mature on February 4, 2019.

(3)  Sichuan plant construction and equipment
On March 8, 2013, Xinda Holding (HK) Company Limited ("Xinda Holding (HK)") entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion in property, plant and equipment and approximately RMB0.6 billion in working capital, for the construction of Sichuan plant.  As of March 31, 2016, the Company has a remaining commitment of RMB100.9 million (equivalent to US$15.6 million) mainly for facility construction, and RMB17.9 million (equivalent to US$2.8 million) for the acquisition of equipment.
(4)    Dubai plant equipment

On January 5, 2015, AL Composites entered into an equipment purchase contract with Peaceful for a total consideration of US$271.2 million to purchase certain production and testing equipment.  As of March 31, 2016, the Company has a remaining commitment of US$5.9 million for the remaining equipment acquisition. On April 28, 2015, AL Composites entered into a warehouse construction contract with Falcon Red Eye Contracting Co. L.L.C. for a total consideration of AED6.7 million (equivalent to US$1.8 million). As of March 31, 2016, the Company has a remaining commitment of US$0.9 million.
(5)  Xinda Group construction and equipment
As of March 31, 2016, Xinda Group has a remaining commitment of RMB8.7 million (equivalent to US$1.3 million) for the acquisition of equipment.

Legal Proceedings

The Company and certain of its officers and directors have been named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Southern District of New York.  These actions, which allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, were filed on July 15, 2014 and July 16, 2014 and are captioned Yang v. Han, et al., No. 14-cv-5308 (GBD) and Tompkins v. China XD Plastics Company Ltd., et al., No. 14-cv-5359 (GBD), respectively.  On November 21, 2014, the Court consolidated the actions and appointed lead plaintiffs.  On February 17, 2015, the lead plaintiffs filed a Consolidated Class Action Complaint on behalf of a class of all persons other than the defendants who purchased the common stock of China XD Plastics Company Limited between March 25, 2014 and July 10, 2014, both dates inclusive.  Specifically, the lead plaintiffs allege that the Company and two of its officers made false or misleading statements and/or omitted material facts in the Company's Form 10-K for the year ended December 31, 2013 and the Company's Form 10-Q for the first quarter ended March 31, 2014. They also assert that the individual defendants are liable because they allegedly controlled the Company during the time the allegedly false and misleading statements and omissions were made.  The lead plaintiffs seek damages in unspecified amounts. On April 3, 2015, the Company moved to dismiss the Consolidated Class Action Complaint. On March 23, 2016, the Court entered an Opinion and Order dismissing the Consolidated Class Action Complaint without prejudice.  On May 6, 2016, plaintiffs moved the Court for leave to amend the Complaint.  Management believes the proposed amendment is without merit and intends to vigorously defend against it.

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

A hypothetical 1.0% increase in the annual interest rate for all of our credit facilities under which we had outstanding borrowings as of March 31, 2016 would decrease income before income taxes by approximately US$1.4 million for the quarter ended March 31, 2016. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

The majority of our revenues are collected in and our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the US$1.00 until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the People's Bank of China allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. The People's Bank of China allowed the RMB and U.S. dollar exchange rate to fluctuate within 1% on April 16, 2012 and 2% on March 17, 2014, respectively. On March 31, 2016, the RMB traded at 6.4612 RMB to 1.00 U.S. dollar.

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

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2015 due to one material weakness as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we believe that our unaudited condensed consolidated financial statements included in this Quarterly Report present fairly our financial position, results of operations and cash flows for the three months ended March 31, 2016 in all material respects.

(b) Changes in internal controls.

During the three-month ended March 31, 2016, our efforts to improve our internal controls over financial reporting include (1) recruiting qualified accounting staff in Xinda Beijing Investment with requisite expertise and knowledge to help improve our internal control procedures, (2) adopting procedures to evaluate and assess performance of directors, officers and employees of the Company, (3) internal meetings, discussions, trainings and seminars periodically to review and improve our internal control procedures. We plan to improve on the above-referenced weakness by the end of the fiscal year ending December 31, 2016.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and certain of its officers and directors have been named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Southern District of New York.  These actions, which allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, were filed on July 15, 2014 and July 16, 2014 and are captioned Yang v. Han, et al., No. 14-cv-5308 (GBD) and Tompkins v. China XD Plastics Company Ltd., et al., No. 14-cv-5359 (GBD), respectively.  On November 21, 2014, the Court consolidated the actions and appointed lead plaintiffs.  On February 17, 2015, the lead plaintiffs filed a Consolidated Class Action Complaint on behalf of a class of all persons other than the defendants who purchased the common stock of China XD Plastics Company Limited between March 25, 2014 and July 10, 2014, both dates inclusive.  Specifically, the lead plaintiffs allege that the Company and two of its officers made false or misleading statements and/or omitted material facts in the Company's Form 10-K for the year ended December 31, 2013 and the Company's Form 10-Q for the first quarter ended March 31, 2014. They also assert that the individual defendants are liable because they allegedly controlled the Company during the time the allegedly false and misleading statements and omissions were made.  The lead plaintiffs seek damages in unspecified amounts. On April 3, 2015, the Company moved to dismiss the Consolidated Class Action Complaint. On March 23, 2016, the Court entered an Opinion and Order dismissing the Consolidated Class Action Complaint without prejudice.  On May 6, 2016, plaintiffs moved the Court for leave to amend the Complaint.  Management believes the proposed amendment is without merit and intends to vigorously defend against it.

Item 1A. Risk Factors

During the three months ended March 31, 2016, there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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

China XD Plastics Company Limited

Date: May 10, 2016	By:	/s/ Jie Han
Name: Jie Han
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2016	By:	/s/ Taylor Zhang
Name: Taylor Zhang
Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Document Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.