Form 10-Q
period 2016-06-30
China XD Plastics Co Ltd
filed 2016-08-05
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 3, 2016, the registrant had 49,406,191 shares of common stock, par value US$0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	57,980,914	119,928,485
Restricted cash	64,502,724	50,852,327
Time deposits	282,452,648	237,626,806
Accounts receivable, net	200,490,313	234,542,739
Amounts due from a related party	-	244,836
Inventories	421,961,166	294,665,195
Prepaid expenses and other current assets	51,054,446	15,675,848
Total current assets	1,078,442,211	953,536,236
Property, plant and equipment, net	810,183,747	571,746,507
Land use rights, net	23,809,904	24,506,837
Prepayments to equipment and construction suppliers	14,415,697	183,226,006
Other non-current assets	12,677,399	18,966,622
Total assets	1,939,528,958	1,751,982,208

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans, including current portion of long-term bank loans	422,158,665	284,339,089
Bills payable	47,029,799	33,522,287
Accounts payable	195,336,669	257,417,000
Amounts due to related parties	131,394	8,439
Income taxes payable	2,989,790	6,881,946
Notes payable	146,231,067	-
Accrued expenses and other current liabilities	223,664,783	140,988,712
Total current liabilities	1,037,542,167	723,157,473
Long-term bank loans, excluding current portion	81,672,771	107,481,709
Notes payable	-	145,634,996
Deferred income	71,254,125	62,039,050
Other non-current liabilities	41,767,586	38,046,917
Total liabilities	1,232,236,649	1,076,360,145

Redeemable Series D convertible preferred stock (redemption amount of US$197,775,400 and US$184,461,800 as of June 30, 2016 and December 31, 2015)	97,576,465	97,576,465
Stockholders’ equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 49,427,191 shares and 49,344,284 shares issued, 49,406,191 shares and 49,323,284 shares outstanding as of June 30, 2016 and December 31, 2015, respectively	4,941	4,933
Treasury stock, 21,000 shares at cost	(92,694)	(92,694)
Additional paid-in capital	82,390,348	81,919,932
Retained earnings	560,269,109	515,555,985
Accumulated other comprehensive loss	(32,855,960)	(19,342,658)
Total stockholders’ equity	609,715,844	578,045,598
Commitments and contingencies	-	-
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	1,939,528,958	1,751,982,208

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2016	2015	2016	2015
	US$	US$	US$	US$

Revenues	277,139,662	265,412,742	492,169,820	487,339,137
Cost of revenues	(216,795,181)	(213,919,846)	(397,011,688)	(387,203,965)
Gross profit	60,344,481	51,492,896	95,158,132	100,135,172

Selling expenses	(382,038)	(438,041)	(667,174)	(734,861)
General and administrative expenses	(6,596,023)	(6,592,032)	(11,665,697)	(11,556,790)
Research and development expenses	(5,906,719)	(6,659,310)	(10,816,286)	(12,473,173)
Total operating expenses	(12,884,780)	(13,689,383)	(23,149,157)	(24,764,824)

Operating income	47,459,701	37,803,513	72,008,975	75,370,348

Interest income	1,615,728	2,466,291	3,229,991	4,894,362
Interest expense	(10,628,222)	(11,038,295)	(21,532,881)	(21,667,648)
Foreign currency exchange gains (losses)	(56,091)	322,056	371,574	231,641
Gains on foreign currency forward contracts	-	305,825	-	660,344
Government grant	218,286	4,814	426,719	4,814
Total non-operating expense, net	(8,850,299)	(7,939,309)	(17,504,597)	(15,876,487)

Income before income taxes	38,609,402	29,864,204	54,504,378	59,493,861

Income tax expense	(5,253,628)	(4,385,601)	(9,791,254)	(8,611,232)

Net income	33,355,774	25,478,603	44,713,124	50,882,629

Earnings per common share:
Basic and diluted	0.51	0.39	0.68	0.77

Net Income	33,355,774	25,478,603	44,713,124	50,882,629

Other comprehensive loss
Foreign currency translation adjustment, net of nil income taxes	(18,440,326)	(616,961)	(13,513,302)	(781,721)

Comprehensive income	14,915,448	24,861,642	31,199,822	50,100,908

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Period Ended June 30,
	2016	2015
	US$	US$
Cash flows from operating activities:
Net cash provided by (used in) operating activities	(93,887,642)	71,660,883

Cash flows from investing activities:
Proceeds from maturity of time deposits	236,818,725	237,499,197
Purchase of time deposits	(286,909,102)	(231,080,300)
Purchase of land use rights	-	(6,904,447)
Purchase of and deposits for property, plant and equipment	(40,022,079)	(119,535,975)
Government grant related to the construction of Sichuan plant	8,809,473	-
Net cash used in investing activities	(81,302,983)	(120,021,525)

Cash flows from financing activities:
Proceeds from bank borrowings	399,343,916	323,407,459
Repayments of bank borrowings	(280,843,603)	(238,181,426)
Release of restricted cash as collateral for bank borrowings	28,378,420	-
Placement of restricted cash as collateral for bank borrowings	(32,492,262)	(29,729,123)
Net cash provided by financing activities	114,386,471	55,496,910

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,143,417)	109,400
Net increase (decrease) in cash and cash equivalents	(61,947,571)	7,245,668

Cash and cash equivalents at beginning of period	119,928,485	45,456,612
Cash and cash equivalents at end of period	57,980,914	52,702,280

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	20,737,714	20,159,080
Income taxes paid	10,654,265	3,706,530
Non-cash investing and financing activities:
Government grant related to construction in the form of repayment of bank loan on behalf of the Company by the government	-	11,267,062
Accrual for purchase of equipment and construction included in accrued expenses and other current liabilities	88,224,035	295,893

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

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2016, the results of operations for the three-month and six-month periods ended June 30, 2016 and 2015, and the cash flows for the six-month periods ended June 30, 2016 and 2015, have been made.

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

(b) Significant concentrations and risks

Sales concentration

The Company sells its products primarily through approved distributors in the People's Republic of China (the "PRC"). To a lesser extent, the Company also sells its products to overseas customers in the Republic of Korea (the "ROK"). The Company's sales are highly concentrated.  Sales to distributors and end customer, which individually exceeded 10% of the Company's revenues for the three-month and six-month periods ended June 30, 2016 and 2015, are as follows:

	Three-Month Period Ended June 30,
	2016		2015
	US$	%	US$	%
Distributor A, located in PRC	39,632,852	14.3%	47,121,285	17.8%
Distributor B, located in PRC	31,669,861	11.4%	38,766,823	14.6%
Distributor C, located in PRC	30,270,133	10.9%	27,377,033	10.3%
Distributor D, located in PRC	28,827,605	10.4%	32,232,229	12.1%
Distributor E, located in PRC	16,204,373	5.8%	28,722,000	10.8%
Direct Customer F, located in ROK	35,499,160	12.8%	-	0.0%
Direct Customer G, located in ROK	-	0.0%	29,139,000	11.0%
Total	182,103,984	65.6%	203,358,370	76.6%

	Six-Month Period Ended June 30,
	2016		2015
	US$	%	US$	%
Distributor A, located in PRC	74,738,467	15.2%	82,134,181	16.9%
Distributor B, located in PRC	67,479,415	13.7%	71,578,657	14.7%
Distributor C, located in PRC	55,755,981	11.3%	49,664,900	10.2%
Distributor D, located in PRC	57,288,505	11.6%	58,437,523	12.0%
Distributor E, located in PRC	38,406,499	7.8%	51,380,046	10.5%
Direct Customer G, located in ROK	-	0.0%	64,085,900	13.2%
Total	293,668,867	59.6%	377,281,207	77.5%

The Company expects revenues from these distributors and end customers (other than Direct Customer G) to continue to represent a substantial portion of its revenue in the future. Any factor adversely affecting the automobile industry in the PRC, electronic application industry in the ROK or the business operations of these customers will have a material effect on the Company's business, financial position and results of operations.

Purchase concentration of raw materials and equipment

The principal raw materials used for the Company's production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon. The Company purchased its raw materials through a limited number of distributors, which individually exceeded 10% of the Company's total raw material purchases, accounted for approximately 77.6% (six distributors)  and 71.8% (five distributors) of the Company's total raw materials purchases for the three-month periods ended June 30, 2016 and 2015, respectively, and 81.6% (six distributors) and 67.1% (five distributors) of the Company's total raw materials purchases for the six-month periods ended June 30, 2016 and 2015, respectively.  Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company's business, financial position and results of operations.

The Company purchased equipment from two major equipment distributors, which accounted for 96.5% and 96.1% of the Company's total equipment purchases for the three-month periods ended June 30, 2016 and 2015, respectively, and accounted for 96.4% and 97.9% of the Company's total equipment purchases for the six-month periods ended June 30, 2016 and 2015.  Management believes that other suppliers could provide similar equipment on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company's business, financial position and results of operations.  The majority owner of one of the major equipment distributors, is also the majority owner of Distributor E presented above.

Cash concentration

Cash and cash equivalents, short-term restricted cash, time deposits and long-term restricted cash included in other non-current assets mentioned below maintained at banks consist of the following:

	June 30, 2016,	December 31, 2015
	US$	US$
RMB denominated bank deposits with:
Financial Institutions in the PRC	414,281,521	417,430,412
Financial Institutions in Hong Kong Special Administrative Region ("Hong Kong SAR")	8,602	13,778
Financial Institution in Dubai, United Arab Emirates ("UAE")	17,830	3,023
U.S. dollar denominated bank deposits with:
Financial Institution in the U.S.	318,162	226,010
Financial Institutions in the PRC	67,637	17,109
Financial Institution in Hong Kong SAR	42,568	63,854
Financial Institution in Macau Special Administrative Region ("Macau SAR")	14,968	37,120
Financial Institution in Dubai, UAE	411,835	7,474,960
Euro denominated bank deposits with:
Financial institution in Dubai, UAE	3,155	3,011
HK dollar denominated bank deposits with:
Financial institution in Hong Kong SAR	206	336
Dirham denominated bank deposits with:
Financial institution in Dubai, UAE	139,982	37,278

The bank deposits with financial institutions in the PRC are insured by the government authority for up to RMB500,000. The bank deposits with financial institutions in the HK SAR are insured by the government authority for up to HK$500,000. The bank deposits with financial institutions in the Macau SAR are insured by the government authority for up to MOP$500,000. Total bank deposits amounted to $1,391,694 and $1,690,764 are insured as of June 30, 2016 and December 31, 2015, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts. To limit exposure to credit risk, the Company primarily places bank deposits with large financial institutions in the PRC, Hong Kong SAR, Macau SAR and Dubai, UAE with acceptable credit rating.

Cash deposits in bank that are restricted as to withdrawal or usage for up to 12 months are reported as restricted cash in the condensed consolidated balance sheets and excluded from cash in the condensed consolidated statements of cash flows. Cash deposits of US$10,375,196 and US$16,907,470 as of June 30, 2016 and December 31, 2015 that are restricted for period beyond 12 months from the balance sheet date are included in other non-current assets in the condensed consolidated balance sheets.

Short-term bank deposits that are pledged as collateral for bills payable relating to purchases of raw materials are reported as restricted cash and amounted to US$12,248,582 and US$8,069,475 as of June 30, 2016 and December 31, 2015, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company. The cash will be available for use by the Company 90 days from the issuance of the letter of credit. The cash flows from the pledged bank deposits, which relate to purchases of raw materials, are reported within cash flows from operating activities in the condensed consolidated statements of cash flows.

Short-term bank deposits that are pledged as collateral for short-term and long-term bank borrowings are reported as restricted cash and amounted to US$41,669,078 and US$32,010,452 as of June 30, 2016 and December 31, 2015, respectively.  Long-term bank deposits that are pledged as collateral for issuance of letter of guarantee are reported as other non-current assets and amounted to US$10,375,196 and US$16,907,470 as of June 30, 2016 and December 31, 2015, respectively. The cash flows from such bank deposits are reported within cash flows from financing activities in the condensed consolidated statements of cash flows.

Short-term bank deposits that are related to government grant are reported as restricted cash and amounted to U$10,585,064 and US$10,772,400 as June 30, 2016 and December 31, 2015, respectively.  The amount is reported as non-cash investing and financing activities in the condensed consolidated statements of cash flows.

Note 2 - Accounts receivable

Accounts receivable consists of the following:

	June 30, 2016	December 31, 2015
	US$	US$

Accounts receivable	200,530,177	234,583,370
Allowance for doubtful accounts	(39,864)	(40,631)
Accounts receivable, net	200,490,313	234,542,739

As of June 30, 2016 and December 31, 2015, the accounts receivable balances also include notes receivable in the amount of US$341,024 and US$2,048,186, respectively. As of June 30, 2016 and December 31, 2015, US$73,641,325 and US$54,664,219 of accounts receivable are pledged for the short-term bank loans, respectively.

There was no accrual of additional provision or write-off of accounts receivable for the three-month and six-month periods ended June 30, 2016 and 2015.

The following table provides an analysis of the aging of accounts receivable as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	US$	US$
Aging:
– current	200,490,313	234,396,244
– 1-3 months past due	-	146,495
– 4-6 months past due	-	-
– 7-12 months past due	-	-
– greater than one year past due	39,864	40,631
Total accounts receivable	200,530,177	234,583,370

Note 3 - Inventories

Inventories consist of the following:

	June 30, 2016	December 31, 2015
	US$	US$

Raw materials	394,938,565	287,995,933
Work in progress	175,434	164,034
Finished goods	26,847,167	6,505,228
Total inventories	421,961,166	294,665,195

There were no write down of inventories for the three-month and six-month periods ended June 30, 2016 and 2015.

Note 4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2016	December 31, 2015
	US$	US$

Receivables due from a customer in the ROK	-	9,471,222
Interest receivable	3,257,727	3,306,974
Value added taxes receivables	38,763,061	698,286
Advances to suppliers	4,393,320	68,354
Others (i)	4,640,338	2,131,012
Total prepaid expenses and other current assets	51,054,446	15,675,848

(i) Others mainly include prepaid miscellaneous service fees, staff advances and prepaid rental fee.

Note 5 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	June 30, 2016	December 31, 2015
	US$	US$

Machinery, equipment and furniture	316,589,584	258,173,175
Motor vehicles	2,309,311	2,009,440
Workshops and buildings	92,909,638	76,924,199
Construction in progress	499,853,899	323,955,531
Total property, plant and equipment	911,662,432	661,062,345
Less accumulated depreciation	(101,478,685)	(89,315,838)
Property, plant and equipment, net	810,183,747	571,746,507

All of the property, plant and equipment, net as of June 30, 2016 and December 31, 2015 were located in the PRC, except for US$346.5 million and US$83.8  million of property, plant and equipment, net were located in Dubai, UAE.

For the three-month and six-month periods ended June 30, 2016 and 2015, the Company capitalized US$625,324 and US$168,306, and US$1,226,431 and US$168,306 of interest costs as a component of the cost of construction in progress, respectively. Depreciation expense on property, plant and equipment was allocated to the following expense items:

	Three-Month Period Ended June 30,
	2016	2015
	US$	US$

Cost of revenues	5,681,237	5,525,990
General and administrative expenses	435,142	403,135
Research and development expenses	942,387	901,082
Selling expense	506	223
Total depreciation expense	7,059,272	6,830,430

	Six-Month Period Ended June 30,
	2016	2015
	US$	US$

Cost of revenues	11,361,731	10,305,578
General and administrative expenses	838,326	778,263
Research and development expenses	1,888,204	1,696,801
Selling expense	890	223
Total depreciation expense	14,089,151	12,780,865

Note 6 - Prepayments to equipment suppliers

	June 30, 2016	December 31, 2015
	US$	US$

Jiamu (i)	11,128,200	11,712,843
Peaceful (ii)	-	170,009,200
Bagader Trading (iii)	1,225,030	-
Others	2,062,467	1,503,963
Total Prepayments to equipment and construction suppliers	14,415,697	183,226,006

(i)	In December 2013, the Company entered into an equipment purchase contract with Harbin Jiamu Import & Export Trading Co., Ltd ("Jiamu Trading") for a consideration of RMB89.7 million to purchase testing equipment. In August 2015, the Company signed a supplemental contract with Harbin Jiamu Science and Technology Co., Ltd. (together with Jiamu Trading as "Jiamu") to purchase testing equipment for a consideration of RMB16.3 million (equivalent to US$2.5 million). The balance of Jiamu as of June 30, 2016 and December 31, 2015 mainly represents the prepayment for testing equipment.

(ii)	On January 5, 2015, AL Composites Materials FZE ("AL Composites") entered into an equipment purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of US$271.2 million to purchase certain production and testing equipment. As of June 30, 2016, all production equipment for a total amount of US$264.7 were delivered to the Company.

(iii)	On June 28, 2016, AL Composites entered into a facility purchase contract with Bagader Trading EST for a total consideration of AED45 million (equivalent to US$12.3 million). Pursuant to the contract with Bagader Trading, the Company has paid AED 4.5 million (equivalent to US$1.2 million) as prepayments as of June 30, 2016.

Note 7 – Fair value measurement

Short-term financial instruments, including cash and cash equivalents, restricted cash, time deposits, accounts receivable, short-term bank loans, bills payable, accounts payable, amounts due to related parties, income taxes payable and accrued expenses and other current liabilities - carrying amounts approximate fair values because of the short maturity of these instruments.

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

Notes payable - fair values of the Company’s notes payable are estimated based on quoted market prices which are categorized as Level 1 measurement in the fair value hierarchy. As of June 30, 2016, the carrying amount and estimated fair value of the notes payable were US$146,231,067 and US$114,375,000 respectively.

Note 8 – Borrowings

(a)  Current

	June 30, 2016	December 31, 2015
	US$	US$
Unsecured loans	220,933,439	64,555,795
Loans secured by accounts receivable	57,304,862	43,037,196
Loans secured by restricted cash	32,100,000	27,100,000
Current portion of long-term bank loans (note (b))	111,820,364	149,646,098

Total short-term loans, including current portion of long-term bank loans	422,158,665	284,339,089

As of June 30, 2016 and December 31, 2015, the Company's short-term bank loans (including the current portion of long-term bank loans) bear a weighted average interest rate of 4.1% and 4.2% per annum, respectively. All short-term bank loans mature at various times within one year and contain no renewal terms.

In July 2015, the Company obtained a one-year secured loan of US$3.5 million from Bank of China Luxemburg Branch at an annual interest rate of one-year LIBOR (1.2303% as of June 30, 2016) plus 0.75%. These loans were secured by restricted cash of RMB23.0 million (equivalent to US$3.5 million) by the Bank of China in Harbin, China.

In January 2016, the Company obtained a one-year secured loan of US$12 million from HSBC Middle East at an annual interest rate of one-month LIBOR (0.4651% as of June 30, 2016) plus 1.8%. These loans were secured by restricted cash of RMB17.8 million (equivalent to US$2.7 million) by the HSBC Bank in Harbin, China.

In January 2016, the Company obtained a one-year secured loan of US$16.6 million from HSBC Middle East at an annual interest rate of one-month LIBOR (0.4651% as of June 30, 2016) plus 1.8%. These loans were secured by restricted cash of RMB25.5 million (equivalent to US$3.8 million) by the HSBC Bank in Harbin, China.

On February 18, 2016, the Company obtained a six-month secured loan of RMB30 million (equivalent to US$4.5 million) by accounts receivable of RMB39.2 million (equivalent to US$5.9 million) at an annual interest rate of 4.300% from ICBC in Harbin.

In April 2016, the Company obtained nine six-month secured loans with a total amount of RMB350 million (equivalent to US$52.8 million) by accounts receivables of RMB449.2 million (equivalent to US$67.7 million) at an annual interest rate of 4.350% from Harbin Longjiang Bank.

(b) Non-current

	June 30, 2016	December 31, 2015
	US$	US$
Secured loans	91,400,000	81,164,800
Unsecured loans	102,093,135	175,963,007
Less: current portion	111,820,364	149,646,098
Total long-term bank loans, excluding current portion	81,672,771	107,481,709

On June 12, 2014, the Company obtained a three-year secured loan of US$70 million from Bank of China Paris Branch at interest rate of three-month LIBOR (0.6541% as of June 30, 2016). The loan is secured by restricted cash of RMB110 million (equivalent to US$16.6 million). The Company repaid US$4 million in 2015, and repaid US$5 million on June 9, 2016. The loan in the amount of US$15 million is due on December 9, 2016, and the remaining of the loan amounted to US$46 million is due on June 9, 2017.

On December 11, 2014, the Company obtained a two-year unsecured loan of RMB197 million (equivalent to US$29.7 million) from Bank of Communication at an annual interest rate of 6.60%. The loan is due on December 10, 2016.

On January 23, 2015, the Company obtained two two-year unsecured loans in the total amount of RMB100 million (equivalent to US$15.1 million) at an annual interest rate of 6.0% from Agriculture Bank of China. The amount of RMB 45 million is due on January 12 and the remaining amount of RMB 55 million is due on January 19, 2017. On April 22, 2015, the Company obtained a two-year unsecured loan of RMB40 million (equivalent to US$6 million) at an annual interest rate of 5.75% from Agriculture Bank of China. The loan is due on April 20, 2017.

In October and November, 2015, the Company obtained three five-year unsecured loans of RMB260 million (equivalent to US$39.2 million) at an annual interest rate of 4.75% from Bank of China. In January 2016, the Company obtained one four-year unsecured loans of RMB80 million (equivalent to US$12.1 million) at an annual interest rate of 4.75% from Bank of China. All of these loans are due on October 28, 2020.

On May 13, 2016, the Company obtained two two-year secured loans of US$14.3 million from China Construction Bank (Dubai) at an interest of three-month LIBOR (0.6541% as of June 30, 2016) plus 1.6%.  On May 17, 2016, the Company obtained two two-year secured loans of US$12.3 million from China Construction Bank (Dubai) at an interest of three-month LIBOR (0.6541% as of June 30, 2016) plus 1.6%. On May 22, 2016, the Company obtained a two-year secured loan of US$3.8 million from China Construction Bank (Dubai) at an interest of three-month LIBOR (0.6541% as of June 30, 2016) plus 1.6%. The interest rate is reset every three months. These loans are secured by restricted cash of RMB68.8 million (equivalent to US$10.4 million). All of these loans are due on March 22, 2018.

As of June 30, 2016, the Company had total lines of credit of RMB5,356.0 million (US$807.7 million) including unused lines of credit of RMB1,368.9 million (US$206.5 million) with remaining terms less than 12 months and RMB646.0 million (US$97.4 million) with remaining terms beyond 12 months.

Certain lines of credit contain financial covenants such as total stockholders' equity, debt asset ratio, current ratio, contingent liability ratio and net profit. As of June 30, 2016, the Company has met these financial covenants.

Note 9 - Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2016	December 31, 2015
	US$	US$
Payables for purchase of property, plant and equipment	129,668,126	42,524,903
Accrued freight expenses	2,459,663	1,579,936
Accrued interest expenses	7,934,070	7,800,481
Advance from customers (i)	75,198,592	82,009,002
Non income tax payables	5,238,290	4,353,730
Others (ii)	3,166,042	2,720,660
Total accrued expenses and other current liabilities	223,664,783	140,988,712

(i) Advance from customers mainly represent the advance received from two customers in the PRC for the raw material purchases during the 4th quarter of 2015. The Company delivered raw material in the amount of USD 6,810,410 to these two customers during the six-month periods ended June 30, 2016.

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

Note 10 – Related party transactions

The Company entered into related party transactions with Harbin Xinda High-Tech Co., Ltd. ("Xinda High-Tech"), an entity controlled by the wife of Mr. Han, the chief executive officer and controlling stockholder of the Company and Mr. Han's son.  The significant related party transactions are summarized as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2016	2015	2016	2015
	US$	US$	US$	US$
Costs and expenses resulting from transactions with related parties:
Rental expenses for plant and office spaces	184,525	165,500	369,061	360,714

The related party balances are summarized as follows:

	June 30, 2016	December 31, 2015
	US$	US$
Amounts due from a related party:
Prepaid rent expenses to Xinda High-Tech	-	244,836
Total:	-	244,836

Amounts due to a related party:	June 30, 2016	December 31, 2015
Rental payable to Xinda High-Tech	120,107	-
Rental payable to Mr Han's son	11,287	8,439
Total:	131,394	8,439

The Company rents the following plant and office buildings in Harbin, Heilongjiang province from Xinda High-Tech:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Office building	23,894	732,010	Between January 1, 2014 and December 31, 2018

The Company rents the following facility in Harbin, Heilongjiang province from Mr. Han's son:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Facility	200	6,127	Between August 17, 2014 and August 16, 2016

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

The effective income tax rates for the six-month periods ended June 30, 2016 and 2015 were 18.0% and 14.3%, respectively.  The effective income tax rate increased from 14.3% for the six-month period ended June 30, 2015 to 18.0% for the six-month period ended June 30, 2016, primarily due to less sales to overseas market of Dubai Xinda which was exempted from income taxes. The effective income tax rate for the six-month period ended June 30, 2016 differs from the PRC statutory income tax rate of 25% primarily due to the effect of tax rate differential on entities not subject to PRC income tax, super deduction of R&D expense and partially offset by the effect of non-deductible expenses.

As of June 30, 2016, the unrecognized tax benefits were US$24,993,661 and the interest relating to unrecognized tax benefits was US$4,269,280.  No penalties expense related to unrecognized tax benefits were recorded. The Company is currently unable to provide an estimate of a range of the total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.

Note 12 – Deferred Income

On January 26, 2015, the Company entered into a memorandum and a fund support agreement (the "Agreement") with the People's Government of Shunqing District, Nanchong City, Sichuan Province ("Shunqing Government") pursuant to which Shunqing Government, through its investment vehicle, will extend to the Company RMB350 million (equivalent to US$52.8 million) to support the construction of the Sichuan plant. As of June 30, 2016, the Company has received RMB280 million (equivalent to US$42.2 million) in total from Shunqing Government in the form of government repayment of bank loans on behalf of the Company. The Company also received RMB70 million (equivalent to US$10.6 million) pursuant to the Agreement for which the amount was restricted to use subject to the progress of the construction, which has been recorded as restricted cash as of June 30, 2016.

In addition, the Company has received RMB89.9 million (equivalent to US$13.6 million) from Shunqing Government and RMB6.4 million (equivalent to US$1.0 million) from Ministry of Finance of the People's Republic of China to support the construction as of June 30, 2016.

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

In addition, the Company also received RMB36 million (equivalent to US$5.4 million) from Shunqing Government with respect to interest subsidy for further loan borrowing cost as of June 30, 2016, among which RMB9.8 million (equivalent to US$1.5 million) have been recognized as other income when related interest expense was recognized as of June 30, 2016.

Note 13 – Other non-current liabilities

	June 30, 2016	December 31, 2015
	US$	US$

Income tax payable-noncurrent (i)	29,262,941	24,172,693
Deferred income tax liabilities	12,504,645	13,874,224
Total other non-current liabilities	41,767,586	38,046,917

(i) Income tax payable-noncurrent represents the accumulative balance of unrecognized tax benefits and related accrued interest.

Note 14 – Redeemable Series D convertible preferred stock

According to the securities purchase agreement of the Redeemable Series D Convertible Preferred Stock (the “Series D preferred stock”), the Company has the right to require each holder of the Series D preferred stock to convert Series D preferred stock into common stock from September 28, 2014, as the Company has met the performance target for each of the fiscal years ended December 31, 2011, 2012 and 2013, respectively. Since the Series D preferred stock is not redeemable currently and is not probable that the Series D preferred stock will become redeemable, an adjustment of the carrying value of the Series D preferred stock to the redemption amount is not necessary.

Note 15 – Stockholders’ equity

The changes of each caption of stockholders’ equity for the six-month period ended June 30, 2016 are as follows:

	Series B Preferred Stock		Common Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings	Comprehensive Loss	Stockholders’ Equity
		US$		US$
Balance as of January 1, 2016	1,000,000	100	49,323,284	4,933	(92,694)	81,919,932	515,555,985	(19,342,658)	578,045,598
Net income	-	-	-	-	-	-	44,713,124	-	44,713,124
Other comprehensive loss	-	-	-	-	-	-	-	(13,513,302)	(13,513,302)
Stock based compensation	-	-	-	-	-	470,424	-	-	470,424
Vesting of nonvested shares	-	-	82,907	8	-	(8)	-	-	-
Balance as of June 30, 2016	1,000,000	100	49,406,191	4,941	(92,694)	82,390,348	560,269,109	(32,855,960)	609,715,844

 Note 16 – Stock based compensation

Nonvested shares

A summary of the nonvested shares activity for the six-month ended June 30, 2016 is as follows:

	Number of Nonvested Shares	Weighted Average Grant date Fair Value
		US$
Outstanding as of December 31, 2015	614,727	5.54
Vested	(10,907)	3.08
Forfeited	(27,770)	5.04
Outstanding as of June 30, 2016	576,050	5.60

The Company recognized US$248,244 and US$130,645 of share-based compensation expense in general and administration expenses relating to nonvested shares for the three-month periods ended June 30, 2016 and 2015, respectively, and US$470,424 and US$386,371 of share-based compensation expense in general and administration expenses relating to nonvested shares for the six-month periods ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was US$1,304,494 total unrecognized compensation cost relating to nonvested shares, which is to be recognized over a weighted average period of 1.16 years.

Note 17 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2016	2015	2016	2015
	US$	US$	US$	US$
Net income	33,355,774	25,478,603	44,713,124	50,882,629
Less:
Earnings allocated to participating Series D convertible preferred stock	(8,088,078)	(6,199,413)	(10,843,682)	(12,379,759)
Earnings allocated to participating nonvested shares	(292,624)	(230,996)	(395,191)	(466,567)
Net income for basic and diluted earnings per share	24,975,072	19,048,194	33,474,251	38,036,303

Denominator
Denominator for basic and diluted earnings per share	49,406,191	49,161,284	49,391,710	49,159,344

Earnings per share:
Basic and diluted	0.51	0.39	0.68	0.77

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month periods and six-month periods ended June 30, 2016 and 2015 because their effects are anti-dilutive:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2016	2015	2016	2015

Shares issuable upon conversion of Series D convertible preferred stock	16,000,000	16,000,000	16,000,000	16,000,000

Note 18 - Commitments and contingencies

(1)    Lease commitments

Future minimum lease payments under non-cancellable operating leases agreements as of June 30, 2016 were as follows.

US$
Period from July 1, 2016 to December 31, 2016	495,307
Years ending December 31,
2017	1,272,455
2018	984,733
2019	113,999
2020	113,999
2021	113,999
After 2021	930,994

Rental expenses incurred for operating leases of plant and office spaces were US$449,002 and US$499,500 for the three-month periods ended June 30, 2016 and 2015, respectively, and US$844,058 and US$728,649 for the six-month periods ended June 30, 2016 and 2015, respectively. There are no step rent provisions, escalation clauses, capital improvement funding requirements, other lease concessions or contingent rent in the lease agreements. The Company has no legal or contractual asset retirement obligations at the end of leases. The Company's leases do not contain any contingent rent payments terms.

(2)   Sichuan plant construction and equipment

On March 8, 2013, Xinda Holding (HK) Company Limited ("Xinda Holding (HK)") entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion in property, plant and equipment and approximately RMB0.6 billion in working capital, for the construction of Sichuan plant.  As of June 30, 2016, the Company has a remaining commitment of RMB88.9 million (equivalent to US$13.4 million) mainly for facility construction, and RMB17.9 million (equivalent to US$2.7 million) for the acquisition of equipment.

(3)    Dubai plant construction and equipment
On January 5, 2015, AL Composites entered into an equipment purchase contract with Peaceful for a total consideration of US$271.2 million to purchase certain production and testing equipment.  As of June 30, 2016, the Company has a remaining commitment of US$5.9 million for the remaining equipment acquisition. On April 28, 2015, AL Composites entered into a warehouse construction contract with Falcon Red Eye Contracting Co. L.L.C. for a total consideration of AED6.7 million (equivalent to US$1.8 million). As of June 30, 2016, the Company has a remaining commitment of US$0.9 million. On June 28, 2016, AL Composites entered into a plant purchasing contract with Bagader Trading Est for a total consideration of ADE45.0 million (equivalent to US$12.3 million).As of June 20, 2016, the Company has a remaining commitment of US$11.0 million.

(4)  Xinda Group equipment

As of June 30, 2016, Xinda Group has a remaining commitment of RMB9.7 million (equivalent to US$1.5 million) for the acquisition of equipment.

(5)    Contingencies

The Company and certain of its officers were named as defendants in two putative securities class action lawsuits filed on July 15, 2014 and July 16, 2014 in the United States District Court for the Southern District of New York. On March 23, 2016, the Court issued an Opinion and Order dismissing the Complaint without prejudice. On May 6, 2016, plaintiffs moved the Court for leave to amend the Complaint.  On June 24, 2016, the Company filed its opposition to the plaintiffs' motion. The plaintiffs' reply to the Company's opposition is due August 8, 2016. The Company, after consultation with its legal counsel, continues to believe that the lawsuits are without merit and will continue to vigorously defend against them. Nevertheless, there is a possibility that a loss may have been incurred. In accordance with ASC Topic 450, no loss contingency was accrued as of June 30, 2016 since the possible loss or range of loss cannot be reasonably estimated.

Note 19 - Subsequent Events

On June 30, 2016, the Company announced to redeem all of the 11.75% guaranteed senior notes due on February 4, 2019 (the "Notes") outstanding on August 29, 2016 (the “Redemption Date”) at redemption price equal to 100% of the principal amount of the Notes plus the Applicable Premium (as defined in the Indenture) as of the Redemption Date (the “Redemption Price”) plus accrued and unpaid interest up to (but not including) the Redemption Date. The Notes has an aggregate principal amount of US$ 150,000,000 and the estimated carrying amount of US$146,432,000 on August 29, 2016. The redemption amount on Redemption Date is estimated to be approximately US$ 165,285,000 and accrued and unpaid interest up to (but not including) the Redemption Date equal to approximately US$1,224,000. Loss upon extinguishment of the Notes in the amount of approximately US$ 18,853,000 representing the difference between the redemption amount and the net carrying amount of the Notes, is to be recognized in the statement of comprehensive income in the quarter ended September 30, 2016.

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

Overview

China XD Plastics Company Limited ("China XD", "we", and the "Company", and "us" or "our" shall be interpreted accordingly) is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China, and to a lesser extent, in Dubai, UAE. Through our wholly-owned operating subsidiaries in China and UAE we develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 379 certifications from manufacturers in the automobile industry as of June 30, 2016. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province. Our Research and Development (the "R&D") team consists of 338 professionals and 14 consultants, including one consultant who is a member of Chinese Academy of Engineering, and one consultant who is the former chief scientist of Specialty Plastics Engineering Institute of Jilin University. As a result of the integration of our academic and technological expertise, we have a portfolio of 357 patents, 29 of which we have obtained the patent rights and the remaining 328 of which we have applications pending in China as of June 30, 2016.

Our products include eleven categories: Modified Polypropylene (PP), Modified Acrylonitrile Butadiene Styrene (ABS), Modified Polyamide 66 (PA66), Modified Polyamide 6 (PA6), Modified Polyoxymethylenes (POM), Modified Polyphenylene Oxide (PPO), Plastic Alloy, Modified Polyphenylene Sulfide (PPS), Modified Polyimide (PI), Modified Polylactic acid (PLA) and Poly Ether Ether Ketone (PEEK).
The Company's products are primarily used in the production of exterior and interior trim and functional components of more than 28 automobile brands and 80 automobile models manufactured in China, including Audi, Mercedes Benz, BMW, Buick, Chevrolet, VW Passat, Golf and Jetta, Mazda, and Toyota. Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing plants in Harbin, Heilongjiang in the PRC. As of June 30, 2016, in domestic market, we had approximately 390,000 metric tons of production capacity across 84 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwanese conveyer systems. In December 2013, we broke ground on the construction of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total domestic installed production capacity to 690,000 metric tons with additional 70 new production lines at the completion of the construction of our fourth production plant. Sichuan Xinda has supplied to its customers since 2013, backed by production capacity in our Harbin production plant. To streamline the management in Sichuan, the Company completed a restructuring in July 2015 by merging its subsidiary in Nanchong City, the entire registered capital (US$99.99 million) of which was owned by Xinda (Heilongjiang) Investment Co., Ltd, into Sichuan Xinda.  During the second quarter of 2016, we installed 20 production lines stationed in completed plants in our Sichuan plant, which was launched on July 7, 2016. There is still construction ongoing on the site of our Sichuan plant to be expected to be completed by the end of 2016. In addition, we completed the trial production in the plant in Dubai, UAE with additional 2,500 metric tons of production capacity ("Phase 1") targeting high-end products for the overseas markets. In order to meet the increasing demand from our customers in the ROK and to develop potential overseas markets, on January 25, 2015, AL Composites Materials FZE ("AL Composites") obtained a leased property of approximately 10,000 square meters from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE with constructed building comprising a warehouse, office and service block with a lease term of 15 years. The Company is planning to complete installing 75 production lines with additional 14,000 metric tons ("Phase 2") of annual production capacity in that property around the end of 2016, bringing total production capacity in Dubai to 16,500 metric tons.  On June 28, 2016, AL Composite signed a lease agreement pertaining approximately 20,206 square meters property in JAFZA in Dubai, UAE with constructed building including a warehouse, office and service block with a minimum term of 10 years and further extension of 10 additional years.

Highlights for the three months ended June 30, 2015 include:

● Revenues were $277.1 million, an increase of 4.4% from $265.4 million in the second quarter of 2015
● Gross profit was $60.3 million, an increase of 17.1% from $51.5 million in the second quarter of 2015
● Gross profit margin was 21.8%, compared to 19.4% in the second quarter of 2015
● Net income was $33.3 million, compared to $25.5 million in the second quarter of 2015
● Total volume shipped was 89,403 metric tons, up 5.4% from 84,833 metric tons in the second quarter of 2015

Results of Operations

The following table sets forth, for the periods indicated, statements of income data in millions of USD:

(in millions, except percentage)	Three-Month Period Ended			Six-Month Period Ended
	June 30,		Change	June 30,		Change
	2016	2015	%	2016	2015	%
Revenues	277.1	265.4	4.4%	492.2	487.3	1.0%
Cost of revenues	(216.8)	(213.9)	1.4%	(397.0)	(387.2)	2.5%
Gross profit	60.3	51.5	17.1%	95.2	100.1	(4.9)%
Total operating expenses	(12.9)	(13.7)	(5.8)%	(23.2)	(24.8)	(6.5)%
Operating income	47.4	37.8	25.4%	72.0	75.3	(4.4)%
Income before income taxes	38.6	29.9	29.1%	54.5	59.4	(8.2)%
Income tax expense	(5.3)	(4.4)	(20.5)%	(9.8)	(8.5)	15.3%
Net income	33.3	25.5	30.6%	44.7	50.9	(12.2)%

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Revenues
Revenues were US$277.1 million in the second quarter ended June 30, 2016, an increase of US$11.7 million, or 4.4%, compared to US$265.4 million in the same period of last year, due to 4.0% increase in the average RMB selling price of our products and 4.5% negative impact from exchange rate due to weakening RMB against US dollars, and approximately 5.4% increase in sales volume.

In order to stimulate the growth of the auto industry, on September 29, 2015, the Chinese government implemented a tax incentive policy of 50% reduction of the sales tax for eligible purchase of vehicles with engines of 1.6 liters and less.  This helped the recovery of vehicle sales in China since the fourth quarter of 2015.  Passenger vehicles production increased by 7.3% in the first half year of 2016 compared to the same period of the prior year. The Company has been actively marketing its higher-end products to customers to better allocate its production capacity, diversifying its business to reduce its concentration in the Chinese market. Driven by accelerating growth of 18.9% in Central China and 80.5% in South China, domestic sales during the second quarter of 2015 increased by 4.4% as compared to the same period of the prior year.

Oversea sales was US$35.7 million in the second quarter of 2016 compared to US$29.1 million in the same period of the prior year due to the supply to a new ROK customer in the second quarter of 2016. The customer has made payment of US$9.4 million in the second quarter of 2016 with unpaid balance of US$26.3 million.

The following table summarizes the breakdown of revenues by categories in millions of US$:

(in millions, except percentage)	Revenues For the Three-Month Period Ended June 30,
2016	2015	Change in	Change in
Amount	%	Amount	%	Amount	%
Modified Polyamide 66 (PA66)	60.4	21.8%	53.0	20.0%	7.4	14.0%

Modified Polyamide 6 (PA6)	59.5	21.5%	52.1	19.6%	7.4	14.2%

Plastic Alloy	99.8	36.0%	99.0	37.3%	0.8	0.8%

Modified Polypropylene (PP)	43.1	15.6%	44.6	16.8%	(1.5)	(3.4)%

Modified Acrylonitrile butadiene styrene (ABS)	10.0	3.6%	10.8	4.1%	(0.8)	(7.4)%

Polyoxymethylenes (POM)	0.9	0.3%	0.9	0.3%	0.0	0.0%

Polyphenylene Oxide (PPO)	2.8	1.0%	3.3	1.3%	(0.5)	(15.2)%

Modified Polylactic acid (PLA)	0.1	0.0%	-	-	0.1	n/	a

Raw Materials	0.5	0.2%	1.7	0.6%	(1.2)	(70.6)%
Total Revenues	277.1	100%	265.4	100%	11.7	4.4%

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Three-Month Period Ended June 30,
2016	2015	Change in	Change in
MT	%	MT	%	MT	%
Modified Polyamide 66 (PA66)	14,804	16.5%	12,342	14.5%	2,462	19.9%

Modified Polyamide 6 (PA6)	16,953	19.0%	14,399	17.0%	2,554	17.7%

Plastic Alloy	28,131	31.5%	28,357	33.5%	(226)	(0.8)%

Modified Polypropylene (PP)	24,242	27.1%	23,542	27.8%	700	3.0%

Modified Acrylonitrile butadiene styrene (ABS)	4,102	4.6%	4,185	4.9%	(83)	(2.0)%

Polyoxymethylenes (POM)	280	0.3%	270	0.3%	10	3.7%

Polyphenylene Oxide (PPO)	420	0.5%	453	0.5%	(33)	(7.3)%

Modified Polylactic acid (PLA)	10	0.0%	-	-	10	n/	a

Raw Materials	461	0.5%	1,285	1.5%	(824)	(64.1)%

Total Sales Volume	89,403	100%	84,833	100%	4,570	5.4%

The Company continued to shift production mix from traditional Modified Polypropylene (PP) to higher-end products such as PA66, PA6 and POM, primarily due to (i) the greater growth potential of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) better quality from end consumer recognition of higher-end cars made by automotive manufacturers from Chinese and Germany joint ventures, and U.S. and Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Profit Margin
	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2016	2015	Amount	%
Gross Profit	$60.3	$51.5	$8.8	17.1%
Gross Profit Margin	21.8%	19.4%		2.4%

Gross profit was US$60.3 million in the second quarter ended June 30, 2016 compared to US$51.5 million in the same period of 2016, representing an increase of 17.1%. Our gross margin increased to 21.8% during the quarter ended June 30, 2016 from 19.4% during the same quarter of 2015 primarily due to  higher contribution from our higher-margin products sold overseas.

General and Administrative Expenses

	Three-Month Period Ended June,		Change
(in millions, except percentage)	2016	2015	Amount	%
General and Administrative Expenses	$6.6	$6.6	$0.0	0.0%
as a percentage of revenues	2.4%	2.5%		(0.1)%

General and administrative (G&A) expenses were stable as US$6.6 million in the quarter ended June 30, 2016 compared to US$6.6 million in the same period in 2015.

Research and Development Expenses

	Three–Month Period Ended June 30,		Change
(in millions, except percentage)	2016	2015	Amount	%
Research and Development Expenses	$5.9	$6.7	$(0.8)	(11.9)%
as a percentage of revenues	2.1%	2.5%		(0.4)%

R&D expenses were US$5.9 million in the quarter ended June 30, 2016 compared with US6.7 million during the same period in 2015, a decrease of US$0.8 million, or 11.9%, reflecting our improved efficiency in R&D projects and the Company's efforts to adjust research and development activities on new products primarily for industrialized applications from automotive to other advanced fields such as ships, airplanes, high-speed rail, 3D printing materials, biodegradable plastics, and medical devices.

As of June 30, 2016, the number of ongoing research and development projects was 187. We expect to complete and commence to realize economic benefits on approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period.

Operating Income

Total operating income was US$47.4 million in the second quarter ended June 30, 2016 compared to $37.8 million in the same period of 2015, representing an increase of 25.4% or US$9.6 million. This increase is primarily due to higher gross margin, and lower research and developed expenses, with stable general and administrative expenses.

Interest Income (Expenses)

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2016	2015	Amount	%
Interest Income	$1.6	$2.5	$(0.9)	(36.0)%
Interest Expenses	(10.6)	(11.0)	0.4	(3.6)%
Net Interest Expenses	$(9.0)	$(8.5)	$(0.5)	5.9%
as a percentage of revenues	(3.3)%	(3.2)%		(0.1)%

Net interest expense was US$9.0 million for the three-month period ended June 30, 2016, compared to net interest expense of US$8.5 million in the same period of 2015, primarily due to (i) the decrease of interest income was caused by the decrease of average interest rate of 2.4% for the three month period ended June 30, 2016 compared to 3.1% for the same period of 2015, which was partially offset by the increase of average deposit balance in the amount of US$409.6 million for the three months ended June 30, 2016 compared to US$344.5 million for the same period of 2015; and partially offset by (ii) the decrease of interest expense which was caused by the decrease of average interest rate 5.2% for the three months ended June 30, 2016 as compared to 5.3% for the three months ended June 30, 2015, which was partially offset by the increase of short-term and long-term loans in the amount of US$496.6 million for the three months ended June 30, 2016 as compared to US$409.9 million of prior year.

Income Taxes

	Three–Month Period Ended June 30,		Change
(in millions, except percentage)	2016	2015	Amount	%
Income before Income Taxes	$38.6	$29.9	$8.7	29.1%
Income Tax Expense	(5.3)	(4.4)	(0.9)	20.5%
Effective income tax rate	13.6%	14.7%		(1.1)%

The effective income tax rate for the three-month periods ended June 30, 2016 and 2015 was 13.6% and 14.7%, respectively. The decrease was primarily due to Heilongjiang Xinda Group's R&D expense super deduction, partially offsetting by effect of tax rate differential on entities not subject to PRC income tax, effect of non-deductible expenses and increase of valuation allowances against deferred income tax assets of certain subsidiaries, which were at cumulative loss position. The effective income tax rate for the three-month period ended June 30, 2016 differs from the PRC statutory income tax rate of 25% primarily due to the effect of tax rate differential on entities not subject to PRC income tax, super deduction of R&D expense and partially offset by the effect of non-deductible expenses.

Our PRC and Dubai subsidiaries have US$405.0 million of cash and cash equivalents, restricted cash and time deposits as of June 30, 2016, which are planned to be indefinitely reinvested in the PRC and Dubai. The distributions from our PRC and Dubai subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries. In addition, due to our policy of indefinitely reinvesting our earnings in Dubai, UAE, we have not provided for deferred income tax liabilities related to Dubai Composites in Dubai, UAE, on undistributed earnings.

Net Income

As a result of the above factors, we had a net income of US$33.3 million in the second quarter of 2016 compared to a net income of US$$25.5 million in the same quarter of 2015.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Revenues

Revenues were US$492.2 million in the six-month period ended June 30, 2016, an increase of US$4.9 million, or 1.0%, compared with US$487.3 million in the same period of last year, due to approximately 7.8% increase in sales volume and 6.3% decrease in the average selling price of our products.

For the six months ended June 30, 2016, we had an increase of 3.1% in the average RMB selling price of our products while the sales volume increased by 9.6% compared with those of last year in the domestic market. More sales were achieved in South China, Central China and Southwest China because of our marketing efforts to develop new customers. As for the RMB selling price, the increase was mainly due to higher-end product of modified PA6 and PA66 in China.

For the six months ended June 30, 2016 in the overseas market, we had a significant decrease of 41.9% in sales volume and 4.0% decrease in the average selling price as compared with those of last year, primarily due to the ongoing suspension of supply to a major ROK customer in the first half of 2016.

The following table summarizes the breakdown of revenues by categories in millions of US$:

(in millions, except percentage)	Revenues For the Six -Month Period Ended June 30,
2016	2015
Amount	%	Amount	%	Change in Amount	Change in %
Modified Polyamide 66 (PA66)	111.3	22.6%	89.1	18.3%	22.2	24.9%

Modified Polyamide 6 (PA6)	110.6	22.4%	95.0	19.5%	15.6	16.4%

Plastic Alloy	159.8	32.5%	191.2	39.2%	(31.4)	(16.4)%

Modified Polypropylene (PP)	83.0	16.9%	84.1	17.3%	(1.1)	(1.3)%

Modified Acrylonitrile butadiene styrene (ABS)	18.6	3.8%	19.2	3.9%	(0.6)	(3.1)%

Polyoxymethylenes (POM)	1.7	0.3%	1.4	0.3%	0.3	21.4%

Polyphenylene Oxide (PPO)	6.2	1.3%	6.2	1.3%	0.0	0.0%

Modified Polylactic acid (PLA)	0.1	0.0%	-	-	0.1	n/	a

Raw Materials	0.9	0.2%	1.1	0.2%	(0.2)	(18.2)%

Total Revenues	492.2	100%	487.3	100%	4.9	1.0%

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Six-Month Period Ended June 30,
2016	2015
MT	%	MT	%	Change in MT	Change in %
Modified Polyamide 66 (PA66)	27,044	16.3%	20,789	13.5%	6,255	30.1%

Modified Polyamide 6 (PA6)	31,773	19.1%	26,380	17.1%	5,393	20.4%

Plastic Alloy	50,915	30.6%	52,500	34.0%	(1,585)	(3.0)%

Modified Polypropylene (PP)	46,419	27.9%	44,485	28.8%	1,934	4.3%

Modified Acrylonitrile butadiene styrene (ABS)	7,637	4.6%	7,491	4.9%	146	1.9%

Polyoxymethylenes (POM)	550	0.3%	408	0.3%	142	34.8%

Polyphenylene Oxide (PPO)	930	0.6%	849	0.6%	81	9.5%

Modified Polylactic acid (PLA)	11	0.0%	-	-	11	n/	a

Raw Materials	879	0.6%	1,285	0.8%	(406)	(31.6)%
Total Sales Volume	166,158	100%	154,187	100%	11,971	7.8%

The Company continued to shift production mix from traditional Modified Polypropylene (PP) to higher-end products such as PA66, PA6, POM and PPO, primarily due to (i) greater growth potential of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) better quality from and consumer recognition of higher-end cars made by automotive manufacturers from Chinese and Germany joint ventures, and U.S. and Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China. In addition, the Company sold primarily higher-end Plastic Alloy to the recently developed customer in the Republic of Korea.

Gross Profit and Gross Profit Margin

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2016	2015	Amount	%
Gross Profit	$95.2	$100.1	$(4.9)	(4.9)%
Gross Profit Margin	19.3%	20.5%		(1.4)%

Gross profit was US$95.2 million for the six months ended June 30, 2016 compared to US$100.1 million in the same period of 2015, representing a decrease of 4.9%. Our gross margin decreased to 19.3% during the six months ended June 30, 2016 from 20.5% during the same period of 2015, primarily due to lower contribution of higher-margin product sales overseas for the six months ended June 30, 2016 as compared to that  of the prior year.

General and Administrative Expenses

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2016	2015	Amount	%
General and Administrative Expenses	$11.7	$11.6	$0.1	0.9%
as a percentage of revenues	2.4%	2.4%		(0.0)%

General and administrative (G&A) expenses were US$11.7 million for the six months ended June 30, 2016 compared to US$11.6 million in the same period in 2015, representing an increase of 0.9%, or US$0.1 million. This increase is primarily due to the increase salary and welfare due to the increase in the number of management staff offset by decreased non-income taxation expenses.

Research and Development Expenses

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2016	2015	Amount	%
Research and Development Expenses	$10.8	$12.5	$(1.7)	(13.6)%
as a percentage of revenues	2.2%	2.6%		(0.4)%

Research and development (R&D) expenses were US$10.8 million for the six months ended June 30, 2016 compared with US$12.5 million during the same period in 2015, a decrease of US$1.7 million, or 13.6%, reflecting the Company's efforts to adjust research and development activities on new products primarily for industrialized applications from automotive to other advanced fields such as ships, airplanes, high-speed rail, 3D printing materials, biodegradable plastics, and medical devices.

Operating Income

Total operating income was US$72.0 million for the six months ended June 30, 2016 compared to US$75.3 million in the same period of 2015, representing a decrease of 4.4% or US$3.3 million. This decrease is primarily due to lower gross profit, partially offset by reduced R&D expenses.

Interest Income (Expenses)

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2016	2015	Amount	%
Interest Income	$3.2	$4.9	$(1.7)	(34.7)%
Interest Expenses	(21.5)	(21.7)	0.2	(0.9)%
Net Interest Expenses	$(18.3)	$(16.8)	$(1.5)	8.9%
as a percentage of revenues	(3.7)%	(3.4)%		(0.3)%

Net interest expense was US$18.3 million for the six-month period ended June 30, 2016, compared to net interest expense of US$16.8 million in the same period of 2015, primarily due to (i) the decrease of interest income was due to the decrease average interest rate of 1.70% for the six months ended June 30, 2016 compared to 2.88 % of the same period in 2015, and partially offset by the increase of average deposit balance in amount of US$388.6 million for the six months ended June 30, 2016 compared to US$330.9 million for the same period in prior year, leading to the decrease of interest income; partially offset by (ii) the decrease of interest expense which was due to the decrease average interest rate of 5.16% for the six months ended June 30, 2016 compared to 5.55% of the same period in 2015, and partially offset by the increase of average short-term and long-term loan balance in amount of US$457.4 million for the six months ended June 30, 2016 compared to US$397.1 million for the same period in 2015.

 Income Taxes

	Six Month Period Ended June 30,		Change
(in millions, except percentage)	2016	2015	Amount	%
Income before Income Taxes	$54.5	$59.4	$(4.9)	(8.2)%
Income Tax Expense	(9.8)	(8.5)	(1.3)	15.3%
Effective income tax rate	18.0%	14.3%		3.7%

The effective income tax rate for the six-month period ended June 30, 2016 and 2015 were 18.0% and 14.3%, respectively, which differ from the PRC statutory income tax rate of 25%.  The increase was primarily due to less profit generated from Dubai Xinda in the six-month period ended June 30, 2016 compared with that of 2015, which was exempted from income taxes. The effective income tax rate differs from the PRC statutory income tax rate of 25% primarily due to the effect of tax rate differential on entities not subject to PRC income tax, super deduction of R&D expense and partially offset by the effect of non-deductible expenses.

Net Income

As a result of the above factors, we had a net income of US$44.7 million for the six months ended June 30, 2016 compared to net income of US$50.9 million in the same period of 2015.

Selected Balance Sheet Data as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015	Change
(in millions, except percentage)			Amount	%
Cash and cash equivalents	58.0	119.9	(61.9)	(51.6)%
Restricted cash	64.5	50.9	13.6	26.7%
Time deposits	282.5	237.6	44.9	18.9%
Accounts receivable, net of allowance for doubtful accounts	200.5	234.5	(34.0)	(14.5)%
Inventories	422.0	294.7	127.3	43.2%
Prepaid expenses and other current assets	51.0	15.7	35.3	224.8%
Property, plant and equipment, net	810.1	571.7	238.4	41.7%
Land use rights, net	23.8	24.5	(0.7)	(2.9)%
Prepayments to equipment and construction suppliers	14.4	183.2	(168.8)	(92.1)%
Other non-current assets	12.7	19.0	(6.3)	(33.2)%
Total assets	1,939.5	1752.0	187.5	10.7%
Short-term bank loans, including current portion of long-term bank loans	422.2	284.3	137.9	48.5%
Bills payable	47.0	33.5	13.5	40.3%
Accounts payable	195.3	257.4	(62.1)	(24.1)%
Income taxes payable, including noncurrent portion	28.0	28.0	-	-
Accrued expenses and other current liabilities	223.7	141.0	82.7	58.7%
Notes payable within one-year	146.2	-	146.2	n/a %
Long-term bank loans, excluding current portion	81.7	107.5	(25.8)	(24.0)%
Notes payable	-	145.6	(145.6)	(100.0)%
Deferred income	71.3	62.0	9.3	15.0%
Redeemable Series D convertible preferred stock	97.6	97.6	-	0.0%
Stockholders' equity	609.7	578.0	31.7	5.5%

Our financial condition continued to improve as measured by an increase of 5.5% in stockholders' equity as of June 30, 2016 as compared to that of December 31, 2015. Cash and cash equivalents, restricted cash and time deposits decreased by 0.8% or US$3.4 million due to the operating cash outflows. Inventories increased by 43.2% as a result of more purchases made by the Company to take advantage of the lower purchase price of the raw materials and the Company's strategy to stock up the inventory and prepare for the opening of Sichuan plant. Prepayment to equipment suppliers decreased by 92.1% mainly because the equipment was delivered to Dubai, UAE. The aggregate short-term and long-term bank loans increased by 28.6% due to the utilization of existing lines of credit. We believe our current debt level is manageable. We define the manageable debt level as the sum of aggregate short-term and long-term loans, and notes payable over total assets.  As of June 30, 2016, notes payable within one-year was US$146.2 million under the 11.75% guaranteed senior notes due in 2019, net of discount.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production lines. We have financed these requirements primarily from cash generated from operations, bank borrowings and the issuance of our convertible preferred stocks and debt financings. As of June 30, 2016 and December 31, 2015, we had US$58.0 million and US$119.9 million, respectively, in cash and cash equivalents, which were primarily deposited with banks in China (including Hong Kong and Macau SAR). As of June 30, 2016, we had US$422.2 million outstanding short-term bank loans (including the current portion of long-term bank loans), including US$220.9 million unsecured loan and US$57.4 million loans secured by accounts receivable, US$32.1 million loans secured by restricted cash, and US$111.8 long-term bank loans that due in one year. We also had US$81.7 million long-term bank loans (excluding the current portion), including US$30.4 million loans secured by long-term deposits and US$51.3 million unsecured loan. Short-term and long-term bank loans in total bear a weighted average interest rate of 5.16% per annum and do not contain any renewal terms. We have historically been able to make repayments when due.  In addition, the Company has US$146.2 million of 11.75% guaranteed senior notes, all of which the Company announced to redeem on August 29, 2016 at a redemption amount of approximately US$ 165,285,000.

A summary of lines of credit for the six-month period ended June 30 2016 and the remaining line of credit as of June 30, 2016 is as below:

(in millions)	June 30, 2016
	Lines of Credit, Obtained			Remaining Available
Name of Financial Institution	Date of Approval	RMB	USD	USD
Bank of Communications	December 09, 2014	200.0	30.2	0.5
Bank of Longjiang, Heilongjiang	March 16, 2016	400.0	60.3	-
Bank of China	April 28, 2015	1,118.4	168.7	73.9
HSBC	August 16, 2015	630.0	95.0	54.8
Agriculture Bank of China	November 25, 2015	400.0	60.3	-
China Construction Bank	January 8, 2016	540.0	81.4	58.8
ICBC	October 28, 2015	500.0	75.4	-
Societe Generale (China) Limited	October 15, 2015	80.0	12.1	-
Export-Import Bank of China	March 30, 2016	300.0	45.2	-
Subtotal (credit term<=1 year)		4168.4	628.6	206.5
Bank of China	April 28, 2015	977.6	147.4	96.1
China Construction Bank	May 12, 2016	210.0	31.7	1.3
Subtotal (credit term>1 year)		1,187.6	179.1	97.4
Total		5,356.0	807.7	303.9

We have historically been able to make repayments when due. As of June 30, 2016, we have contractual obligations to pay (i) lease commitments in the amount of US$4.0 million, including US$1.1 million due in one year; (ii) equipment acquisition and facility construction in the amount of US$35.4 million; (iii) long-term bank loan in the amount of US$208.7 million (including principals and interests); and (iv) notes payable in the amount of US$175.3 million (including redemption amount and accrued interests).

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

The following table sets forth a summary of our cash flows for the periods indicated.

	Six-Month Period Ended June 30,
(in millions US$)	2016	2015
Net cash provided by (used in) operating activities	(93.9)	71.7
Net cash used in investing activities	(81.3)	(120.1)
Net cash provided by financing activities	114.4	55.5
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.1)	0.1
Net increase (decrease) in cash and cash equivalents	(61.9)	7.2
Cash and cash equivalents at the beginning of period	119.9	45.5
Cash and cash equivalents at the end of period	58.0	42.7

 Operating Activities

Net cash used in operating activities decreased to US$93.9 million cash outflow for the six-month period ended June 30, 2016 from net cash provided by operating activities of US$71.7 million for the six-month period ended June 30, 2015, primarily due to (i) the increase of approximately US$193.0 million in cash operating payments, including raw material purchases, rental and personnel costs, (ii) the increase of US$6.9 million in income tax payments, and, (iii) the decrease of approximately US$3.2 million released from restricted cash, (iv) the decrease of US$1.5 million in interest income received, (v) the increase of US$0.6 million interest payments and, (vi) the decrease of approximately US$0.7 million cash inflow due to the forward contract settlement, partially offset by (vii) the increase of approximately US$38.1 million in cash collected from our customers for the six-month period ended June 30, 2016, and (viii) the increase of US$2.2 million received from government grant  for the six-month period ended June 30, 2016.

Investing Activities

Net cash used in the investing activities was US$81.3 million for the six-month period ended June 30, 2016 as compared to US$120.1 million for the same period of last year, mainly due to (i) the decrease of US$79.5 million purchase of property, plant and equipment, (ii) the decrease of US$6.9 million acquisition of land use right and, (iii) the increase of US$8.8 million government grant related to the construction of Sichuan plant, partially offset by (iv) the increase of US$55.8 million purchase of time deposits, and (v) the decrease of US$0.7 million proceeds from maturity of time deposits.

Financing Activities

Net cash provided by the financing activities was US$114.4 million for the six-month period ended June 30, 2016, as compared to US$55.5 million for the same period of last year, primarily as a result of (i) the increase of US$75.9 million borrowings of bank loans, and (ii) the increase of US$28.4 million release from restricted cash as collateral for bank borrowings for the six-month period ended June 30, 2016, partially offset by (iii) the increase of US$42.7 million repayments of bank borrowings and (iv) the increase of US$2.8 million of placement of restricted cash as collateral for bank borrowings.

As of June 30, 2016, our cash and cash equivalents balance was US$58.0 million, compared to US$119.9 million at December 31, 2015.

Days Sales Outstanding ("DSO") has increased from 78 days for the year ended December 31, 2015 to 79 days for the six-month ended June 30, 2016.

We believe that our DSO is still well below industry average Industry Standard Customer and Supplier Payment Terms (days) as below:

	Six-month period ended June 30, 2016	Year ended December 31, 2015
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Supplier Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days

Inventory turnover days has increased from 120 days for the year ended December 31, 2015 to 162 days for the six-month ended June 30, 2016. The Company has the credit terms with major suppliers for 90 days in 2016, in order to better manage its operating cash flows.  Turnover days of payables have increased from 90 days for the year ended December 31, 2015 to 103 days for the six-month ended June 30, 2016.

Based on past performance and current expectations, we believe our cash and cash equivalents provided by operating activities and financing activities will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations for at least the next 12 months. It is anticipated that the redemption will be funded by the Company’s cash and bank deposits, existing credit facilities and other funding sources.

The majority of the Company's revenues and expenses were denominated primarily in Renminbi ("RMB"), the currency of the People's Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable.  Inflation has not had a material impact on the Company's business.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of June 30, 2016 are as follows:

Contractual obligations	Total	Payment due less than 1 year	1 – 3 years	3-5 years	More than 5 years
Lease commitments	4,025,486	1,131,535	1,677,960	227,998	987,993
Purchase of land use rights, plant equipment, and construction in progress (3)(4)(5)	35,436,535	35,436,535	-	-	-
Long-term bank loans (1)	208,675,384	118,257,107	35,846,996	54,571,281	-
Notes payable (2)	175,321,458	175,321,458	-	-	-
Total	423,458,863	330,146,635	37,524,956	54,799,279	987,993

(1)  Includes interest of US$15.2 million accrued at the interest rate under the loan agreements. For borrowings with a floating rate, the most recent rate as of June 30, 2016 was applied.

(2)  On February 4, 2014, Favor Sea (BVI), a wholly owned subsidiary of the Company, issued US$150,000,000 aggregate principal amount of 11.75% Guaranteed Senior Notes due 2019 with issuance price of 99.080% (the "Notes"). The Notes bear interest at a rate of 11.75% per annum, payable on February 4 and August 4 of each year, commencing August 4, 2014. The Notes will be redeemed on August 29, 2016 in advance at a redemption amount of approximately US$165,285,000.

(3)  Sichuan plant construction and equipment

On March 8, 2013, Xinda Holding (HK) Company Limited ("Xinda Holding (HK)") entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion in property, plant and equipment and approximately RMB0.6 billion in working capital, for the construction of Sichuan plant.  As of June 30, 2016, the Company has a remaining commitment of RMB88.9 million (equivalent to US$13.4 million) mainly for facility construction, and RMB17.9 million (equivalent to US$2.7 million) for the acquisition of equipment.

(4)  Dubai plant construction and equipment
On January 5, 2015, AL Composites entered into an equipment purchase contract with Peaceful for a total consideration of US$271.2 million to purchase certain production and testing equipment.  As of June 30, 2016, the Company has a remaining commitment of US$5.9 million for the remaining equipment acquisition. On April 28, 2015, AL Composites entered into a warehouse construction contract with Falcon Red Eye Contracting Co. L.L.C. for a total consideration of AED6.7 million (equivalent to US$1.8 million). As of June 30, 2016, the Company has a remaining commitment of US$0.9 million. On June 28, 2016, AL Composites entered into a plant purchasing contract with Bagader Trading Est for a total consideration of ADE45.0 million (equivalent to US$12.3 million). As of June 20, 2016, the Company has a remaining commitment of US$11.0 million.

(5)  Xinda Group equipment

As of June 30, 2016, Xinda Group has a remaining commitment of RMB9.7 million (equivalent to US$1.5 million) for the acquisition of equipment.

Legal Proceedings
The Company and certain of its officers and directors have been named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Southern District of New York.  These actions, which allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, were filed on July 15, 2014 and July 16, 2014 and are captioned Yang v. Han, et al., No. 14-cv-5308 (GBD) and Tompkins v. China XD Plastics Company Ltd., et al., No. 14-cv-5359 (GBD), respectively.  On November 21, 2014, the Court consolidated the actions and appointed lead plaintiffs.  On February 17, 2015, the lead plaintiffs filed a Consolidated Class Action Complaint on behalf of a class of all persons other than the defendants who purchased the common stock of China XD Plastics Company Limited between March 25, 2014 and July 10, 2014, both dates inclusive.  Specifically, the lead plaintiffs allege that the Company and two of its officers made false or misleading statements and/or omitted material facts in the Company's Form 10-K for the year ended December 31, 2013 and the Company's Form 10-Q for the first quarter ended March 31, 2014. They also assert that the individual defendants are liable because they allegedly controlled the Company during the time the allegedly false and misleading statements and omissions were made.  The lead plaintiffs seek damages in unspecified amounts. On April 3, 2015, the Company moved to dismiss the Consolidated Class Action Complaint. On March 23, 2016, the Court entered an Opinion and Order dismissing the Consolidated Class Action Complaint without prejudice.  On May 6, 2016, plaintiffs moved the Court for leave to amend the Complaint. On June 24, 2016, the Company filed its opposition to the plaintiffs' motion. The plaintiffs' reply to the Company's opposition is due August 8, 2016. Management believes the proposed amendment is without merit and intends to vigorously defend against it.

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

A hypothetical 1.0% increase in the annual interest rate for all of our credit facilities under which we had outstanding borrowings as of June 30, 2016 would decrease income before income taxes by approximately US$3.3 million for the six-month ended June 30, 2016. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

The majority of our revenues are collected in and our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the US$1.00 until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the People's Bank of China allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. The People's Bank of China allowed the RMB and U.S. dollar exchange rate to fluctuate within 1% on April 16, 2012 and 2% on March 17, 2014, respectively. On June 30, 2016, the RMB traded at 6.6312 RMB to 1.00 U.S. dollar.

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

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2015 due to one material weakness as identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we believe that our unaudited condensed consolidated financial statements included in this Quarterly Report present fairly our financial position, results of operations and cash flows for the quarter ended June 30, 2016 in all material respects.

(b) Changes in internal controls.

During the six-month ended June 30, 2016, our efforts to improve our internal controls over financial reporting include (1) recruiting qualified accounting staff in Xinda Beijing Investment with requisite expertise and knowledge to help improve our internal control procedures, (2) adopting procedures to evaluate and assess performance of directors, officers and employees of the Company, (3) internal meetings, discussions, trainings and seminars periodically to review and improve our internal control procedures. We plan to improve on the above-referenced weakness by the end of the fiscal year ending December 31, 2016.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and certain of its officers and directors have been named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Southern District of New York.  These actions, which allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, were filed on July 15, 2014 and July 16, 2014 and are captioned Yang v. Han, et al., No. 14-cv-5308 (GBD) and Tompkins v. China XD Plastics Company Ltd., et al., No. 14-cv-5359 (GBD), respectively.  On November 21, 2014, the Court consolidated the actions and appointed lead plaintiffs.  On February 17, 2015, the lead plaintiffs filed a Consolidated Class Action Complaint on behalf of a class of all persons other than the defendants who purchased the common stock of China XD Plastics Company Limited between March 25, 2014 and July 10, 2014, both dates inclusive.  Specifically, the lead plaintiffs allege that the Company and two of its officers made false or misleading statements and/or omitted material facts in the Company's Form 10-K for the year ended December 31, 2013 and the Company's Form 10-Q for the first quarter ended March 31, 2014. They also assert that the individual defendants are liable because they allegedly controlled the Company during the time the allegedly false and misleading statements and omissions were made.  The lead plaintiffs seek damages in unspecified amounts. On April 3, 2015, the Company moved to dismiss the Consolidated Class Action Complaint. On March 23, 2016, the Court entered an Opinion and Order dismissing the Consolidated Class Action Complaint without prejudice.  On May 6, 2016, plaintiffs moved for leave to amend the Complaint.  On June 24, 2016, the Company filed its opposition to the plaintiffs' motion. The plaintiffs' reply to the Company's opposition is due August 8, 2016.  Management believes the proposed amendment is without merit and will continue to vigorously defend against it.

Item 1A. Risk Factors

Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 includes a detailed discussion of risks and uncertainties which could adversely affect our future results. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected. Except as set forth below, during the six months ended June 30, 2016, there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The redemption of our senior notes may have adverse effects on our results of operations, financial condition and/or liquidity.

On February 5, 2014, the Company's wholly owned subsidiary, Favor Sea Limited (the "Note Issuer"), completed the sale of US$150 million in aggregate principal amount of 11.75% guaranteed senior notes due on February 4, 2019 (the "Notes"). The Notes are guaranteed on a senior basis by the Company (the "Parent Guarantor") and Xinda Holding (HK) Company Limited, a subsidiary wholly owned by the Note Issuer (the "Subsidiary Guarantor") and secured by a pledge of the shares of the Note Issuer and the Subsidiary Guarantor. On June 30, 2016, the Company announced to redeem all of the 11.75% guaranteed senior notes due on February 4, 2019 (the "Notes") outstanding on August 29, 2016 (the “Redemption Date”) at redemption price equal to 100% of the principal amount of the Notes plus the Applicable Premium (as defined in the Indenture) as of the Redemption Date (the “Redemption Price”) plus accrued and unpaid interest up to (but not including) the Redemption Date. The redemption may result in our incurring substantial costs and the diversion of our resources, which may have a material adverse effect on our results of operations, financial condition and/or liquidity.

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

China XD Plastics Company Limited

Date: August 5, 2016	By:	/s/ Jie Han
Name: Jie Han
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2016	By:	/s/ Taylor Zhang
Name: Taylor Zhang
Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Document Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.