Form 10-Q
period 2016-09-30
China XD Plastics Co Ltd
filed 2016-11-09
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 4, 2016, the registrant had 49,556,541 shares of common stock, par value US$0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	100,144,999	119,928,485
Restricted cash	70,490,099	50,852,327
Time deposits	130,432,178	237,626,806
Accounts receivable, net	272,762,337	234,542,739
Amounts due from a related party	-	244,836
Inventories	415,254,822	294,665,195
Prepaid expenses and other current assets	38,697,013	15,675,848
Total current assets	1,027,781,448	953,536,236
Property, plant and equipment, net	819,285,111	571,746,507
Land use rights, net	23,527,451	24,506,837
Prepayments to equipment and construction suppliers	85,252,121	183,226,006
Other non-current assets	12,509,168	18,966,622
Total assets	1,968,355,299	1,751,982,208

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank loans, including current portion of long-term bank loans	466,402,042	284,339,089
Bills payable	61,916,200	33,522,287
Accounts payable	181,189,344	257,417,000
Amounts due to related parties	310,167	8,439
Income taxes payable	3,315,801	6,881,946
Accrued expenses and other current liabilities	163,318,425	140,988,712
Total current liabilities	876,451,979	723,157,473
Long-term bank loans, excluding current portion	254,901,192	107,481,709
Notes payable	-	145,634,996
Deferred income	71,171,033	62,039,050
Other non-current liabilities	43,120,367	38,046,917
Total liabilities	1,245,644,571	1,076,360,145

Redeemable Series D convertible preferred stock (redemption amount of US$197,775,400 and US$184,461,800 as of September 30, 2016 and December 31, 2015)	97,576,465	97,576,465
Stockholders' equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 49,577,541 shares and 49,344,284 shares issued, 49,556,541 shares and 49,323,284 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	4,956	4,933
Treasury stock, 21,000 shares at cost	(92,694)	(92,694)
Additional paid-in capital	82,585,871	81,919,932
Retained earnings	580,445,916	515,555,985
Accumulated other comprehensive loss	(37,809,886)	(19,342,658)
Total stockholders' equity	625,134,263	578,045,598
Commitments and contingencies	-	-
Total liabilities, redeemable convertible preferred stock and stockholders' equity	1,968,355,299	1,751,982,208

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015
	US$	US$	US$	US$

Revenues	331,847,567	239,101,063	824,017,387	726,440,200
Cost of revenues	(262,206,936)	(209,776,434)	(659,218,624)	(596,980,399)
Gross profit	69,640,631	29,324,629	164,798,763	129,459,801

Selling expenses	(338,466)	(356,417)	(1,005,640)	(1,091,278)
General and administrative expenses	(8,369,224)	(5,763,886)	(20,034,920)	(17,320,676)
Research and development expenses	(7,864,732)	(5,831,192)	(18,681,018)	(18,304,365)
Total operating expenses	(16,572,422)	(11,951,495)	(39,721,578)	(36,716,319)

Operating income	53,068,209	17,373,134	125,077,185	92,743,482

Interest income	1,242,484	1,956,630	4,472,475	6,850,992
Interest expense	(10,870,903)	(10,323,671)	(32,403,784)	(31,991,319)
Foreign currency exchange gains (losses)	(14,902)	(1,261,404)	356,672	(1,026,809)
Loss on debt extinguishment	(18,963,834)	-	(18,963,834)	-
Gains on foreign currency forward contracts	-	-	-	657,390
Government grant	1,011,870	1,547,381	1,438,589	1,552,195
Total non-operating expense, net	(27,595,285)	(8,081,064)	(45,099,882)	(23,957,551)

Income before income taxes	25,472,924	9,292,070	79,977,303	68,785,931

Income tax expense	(5,296,118)	(3,257,572)	(15,087,372)	(11,868,804)

Net income	20,176,806	6,034,498	64,889,931	56,917,127

Earnings per common share:
Basic and diluted	0.31	0.09	0.98	0.87

Net Income	20,176,806	6,034,498	64,889,931	56,917,127

Other comprehensive loss
Foreign currency translation adjustment, net of nil income taxes	(4,953,926)	(15,730,269)	(18,467,228)	(16,511,990)

Comprehensive income	15,222,880	(9,695,771)	46,422,703	40,405,137

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Period Ended September 30,
	2016	2015
	US$	US$
Cash flows from operating activities:
Net cash provided by (used in) operating activities	(145,259,464)	1,388,960

Cash flows from investing activities:
Proceeds from maturity of time deposits	389,418,762	346,827,273
Purchase of time deposits	(286,739,987)	(306,089,846)
Purchase of land use rights	-	(13,888,542)
Purchase of and deposits for property, plant and equipment	(140,826,457)	(130,141,806)
Government grant related to the construction of Sichuan plant (note 13)	10,117,282	1,632,986
Net cash used in investing activities	(28,030,400)	(101,659,935)

Cash flows from financing activities:
Proceeds from bank borrowings	762,880,805	422,179,682
Repayments of bank borrowings	(424,933,705)	(280,822,310)
Redemption of notes payable	(165,366,000)	-
Release of restricted cash as collateral for bank borrowings	46,891,495	-
Placement of restricted cash as collateral for bank borrowings	(64,058,775)	(33,270,497)
Net cash provided by financing activities	155,413,820	108,086,875

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,907,442)	(2,176,382)
Net increase (decrease) in cash and cash equivalents	(19,783,486)	5,639,518

Cash and cash equivalents at beginning of period	119,928,485	45,456,612
Cash and cash equivalents at end of period	100,144,999	51,096,130

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	37,645,235	35,698,872
Income taxes paid	14,880,461	7,378,544
Non-cash investing and financing activities:
Government grant related to construction in the form of repayment of bank loan on behalf of the Company by the government	-	31,421,155
Government grant related to the construction of Sichuan plant in the form of restricted cash (note 13)	-	7,879,497
Accrual for purchase of equipment and construction included in accrued expenses and other current liabilities	97,201,202	4,020,089

See accompanying notes to unaudited condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation, significant concentrations and risks

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the United States Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated financial statements of China XD Plastics Company Limited ("China XD") and subsidiaries (collectively, the "Company"). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2015, and the related consolidated statements of comprehensive income, changes in equity and cash flows and related notes to the condensed consolidated financial statements for the year then ended, included in the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2016.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2016, the results of operations for the three-month and nine-month periods ended September 30, 2016 and 2015, and the cash flows for the nine-month periods ended September 30, 2016 and 2015, have been made.

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

(b) Significant concentrations and risks

Sales concentration

The Company sells its products primarily through approved distributors in the People's Republic of China (the "PRC"). To a lesser extent, the Company also sells its products to an overseas customer in the Republic of Korea (the "ROK"). The Company's sales are highly concentrated.  Sales to distributors and end customer, which individually exceeded 10% of the Company's revenues for the three-month and nine-month periods ended September 30, 2016 and 2015, are as follows:
	Three-Month Period Ended September 30,
	2016		2015
	US$	%	US$	%
Distributor A, located in PRC	47,992,568	14%	47,064,784	20%
Distributor B, located in PRC	39,173,767	12%	35,836,733	15%
Distributor C, located in PRC	34,149,286	10%	32,860,363	14%
Distributor D, located in PRC	29,786,064	9%	26,810,505	11%
Distributor E, located in PRC	9,629,789	3%	30,305,169	13%
Direct Customer F, located in ROK	37,008,440	11%	7,294,500	3%
Total	197,739,914	59%	180,172,054	76%

	Nine-Month Period Ended September 30,
	2016		2015
	US$	%	US$	%
Distributor A, located in PRC	122,731,035	15%	129,198,965	18%
Distributor B, located in PRC	106,653,182	13%	107,415,390	15%
Distributor C, located in PRC	91,437,791	11%	91,297,886	13%
Distributor D, located in PRC	85,542,045	10%	76,475,405	11%
Distributor E, located in PRC	48,036,288	6%	81,685,215	11%
Direct Customer F, located in ROK	72,531,200	9%	71,380,400	10%
Total	526,931,541	64%	557,453,261	78%

	September 30,		December 31,
	2016		2015
	US$	%	US$	%
Accounts Receivable Balance:
Distributor A, located in PRC	37,400,617	14%	54,359,831	23%
Distributor B, located in PRC	27,754,030	10%	40,862,920	17%
Distributor C, located in PRC	22,011,670	8%	32,231,011	14%
Distributor D, located in PRC	17,529,314	6%	26,129,037	11%
Distributor E, located in PRC	5,339,851	2%	23,729,706	10%
Direct Customer F, located in ROK	58,331,200	21%	-	0%
Total	168,366,682	61%	177,312,505	75%

The Company expects revenues from these distributors and an end customer to continue to represent a substantial portion of its revenue in the future. Any factor adversely affecting the automobile industry in the PRC, electronic application industry in the ROK or the business operations of these customers will have a material effect on the Company's business, financial position and results of operations.

Purchase concentration of raw materials and equipment

The principal raw materials used for the Company's production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon. The Company purchased its raw materials through a limited number of distributors, which individually exceeded 10% of the Company's total raw material purchases, accounted for approximately 62.5% (five distributors)  and 88.3% (seven distributors) of the Company's total raw materials purchases for the three-month periods ended September 30, 2016 and 2015, respectively, and 68.1% (five distributors) and 86.7% (seven distributors) of the Company's total raw materials purchases for the nine-month periods ended September 30, 2016 and 2015, respectively.  Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company's business, financial position and results of operations.

The Company purchased equipment from two major equipment distributors, which accounted for 0% and 96.0% of the Company's total equipment purchases for the three-month periods ended September 30, 2016 and 2015, respectively, and accounted for 96.0% and 97.2% of the Company's total equipment purchases for the nine-month periods ended September 30, 2016 and 2015.  Management believes that other suppliers could provide similar equipment on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company's business, financial position and results of operations.  The majority owner of one of the major equipment distributors, is also the majority owner of Distributor E presented above.

Cash concentration

Cash and cash equivalents, short-term restricted cash, time deposits and long-term restricted cash included in other non-current assets mentioned below maintained at banks consist of the following:

	September 30, 2016,	December 31, 2015
	US$	US$
RMB denominated bank deposits with:
Financial Institutions in the PRC	309,046,103	417,430,412
Financial Institutions in Hong Kong Special Administrative Region ("Hong Kong SAR")	8,249	13,778
Financial Institution in Dubai, United Arab Emirates ("UAE")	-	3,023
U.S. dollar denominated bank deposits with:
Financial Institution in the U.S.	204,988	226,010
Financial Institutions in the PRC	1,618,365	17,109
Financial Institution in Hong Kong SAR	383,670	63,854
Financial Institution in Macau Special Administrative Region ("Macau SAR")	1,718	37,120
Financial Institution in Dubai, UAE	102,278	7,474,960
Euro denominated bank deposits with:
Financial institution in Dubai, UAE	3,094	3,011
HK dollar denominated bank deposits with:
Financial institution in Hong Kong SAR	177	336
Dirham denominated bank deposits with:
Financial institution in Dubai, UAE	1,381	37,278

The bank deposits with financial institutions in the PRC are insured by the government authority for up to RMB500,000. The bank deposits with financial institutions in the Hong Kong SAR are insured by the government authority for up to HK$500,000. The bank deposits with financial institutions in the Macau SAR are insured by the government authority for up to MOP$500,000. Total bank deposits amounted to $1,304,632 and $1,690,764 are insured as of September 30, 2016 and December 31, 2015, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts. To limit exposure to credit risk, the Company primarily places bank deposits with large financial institutions in the PRC, Hong Kong SAR, Macau SAR and Dubai, UAE with acceptable credit rating.

Cash deposits in bank that are restricted as to withdrawal or usage for up to 12 months are reported as restricted cash in the condensed consolidated balance sheets and excluded from cash in the condensed consolidated statements of cash flows. Cash deposits of US$10,302,794 and US$16,907,470 as of September 30, 2016 and December 31, 2015 that are restricted for period beyond 12 months from the balance sheet date are included in other non-current assets in the condensed consolidated balance sheets.

Short-term bank deposits that are pledged as collateral for bills payable relating to purchases of raw materials are reported as restricted cash and amounted to US$16,233,310 and US$8,069,475 as of September 30, 2016 and December 31, 2015, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company. The cash will be available for use by the Company 90 days from the issuance of the letter of credit. The cash flows from the pledged bank deposits, which relate to purchases of raw materials, are reported within cash flows from operating activities in the condensed consolidated statements of cash flows.

Short-term bank deposits that are pledged as collateral for short-term and long-term bank borrowings are reported as restricted cash and amounted to US$54,256,789 and US$32,010,452 as of September 30, 2016 and December 31, 2015, respectively.  Long-term bank deposits that are pledged as collateral for issuance of letter of guarantee are reported as other non-current assets and amounted to US$10,302,794 and US$16,907,470 as of September 30, 2016 and December 31, 2015, respectively. The cash flows from such bank deposits are reported within cash flows from financing activities in the condensed consolidated statements of cash flows.

Note 2 - Accounts receivable

Accounts receivable consists of the following:

	September 30, 2016	December 31, 2015
	US$	US$

Accounts receivable	272,801,923	234,583,370
Allowance for doubtful accounts	(39,586)	(40,631)
Accounts receivable, net	272,762,337	234,542,739

As of September 30, 2016 and December 31, 2015, the accounts receivable balances also include notes receivable in the amount of US$608,449 and US$2,048,186, respectively. As of September 30, 2016 and December 31, 2015, US$65,773,611and US$54,664,219 of accounts receivable are pledged for the short-term bank loans, respectively.

There was no accrual of additional provision or write-off of accounts receivable for the three-month and nine-month periods ended September 30, 2016 and 2015.

The following table provides an analysis of the aging of accounts receivable as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	US$	US$
Aging:
– current	237,808,177	234,396,244
– 1-3 months past due	34,954,160	146,495
– 4-6 months past due	-	-
– 7-12 months past due	-	-
– greater than one year past due	39,586	40,631
Total accounts receivable	272,801,923	234,583,370

Note 3 - Inventories

Inventories consist of the following:

	September 30, 2016	December 31, 2015
	US$	US$

Raw materials	392,349,862	287,995,933
Work in progress	169,835	164,034
Finished goods	22,735,125	6,505,228
Total inventories	415,254,822	294,665,195

There were no write down of inventories for the three-month and nine-month periods ended September 30, 2016 and 2015.

Note 4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2016	December 31, 2015
	US$	US$

Receivables due from a customer in the ROK	-	9,471,222
Interest receivable	3,198,532	3,306,974
Value added taxes receivables	28,211,604	698,286
Advances to suppliers	3,173,219	68,354
Others (i)	4,113,658	2,131,012
Total prepaid expenses and other current assets	38,697,013	15,675,848

(i) Others mainly include prepaid miscellaneous service fees, staff advances and prepaid rental fee.

Note 5 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	September 30, 2016	December 31, 2015
	US$	US$

Machinery, equipment and furniture	404,758,351	258,173,175
Motor vehicles	2,780,137	2,009,440
Workshops and buildings	105,923,522	76,924,199
Construction in progress	416,027,493	323,955,531
Total property, plant and equipment	929,489,503	661,062,345
Less accumulated depreciation	(110,204,392)	(89,315,838)
Property, plant and equipment, net	819,285,111	571,746,507

All of the property, plant and equipment, net as of September 30, 2016 and December 31, 2015 were located in the PRC, except for US$357.6 million and US$83.8 million of property, plant and equipment, net were located in Dubai, UAE.

For the three-month and nine-month periods ended September 30, 2016 and 2015, the Company capitalized US$627,819 and US$168,306, and US$1,854,251 and US$168,306 of interest costs as a component of the cost of construction in progress, respectively. Depreciation expense on property, plant and equipment was allocated to the following expense items:

		Three-Month Period Ended September 30,
	2016	2015
	US$	US$

Cost of revenues	8,181,737	5,878,813
General and administrative expenses	487,639	385,263
Research and development expenses	923,963	951,540
Selling expense	815	389
Total depreciation expense	9,594,154	7,216,005

	Nine-Month Period Ended September 30,
	2016	2015
	US$	US$

Cost of revenues	19,543,468	16,184,391
General and administrative expenses	1,325,965	1,163,526
Research and development expenses	2,812,167	2,648,341
Selling expense	1,705	612
Total depreciation expense	23,683,305	19,996,870

Note 6 - Prepayments to equipment suppliers

	September 30, 2016	December 31, 2015
	US$	US$

Hailezi (i)	79,434,020	-
Xiaoyun Huayuan (ii)	2,561,263	-
Peaceful (iii)	-	170,009,200
Jiamu (iv)	-	11,712,843
Others	3,256,838	1,503,963
Total Prepayments to equipment and construction suppliers	85,252,121	183,226,006

(i)
In September 2016, the Company's two subsidiaries, Heilongjiang Xinda Enterprise Group Company Limited ("HLJ Xinda Group") and Sichuan Xinda Enterprise Group Co., Ltd ("Sichuan Xinda") each entered into equipment purchase contracts with Harbin Hailezi Science and Technology Co., Ltd. ("Hailezi") to purchase production equipment, testing equipment and storage facility. Pursuant to the contracts with Hailezi, HLJ Xinda Group and Sichuan Xinda have prepaid RMB211.5 million (equivalent to US$31.7 million) and RMB319.0 million (equivalent to US$47.7 million) as of September 30, 2016, respectively.

(ii)
On July 15, 2016, Xinda CI (Beijing) Investment Holding Co., Ltd. ("Beijing Investment") purchased an apartment to be used as the employee canteen from Beijing Xiaoyun Huayuan Property Co., Ltd. ("Xiaoyun Huayuan") for a consideration of RMB17.1 million (equivalent to US$2.6 million). As of September 30, 2016, the total consideration has been fully paid.  The Company obtained the apartment in October 2016.

(iii)
On January 5, 2015, AL Composites Materials FZE ("AL Composites") entered into an equipment purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of US$271.2 million to purchase certain production and testing equipment. Pursuant to the contract with Peaceful, on November 30, 2015, the Company made prepayment of US$271.2 million.  As of September 30, 2016, all production equipment were delivered to the Company.

(iv)
In December 2013, the Company entered into an equipment purchase contract with Harbin Jiamu Import & Export Trading Co., Ltd ("Jiamu Trading") for a consideration of RMB89.7 million (equivalent to US$13.4 million) to purchase testing equipment. In August 2015, the Company signed a supplemental contract with Harbin Jiamu Science and Technology Co., Ltd. (together with Jiamu Trading as "Jiamu") to purchase testing equipment for a consideration of RMB16.3 million (equivalent to US$2.4 million). Pursuant to the contract with Jiamu, on August 31, 2014, the Company made prepayment of RMB76.2 million (equivalent to US$11.7 million).  Due to the delayed completion of the construction of the R&D building of Sichuan facility, Jiamu terminated the contract in September 2016 and subsequently returned the full advance payment to the Company in October 2016.

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

Note 8 – Borrowings

(a)  Current

	September 30, 2016	December 31, 2015
	US$	US$
Unsecured loans	260,043,848	64,555,795
Loans secured by accounts receivable	52,412,472	43,037,196
Loans secured by restricted cash	42,480,000	27,100,000
Current portion of long-term bank loans (note (b))	111,465,722	149,646,098

Total short-term loans, including current portion of long-term bank loans	466,402,042	284,339,089

As of September 30, 2016 and December 31, 2015, the Company's short-term bank loans (including the current portion of long-term bank loans) bear a weighted average interest rate of 4.1% and 4.2% per annum, respectively. All short-term bank loans mature at various times within one year and contain no renewal terms.

In January 2016, the Company obtained a one-year secured loan of US$12 million from HSBC Middle East at an annual interest rate of one-month LIBOR (0.5244% as of September 30, 2016) plus 1.8%. This loan was secured by restricted cash of RMB17.8 million (equivalent to US$2.7 million) in the HSBC Bank in Harbin, China.

In January 2016, the Company obtained a one-year secured loan of US$16.6 million from HSBC Middle East at an annual interest rate of one-month LIBOR (0.5244% as of September 30, 2016) plus 1.8%. This loan was secured by restricted cash of RMB25.5 million (equivalent to US$3.8 million) in the HSBC Bank in Harbin, China.

In April 2016, the Company obtained nine six-month secured loans in a total amount of RMB350 million (equivalent to US$52.4 million) by accounts receivables of RMB439.2 million (equivalent to US$65.8 million) at an annual interest rate of 4.350% from Harbin Longjiang Bank.

In August 2016, the Company obtained a one-year secured loan of US$13.9 million from Industrial and Commercial Bank of China (Abu Dhabi Branch) at an interest of three-month LIBOR (0.8377% as of September 30, 2016) plus 2.0%. This loan was secured by restricted cash of RMB100.0 million (equivalent to US$15.0 million) in the Industrial and Commercial Bank of China in Harbin, China. The interest rate is reset every three months.

(b) Non-current

	September 30, 2016	December 31, 2015
	US$	US$
Secured loans	91,400,000	81,164,800
Unsecured loans	101,380,694	175,963,007
Syndicate loan facility	173,586,220	-
Less: current portion	111,465,722	149,646,098
Total long-term bank loans, excluding current portion	254,901,192	107,481,709

On June 12, 2014, the Company obtained a three-year secured loan of US$70 million from Bank of China Paris Branch at interest rate of three-month LIBOR (0.8377% as of September 30, 2016). The loan is secured by restricted cash of RMB110 million (equivalent to US$16.5 million). The Company repaid US$4 million in 2015, and repaid US$5 million on June 9, 2016. The loan in the amount of US$15 million is due on December 9, 2016, and the remaining of the loan amounting to US$46 million is due on June 9, 2017. In accordance with the requirements of the bank, additional RMB109 million (equivalent to US$16.3 million) is pledged as restricted cash for this long-term bank loan on July 22, 2016.

On December 11, 2014, the Company obtained a two-year unsecured loan of RMB197 million (equivalent to US$29.5 million) from Bank of Communication at an annual interest rate of 6.60%. The loan is due on December 10, 2016.

 On January 23, 2015, the Company obtained two two-year unsecured loans in the total amount of RMB100 million (equivalent to US$15.0 million) at an annual interest rate of 6.0% from Agriculture Bank of China. Both loans are due in January 2017.

On April 22, 2015, the Company obtained a two-year unsecured loan of RMB40 million (equivalent to US$6.0 million) at an annual interest rate of 5.75% from Agriculture Bank of China. The loan is due on April 20, 2017.

In October and November, 2015, the Company obtained three five-year unsecured loans of RMB260 million (equivalent to US$38.9 million) at an annual interest rate of 4.75% from Bank of China. In January 2016, the Company obtained one four-year unsecured loans of RMB80 million (equivalent to US$12.0 million) at an annual interest rate of 4.75% from Bank of China. All of these loans are due on October 28, 2020.

On May 13, 2016, the Company obtained two two-year secured loans of US$14.3 million from China Construction Bank (Dubai) at an interest of three-month LIBOR (0.8377% as of September 30, 2016) plus 1.6%.  On May 17, 2016, the Company obtained two two-year secured loans of US$12.3 million from China Construction Bank (Dubai) at an interest of three-month LIBOR (0.8377% as of September 30, 2016) plus 1.6%. On May 22, 2016, the Company obtained a two-year secured loan of US$3.8 million from China Construction Bank (Dubai) at an interest of three-month LIBOR (0.8377% as of September 30, 2016) plus 1.6%. The interest rate is reset every three months. These loans are secured by restricted cash of RMB68.8 million (equivalent to US$10.3 million). All of these loans are due on March 22, 2018.

On August 22, 2016, Xinda Holding (HK) Company Limited ("Xinda Holding (HK") a wholly owned subsidiary of the Company, entered into a facility agreement on August 22, 2016 for a loan facility in an aggregate amount of US$180 million with a consortium of banks and financial institutions led by Standard Chartered Bank (Hong Kong) Limited. The Company paid arrangement fees and legal fees in the amount of US$6.77 million for the related loan. The loan has a two-year maturity period with an interest rate of one-month LIBOR (0.5244% as of September 30, 2016) plus 2.6%. US$22.5 million, US$22.5 million, US$45.0 million and US$90.0 million of the principal amount will be repaid on November 22, 2017, February 22, 2018, May 22, 2018 and August 22, 2018, respectively.

As of September 30, 2016, the Company had total lines of credit of RMB7,547.4 million (US$1,130.2 million) including unused lines of credit of RMB3,538.5million (US$529.8 million) with remaining terms less than 12 months and RMB351.4million (US$52.6 million) with remaining terms beyond 12 months.

Certain lines of credit contain financial covenants such as total stockholders' equity, debt asset ratio, current ratio, contingent liability ratio and net profit. As of September 30, 2016, the Company has met these financial covenants.

Note 9 - Redemption of the senior notes

On June 30, 2016, the Company announced to redeem all of the 11.75% guaranteed senior notes due on February 4, 2019 (the "Notes") outstanding on August 29, 2016 (the "Redemption Date") at a redemption price equal to 100% of the principal amount of the Notes plus the applicable premium  as of the Redemption Date plus accrued and unpaid interest up to (but not including) the Redemption Date.

On the Redemption Date, the Company fully redeemed all of the Notes for the aggregate principal amount of the Notes in the amount of US$150,000,000, plus the applicable premium in the amount of US$15,382,395 and accrued and unpaid interest in the amount of US$1,223,958.  The total aggregate amount paid to redeem the Notes was US$166,606,353, which resulted in a US$18,963,834 loss on debt extinguishment in the third quarter of 2016.

Note 10 - Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2016	December 31, 2015
	US$	US$
Payables for purchase of property, plant and equipment	109,082,041	42,524,903
Accrued freight expenses	4,169,921	1,579,936
Accrued interest expenses	560,405	7,800,481
Advance from customers (i)	40,009,863	82,009,002
Non income tax payables	4,216,971	4,353,730
Others (ii)	5,279,224	2,720,660
Total accrued expenses and other current liabilities	163,318,425	140,988,712

(i) Advance from customers mainly represent the advance received during the fourth quarter of 2015 from two customers in the PRC for the raw material purchases. The Company delivered raw material in the amount of USD40,607,286 to these two customers during the nine-month period ended September 30, 2016.

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

Note 11 – Related party transactions

The Company entered into related party transactions with Harbin Xinda High-Tech Co., Ltd. ("Xinda High-Tech"), an entity controlled by the wife of Mr. Han, the chief executive officer and controlling stockholder of the Company and Mr. Han's son.  The significant related party transactions are summarized as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015
	US$	US$	US$	US$
Costs and expenses resulting from transactions with related parties:
Rental expenses for plant and office spaces	179,962	194,871	549,023	555,585

The related party balances are summarized as follows:

	September 30, 2016	December 31, 2015
	US$	US$
Amounts due from a related party:
Prepaid rent expenses to Xinda High-Tech	-	244,836
Total:	-	244,836

Amounts due to a related parties:	September 30, 2016	December 31, 2015
Rental payable to Xinda High-Tech	298,171	-
Rental payable to Mr Han's son	11,996	8,439
Total:	310,167	8,439

The Company rents the following plant and office buildings in Harbin, Heilongjiang province from Xinda High-Tech:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Office building	23,894	726,917	Between January 1, 2014 and December 31, 2018

The Company rents the following facility in Harbin, Heilongjiang province from Mr. Han's son:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Facility	200	6,085	Between August 17, 2014 and August 16, 2016

Note 12– Income tax

Pursuant to an approval from the local tax authority in July 2013, Sichuan Xinda, a subsidiary of China XD, became a qualified enterprise located in the western region of the PRC, which entitled it to a preferential income tax rate of 15% from January 1, 2013 to December 31, 2020. Under the current laws of Dubai, AL Composites Materials FZE ("AL Composites"), a subsidiary of China XD, is exempted from income taxes.

The effective income tax rates for the nine-month periods ended September 30, 2016 and 2015 were 18.9% and 17.3%, respectively.  The effective income tax rate increased from 17.3% for the nine-month period ended September 30, 2015 to 18.9% for the nine-month period ended September 30, 2016, primarily due to the mix of profits in different entities and the effect of loss on senior notes redemption. The effective income tax rate for the nine-month period ended September 30, 2016 differs from the PRC statutory income tax rate of 25% primarily due to the effect of the preferential tax rate of Sichuan Xinda, the tax rate differential on entities not subject to PRC income tax, super deduction of R&D expense and partially offset by the effect of non-deductible expenses.

As of September 30, 2016, the unrecognized tax benefits were US$26,167,182 and the interest relating to unrecognized tax benefits was US$5,110,115.  No penalties expense related to unrecognized tax benefits were recorded. The Company is currently unable to provide an estimate of a range of the total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.

Note 13 – Deferred Income

On January 26, 2015, the Company entered into a memorandum and a fund support agreement (the "Agreement") with the People's Government of Shunqing District, Nanchong City, Sichuan Province ("Shunqing Government") pursuant to which Shunqing Government, through its investment vehicle, will extend to the Company RMB350 million (equivalent to US$52.4 million) to support the construction of the Sichuan plant.  As of September 30, 2016, the Company has received RMB350 million (equivalent to US$52.4 million) in total from Shunqing Government in the form of government repayment of bank loans on behalf of the Company.

In addition, the Company has received RMB 98.9 million (equivalent to US$14.8 million) from Shunqing Government and RMB6.4million (equivalent to US$1.0 million) from Ministry of Finance of the People's Republic of China to support the construction as of September 30, 2016.

Upon Sichuan facility was ready for use in July 2016, RMB3.9 million (equivalent to US$0.6 million) government grants have been recognized as other income when related depreciation was recognized during the three-month period ended September 30, 2016

Since the funding is related to construction of long-term assets, the amounts were recognized as government grant, which is included in deferred income on the condensed consolidated balance sheets, and to be recognized as other income in the condensed consolidated statements of comprehensive income over the periods and in the proportions in which depreciation expense on the long-term assets is recognized.

In addition, the Company also received RMB36 million (equivalent to US$5.4 million) from Shunqing Government with respect to interest subsidy for future bank, among which RMB12.2 million (equivalent to US$1.8 million) have been recognized as other income when related interest expense was recognized during nine-month period ended September 30, 2016.

Note 14 – Other non-current liabilities

	September 30, 2016	December 31, 2015
	US$	US$

Income tax payable-noncurrent (i)	31,277,297	24,172,693
Deferred income tax liabilities	11,843,070	13,874,224
Total other non-current liabilities	43,120,367	38,046,917

(i) Income tax payable-noncurrent represents the accumulative balance of unrecognized tax benefits and related accrued interest.

Note 15 – Redeemable Series D convertible preferred stock

According to the securities purchase agreement of the Redeemable Series D Convertible Preferred Stock (the "Series D preferred stock"), the Company has the right to require each holder of the Series D preferred stock to convert Series D preferred stock into common stock from September 28, 2014, as the Company has met the performance target for each of the fiscal years ended December 31, 2011, 2012 and 2013, respectively. Since the Series D preferred stock is not redeemable currently and is not probable that the Series D preferred stock will become redeemable, an adjustment of the carrying value of the Series D preferred stock to the redemption amount is not necessary.

Note 16 – Stockholders' equity

The changes of each caption of stockholders' equity for the nine-month period ended September 30, 2016 are as follows:

	Series B Preferred Stock		Common Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings	Comprehensive Loss	Stockholders' Equity
		US$		US$
Balance as of January 1, 2016	1,000,000	100	49,323,284	4,933	(92,694)	81,919,932	515,555,985	(19,342,658)	578,045,598
Net income	-	-	-	-	-	-	64,889,931	-	64,889,931
Other comprehensive loss	-	-	-	-	-	-	-	(18,467,228)	(18,467,228)
Stock based compensation	-	-	-	-	-	665,962	-	-	665,962
Vesting of nonvested shares	-	-	233,257	23	-	(23)	-	-	-
Balance as of September 30, 2016	1,000,000	100	49,556,541	4,956	(92,694)	82,585,871	580,445,916	(37,809,886)	625,134,263

 Note 17 – Stock based compensation

Nonvested shares

A summary of the nonvested shares activity for the nine-month ended September 30, 2016 is as follows:

	Number of Nonvested Shares	Weighted Average Grant date Fair Value
		US$
Outstanding as of December 31, 2015	614,727	5.54
Vested	(161,257)	4.24
Forfeited	(45,460)	5.18
Outstanding as of September 30, 2016	408,010	6.09

The Company recognized US$195,536 and US$237,258 of share-based compensation expense in general and administration expenses relating to nonvested shares for the three-month periods ended September 30, 2016 and 2015, respectively, and US$665,962 and US$623,629 of share-based compensation expense in general and administration expenses relating to nonvested shares for the nine-month periods ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there was US$1,029,388 total unrecognized compensation cost relating to nonvested shares, which is to be recognized over a weighted average period of 0.94 years.

Note 18 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015
	US$	US$	US$	US$
Net income	20,176,806	6,034,498	64,889,931	56,917,127
Less:
Earnings allocated to participating Series D convertible preferred stock	(4,895,398)	(1,466,034)	(15,736,883)	(13,841,079)
Earnings allocated to participating nonvested shares	(137,471)	(55,083)	(539,108)	(521,103)
Net income for basic and diluted earnings per share	15,143,937	4,513,381	48,613,940	42,554,945

Denominator
Denominator for basic and diluted earnings per share	49,496,074	49,258,132	49,426,752	49,192,635

Earnings per share:
Basic and diluted	0.31	0.09	0.98	0.87

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month periods and nine-month periods ended September 30, 2016 and 2015 because their effects are anti-dilutive:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015

Shares issuable upon conversion of Series D convertible preferred stock	16,000,000	16,000,000	16,000,000	16,000,000

Note 19 - Commitments and contingencies

(1)    Lease commitments

Future minimum lease payments under non-cancellable operating leases agreements as of September 30, 2016 were as follows.

US$
Period from October 1, 2016 to December 31, 2016	261,609
Years ending December 31,
2017	1,676,409
2018	1,046,309
2019	113,964
2020	113,964
2021	113,964
After 2021	930,709

Rental expenses incurred for operating leases of plant and office spaces were US$667,375 and US$439,793 for the three-month periods ended September 30, 2016 and 2015, respectively, and US$1,511,433 and US$1,168,442 for the nine-month periods ended September 30, 2016 and 2015, respectively. There are no step rent provisions, escalation clauses, capital improvement funding requirements, other lease concessions or contingent rent in the lease agreements. The Company has no legal or contractual asset retirement obligations at the end of leases. The Company's leases do not contain any contingent rent payments terms.

(2)   Sichuan plant construction and equipment

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion in property, plant and equipment and approximately RMB0.6 billion in working capital, for the construction of Sichuan plant.  As of September 30, 2016, the Company has a remaining commitment of RMB72.5 million (equivalent to US$10.9 million) mainly for facility construction.

In September 2016, HLJ Xinda Group and Sichuan Xinda entered into equipment purchase contracts with Harbin Hailezi Science and Technology Co., Ltd. ("Hailezi"). Subsequently, on November 7, 2016, in order to seek a better solution for equipment,  HLJ Xinda Group  and Sichuan Xinda agreed with Hailezi to partially terminate the abovementioned contracts such that the remaining consideration under these contracts with Sichuan Xinda are RMB15.4 million (equivalent to US$2.3million) to purchase storage facility and testing equipment. Sichuan Xinda has prepaid RMB6.0 million (equivalent to US$ 0.9million) and has a remaining commitment of RMB9.4 million (equivalent to US$1.4 million) as of September 30, 2016.

(3)    Dubai plant construction and equipment

On January 5, 2015, AL Composites entered into an equipment purchase contract with Peaceful for a total consideration of US$271.2 million to purchase certain production and testing equipment.  As of September 30, 2016, the Company has a remaining commitment of US$5.9 million for the remaining equipment acquisition. On April 28, 2015, AL Composites entered into a warehouse construction contract with Falcon Red Eye Contracting Co. L.L.C. for a total consideration of AED6.7 million (equivalent to US$1.8 million). As of September 30, 2016, the Company has a remaining commitment of US$0.9 million. On September 21, 2016, AL Composites entered into a plant purchase contract with Samin Group FZE for a total consideration of ADE55.3 million (equivalent to US$15.0 million). As of September 30, 2016, the Company has a remaining commitment of US$15.0 million.

(4)    Contingencies

The Company and certain of its officers were named as defendants in two putative securities class action lawsuits filed on July 15, 2014 and July 16, 2014 in the United States District Court for the Southern District of New York. On March 23, 2016, the Court issued an Opinion and Order dismissing the Consolidated Class Action Complaint without prejudice. On May 6, 2016, the lead plaintiffs moved the Court for leave to amend the Consolidated Class Action Complaint.  On June 24, 2016, the Company filed its opposition to the lead plaintiffs' motion.  On August 8, 2016, in conjunction with filing the reply brief in support of their motion, the lead plaintiffs moved to strike certain documents referred to in the Company's opposition.  The Company filed its opposition to the lead plaintiffs' motion to strike on September 16, 2016.  The lead plaintiffs filed their reply on October 7, 2016.The Company, after consultation with its legal counsel, continues to believe that the lawsuits are without merit and will continue to vigorously defend against them.  Nevertheless, there is a possibility that a loss may have been incurred.  In accordance with ASC Topic 450, no loss contingency was accrued as of September 30, 2016 since the possible loss or range of loss cannot be reasonably estimated.

Note 20 – Recently issued accounting pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 is effective for public companies for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. This standard will be effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-09 on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addressed and provided guidance for each of eight specific cash flow issues with the objective of reducing the existing diversity in practice. This standard will be effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-15 on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This standard required that companies recognize the income tax consequences of an intra-entity transfer of an asset (other than inventory) when the transfer occurs. Current guidance prohibits companies from recognizing current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This standard will be effective for public companies for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.

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

Overview

China XD Plastics Company Limited ("China XD", "we", and the "Company", and "us" or "our" shall be interpreted accordingly) is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China, and to a lesser extent, in Dubai, UAE. Through our wholly-owned operating subsidiaries in China and UAE we develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 390 certifications from manufacturers in the automobile industry as of September 30, 2016. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province. Our Research and Development (the "R&D") team consists of 487 professionals and 22  consultants, including one consultant who is a member of Chinese Academy of Engineering, and one consultant who is the former chief scientist of Specialty Plastics Engineering Institute of Jilin University. As a result of the integration of our academic and technological expertise, we have a portfolio of 398 patents, 24 of which we have obtained the patent rights and the remaining 374 of which we have applications pending in China as of September 30, 2016.

Our products include eleven categories: Modified Polypropylene (PP), Modified Acrylonitrile Butadiene Styrene (ABS), Modified Polyamide 66 (PA66), Modified Polyamide 6 (PA6), Modified Polyoxymethylenes (POM), Modified Polyphenylene Oxide (PPO), Plastic Alloy, Modified Polyphenylene Sulfide (PPS), Modified Polyimide (PI), Modified Polylactic acid (PLA) and Poly Ether Ether Ketone (PEEK).

The Company's products are primarily used in the production of exterior and interior trim and functional components of more than 28 automobile brands and 80 automobile models manufactured in China, including Audi, Mercedes Benz, BMW, Buick, Chevrolet, VW Passat, Golf and Jetta, Mazda, and Toyota. Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing plants in Harbin, Heilongjiang in the PRC. As of September 30, 2016, in domestic market, we had approximately 390,000 metric tons of production capacity across 84 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwanese conveyer systems. In December 2013, we broke ground on the construction of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total domestic installed production capacity to 690,000 metric tons with additional 70 new production lines at the completion of the construction of our fourth production plant. Sichuan Xinda has supplied to its customers since 2013, mainly backed by production capacity in our Harbin production plant. We installed 50 production lines with production capacity of 60,000 metric tons in the second half year of 2016 in our Sichuan plant as of September 30, 2016. There is still construction ongoing on the site of our Sichuan plant to be expected to be completed by the end of 2016. In addition, we completed the trial production in the plant in Dubai, UAE with additional 2,500 metric tons of production capacity ("Phase 1") targeting high-end products for the overseas markets. In order to meet the increasing demand from our customer in the ROK and to develop potential overseas markets, on January 25, 2015, AL Composites Materials FZE ("AL Composites") obtained a leased property of approximately 10,000 square meters from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE with constructed building comprising a warehouse, office and service block with a lease term of 15 years. The Company is planning to complete installing 75 production lines with additional 14,000 metric tons ("Phase 2") of annual production capacity in that property around the end of 2016, bringing total production capacity in Dubai to 16,500 metric tons.  On June 28, 2016 and September 21, 2016, AL Composite signed two purchase agreements pertaining approximately 20,206 square meters and 22,324 square meters property, respectively, in JAFZA in Dubai, UAE with constructed building including a warehouse, office and service block respectively.

Highlights for the three months ended September 30, 2015 include:

● Revenues were $331.8 million, an increase of 38.8% from $239.1 million in the third quarter of 2015
● Gross profit was $69.6 million, an increase of 137.5% from $29.3 million in the third quarter of 2015
● Gross profit margin was 21.0%, compared to 12.3% in the third quarter of 2015
● Net income was $20.2 million, compared to $6.0 million in the third quarter of 2015
● Total volume shipped was 108,633 metric tons, up 33.0% from 81,663 metric tons in the third quarter of 2015

Results of Operations

The following table sets forth, for the periods indicated, statements of income data in millions of USD:

(in millions, except percentage)	Three-Month Period Ended			Nine-Month Period Ended
	September 30,		Change	September 30,		Change
	2016	2015	%	2016	2015	%
Revenues	331.8	239.1	38.8%	824.0	726.4	13.4%
Cost of revenues	(262.2)	(209.8)	25.0%	(659.2)	(597.0)	10.4%
Gross profit	69.6	29.3	137.5%	164.8	129.4	27.4%
Total operating expenses	(16.5)	(12.0)	37.5%	(39.7)	(36.7)	8.2%
Operating income	53.1	17.3	206.9%	125.1	92.7	35.0%
Income before income taxes	25.5	9.3	174.2%	80.0	68.7	16.4%
Income tax expense	(5.3)	(3.3)	60.6%	(15.1)	(11.8)	28.0%
Net income	20.2	6.0	236.7%	64.9	56.9	14.1%

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Revenues

Revenues were US$331.8 million in the third quarter ended September 30, 2016, an increase of US$92.7 million, or 38.8%, compared to US$239.1 million in the same period of last year, due to 33.0% increase in sales volume and 10.0% increase in the average RMB selling price of our products offset by approximately 6.0% negative impact from exchange rate due to weakening RMB against US dollars.

In order to stimulate the growth of the auto industry, on September 29, 2015, the Chinese government implemented a tax incentive policy of 50% reduction of the sales tax for eligible purchase of vehicles with engines of 1.6 liters and less.  This helped the recovery of vehicle sales in China since the fourth quarter of 2015.  Passenger vehicles production increased by 14.7% in the first nine months of 2016 compared to the same period of the prior year. The Company has been actively marketing its higher-end products to customers to better allocate its production capacity, diversifying its business to reduce its concentration in the Chinese market. Driven by accelerating growth of 133.3% in Central China and 300.3% in South China, domestic sales during the third quarter of 2016 increased by 27.2% as compared to the same period of the prior year.

Oversea sales was US$37.0 million in the third quarter of 2016 compared to US$7.3 million in the same period of the prior year due to the supply to a ROK customer in the third quarter of 2016. The ROK customer has made payment of US$5.1 million in the third quarter of 2016 with an outstanding balance of US$58.3 million, among which balance of US$34.9 million was overdue as of September 30, 2016.  The overdue payment was due to the ROK customer's expansion and tight funding. The management has taken actions to obtain undertaking from the ROK customer to make the payment in early December, 2016

The following table summarizes the breakdown of revenues by categories in millions of US$:
(in millions, except percentage)	Revenues For the Three-Month Period Ended September 30,
	2016		2015		Change in	Change in
	Amount	%	Amount	%	Amount	%
Modified Polyamide 66 (PA66)	70.1	21.1%	55.7	23.4%	14.4	25.9%

Modified Polyamide 6 (PA6)	78.8	23.7%	50.7	21.2%	28.1	55.4%

Plastic Alloy	114.2	34.4%	74.5	31.2%	39.7	53.3%

Modified Polypropylene (PP)	45.4	13.7%	40.8	17.0%	4.6	11.3%

Modified Acrylonitrile butadiene styrene (ABS)	10.5	3.1%	10.7	4.5%	(0.2)	(1.9)%

Polyoxymethylenes (POM)	5.2	1.6%	1.1	0.5%	4.1	372.7%

Polyphenylene Oxide (PPO)	5.2	1.6%	3.5	1.4%	1.7	48.6%

Modified Polylactic acid (PLA)	1.2	0.4%	-	0.0%	1.2	n	/a

Raw Materials	1.2	0.4%	1.5	0.6%	(0.3)	(20.0)%

Others	-	0.0%	0.6	0.2%	(0.6)	(100.0)%

Total Revenues	331.8	100%	239.1	100%	92.7	38.8%

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Three-Month Period Ended September 30,
	2016		2015		Change in	Change in
	MT	%	MT	%	MT	%
Modified Polyamide 66 (PA66)	17,527	16.1%	13,467	16.5%	4,060	30.1%

Modified Polyamide 6 (PA6)	23,603	21.7%	14,629	17.9%	8,974	61.3%

Plastic Alloy	33,450	30.8%	26,176	32.1%	7,274	27.8%

Modified Polypropylene (PP)	26,319	24.2%	21,994	26.9%	4,325	19.7%

Modified Acrylonitrile butadiene styrene (ABS)	4,299	4.0%	4,264	5.2%	35	0.8%

Polyoxymethylenes (POM)	1,695	1.6%	329	0.4%	1,366	415.2%

Polyphenylene Oxide (PPO)	810	0.7%	490	0.6%	320	65.3%

Modified Polylactic acid (PLA)	209	0.2%	-	0.0%	209	n	/a

Raw Materials	721	0.7%	314	0.4%	407	129.6%

Total Sales Volume	108,633	100%	81,663	100%	26,970	33.0%

The Company continued to shift production mix from traditional Modified Polypropylene (PP) to higher-end products such as PA66, PA6, Plastic Alloy and POM, primarily due to (i) the greater growth potential of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) better quality from end consumer recognition of higher-end cars made by automotive manufacturers from Chinese and Germany joint ventures, and U.S. and Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Profit Margin
	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2016	2015	Amount	%
Gross Profit	$69.6	$29.3	$40.3	137.5%
Gross Profit Margin	21.0%	12.3%		8.7%

Gross profit was US$69.6 million in the quarter ended September 30, 2016 compared to US$29.3 million in the same period of 2015, representing an increase of 137.5%. Our gross margin increased to 21.0% during the quarter ended September 30, 2016 from 12.3% during the same quarter of 2015 primarily due to higher contribution from our higher-margin products sold overseas.

General and Administrative Expenses

	Three-Month Period Ended September,		Change
(in millions, except percentage)	2016	2015	Amount	%
General and Administrative Expenses	$8.4	$5.8	$2.6	44.8%
as a percentage of revenues	2.5%	2.4%		0.1%

General and administrative (G&A) expenses were US$8.4 million in the quarter ended September 30, 2016 compared to US$5.8 million in the same period in 2015, an increase of US$2.6 million, or 44.8%, This increase was primarily due to the increase of US$1.2 million in salary and welfare which was due to the increase in the number of management and general staff from supporting departments, US$0.6 million in commencement ceremony of Sichuan Xinda, US$0.2 million in rental fee and US$0.6 million of other miscellaneous expenses.

Research and Development Expenses

	Three–Month Period Ended September 30,		Change
(in millions, except percentage)	2016	2015	Amount	%
Research and Development Expenses	$7.9	$5.8	$2.1	36.2%
as a percentage of revenues	2.4%	2.4%		0.0%

R&D expenses were US$7.9 million in the quarter ended September 30, 2016 compared with US$5.8 million during the same period in 2015, an increase of US$2.1 million, or 36.2%, reflecting our continuous efforts to adjust research and development activities on new products primarily for industrialized applications from automotive to other advanced fields such as ships, airplanes, high-speed rail, 3D printing materials, biodegradable plastics, and medical devices.

As of September 30, 2016, the number of ongoing research and development projects was 196. We expect to complete and commence to realize economic benefits on approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period.

Operating Income

Total operating income was US$53.1 million in the quarter ended September 30, 2016 compared to $17.3 million in the same period of 2015, representing an increase of 206.9% or US$35.8 million. This increase is primarily due to higher gross margin, partially offset by the higher general and administrative expenses and higher research and developed expenses.

Interest Income (Expenses)

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2016	2015	Amount	%
Interest Income	$1.2	$2.0	$(0.8)	(40.0)%
Interest Expenses	(10.9)	(10.3)	(0.6)	5.8%
Net Interest Expenses	$(9.7)	$(8.3)	$(1.4)	16.9%
as a percentage of revenues	(2.9)%	(3.5)%		0.6%

Net interest expense was US$9.7 million for the three-month period ended September 30, 2016, compared to net interest expense of US$8.3 million in the same period of 2015, primarily due to (i) the decrease of interest income which was caused by the decrease of average interest rate of 1.4% for the three month period ended September 30, 2016 compared to 2.5% for the same period of  2015, which was partially offset by the increase of average deposit balance in the amount of US$355.8 million for the three months ended September 30, 2016 compared to US$306.8 million for the same period of 2015; and (ii) the increase of interest expense which was caused by the increase of short-term and long-term loans in the amount of US$666.3 million for the three months ended September  30, 2016 as compared to US$368.0 million of prior year, which was partially offset by the decrease of average interest rate 4.5% for the three months ended September 30, 2016 as compared to 5.2% for the three months ended September 30, 2015.

Loss on Debt Extinguishment

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2016	2015	Amount	%
Loss on Debt Extinguishment	$19.0	$-	$19.0	n	/a
as a percentage of revenues	5.7%	0.0%		5.7%

On August 29, 2016 (the "Redemption Date"), the Company fully redeemed all of its 11.75% guaranteed senior notes due on February 4, 2019 (the "Notes") plus accrued and unpaid interest to the redemption date.  The aggregate amount paid to redeem the Notes was US$166.6 million, plus accrued and unpaid interest to the redemption date, which resulted in a charge of U$19.0 million as loss on debt extinguishment in the third quarter of 2016.

Income Taxes
	Three–Month Period Ended September 30,		Change
(in millions, except percentage)	2016	2015	Amount	%
Income before Income Taxes	$25.5	$9.3	$16.2	174.2%
Income Tax Expense	(5.3)	(3.3)	(2.0)	60.6%
Effective income tax rate	20.8%	35.5%		(14.7)%

The effective income tax rate for the three-month periods ended September 30, 2016 and 2015 was 20.8% and 35.5%, respectively. The decrease was primarily due to the increase of US$17.4 million profits generated in tax exempted Dubai Composites for the three-month ended September 30, 2016 as compared to the same period of the prior year,  partially offset by the US$19.0 loss on notes redemption by Favor Sea Limited which is exempted from income taxes on August 29, 2016.

The effective income tax rate for the three-month period ended September 30, 2016 differs from the PRC statutory income tax rate of 25% primarily due to the effect of the preferential tax rate of Sichuan Xinda, the tax rate differential on entities not subject to PRC income tax, super deduction of R&D expense and partially offset by the effect of non-deductible expenses.

Our PRC and Dubai subsidiaries have US$298.9 million of cash and cash equivalents, restricted cash and time deposits as of September 30, 2016, which are planned to be indefinitely reinvested in the PRC and Dubai. The distributions from our PRC and Dubai subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries. In addition, due to our policy of indefinitely reinvesting our earnings in Dubai, UAE, we have not provided for deferred income tax liabilities related to Dubai Composites in Dubai, UAE, on undistributed earnings.

Net Income

As a result of the above factors, we had a net income of US$20.2 million in the third quarter of 2016 compared to a net income of US$6.0 million in the same quarter of 2015.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Revenues

Revenues were US$824.0 million in the nine-month period ended September 30, 2016, an increase of US$97.6 million, or 13.4%, compared with US$726.4 million in the same period of last year, due to approximately 16.5% increase in sales volume and 2.6% decrease in the average selling price of our products.

For the nine-month ended September 30, 2016, we had an increase of 3.3% in the average RMB selling price of our products while the sales volume increased by 16.7% compared with those of last year in the domestic market. More sales were achieved in South China, Central China and Southwest China because of our marketing efforts to develop new customers. As for the RMB selling price, the increase was mainly due to higher-end product of modified PA6, PA66 and Plastic Alloy in China.

For the nine-month ended September 30, 2016 in the overseas market, we had a 1.9% increase in revenues due to the significant increase of 9.5% in sales volume, partially offset by 6.9% decrease in the average selling price as compared with those of last year.

The following table summarizes the breakdown of revenues by categories in millions of US$:

(in millions, except percentage)	Revenues For the Nine -Month Period Ended September 30,
	2016		2015
	Amount	%	Amount	%	Change in Amount	Change in %
Modified Polyamide 66 (PA66)	181.4	22.0%	144.8	19.9%	36.6	25.3%

Modified Polyamide 6 (PA6)	189.4	23.0%	145.7	20.1%	43.7	30.0%

Plastic Alloy	274.0	33.3%	265.7	36.6%	8.3	3.1%

Modified Polypropylene (PP)	128.4	15.6%	124.9	17.2%	3.5	2.8%

Modified Acrylonitrile butadiene styrene (ABS)	29.1	3.5%	29.9	4.1%	(0.8)	(2.7)%

Polyoxymethylenes (POM)	6.9	0.8%	2.5	0.3%	4.4	176.0%

Polyphenylene Oxide (PPO)	11.4	1.4%	9.7	1.3%	1.7	17.5%

Modified Polylactic acid (PLA)	1.3	0.2%	-	0.0%	1.3	n	/a

Raw Materials	2.1	0.2%	2.6	0.4%	(0.5)	(19.2)%

Others	-	0.0%	0.6	0.1%	(0.6)	(100.0)%

Total Revenues	824.0	100%	726.4	100%	97.6	13.4%

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Nine-Month Period Ended September 30,
	2016		2015
	MT	%	MT	%	Change in MT	Change in %
Modified Polyamide 66 (PA66)	44,571	16.2%	34,256	14.5%	10,315	30.1%

Modified Polyamide 6 (PA6)	55,376	20.2%	41,009	17.3%	14,367	35.0%

Plastic Alloy	84,365	30.7%	78,675	33.4%	5,690	7.2%

Modified Polypropylene (PP)	72,738	26.5%	66,480	28.2%	6,258	9.4%

Modified Acrylonitrile butadiene styrene (ABS)	11,936	4.3%	11,755	5.0%	181	1.5%

Polyoxymethylenes (POM)	2,245	0.8%	737	0.3%	1,508	204.6%

Polyphenylene Oxide (PPO)	1,740	0.6%	1,339	0.6%	401	29.9%

Modified Polylactic acid (PLA)	220	0.1%	-	0.0%	220	n	/a

Raw Materials	1,600	0.6%	1,599	0.7%	1	0.1%
Total Sales Volume	274,791	100%	235,850	100%	38,941	16.5%

The Company continued to shift production mix from traditional Modified Polypropylene (PP) to higher-end products such as PA66, PA6, Plastic Alloy and POM, primarily due to (i) greater growth potential of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles, (iii) the Company's initiatives to market higher-margin PA66 and PA6,  and (iii) better quality from and consumer recognition of higher-end cars made by automotive manufacturers from Chinese and Germany joint ventures, and U.S. and Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China. In addition, the Company sold primarily higher-end Plastic Alloy to the recently developed customer in the Republic of Korea.

Gross Profit and Gross Profit Margin

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2016	2015	Amount	%
Gross Profit	$164.8	$129.4	$35.4	27.4%
Gross Profit Margin	20.0%	17.8%		2.2%

Gross profit was US$164.8 million for the nine months ended September 30, 2016 compared to US$129.4 million in the same period of 2015, representing an increase of 27.4%. Our gross margin increased to 20.0% during the nine-month ended September 30, 2016 from 17.8% during the same period of 2015, primarily due to higher contribution of  higher-margin product sales in domestic markets for the nine months ended September 30, 2016 as compared to that of the prior year.

General and Administrative Expenses

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2016	2015	Amount	%
General and Administrative Expenses	$20.0	$17.3	$2.7	15.6%
as a percentage of revenues	2.4%	2.4%		0.0%

General and administrative (G&A) expenses were US$20.0 million for the nine months ended September 30, 2016 compared to US$17.3 million in the same period in 2015, representing an increase of 15.6%, or US$2.7 million. This increase is primarily due to the increase of US$2.3 million in salary and welfare which was due to the increase in the number of management and general staff from supporting departments, US$0.6 million in travelling and transportation expense, US$0.3 million in professional fee, US$ 0.3 million in rental fee and US$0.5 million of other miscellaneous expenses, offset by the decrease of US$1.3 million in non-income taxation expenses.

Research and Development Expenses

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2016	2015	Amount	%
Research and Development Expenses	$18.7	$18.3	$0.4	2.2%
as a percentage of revenues	2.3%	2.5%		(0.2)%

Research and development (R&D) expenses were US$18.7 million for the nine-month ended September 30, 2016 compared with US$18.3 million during the same period in 2015, an increase of US$0.4 million, or 2.2%, reflecting the Company's efforts to adjust research and development activities on new products primarily for industrialized applications from automotive to other advanced fields such as ships, airplanes, high-speed rail, 3D printing materials, biodegradable plastics, and medical devices.

Operating Income

Total operating income was US$125.1 million for the nine-month ended September 30, 2016 compared to US$92.7 million in the same period of 2015, representing an increase of 35.0% or US$32.4 million. This increase is primarily due to higher gross profit, partially offset by higher general and administration expenses and R&D expenses.

Interest Income (Expenses)

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2016	2015	Amount	%
Interest Income	$4.5	$6.8	$(2.3)	(33.8)%
Interest Expenses	(32.4)	(32.0)	(0.4)	1.3%
Net Interest Expenses	$(27.9)	$(25.2)	$(2.7)	10.7%
as a percentage of revenues	(3.4)%	(3.5)%		0.1%

Net interest expense was US$27.9 million for the nine-month period ended September 30, 2016, compared to net interest expense of US$25.2 million in the same period of 2015, primarily due to (i) the decrease of interest income due to the average interest rate decreased to 1.5% for the nine months ended September 30, 2016 compared to 2.7 % of the same period in 2015, and partially offset by the increase of average deposit balance in amount of US$379.6 million for the nine months ended September 30, 2016 compared to US$324.8 million for the same period in prior year; and (ii) the increase of interest expense which was due to the increase of average short-term and long-term loan balance in amount of US$543.5 million for the nine months ended September 30, 2016 compared to US$387.8 million for the same period in 2015, and partially offset by the average interest rate decreased to 4.7% for the nine months ended September 30, 2016 compared to 5.5% of the same period in 2015.

 Income Taxes

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2016	2015	Amount	%
Income before Income Taxes	$80.0	$68.7	$11.3	16.4%
Income Tax Expense	(15.1)	(11.8)	(3.3)	28.0%
Effective income tax rate	18.9%	17.3%		1.6%

The effective income tax rate for the nine-month period ended September 30, 2016 and 2015 were 18.9% and 17.3%, respectively, which differ from the PRC statutory income tax rate of 25%.  The increase was primarily due to the loss of US$19.0 million on the note redemption by the Favor Sea Limited which is exempted from income taxes on August 29, 2016, partially offset by the increased profits of US$31.6 million in the domestic markets.

The effective income tax rate differs from the PRC statutory income tax rate of 25% primarily due to the effect of the preferential tax rate of Sichuan Xinda, the tax rate differential on entities not subject to PRC income tax, super deduction of R&D expense and partially offset by the effect of non-deductible expenses.

Net Income

As a result of the above factors, we had a net income of US$64.9 million for the nine months ended September 30, 2016 compared to net income of US$56.9 million in the same period of 2015.

Selected Balance Sheet Data as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015	Change
(in millions, except percentage)			Amount	%
Cash and cash equivalents	100.1	119.9	(19.8)	(16.5)%
Restricted cash	70.5	50.9	19.6	38.5%
Time deposits	130.4	237.6	(107.2)	(45.1)%
Accounts receivable, net of allowance for doubtful accounts	272.8	234.5	38.3	16.3%
Inventories	415.3	294.7	120.6	40.9%
Prepaid expenses and other current assets	38.7	15.7	23.0	146.5%
Property, plant and equipment, net	819.3	571.7	247.6	43.3%
Land use rights, net	23.5	24.5	(1.0)	(4.1)%
Prepayments to equipment and construction suppliers	85.3	183.2	(97.9)	(53.4)%
Other non-current assets	12.5	19.0	(6.5)	(34.2)%
Total assets	1,968.4	1,752.0	216.4	12.4%
Short-term bank loans, including current portion of long-term bank loans	466.4	284.3	182.1	64.1%
Bills payable	61.9	33.5	28.4	84.8%
Accounts payable	181.2	257.4	(76.2)	(29.6)%
Income taxes payable, including noncurrent portion	29.5	28.0	1.5	5.4%
Accrued expenses and other current liabilities	163.3	141.0	22.3	15.8%
Long-term bank loans, excluding current portion	254.9	107.5	147.4	137.1%
Notes payable	-	145.6	(145.6)	(100.0)%
Deferred income	71.2	62.0	9.2	14.8%
Redeemable Series D convertible preferred stock	97.6	97.6	-	0.0%
Stockholders' equity	625.1	578.0	47.1	8.1%

Our financial condition continued to improve as measured by an increase of 8.1% in stockholders' equity as of September 30, 2016 as compared to that of December 31, 2015. Cash and cash equivalents, restricted cash and time deposits decreased by 26.3% or US$107.4 million due to the operating cash outflows. Inventories increased by 40.9% as a result of more purchases made by the Company to take advantage of the lower purchase price of the raw materials and the Company's strategy to stock up the inventory for the increasing demand from Sichuan plant. Property, plant and equipment, net increased by 43.3% mainly due to the delivery of the equipment of Dubai Xinda at the beginning of 2016. Prepayment to equipment suppliers decreased by 53.4% mainly because the equipment was delivered to Dubai, UAE. The aggregate short-term and long-term bank loans increased by 84.1% due to the utilization of existing lines of credit. We believe our current debt level is manageable. We define the manageable debt level as the sum of aggregate short-term and long-term loans, and notes payable over total assets.

On August 29, 2016 (the "Redemption Date"), the Company fully redeemed all of its 11.75% guaranteed senior notes due on February 4, 2019 (the "Notes") plus accrued and unpaid interest to the redemption date.  The aggregate amount paid to redeem the Notes was US$166.6 million, plus accrued and unpaid interest to the redemption date, which resulted in a charge of U$19.0 million as loss on debt extinguishment for the nine-month period ended 2016.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production lines. We have financed these requirements primarily from cash generated from operations, bank borrowings and the issuance of our convertible preferred stocks and debt financings. As of September 30, 2016 and December 31, 2015, we had US$100.1 million and US$119.9 million, respectively, in cash and cash equivalents, which were primarily deposited with banks in China (including Hong Kong and Macau SAR), UAE and U.S. As of September 30, 2016, we had US$466.4 million outstanding short-term bank loans (including the current portion of long-term bank loans), including US$260.0 million unsecured loan and US$52.4 million loans secured by accounts receivable, US$42.5 million loans secured by restricted cash, and US$111.5 long-term bank loans that due in one year. We also had US$254.9 million long-term bank loans (excluding the current portion), including US$30.4 million loans secured by long-term deposits, US$50.9 million unsecured loan and US$173.6 million syndicate loan facility. Short-term and long-term bank loans in total bear a weighted average interest rate of 3.86% per annum and do not contain any renewal terms. We have historically been able to make repayments when due.

A summary of lines of credit for the nine-month period ended September 30 2016 and the remaining line of credit as of September 30, 2016 is as below:

(in millions)	September 30, 2016
	Lines of Credit, Obtained			Remaining Available
Name of Financial Institution	Date of Approval	RMB	USD	USD
Bank of Communications	December 09, 2014	200.0	29.9	0.4
Bank of Longjiang, Heilongjiang	March 16, 2016	400.0	59.9	-
China Everbright Bank	July 21, 2016	100.0	15.0	7.5
China CITIC Bank	May 23, 2016	100.0	15.0	-
Bank of China	July 28, 2016	1,398.6	209.4	103.3
HSBC	August 16, 2015	634.4	95.0	55.6
Agriculture Bank of China	November 25, 2015	400.0	59.9	19.0
China Construction Bank	January 8, 2016	540.0	80.9	58.4
ICBC	September 27, 2016	2,500.0	374.4	285.6
Societe Generale (China) Limited	October 15, 2015	80.0	12.0	-
Export-Import Bank of China	March 30, 2016	300.0	44.9	-
Subtotal (credit term<=1 year)		6,653.0	996.3	529.8
Bank of China	July 28, 2016	684.4	102.5	51.6
China Construction Bank	May 12, 2016	210.0	31.4	1.0
Subtotal (credit term>1 year)		894.4	133.9	52.6
Total		7,547.4	1,130.2	582.4

We have historically been able to make repayments when due. As of September 30, 2016, we have contractual obligations to pay (i) lease commitments in the amount of US$4.3 million, including US$1.5 million due in one year; (ii) equipment acquisition and facility construction in the amount of US$34.1 million; (iii) long-term bank loan in the amount of US$396.2 million (including principals and interests).

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

The following table sets forth a summary of our cash flows for the periods indicated.

	Nine-Month Period Ended September 30,
(in millions US$)	2016	2015
Net cash provided by (used in) operating activities	(145.3)	1.4
Net cash used in investing activities	(28.0)	(101.7)
Net cash provided by financing activities	155.4	108.1
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.9)	(2.2)
Net increase (decrease) in cash and cash equivalents	(19.8)	5.6
Cash and cash equivalents at the beginning of period	119.9	45.5
Cash and cash equivalents at the end of period	100.1	51.1

Operating Activities

Net cash used in operating activities decreased to US$145.3 million cash outflow for the nine-month period ended September 30, 2016 from net cash provided by operating activities of US$1.4 million for the nine-month period ended September 30, 2015, primarily due to (i) the increase of approximately US$237.0 million in cash operating payments, including raw material purchases, rental and personnel costs, (ii) the increase of US$7.5 million in income tax payments, (iii) the decrease of US$2.1 million in interest income received,  (iv) the increase of US$1.9 million interest payments, and (v)  the decrease of approximately US$0.7 million cash inflow due to the forward contract settlement, partially offset by (vi) the increase of approximately US$100.6 million in cash collected from our customers for the nine-month period ended September 30, 2016, (vii) the increase of approximately US$1.4 million released from restricted cash and (viii) the increase of US$0.7 million received from government grant  for the nine-month period ended September 30, 2016 .

Investing Activities

Net cash used in the investing activities was US$28.0 million for the nine-month period ended September 30, 2016 as compared to US$101.7 million for the same period of last year, mainly due to (i)  the decrease of US$13.9 million acquisition of land use right and, (ii) the increase of US$8.5 million government grant related to the construction of Sichuan plant,  (iii) the decrease of US$19.3 million purchase of time deposits, (iv) the increase of US$42.6 million proceeds from maturity of time deposits, partially offset by the increase of US$10.7 million purchase of property, plant and equipment.

Financing Activities

Net cash provided by the financing activities was US$155.4 million for the nine-month period ended September 30, 2016, as compared to US$108.1 million for the same period of last year, primarily as a result of (i) the increase of US$340.7 million borrowings of bank loans including the US$180.0 million syndicate loans, and (ii) the increase of US$46.9 million release from restricted cash as collateral for bank borrowings for the nine-month period ended September 30, 2016, partially offset by (iii) the increase of US$144.1 million repayments of bank borrowings (iv) the increase of US$30.8 million of placement of restricted cash as collateral for bank borrowings, and (v) the redemption of US$165.4 million notes payable.

As of September 30, 2016, our cash and cash equivalents balance was US$100.1 million, compared to US$119.9 million at December 31, 2015.

Days Sales Outstanding ("DSO") has increased from 78 days for the year ended December 31, 2015 to 83 days for the nine-month ended September 30, 2016.

We believe that our DSO is still well below industry average Industry Standard Customer and Supplier Payment Terms (days) as below:

	Nine-month period ended September 30, 2016	Year ended December 31, 2015
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Supplier Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days

Inventory turnover days has increased from 120 days for the year ended December 31, 2015 to 145 days for the nine-month ended September 30, 2016 due to the Company's strategy to take advantage of the lower purchase price of the raw materials and to stock up the inventory for the increasing demand from Sichuan plant. The Company has the credit terms with major suppliers for 90 days in 2016, in order to better manage its operating cash flows.  Turnover days of payables have remained stable at 90 days for both the year ended December 31, 2015 and the nine-month ended September 30, 2016.

Based on past performance and current expectations, we believe our cash and cash equivalents provided by operating activities and financing activities will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations for at least the next 12 months. It is anticipated that the redemption will be funded by the Company's cash and bank deposits, existing credit facilities and other funding sources.

The majority of the Company's revenues and expenses were denominated primarily in Renminbi ("RMB"), the currency of the People's Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable.  Inflation has not had a material impact on the Company's business.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of September 30, 2016 are as follows:

Contractual obligations	Total	Payment due less than 1 year	1 – 3 years	3-5 years	More than 5 years
Lease commitments	4,256,928	1,518,916	1,550,884	199,437	987,691
Purchase of land use rights, plant equipment, and construction in progress (2)(3)	34,099,653	33,785,867	313,786	-	-
Long-term bank loans (1)	396,180,566	122,745,924	219,871,924	53,562,718	-
				-
Total	434,537,147	158,050,707	221,736,594	53,762,155	987,691

(1)  Includes interest of US$23.4 million accrued at the interest rate under the loan agreements. For borrowings with a floating rate, the most recent rate as of September 30, 2016 was applied.

(2)  Sichuan plant construction and equipment

On March 8, 2013, Xinda Holding (HK) Company Limited ("Xinda Holding (HK)") entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion in property, plant and equipment and approximately RMB0.6 billion in working capital, for the construction of Sichuan plant.  As of September 30, 2016, the Company has a remaining commitment of RMB72.5 million (equivalent to US$10.9 million) mainly for facility construction.

In September 2016, HLJ Xinda Group and Sichuan Xinda entered into equipment purchase contracts with Harbin Hailezi Science and Technology Co., Ltd. ("Hailezi"). Subsequently, on November 7, 2016, in order to seek a better solution for equipment,  HLJ Xinda Group  and Sichuan Xinda agreed with Hailezi to partially terminate the abovementioned contracts such that the remaining consideration under these contracts with Sichuan Xinda are RMB15.4 million (equivalent to US$2.3million) to purchase storage facility and testing equipment. Sichuan Xinda has prepaid RMB6.0 million (equivalent to US$ 0.9million) and has a remaining commitment of RMB9.4 million (equivalent to US$1.4 million) as of September 30, 2016.

(3)  Dubai plant construction and equipment

On January 5, 2015, AL Composites entered into an equipment purchase contract with Peaceful for a total consideration of US$271.2 million to purchase certain production and testing equipment.  As of September  30, 2016, the Company has a remaining commitment of US$5.9 million for the remaining equipment acquisition. On April 28, 2015, AL Composites entered into a warehouse construction contract with Falcon Red Eye Contracting Co. L.L.C. for a total consideration of AED6.7 million (equivalent to US$1.8 million). As of September 30, 2016, the Company has a remaining commitment of US$0.9 million. On September 21, 2016, AL Composites entered into a plant purchasing contract with Samim Group FZE  for a total consideration of ADE55.3 million (equivalent to US$15.0 million).As of September 30, 2016, the has a remaining commitment of US$15.0 million.

Legal Proceedings

The Company and certain of its officers and directors have been named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Southern District of New York.  These actions, which allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, were filed on July 15, 2014 and July 16, 2014 and are captioned Yang v. Han, et al., No. 14-cv-5308 (GBD) and Tompkins v. China XD Plastics Company Ltd., et al., No. 14-cv-5359 (GBD), respectively.  On November 21, 2014, the Court consolidated the actions and appointed lead plaintiffs.  On February 17, 2015, the lead plaintiffs filed a Consolidated Class Action Complaint on behalf of a class of all persons other than the defendants who purchased the common stock of China XD Plastics Company Limited between March 25, 2014 and July 10, 2014, both dates inclusive.  Specifically, the lead plaintiffs alleged that the Company and two of its officers made false or misleading statements and/or omitted material facts in the Company's Form 10-K for the year ended December 31, 2013 and the Company's Form 10-Q for the first quarter ended March 31, 2014. They also asserted that the individual defendants are liable because they allegedly controlled the Company during the time the allegedly false and misleading statements and omissions were made.  The lead plaintiffs sought damages in unspecified amounts.  On April 3, 2015, the Company moved to dismiss the Consolidated Class Action Complaint.  On March 23, 2016, the Court entered an Opinion and Order dismissing the Consolidated Class Action Complaint without prejudice.  On May 6, 2016, the lead plaintiffs moved the Court for leave to amend the Consolidated Class Action Complaint.  On June 24, 2016, the Company filed its opposition to the lead plaintiffs' motion.  On August 8, 2016, in conjunction with filing the reply brief in support of their motion, the lead plaintiffs moved to strike certain documents referred to in the Company's opposition.  The Company filed its opposition to the lead plaintiffs' motion to strike on September 16, 2016.  The lead plaintiffs filed their reply on October 7, 2016.  Management believes the proposed amendment is without merit and intends to vigorously defend against it.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term loans, long-term bank loans, cash and cash equivalents, restricted cash and time deposits. Although the interest rates, which are based on the banks' prime rates are fixed for the terms of the loans and deposits, increase in interest rates will increase our interest expense.

A hypothetical 1.0% increase in the annual interest rate for all of our credit facilities under which we had outstanding borrowings as of September 30, 2016 would decrease income before income taxes by approximately US$5.4 million for the nine-month ended September 30, 2016. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

The majority of our revenues are collected in and our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the US$1.00 until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the People's Bank of China allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. The People's Bank of China allowed the RMB and U.S. dollar exchange rate to fluctuate within 1% on April 16, 2012 and 2% on March 17, 2014, respectively. On September 30, 2016, the RMB traded at 6.6778 RMB to 1.00 U.S. dollar.

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

(b) Changes in internal controls.

During the nine-month ended September 30, 2016, our efforts to improve our internal controls over financial reporting include (1) recruiting qualified accounting staff in Xinda CI (Beijing) Investment Holding Company Limited with requisite expertise and knowledge to help improve our internal control procedures, (2) adopting procedures to evaluate and assess performance of directors, officers and employees of the Company, (3) internal meetings, discussions, trainings and seminars periodically to review and improve our internal control procedures. We plan to improve on the above-referenced weakness by the end of the fiscal year ending December 31, 2016.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and certain of its officers and directors have been named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Southern District of New York.  These actions, which allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, were filed on July 15, 2014 and July 16, 2014 and are captioned Yang v. Han, et al., No. 14-cv-5308 (GBD) and Tompkins v. China XD Plastics Company Ltd., et al., No. 14-cv-5359 (GBD), respectively.  On November 21, 2014, the Court consolidated the actions and appointed lead plaintiffs.  On February 17, 2015, the lead plaintiffs filed a Consolidated Class Action Complaint on behalf of a class of all persons other than the defendants who purchased the common stock of China XD Plastics Company Limited between March 25, 2014 and July 10, 2014, both dates inclusive.  Specifically, the lead plaintiffs alleged that the Company and two of its officers made false or misleading statements and/or omitted material facts in the Company's Form 10-K for the year ended December 31, 2013 and the Company's Form 10-Q for the first quarter ended March 31, 2014. They also asserted that the individual defendants are liable because they allegedly controlled the Company during the time the allegedly false and misleading statements and omissions were made.  The lead plaintiffs sought damages in unspecified amounts. On April 3, 2015, the Company moved to dismiss the Consolidated Class Action Complaint. On March 23, 2016, the Court entered an Opinion and Order dismissing the Consolidated Class Action Complaint without prejudice.  On May 6, 2016, the lead plaintiffs moved for leave to amend the Consolidated Class Action Complaint.  On June 24, 2016, the Company filed its opposition to the lead plaintiffs' motion.  On August 8, 2016, in conjunction with filing the reply brief in support of their motion, the lead plaintiffs moved to strike certain documents referred to in the Company's opposition.  The Company filed its opposition to the plaintiffs' motion to strike on September 16, 2016.  The lead plaintiffs filed their reply on October 7, 2016. Management believes the proposed amendment is without merit and will continue to vigorously defend against it.

Item 1A. Risk Factors

Part I. Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2015 includes a detailed discussion of risks and uncertainties which could adversely affect our future results. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected. During the nine months ended September 30, 2016, there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

China XD Plastics Company Limited

Date: November 9, 2016	By:	/s/ Jie Han
Name: Jie Han
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2016	By:	/s/ Taylor Zhang
Name: Taylor Zhang
Title: Chief Financial Officer

Exhibit Index
Exhibit No.	Document Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.