Form 10-K
period 2016-12-31
China XD Plastics Co Ltd
filed 2017-03-16
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2016 was approximately $56,694,725

As of March 10, 2017, there were 49,511,541 shares of common stock, par value US$0.0001 per share, outstanding.

Documents incorporated by reference: None.

CHINA XD PLASTICS COMPANY LIMITED
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

PART I

ITEM 1.   BUSINESS.
Our Business
China XD Plastics Company Limited ("China XD", "we", and the "Company", and "us" or "our" shall be interpreted accordingly) is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China and to a lesser extent, in Dubai, United Arab Emirates ("UAE").  Through our wholly-owned subsidiaries Heilongjiang Xinda Enterprise Group Company Limited ("HLJ Xinda Group"), Sichuan Xinda Enterprise Group Company Limited ("Sichuan Xinda"), and AL Composites Materials FZE ("Dubai Xinda"), we manufacture and sell polymer composite materials (a broader category including modified plastics), primarily for automotive applications. We develop our products using our proprietary technology through our wholly-owned research laboratory, Heilongjiang Xinda Enterprise Group Macromolecule Material Research Center Company Limited ("HLJ Xinda Group Material Research"). HLJ Xinda Group Material Research is a professional macromolecular material research and development institution and has 402 certifications from manufacturers in the automobile industry as of December 31, 2016. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang Province.  Our research and development (the "R&D") team consists of 485 professionals and 19 consultants, including one consultant who is a member of Chinese Academy of Engineering. As a result of the combination of our academic and technological expertise, we have a portfolio of 438 patents, 26 of which we have obtained the patent registration in China and the applications for the remaining 412 of which are pending in China as of December 31, 2016.

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

China XD's primary end-market is the Chinese automotive industry that has been rapidly growing for the past few years where our modified plastics are used by our customers to fabricate the following auto components: exteriors (automobile bumpers, rearview and sideview mirrors, license plate parts), interiors (door panels, dashboard, steering wheel, glove compartment and safety belt components), and functional components (air conditioner casing, heating and ventilation casing, engine covers, and air ducts). Our specialized plastics are utilized in more than 29 automobile brands manufactured in China, including leading brands such as AUDI, Mercedes Benz, BMW, Toyota, Buick, Chevrolet, Mazda, Volvo, Ford, Citroen, Jinbei and VW Passat, Golf, Jetta, etc. As of December 31, 2016, 402 of HLJ Xinda Group's automotive-specific modified plastic products have been certified by one or more of the automobile manufacturers in China and are in commercial production. As of December 31, 2016, 212 of our products were in the process of product certification by automobile manufacturers. In addition, since the second quarter of 2016, the Company has resumed its presence in the Republic of Korea (the "ROK") by selling to the ROK customer primarily higher-end Plastic Alloy after the suspension of the sales to the  ROK customer, which resumed our entry into the international market. As the account receivable balance was overdue, the Company suspended the sales to the ROK customer in 2017.

We operate three manufacturing bases in Harbin, Heilongjiang and one manufacturing base in Nanchong, Sichuan Province, in the People's Republic of China (the "PRC"). In addition, we completed and started the trial production in the plant in Dubai, UAE with additional 2,500 metric tons under 10 trial production lines targeting high-end products for the overseas markets.  As of December 31, 2016, in domestic market, we had approximately 450,000 metric tons of production capacity across 134 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwanese conveyer systems. Prior to December 2012, we had approximately 255,000 metric tons of annual production capacity across 58 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems. In December 2012, we further expanded our third production base in Harbin with additional 135,000 metric tons of annual production capacity, bringing total installed production capacity in our three production bases to 390,000 metric tons with additional 30 new production lines. In December 2013, we broke ground on the construction of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total domestic installed production capacity to 690,000 metric tons with additional 70 new production lines at the completion of the construction of our fourth production plant. Sichuan Xinda has supplied to its customers since 2013, mainly backed by production capacity in our Harbin production plant. We installed 50 production lines with production capacity of 60,000 metric tons in the second half of 2016 in our Sichuan plant as of December 31, 2016.  There is still construction ongoing on the site of our Sichuan plant, which is expected to be completed by the second quarter of 2017.  In order to meet the increasing demand from our customer in the ROK and to develop potential overseas markets, Dubai Xinda obtained one leased property and two purchased properties, approximately 52,530 square meters in total, including one leased 10,000 square meters, and two purchased 20,206 and 22,324 square meters on January 25, 2015, June 28, 2016 and September 21, 2016, respectively, from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE, with constructed building comprising warehouses, offices and service blocks.  In addition to the earlier 10 pilot production lines in Dubai Xinda, the Company is planning to complete installing 45 production lines with 12,000 metric tons of annual production capacity by end of July, 2017, and additional 50 production lines with 13,000 metric tons of annual production capacity by end of January, 2018, bringing total installed production capacity in Dubai Xinda to 25,000  metric tons, targeting high-end products for the overseas market.

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

On October 14, 2010, Harbin Xinda established Heilongjiang Xinda Software Development Company Limited ("Xinda Software") to develop software applications that provide certain standard and programmable technical services remotely. Xinda Software was deregistered on December 5, 2016.

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

From August 2011 to December of 2012, Harbin Xinda established (i) Harbin Meiyuan Enterprise Management Service Company Limited ("Meiyuan Training") in Harbin to provide all year round training to both our existing and new employees, accommodate our customers and business partners as well as host industry conferences; and (ii) Heilongjiang Xinda Enterprise Group Technology Center Company Limited ("Xinda Group Technology Center") in Harbin to focus on long-term research and development projects. Meiyuan Training ceased business in the third quarter of 2016 and Xinda Group Technology Center was deregistered in 2016.

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

Xinda Group Material Research was established in December 2012.

During the year ended December 31, 2013, following the overall reorganization plan, the Company completed the deregistration of Haikou New Materials, Haikou Technical Center and Haikou Software and merged Xinda Testing and Xinda Material Research Center into Heilongjiang Xinda Enterprise Group Macromolecule Material Research Center Co., Ltd. ("Xinda Group Material Research") in 2013, whose major functions included technical support for our production bases, research and development of modified plastic products for applications in areas such as automotive, high-speed rail, aircraft and others, customer post-sales support, and collaboration with industry leading universities and institutions. Xinda Group Material Research was deregistered in 2016 as a result of group restructuring.

On March 19, 2013, HLJ Xinda Group established Sichuan Xinda, which subsequently established Sichuan Xinda Enterprise Group Meiyuan Training Center Co., Ltd. ("Sichuan Meiyuan"), Sichuan Xinda Enterprise Group Software Development Co., Ltd. ("Sichuan Software"), and Sichuan Xinda Enterprise Group Sales Co., Ltd ("Sichuan Sales") in April 2013, in order to expand our business in Southwest China.  In 2016, Sichuan Meiyuan and Sichuan Software were deregistered and Sichuan Sales merged into Sichuan Xinda as a result of group restructuring.

On April 23, 2013, Xinda Holding (HK) Co, Ltd. ("Xinda Holding (HK)"), formerly known as Hong Kong Engineering Plastics Co., Ltd., set up Xinda (HK) International Trading Company Ltd ("Xinda (HK) Int'l Trading") for import and export business through Hong Kong. In February 2015, Xinda (HK) Int'l Trading was deregistered.

Heilongjiang Xinda Composite Material Co., Ltd. ("Xinda Composite") was established on November 27, 2013.

On January 8, 2014, Xinda Holding (HK) set up AL Composites Materials FZE ("Dubai Xinda") for international expansion business.

On March 5, 2014, Xinda Holding (HK) set up Xinda (HK) Trade Co., Ltd ("Xinda (HK) Trading") for import and export business through Hong Kong.

On June 17, 2014, Xinda Holding (HK) set up Xinda (Heilongjiang) Investment Co., Ltd. ("Heilongjiang Investment") for its domestic investment activities in PRC. On October 19, 2016, Heilongjiang Investment was deregistered.

On August 1, 2014, Heilongjiang Investment set up Nanchong Xinda Composite Materials Co., Ltd ("Nanchong Composite Materials") in order to expand our business in Southwest China and other regions in its proximity. In July 2015, Nanchong Composite Materials merged into Sichuan Xinda as part of the efforts to streamline the Company's management in Sichuan.

On November 12, 2014, Heilongjiang Investment set up Heilongjiang Xinda Meiyuan Tennis Club Co., Ltd. ("Meiyuan Tennis Club") in order to replace the Meiyuan Training.

On October 16, 2015, Xinda Holding (HK) set up Xinda CI (Beijing) Investment Holding Co., Ltd. ("Xinda Beijing Investment") in order to manage domestic companies in mainland China.

In 2016, as a result of group restructuring, Heilongjiang Investment and Meiyuan Tennis Club were dissolved.

On August 29, 2016, Xinda Holding US, a subsidiary of Xinda Holding (HK), was dissolved in New York.

Harbin Xinda Plastics New Materials Co., Ltd. ("Xinda Plastics New Materials") ceased business in the third quarter of 2016.

On September 5, 2016, Sichuan Xinda set up Chongqing Wanshengxiang Macromolecule Materials Co., Ltd. ("Chongqing Wanshengxiang") in order to engage in import and export business in the free-trade zone in Chongqing and to expand our business in Southwest China.

On February 16, 2017, the Board has received a preliminary nonbinding proposal letter from the Chairman and Chief Executive Officer, Mr. Jie Han ("Mr. Han"), XD Engineering Plastics Company Limited ("XD Engineering"), a company incorporated in the British Virgin Islands and wholly owned by Mr. Han, and MSPEA Modified Plastics Holding Limited, an affiliate of Morgan Stanley Private Equity Asia III, Inc. (collectively, the "Buyer Consortium"), to acquire all of the outstanding shares of common stock of the Company not already beneficially owned by the Buyer Consortium in a "going-private" transaction (the "Transaction") for US$5.21 per share of common stock in cash. The proposal letter states that the Buyer Consortium expects that the Board will appoint a special committee of independent directors to consider the proposal and make a recommendation to the Board. The proposal letter also states that the Buyer Consortium will not move forward with the proposed Transaction unless it is approved by such a special committee, and the proposed Transaction will be subject to a nonwaivable condition requiring approval by majority shareholder vote of shareholders other than the Buyer Consortium members. The Buyer Consortium currently beneficially owns approximately 74% of the issued and outstanding shares of common stock of the Company on a fully diluted and as-converted basis. The Board has established a special committee (the "Special Committee") of disinterested directors to consider the proposal The Special Committee is composed of the following independent directors of the Company: Mr. Lawrence W. Leighton, Mr. Feng Li, and Mr. Linyuan Zha, with Mr. Leighton serving as chairperson of the Special Committee. The Special Committee will be responsible for evaluating, negotiating and recommending to the Board any proposals involving a strategic transaction by the Company with one or more third parties. The Special Committee intends to retain advisors, including an independent financial advisor, to assist in the evaluation of the proposal and any additional proposals that may be made by the Buyer Consortium.

Corporate Structure

The corporate structure of the Company as of December 31, 2016 was as follows:

Our Industry

According to a research report prepared exclusively for the Company and issued by Frost & Sullivan in 2016, China is estimated to have consumed approximately 22.0 million Metric Tons ("MT") of modified plastic products in 2016, representing an increase of 12.8% compared to 2015. With China being the world's leading manufacturing center and with rising domestic individual consumption, we believe that demand for modified plastics from China will continue to increase in the foreseeable future. As shown in Figure 1, the market demand for modified plastics will reach 32.5 million MT in 2020, representing compound annual growth rates ("CAGR") of 10.2% and 10.9% by sales volume and revenues from 2016 to 2020. Currently, demand for our products is primarily driven by the Chinese automotive industry. In order for plastics to be used in automobile parts and components, they must satisfy specific physical criteria in terms of mechanical functionality, stability under light and heat, durability, flame resistance, and environmental friendliness. Modified plastics are usually found in interior materials, door panels, dashboards, mud flaps, chassis, bumpers, oil tanks, gas valves, grilles, unit heater shells, air conditioner shells, heat dissipating grids, wheel covers, and other components.

Figure 1: Analysis of Chinese Modified Plastics Market: Sales Volume and Revenue, China 2010-2020E

According to Frost & Sullivan's report, stimulated by the development of China's automotive industry, the Chinese automotive modified plastics market has experienced significant expansion from 2010 to 2015. with nearly a 34.2% growth in terms of revenue and sales volume during this period. Due to the drop of crude oil price since the latter half of 2014, market price of modified plastics has experienced an obvious decrease, which undulates sales revenue of the market in 2015. However the overall revenue of Chinese modified plastics has kept stable increase as the fast growing sales volume in different downstream application fields. The market demand is projected to reach 22.0 million MT in 2016. As illustrated in Figure 2, the Chinese automotive modified plastics market is expected to sustain rapid increase in terms of sales volume and revenues with CAGR of 12.8% and 13.4% from 2016 to 2020, respectively. Approximately 25.7% of the automotive modified plastic consumed in 2015 was imported from outside of the PRC or manufactured by multinational and joint venture companies. We believe that the demand for automotive modified plastic in China will grow continuously due to the fast growing Chinese automotive market, the increasing use per unit of plastic content in automobiles and favorable government incentives and regulations. Moreover, domestic producers will likely gain larger market share from imports as they are able to manufacture products with comparable quality at highly competitive prices and close proximity to their customers. We believe that the following are the key drivers for the automotive modified plastic industry in China.

Figure 2: Analysis of Chinese Automotive Modified Plastics Market: Sales Volume and Revenue (China), 2010-2020E
Source: Frost & Sullivan

According to the statistics by the China Association of Automobile Manufacturers ("CAAM") in 2015 China's production volume of automobiles increased from 18 units in 2010 to 24.5 million units in 2015. The market is expected to slightly slow down after several years' rapid growth, with a relatively high CAGR of 6.6% from 2016 to 2020. China has exceeded the United States to become the world's largest auto market as measured by the number of automobiles sold. We believe the growth momentum in China's auto sales will remain strong over the next four years. The automotive industry in China is still in its infancy with passenger car ownership of 118 vehicles per 1,000 inhabitants in 2015, which is significantly below Europe's average of 509 and United States' average of 789 according to National Bureau of Statistics, US Department of Energy, Eurosta, Frost & Sullivan.

The obvious gap of automotive ownership per 1,000 people among China, United States and Europe indicates that the Chinese automotive industry still has  huge development potential. The gap is expected to be further narrowed with China's vehicle per 1,000 people growing to 196 in 2020.

Figure 3: Overview of Chinese Macro Economy:

Vehicle Per 1000 People Comparison (Units per 1,000 people), 2010-2020E

Source: National Bureau of Statistics, US Department of Energy, Eurosta, Frost and Sullivan

•
According to the National Bureau of Statistics, the total number of Chinese automobile parts has experienced a rapid growth because of the economic development and the incentive policies issued by the government. The number kept a booming trend and increased from 78,020.0 thousand units in 2010 to 162,730.0 thousand units in 2015, and is forecasted to hit a record of 274,694.9 thousand units by 2020, with a CAGR of 10.8% from 2016 to 2020.

•
Figure 4: Overview of Chinese Macro Economy: Growth of Automotive Parts(China), 2010-2020E

Source: National Bureau of Statistics, Frost and Sullivan

•Rising personal income in China is one of the key drivers for the rapid growth of the Chinese automobile industry. As shown in Figure 5, China has achieved strong economic growth with nominal GDP increasing from approximately RMB 41,070.8 billion in 2010 to RMB 69,630.0 billion in 2015. And it is expected that China will maintain a steady economic growth during the period from 2016 to 2020. Per Capita Consumption Expenditure of Urban Household in China also shows a decent increase of 58.8 % from 2010 to 2015, and is forecasted to reach RMB 30,855.0 by the end of 2020. Moreover, cars have become more affordable in China as local or joint venture automobile manufacturers continuously expand their production to achieve economies of scale to lower production cost and source cheaper auto parts locally. Growing income and decreasing vehicle prices will continue to make car ownership more affordable for China's rising middle class.

Figure 5: Overview of Chinese Macro Economy and Chinese Auto Market: Growth of Nominal GDP and Per Capita Consumption Expenditure of Urban Household (China), 2010-2020E

Source:  National Bureau of Statistics, International Monetary Fund, and Frost & Sullivan

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
China
US
EU

Source: Frost & Sullivan, American Chemistry Council's Plastics Industry Producers' Statistics Group

Increasing Substitution of Imports

Though China's automotive plastic market has been dominated by foreign or joint venture ("JV") companies, Chinese suppliers are continually gaining market share. It is estimated that automotive plastics imported and manufactured by multinational and JV companies accounted for 25.7% of the total China automotive plastic supply in 2015, decreasing from 35.4% in 2010 according to a report by Frost & Sullivan. Compared to foreign competitors including JV companies, local manufacturers can largely benefit from the lower cost and geographical convenience in China and their product sales can be customized with time-efficient after sales services and technical supports. As the local production capacity of both domestic and foreign companies has been expanding, share of imports and multiple national companies is expected to decrease to 15.7% by the end of 2020, while the share of domestic manufacturers is forecast to rise to 84.3% in 2020 as they expand at a greater rate than MNC and JV in China.

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

Since 2000, modified plastics, including engineering plastics, have been categorized as a prioritized industrialization area by a series of government guidelines or development plans. Some of these policies include:

●  The 13th Five Year Plan for Development of Strategic Emerging Industries in China launched in 2016 included favorable policies toward advanced technologies in developing new aviation and space materials, encouraging the application of biodegradable plastics and the development of high-performance plastics used for additive manufacturing , as well as encouraging the development of new material industries

●  The "Made in China 2025" initiative launched on May 8, 2015 by State Council, encouraged development of new materials, energy-saving and new energy vehicles, power equipment, aerospace and aeronautical equipment, marine engineering and high-tech ships, modern railway equipment and agricultural machinery.

●  The "Development Plan of Additive Manufacturing (2015-2016)" initiative promulgated by the National Development and Reform Commission, Ministry of Industry and Information Technology and Ministry of Finance of People's Republic of China on February 28, 2015, advocated domestic production of several types of plastics with high heat resistance and high strength for additive manufacturing industry .

● It was stated in the "Outline of China's Twelfth Five-year Plan (2011)" that new functional materials, advanced structural materials, common base materials, fiber of high performance and its compounded material are key development directions of new material industry.
● It was stated in the "Catalogue for Guidance on Adjustment of Industrial Structure (2011)" promulgated by the National Development and Reform Commission on March 27, 2011, that the country is currently promoting (i) the development of production equipment of polycarbonate by the use of non-phosgene method, with annual output of 60000t/year and above, (ii) the production of engineering plastic including liquid crystalline polymer (LCP) and development and application of bleeding modification and alloying; (iii) the development and production of water – absorbed resin, conductible resin and biodegradable polymers; (iv) the development and production of new polyamide including nylon 11, nylon 1414 and nylon 46, nylon with long carbon chain and heat resistant nylon.

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

● Determining the detailed standards for average fuel consumption for passenger car manufacturers: 1) In 2015 average fuel consumption for passenger car reach 0.069L per kilometer; 2) In 2020 average fuel consumption for passenger car reach 0.05L per kilometer. It will accelerate the automobile weight reduction progress.

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

Our products are organized into eleven product groups, based on their physical characteristics, as set forth below:

Product Group	Number of Products Certified	Characteristics	Automotive or Other Application
Modified Polyamide 66 (PA66)	39	Abrasive resistance, self-lubrication, high strength, high temperature resistance, and flame resistance	Roof handles, door knobs, transmission connection plates, fan shrouds, glovebox assembles, engine hoods, stents baffle blocks, trajectory, fasteners, etc.

Modified Polyamide 6 (PA6)	37	High temperature resistance, weather resistance, high strength	Inner door knobs, door knobs, hand shanks, transmission connection plates, visor bases, etc.

Plastic Alloy	145	High impact resistance, high temperature resistance, flame resistance, platable	Instrument panels, instrument frames, shields, automotive center stacks, speaker covers, grids, fog light shells, battery bases, seat armrests, luggage holders, etc.

Modified Polypropylene (PP)	158	Non-toxic, odorless, low density, insulated, and low moisture uptake	Instrument panels, inner panels, columns, bumpers, air conditioner shells, door knobs, mudguards, etc.

Modified Acrylonitrile butadiene styrene (ABS)	20	High rigidity, low density, rigidity toughness balance, slow burn, and corrosion resistance	Heat dissipating grids, steering wheel shells, cup holders, seal banks, instrument panels, inner door knobs, wheel covers, etc.

Polyoxymethylenes (POM)	1	High strength, low moisture uptake, size stability, high glass, high temperature resistance, fatigue resistance	Heater fans, signal lamps switches, gas reseior covers, door knobs, hand shanks, fuel pumps, dynamic valves, accelerator pedals, rampetior elements, etc.

Polyphenylene Oxide (PPO)	1	High rigidity, flame retardant, abrasive resistance, pollution resistance, high temperature resistance
Battery plants, lamp holder insulation parts, anti freezer grids, booms, instrument panels, window frames, tool cabinet covers, handwheel boxes, heater holders, heater baffles, cooling system connections, pump strainer nets, ammeler frameworks, rearview, etc.

Modified Polyphenylene Sulfide (PPS)	1	High temperature resistance, corrosion resistance, radiation resistance, flame resistance, size stability
Air bleed control valves, pneumatic signal conditioners, sparks plug wire insulation covers, tachometer sensor covers, electrical pumps, fuel pump impellers and covers, air cylinder covers, water pump impellers, etc.

Modified Polylactic Acid (PLA)	-	Reproducible, good biological compatibility and totally degraded	Glove box handle, seat cover, rearview mirror shell, etc.

Modified Polyimide (PI)	-	Flame resistance, high strength, high temperature resistance, corrosion resistance	Compressor blade, piston ring, sealing washer, bushing, gear, brake block, etc.

PEEK*	N/A	Excellent mechanical and chemical resistance and temperature tolerance	Used in communications and transport electronics and electrical appliances, machinery, medical and analytical equipment

Total	402

*PEEK is primarily used in applications that are unrelated to automotive applications, which does not require certifications and is in the product development stage.

Raw Materials

The principal raw materials used for the production of our modified plastic products are plastic resins such as polypropylene, ABS and nylon. Polypropylene is a chemical compound manufactured from petroleum.  ABS is a common thermoplastic used to make light, rigid, molded products such as automotive body parts and wheel covers.  Nylon is a thermoplastic silky material. Approximately 64.0% of our total raw materials purchased by volume are sourced from overseas petrochemical enterprises and 36.0% from domestic petrochemical enterprises during the year ended December 31, 2016.
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

Because raw materials constitute a substantial part of the cost of our products, we seek to reduce costs by dealing with major suppliers. During the year ended December 31, 2016, the Company purchased approximately 67.3% of the Company's raw materials from five major suppliers. By dealing in large quantities with these major suppliers, we obtain reduced prices for raw materials, therefore reducing the cost of our products. If we were unable to purchase from these suppliers, we believe we would still have adequate sources of raw materials from other petrochemical distributors without material impact on the cost of our products.

Research and Development

HLJ Xinda Group and Sichuan Xinda were organized to provide us with ongoing additions to our technology through advanced development methods, which represent the key to our competitive strength and success. Our goal is to utilize our state-of-the-art methods, equipment and our technical expertise to produce plastics of the highest quality that are cost-efficient for our customers. Toward this end, we have staffed HLJ Xinda Group and Sichuan Xinda with 77 employees who have Ph.D. and/or Master's degrees, 364 employees who have Bachelor's degrees, and 44 employees with Associate Bachelor's degrees.  In addition, we have 19 consultants, including one consultant who is a member of the Chinese Academy of Engineering. On average, our employees have been working in our industry for more than three years, and our key R&D employees have on average more than 10 years of experience in our industry.

To supplement the efforts of our HLJ Xinda Group and Sichuan Xinda, we have cooperated with a number of the leading technology institutions in China. Besides providing specialized research and development skills, these relationships help us formulate cutting-edge research programs aimed at developing new technologies and applications in plastics engineering.

In addition, Dubai Xinda focuses on more advanced research and development in high-end applications relative to our research and development efforts in China.
All our significant research and development activities are overseen by the members of our Scientific Advisory Board, which we have assembled from the leaders in China's chemical engineering industry.  Currently, the members of the Scientific Advisory Board are:

●	Xigao Jian: Member of Chinese Academy of Engineering, Professor of Dalian University of Technology
●	Kai Zheng: Secretary General of China Engineering Plastics Industry Association
●	Chao Bi: Associate Professor of School of Mechanical and Electrical Engineering of Beijing University of Chemical Technology
●	Jian Yu: Professor of Institute of Polymer Science, Tsinghua University
●	Aimin Zhang: Professor of the State Key Laboratory of Polymer Materials Engineering Polymer Research Institute of Sichuan University
●	Dongbo Guan: Professor of School of Materials Science & Engineering, Jilin University
●	Zhigang Wang: Professor of School of Chemistry and Materials Science, University of Science and Technology of China
●	Chunze Yan: Associate professor of Huazhong University of Science and Technology
●	Guangming Li: Professor of Heilongjiang University
●	Qixin Zhuang: Professor of School of Materials Science and Engineering, East China University of Science and Technology
●	Guowei Jiang: Deputy Researcher of Changchun Institute of Applied Chemistry of the Chinese Academy of Sciences
●	Yan Jin: Professor of Beijing Research Institute of Chemical Engineering, China Petroleum Chemical Corporation
●	Jinyan Wang: Professor of Dalian University of Technology
●	Chao Wang: Assistant Researcher and Supervisor of Engineering Training Center, Harbin Engineering University
●	Haiqing Wang: Senior Lecturer of Shandong University

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

Our research and development expenses were US$47,989,665, US$21,061,345, US$29,434,680 during the years ended December 31, 2016, 2015, and  2014, respectively.

Intellectual Property

Patents

As a result of our collection of academic and technological expertise, we have 26 approved patents and 412 pending patent applications in China, as set forth in the following table:

No	Patent Name	Application No	Date	Status
1	A sprayed directly material used in car bumper	200810051570.8	December 10, 2008	Authorized

2	Supercritical fluid rapid diffusion synthesis of nano calcium carbonate enhanced microcrystalline polypropylene composites	200910073402.3	December 11, 2009	Authorized

3	A method for automotive interior low odor, low VOC, high performance polypropylene composites	201010258937.0	August 20, 2010	Authorized

4	A high heat-resistant PC / ASA alloy material and its preparation method	201010508149.2	October 15, 2010	Authorized

5	A preparation method of polylactic acid used in auto dashboard	201110035716.1	February 11, 2011	Authorized

6	A rapid detection method of the tensile property of modified PP used in auto specially by non-standard situation	201110094454.6	April 15, 2011	Authorized

7	A high-powered aircraft tail composite material and its preparation process	201110196209.6	July 13, 2011	Authorized

8	A preparation method of polypropylene resin foam particles with supercritical CO2 act	201110230302.4	August 12, 2011	Authorized

9	A high toughness, low warpage and high-mobility PET/PBT/PC alloy reinforced by glass fiber and its preparation method	201110235189.9	August 17, 2011	Authorized

10	A high impact and high heat-resistant flame retardant ABS composite material reinforce by glass fiber and its preparation process	201110268625.2	September 13, 2011	Authorized

11	A high-strength carbon fiber reinforced polyetheretherketone composite material and its preparation method	201210114931.5	April 20, 2012	Authorized

12	High performance halogen-free flame-retardant PC / ABS composite material and its preparation method	201210201826.5	June 19, 2012	Authorized

13	A high temperature conductive PPO/PA6 alloy material and its preparation method	201210241856.9	July 13, 2012	Authorized

14	High-performance, green flame retardant reinforced PA66 composites technology	201210260160.0	July 26, 2012	Authorized

15	An antistatic LSOH flame retardant PC / ABS alloy material and its preparation method	201210296750.9	August 20, 2012	Authorized

16	A free primer and sprayed directly on the bumper composites	201210306240.5	August 27, 2012	Authorized

17	An extrusion grade sisal fiber reinforced polypropylene composite material and its preparation process	201210357867.3	September 25, 2012	Authorized

18	A long glass fiber reinforced polypropylene material and its preparation method	201210362626.8	September 26, 2012	Authorized

19	A modified Kevlar fiber reinforced PA66 material and its preparation method	201210369747.5	September 29, 2012	Authorized

20	A glass fiber reinforced poly (ethylene terephthalate) / polycarbonate alloy	201210403197.4	October 22, 2012	Authorized

21	Graphene / polymer conductive composites	201210411231.2	October 25, 2012	Authorized

22	A production method of antimicrobial, hydrophilic polypropylene particle	201210411680.7	October 25, 2012	Authorized

23	A glass fiber, SiO2 enhanced toughening polyphenylene sulfide material and its preparation method	201210439116.6	November 7, 2012	Authorized

24	A applied to electrostatic spraying PPO/PA6 alloy material and its preparation method	201310367459.0	August 22, 2013	Authorized

25	A stereoscopic word based on 3D printing	201520229477.7	April 16, 2015	Authorized

26	A medical chest straps based on 3D printing technology and its preparation method	201510290769.6	June 1, 2015	Authorized

27	A molding method suitable PEEK	201010173663.5	May 17, 2010	Pending

28	A high notched impact PA / ASA alloy material and its preparation method	201010230061.9	July 19, 2010	Pending

29	A method for automotive interior matte, anti-scratch modified polypropylene composites	201010230064.2	July 19, 2010	Pending

30	A lower mold shrinkage ratio method of calcium carbonate / polypropylene nanocomposites	201010230088.8	July 19, 2010	Pending

31	Nano-ZnO filled with modified PEEK film and its preparation method	201010258955.9	August 20, 2010	Pending

32	A high impact and high flow PC / ASA alloy material and its preparation method	201010258950.6	August 20, 2010	Pending

33	A preparation method of SiO2/CaCO3 nano-composite particles modified polypropylene	201010282042.0	September 15, 2010	Pending

34	A microporous zeolite materials modified PEEK and its preparation method	201010282022.3	September 15, 2010	Pending

35	An anti-aging, anti-yellowing, low odor polypropylene composite material and its preparation method	201010508177.4	October 15, 2010	Pending

36	A alloy material of high-impact, high-brightness ASA	201010543439.0	November 15, 2010	Pending

37	A preparation method of the thermoplastic elastomers PP with high mobility and high resistance of deformation	201110035725.0	February 11, 2011	Pending

38	A preparation process of high weathering colour ASA resin	201110347336.1	February 11, 2011	Pending

39	A preparation method of polymer composites with high toughness	201110035736.9	February 11, 2011	Pending

40	A special material of cooling grille with high heat resistance and high weather resistance	201110094466.9	April 15, 2011	Pending

41	A preparation process of ABS alloy with high impact performance and high heat resistance	201110122586.5	May 12, 2011	Pending

42	A preparation process of centralized control method used in plastic production line	201110122566.8	May 12, 2011	Pending

43	A preparation method of easily dispersed and easily processing polyprolene composite material	201110158511.2	June 14, 2011	Pending

44	A preparation method of high heat-resistant and high rigid PLA composite material reinforced by fully biodegradable natural fiber	201110158512.7	June 14, 2011	Pending

45	A preparation process of the premixed screening system	201110158488.7	June 14, 2011	Pending

46	A rapid detection method of the impact property of modified plastics used in automobile specially	201110158528.8	June 14, 2011	Pending

47	A high toughness, low warpage and low mold temperature PET/PA6 alloy reinforced by glass fiber and preparation method	201110347339.5	November 7,2011	Pending

48	A high impact PA6 composite material with core-shell toughening and its preparation method	201110196226.X	July 13, 2011	Pending

49	A preparation method of the plastic production line with high performance and high homogeneity	201110233488.9	August 16, 2011	Pending

50	A preparation method of polylactic acid used composite material modified by hydroxyapatite with supercritical water act	201110268687.3	September 13, 2011	Pending

51	A high heat-resistant and high wear-resistant PEEX composite material and its preparation process	201110347338.0	January 10, 2011	Pending

52	A polypropylene composite material used in battery tank of new source of energy automobile and its preparation method	201110347320.0	November 7, 2011	Pending

53	A preparation method of glass fiber reinforced polyether ether ketone with high strength and high heat resistance	201110399890.4	December 5, 2011	Pending

54	A high toughness of polycarbonate blends material and its preparation method	201110319832.6	December 20, 2011	Pending

55	A high-impact, green flame retardant PC / ABS alloy material and its preparation process	201210122281.9	April 25, 2012	Pending

56	A preparation method for heat-resistant and easy processing of natural fiber reinforced polylactic acid composites	201210147444.9	May 14, 2012	Pending

57	A preparation method of high encapsulation efficiency and stable release polylactic lysozyme drug microsphere	201210295154.9	August 20, 2012	Pending

58	A Supercritical carbon dioxide reactor pressure method for preparing polypropylene foamed material	201210298694.2	August 22, 2012	Pending

59	An antimicrobial, dust suppression, halogen-free flame retardant ABS and its preparation process	201210305824.0	August 27, 2012	Pending

60	A preparation methods of ultra-hydrophobic microporous polymer film	201210358122.9	September 25, 2012	Pending

61	A flame-retardant glass fiber reinforced PA66 and its preparation method	201210370558.X	September 29, 2012	Pending

62	A method for preparing an enhanced flame retardant rigid polyurethane composites	201310467797.1	October 10, 2013	Pending

63	A MARINE with wear-resistant ultra high molecular weight polyethylene composites	201310468060.1	October 10, 2013	Pending

64	Preparation method of impact-resistant strain of modified polylactic acid material	201310468059.9	October 10, 2013	Pending

65	A method for preparing low temperature resistance, scratch-resistant zipper jacket compound for cars	201310468076.2	October 10, 2013	Pending

66	A free spray paint bumper with modified material and preparation method	201310468057.X	October 10, 2013	Pending

67	An environmentally friendly fire-retardant, high-performance EVA composite material and preparation method	201310467812.2	October 10, 2013	Pending

68	The chest protected belts	201220526299.0	October 15, 2012	Pending

69	A non-asbestos and non-metal materials brake pads composite material and its preparation method	201210395921.3	October 18, 2012	Pending

70	A high toughness wear-resistant fiberglass /PA6 composites for rail transit fasteners	201210396122.8	October 18, 2012	Pending

71	A wear-resistant, anti-static, flame retardant ultra-high molecular weight polyethylene composite material	201210402814.9	October 22, 2012	Pending

72	A high impact, high heat-resistant PC / PBT alloy material and its preparation process	201210403095.2	October 22, 2012	Pending

73	A continuous aramid fiber reinforced POM materials and preparation methods	201210411967.X	October 25, 2012	Pending

74	An alcohol solution PA66 material special for intake manifold and its preparation method	201210442251.6	November 8, 2012	Pending

75	A mechanical strength polypropylene power lithium battery separator and its preparation method	201210472283.0	November 21, 2012	Pending

76	An environmentally friendly self- aromatic polypropylene material and its preparation process	201210457403.X	November 15, 2012	Pending

77	A multilayer hot pressing method for preparing hydroxyapatite / polylactide composite	201210474211.X	November 21, 2012	Pending

78	Preparation of a glass fiber reinforced nylon 66 / nylon 6 Composites	201310185041.8	May 20, 2013	Pending

79	An environmentally friendly foam polypropylene material and preparation method	201310185228.8	May 20, 2013	Pending

80	An ramie fiber reinforced polypropylene composite material and its preparation process	201310185514.4	May 20, 2013	Pending

81	A high mobility of polyvinyl alcohol / lignin WPC	201310203047.3	May 28, 2013	Pending

82	One kind of resistance to warpage reinforced polyamide 6 material and preparation method	201310250426.8	June 24, 2013	Pending

83	Preparing a polyamide material reinforced with continuous glass fibers	201310250967.0	June 24, 2013	Pending

84	A low-cost method for preparing hydrophobic material of polypropylene	201310250185.7	June 24, 2013	Pending

85	A polypropylene self-luminous material and preparation method	201310250047.9	June 24, 2013	Pending

86	A preparation method of reinforced, flame-retardant ABS material	201310367420.9	August 22, 2013	Pending

87	One kind of aramid pulp-reinforced PA66 composite material and preparation method	201310367404.X	August 22, 2013	Pending

88	Preparation of a high-performance fiber-reinforced polyphenylene sulfide composites	201310372289.5	August 24, 2013	Pending

89	One kind of anti-alcohol solution, low warpage reinforced nylon66 composite material and preparation method	201310372282.3	August 24, 2013	Pending

90	A high-gloss, free paint, scratch-resistant alloy material and preparation method	201310372789.9	August 26, 2013	Pending

91	A preparation process of heat-stable flame retardant reinforced nylon composite material	201310413691.3	September 12, 2013	Pending

92	An anti-oxidation, high flow, flame retardant ABS and preparation process	201310413270.0	September 12, 2013	Pending

93	An flax noil fiber reinforced polypropylene composite material and its preparation process	201310413287.6	September 12, 2013	Pending

94	A Preparation of applying to charging pile casing PC / ABS alloy compound	201310414007.3	September 12, 2013	Pending

95	A no-spray, high durability, scratch-resistant, flame retardant ABS Preparation and Process	201310414024.7	September 12, 2013	Pending

96	An antistatic, low smoke, flame retardant PC / ABS alloy materials and preparing process	201310414847.X	September 13, 2013	Pending

97	A direct line of long glass fiber reinforced thermoplastic composite material and its preparation method	201310471859.6	October 12, 2013	Pending

98	A toughening wear-resistant alloy material and preparation method	201310556261.7	November 12, 2013	Pending

99	A high resistance temperature reinforced polyamide 6 material and preparation method	201310556569.1	November 12, 2013	Pending

100	Preparation of an aircraft engine surrounding high temperature polyimide composites	201310555389.1	November 12, 2013	Pending

99	A high resistance temperature reinforced polyamide 6 material and preparation method	201310556569.1	November 12, 2013	Pending

101	Preparation of a high strength of continuous glass fiber reinforced nylon 6 material	201310555451.7	November 12, 2013	Pending

102	A highly weather-resistant polypropylene self-luminous material and preparation method	201310555483.7	November 12, 2013	Pending

103	Method for preparing porous polymer composite superhydrophobic films	201310559589.4	November 13, 2013	Pending

104	A polypropylene foam material and preparation method	201310559024.6	November 13, 2013	Pending

105	One kind of aramid fiber / polyimide composite material and preparation method	201310559294.7	November 13, 2013	Pending

106	An alloy NiMoB modified talc enhanced Bumper material and its preparation method	201310559588.X	November 13, 2013	Pending

107	A silicone toughening polyphenylene sulfide material and its preparation method	201310560625.9	November 13, 2013	Pending

108	A high toughness, wear-resistant rail fasteners with glass / nylon 6 Composites	201310646768.1	December 6, 2013	Pending

109	A high-gloss, avoid spraying PTT / PMMA rearview mirror Compound and its production process	201310652729.2	December 6, 2013	Pending

110	A keyboard and mouse with anti-bacterial perspiration modified plastics and its preparation method	201310676101.6	December 13, 2013	Pending

111	A high-strength lightweight hollow glass microspheres toughening PP material and preparation method	201310721731.0	December 25, 2013	Pending

112	a method for producing a heatproof polyimide composite used for aircraft engine periphery	201410144739.X	April 12, 2014	Pending

113	Preparation method of a special fiber reinforced skis	201410144740.2	April 12, 2014	Pending

114	A 2D carbon fiber heating cloth	201410144738.5	April 12, 2014	Pending

115	The preparation method of a kind of special fiber cable oil and gas exploration	201410146070.8	April 14, 2014	Pending

116	A kind of thermoplastic carbon fiber property and its preparation method.	201410145300.9	April 14, 2014	Pending

117	a method for preparing super toughened polylactic acid base composite material	201410145345.6	April 14, 2014	Pending

118	Preparation method of a glass fiber reinforced polylactic acid base composite material	201410145388.4	April 14, 2014	Pending

119	a method for producing a heatproof polyimide composite	201410205669.4	May 16, 2014	Pending

120	Oil and gas exploration prepared by weaving method of special fiber cable	201410205870.2	May 16, 2014	Pending

121	A high toughness flame retardant PLA/PC alloy	201410206092.9	May 16, 2014	Pending

122	Preparation method of PBO fiber reinforced skis	201410205670.7	May 16, 2014	Pending

123	A thermosetting carbon fiber prepreg and its preparation method	201410205668.X	May 16, 2014	Pending

124	An advantage of specially coupling treated carbon fibers reinforced PEEK	201410262651.8	June 13, 2014	Pending

125	A high dimensional stability、excellent abrasion resistance PEEK valve composite	201410262638.2	June 13, 2014	Pending

126	The preparation method of a high-strength PEEK composites	201410262746.X	June 13, 2014	Pending

127	High thermal conductivity high heat resistance carbon fiber heating cloth	201410262691.2	June 13, 2014	Pending

128	Preparation of low temperature resistance special fiber reinforced skis	201410262850.9	June 14, 2014	Pending

129	A Method for preparing high performance PEEK/long glass fiber composites	201410263606.4	June 16, 2014	Pending

130	The preparation method of a kind of long glass fiber reinforced polypropylene	201410264159.4	June 16, 2014	Pending

131	a method for producing a polyimide composite	201410326840.7	July 10, 2014	Pending

132	Preparation of Carbon Fiber Reinforced PI Composite Material	201410326641.6	July 10, 2014	Pending

133	Preparation of a high tensile strength of PEEK composites	201410326616.8	July 10, 2014	Pending

134	Preparation of one kind of ultra light and thin fiber reinforced skids	201410326799.3	July 10, 2014	Pending

135	The preparation method of glass fiber reinforced polypropylene	201410365812.6	July 29, 2014	Pending

136	The preparation method of large tow carbon fiber cable	201410363355.7	July 29, 2014	Pending

137	A toughening polylactic and acid and its preparation method	201410362495.2	July 29, 2014	Pending

138	The preparation of a high-strength high-temperature polyimide composites	201410413832.6	August 21, 2014	Pending

139	A high-heat-resistant, excellent in abrasion resistance sheet composite PEEK valve	201410413379.9	August 21, 2014	Pending

140	A preparation method of PEAK modified epoxyresin system/carbon fiber cable	201410413361.9	August 21, 2014	Pending

141	A high transparent heat-proof polylactic acid based composite material of the preparation method	201410413616.1	August 21, 2014	Pending

142	Preparation of PI composite material by coupling agent treated glass fiber	201410481809.0	September 22, 2014	Pending

143	A preparation method of poly(lacticacid)/starch composite foams	201410489544.9	September 22, 2014	Pending

144	New type of composite carbon fiber heating cloth	201410481306.3	September 24, 2014	Pending

145	A modified high-performance carbon fiber composite materials	201410747395.1	December 10, 2014	Pending

146	A kind of 3D printing poly lactic acid/leather powder composite materials and its preparation method	201410690528.6	November 27, 2014	Pending

147	A kind of biodegradable polymer-docetaxel bonding medicine and its preparation method	201410690529.0	November 27, 2014	Pending

148	A preparation method of polyimide composite material	201410691532.4	November 27, 2014	Pending

149	A preparation method of high toughness biodegradable polylactic acid foam plastics	201410691587.5	November 27, 2014	Pending

150	A preparation of antibacterial polylactic acid fiber	201410691901.X	November 27, 2014	Pending

151	A kind of poly lactic acid preparation method of lactide ring-opening polymerization	201410697015.8	November 28, 2014	Pending

152	A modification of PLA material and its preparation method	201410697822.X	November 28, 2014	Pending

153	A method of preparing high strength PLA composites	201410697790.3	November 28, 2014	Pending

154	A kind of twin screw reactive extrusion method ring opening polymerization preparation of PLA	201410697838.0	November 28, 2014	Pending

155	A method of preparing high toughness PLA composites	201410697801.8	November 28, 2014	Pending

156	A kind of organic molecule catalytic method for preparation of poly lactic acid	201410703493.5	November 30, 2014	Pending

157	A surface treatment of carbon fiber reinforced thermoplastic polyimide composites	201410703815.6	November 30, 2014	Pending

158	A carbon fiber-reinforced thermoplastic polyimide composites	201410703816.0	November 30, 2014	Pending

159	A preparation method of the high toughness, high mobility PLA/PP Alloy	201410704664.6	December 4, 2014	Pending

160	A preparation method of the natural fiber/polylactic acid based composite materials	201410704612.9	December 4, 2014	Pending

161	A preparation method of the high toughness ABS/PLA-based alloys	201410704588.9	December 4, 2014	Pending

162	Nanoparticles/CF hybrid reinforced PEEK composite material and its preparation method	201410729719.9	December 5, 2014	Pending

163	Method for preparing thermoplastic polyimide composites	201410730324.0	December 5, 2014	Pending

164	Boron fiber reinforced polyimide	201410730235.6	December 5, 2014	Pending

165	A method of preparation of carbon fiber prepreg reinforced skis	201410729635.5	December 5, 2014	Pending

166	High mobility TLCP/PES/PEEK composite material and its preparation method	201410729614.3	December 5, 2014	Pending

167	An PEEK/BaSo4 composite material and its preparation method	201410730260.4	December 5, 2014	Pending

168	Foamed PP and graphite fiber composites preparation methods of enhancement of skis	201410729634.0	December 5, 2014	Pending

169	Method for increasing the compatibility of PPS/PEEK composite materials	201410730258.7	December 5, 2014	Pending

170	A compressor valve plate with a modified material and the method	201410733902.6	December 8, 2014	Pending

171	An automobile air conditioner drive gear with the modified materials and the method	201410733905.X	December 8, 2014	Pending

172	Method for preparing high toughness of polycarbonate/polylactic acid-based alloys	201410733882.2	December 8, 2014	Pending

173	A preparation method of high performance PEEK/carbon fiber composite material	201410747379.2	December 10, 2014	Pending

174	A preparation method of PEEK composite material	201410746978.2	December 10, 2014	Pending

175	A ternary no return toughening copolymer of polylactic acid composite material and its preparation method	201410747386.2	December 10, 2014	Pending

176	Sensor with high-performance fiber-reinforced PPS composites	201410747061.4	December 10, 2014	Pending

177	Glass fiber modified wearable Polyimide	201410747053.X	December 10, 2014	Pending

178	An advantage of specially prepared by coupling treatment sio2 reinforced PEEK	201410747062.9	December 10, 2014	Pending

179	A high-mobility PVA/wood flour composite biomass	201410747054.4	December 10, 2014	Pending

180	One kind of thermal evaporation method graphene Gec	201410746877.5	December 10, 2014	Pending

181	A highly heat-resistant polylactic acid/Wood Flour Composites	201410747097.2	December 10, 2014	Pending

182	Preparation of an enhanced flame retardant polyurethane composites	201410747055.9	December 10, 2014	Pending

183	A process for producing fiber reinforced PA6 dedicated 3D printing materials processing using a special method	201410747082.6	December 10, 2014	Pending

184	A preparation method of low warpage ABS special 3D printing materials	201410746979.7	December 10, 2014	Pending

185	A preparation method of impact-resistant strain of modified polylactic acid materials	201410747377.3	December 10, 2014	Pending

186	A preparation method of chemical vapor deposition method graphene films	201410747180.X	December 10, 2014	Pending

187	A process for producing acrylic polyurethane high-solids coatings	201410747079.4	December 10, 2014	Pending

188	The use of core-shell particles toughening PC and PBT resin	201410747406.6	December 10, 2014	Pending

189	A high strength, high modulus of PEEK composite material and preparation method	201410747376.9	December 10, 2014	Pending

190	A kind of microfluids device prepared by the technology of 3D-printing	201410747264.3	December 10, 2014	Pending

191	A high-retardant polyvinyl alcohol/Wood Flour Composites biomass	201410746938.8	December 10, 2014	Pending

192	A method of processing aids (ACR) improved PVC materials	201410746804.6	December 10, 2014	Pending

193	A preparation method of polylactic acid film	201410746939.2	December 10, 2014	Pending

194	A kind of suitable for 3D printing chest straps of polylactic acid materials and its preparation method	201510089885.1	February 28, 2015	Pending

195	A kind of alloy material for 3D printing	201510179994.2	April 16, 2015	Pending

196	A method of preparation of water-soluble PLA support material for 3D printing	201510180141.0	April 17, 2015	Pending

197	A kind of high performance PEEK/chopped carbon fiber composite material and the preparation method	201510180750.6	April 17, 2015	Pending

198	The preparation method of a high toughness polylactic acid based composite material	201510180761.4	April 17, 2015	Pending

199	A nylon base composite material for medical strap by 3D printing and the preparation method	201510180170.7	April 17, 2015	Pending

200	A preparation method of 3D printing support material of PVA with amylum filled	201510342646.2	June 19, 2015	Pending

201	A preparation method of ASA composite materials for 3D printing	201510342647.7	June 19, 2015	Pending

202	A kind of PBT/carbon fiber composite material and its preparation method	201510343448.8	June 20, 2015	Pending

203	A kind of anionic catalytic method for preparation of PLA	201510343470.2	June 20, 2015	Pending

204	A kind of suitable for 3D printing flexible material and its preparation method	201510343479.3	June 20, 2015	Pending

205	A gear assembly line pen container	201510372972.8	July 1, 2015	Pending

206	A 3D printing PA-12 composite materials and preparation methods	201510425924.0	July 21, 2015	Pending

207	A kind Of PC/ABS alloy for 3D printing	201510425922.1	July 21, 2015	Pending

208	A kind Of chitosan fill the PVA support materials for 3D printing	201510425923.6	July 21, 2015	Pending

209	A preparation methods of PA-12 composite materials for 3D printing	201510425925.5	July 21, 2015	Pending

210	A preparation methods of ASA composite materials for 3D printing	201510426034.1	July 21, 2015	Pending

211	A PCL materials for 3D printing	201510426518.6	July 21, 2015	Pending

212	A PLA/carbon fiber composite materials for 3D printing	201510444970.5	July 27, 2015	Pending

213	A ABS/carbon fiber composite materials for 3D printing	201510444857.7	July 27, 2015	Pending

214	A low-cost PEEK composite materials	201510442250.5	July 27, 2015	Pending

215	A kind of flame retardant PEK-C composite materials	201510442249.2	July 27, 2015	Pending

216	The preparation method of PLA composites with higher strength	201510513220.9	August 20, 2015	Pending

217	High flexibility and heat resistance of modified PLA material and its preparation method	201510513331.X	August 20, 2015	Pending

218	The preparation method of high toughness PLA composites	201510513381.8	August 21, 2015	Pending

219	A low hardness material for 3D printing and its preparation method	201510513507.1	August 21, 2015	Pending

220	A kind of high toughness ABS/PLA base alloy and its preparation method	201510513987.1	August 21, 2015	Pending

221	A preparation methods of PLA/carbon fiber composite cable	201510513965.5	August 21, 2015	Pending

222	A kind of high toughness PC/PLA base alloy and its preparation method	201510513964.0	August 21, 2015	Pending

223	A PLA/PCL materials for 3D printing	201510513963.6	August 21, 2015	Pending

224	A preparation methods of biodegradable PP composite materials	201510516595.0	August 21, 2015	Pending

225	A kind of twin screw reactive extrusion method ring opening polymerization preparation of PLA	201510516697.2	August 21, 2015	Pending

226	A 3D printing with PLA wood plastic composite material and its preparation method	201510516892.5	August 22, 2015	Pending

227	A kind of biodegradable plastic material	201510516891.0	August 22, 2015	Pending

228	A water-soluble 3D printing support material and its preparation method	201510517574.0	August 22, 2015	Pending

229	A kind of modified carbon fiber reinforced PEK-C composite materials	201510518210.4	August 24, 2015	Pending

230	The preparation method of PLA by catalytic organic molecules	201510529386.x	August 26, 2015	Pending

231	A kind of alloy material for 3D printing	201510529324.9	August 26, 2015	Pending

232	The preparation method of PLA by glue lactide ring-opening polymerization	201510529229.9	August 26, 2015	Pending

233	A PLA/PCL based materials for 3D printing	201510596497.2	September 19, 2015	Pending

234	A kind of PC/PLA alloy for 3D printing	201510596496.8	September 19, 2015	Pending

235	A preparation methods of PA-12 composite materials for 3D printing	201510596494.9	September 19, 2015	Pending

236	A straw filling masterbatch for car and its preparation method	201510596493.4	September 19, 2015	Pending

237	A kind of flame retardant straw man-made composite panels and its preparation method	201510598097.5	September 21, 2015	Pending

238	A kind of injection molding with straw powder/PP composite wood plastic material	201510598151.6	September 21, 2015	Pending

239	A free aldehyde a two-component straw green adhesive and its preparation method	201510598096.0	September 21, 2015	Pending

240	A radiation-hardened PEK-C composite materials	201510598127.2	September 21, 2015	Pending

241	A highly transparent and heat resistant PLA based composite materials and preparation methods	201510605550.0	September 22, 2015	Pending

242	A long natural fiber/PLA based composite materials and preparation methods	201510605549.8	September 22, 2015	Pending

243	A high toughness, high liquidity PLA/PP alloy and its preparation method	201510605551.5	September 22, 2015	Pending

244	A kind of chemical modification of two-component straw without adhesive and its preparation method	201510606502.3	September 23, 2015	Pending

245	A filler masterbatch containing straw fiber and its preparation method	201510620223.2	September 26, 2015	Pending

246	A kind of high toughness of polyolefin/PLA based alloy material and its preparation method	201510620222.8	September 26, 2015	Pending

247	A straw in organic resin environmental protection plastic masterbatch and preparation method	201510620187.X	September 26, 2015	Pending

248	A straw combined with compound wood plastic material and its preparation method	201510621223.4	September 28, 2015	Pending

249	A kind of SEBS compound materials for 3D printing and preparation methods	201510625700.4	September 29, 2015	Pending

250	A 3D printing in toughening PLA material	201510678609.9	October 21, 2015	Pending

251	A 3D printing with imitation wood material and its preparation method	201510678582.3	October 21, 2015	Pending

252	A shock profile ASA modification and preparation method	201510678508.1	October 21, 2015	Pending

253	A kind of suitable for 3D printing PP/SEBS composite materials	201510678417.8	October 21, 2015	Pending

254	A weather resistance type ASA material preparation method	201510682952.0	October 22, 2015	Pending

255	A 3D printing with PA-12/carbon fiber composite material preparation method	201510774246.9	November 14, 2015	Pending

256	A PEEK composites used for 3D printing	201510776191.5	November 16, 2015	Pending

257	A 3D printing use environmental protection material and its preparation method	201510781986.5	November 17, 2015	Pending

258	A 3D printing to strengthen PLA material	201510781729.1	November 17, 2015	Pending

259	A 3D printing for PVA/PLA composite materials	201510781822.2	November 17, 2015	Pending

260	Carbon fiber reinforced polylactic acid/hydroxyapatite composite material preparation method	201510781758.8	November 17, 2015	Pending

261	A PLA/PCL composite materials for 3D printing fixed with chest photo	201510781757.3	November 17, 2015	Pending

262	A carbon fiber thermoplastic composites material and its preparation method	201510802664.4	November 20, 2015	Pending

263	A kind of plant fiber modified PP composite material and its preparation process	201510801217.7	November 20, 2015	Pending

264	A straw biodegradable green tableware and its preparation method	201510800686.7	November 20, 2015	Pending

265	A straw packaging products and its preparation method	201510800422.1	November 20, 2015	Pending

266	A long natural fiber/polylactic acid based composite material preparation method	201510807808.5	November 23, 2015	Pending

267	A preparation method of high strength and biodegradable PLA composite material	201510949307.0	December 20, 2015	Pending

268	A high-performance PLA and its preparation method	201510949312.1	December 20, 2015	Pending

269	A kind of biodegradable recycling PLA material and its preparation method	201510949306.6	December 20, 2015	Pending

270	A kind of inorganic filler biodegradable 3D printing consumables and its preparation method	201510949636.5	December 20, 2015	Pending

271	A low-cost biodegradable 3D printing consumables and its preparation method	201510949637.x	December 20, 2015	Pending

272	A kind of biodegradable 3D printing reinforced material and its preparation method	201510949653.9	December 20, 2015	Pending

273	A biodegradable 3D printing alloy material and its preparation method	201510949651.x	December 20, 2015	Pending

274	A synthetic PLA composite and its preparation method	201510994685.0	December 30, 2015	Pending

275	The preparation method of high toughness PLA composites	201510994684.6	December 30, 2015	Pending

276	A kind of high strength polypropylene fiber and its manufacturing method	201510994680.8	December 30, 2015	Pending

277	The method of preparation of polypropylene fiber	201510994693.5	December 30, 2015	Pending

278	The preparation method of the high toughness PP composites	201510994695.4	December 30, 2015	Pending

279	Carbon fiber reinforced polylactic acid/hydroxyapatite composite material preparation method	201510994697.3	December 30, 2015	Pending

280	The preparation method of PLA/PP bicomponent fiber filtering material and products	201510994720.9	December 30, 2015	Pending

281	A kind of carbon fiber reinforced halogen-free flame retardant PA66 composite materials and preparation methods	201510995630.1	December 30, 2015	Pending

282	A kind of high toughness polylactic acid based composite material preparation method	201510995642.4	December 30, 2015	Pending

283	Carbon fiber reinforced halogen-free flame retardant PBT composite material and its preparation method	201510995644.3	December 30, 2015	Pending

284	A kind of starch based biodegradable plastics and its preparation method	201510995643.9	December 30, 2015	Pending

285	A highly transparent heat-proof PLA based composite material preparation method	201510995641.X	December 30, 2015	Pending

286	A kind of human pipeline support for controllable safety PLA/PCL composite material	201610068028.8	February 2, 2016	Pending

287	A kind of wood material for 3D printing and its preparation method	201610068060.6	February 2, 2016	Pending

288	A kind of PBS/PHB material for 3D printing and its preparation method	201610068519.2	February 2, 2016	Pending

289	A preparation method of high toughness PP wood plastic composite materials	201610068969.1	February 2, 2016	Pending

290	A kind of glass fiber reinforced polyetheretheketone 3D printing supplies and preparation method thereof	201610069556.5	February 2, 2016	Pending

291	A kind of biodegradable polylactic acid protection film and its preparation method	201610070678.6	February 2, 2016	Pending

292	A kind of straw degradable plastic film and its preparation method	201610070677.1	February 2, 2016	Pending

293	A poly lactic acid/starch/straw powder bio based biodegradable composite material and its preparation method	201610070676.7	February 2, 2016	Pending

294	A kind of modified PET material and its preparation method	201610071902.3	February 3, 2016	Pending

295	A kind of environmental protection type plastic pipe and its preparation method	201610073495.X	February 3, 2016	Pending

296	The medical adjustable chest abdomen fixing belt based on FDM printing technology	201610073497.9	February 3, 2016	Pending

297	An enhanced impact modification of polylactic acid material and its preparation method	201610072317.5	February 3, 2016	Pending

298	A shape of thermotropic polymers material with memory	201610117090.1	March 2, 2016	Pending

299	A kind of low cost straw polyethylene film and its preparation method	201610117151.4	March 2, 2016	Pending

300	Preparation method of wood plastic composite materials PP	201610117088.4	March 2, 2016	Pending

301	A kind of degradable plastic film and its preparation method	201610117087.X	March 2, 2016	Pending

302	A kind of biodegradable toughening heat-resistant polylactic acid modified resin and its preparation method	201610117085.0	March 2, 2016	Pending

303	A preparation method and application of glass fiber reinforced polylactic acid composite material	201610117084.6	March 2, 2016	Pending

304	A kind of automobile sheet with the 3D printing technology	201610117083.1	March 2, 2016	Pending

305	A kind of environmental protection engineering plastics for plate	201610117082.7	March 2, 2016	Pending

306	A kind of environmental protection engineering plastics for automobile	201610117081.2	March 2, 2016	Pending

307	A kind of preparation of the 3D printing technology based on medical lesions	201610117080.8	March 2, 2016	Pending

308	A kind of PA-12 wood plastic composite powder for 3D printing and its preparation method	201610117079.5	March 2, 2016	Pending

309	A kind of PBS/carbon material composite wire used for 3D printing and its preparation method	201610117815.7	March 3, 2016	Pending

310	A kind of shape memory polymer material of poly and its preparation method	201610205124.2	April 6, 2016	Pending

311	Method for preparing poly lactic acid foaming material by supercritical carbon dioxide autoclave pressure method	201610205122.3	April 6, 2016	Pending

312	A kind of degradable straw polyethylene film and the preparation method thereof	201610206640.7	April 6, 2016	Pending

313	A kind of high transparent heat-resistant polylactic acid composite material preparation method	201610206661.9	April 6, 2016	Pending

314	A kind of Environment friendly type poly lactic acid film and the preparation method thereof	201610207898.9	April 6, 2016	Pending

315	A starch based degradable biological plastic PP and the preparation method thereof	201610208232.5	April 6, 2016	Pending

316	A kind of heat resistant PEEK composite material	201610208393.4	April 6, 2016	Pending

317	A kind of PA12/PA6 alloy material powder for 3D printing	201610208432.0	April 6, 2016	Pending

318	A preparation of the 3D printing technology of medical equipment based on the elbow	201610208548.4	April 6, 2016	Pending

319	A kind of PBS/PBC printing 3D material and the preparation method thereof	201610209276.X	April 7, 2016	Pending

320	A kind of environmental protection engineering plastic for pipe	201610208583.6	April 7, 2016	Pending

321	A kind of Glass fiber reinforced 3D printing plate	201610209379.6	April 7, 2016	Pending

322	A kind of environmental protection engineering plastic for pipe	201610283803.1	May 4, 2016	Pending

323	A kind of environmental protection engineering plastic for plate	201610286257.7	May 4, 2016	Pending

324	A kind of environmental protection engineering plastic for automobile	201610286746.2	May 4, 2016	Pending

325	A kind of long fiber reinforced nylon composite material and the preparation method thereof	201610288368.1	May 5, 2016	Pending

326	A kind of preparation method of high toughness PP wood plastic composite materials	201610287792.4	May 5, 2016	Pending

327	A kind of Environment friendly polyethylene film and its preparation method	201610290594.3	May 5, 2016	Pending

328	Thermally conductive PBT composite material with shielding function and its preparation method	201610291019.5	May 5, 2016	Pending

329	A kind of degradable shape memory lumen inner bracket and the preparation method thereof	201610291432.1	May 5, 2016	Pending

330	A kind of biodegradable plastic materials PLA	201610291430.2	May 5, 2016	Pending

331	A carbon fiber composite material suitable for 3D printing	201610291577.1	May 6, 2016	Pending

332	A kind of wood material for 3D printing and preparation method thereof	201610291576.7	May 6, 2016	Pending

333	A kind of special material for 3D printing lamp	201610291575.2	May 6, 2016	Pending

334	A kind of PA12/PA66 alloy material powder for 3D printing	201610381000.X	June 1, 2016	Pending

335	A kind of PBS/C printing 3D material and preparation method thereof	201610380995.8	June 1, 2016	Pending

336	A kind of environmental protection material for 3D printing and the preparation method thereof	201610380993.9	June 1, 2016	Pending

337	A kind of PBT composite flame retardant material and its preparation method	201610380999.6	June 1, 2016	Pending

338	A kind of preparation method of talc PP composite wood	201610380997.7	June 1, 2016	Pending

339	A kind of anti bending PEEK composite material	201610381001.4	June 1, 2016	Pending

340	A kind of environmental protection engineering plastic for automobile	201610381002.9	June 1, 2016	Pending

341	A kind of flexible material suitable for 3D printing chest and abdomen fixing band and the preparation method thereof	201610380992.4	June 1, 2016	Pending

342	A method for preparing medical lactide	201610380998.1	June 1, 2016	Pending

343	A kind of functional type polyethylene film material and preparation method thereof	201610381752.6	June 1, 2016	Pending

344	A kind of high performance long fiber reinforced nylon composite material and the preparation method thereof	201610381709.X	June 3, 2016	Pending

345	A kind of full biological degradation heat resistant poly lactic acid foaming material and the preparation method thereof	201610381706.6	June 3, 2016	Pending

346	A kind of preparation method of rice husk powder / Talc Composite Reinforced starch based degradable plastics	201610293135.0	June 5, 2016	Pending

347	A kind of nylon reinforced 3D material special material and the preparation method thereof	201610293621.2	June 5, 2016	Pending

348	A kind of preparation method of straw powder filled PP composite material	201610294471.7	June 5, 2016	Pending

349	A kind of low cost and high heat-resistant PEEK composites	201610515565.2	July 4, 2016	Pending

350	An amphiphilic polymer based on oil phase inverse microemulsion preparation method	201610516931.6	July 4, 2016	Pending

351	A PBT/PC insulating thermal conductive composite materials	201610516932.0	July 4, 2016	Pending

352	A continuous glass fiber reinforced nylon material and its preparation method	201610515566.7	July 4, 2016	Pending

353	A preparation method of flax fiber wood plastic PP composites	201610515567.1	July 4, 2016	Pending

354	A high performance with environmental protection engineering plastic pipes	201610519136.2	July 5, 2016	Pending

355	A straw plastic film and its preparation method	201610516933.5	July 5, 2016	Pending

356	A heat-resistant environmental engineering plastics	201610519137.7	July 5, 2016	Pending

357	A uniform bubble hole high cushioning foaming materials preparation methods of PLA	201610516835.1	July 5, 2016	Pending

358	A 3D printing with ABS material and its preparation method	201610536415.X	July 11, 2016	Pending

359	A kind of toughening for 3D printing plate material	201610536433.8	July 11, 2016	Pending

360	A 3D printing chest straps of PLA/POE composite materials	201610542588.2	July 12, 2016	Pending

361	A kind of plant fiber filling modified polypropylene composite material and the preparation method thereof	201610591739.3	July 26, 2016	Pending

362	A kind of can be used for 3D printing enhanced toughening nylon material and the preparation method thereof	201610593945.8	July 27, 2016	Pending

363	A kind of special material for 3D ABS/PC consumable material and the preparation method thereof	201610443577.9	August 6, 2016	Pending

364	A kind of special material of modified nylon 3D consumable material and the preparation method thereof	201610442209.2	August 6, 2016	Pending

365	An application on starch based biodegradable plastic food packaging	201610442190.1	August 6, 2016	Pending

366	A kind of 3D printing neck gear nylon base composite material and its preparation method	201610680095.5	August 18, 2016	Pending

367	A 3D printing in toughening PLA material	201610680636.4	August 18, 2016	Pending

368	A supercritical CO2 micro foaming polylactic acid/wood powder composite materials	201610680071.X	August 18, 2016	Pending

369	A kind of super toughness plank with environmental protection engineering plastic	201610680093.6	August 18, 2016	Pending

370	The treatment a lung targeted therapy drugs preparation of PLGA microspheres	201610680058.4	August 18, 2016	Pending

371	An efficient composite PBT guide the cooling material and its preparation method and application	201610680624.1	August 18, 2016	Pending

372	A high-performance automotive environmental protection engineering plastics	201610680094.0	August 18, 2016	Pending

373	A kind of biomass polyethylene film and its preparation method	201610680625.6	August 18, 2016	Pending

374	A kind of suitable for 3D printing carbon fiber composite materials	201610680068.8	August 18, 2016	Pending

375	A kind of selective laser sintering of 3D printing with PA-12 composite powder	201610680072.4	August 18, 2016	Pending

376	A kind of flax fiber and rise husk powder preparation methods of wood plastic PP composites	201610680069.2	August 18, 2016	Pending

377	A kind of long fiber reinforced PP/nylon composite material and its preparation method	201610680642.X	August 18, 2016	Pending

378	A plant fiber reinforced different type polypropylene compound with the preparation of composite materials	201610711148.5	August 24, 2016	Pending

379	A kind of material can be used to increase manufacturing polyamide 6 modified material and the preparation method thereof	201610714901.6	August 25, 2016	Pending

380	A PLA material for 3D printing and its preparation	201610826923.1	September 18, 2016	Pending

381	A kind of impact resistance PEEK composites	201610827117.6	September 18, 2016	Pending

382	A preparation method of PLA by the lactide	201610826893.4	September 18, 2016	Pending

383	A KT-1 as compatibilizer modified polypropylene composite material	201610827269.6	September 18, 2016	Pending

384	A TPU material for 3D printers and its preparation method	201610828189.2	September 19, 2016	Pending

385	A 3D printing wood plastic composite material	201610829085.3	September 19, 2016	Pending

386	A kind of thermal insulation flame retardant performance enhancing PBT plastics and its preparation method	201610829136.2	September 19, 2016	Pending

387	A kind of thermoplastic starch/PLA foam and its production method	201610826922.7	September 19, 2016	Pending

388	A material can be used to increase manufacturing preparation methods of toughening nylon materials	201610829480.1	September 19, 2016	Pending

389	A SLS3D printing PA-12/GB composite material	201610831955.0	September 20, 2016	Pending

390	A permanent plastic tubing special material and its preparation method	201610831634.0	September 20, 2016	Pending

391	Toughening endurance of biodegradable polylactic acid modified resin and preparation method	201610831721.6	September 20, 2016	Pending

392	A newtype of PLA membrane material and its preparation method	201610832327.4	September 20, 2016	Pending

393	A long glass fiber reinforced nylon material preparation and mechanical properties of research	201610831722.0	September 20, 2016	Pending

394	A kind of material can be used to increase manufacturing ASA/PC alloy and the preparation method thereof	201610875348.4	October 8, 2016	Pending

395	A high modulus fiber/polypropylene composite material preparation method	201610874802.4	October 8, 2016	Pending

396	A multi-segmented polyurethane shape memory polymer material and its preparation method	201610909927.6	October 19, 2016	Pending

397	A polymer gene drug carrier and its preparation method	201610909926.1	October 19, 2016	Pending

398	A modified poly lactic and preparation method thereof	201610909903.0	October 19, 2016	Pending

399	One Kind of Environmental Engineering Plastics for Lightweight Automobile	201610909759.0	October 19, 2016	Pending

400	A Method of Preparation of PC/ABS for 3D Printing	201610909754.8	October 19, 2016	Pending

401	A Method for preparing PP/SEBS for Rapid prototyping	201610909905.x	October 19, 2016	Pending

402	A Method of Preparation of High-rigidity Engineering Plastics for Pipe	201610909762.2	October 19, 2016	Pending

403	A Method for Preparing Environmental Engineering Plastics for High-strength Pipe	201610909760.3	October 19, 2016	Pending

404	The invention relates to an environment - friendly film adsorption traditional tableware process and its preparation method	201610910743.1	October 20, 2016	Pending

405	Preparation of continuous glass fiber reinforced nylon composite materials	201610916278.2	October 21, 2016	Pending

406	The invention relates to an environment - friendly film adsorption hollowing tableware process and its preparation method	201610941346.0	November 2, 2016	Pending

407	Environmental protection engineering plastic for weather resistant automobile	201610943159.6	November 2, 2016	Pending

408	An eco-friendly tableware traditional film adsorption process for its preparation	201610943233.4	November 2, 2016	Pending

409	A kind of material can be used to increase manufacturing ABS/PC alloy modified material	201610940316.8	November 2, 2016	Pending

410	A moderate melt index of plant fiber filling modification of polypropylene composites	201610940204.2	November 2, 2016	Pending

411	A short cut glass fiber reinforced nylon material and its preparation method	201610940275.2	November 2, 2016	Pending

412	Preparation of continuous glass fiber reinforced nylon composite materials	201610960086.1	November 5, 2016	Pending

413	PA12/PA6/GB Alloy Material for SLS 3D Printing	201610961256.8	November 5, 2016	Pending

414	Heat conductive flame retardant poly ethylene terephthalate and preparation method thereof	201610971556.4	November 7, 2016	Pending

415	A kind of shape memory polyurethane polymer materials and its synthesis process	201610971345.0	November 7, 2016	Pending

416	A kind of containing folic acid targeted polymer drug carrier and its preparation method	201610971300.3	November 7, 2016	Pending

417	A Kind Composite Of PLA/TPU for 3D printing	201610971583.1	November 7, 2016	Pending

418	A kind of PEEK/PES composite material	201610999301.9	November 15, 2016	Pending

419	A low hardness composite material for rapid prototyping and the preparation method	201611001390.x	November 17, 2016	Pending

420	A hydrolysis modified poly lactic fiber and the preparation method	201610998812.9	November 21, 2016	Pending

421	An environmental wood material for 3D printing and its preparation method	201610999438.4	November 21, 2016	Pending

422	A high performance fiber modified polypropylene composite material and its preparation method	201611088126.4	December 1, 2016	Pending

423	A car interior with environmentally friendly scratch resistant polypropylene materials and preparation method	201611088117.5	December 1, 2016	Pending

424	A kind of material can be used to increase manufacturing nylon material and the preparation method thereof	201611088041.6	December 1, 2016	Pending

425	A shock polylactic acid material preparation method	201611115340.4	December 7, 2016	Pending

426	A Method for Preparing Environmental Engineering Plastics for Weather resistance Pipe	201611116482.2	December 7, 2016	Pending

427	A Method of Preparation of Abrasion resistance Engineering Plastics for Pipe	201611115376.2	December 7, 2016	Pending

428	A kind of glass fiber reinforced PEEK/PES composite material	201611122470.2	December 7, 2016	Pending

429	An environment - friendly Wood-plastic Composite for 3D printing	201611114397.2	December 7, 2016	Pending

430	An easy separation and environmental protection film is used for absorbing the hollow type tableware and the preparation method	201611149005.6	December 14, 2016	Pending

431	Preparation of high content glass fiber reinforced nylon-66 composite materials	201611149148.7	December 14, 2016	Pending

432	A modified ABS Resin for 3D Printing and Preparation Method	201611149042.7	December 14, 2016	Pending

433	A kind of fiber reinforced composite materials for 3D printing	201611149031.9	December 14, 2016	Pending

434	Polypyrrolidone type of polymeric drug carrier micelles	201611149041.2	December 14, 2016	Pending

435	A PBT heat conduction and heat resisting material for an LED lamp socket	201611149004.1	December 14, 2016	Pending

436	A catalyst with double function activation properties of PLA and preparation method	201510949309.x	December 20,2015	Pending

437	A high flexibility and heat resistance of PLA modified material and its preparation method	201510949313.6	December 20,2015	Pending

438	A kind of biodegradable 3D printing toughening material and its preparation method	201510949638.4	December 20,2015	Pending

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

We believe that the necessity, rigorousness, complexity and duration of the certification process make it difficult for outside competitors to enter the field in a short period of time. We have 402 certifications from automobile manufacturers as of December 31, 2016, which we believe is currently one of the largest portfolios of product certifications in the Chinese automobile modified plastics industry.

Sales and Marketing

Currently, our sales network focuses on the northeastern, northern, eastern and southwestern regions of China. We primarily sell to end customers through our approved distributors.  To a less extent, we also sell directly to end customers.  A typical customer development cycle starts when our R&D staff develops customized products for new end customers and obtains product certifications. These end customers are usually major automobile parts manufacturers who can only source from suppliers like China XD with product certifications granted by major automobile manufacturers. After we established relationships with these end customers and began to have large volume of transactions with them, we assign end customers to our approved distributors according to our internal policies. We also acquired end customers with our existing certifications from time to time. In 2016, approximately 90.4% of our sales were generated from approved distributors.

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

We have been actively extending our distribution network to 16 distributors in 2016 and we believe we have good relationships with our distributors.  We believe that we have been able to secure and maintain strong relationships with end customers due to our existing certifications, advanced technologies and high product quality, which establish a higher barrier to entry for others. Most of the end customer relationships will be developed through our own R&D and sales force and maintained by our R&D and sales professionals and our distributors.  According to our distribution contracts, our distributors are prohibited from selling our competitors' products and required to use the product certificate, brand name and package standards set by us during the distribution period. After the expiration of the distribution contracts in absence of renewal, we retain the customer relationships with end customers.

While the pricing volatility of our raw materials is a primary cause of cost variations in our products, we are generally able to pass the cost of price changes in our raw materials to our customers, although there are timing delays of varying lengths depending upon volatility of raw material prices, the type of products, competitive conditions and individual customer arrangements.

We sell our products substantially through approved distributors in the PRC.  Our sales to our distributors are highly concentrated but have been gradually diversified in recent years. Sales to major distributors and direct customer, which individually exceeded 10% of our revenues, accounted for approximately 70.4%, 84.7%, 86.7% of our revenues for the years ended December 31, 2016, 2015 and 2014, respectively.  We expect to reduce our distributor concentration over time, although revenues from these distributors are expected to continue to represent a substantial portion of our revenue in the future. Further information about our major distributors and the director customer, which individually exceeded 10% of our revenues, for the years ended December 31, 2016, 2015 and 2014, is set forth in Note 1 of the notes to the consolidated financial statements of this Annual Report on Form 10-K.

We have initiated our marketing efforts to develop new customers outside of China, in particular those in the Korean market. We have started offering certain high-end products, such as PA66 and long-chain Plastic Alloy, most manufactured in Heilongjiang plants and a small portion manufactured in Dubai plant since the second quarter of 2014. In January 2015, we completed and run the trial production in the plant in Dubai, UAE with additional 2,500 metric tons targeting high-end products for the overseas markets. During the second quarter of 2016, we resumed entry into ROK market by selling to the ROK customer. We plan to serve customers in oversea markets from our Dubai Xinda plant. In order to meet the increasing demand from our customer in the ROK and to develop potential overseas markets, Dubai Xinda obtained one leased property and two purchased properties, approximately 52,530 square meters in total from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE, with constructed building comprising warehouses, offices and service blocks. In addition to the earlier 10 trial production lines in Dubai Xinda, the Company is planning to complete installing 45 production lines with 12,000 metric tons of annual production capacity by end of July, 2017, and additional 50 production lines with 13,000 metric tons of annual production capacity by end of January, 2018, bringing total installed production capacity in Dubai Xinda to 25,000 metric tons, targeting high-end products for the overseas market. The Company expects to expand the international markets into Middle East and Europe. Information about geographic revenue is set forth in Note 24 of the notes to the consolidated financial statements of this Annual Report on Form 10-K.

Competition

The PRC automotive modified plastics industry is growing rapidly and highly fragmented with the top three domestic producers occupying less than approximately 26.6% of the market shares in 2013 according to Frost & Sullivan's report. According to Frost & Sullivan's report, in terms of sales volume and production capacity, we are one of the leading domestic specialized manufacturers of modified plastic for automobile parts in China, with a market share of approximately 8.2% in 2015 and  9.5% in 2014. In 2016, our sales volume of automotive plastics was approximately 400,316 MT.  As of December 31, 2016, our annual production capacity of automotive plastics was 452,500 MT

In 2014, the Company developed a customer from the ROK by the sales of mainly higher-end polymer composite materials. Our competitors in the ROK are mostly global brand name companies. Due to our high quality standard and competitive pricing, we are able to compete in and penetrate markets outside of China.

Currently, the Company's  primary Chinese competitor in the automobile industry is Guangzhou Kingfa Science & Technology Co., Ltd. ("Guangzhou Kingfa"). Guangzhou Kingfa entered the automotive modified plastics market in 2006  and had a sales volume of 361,000 MT in 2016 , according to the research report by Frost and Sullivan. Guangzhou Kingfa has the largest capacity expansion with 1.51 million MT  annual capacity at the end of  2015 based on Guangzhou Kingfa's public disclosure.  Frost and Sullivan's report, but its utilization rate of production capacity is expected to be lower than that of China XD based on Frost & Sullivan's report. Guangzhou Kingfa has much larger financial resources than HLJ Xinda Group and Sichuan Xinda. However, we believe that it is less focused in automotive sector and currently holds fewer number of product certifications for automotive modified plastic to the automobile industry compared to HLJ Xinda Group and Sichuan Xinda. Another top domestic manufacturer of modified plastic is Shanghai Pret Composites Co., Ltd. ("Shanghai Pret"), which focuses on the production of automotive plastics.  It had a sales volume of 155,600MT and 136,600 MT in 2015 and 2014, respectively, according to a report by Frost and Sullivan.

Historically, the Chinese auto market predominantly used modified plastics manufactured overseas or in factories controlled by foreign companies, such as manufacturers from Germany, the US, the Netherlands and Japan. Although China's automotive plastic market has been dominated by foreign or JV players, Chinese suppliers are continuing to gain market share. It is estimated that automotive plastics imported or manufactured by multinational and JV companies accounted for approximately 25.7% of the total China automotive plastic supply in 2015, decreased from 35.4% in 2010. JV manufacturers based in China in automotive plastics sector have been slow to invest and expand in China. Compared to non-domestic competitors including JV manufacturers, domestic manufacturers can benefit from the lower costs and geographical proximity in China. As local players continue to invest in research and development, enhance product quality and improve management skills, we believe that domestic production of automotive plastics will compete very favorably with the foreign competitors in terms of price, quality, services and delivery times and continue to replace imported plastics.

Our Competitive Strengths

We believe that the following competitive strengths continue to enable us to compete effectively in the automotive modified plastics market in the PRC:

●
Leading Market Position with High Barrier to Entry. We believe that we are one of the China's leading specialized manufacturers of modified plastic for automobile parts in terms of sales volume and production capacity, with a market share of approximately 8.2% in 2015. The PRC automotive modified plastics industry is growing rapidly and is highly fragmented with the top three domestic producers occupying less than approximately 25.4% of the market shares in 2015. We installed 50 new product lines in 2012 and 2013, which are utilized primarily for the manufacture of higher value-added modified plastics products. The lines increased the Company's total production capacity by 135,000 MT to 390,000 MT per annum. We installed 50 production lines with production capacity of 60,000 metric tons in the second half year of 2016 in our Sichuan plant as of December 31, 2016. There is still construction ongoing on the site of our Sichuan plant to be expected to be completed by the end of the second quarter of 2017. In addition, we completed and run the trial production in the plant in Dubai, UAE with additional 2,500 metric tons targeting high-end products for the overseas markets. In order to meet the increasing demand from our customer in the ROK and to develop potential overseas markets, Dubai Xinda obtained one leased property and two purchased properties, approximately 52,530 square meters in total, including one leased 10,000 square meters, and two purchased 20,206 and 22,324 square meters on January 25, 2015, June 28, 2016, and September 21, 2016, respectively, from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE, with constructed building comprising warehouses, offices and service blocks. In 2016, our sales volume of automotive plastics was approximately 400,316 MT, representing an increase of 20.5% compared to that in 2015 mostly due to the recovery of the auto industry in China. As of December 31, 2016, our annual production capacity of automotive plastics was 452,500 MT. In addition to the earlier 10 trial production lines in Dubai Xinda, the Company is planning to complete installing 45 production lines with 12,000 metric tons of annual production capacity by end of July, 2017, and additional 50 production lines with 13,000 metric tons of annual production capacity by end of January, 2018, bringing total installed production capacity in Dubai Xinda to 25,000 metric tons, targeting high-end products for the overseas market. We believe our leading market position allows us to successfully compete with other foreign and domestic modified plastic manufacturers in the market. Being one of the leading specialized manufacturers of automotive modified plastics in China, we believe we are well-positioned to not only grow with the increasing market demand but increase market share by replacing smaller and less efficient modified plastic manufacturer.

In addition, as a result of our consistent research and development efforts, we have 402 product certifications from major automotive manufacturers in the PRC as of December 31, 2016, which we believe is among the largest numbers of product certifications by any domestic player in China's automotive plastics industry. Strict certification requirements and long certification periods result in high barriers to entry. Our current or potential competitors are required to obtain relevant product certifications from automotive manufacturers in order to compete with us. Each certification normally takes over two years to complete, and as a result, automotive manufacturers are reluctant to replace suppliers like us who have already received necessary certifications and proven consistent product quality. We believe that having one of the largest portfolios of product certifications in China allows us to strengthen our competitive position.

● Long-Term Relationships with Reputable End Users. Our senior management has been involved in the business of modified plastics since 1985. We benefit from the industry connections and experience of our senior management, which have enabled us to establish long-term customer relationships and strong industry recognition. We are a qualified provider of high-quality automotive plastics, and have sold our products through plastic auto part manufacturers to many leading automotive manufacturers in China. Currently, our modified plastics are utilized in more than 29 automobile brands and over 92 automobile models manufactured in China, including AUDI, Mercedes Benz, BMW, Toyota, Buick, Chevrolet, Mazda, Volvo, Ford, Citroen, Jinbei and VW Passat, Golf, Jetta, etc.. We believe that our brand and our products are well recognized and respected in China's automotive modified plastics market.

● Manufacturing facilities are critical to the quality of products. We have in the past invested substantial time and resources in building state-of-the-art production lines to enhance our product quality. Our facilities have maintained ISO/TS16949, a certification of quality management systems specific to the automotive industry.

● Strong Customer-Oriented R&D Capabilities. The modified plastics industry is characterized by rapid development and increasing demand for high quality products. We have strong R&D capabilities that allow us to have successfully passed OEM automakers' certification processes in the past and continually introduce new and high quality products to the market. Compared to international plastic supply models, which target larger scale applications of common plastics and involve less customization and specialization, we provide customer-oriented product development through our certification process.  By working closely with our customers, we are able to adjust our product features to better satisfy the specific needs of each customer. To achieve this, we have staffed our R&D team with professionals, of whom 77 have Ph.D. and/or Master's degrees. On average, our R&D employees have worked with us for more than three years, and some key experts have more than 10 years of experience in our industry. We have also cooperated with a number of the leading technology centers in China. Besides providing specialized research and development skills, these relationships help us formulate cutting edge research programs aimed at developing new technologies and applications in plastics engineering.  We currently have 26 approved patents and 412 pending patent applications with the State Intellectual Property Office of the PRC, or SIPO.

● Established Distribution Model. Through 16 distributors across China, we have established distribution networks that cover Northeast, North, Southwest and East China, with a current focus on Northeast China. We enter into distribution agreements with local distributors in areas where large automobile manufacturers are located.  By leveraging the proximity of our distributors to the automobile manufacturers, we can enhance our relationships with our customers. Through the established sales channels, we can quickly respond to local market demand, address customer needs, enhance our ability to provide superior technological support and after-sales services, and lower our marketing expenses.  At the same time, our distributors are responsible for the payments to us which is not contingent upon their cash collection from end customers. By actively managing our distribution network, we are also able to accelerate local market penetration and increase sales opportunities. For example, we entered the north China market in 2009 through a local distributor, one year earlier than we planned, and in 2013, we entered into the Southwest China market, and in 2014, we entered into South China and Central China market. For the year ended December 31, 2016, Northeast, North, East, Southwest, South, and Central China account for approximately 32.1%, 14.3%, 33.6%, 6.0%, 2.7% and 2.1% of our revenues, respectively.

● Entry to Overseas Market. In 2016, the Company developed its presence in the Korean market by selling primarily higher-end (Long Chain) Plastic Alloy, US$110.2 million products to the Korean market, accounting for 9.2% of the total revenues for the year ended December 31, 2016.

● Seasoned Management Team. Our senior management team and key personnel have extensive operating and industry experience. Mr. Han, our chief executive officer and president, founded our former affiliate Harbin Xinda Nylon Factory in 1985. With 30 years of industry experience, Mr. Han has in-depth knowledge and expertise in China's modified plastics industry We installed 50 production lines with production capacity of 60,000 metric tons in the second half of 2016 in our Sichuan plant as of December 31, 2016. There is still construction ongoing on the site of our Sichuan plant to be expected to be completed by the end of the second quarter of 2017. Our chief executive officer, chief technology officer and chief operating officer have over 50 years combined experience in the modified plastics industry and we believe their extensive expertise and knowledge can well serve our customers.

Our Strategies

Our goal is to capitalize on China's modified plastics growth trend, with a specific focus on applications in the auto sector, and to eventually be the leading modified plastics manufacturer in China. We are committed to enhancing our sales and profitability and achieving our goals through the following strategies:

● Continue to Increase Production Capacity.  Over the past five years, we have consistently increased production capacity to meet the rising demands of the automotive industry in the PRC. As of December 31, 2016, we have an installed annual production capacity of 452,500 metric tons, and we have been operating at near full capacity since 2007. With the expected strong growth in the automotive modified plastics market of China, we expect that we will continue to experience strong demand from our customers. Therefore, we intend to continue to strategically increase our production capacity to meet customer demands from both expanded geographical locations and future downstream sector growth. In 2013, we commenced to construct our fourth production base with 300,000 MT new material production capacity and the affiliated research and development center and training center in Nanchong City of Sichuan Province (the "Project").  We installed 50 production lines with production capacity of 60,000 metric tons in the second half of 2016 in our Sichuan plant as of December 31, 2016. There is still construction ongoing on the site of our Sichuan plant to be expected to be completed by the end of the second quarter of 2017. The Company completed and started the trial production in the plant in Dubai, UAE with additional 2,500 metric tons targeting high-end products for the overseas markets.  The Company is planning to complete installing 45 production lines with 12,000 metric tons of annual production capacity by end of July, 2017, and an additional 50 production lines with 13,000 metric tons of annual production capacity by end of January, 2018, bringing total installed production capacity in Dubai Xinda to 25,000  metric tons, targeting high-end products for the overseas market.

● Focus on R&D and Develop New Product Offerings.  We are currently utilizing our R&D capabilities to obtain further product certifications, develop new products, applications and technologies. Approximately 90% of our automotive plastics product certification applications are currently undergoing trial manufacturing periods to obtain the necessary certifications. In addition, we are developing new products for automotive applications to expand our product portfolio, including initiating R&D on modified plastic for use in electric vehicles. We are also developing specialty engineering plastics and bio-plastics for use in other applications, such as ships, airplanes, high-speed rail, 3D printing materials, biodegradable plastics, and medical devices. We are the first non-State-Owned-Enterprise awarded National Level Enterprise Technology Center, in Heilongjiang Province. In addition, we have Postdoctoral and Academy Member Workstation in Heilongjiang Province enhancing our research and development capabilities.

● Expand Customer Base Domestically and Internationally.  The automotive plastics market in the PRC is highly fragmented with significant barriers to entry. Although we had approximately 8.2% of the market share in 2015, our customer coverage was originally concentrated in the northeast regions of the PRC. We seek to steadily enhance our market share in Northeast China, and also expand our reach to East China, Central China, Southwest China and South China.. In addition, we have conducted sales in overseas markets and exported our products including non-auto sectors in 2015. We plan to implement such strategies through further expanding our distribution network by working with local distributors who have contacts and networks overseas and directly establishing strategic alliances with certain of our non-PRC customers. Although the entry barrier of some non-auto sectors might not generally be as high as that of the auto sector, our focus is to target high-value-added products by leveraging our technology, expertise and know-how accumulated in the auto sector over the course of our operational history.

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

Employees

China XD's operations are organized into several operational departments including manufacturing, R&D, management, finance, sales, purchasing and marketing and others. As of December 31, 2016, there were 1,960 employees, including 710 in manufacturing, 485 in R&D, 584 in management, 59 in finance, 101 in sales, purchasing and marketing and 21 in other departments.

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

We concentrate our operations primarily in the automotive industry; therefore, the fluctuations in automotive sales and production could have a material adverse effect on our results of operations and liquidity.

We develop, manufacture, and distribute modified plastic, primarily for use in automobiles. Automotive sales and production are highly cyclical and depend, among other things, on general economic conditions and consumer spending and preferences (which can be affected by a number of issues including fuel costs and the availability of consumer financing). As the volume of automotive production fluctuates, the demand for our products also fluctuates. In 2015, the China automotive sales and production volume recorded a slower growth rate of 4.68% and 3.25%, respectively, according to China Association of Automobile Manufacturers. In 2016, the China automotive sales and production volume recorded a significantly faster growth rate of 13.7% and 14.5%, respectively, according to China Association of Automobile Manufacturers. There can be no assurance that the market conditions, government policies and other factors leading to the increase in the growth rate will continue. Any contraction in automotive sales and production will harm our results of operations and financial condition. Consequently, we are exposed to the risks of adverse developments affecting the auto industry to a greater extent than if our operations were dispersed over a variety of industries.

Our financial performance may be affected by the prospect of our Dubai facility and the associated expansion into Middle East, Europe and other parts of Asia.

Since 2014, we developed the presence in the ROK by selling to our ROK customer primarily long carbon chain PA plastic alloy and high-performance modified PA66 products, which embarked our entry into the international market after approximately one year of product development and marketing effort. Although the average number of collection days in 2014 from our ROK customer was longer than that from customers in China, it was largely within our standard collection term and industry norm (90 days) in 2014. However, we have experienced delayed payments from our ROK customer in 2015.  During the second quarter of 2016, we resumed entry into ROK market by developing a customer. As of December 31, 2016, the amount due from our ROK customer is approximately US$74.6 million. The overdue payment was due to the ROK customer's expansion and tight funding In the event the outstanding accounts receivable become uncollectable despite management's efforts, we will suffer financial losses and as a result, our plan to develop overseas market may be delayed.

The withdrawal of preferential government policies and the tightening control over the Chinese automotive industry and automobile purchase restrictions imposed in certain major cities may limit market demand for our products.

In 2011, Chinese government terminated two preferential policies for its automotive industry: (1) vehicles with 1.6L or lower air displacement were given a 50% discount in purchase tax and (2) vehicles sold in rural area were given a government subsidy. Since 2011, in order to resolve the extreme traffic congestion, the Beijing government has been implementing the vehicle purchase quota policy, which limits the maximum vehicles sold in Beijing per month to 20,000. Other cities which have begun to show signs of traffic congestion have also begun to implement similar measures to control traffic congestion, including the limited automobile licenses policy implemented in Shanghai and Tianjin and the imposition of congestion charges in Shenzhen. The termination of two nation-wide preferential policies negatively affected consumer demand for new vehicles, and local restrictive measures over automobile purchases in major cities has resulted in slower growth of sales for many years prior to the reintroduction of the preferential policies in September 2015. The national and local policies over the Chinese automotive industry may continue to impact market demand for automobiles in 2017 and any future withdrawal of preferential government policies and the further tightening of control and restrictions may eventually result in a reduction in our product sales.

The Chinese automotive industry's growth is slowing after the rapid growth since 2000 and such slowdown may adversely affect the market demand for our products.

There is a direct correlation between our business and automobile production volume and sales, which are dependent on economic policies and market sentiment. The Chinese automotive industry had been rapidly growing for a decade prior to 2011. However, inflation, higher interest rates, tighter bank lending, lifting of consumer subsidies and buying restrictions in congested cities all contributed to a more modest environment since 2011.  In order to stimulate the growth of the auto industry, on September 29, 2015, the Chinese government implemented a tax incentive policy of 50% reduction of the sales tax for eligible purchase of vehicles with engines of 1.6 liters and less.  This helped the recovery of vehicle sales in China since the fourth quarter of 2015. As a result, automobile sales volume growth rate increased to 13.7% in 2016 from 4.7% in 2015 according to China Association of Automobile Manufacturers. There can be no assurance that the market conditions, government policies and other factors leading to the current growth in demand for automobiles will continue. Any significant decline in demand for automobiles would directly and adversely affect demand for our products and hence our business, financial condition and results of operations.

A large percentage of our sales revenue is derived from sales to a limited number of distributors and a limited number of customers, and our business will suffer if sales to these customers decline.

A significant portion of our sales revenue historically has been derived from a limited number of distributors in China. Sales to major distributors and direct customer, which individually exceeded 10% of the Company's revenues is approximately 70.4% and 84.7% in 2016 and 2015, respectively. Any significant reduction in demand for modified plastics by any of these major distributors, any decrease in demand of products by its customers or by our ROK customer could harm our sales and business operations, financial condition and results of operations.  During the second quarter of 2016, we resumed entry into ROK market by developing a customer. As of December 31, 2016, the amount due from our ROK customer is approximately US$74.6 million, among which US$23.6 million was overdue as of December 31, 2016.  The overdue payment was due to the ROK customer's expansion and tight funding.  In the case of any such delay in payment from the ROK customer or other customers in the future, our sales and business operations, financial conditions and results of operations may be negatively affected.

We are dependent on a limited number of suppliers. While we have identified alternative sources for the materials and equipment we use, a temporary disruption in our ability to procure necessary materials and equipment could adversely impact our sales in future periods.

Materials constitute a substantial part of the cost of our products.  We seek to reduce the cost of raw materials by dealing with major suppliers. During the year ended December 31, 2016, we purchased approximately 67.3% of our raw materials from five major suppliers. The Company purchased equipment from two suppliers, which accounted for 91.0% of the Company's equipment purchases for the year ended December 31, 2016. We believe the relationship with our suppliers is satisfactory and that alternative suppliers are available if relationships falter or existing suppliers should become unable to keep up with our requirements. However, there can be no assurance that our current or future suppliers will be able to meet our requirements on commercially reasonable terms or within scheduled delivery times. An interruption of our arrangements with suppliers could cause a delay in the production of our products for timely delivery to distributors and customers, which could result in a loss of sales in future periods.

If we are subject to product quality or liability claims relating to our products, we may incur significant litigation expenses and management may have to devote significant time defending such claims, which if determined adversely to us, could require us to pay significant damage awards.

Although we have adopted certain internal measures to supervise and examine the quality of our products, we may be subject to legal proceedings and claims from time to time relating to our product quality. Consistent with rapid growth and expansion in many businesses, there are risks associated with quality of newly developed products, especially during the initial stage and time and efforts needed to improve our technology and techniques in order to supply quality and batch consistency to our new customers, in particular, high-end products to overseas customers. The defense of these proceedings and claims could be both costly and time-consuming and significantly divert the efforts and resources of our management. An adverse determination in any such proceedings could subject us to significant liability. In addition, any such proceeding, even if ultimately determined in our favor, could damage our market reputation and prevent us from maintaining or increasing sales and market share. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase of our products.

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

Under the PRC EIT Law, we and/or Favor Sea (BVI) may be classified as a "resident enterprise" of the PRC. Such classification could result in tax consequences to us, our non-PRC resident shareholders and Favor Sea (BVI).

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

If the PRC tax authorities determine that we, Favor Sea Limited, a British Virgin Islands corporation ("Favor Sea (BVI)") and/or Xinda Holding (HK) Company Limited, a Hong Kong corporation ("Xinda HK"), are "resident enterprises" for PRC enterprise income tax purposes, a number of PRC tax consequences could follow.  We, Favor Sea (BVI) and/or Xinda HK may be subject to enterprise income tax at a rate of 25% on our, Favor Sea (BVI)'s and/or Xinda HK's worldwide taxable income, as well as PRC enterprise income tax reporting obligations. However, under the EIT Law and its implementing rules, dividends paid between "qualified resident enterprises" are exempt from enterprise income tax. As a result, if we, Favor Sea (BVI) and Xinda HK are treated as PRC "qualified resident enterprises," all dividends paid from HLJ Xinda Group to Xinda HK, from Xinda HK to Favor Sea (BVI) and from Favor Sea (BVI) to us may be exempt from PRC tax. Otherwise, all dividends paid from HLJ Xinda Group to Xinda HK, from Xinda HK to Favor Sea (BVI) and from Favor Sea (BVI) to us may be subject to withholding tax under the EIT Law and its implementing rules.

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

On December 15, 2009, the State Administration of Taxation ("SAT") released the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises ("Circular 698") that reinforces the taxation of non-listed equity transfers by non-resident enterprises through overseas holding vehicles. Circular 698 is retroactively effective from January 1, 2008.  Subsequently SAT also released the Announcement on Several Issues Related to Enterprise Income Tax for Indirect Asset Transfer by Non-PRC Resident Enterprises ("Announcement 7"), effective from February 3, 2015, which in part supersedes Circular 698.

Announcement 7 addresses indirect share transfer as well as other issues.  According to Announcement 7, if a non-PRC resident enterprise transfers the equity interests of or similar rights or interests in overseas companies which directly or indirectly own PRC taxable assets through an arrangement without a reasonable commercial purpose, but rather to avoid PRC corporate income tax, the transaction will be re-characterized and treated as a direct transfer of PRC taxable assets subject to PRC corporate income tax. Announcement 7 specifies certain factors that should be considered in determining whether an indirect transfer has a reasonable commercial purpose. Since Announcement 7 has a short history, there is uncertainty as to its application and in particular, the interpretation of the term "reasonable commercial purpose."

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

Pursuant to PRC laws and regulations, construction or expansion of a building or a production facility is subject to various permits and approvals from different government authorities. In connection with the construction of HLJ Xinda Group's factory and production facilities, which has already been completed and put into operation, we obtained a project approval from Administration Committee of Harbin Economic and Technological & High-tech Development Zone and an approval for the environmental impact assessment report on the construction project of HLJ Xinda Group in 2003. In connection with the construction of Sichuan Xinda Group's factory and production facilities which has been partially completed in the second half of 2016, we obtained the project approvals from Bureau of Development and Reform of Shunqing District, Nanchong City in 2013 and 2015, respectively.  In connection with the Phase II construction of AL Composites which has been completed by the middle of 2016, we obtained the project approval from Engineering & Project Management  Department, UAE region Economic Zones World ("EZW") in June 2015, and the building permit from Department of Planning & Development, Ports, Customs & Free Zone Corporation, Government of Dubai in September 2015. Failure to obtain all necessary approvals/permits may subject us to various penalties, such as fines or being required to vacate from the facilities where we currently operate our business.

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

Our independent registered public accounting firm's audit documentation related to their audit reports included in our annual report is located in China. The PCAOB currently cannot inspect audit documentation located in China and, as such, you may be deprived of the benefits of such inspection.

Our independent registered public accounting firm issued an audit opinion on the financial statements included in our annual reports filed with the SEC. Our independent registered public accounting firm's audit documentation related to their audit reports included in our annual reports is located in China, and audit procedures take place within China's borders. As auditors of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board, or the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB. However, work papers located in China are not currently inspected by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the PRC authorities.

Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms' audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. However, the PCAOB is currently unable to inspect an auditor's audit work related to a company's operations in China and where such documentation of the audit work is located in China. As a result, our investors may be deprived of the benefits of the PCAOB's oversight of auditors that are located in China through such inspections.

The inability of the PCAOB to conduct inspections of an auditor's work papers in China makes it more difficult to evaluate the effectiveness of any of our auditor's audit procedures or quality control procedures that may be located in China as compared to auditors outside of China that are subject to PCAOB inspections. Investors may consequently lose confidence in our reported financial information and procedures and the quality of our financial statements.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in China. Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in China where substantially all of our operations and business are located has conducted any due diligence on our operations or reviewed or cleared any of our disclosure.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Since substantially all of our operations and business takes place in China, it may be more difficult for the Staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosure. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of the CSRC, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise scrutinized by any local regulator.

Our independent registered public accounting firm may be temporarily suspended from practicing before the SEC if unable to continue to satisfy SEC investigation requests in the future. If a delay in completion of our audit process occurs as a result, we could be unable to timely file certain reports with the SEC, which may lead to the delisting of our stock.

The vast majority of our sales are to customers in China, and we have all of our operations in China. Like many U.S. companies with significant operations in China, our independent registered public accounting firm is located in China.

On January 22, 2014, Judge Cameron Elliot, an SEC administrative law judge, issued an initial decision suspending the Chinese member firms of the "Big Four" accounting firms, including our independent registered public accounting firm, from practicing before the SEC for six months. In February 2014, the initial decision was appealed. While under appeal and in February 2015, the Chinese member firms of "Big Four" accounting firms reached a settlement with the SEC. As part of the settlement, each of the Chinese member firms of "Big Four" accounting firms agreed to settlement terms that include a censure, undertakings to make a payment to the SEC, procedures and undertakings as to future requests for documents by the SEC, and possible additional proceedings and remedies should those undertakings not be adhered to.

If the settlement terms are not adhered to, Chinese member firms of "Big four" accounting firms may be suspended from practicing before the SEC which could in turn delay the timely filing of our financial statements with the SEC. In addition, it could be difficult for us to timely identify and engage another qualified independent auditor to replace our independent registered public accounting firm. A delinquency in our filings with the SEC may result in NASDAQ initiating procedures, which could adversely harm our reputation and have other material adverse effects on our overall growth and prospects.

We may fail to develop and maintain an effective system of internal controls over financial reporting.  As a result, we may not be able to accurately report our financial results or prevent fraud and current and potential shareholders could lose confidence in the integrity of our financial reports, which could harm our business and the trading price of our common stock.

Prior to our listing on the US stock exchange, we were a private company with all business operations within China. Our accounting and reporting system was designed to satisfy local statutory requirements and internal management needs. Since we became a public company, our business has grown significantly over the years. Management concluded that our internal controls over financial reporting were ineffective as of December 31, 2016, due to one material weakness which relates to the lack of sufficient accounting and financial reporting personnel to formalize certain key controls over the financial reporting process and report financial information based on US GAAP and SEC reporting requirements.

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

However, we cannot be certain that these measures we have undertaken will ensure that we will develop and maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need may become more complex, and significantly more resources may be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to develop and maintain an effective internal control system, our stockholders and other potential investors may lose confidence in our business operations and the integrity of our financial statements, and may be discouraged from future investments in our company, which may delay or hinder any future business development or expansion plans if we are unable to raise funds in future financings, and our current stockholders may choose to dispose of the shares of common stock they own in our company, which could have a negative impact on our stock price. In addition, non-compliance with SOX 404 could subject us to a variety of administrative sanctions, including the suspension of trading of our stock on the NASDAQ Global Market, ineligibility for listing on other national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which could further reduce our stock price.

We may be subject to or be liable for US taxes, interest and penalties.

As of December 31, 2016, for U.S. federal income tax purposes, the Company has tax loss carryforwards of US$520,617 and did not owe any U.S. federal income taxes. There can be no assurance that the IRS will agree with this position, and therefore we ultimately could be held liable for U.S. federal income taxes, interest and penalties.

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

As of December 31, 2016, HLJ Xinda Group operated three separate factories located at 9 Qinling Road (the "Qinling Road Factory"), 9 North Dalian Road (the "Dalian Road Factory") and 9 Jiangnan First Road (the "Jiangnan Road Factory"), respectively.  HLJ Xinda Group owns the titles to the land and premises of the Qinling Road Factory.  HLJ Xinda Group leases the land and premises of the Dalian Road Factory from Xinda High-Tech. HLJ Xinda Group is in the process of acquiring the titles to the land and premises at Jiangnan Road Factory. The Company expects the title transfer to be completed in 2017. HLJ Xinda Group's leases will expire on December 31, 2018. If we are unable to renew our lease on acceptable terms in due course or acquire the titles to the land and premises at Jiannan Road Factory or if our lease is terminated by the lessor unilaterally for the Dalian Road Factory:

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

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. Dollar. Under the 2005 policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. Renminbi appreciated by more than 20% against the U.S. dollar between July 2005 and July 2008. Between July 2008 and June 2010, this appreciation halted and the exchange rate between the Renminbi and the U.S. dollar remained within a narrow band. Between July 2008 and June 2010, this appreciation halted and the exchange rate between the Renminbi and the U.S. dollar remained within a narrow band. On June 19, 2010, the People's Bank of China decided to further promote the reform of the Renminbi exchange rate formation mechanism, and improve the flexibility of Renminbi exchange rate. The Company and its subsidiaries (both domestic and overseas) have debts denominated in foreign currencies, fluctuations in the exchange rates of Renminbi and Singapore dollar into foreign currencies creates exchange risk for the Company. With the internationalization process and RMB joining the SDR, RMB exchange rate may continue to fluctuate in the future. In August 2015, the People's Bank of China perfected its midpoint rate determination mechanism, which led to a 2% depreciation of Renminbi against the U.S. dollar. However, it is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the Renminbi and the U.S. dollar in the future. There remains significant international pressure on the PRC Government to further liberalize its currency policy, which could result in further fluctuations in the value of the Renminbi against the U.S. dollar. However, there is no assurance that there will not be a devaluation of Renminbi in the future. If there is such devaluation, our debt servicing cost will increase and the return to our overseas investors may decrease.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Physical Plant and Production

Our executive offices are located in Chaoyang District, Beijing, the capital city of China. Our owned facility includes two-floor office space (2,331.90 square meters) and 5-parking-lot spaces (288.17 square meters).  The Company is expecting to obtain the title of such offices and parking lots in 2017.

We had production facilities located in the Harbin Development Zone in the City of Harbin, which is the provincial capital of Heilongjiang Province in northeast China. Our owned facility has a total usable area of 7,359 square meters (79,212 square feet). The facility includes six buildings with one office building attached by one workshop, one storage room, one transformer station, and two guard rooms. All the Company's properties are insured by China Pacific Property Insurances Co., Ltd.

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

The land on which our owned facility in Dubai is located measures 52,530 square meters (565,428 square feet) issued to Dubai Xinda by  Department of Planning & Development, Ports, Customs & Free Zone, Government of Dubai.

On May 9, 2011, Harbin Xinda, a subsidiary of China XD, entered into a purchase agreement with Harbin Shengtong Engineering Plastics Co. Ltd. ("Harbin Shengtong") as amended on June 1, 2011. The legal representative of Harbin Shengtong is a former employee of Harbin Xinda. Pursuant to the purchase agreement, Harbin Xinda will purchase from Harbin Shengtong land use rights and a plant consisting of five workshops, a building and certain ancillary facilities (the "Project"). Harbin Shengtong is responsible to complete the construction of the plant and workshops according to Harbin Xinda's specifications. Once the Project is fully completed and accepted by Harbin Xinda, Harbin Shengtong shall transfer titles of the Project to Harbin Xinda. During the year ended December 31, 2014, the Project was completed. The total cost for the Project was RMB501.5 million. The titles of the five workshops are expected to transfer to the Company in 2017.

As of December 31, 2016, we had approximately 452,500 metric tons of production capacity across 144 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems, including the three additional workshops with 30 production lines completed the trial-run in December of 2012 and further expanded our annual capacity potential by approximately 135,000 metric tons and support our future growth in 2013. In December 2013, we broke ground on the construction of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total domestic installed production capacity to 690,000 metric tons with additional 70 new production lines at the completion of the construction of our fourth production plant. Sichuan Xinda has supplied to its customers since 2013, mainly backed by production capacity in our Harbin production plant. We installed 50 production lines with production capacity of 60,000 metric tons in the second half  of 2016 in our Sichuan plant as of December 31, 2016. There is still construction ongoing on the site of our Sichuan plant to be expected to be completed by end of second quarter of 2017. In order to meet the increasing demand from our customer in the ROK and to develop potential overseas markets, Dubai Xinda obtained one leased property and two purchased properties, approximately 52,530 square meters in total, including leased 10,000 square meters, and purchased 20,206 and 22,324 square meters on January 25, 2015, June 28, 2016 and September 21, 2016, respectively, from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE, with constructed building comprising warehouses, offices and service blocks.  In addition to the earlier 10 trial production lines in Dubai Xinda, the Company is planning to complete installing 45 production lines with 12,000 metric tons of annual production capacity by end of July, 2017, and additional 50 production lines with 13,000 metric tons of annual production capacity by end of January, 2018, bringing total installed production capacity in Dubai Xinda to 25,000 metric tons, targeting high-end products for the overseas market.

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

ITEM 3.   LEGAL PROCEEDINGS

The Company and certain of its officers and directors have been named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Southern District of New York.  These actions, which allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, were filed on July 15, 2014 and July 16, 2014 and are captioned Yang v. Han, et al., No. 14-cv-5308 (GBD) and Tompkins v. China XD Plastics Company Ltd., et al., No. 14-cv-5359 (GBD), respectively.  On November 21, 2014, the Court consolidated the actions and appointed lead plaintiffs.  On February 17, 2015, the lead plaintiffs filed a Consolidated Class Action Complaint on behalf of a class of all persons other than the defendants who purchased the common stock of China XD Plastics Company Limited between March 25, 2014 and July 10, 2014, both dates inclusive.  Specifically, the lead plaintiffs alleged that the Company and two of its officers made false or misleading statements and/or omitted material facts in the Company's Form 10-K for the year ended December 31, 2013 and the Company's Form 10-Q for the first quarter ended March 31, 2014. They also asserted that the individual defendants are liable because they allegedly controlled the Company during the time the allegedly false and misleading statements and omissions were made.  The lead plaintiffs sought damages in unspecified amounts.  On April 3, 2015, the Company moved to dismiss the Consolidated Class Action Complaint.  On March 23, 2016, the Court entered an Opinion and Order dismissing the Consolidated Class Action Complaint without prejudice.  On May 6, 2016, the lead plaintiffs moved the Court for leave to amend the Consolidated Class Action Complaint.  On June 24, 2016, the Company filed its opposition to the lead plaintiffs' motion.  On August 8, 2016, in conjunction with filing the reply brief in support of their motion, the lead plaintiffs moved to strike certain documents referred to in the Company's opposition.  The Company filed its opposition to the lead plaintiffs' motion to strike on September 16, 2016.  The lead plaintiffs filed their reply on October 7, 2016.  On March 8, 2017, the Court entered an Order in the Company's favor denying the lead plaintiffs' motion for leave to amend and denying the lead plaintiffs' motion to strike.  The lead plaintiffs may appeal dismissal of their lawsuits.

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

	Common Stock
	High	Low
Fiscal Year Ending December 31, 2016
First Quarter	4.13	2.70
Second Quarter	3.86	2.82
Third Quarter	5.36	3.21
Fourth Quarter	4.70	3.85

Fiscal Year Ending December 31, 2015
First Quarter	5.62	3.76
Second Quarter	6.60	5.03
Third Quarter	6.45	4.18
Fourth Quarter	4.83	3.91

Number of Holders

As of March 10 2017, there were 454 record holders of our common stock.

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

STOCK PERFORMANCE GRAPH
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
250
200
150
100
50
-
12/30/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
China XD Plastics (CXDC)
NASDAQ Composite Index (^IXIC)
Russell Small Cap Completeness Index (^RSCC)

Adjusted Closing Stock Price Cumulative Change

	12/31/2016	12/31/2015	12/31/2014	12/31/2013	12/31/2012	12/31/2011
China XD Plastics Co. Ltd.	$75	$81	$100	$97	$70	$98
Nasdaq Composite Index	$207	$189	$179	$157	$114	$98
Russell Small Cap Completeness Index	$184	$151	$159	$150	$110	$94

*$100 invested on 12/31/2011 in stock or index, including reinvestment of dividends. Data points are the last day of each fiscal year for the Company's common stock and December 31 of each year for indexes.

ITEM 6.   SELECTED FINANCIAL DATA

The tables below set forth selected historical financial information of the Company that has been derived from the audited financial statements as of December 31, 2012, 2013, 2014, 2015 and 2016, and for the last five years in the period ended December 31, 2016. The selected historical financial data should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere in this Form 10-K.

(in millions, except number of shares and per share amounts).

	2016	2015	2014	2013	2012
Revenues	$1,201.7	$999.2	$1,110.6	$1,050.8	$599.8
Net income	$101.6	$83.7	$120.7	$133.8	$85.9
Earnings per share
- basic	$1.54	$1.27	$1.85	$2.08	$1.35
-diluted	$1.54	$1.27	$1.85	$2.08	$1.35
Shares used in computing earnings per share

-basic	49,418,188	49,225,566	48,833,434	47,794,028	47,549,275
-diluted	49,419,197	49,229,460	48,833,434	47,794,028	47,549,275
Total cash, cash equivalents, restricted cash and time deposits	456.4	408.4	296.5	390.5	148.7
Total Assets	2,126.5	1,752.0	1,299.7	1,075.9	611.6
Long term bank loans	249.5	107.5	174.3	-	-
Notes payable	-	145.6	148.6	-	-
Total liabilities	1,394.7	1,076.4	676.8	566.0	249.6
Redeemable Series D Convertible Preferred Stock	97.6	97.6	97.6	97.6	97.6
Total Stockholder's equities	634.3	578.0	525.3	412.3	264.4

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

General

China XD is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China, and to a lesser extent, in Dubai, UAE. Through our wholly-owned operating subsidiaries in China and UAE we develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 402 certifications from manufacturers in the automobile industry as of December 31, 2016. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province. Our Research and Development (the "R&D") team consists of 485 professionals and 19 consultants, including one consultant who is a member of Chinese Academy of Engineering. As a result of the integration of our academic and technological expertise, we have a portfolio of 438 patents, 26 of which we have obtained the patent rights and the remaining 412 of which we have applications pending in China as of December 31, 2016.

Our products include eleven categories: Modified Polypropylene (PP), Modified Acrylonitrile Butadiene Styrene (ABS), Modified Polyamide 66 (PA66), Modified Polyamide 6 (PA6), Modified Polyoxymethylenes (POM), Modified Polyphenylene Oxide (PPO), Plastic Alloy, Modified Polyphenylene Sulfide (PPS), Modified Polyimide (PI), Modified Polylactic acid (PLA) and Poly Ether Ether Ketone (PEEK).

The Company's products are primarily used in the production of exterior and interior trim and functional components of 29 automobile brands and 92 automobile models manufactured in China, including Audi, Mercedes Benz, BMW, Toyota, Buick, Chevrolet, Mazda, Volvo, Ford, Citroen, Jinbei, VW Passat, Golf, Jetta, etc.  Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing plants in Harbin, Heilongjiang in the PRC. As of December 31, 2016, in domestic market, we had approximately 390,000 metric tons of production capacity across 84 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwanese conveyer systems. In December 2013, we broke ground on the construction of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total domestic installed production capacity to 690,000 metric tons with additional 70 new production lines at the completion of the construction of our fourth production plant. Sichuan Xinda has supplied to its customers since 2013, mainly backed by production capacity in our Harbin production plant. We installed 50 production lines with production capacity of 60,000 metric tons in the second half of 2016 in our Sichuan plant as of December 31, 2016. There is still construction ongoing on the site of our Sichuan plant to be expected to be completed by the end of the second quarter of 2017. In order to meet the increasing demand from our customer in the ROK and to develop potential overseas markets, Dubai Xinda obtained one leased property and two purchased properties, approximately 52,530 square meters in total, including one leased 10,000 square meters, and two purchased 20,206 and 22,324 square meters on January 25, 2015, June 28, 2016 and September 21, 2016, respectively,  from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE, with constructed building comprising warehouses, offices and service blocks. In addition to the earlier 10 trial production lines in Dubai Xinda, the Company is planning to complete installing 45 production lines with 12,000 metric tons of annual production capacity by end of July, 2017, and an additional 50 production lines with 13,000 metric tons of annual production capacity by end of January, 2018, bringing total installed production capacity in Dubai Xinda to 25,000  metric tons, targeting high-end products for the overseas market.

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

No impairment on our long-lived assets was recognized in 2016, 2015 and 2014.

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

Income Tax Uncertainties and Realization of Deferred Income Tax Assets

Our income tax provision, deferred income tax assets and deferred income tax liabilities are recognized and measured primarily based on actual and expected future income, PRC statutory income tax rates, PRC tax regulations and tax planning strategies. Significant judgment is required in interpreting tax regulations in the PRC, evaluating uncertain tax positions, and assessing the realizability of deferred income tax assets. Actual results could differ materially from those judgments, and changes in judgments could materially affect our consolidated financial statements. As of December 31, 2016 and 2015, we had total gross deferred income tax assets of US$3,951,012 and US$1,941,124, respectively. We record a valuation allowance to reduce our deferred income tax assets if, based on the weight of available evidence, we believe expected future taxable income is not likely to support the use of a deduction or credit in that jurisdiction. We evaluate the level of our valuation allowances quarterly, and more frequently if actual operating results differ significantly from forecasted results. As of December 31, 2016 and 2015, our valuation allowance against deferred income tax assets was US$3,951,012 and US$1,941,124 respectively.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter of 2017. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. Accordingly, the Company may adopt the standard in either its first quarter of 2017 or 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company plans to complete its evaluation by the third quarter of 2017, including an assessment of the new expanded disclosure requirements and a final determination of the transition method we will use to adopt the new standard.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. This standard will be effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-09 on its consolidated financial statements. Adoption of this new standard is not expected to have a material impact on the Company's consolidated financial statements.

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

The following table sets forth statements of comprehensive income data for the years ended December 31, 2016, 2015 and 2014 in millions of US$:

(millions of US$, except the percentage)	For the Years Ended December 31,
	2016			2015			2014
			Change			Change
	Amount	%	%	Amount	%	%	Amount	%
Revenues	1,201.7	100%	20.3%	999.2	100%	(10.0)%	1,110.6	100.0%
Cost of revenues	(954.7)	(79.4)%	16.7%	(817.8)	(81.8)%	(7.9)%	(888.2)	(80.0)%
Gross profit	247.0	20.6%	36.2%	181.4	18.2%	(18.4)%	222.4	20.0%
Total operating expenses	(79.3)	(6.6)%	70.9%	(46.4)	(4.6)%	(8.5)%	(50.7)	(4.6)%
Operating income	167.7	14.0%	24.2%	135.0	13.6%	(21.4)%	171.7	15.4%
Income before income taxes	119.0	9.9%	16.8%	101.9	10.3%	(26.7)%	139.0	12.4%
Income tax expense	(17.4)	(1.4)%	(4.4)%	(18.2)	(1.8)%	(0.5)%	(18.3)	(1.6)%
Net income	101.6	8.5%	21.4%	83.7	8.5%	(30.7)%	120.7	10.8%

Revenues
Fiscal 2016 Highlights

Revenues increased by 20.3% or US$202.5 million in 2016 as compared to 2015. This was due to approximately 20.5% increase in sales volume and 4.8% increase in the average RMB selling price of our products.

(i) Domestic market

For the year ended December 31, 2016, revenue from domestic market increased by US$163.7 million as a result of an increase of 19.7% in sales volume and an increase of 3.2% in the average RMB selling price of our products, as compared with those of last year.

In order to stimulate the growth of the auto industry, on September 29, 2015, the Chinese government implemented a tax incentive policy of 50% reduction of the sales tax for eligible purchase of vehicles with engines of 1.6 liters and less.  This helped the recovery of vehicle sales in China since the fourth quarter of 2015. According to the China Association of Automobile Manufacturers, Automobile production in China increased by 14.5% for the year of 2016 as compared to that of 2015. An improvement in macroeconomic conditions in 2016 has improved business conditions and ease pricing pressures which have resulted in stronger company profit margins

Driven by accelerating growth of 196.7% in South China, 112.4% in Central China, 39.4% in Southwest China and 35.6% in East China, our domestic sales in 2016 increased by 17.6% as compared to the same period of the prior year.

As for the RMB selling price, the increase was mainly due to higher-end product of modified PA6, PA66 and Plastic Alloy in China.

(ii) Overseas market

For the year ended December 31, 2016, revenue from overseas market increased by US$38.6 million, as a result of the significant increase of 65.3% in sales volume, partially offset by 6.7% decrease in the average selling price as compared with those of last year.  Sales overseas accounted for 9.2% of the total sales, reflecting our efforts to reduce the domestic concentration in China market.

During the second quarter of 2016, we resumed entry into ROK market by selling to the ROK customer. Sales to the customer were US$110.2 million, accounting for 9.2% of our total sales. The ROK customer has an outstanding balance of US$74.6 million, among which balance of US$23.6 million was overdue as of December 31, 2016.  Subsequently the Company has collected $32.1 million from the ROK customer. The overdue payment has been explained to the Company as due to this customer's business expansion and tight funding conditions. As the account receivable balance was overdue, the Company suspended the sales to the ROK customer in 2017. The Company has discussed this situation with the ROK customer and obtained an understanding that they will make the overdue payment by March 31, 2017.

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

The following table summarizes the breakdown of revenues by categories in millions of US$:

(millions of US$, except the percentage)	Revenues For the Years Ended December 31,
	2016		Change	2015		Change	2014
	Amount	%	%	Amount	%	%	Amount	%
Modified Polyamide 66 (PA66)	260.1	21.7%	18.7%	219.1	21.9%	13.9%	192.4	17.4%
Modified Polyamide 6 (PA6)	280.1	23.3%	37.6%	203.5	20.4%	(8.8)%	223.1	20.1%
Plastic Alloy	401.7	33.4%	14.6%	350.6	35.1%	(12.4)%	400.3	36.0%
Modified Polypropylene (PP)	178.7	14.9%	8.4%	164.8	16.5%	(29.1)%	232.4	21.0%
Modified Acrylonitrile butadiene styrene (ABS)	42.1	3.5%	4.0%	40.5	4.1%	10.1%	36.8	3.3%
Polyoxymethylenes (POM)	13.4	1.1%	282.9%	3.5	0.3%	(2.8)%	3.6	0.3%
Polyphenylene Oxide (PPO)	15.3	1.3%	17.7%	13.0	1.3%	(12.2)%	14.8	1.3%
Modified Polylactic Acid (PLA)	2.6	0.2%	n/a	0.0	0.0%	n/a	0.0	0.0%
Raw Materials	2.4	0.2%	(29.4)%	3.4	0.3%	(52.8)%	7.2	0.6%
Others	5.3	0.4%	562.5%	0.8	0.1%	n/a	-	-
Total Revenues	1,201.7	100.0%	20.3%	999.2	100.0%	(10.0)%	1,110.6	100.0%

The following table summarizes the breakdown of metric tons (MT) by product mix:

	Sales Volume For the Years Ended December 31,
	2016		Change	2015		Change	2014
	MT	%	%	MT	%	%	MT	%
Modified Polyamide 66 (PA66)	64,831	16.2%	22.1%	53,114	16.0%	43.6%	36,984	10.8%
Modified Polyamide 6 (PA6)	83,159	20.8%	42.2%	58,465	17.6%	18.2%	49,447	14.5%
Plastic Alloy	123,041	30.7%	10.5%	111,314	33.5%	(2.5)%	114,216	33.4%
Modified Polypropylene (PP)	102,745	25.7%	16.1%	88,508	26.6%	(26.5)%	120,385	35.3%
Modified Acrylonitrile butadiene styrene (ABS)	17,215	4.3%	7.5%	16,007	4.8%	15.3%	13,884	4.1%
Polyoxymethylenes (POM)	4,375	1.1%	317.1%	1,049	0.3%	0.9%	1,040	0.3%
Polyphenylene Oxide (PPO)	2,355	0.6%	28.4%	1,834	0.6%	(8.8)%	2,010	0.6%
Modified Polylactic Acid (PLA)	411	0.1%	41000.0%	1	0.0%	n/a	1	0.0%
Raw materials	2,184	0.5%	17.9%	1,852	0.6%	(47.9)%	3,553	1.0%
Total Sales Volume	400,316	100.0%	20.5%	332,144	100.0%	(2.7)%	341,520	100.0%

The Company continued to shift production mix from traditional Modified Polypropylene (PP) to higher-end products such as PA66, PA6 and Plastic Alloy, primarily due to (i) greater growth potential of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) better quality from and consumer recognition of higher-end cars made by automotive manufacturers from Chinese and Germany joint ventures, and U.S. and Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China. In addition, the Company sold primarily higher-end Plastic Alloy to the customer in the Republic of Korea.

Gross Profit and Gross Margin

(in millions, except percentage)	For the Years Ended December 31,
	2016	Change	2015	Change	2014
Gross Profit	$247.0	36.2%	$181.4	(18.4)%	$222.4
Gross Margin	20.6%	2.4%	18.2%	(1.8)%	20.0%

Fiscal 2016 Highlights

Gross profit was US$247.0 million in the year ended December 31, 2016, compared to US$181.4 million in the same period of 2015, representing an increase of 36.2%. Our gross margin increased to 20.6% during the year of 2016 from 18.2% during the same period of 2015, primarily due to higher contribution of higher-margin product sales in overseas market for the year ended December 31, 2016 as compared to that of the prior year.

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

General and Administrative Expenses

(in millions, except percentage)	For the Years Ended December 31,
	2016	Change	2015	Change	2014
General and Administrative Expenses	$30.0	26.1%	$23.8	15.5%	$20.6
as a percentage of revenues	2.5%	0.1%	2.4%	0.5%	1.9%

Fiscal 2016 Highlights

General and administrative (G&A) expenses were US$30.0 million in 2016, compared to US$23.8 million in 2015, representing an increase of 26.1%, or US$6.2 million. This increase is primarily due to the increase of (i) US$5.8 million in salary, bonus and welfare which was due to the increase in the number of management and general staff from supporting departments and in the salary and bonus; (ii) US$0.8 million in travelling and transportation expense; (iii) US$0.4 million in professional fee; (iv) US$ 0.4 million in rental fee; and partially offset by (v) the decrease of US$1.5 million in non-income taxation expenses.

On a percentage basis, G&A expenses in 2016 were 2.5%, compared to 2.4% of the same period of 2015.

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

On a percentage basis, G&A expenses in 2014 were 1.9% of revenues, compared to 1.6% of the same period of 2013.

Research and Development Expenses

(in millions, except percentage)	For the Years Ended December 31,
	2016	Change	2015	Change	2014
Research and Development Expenses	$48.0	127.5%	$21.1	(28.2)%	$29.4
as a percentage of revenues	4.0%	1.9%	2.1%	(0.5)%	2.6%

Fiscal 2016 Highlights

Research and development expenses were US$48.0 million in 2016 compared with US$21.1 million in 2015, an increase of US$26.9 million, or 127.5%. This increase was primarily due to i) elevated Research and development activities to meet the higher quality requirements of potential customers from Europe which resulted in an increase amount of US$15.3 million; ii) increased efforts directed towards applications in new electrical equipment and electronics, alternative energy applications, power devices, aviation equipment and ocean engineering, in addition to other new products primarily for advanced industrialized applications in the automobile sector and in new verticals such as ships, airplanes, high-speed rail, 3D printing materials, biodegradable plastics, and medical devices which resulted in an increase amount of US$10.0 million; and iii) an increase in depreciation expenses after additional R&D equipment was put into use at Sichuan Xinda which resulted in an increase of $0.09 million

As of December 31, 2016, the number of ongoing research and development projects was 212. We expect to complete and commence to realize economic benefits on approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.

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

Operating Income

Total operating income was US$167.7 million in 2016 compared to US$135.0 million in 2015 and US$171.7 million in 2014, representing an increase of 24.2% or US$32.7 million in 2016, and a decrease of 21.4% or US$36.7 million in 2015. This increase in 2016 was due to the higher gross margin, partially offset by the higher general and administration expenses and higher research and development expenses. While the decrease in 2015 was due to the lower gross profit, higher general and administration expenses and higher selling expenses, partially offset by the lower research and development expenses.

Interest Income (Expenses)

(in millions, except percentage)	For the Years Ended December 31,
	2016	Change	2015	Change	2014
Interest Income	$5.8	(29.3)%	$8.2	(25.5)%	$11.0
Interest Expenses	(41.4)	(3.0)%	(42.7)	2.9%	(41.5)
Net Interest Expenses	$(35.6)	(3.2)%	$(34.5)	13.1%	$(30.5)
as a percentage of revenues	2.9%	(0.6)%	3.5%	0.8%	2.7%

Fiscal 2016 Highlights

Net interest expense was US$35.6 million in 2016, compared to net interest expense of US$34.5 million in 2015, primarily due to (i) a decrease of interest income resulting from the average interest rate decreased to 1.4% for the twelve months ended December 31, 2016 compared to 2.6 % of the same period in 2015; (ii) the increase of average short-term and long-term loan balance in amount of US$576.0 million for the twelve months ended December 31, 2016 compared to US$395.6 million for the same period in 2015, partially offset  by (iii) the increase of average deposit balance in amount of US$420.3 million for the twelve months ended December 31, 2016 compared to US$308.1 million for the same period in prior year;  (iv) a decrease of interest expense which was due to the average interest rate decreased to 4.7% for the twelve months ended December 31, 2016 compared to 5.5% of the same period in 2015.

Fiscal 2015 Highlights

Net interest expense was US$34.5 million in 2015, compared to net interest expense of US$30.5 million in 2014, primarily due to (i) an increase of US$1.8 million interest expenses resulting from the issuance of senior notes in 2014.  On February 4, 2014, Favor Sea (BVI), a wholly owned subsidiary of the Company, issued US$150,000,000 aggregate principal amount of 11.75% Guaranteed Senior Notes due 2019 with issuance price of 99.080% (the "senior notes"). The senior notes bear interest at a rate of 11.75% per annum and the holding days with the senior notes in 2015 was 365 days compared to 331 days in 2014 led the interest expense increase; (ii) an decrease of US$2.8 million interest income due to the decrease of average deposit balance in the amount of US$308.1 million bearing a weighted average interest rate of 2.6% in 2015 compared to US$399.2 million bearing a weighted average interest rate of 2.7% in 2014, leading to the decrease of interest income.

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

Foreign Currency Exchange Gains (Losses)

(in millions, except percentage)	For the Years Ended December 31,
	2016	Change	2015	Change	2014
Foreign currency exchange gains (losses)	$2.0	190.9%	$(2.2)	15.8%	$(1.9)
as a percentage of revenues	0.2%	0.0%	0.2%	0.0%	0.2%

Foreign currency exchange gains were US$2.0 million in 2016, compared to foreign currency exchange losses of US$2.2 million in 2015, and foreign currency exchange losses of US$1.9 million in 2013 mostly due to the appreciation of US Dollar against RMB during 2016 as China loosened the range RMB was allowed to fluctuate.

Loss on Debt Extinguishment

(in millions, except percentage)	For the Years Ended December 31,
	2016		Change	2015	Change	2014
Loss on Debt Extinguishment	$19.0		n/a	$-	-	-
as a percentage of revenues	1.	6%	1.6%	0.0%	0.0%	0.0%

On August 29, 2016 (the "Redemption Date"), the Company fully redeemed all of its 11.75% guaranteed senior notes due on February 4, 2019 (the "Notes") plus accrued and unpaid interest to the redemption date.  The aggregate amount paid to redeem the Notes was US$166.6 million, plus accrued and unpaid interest to the redemption date, which resulted in a charge of U$19.0 million as loss on debt extinguishment for the twelve-month period ended 2016.

 Income Taxes

(in millions, except percentage)	For the Years Ended December 31,
	2016	Change	2015	Change	2014
Income before Income Taxes	$119.0	16.8%	$101.9	(26.7)%	$139.0
Income Tax Expense	(17.4)	(4.4)%	(18.2)	(0.5)%	(18.3)
Effective income tax rate	14.6%	(3.3)%	17.9%	4.8%	13.1%

The effective income tax rate in 2016, 2015 and 2014 was 14.6%, 17.9% and 13.1%, respectively.  The effective income tax rate decreased from 17.9% in 2015 to 14.6% in 2016, primarily due to the more portion of the consolidated profit was generated by Dubai Xinda which was exempted from income taxes.

The effective income tax rate increased from 13.1% in 2014 to 17.9% in 2015, primarily due to less profit generated by Dubai Xinda  in 2015 compared with that of 2014, which was exempted from income taxes.

The effective income tax rate in 2016 differs from the PRC statutory income tax rate of 25% primarily due to the effect of the preferential tax rate of Dubai Xinda  not subject to PRC income tax, the preferential tax rate of Sichuan Xinda additional deduction of R&D expense and partially offset by (i)  the loss generated by the debt extinguishment of FS BVI not subject to PRC income tax, (ii) the increase of valuation allowances against deferred income tax assets of certain subsidiaries, which were at cumulative loss position, and (iii) the effect of non-deductible expenses.

The effective income tax rate in 2015 differs from the PRC statutory income tax rate of 25% primarily due to (i) Sichuan Xinda's preferential income tax rate, exemption of income tax for the income earned by Dubai Xinda and R&D additional deduction of HLJ Xinda Group and Sichuan Xinda, partially offsetting by (i) non-deductible stock-based compensation expenses; (ii) increase of valuation allowances against deferred income tax assets of certain subsidiaries, which were at cumulative loss position.

The effective income tax rate in 2014 differs from the PRC statutory income tax rate of 25% primarily due to (i) Sichuan Xinda's preferential income tax rate and exemption of income tax for the income earned by Dubai Xinda, partially offsetting by (i) increase of valuation allowances against deferred income tax assets of certain subsidiaries, which were at cumulative loss position and (ii) effect of non-deductible expenses.

Our PRC and Dubai subsidiaries have US$454.7 million of cash and cash equivalents, restricted cash and time deposits as of December 31, 2016, which are planned to be indefinitely reinvested in the PRC and Dubai. The distributions from our PRC and Dubai subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries. In addition, due to our policy of indefinitely reinvesting our earnings in Dubai, UAE, we have not provided for deferred income tax liabilities related to Dubai Xinda in Dubai, UAE, on undistributed earnings.

Net Income

As a result of the above factors, we had a net income of US$101.6 in 2016, as compared to US$83.7 million in 2015, and US$120.7 million in 2014.
Selected Balance Sheet Data as of December 31, 2016 and 2015:

	2016	2015	Change
(in millions, except percentage)			Amount	%
Cash and cash equivalents	168.1	119.9	48.2	40.2%
Restricted cash	103.5	50.9	52.6	103.3%
Time deposits	184.8	237.6	(52.8)	(22.2)%
Accounts receivable, net of allowance for doubtful accounts	410.0	234.5	175.5	74.8%
Inventories	280.9	294.7	(13.8)	(4.7)%
Prepaid expenses and other current assets	125.3	15.7	109.6	698.1%
Property, plant and equipment, net	806.4	571.7	234.7	41.1%
Land use rights, net	22.5	24.5	(2.0)	(8.2)%
Prepayments to equipment and construction suppliers	14.2	183.2	(169.0)	(92.2)%
Other non-current assets	10.5	19.0	(8.5)	(44.7)%
Total assets	2,126.5	1,752.0	374.5	21.4%
Short-term bank loans, including current portion of long-term bank loans	444.8	284.3	160.5	56.5%
Bills payable	148.4	33.5	114.9	343.0%
Accounts payable	320.0	257.4	62.6	24.3%
Income taxes payable, including noncurrent portion	22.0	28.0	(6.0)	(21.4)%
Accrued expenses and other current liabilities	119. 3	141.0	(21.7)	(15.4)%
Long-term bank loans, excluding current portion	249.5	107.5	142.0	132.1%
Notes payable	-	145.6	(145.6)	(100.0)%
Deferred income	69.3	62.0	7.3	11.8%
Redeemable Series D convertible preferred stock	97.6	97.6	-	-
Stockholders' equity	634.3	578.0	56.3	9.7%

Our financial condition continued to improve as measured by an increase of 9.7% in stockholders' equity as of December 31, 2016 as compared to that of December 31, 2015. Cash and cash equivalents, restricted cash and time deposits increased by 11.8% or US$48.0 million due to the operating cash inflows. Inventory decreased by 4.7% due to the Company's efforts to increase sales.  Property, plant and equipment, net increased by 41.1% mainly due to the delivery of the equipment of Dubai Xinda at the beginning of 2016. Prepayment to equipment suppliers decreased by 92.2% mainly because the equipment was delivered to Dubai, UAE. The aggregate short-term and long-term bank loans increased by 77.2% due to the utilization of existing lines of credit and our taking out a $180 million syndicated loan to redeem our 11.75% guaranteed senior notes due February 4, 2019. We believe our current debt level is manageable. We define the manageable debt level as the sum of aggregate short-term and long-term loans, and notes payable over total assets.

On August 29, 2016 (the "Redemption Date"), the Company fully redeemed all of its Notes, plus accrued and unpaid interest to the redemption date.  The aggregate amount paid to redeem the Notes was US$166.6 million, plus accrued and unpaid interest to the redemption date, which resulted in a one-time, non-operating charge of U$19.0 million as loss on debt extinguishment in the third quarter of 2016.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production lines. We have financed these requirements primarily from cash generated from operations, bank borrowings and the issuance of our convertible preferred stocks and debt financings. As of December 31, 2016 and 2015, we had US$168.1 million and US$119.9 million, respectively, in cash and cash equivalents, which were primarily deposited with banks in China (including Hong Kong and Macau SAR), UAE and U.S. As of December 31, 2016, we had US$444.8 million outstanding short-term bank loans (including the current portion of long-term bank loans), including US$273.1 million unsecured loan and US$50.5 million loans secured by accounts receivable, US$32.5 million loans secured by restricted cash, and US$88.7 long-term bank loans that due in one year. We also had US$249.5 million long-term bank loans (excluding the current portion), including US$44.2 million loans secured by deposits, US$53.3 million unsecured loan and US$152.0 million syndicate loan facility. Short-term and long-term bank loans in total bear a weighted average interest rate of 3.8% per annum and do not contain any renewal terms. We have historically been able to make repayments when due.

A summary of lines of credit and the remaining line of credit as of December 31, 2016 is as below:

(in millions)	December 31, 2016
	Lines of Credit, Obtained			Remaining Available
Name of Financial Institution	Date of Approval	RMB	USD	USD
Bank of Longjiang, Heilongjiang	March 16, 2016	400.0	57.7	-
China Everbright Bank	July 21, 2016	100.0	14.4	7.2
China CITIC Bank	May 19, 2016	100.0	14.4	-
Bank of China	July 28, 2016	1,328.9	191.6	99.6
HSBC	August 16, 2015	510.6	73.6	42.6
Agriculture Bank of China	November 25, 2015	400.0	57.6	28.8
China Construction Bank	January 8, 2016	540.0	77.8	56.2
ICBC	September 27, 2016	2,496.3	359.9	245.1
Societe Generale (China) Limited	October 15, 2015	80.0	11.5	-
Export-Import Bank of China	March 30, 2016	300.0	43.2	-
Subtotal (credit term<=1 year)		6,255.8	901.7	479.5
Bank of China	July 28, 2016	771.1	111.2	57.8
China Construction Bank	May 12, 2016	210.9	30.4	-
ICBC	September 27, 2016	108.7	15.7	1.9
Subtotal (credit term>1 year)		1,090.7	157.3	59.7
Total		7,346.5	1,059.0	539.2

We have historically been able to make repayments when due. As of December 31, 2016, we have contractual obligations to pay (i) lease commitments in the amount of US$3.6 million, including US$1.4 million due in one year; (ii) equipment acquisition and facility construction in the amount of US$66.1 million; (iii) long-term bank loan in the amount of US$364.7 million (including principals and interests).

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

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2016, 2015, and 2014:

	Years Ended December 31,
	2016	2015	2014
(in millions, except percentage)
Net cash provided by operating activities	84.5	227.4	148.7
Net cash used in investing activities	(148.6)	(280.3)	(299.3)
Net cash provided by financing activities	121.8	131.7	99.4
Effect of foreign currency exchange rate changes on cash and cash equivalents	(9.5)	(4.4)	1.1
Net increase (decrease) in cash and cash equivalents	48.2	74.4	(50.1)

 FY 2016 Highlights

Net cash provided by operating activities decreased by US$142.9 million for the year ended December 31, 2016 from US$227.4 million for the year ended December 31, 2015, primarily due to (i) the increase of approximately US$159.7 million  in cash operating payments, including raw material purchases, rental and personnel costs, (ii) the increase of US$10.5 million in income tax payments, (iii) the decrease of US$2.3 million in interest income received,  (iv) the increase of US$5.6 million interest payments, (v) the decrease of approximately US$0.7 million cash inflow due to the forward contract settlement, (vi) the decrease of approximately US$31.3 million released from restricted cash and (vii) the decrease of US$2.8 million received from government grant, partially offset by (viii) the increase of approximately US$70.0 million in cash collected from our customers for the twelve-month period ended December 31, 2016.

Investing Activities

Net cash used in the investing activities was US$148.6 million for the year ended December 31, 2016 compared to US$280.3 million for the same period of last year, mainly due to (i) the decrease of US$56.6 million purchase of property, plant and equipment, (ii) the decrease of US$13.9 million payment for land use right  (iii) the increase of US$11.0 million government grant related to the construction of Sichuan plant and (iv) the increase of US$51.3 million proceeds from maturity of time deposits, partially offset by (v)  the increase of US$1.1 million purchase of time deposits for the year ended December 31, 2016.

Financing Activities

Net cash provided by the financing activities was US$121.8 million for the year ended December 31, 2016, as compared to US$131.7 million for the same period of last year, primarily as a result of i) the increase of US$198.3 million repayments of bank borrowings, (ii) the redemption of US$165.4 million notes payable, (iii) the increase of US$33.7 million of placement of restricted cash as collateral for bank borrowings, and (iv) the US$6.8 million issuance costs related to the syndicate loans, partially offset by  (v) the increase of US$362.9 million borrowings of bank loans including the US$180.0 million syndicate loans, and (vi) the increase of US$31.4 million release from restricted cash as collateral for bank borrowings for the twelve-month period ended December 31, 2016.

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

Financing Activities

Net cash provided by the financing activities was US$131.7 million for the year ended December 31, 2015, as compared to US$99.4 million for the same period of last year, primarily as a result of (i) the decrease of US$492.4 million repayments of bank borrowings, (ii) the decrease of US$4.7 million issuance costs paid, partially offset by (iii) the decrease of US$293.4 million borrowings of bank loans, (iv) the decrease of US$148.4 million proceeds from senior notes issued, (v) the increase of US$12.5 million of placement of restricted cash as collateral for bank borrowings, (vi)  the decrease of US$10.0 million release from restricted cash as collateral for bank borrowings, and (vii) the decrease of US$0.6 million proceeds from exercise of Series A investor warrants.

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

On January 24, 2014, the Company's wholly owned subsidiary, Favor Sea (BVI), priced its international offering of guaranteed senior notes. The offering consists of US$150 million aggregate principal amount of 11.75% guaranteed senior notes due 2019.  The Notes have been listed and quoted on the Singapore Stock Exchange on February 5, 2014. The Company intends to use the net proceeds from the offering for repayment of indebtedness incurred by its PRC subsidiaries, for capital expenditure on a production base in Sichuan and for general corporate purposes. The Notes are guaranteed on a senior basis by China XD and Xinda Holding (HK) Company Limited, a subsidiary wholly owned by the Note Issuer. The Notes are secured by a pledge of the shares of the Note Issuer and the Subsidiary Guarantor.

As of December 31, 2016, our cash and cash equivalents balance was US$168.1 million, compared to US$119.9 million at December 31, 2015.

Days Sales Outstanding ("DSO") has increased from 78 days for the year ended December 31, 2015 to 96 days for the year ended December 31, 2016. The ROK customer has an outstanding balance of US$74.6 million, among which balance of US$23.6 million was overdue as of December 31, 2016.  Subsequently the Company has collected $32.1 million from the ROK customer. The overdue payment has been explained to the Company as due to this customer's business expansion and tight funding conditions. As the account receivable balance was overdue, the Company suspended the sales to the ROK customer in 2017. The Company has discussed this situation with the ROK customer and obtained an understanding that they will make the overdue payment by March 31, 2017.

We believe that our DSO is still well below industry average Industry Standard Customer and Supplier Payment Terms (days) as below:

	Year ended December 31, 2016	Year ended December 31, 2015 and 2014
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Purchase Credit Term	Payment in advance/up to 90 days	Payment in advance/up to 60 days

Inventory turnover days has decreased from 120 days for the year ended December 31, 2015 to 109 days for the year ended December 31, 2016 due to better working capital management in 2016.

Turnover days of payables have increased from 90 days for the year ended December 31, 2015 to 109 days for the year ended December 31, 2016.

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

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of December 31, 2016 are as follows:

Contractual obligations	Total	Payment due less than 1 year	1 – 3 years	3-5 years	More than 5 years
Lease commitments	3,567,171	1,402,571	1,028,373	227,246	908,981
Purchase of land use rights, plant equipment, and construction in progress (2) (3)	66,125,017	65,971,435	153,582	-	-
Long-term bank loans (1)	364,667,080	99,210,055	209,898,676	55,558,349	-

Total	434,359,268	166,584,061	211,080,631	55,785,595	908,981

(1)  Includes interest of US$ 21.0 million accrued at the interest rate under the loan agreements. For borrowings with a floating rate, the most recent rate as of December 31, 2016 was applied.

(2)   Sichuan plant construction and equipment purchase

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion in property, plant and equipment and approximately RMB0.6 billion in working capital, for the construction of Sichuan plant.  As of December 31, 2016, the Company has a remaining commitment of RMB69.9 million (equivalent to US$10.1 million) mainly for facility construction.

In September 2016, Sichuan Xinda entered into equipment purchase contracts with Harbin Hailezi Science and Technology Co., Ltd. ("Hailezi") for a consideration of RMB17.0 million (equivalent to US$2.5 million)  to purchase storage facility and testing equipment. As of December 31, 2016, Sichuan Xinda has a remaining commitment of RMB11.0 million (equivalent to US$1.6 million).

On October 20, 2016, Sichuan Xinda entered into an equipment purchase agreement purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of US$12.9 million to purchase certain production and testing equipment.  As of December 31, 2016, the Company has a commitment of US$12.9 million.

On November 15, 2016, Sichuan Xinda entered into decoration contract with Sichuan Beijin Construction Engineering Co. Limited ("Beijin Construction")  to perform indoor and outdoor decoration work for a consideration of RMB237.6 million (equivalent to US$34.3 million).  As of December 31, 2016, Sichuan Xinda has a remaining commitment of RMB207.6 million (equivalent to US$29.9 million).

On December 12, 2016, Sichuan Xinda entered into a strategic investment agreement with Shunqing Government, Nanchong City, Sichuan Province. Pursuant to the agreement, Sichuan Xinda will invest RMB2.2 billion (equivalent to US$317.1 million) in bio-composite project and RMB300 million (equivalent to US$43.2 million) on additive manufacturing used composites (3D printing materials) project, respectively.

On January 3, 2017, Sichuan Xinda entered into two revocable equipment purchase contracts with Harbin Hailezi Science and Technology Co., Ltd. ("Hailezi") to purchase production equipment, packing equipment and storage facility for a total consideration of RMB1.44 billion (equivalent to US$207.4 million), which were estimated) to be fully delivered by April 2018. Pursuant to the contracts with Hailezi, Sichuan Xinda has prepaid RMB863.5 million (equivalent to US$124.5 million) and has a remaining commitment of RMB575.6 million (equivalent to US$82.9 million) as of March 16, 2017.

On March 13, 2017, Sichuan Xinda entered into a land use right transfer agreement with Shunqing Government, Nanchong City, Sichuan Province to purchase a piece of land located at Yinghua Industrial Park in Nanchong City, Sichuan Province for a total consideration of RMB20.7 million (equivalent to US$3.0 million) which will be fully paid off by March 29, 2017. Pursuant to the agreement, Sichuan Xinda has prepaid RMB6.0 million (equivalent to US$0.9 million) as deposits as of March 16, 2017.

(3)    Dubai plant construction and equipment

On April 28, 2015, Dubai Xinda entered into a warehouse construction contract with Falcon Red Eye Contracting Co. L.L.C. for a total consideration of AED6.7 million (equivalent to US$1.8 million). As of December 31, 2016, the Company has a remaining commitment of US$0.9 million.

On September 21, 2016, Dubai Xinda entered into a plant purchase contract with Samim Group Fze for a total consideration of AED55.3 million (equivalent to US$15.0 million). As of December 31, 2016, the Company has a remaining commitment of US$9.7 million.

In September, 2016, Dubai Xinda entered into apartment purchase contracts with Dubai Sports City LLC ("Sports City") for a total consideration of AED14.0 million (equivalent to US$3.8 million). As of December 31, 2016, the Company has a remaining commitment of AED3.7 million (equivalent to US$1.0 million).

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

A hypothetical 1.0% increase in the annual interest rate for all of our credit facilities under which we had outstanding borrowings as of December 31, 2016 would decrease income before income taxes by approximately US$6.9 million for the year ended December 31, 2016. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

Majority of our revenues are collected in and our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the US$1.00 until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the People's Bank of China allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. The People's Bank of China allowed the RMB and U.S. dollar exchange rate to fluctuate within 1% on April 16, 2012 and 2% on March 17, 2014 respectively. On December 31, 2016, the RMB traded at 6.9370 RMB to 1.00 U.S. dollar.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our assessment, the CEO and the CFO determined that, as of December 31, 2016, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on a framework established in Internal Control- Integrated Framework (2013) issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO) as of December 31, 2016. Based on such evaluation, our management, including the CEO and CFO, has concluded that the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) as of December 31, 2016 is ineffective. This assessment identified one material weakness related to lack of sufficient accounting and financial reporting personnel to formalize certain key controls over the financial reporting process and report financial reporting information based on generally accepted accounting principles and SEC reporting requirements.

The Company's independent registered public accounting firm has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2016, as stated in their report appearing herein under Item 9A(b) of this Annual Report on Form 10-K. Our independent registered public accounting firm has issued an adverse opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

During the twelve months ended December 31, 2016, our efforts to improve our internal controls over financial reporting (1) recruiting qualified accounting staff in Xinda CI (Beijing) Investment Holding Company Limited with requisite expertise and knowledge to help improve our internal control procedures, (2) adopting procedures to evaluate and assess performance of directors, officers and employees of the Company, (3) internal meetings, discussions, trainings and seminars periodically to review and improve our internal control procedures. We plan to improve on the above-referenced weakness by the end of the fiscal year ending December 31, 2017.

Other than the foregoing, there has been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b) Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
China XD Plastics Company Limited:
We have audited China XD Plastics Company Limited's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  China XD Plastics Company Limited's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company's lack of sufficient accounting and financial reporting personnel has been identified and included in management's assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of China XD Plastics Company Limited and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2016. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements, and this report does not affect our report dated March 16, 2017, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, China XD Plastics Company Limited has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

 /s/ KPMG Huazhen LLP
Beijing, China
March 16, 2017

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

Our current directors and executive officers are as follows:

Name	Age	Title	Date of Initial Appointment
Jie Han	51	Chief Executive Officer and Chairman of the Board of Directors	December 31, 2008
Taylor Zhang	38	Chief Financial Officer and Director	May 14, 2009
Qingwei Ma	42	Chief Operating Officer and Director	December 31, 2008
Lawrence W. Leighton (1)(2)(3)	82	Independent Director	May 14, 2009
Feng Li (1)(2)(3)	54	Independent Director	November 14, 2012
Linyuan Zhai (1)(2)(3)	67	Independent Director	May 14, 2009
Homer Sun (2)(4)	45	Independent Director	January 1, 2012
Jun Xu(4)	41	Independent Director	September 28, 2011
Junjie Ma	41	Chief Technology Officer	May 26, 2009

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

Taylor Zhang. Mr. Zhang has over 14 years of experience in finance and operation in a broad range of industries. From May 2008 to March 2009, Mr. Zhang served as Chief Financial Officer of Advanced Battery Technologies, Inc. From 2007 to 2008, he served as Executive Vice President of Finance of China Natural Gas, Inc. From 2005 to 2007, Mr. Zhang worked as a research analyst in New York Private Equity. From 2000 to 2002, he was employed as Finance Manager by Datong Thermal Power Limited. Mr. Zhang contributes to our Board of Directors with extensive experience in finance and operations. He holds a MBA from University of Florida and a Bachelor's Degree in mechanical and electronic engineering from Beijing Technology and Business University.

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

Linyuan Zhai.  Mr. Zhai, 67, worked for China FAW Group Corporation for 37 years and has and contributes to our Board of Directors with extensive experience in terms of technology, production, and business management. He is one of the pioneers and outstanding contributors of FAW Group's success. Since 2000, Mr. Zhai has served as general manager of FAW Sihuan Products Co., Ltd., an automobile manufacturing company. From August 1998 to December 2000, Mr. Zhai was the manufacturing section chief at FAW Sihuan Head Office.  From August 1992 to August 1998, Mr. Zhai was the factory manager at FAW Sihuan Auto Warm Air Blower Factory. In 2000, as deputy general manager, Mr. Zhai successfully led the initial public offering of Four Ring Company, a subsidiary of FAW Group, a leader in the vehicle manufacturing industry based in China. Mr. Zhai received his business management degree from Changchun University.

Homer Sun. Homer Sun is the Chief Investment Officer of Morgan Stanley Private Equity Asia, a Managing Director of Morgan Stanley and leads the Fund's China Investment Operations. Mr. Sun also serves on the Firm's China Management Committee, which is comprised of the Firm's senior business leaders within China. Mr. Sun joined the Firm in 2000 and has led MSPE Asia's private equity transactions in China for three funds to date: Fund II (2005), Fund III (2007) and Fund IV (2013). Mr. Sun currently serves as a director on the boards of several Chinese companies, including Tianhe Chemicals, Sihuan Pharmaceutical and Nature Home; he was previously a director of Shanshui Cement. Prior to joining Morgan Stanley, Mr. Sun was a mergers and acquisitions lawyer with the law firm Simpson Thacher & Bartlett in New York and Hong Kong. Mr. Sun is Chinese and is based in Hong Kong. Mr. Sun received a BSE in Chemical Engineering, magna cum laude, from the University of Michigan and a JD, cum laude, from the University of Michigan Law School.

Jun Xu. Mr. Xu, 41, is a Managing Director of Morgan Stanley. Mr. Xu joined Morgan Stanley Private Equity Asia in 2008 after spending six years in investment banking advising Chinese clients on financing transactions and cross-border mergers and acquisitions. Prior to joining Morgan Stanley in 2005, he was with Goldman Sachs in Hong Kong SAR from 2002 to 2005. Mr. Xu focuses on the group's private equity transactions in China. Mr. Xu currently serves as a director on the boards of companies including Morgan Stanley (China) Private Equity Investment Management Co., Ltd., Dashenlin Medical Group Co., Ltd., Shanghai SVG Yonghui Fresh Foods Co., Ltd., Shanghai Shangshu Agr-Byproducts Co., Ltd., and Inner Mongolia Kerchin Cattle Industry Co., Ltd.  Mr. Xu is a native Chinese and is based in Hong Kong SAR. Mr. Xu contributes to our Board of Directors with a broad range of transactional experience. Mr. Xu received dual Bachelor Degrees in both international trade and computer science magna cum laude from Shanghai Jiaotong University and an M.B.A. with honors from the University of Michigan.

Feng Li. Mr. Li, 54, is a deputy director at Plastics Processing R&D Center of Beijing Research Institute of the Chemical Industry, as well as a member of the Science and Technology Committee of Beijing Research Institute of the Chemical Industry. He has and contributes to our Board of Directors substantial experience in technology, production, and business management in the chemical industry. Under his leadership in various senior roles including Vice General Manager, Director, and Chief Engineer, responsible for project design, investment, management and finance, Mr. Li successfully launched and operated several joint ventures between Beijing Chemical Industry Research Institute (Group), a subsidiary of China Petroleum & Chemical Corp (Sinopec), the largest refiner in Asia, and Jiangnan Mould & Plastic Co. Ltd., Shenzhen Petrochemical and Plastics Co. Ltd., Suzhou Anli Chemical Co., Ltd., and others. Mr. Li is also on the committee of Venture Capital for Innovative Small-Medium size Enterprises under the Ministry of Science and Technology of the People's Republic of China. Mr. Li received a B.S. in polymer material from Nanjing Institute of Chemical Technology and a Master's Degree from Beijing University of Chemical Technology. Mr. Li also attended MBA program at China Sinopec Management Institute of Business Administration and studied as an exchange scholar at the University of Technology in Sydney, Australia.

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

Meetings of the Board of Directors

The Board of Directors held 7 meetings during 2016. No director attended fewer than 75% of the meetings of the Board of Directors. No director attended less than 75% of any meeting of a committee of which the director was a member in fiscal year 2016.

Involvement in Certain Legal Proceedings

None of our directors and officers has been involved in any of the legal proceedings specified in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board of Directors

Our Board of Directors has an Audit Committee, a Nominating Committee, and a Compensation Committee. Our Board of Directors has determined that Lawrence W. Leighton, Feng Li, Linyuan Zhai and Homer Sun, the members of these committees, are "independent" under the current independence standards of NASDAQ Marketplace Rule 5605(a)(2) and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our Board of Directors has also determined that these persons have no material relationships with us — either directly or as a partner, stockholder or officer of any entity — which could be inconsistent with a finding of their independence as members of our Board of Directors.

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

The Audit Committee held 5 meetings during 2016. The members of the Audit Committee during 2016 were Lawrence Leighton, Feng Li and Linyuan Zhai. Mr. Leighton served as the Chairman of the Audit Committee. Each of the above-listed Audit Committee members were or are considered "independent" under the current independence standards of NASDAQ Marketplace Rule 5605(a)(2) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, as determined by the Board of Directors.

Our Board of Directors has determined that we have at least one audit committee financial expert, as defined in the Exchange Act, serving on our Audit Committee. Lawrence Leighton is the "audit committee financial expert" and is an independent member of our Board of Directors.

AUDIT COMMITTEE REPORT

The Audit Committee has reviewed and discussed our consolidated financial statements for the fiscal year ended December 31, 2016, including significant accounting policies applied by the Company in its consolidated financial statements, as well as alternative treatments with management and the Company's independent registered public accounting firm.  The Committee has discussed with the independent registered public accounting firm all matters required by the standards of the Public Company Accounting Oversight Board (the "PCAOB"), including those described in Auditing Standard No. 16, Communications with Audit Committees.

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

Based on the Audit Committee's review of the matters noted above and its discussions with our independent registered public accounting firm and our management, the Audit Committee recommended to the Board of Directors that the financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Respectfully submitted by:

Lawrence Leighton (Chair)

Feng Li

Linyuan Zhai

Nominating Committee

The Nominating Committee was established on May 26, 2009.  The purpose of the Nominating Committee is to assist the Board of Directors in identifying qualified individuals to become members of the Board of Directors, in making recommendations to the Board of Directors as to the independence of each director, in monitoring significant developments in the law and practice of corporate governance and of the duties and responsibilities of directors of public companies, and in leading the Board of Directors in any annual performance self-evaluation, including establishing criteria to be used in connection with such evaluation.  The Nominating Committee held 2 meetings during 2016.

The members of the Nominating Committee during 2016 were Lawrence Leighton, Feng Li and Linyuan Zhai. Mr. Zhai served as the Chairman of the Nominating Committee.  Each of the above-listed Nominating Committee members is considered "independent" under the current independence standards of NASDAQ Marketplace Rule 5605(a)(2) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, as determined by the Board of Directors.

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

Compensation Committee

The Compensation Committee was established on May 26, 2009. The members of the Compensation Committee during 2016 were Lawrence Leighton, Feng Li, Homer Sun and Linyuan Zhai. Mr. Li served as the Chairman of the Compensation Committee.

Each of these members were or are considered "independent" under the current independence standards of NASDAQ Marketplace Rule 5605(a)(2) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, as determined by the Board of Directors. The Compensation Committee operates under a written charter.  The Compensation Committee Charter can be found on our website at www.chinaxd.net and can be made available in print free of charge to any shareholder who requests it.

The Compensation Committee discharges the Board of Directors' responsibilities relating to compensation of the Company's executive officers and administers our 2009 Stock Incentive Plan. The Committee has overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the Company. The Compensation Committee held one meeting during 2016.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Such persons also are required to furnish our company with copies of all Section 16(a) forms they file.  Based solely on our review of copies of such forms received by us, we believe that during the fiscal year 2016, all of the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following is a discussion and analysis of our named executive officer compensation program for the year ended December 31, 2016 detailing what we pay to our named executive officers and how our compensation objectives and policies help achieve our business objectives.

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

Number of Shares of Common Stock Available Under the Plan

The Board of Directors has reserved 7,800,000 shares of the common stock for issuance under the Plan. As of December 31, 2016, 3,789,376 stock awards and 670,500 stock options have been granted under the Plan. Currently, approximately 92 employees and directors are eligible to participate in the Plan.

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

In 2016, pursuant to the Company's 2010 Executive Compensation Program which sets forth cash and stock compensation of the Company's executives and directors, including the Company's named executive officers, the executive officers are entitled to receive compensation as follows:

Compensation for Mr. Jie Han, the Company's Chief Executive Officer: For fiscal year 2016 Mr. Han is entitled to a base salary of $37,664 (RMB 250,000) per month from January to December. In addition, Mr. Han may receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year.

Compensation for Mr. Taylor Zhang, the Company's Chief Financial Officer:  For fiscal year 2016, Mr. Zhang is entitled to a monthly base salary of $18,060. On August 7, 2010, Mr. Zhang received options to purchase up to 100,000 shares of the Company's common stock at the exercise price of $8.01 per shares and 14,000 non-vested shares under our 2009 Stock Option / Stock Issuance Plan. One-third of the stock options shall vest on each anniversary of the grant date over a three-year period. The non-vested shares will vest on the third anniversary of the grant date. Mr. Zhang didn't exercise the options, which expired in 2013. On August 7, 2013, August 7, 2014 and August 8, 2015, Mr. Zhang received 14,000, 17,220 and 20,440 non-vested shares, respectively, under our 2009 Stock Option/Stock Issuance Plan.  The restricted shares shall vest on the third anniversary of the grant date. In addition, Mr. Zhang may receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year.

Compensation for Mr. Qingwei Ma, the Company's Chief Operating Officer:  For fiscal year 2016, Mr. Ma is entitled to a base salary of $25,310 (RMB 168,000) per month from January to December. On August 7, 2010, Mr. Ma was granted options to purchase up to 75,000 shares of the Company's common stock at the exercise price of $8.01 per share and 12,000 non-vested shares under our 2009 Stock Option / Stock Issuance Plan. One-third of the stock options shall vest on each anniversary of the grant date over a three-year period. The non-vested shares will vest on the third anniversary of the grant date. Mr. Ma didn't exercise the options, which expired in 2013. On August 7, 2013, August 7, 2014 and on August 7, 2015, Mr. Ma received 14,000, 17,220 and 20,440 non-vested shares, respectively, under our 2009 Stock Option/Stock Issuance Plan. The restricted shares shall vest on the third anniversary of the grant date. In addition, Mr. Ma may receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year.

Compensation for Mr. Junjie Ma, the Company's Chief Technology Officer:  For fiscal year 2016, Mr. Ma is entitled to a base salary of $9,642 (RMB 64,000) per month from January to December. On August 7, 2010, Mr. Ma was granted options to purchase up to 25,000 shares of the Company's common stock at the exercise price of $8.01 per share and 8,000 non-vested shares under our 2009 Stock Option / Stock Issuance Plan. One-third of the stock options shall vest on each anniversary of the grant date over a three-year period. The non-vested shares will vest on the third anniversary of the grant date. Mr. Ma didn't exercise the options, which expired in 2013. On August 7, 2013, August 7, 2014 and on August 7, 2015, Mr. Ma received 13,530, 16,060 and 18,590 non-vested shares, respectively, under our 2009 Stock Option/Stock Issuance Plan. The restricted shares shall vest on the third anniversary of the grant date. In addition, Mr. Ma may receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this filing on Form 10-K with management. Based on the Compensation Committee's review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for filing with the SEC.

Respectfully submitted,

COMPENSATION COMMITTEE

Lawrence W. Leighton
Feng Li
Linyuan Zhai
Homer Sun

The following table is a summary of the compensation paid to our executive officers for the three years ended December 31, 2016, 2015 and 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compens- ation ($)	Total ($)

Jie Han,	2016	451,964	439,478	-	-	-	-	-	891,442
CEO	2015	487,913	-	-	-	-	-	-	487,913
	2014	456,729	498,604	-	-	-	-	-	955,333

Qingwei Ma,	2016	296,127	303,720	-	-	-	-	-	599,846
COO	2015	268,858		122,844	-	-	-	-	391,702
	2014	259,284	166,867	73,076	-	-	-	-	499,227

Taylor Zhang,	2016	201,056	201,056	-	-	-	-	-	402,112
CFO and Secretary to the Board of Directors	2015	216,720	-	122,844	-	-	-	-	339,564
	2014	211,414	-	73,076	-	-	-	-	284,490

Junjie Ma,	2016	115,703	115,703	-					231,405
CTO	2015	128,948	-	111,726					240,674
	2014	117,334	41,137	62,787					221,258

Rujun Dai	2016	168,311	177,170-	-	-				345,481
General Manager of HLJ Xinda Group	2015	55,464	-	60,040	-				115,504
	2014	35,257	10,812	-	-				46,069

(1)	Stock and option awards represent the amount of stock compensation expense recognized in 2016, 2015 and 2014 in accordance with FASB ASC 718.

The following is a summary of all options, unvested stock and equity incentive plans for our executive officers for the year ended December 31, 2016.

GRANTS OF PLAN-BASED AWARDS

	Grant Date (Grant	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan (2)			All Other Stocks Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option Awards
Name	Approval Date) (1)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Option Awards
Jie Han, CEO		-	-	-	-	-	-	-	-	-	-
Taylor Zhang, CFO and Secretary to the Board of Directors	August 7, 2015	-	-	-	-	-	-	20,440	-	-	122,844
Qingwei Ma, COO	August 7, 2015	-	-	-	-	-	-	20,440	-	-	122,844
Junjie Ma, CTO	August 7, 2015	-	-	-	-	-	-	18,590	-	-	111,726
Rujun Dai General manager of HLJ Xinda Group		-	-	-	-	-	-	9,990	-	-	60,040

(1)	The "Grant Approval Date" is the date on which our Board of Directors approved the grant.
(2)	The Company's equity incentive plan does not provide for thresholds or maximums; the amounts listed represent the actual awards to the named executive officers for fiscal 2014.
(3)
These awards represent restricted stock units granted to the individual pursuant to the Company's 2009 Stock Option / Stock Issuance Plan, as amended, for services rendered to the Company. The Shares shall vest on the date that is three years after August 7, 2014, the date on which our Board of Directors approved such grant. No purchase price was paid for these awards.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of stock or units of stock that have not vested ($)
Jie Han, CEO	-	-	-	-	-	-	-
Taylor Zhang, CFO and Secretary to the Board of Directors	-	-	-	-	-	37,660	211,011
Qingwei Ma, COO	-	-	-	-	-	37,660	211,011
Junjie Ma, CTO	-	-	-	-	-	34,650	193,953
Rujun Dai, General Manager of HLJ Xinda Group	-	-	-	-	-	14,910	85,230

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

Option Exercises and Stock Vested—Fiscal 2016

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Jie Han	-	-	-	-
Qingwei Ma	-	-	-	-
Taylor Zhang	-	-	-	-
Junjie Ma	-	-	-	-
Rujun Dai	-	-	-	-

Pension Benefits

The following table shows the actuarial present value of the pension benefit for the named executive officers as of December 31, 2016.

Pension Benefits—Fiscal 2016

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Fiscal 2015 ($)
Jie Han	-	-	-	-
Qingwei Ma	-	-	-	-
Taylor Zhang	-	-	-	-
Junjie Ma	-	-	-	-
Rujun Dai	-	-	-	-

Employment Agreements

All of our officers have entered into employment agreements with the Company.

On December 31, 2011, Jie Han and China XD's subsidiary, HLJ Xinda Group, entered into an employment agreement and an employment memorandum, pursuant to which Mr. Han received a monthly salary of RMB250,000 (approximately US$37,664) from January to December for 2016.  Also, Mr. Han will receive an annual bonus of RMB 3,000,000 (approximately US$451,964), which amount is subject to the Company's achievement of the corresponding year's performance goals.  The calculation of the annual performance-based salary is based on a method set forth in HLJ Xinda Group's compensation management policy.  The term of employment is five years beginning on January 1, 2012 and extended on January 1, 2017 for another 5 years. The employer and employee may reach consent and terminate Mr. Han's employment with HLJ Xinda Group, and HLJ Xinda Group may have the right to unilaterally terminate Mr. Han's employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice

On December 31, 2011, Taylor Zhang and HLJ Xinda Group entered into an employment agreement and an employment memorandum, pursuant to which Mr. Zhang received a monthly salary of US$18,060 and awards of shares of China XD's common stock and options to purchase shares of China XD's common stock, as determined by the Compensation Committee of the Board of Directors. The term of employment is five years beginning on January 1, 2012, and extended on January 1, 2017 for another 5 years.  The employer and employee may reach consent to terminate Mr. Zhang's employment with HLJ Xinda Group at any time and HLJ Xinda Group has the right to unilaterally terminate Mr. Zhang's employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice.  The employment agreement entered into between Mr. Zhang and Favor Sea (US) Inc., a China XD's subsidiary, on May 1, 2009 was terminated by a termination agreement executed by and among Mr. Zhang, Favor Sea (US) Inc. and HLJ Xinda Group on December 31, 2011.

On December 31, 2011, Qingwei Ma and HLJ Xinda Group entered into an employment agreement and an employment memorandum, pursuant to which Mr. Ma received a monthly salary of RMB168,000 (approximately US$25,310 from January to  December 2016.  Also, Mr. Ma will receive a performance based bonus of RMB2,016,000 (approximately US$303,720), which amounts are subject to the Company's achievement of the corresponding year's performance goals.  The calculation of the annual performance-based salary is based on a method set forth in the HLJ Xinda Group's compensation management policy.  The term of employment is five years beginning on January 1, 2012, and extended on January 1, 2017 for another 5 years.  The employer and employee  may reach consent to terminate Mr. Ma's employment with HLJ Xinda Group at any time and HLJ Xinda Group  has the right to unilaterally terminate Mr. Ma's employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice. That employment agreement entered into between Mr. Ma and Harbin Xinda on January 1, 2010 was terminated by a termination agreement executed by and among Mr. Ma, Harbin Xinda and HLJ Xinda Group on December 31, 2011.

On December 31, 2011, Junjie Ma and HLJ Xinda Group entered into an employment agreement and an employment memorandum, pursuant to which Mr. Ma received a monthly salary of RMB 64,000 (approximately US$9,642) from January to December, 2016.  In addition, Mr. Ma will receive a performance based bonus of RMB 768,000 (approximately US$115,703), which amounts are subject to the Company's achievement of the corresponding year's performance goals.  The calculation of the annual performance-based salary is based on a method set forth in the HLJ Xinda Group's compensation management policy.  The term of employment is five years beginning on January 1, 2012, and extended on January 1, 2017 for another 5 years.  The employer and employee may reach consent to terminate Mr. Ma's employment with HLJ Xinda Group  at any time and HLJ Xinda Group has the right to unilaterally terminate Mr. Ma's employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice.

On December 31, 2011, Rujun Dai and HLJ Xinda Group entered into an employment agreement and an employment memorandum, pursuant to which Mr. Dai received a monthly salary of RMB 98,000 (approximately US$14,764) from January to December, 2016.  In addition, Mr. Dai will receive a performance based bonus of RMB 1,176,000 (approximately US$177,170), which amounts are subject to the Company's achievement of the corresponding year's performance goals.  The calculation of the annual performance-based salary is based on a method set forth in the HLJ Xinda Group's compensation management policy.  The term of employment is three years beginning on January 1, 2014.  The employer and employee may reach consent to terminate Mr. Dai's employment with HLJ Xinda Group  at any time and HLJ Xinda Group has the right to unilaterally terminate Mr. Dai's employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice.

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

Director Compensation

On December 30, 2009, our Board of Directors approved 2010 Executive Compensation Program, which sets forth cash and stock compensation of the Company's executives and directors.  Under the 2010 Executive Compensation Program, the Company's employee directors receive no additional compensation for their services to the Company as directors, including the Chairman of the Board of Directors.  In addition, for fiscal year 2014, all non-employee directors who reside in China received an annual cash compensation of RMB60,000 (approximately $9,039) after the first 18 months of continuous directorship and RMB36,000 (approximately $5,424) during the initial 18 months directorship and Lawrence Leighton, the non-employee director who resides outside of China, received annual cash compensation of $60,000. In addition, each non-employee director other than the two directors appointed by the Series D Preferred Stockholder is entitled to an annual stock award equal to a number of shares of the Company's common stock valued at $50,000 for those who reside outside of China, RMB50,000 (approximately $7,532) for Mr. Zhai, who resides in China, based on the market value of the common stock at the time of the stock award and such stock award shall vest six months after the grant date. Mr. Li will be eligible for an annual stock award equal to a number of shares of the Company's common stock valued at RMB50,000 (approximately $7,533) after 18 months of continuous directorship. During the year ended December 31, 2015, the Company issued this stock award of 10,907 for the service rendered during the year ended December 31, 2014. The Company also accrued and recorded the stock award for the service rendered during the year ended December 31, 2015 as share base compensation expense.  The Company has repurchase rights on the unvested shares of the stock award. The Company did not issue this stock award the service rendered during the year ended December 31, 2016.

The following is a summary of the compensation paid to our non-employee directors for the year ended December 31, 2016. Our employee directors do not receive compensation for their services to the Company as directors.

DIRECTOR COMPENSATION

Name (1) (2)	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Lawrence Leighton	60,000	-	-	-	-	-	60,000
Feng Li	9,039	-	-	-	-	-	9,039
Linyuan Zhai	9,039	-	-	-	-	-	9,039

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal year 2016, none of the members of our Compensation Committee was our current or former officer or employee.

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

The following table provides certain information with respect to the Company's Plan in effect as of December 31, 2016.

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

As of December 31, 2016, the number of securities remaining available for future issuance under equity compensation plans was 3,340,124 shares.

Security Ownership Of Certain Beneficial Owners and Management

The following table sets forth certain information, as of December 31, 2016, with respect to the beneficial ownership of the outstanding share capital of our Company by (i) any holder of more than five percent (5%) of any class of our voting securities; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Jie Han (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 960, New York, New York 10110)	Series B Preferred Stock	1,000,000	(3)	100.0%
Jie Han	Common Stock	32,510,131	(3)	65.7%
Qingwei Ma (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 960, New York, New York 10110)	Common Stock	91,660		*
Junjie Ma (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 960, New York, New York 10110)	Common Stock	78,180		*
Taylor Zhang (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 960, New York, New York 10110)	Common Stock	93,660		*
Lawrence W. Leighton (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 960, New York, New York 10110)	Common Stock	71,730		*
Linyuan Zhai (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 960, New York, New York 10110)	Common Stock	10,879		*
Feng Li (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 960, New York, New York 10110)	Common Stock	10,440		*
Rujun Dai (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 960, New York, New York 10110)	Common Stock	24,910		*
XD. Engineering Plastics Company Limited (address: Palm Grove House, P.O. Box 438, Road Town, Tortola, British Virgin Islands)	Series B Preferred Stock	1,000,000	(3)	100.0%
XD. Engineering Plastics Company Limited	Common Stock	24,382,598	(3)	49.2%
MSPEA Modified Plastics Holding Limited (address: c/o Walkers Corporate Services Limited, Walker House, 87 Mary Street, George Town, Grand Cayman KY1-9005, Cayman Islands)	Series D Preferred Stock	16,000,000	(4)	100.0%
Total Ownership of Common Stock by All Directors and Executive Officers as a Group		32,891,590		66.4%

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

(2)	Based upon 49,511,541 shares of Common Stock outstanding, 1,000,000 shares of Series B Preferred Stock outstanding and 16,000,000 shares of Series D Preferred Stock outstanding as of December 31, 2016
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

The Company rents the following plant and office buildings in Harbin, Heilongjiang province from Xinda High-Tech.

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Office building	23,894	719,934	Between January 1, 2014 and December 31, 2018

The Company rents the following facilities in Harbin, Heilongjiang province from Mr. Han's son:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Facility	200	6,026	Between August 17, 2014 and August 16, 2016

Total rental expenses paid or payable to Xinda High-Tech amounted to US$719,934, US$758,983 and US$775,189 during the years ended December 31, 2016, 2015 and 2014, respectively. Total rental expenses paid or payable to Mr. Tiexin Han amounted to US$3,835, US$18,265 and US$16,271 during the years ended December 31, 2016, 2015 and 2014, respectively.
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

 ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent accountants for the audit of our annual financial statements for the year ended December 31, 2016 and December 31, 2015 was KPMG Huazhen LLP (formerly known as KPMG Huazhen (SGP)). The following table shows the fees paid and to be paid by us to our independent accountants.

	2016	2015
Audit Fees	$1,327,435	$1,335,421
Audit-Related Fees	-	41,594
Tax Fees	-	62,284
Total paid to independent public audit firms	$1,327,435	$1,439,299

Audit Fees

Audit fees were paid for professional services rendered for the audit of our annual financial statements and the review of our quarterly financial statements and statutory audits. We paid or accrued expenses of US$1,327,435, and US$1,335,421 related to audits of our annual financial statements, reviews of our quarterly financial statements and statutory audits for the years ended December 31, 2016 and 2015, respectively.

Audit-Related Fees

Fees for audit-related services were US$ nil, and US$41,594, respectively, for the years ended December 31, 2016 and 2015, for assistance in documenting internal control policies and procedures over financial reporting.

Tax Fees

During the years ended December 31, 2016 and 2015, we paid or accrued expense of US$ nil, and US$62,284, respectively for professional services relating to evaluate potential restructuring, statutory tax filing and transfer pricing.

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a)  The following are filed with this Annual Report:

 (1)  The financial statements listed on the Financial Statements Table of Contents.

 (2)  Not applicable.

 (3)  The exhibits referred to below, which include the following management contracts or compensatory plans or arrangements:
●	Service Agreement effective as of November 14, 2010 between China XD Plastics Company Limited and Linyuan Zhai

●	Service Agreement effective as of November 14, 2010 between China XD Plastics Company Limited and Lawrence W. Leighton

●	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co., Ltd and Jie Han

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Jie Han

●	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co., Ltd and Qingwei Ma

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Qingwei Ma

●	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co., Ltd and Taylor Zhang

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Taylor Zhang

●	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co., Ltd and Junjie Ma

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Junjie Ma

●	Employment Agreement dated January 1, 2016 between Heilongjiang Xinda Enterprise Group Co., Ltd and Kenan Gong

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Kenan Gong

●	Service Agreement dated November 14, 2012 between China XD Plastics Company Limited and Feng Li

(b) The exhibits listed on the Exhibit Index are filed as part of this Annual Report.

(c) Not applicable.

EXHIBIT INDEX
Exhibit No.	Description of Exhibit	Incorporated by Reference Herein from the Following Filing
3.1	Articles of Incorporation	Filed as an exhibit to the Company's registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006.
3.2	Amendment to Articles of Incorporation	Filed as Appendix I of Company's definitive information statement on Schedule 14C, as filed with the Securities and Exchange Commission on March 12, 2009.
3.3	Bylaws	Filed as an exhibit to the Company's registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006.
3.4	Form of Second Amendment to Articles of Incorporation of the Company	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
3.5	Second Amended and Restated Bylaws	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on November 8, 2011.
3.6	Forms of Certificates of Correction	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
4.1	Specimen Stock Certificate	Filed as an exhibit to the Company's registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006.
4.2	Certificate of Designation of Series A Convertible Preferred Stock	Filed as an exhibit to the Company's definitive information statement on Schedule 14C, as filed with the Securities and Exchange Commission on March 12, 2009.
4.3	Certificate of Designation of Series B Preferred Stock	Filed as an exhibit to the Company's definitive information statement on Schedule 14C, as filed with the Securities and Exchange Commission on March 12, 2009.
4.4	Form of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
4.5	Form of Series A Warrant to Purchase Common Stock	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
4.6	Form of Series B Warrant to Purchase Common Stock	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
4.7	Form of indenture with respect to senior debt securities, to be entered into between registrant and a trustee acceptable to the registrant, if any	Filed as an exhibit to the Company's registration statement on Form S-3, as amended, as filed with the Securities and Exchange Commission on June 10, 2010.
4.8	Form of indenture with respect to subordinated debt securities, to be entered into between registrant and a trustee acceptable to the registrant, if any	Filed as an exhibit to the Company's registration statement on Form S-3, as amended, as filed with the Securities and Exchange Commission on June 10, 2010.
4.9	Form of Common Stock Purchase Warrant	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
4.10	Registration Rights Agreement entered into by and between the Company and MSPEA Modified Plastics Holding Limited on August 15, 2011	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
4.11	Form of Certificate of Designation, Preferences and Rights of Series D Junior Convertible Preferred Stock	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
4.12	Form of Amended and Restated Certificate of Designation, Preferences and Rights of Series D Junior Convertible Preferred Stock	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2014.
4.13
Purchase Agreement entered into by and among the Company, Favor Sea (BVI), Xinda Holding (HK), Morgan Stanley & Co. International PLC, UBS AG, Hong Kong Branch, the HongKong and Shanghai Banking Corporation Limited and China Minsheng Banking Corp., Ltd. Hong Kong Branch on January 24, 2014
Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2014.

4.14	Indenture, dated February 4, 2014, constituting US$150 million 11.75% Guaranteed Senior Notes Due 2019	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2014.
10.1	2009 Stock Option/Stock Issuance Plan	Filed as an appendix to the Company's definitive proxy statement on Schedule 14A, as filed with the Securities and Exchange Commission on November 11, 2009.
10.2	District Entry Agreement and Memorandum dated April 14, 2010 by and between Harbin Xinda Macromolecule Material Co., Ltd. and Harbin Economic and Technological Development Zone Administration	Filed as an exhibit to the Company's quarterly report on Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2010.
10.3	Letter Agreement, dated October 4, 2010, between China XD Plastics Company Limited and Rodman & Renshaw, LLC	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.4	Securities Purchase Agreement dated October 4, 2010, among China XD Plastics Company Limited and certain institutional investors	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.5	Amendment Agreement, dated as of September 30, 2010, to the Securities Purchase Agreement dated November 27, 2009 among China XD Plastics Company Limited and the purchasers named therein	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.6	Service Agreement effective as of October 4, 2010 between China XD Plastics Company Limited and Robert Brisotti	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on October 7, 2010.
10.7	Service Agreement dated November 14, 2010 between China XD Plastics Company Limited and Linyuan Zhai *	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.8	Service Agreement dated November 14, 2010 between China XD Plastics Company Limited and Lawrence Leighton	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.9	Stock Award Grant Supplemental Provisions	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.10	Securities Purchase Agreement entered into by and between the Company, MSPEA Modified Plastics Holding Limited, XD. Engineering Plastics Company Limited, and Mr. Jie Han on August 15, 2011	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.11	Stockholders' Agreement entered into by and between MSPEA Modified Plastics Holding Limited, XD. Engineering Plastics Company Limited, and Mr. Jie Han on August 15, 2011	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.12	Form of Pledge Agreement by and between MSPEA Modified Plastics Holding Limited and XD. Engineering Plastics Company Limited	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.

10.13	Form of Indemnification Agreement	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.14	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co. Ltd and Jie Han *	Filed herewith
10.15	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Jie Han	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.16	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co. Ltd and Qingwei Ma *	Filed herewith
10.17	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Qingwei Ma	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.18	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co. Ltd and Taylor Zhang *	Filed herewith
10.19	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Taylor Zhang	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.20	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co. Ltd and Junjie Ma *	Filed herewith
10.21	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Junjie Ma	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.22	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Kenan Gong *	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2015.
10.23	Service Agreement dated November 14, 2012 between China XD Plastics Company Limited and Feng Li *	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 25, 2013.
10.24
English translation of the Equity Transfer and Merger Agreement dated March 6, 2015 entered into by Xinda (Heilongjiang) Investment Co., Ltd., Sichuan Xinda and Nanchong Xinda Composite Material Co., Ltd.
Filed as an exhibit to the Company's quarterly report on Form 10-Q, as filed with the Securities and Exchange Commission on August 6, 2015.
10.25
Facility Agreement dated August 22, 2016 among Xinda Holding (HK) Company Limited, as borrower, China XD Plastics Company Limited, Favor Sea Limited, Xinda (HK) Trading Company Limited, Al Composites Materials FZE, as guarantors, Standard Chartered Bank (Hong Kong) Limited, as lead arranger, book runner and security agent, and a consortium of banks and financial institutions named therein as lenders
Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 22, 2016, and incorporated herein by this reference.
10.26
Strategic Investment Agreement dated December 12, 2016 between Sichuan Xinda Enterprise Group Company Limited, Shunqing District Government, Nanchong City, Sichuan Province and Nanchong City Government, Sichuan Province *
Filed herewith
10.27	Equipment Purchase Contract dated January 3, 2017 between Sichuan Xinda Enterprise Group Company Limited and Harbin Hailezi Science and Technology Co., Ltd. *	Filed herewith
10.28	Equipment Purchase Contract dated January 3, 2017 between Sichuan Xinda Enterprise Group Company Limited and Harbin Hailezi Science and Technology Co., Ltd. *	Filed herewith
10.29
Land Use Right Transfer Agreement dated March 13, 2017 between Sichuan Xinda Enterprise Group Company Limited, Nanchong City Bureau of Land Resources - Shunqing District and Shunqing District Yinghua Industrial Park *
Filed herewith
10.30	Employment Agreement dated January 1, 2016 between Heilongjiang Xinda Enterprise Group Co. Ltd and Kenan Gong *	Filed herewith
14.1	Code of Business Conduct	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
16.1	Letter, dated December 31, 2008, from Robison, Hill & Co. to the Securities and Exchange Commission	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on December 31, 2008, and incorporated herein by this reference.
16.2	Letter, dated November 4, 2009 from Bagell Josephs Levine & Company, LLC, to the Securities and Exchange Commission	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on November 6, 2009.
16.3	Letter, dated August 15, 2011, from Moore Stephens Hong Kong, to the Securities and Exchange Commission	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
16.4	Letter of KPMG dated May 8, 2015 to the Securities and Exchange Commission	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on May 8, 2015.
21.1	Subsidiaries of Registrant	Filed herewith
23.1	Consent of KPMG Huazhen LLP	Filed herewith
31.1	Certification of Principal Executive Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith
101.	Interactive Data Files	Filed herewith

* English translation

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2017

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
Taylor Zhang
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Jie Han	Chairman and Chief Executive Officer	March 16, 2017
Jie Han	(Principal Executive Officer)

/s/ Taylor Zhang	Chief Financial Officer	March 16, 2017
Taylor Zhang	(Principal Financial and Accounting Officer)

/s/ Qingwei Ma	Director	March 16, 2017
Qingwei Ma

/s/ Lawrence Leighton	Director	March 16, 2017
Lawrence Leighton

/s/ Feng Li	Director	March 16, 2017
Feng Li

/s/ Linyuan Zhai	Director	March 16, 2017
Linyuan Zhai

/s/ Homer Sun	Director	March 16, 2017
Homer Sun

/s/ Jun Xu	Director	March 16, 2017
Jun Xu

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
China XD Plastics Company Limited:

We have audited the accompanying consolidated balance sheets of China XD Plastics Company Limited and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China XD Plastics Company Limited and subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), China XD Plastics Company Limited's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2017 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG Huazhen LLP
Beijing, China
March 16, 2017

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	168,086,445	119,928,485
Restricted cash	103,489,402	50,852,327
Time deposits	184,806,112	237,626,806
Accounts receivable, net of allowance for doubtful accounts	410,049,559	234,542,739
Amounts due from a related party	229,624	244,836
Inventories	280,939,008	294,665,195
Prepaid expenses and other current assets	125,310,309	15,675,848
Total current assets	1,272,910,459	953,536,236
Property, plant and equipment, net	806,363,692	571,746,507
Land use rights, net	22,536,397	24,506,837
Long-term prepayments to equipment and construction suppliers	14,167,702	183,226,006
Other non-current assets	10,521,949	18,966,622
Total assets	2,126,500,199	1,751,982,208

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCKS AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank loans, including current portion of long-term bank loans	444,757,476	284,339,089
Bills payable	148,392,677	33,522,287
Accounts payable	320,013,040	257,417,000
Amounts due to a related party	11,548	8,439
Income taxes payable	897,625	6,881,946
Accrued expenses and other current liabilities	119,339,366	140,988,712
Total current liabilities	1,033,411,732	723,157,473
Long-term bank loans, excluding current portion	249,520,615	107,481,709
Notes payable	-	145,634,996
Deferred income	69,311,102	62,039,050
Other non-current liabilities	42,420,619	38,046,917
Total liabilities	1,394,664,068	1,076,360,145

Redeemable Series D convertible preferred stock (redemption amount of US$212,212,300 and US$184,461,800 as of December 31, 2016 and 2015, respectively)	97,576,465	97,576,465
Stockholders' equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 49,532,541 shares and 49,344,284 shares issued, 49,511,541 shares and 49,323,284 shares outstanding as of December 31, 2016 and 2015, respectively	4,952	4,933
Treasury stock, 21,000 shares at cost	(92,694)	(92,694)
Additional paid-in capital	82,606,404	81,919,932
Retained earnings	617,168,735	515,555,985
Accumulated other comprehensive loss	(65,427,831)	(19,342,658)
Total stockholders' equity	634,259,666	578,045,598
Commitments and contingencies
Total liabilities, redeemable convertible preferred stocks and stockholders' equity	2,126,500,199	1,751,982,208

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2016		2015	2014
	US$		US$	US$

Revenues	1,201,678,898		999,192,894	1,110,685,692
Cost of revenues	(954,723,617)		(817,811,445)	(888,227,868)
Gross profit	246,955,281		181,381,449	222,457,824

Selling expenses	(1,356,843)		(1,458,658)	(728,232)
General and administrative expenses	(29,952,304	) )	(23,816,148)	(20,564,820)
Research and development expenses	(47,989,665)		(21,061,345)	(29,434,680)
Total operating expenses	(79,298,812)		(46,336,151)	(50,727,732)

Operating income	167,656,469		135,045,298	171,730,092

Interest income	5,847,274		8,221,532	10,984,980
Interest expense	(41,370,432)		(42,704,097)	(41,518,878)
Foreign currency exchange gains (losses)	1,951,732		(2,237,541)	(1,938,807)
Gains (losses) on foreign currency forward contracts	-		653,569	(1,067,162)
Loss on change in fair value of warrants liability	-		-	(1,871,074)
Loss on debt extinguishment	(18,963,834)		-	-
Government grant	3,914,360		2,991,493	2,723,495
Total non-operating expenses, net	(48,620,900)		(33,075,044)	(32,687,446)

Income before income taxes	119,035,569		101,970,254	139,042,646

Income tax expense	(17,422,819)		(18,237,975)	(18,266,277)

Net income	101,612,750		83,732,279	120,776,369

Earnings per common stock:
Basic and diluted	1.54		1.27	1.85

Net Income	101,612,750		83,732,279	120,776,369

Other comprehensive loss
Foreign currency translation adjustment, net of nil income taxes	(46,085,173)		(32,118,459)	(12,268,113)

Comprehensive income	55,527,577		51,613,820	108,508,256

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Series B Preferred Stock		Common Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Stockholders' Equity
		US$		US$	US$	US$	US$	US$	US$
Balance at January 1, 2014	1,000,000	100	47,875,133	4,789	(92,694)	76,341,659	311,047,337	25,043,914	412,345,105
Net income	-	-	-	-	-	-	120,776,369	-	120,776,369
Other comprehensive income - Foreign currency translation adjustment, net of nil income taxes	-	-	-	-	-	-	-	(12,268,113)	(12,268,113)
Stock based compensation	-	-	-	-	-	1,003,040	-		1,003,040
Exercise of Series A investor warrants			602,458	60	-	3,531,155	-	-	3,531,215
Vesting of unvested shares	-	-	674,205	67	-	(67)	-	-	-
Balance as of December 31, 2014	1,000,000	100	49,151,796	4,916	(92,694)	80,875,787	431,823,706	12,775,801	525,387,616
Net income	-	-	-	-	-	-	83,732,279	-	83,732,279
Other comprehensive loss - Foreign currency translation adjustment, net of nil income taxes	-	-	-	-	-	-	-	(32,118,459)	(32,118,459)
Stock based compensation	-	-	-	-	-	1,044,162	-		1,044,162
Vesting of unvested shares	-	-	171,488	17	-	(17)	-	-	-
Balance as of December 31, 2015	1,000,000	100	49,323,284	4,933	(92,694)	81,919,932	515,555,985	(19,342,658)	578,045,598
Net income	-	-	-	-	-		101,612,750	-	101,612,750
Other comprehensive loss-Foreign currency translation adjustment, net of nil income taxes	-	-	-	-	-	-	-	(46,085,173)	(46,085,173)
Stock based compensation	-	-	-	-	-	686,491	-		686,491
Vesting of unvested shares	-	-	188,257	19	-	(19)	-	-	-
Balance as of December 31, 2016	1,000,000	100	49,511,541	4,952	(92,694)	82,606,404	617,168,735	(65,427,831)	634,259,666

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
	US$	US$	US$
Cash flows from operating activities:
Net income	101,612,750	83,732,279	120,776,369
Adjustments to reconcile net income to net cash provided by operating activities:
Net reversal for doubtful accounts	-	(69,281)	(35,849)
Depreciation and amortization	34,244,842	27,540,212	22,916,893
Stock-based compensation	686,491	1,044,162	1,003,040
Loss on change in fair value of warrants liability	-	-	1,871,074
Amortization of discount and issuance cost of the Notes	2,040,608	1,086,010	898,634
Loss on change in fair value of forward contract	-	-	2,435
Foreign currency exchange losses (gains)	(2,965,949)	2,720,131	2,051,596
Losses on disposals of property, plant and equipment	259,104	9,036	10,292
Deferred income tax benefit	(2,292,830)	(2,380,236)	(2,018,757)
Loss on debt extinguishment	18,963,834	-	-
Restricted cash	(27,269,199)	4,011,349	(6,427,562)
Accounts receivable	(190,860,210)	(40,614,289)	72,318,976
Amounts due from a related party	-	(35,937)	-
Inventories	(3,764,167)	(58,103,919)	(109,198,972)
Prepaid expenses and other current assets	21,222,125	(4,542,796)	(3,719,794)
Other non-current assets	811,456	(371,872)	-
Bills payable	122,226,675	(8,119,365)	18,538,133
Accounts payable	82,085,904	116,133,982	32,823,457
Amounts due to a related party	3,792	8,167	-
Income taxes payable	(5,807,300)	3,889,710	(8,996,712)
Accrued expenses and other current liabilities	(75,664,932)	86,963,823	5,935,116
Deferred income	(304,465)	3,371,249	-
Other non-current liabilities	9,255,439	11,098,323	-
Net cash provided by operating activities	84,483,968	227,370,738	148,748,369
Cash flows from investing activities:
Purchase of time deposits	(475,315,245)	(474,254,312)	(626,994,741)
Proceeds from maturity of time deposits	515,088,058	463,771,799	663,216,581
Purchases of and deposits for property, plant and equipment	(210,840,098)	(267,427,681)	(334,092,742)
Purchase of land use rights	-	(13,931,804)	(1,460,754)
Government grant related to the construction of Sichuan plant	22,478,569	11,499,000	-
Net cash used in investing activities	(148,588,716)	(280,342,998)	(299,331,656)
Cash flows from financing activities:
Proceeds from bank borrowings	687,164,318	504,218,741	797,615,642
Repayment of bank borrowings	(537,809,334)	(339,528,477)	(831,932,534)
Redemption of notes payable	(165,366,000)	-	-
Proceeds from Syndicate loan facility	180,000,000
Proceeds from Senior Notes Payable	-	-	148,396,175
Payment of issuance costs of the Notes	-	-	(4,718,452)
Proceeds from exercise of Series A investor warrants	-	-	596,740
Proceeds from early exercise of options	-	121,725	-
Release of restricted cash as collateral for bank borrowings	31,375,326	-	10,022,398
Placement of restricted cash as collateral for bank borrowings	(66,757,459)	(33,077,094)	(20,612,868)
Payments of issuance cost of bank borrowings	(6,770,000)	-	-
Net cash provided by financing activities	121,836,851	131,734,895	99,367,101
Effect of foreign currency exchange rate changes on cash and cash equivalents	(9,574,143)	(4,290,762)	1,126,894
Net increase (decrease) in cash and cash equivalents	48,157,960	74,471,873	(50,089,292)
Cash and cash equivalents at beginning of year	119,928,485	45,456,612	95,545,904
Cash and cash equivalents at end of year	168,086,445	119,928,485	45,456,612
Supplemental disclosure of cash flow information:
Interest paid, net of US$2,562,026, US$ 231,356 and US$ 113,317 capitalized for the years ended December 31, 2016, 2015 and 2014, respectively	45,782,010	40,136,978	33,537,952
Income taxes paid	19,521,472	8,982,167	29,288,894
Non-cash investing and financing activities:
Government grant related to construction in the form of repayment of bank loans on behalf of the Company by the government (note 13)	-	38,118,231	-
Government grant related to the construction of Sichuan plant in the form of restricted cash (note 13)	-	11,117,817	-
Accrual for purchase of equipment	94,031,275	41,251,663	-
Accrual for issuance cost of the Notes	-	-	202,712

See accompanying notes to consolidated financial statements.

Note 1 – Description of business and significant concentrations and risks

China XD Plastics Company Limited ("China XD") is a holding company that is incorporated in Nevada of the United States of America.  China XD and its subsidiaries (collectively referred to hereinafter as the "Company"), is primarily engaged in the research and development, production and sales of modified plastics products. The plastics products, which are manufactured by the Company, are primarily for use in the fabrication of automobile parts and components and secondarily for applications in high-speed railway, airplanes and ships and consist of the following major products categories: Polypropylene ("PP"), Acrylonitrile Butadiene Styrene ("ABS"), Polyamid6 ("PA6"), Polyamid66 ("PA66"), Polyformaldehyde ("POM"), Polyphenylene Oxide ("PPO"), Plastic Alloy, Polyphenylene Sulfide ("PPS"), Poly Imide ("PI"), Polylactide Acid ("PLA") and Poly Ether Ether Ketone ("PEEK").
The Company's operations are primarily conducted through its subsidiaries in the People's Republic of China ("PRC") and Dubai, United Arab Emirates ("UAE").  The Company's other subsidiaries in the US, the British Virgin Islands ("BVI") and Hong Kong Special Administrative Region ("SAR"), do not have significant operations.

Sales concentration

The Company sells its products primarily through approved distributors in the PRC. To a lesser extent, the Company also sells its products to an overseas customer in the Republic of Korea (the "ROK").  The Company's sales are highly concentrated.  Sales to distributors and the end customer in the ROK, which individually exceeded 10% of the Company's revenues, for the years ended December 31, 2016, 2015 and 2014, are as follows:

(in millions, except percentage)	Years Ended December 31,
	2016		2015		2014
	US$	%	US$	%	US$	%
Distributor A, located in PRC	179.6	14.9%	192.0	19.2%	176.6	15.9%
Distributor B, located in PRC	149.4	12.4%	155.3	15.5%	136.4	12.3%
Distributor C, located in PRC	127.0	10.6%	127.3	12.7%	138.5	12.5%
Distributor D, located in PRC	114.5	9.5%	106.5	10.7%	98.0	8.8%
Distributor E, located in PRC	108.9	9.1%	81.8	8.2%	139.8	12.6%
Distributor F, located in PRC	55.9	4.7%	112.1	11.2%	134.0	12.1%
Direct Customer G, located in the ROK	110.2	9.2%	71.6	7.2%	140.1	12.6%
Total	845.5	70.4%	846.6	84.7%	963.4	86.7%

The Company expects revenues from these distributors and end customers to continue to represent a substantial portion of its revenue in the future. Any factor adversely affecting the automobile industry in the PRC, electronic application industry in the ROK or the business operations of these customers will have a material effect on the Company's business, financial position and results of operations.

Purchase concentration of raw materials and equipment

The principal raw materials used for the Company's production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon. The Company purchases substantially all of its raw materials through a limited number of distributors.  Raw material purchases from these distributors, which individually exceeded 10% of the Company's total raw material purchases, accounted for approximately 67.3% (five distributors), 80.0% (seven distributors) and 88.3% (eight distributors), of the Company's total raw material purchases for the years ended December 31, 2016, 2015 and 2014, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company's business, financial position and results of operations.

The Company purchased equipment from two equipment distributors, which accounted for 91.0%, 99.8% and 99.6%  of the Company's total equipment purchases for the years ended December 31, 2016, 2015 and 2014, respectively. Management believes that other suppliers could provide similar equipment on comparable terms.  A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which could adversely affect the Company's business, financial position and results of operations.  The majority owner of one of the major equipment distributors that supplied approximately nil, 84.8% and 1.9% of the Company's total equipment purchases, is also the majority owner of a major raw material supplier that supplied approximately nil, nil, and 0.4% of the Company's total raw material purchases for the years ended December 31, 2016, 2015 and 2014, respectively.  In addition, the majority owner of the equipment distributor is also the majority owner of sales Distributor F presented above.

Cash concentration

Cash and cash equivalents, restricted cash, time deposits and other non-current assets mentioned below maintained at banks consist of the following:

	December 31, 2016	December 31, 2015
	US$	US$
RMB denominated bank deposits with:
Financial Institutions in the PRC	464,427,328	417,430,412
Financial Institutions in Hong Kong Special Administrative Region ("Hong Kong SAR")	7,946	13,778
Financial Institution in Dubai, United Arab Emirates ("UAE")	-	3,023
U.S. dollar denominated bank deposits with:
Financial Institution in the U.S.	20,192	226,010
Financial Institutions in the PRC	18,025	17,109
Financial Institution in Hong Kong SAR	1,629,199	63,854
Financial Institution in Macau Special Administrative Region ("Macau SAR")	1,810	37,120
Financial Institution in Dubai, UAE	139,201	7,474,960
Euro denominated bank deposits with:
Financial institution in Dubai, UAE	-	3,011
HK dollar denominated bank deposits with:
Financial institution in Hong Kong SAR	148	336
Dirham denominated bank deposits with:
Financial institution in Dubai, UAE	53,647	37,278

The bank deposits with financial institutions in the PRC are insured by the government authority up to RMB500,000. The bank deposits with financial institutions in the Hong Kong SAR are insured by the government authority up to HK$500,000. The bank deposits with financial institutions in the Macau SAR are insured by the government authority up to MOP$500,000. The bank deposits with financial institutions in the Dubai, UAE are not insured by the government authority. Total bank deposits amounted to $1,207,996 and $1,493,509 are insured as of December 31, 2016 and December 31, 2015, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts. To limit exposure to credit risk, the Company primarily places bank deposits with large financial institutions in the PRC, Hong Kong SAR, Macau SAR and Dubai, UAE with acceptable credit rating

Note 2 – Summary of significant accounting policies

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

Assets and liabilities of subsidiaries with functional currencies other than US$ are translated into US$ using the exchange rate on the balance sheet date.  Revenues and expenses are translated into US$ at average rates prevailing during the reporting period. The differences resulting from such translation are recorded as a separate component of accumulated other comprehensive loss within stockholders' equity.

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

Time deposits represent certificates of deposit with initial terms of six or twelve months when purchased.  As of December 31, 2016 and 2015, the Company's time deposits bear a weighted average interest rate of 1.3% and 2.6% per annum, respectively.

Cash deposits in bank that are restricted as to withdrawal or usage for up to 12 months are reported as restricted cash in the consolidated balance sheets and excluded from cash and cash equivalents in the consolidated statements of cash flows. Cash deposits of US$9,917,832 and US$16,907,470 as of December 31, 2016 and 2015 that are restricted for period beyond 12 months from the balance sheet date are included in other non-current assets in the consolidated balance sheets and also excluded from cash and cash equivalents in the consolidated statements of cash flows.

Short-term bank deposits that are pledged as collateral for bills payable relating to purchases of raw materials are reported as restricted cash and amounted to US$33,673,057 and US$8,069,475 as of December 31, 2016 and 2015, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company. The cash will be available for use by the Company 90 days from the issuance of the letter of credit. The cash flows from the pledged bank deposits, which relate to purchases of raw materials, are reported within cash flows from operating activities in the consolidated statements of cash flows.

Short-term bank deposits that are pledged as collateral for short-term and long-term bank borrowings are reported as restricted cash and amounted to US$69,816,345 and US$32,010,452 as of December 31, 2016 and 2015, respectively.  Long-term bank deposits that are pledged as collateral for issuance of letter of guarantee are reported as other non-current assets and amounted to US$9,917,832 and US$16,907,470 as of December 31, 2016 and 2015, respectively. The cash flows from such bank deposits are reported within cash flows from financing activities in the consolidated statements of cash flows.

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

Amortization expense of land use rights was US$468,007, US$411,178 and US$259,310 for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in general and administrative expenses.

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

Products sales

For sales in PRC, acceptance of delivery of the products by the distributors is evidenced by goods receipt notes signed by the distributors' customers (or end users). The distributors accept the products at the time they are delivered to the distributors' customers (or end customers).  Delivery acceptance is evidenced by signed goods receipt notes. The Company has no remaining obligations after the distributors' acceptance of the products. Under the terms of the contracts or purchase orders between the Company and the distributors, the risks and rewards of ownership of the products is transferred to the distributor upon the signing of the goods receipt notes and the distributor has no rights to return the products (other than for defective products). For sales to ROK, delivery of the products occurs at the point in time the product is delivered to the named port of shipment, which is when the risks and rewards of ownership are transferred to the customer. For the years ended December 31, 2016, 2015 and 2014, sales returns were minimal.

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

(r)  Employee Benefit Plans

Pursuant to relevant PRC regulations, the Company is required to make contributions to various defined contribution plans organized by municipal and provincial PRC governments. The contributions are made for each PRC employee at rate of approximately 40% on a standard salary base as determined by local social security bureau. Contributions to the defined contribution plans are charged to the consolidated statements of comprehensive income when the related service is provided.  For the years ended December 31, 2016, 2015 and 2014, the costs of the Company's contributions to the defined contribution plans amounted to US$3,878,202, US$1,788,552, and US$1,555,471, respectively.

For the years ended December 31, 2016, 2015 and 2014, 70%, 77% and 78% of costs of employee benefits were recorded in general and administration expenses, respectively, with the remaining portion of costs of employee benefits in selling expenses, research and development expenses and cost of revenues each year.

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

-	The fair value of restricted cash and time deposits as of December 31, 2016 and 2015 are categorized as Level 2 measurement.

-	The fair value of foreign currency forward contracts as of December 31, 2014 is categorized as Level 3 measurement.

The Company did not have any financial assets and liabilities or nonfinancial assets and liabilities that are measured and recognized at fair value on a recurring or nonrecurring basis as of December 31, 2016 and 2015.  Management used the following methods and assumptions to estimate the fair values of financial instruments at the balance sheet dates:

-
Short-term financial instruments, including cash and cash equivalents, restricted cash, time deposits, accounts receivable, amounts due from a related party, short-term bank loans, bills payable, accounts payable, amounts due to a related party and accrued expenses and other current liabilities- carrying amounts approximate fair values because of the short maturity of these instruments.

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

(x) Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter of 2017. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. Accordingly, the Company may adopt the standard in either its first quarter of 2017 or 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company plans to complete its evaluation by the third quarter of 2017, including an assessment of the new expanded disclosure requirements and a final determination of the transition method we will use to adopt the new standard.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. This standard will be effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-09 on its consolidated financial statements. Adoption of this new standard is not expected to have a material impact on the Company's consolidated financial statements.

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

Note 3 – Accounts receivable

Accounts receivable consists of the following:
	December 31,
	2016	2015
	US$	US$

Accounts receivable	410,087,666	234,583,370
Allowance for doubtful accounts	(38,107)	(40,631)
Accounts receivable, net	410,049,559	234,542,739

As of December 31, 2016 and 2015, the accounts receivable balances also include notes receivable in the amount of US$374,296 US$2,048,186, respectively. As of December 31, 2016 and 2015, US$63,301,966 and US$54,664,219 respectively of accounts receivable are pledged for the short-term bank loans.

The following table provides an analysis of the aging of accounts receivable as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	US$	US$
Aging:
– current	373,108,359	234,396,244
– 1-3 months past due	36,941,200	146,495
– 4-6 months past due	-	-
– 7-12 months past due	-	-
– greater than one year past due	38,107	40,631
Total accounts receivable	410,087,666	234,583,370

The movements of the allowance for doubtful accounts are as follows:

	Year ended December 31,
	2016	2015
	US$	US$

Balance at the beginning of the year	(40,631)	(109,912)
Reversal of bad debt allowance	-	69,281
Effect of foreign currency exchange rate changes	2,524	-
Balance at the end of the year	(38,107)	(40,631)

Note 4 – Inventories

Inventories consist of the following:

	December 31,
	2016	2015
	US$	US$
Raw materials	270,605,823	287,995,933
Work in progress	157,953	164,034
Finished goods	10,175,232	6,505,228
Total inventories	280,939,008	294,665,195

There were no write down of inventories during the years ended December 31, 2016, 2015 and 2014.

Note 5 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2016	2015
	US$	US$

Receivables from Hailezi (i)	88,286,651	-
Receivables from Jiamu (ii)	20,628,987	-
Value added taxes receivables (iii)	4,814,920	698,286
Advances to suppliers	3,365,930	68,354
Receivables due from a customer in the ROK	-	9,471,222
Interest receivable (iv)	3,231,763	3,306,974
Others (v)	4,982,058	2,131,012
Total prepaid expenses and other current assets	125,310,309	15,675,848

(i)     In September 2016, the Company's two subsidiaries, HLJ Xinda Group and Sichuan Xinda each entered into equipment purchase contracts with Harbin Hailezi Science and Technology Co., Ltd. ("Hailezi") to purchase production equipment, testing equipment and storage facility. Pursuant to the contracts with Hailezi, HLJ Xinda Group and Sichuan Xinda have prepaid RMB349.1 million (equivalent to US$50.3 million) and RMB263.4 million (equivalent to US$38.0 million) as of December 31, 2016, respectively, which was recognized in investing activities in the statements of cash flow. In November, 2016, the three parties agreed to terminate the contracts and Hailezi agreed to refund all the prepayment. As of March 13, 2017, Hailezi has refunded to HLJ Xinda Group and Sichuan Xinda RMB347.1 million (equivalent to US$50.0 million) and RMB257.4 million (equivalent to US$37.1 million), respectively.

(ii)   Sichuan Xinda prepaid RMB143.1 million (equivalent to US$20.6 million) to purchase equipment from Harbin Jiamu Import and Export Co., Ltd. in November 2016, which was recognized in operating activities in the statements of cash flow.  As Harbin Jiamu Import and Export Co., Ltd. had cancelled its registration and transferred its business to Harbin Jiamu Science and Technology Co., Ltd., Harbin Jiamu Import and Export Co., Ltd. agreed to refund the prepayment.  As of February 14, 2017, Harbin Jiamu Import and Export Co., Ltd. has refunded all the prepayment.

The majority owner of Hailezi is also the majority owner of Harbin Jiamu Import and Export Co., Ltd and Harbin Jiamu Science and Technology Co., Ltd. (collectedly "Jiamu"), which is one of the major equipment distributors.

(iii)  Value added taxes receivables mainly represent the input taxes on purchasing equipment by Sichuan Xinda, which are to be net off with output taxes.  Value added taxes receivables was recognized in operating activities in consolidated statements of cash flows.

(iv)  Interest receivable mainly represents interest income accrued from time deposits and restricted cash.

(v)   Others mainly include prepaid miscellaneous service fee, staff advance and prepaid rental fee

Note 6 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	December 31,
	2016	2015
	US$	US$
Machinery, equipment and furniture	391,149,907	258,173,175
Motor vehicles	2,640,477	2,009,440
Workshops and buildings	119,503,091	76,924,199
Construction in progress	409,257,584	323,955,531
Total property, plant and equipment	922,551,059	661,062,345
Less: accumulated depreciation	(116,187,367)	(89,315,838)
Property, plant and equipment, net	806,363,692	571,746,507

The Company capitalized US$2,562,026, US$231,356, US$113,317 of interest costs as a component of the cost of construction in progress for the years ended December 31, 2016, 2015 and 2014 respectively.

Depreciation expense on property, plant and equipment was allocated to the following expense items:

	Years Ended December 31,
	2016	2015	2014
	US$	US$	US$

Cost of revenues	28,245,742	21,980,993	19,407,668
General and administrative expenses	1,808,284	1,531,389	1,155,419
Research and development expenses	3,720,126	3,615,758	2,094,496
Selling expenses	2,683	894
Total depreciation expense	33,776,835	27,129,034	22,657,583

Note 7 – Prepayments to equipment and construction suppliers

	December 31, 2016	December 31, 2015
	US$	US$

Samim Group FZE (i)	5,308,737	-
Beijin Construction (ii)	4,324,636	-
Sports City (iii)	2,859,952
Sichuan Construction	907,024
Peaceful (iv)	-	170,009,200
Jiamu (v)	-	11,712,843
Others (vi)	767,353	1,503,963
Total Prepayments to equipment and construction suppliers	14,167,702	183,226,006

(i)
On September 21, 2016, Dubai Xinda entered into a purchase contract with Samim Group FZE pertaining approximately 22,324 square meters property  in JAFZA in Dubai, UAE with constructed building including a warehouse, office and service block  for a total consideration of AED55.3 million (equivalent to US$15.0 million).  As of December 31, 2016, the Company has prepaid AED19.5 million (equivalent to US$5.3 million), which was recognized in investing activities in the statements of cash flow.

(ii)
On November 15, 2016, Sichuan Xinda entered into decoration contract with Sichuan Beijin Construction Engineering Company Limited ("Beijin Construction") to perform indoor and outdoor decoration work for a consideration of RMB237.6 million (equivalent to US$34.3 million). Pursuant to the contracts with Beijin Construction, Sichuan Xinda have prepaid RMB30.0 million (equivalent to US$4.3 million) as of December 31, 2016), which was recognized in investing activities in the statements of cash flow.

(iii)
In September, 2016, Dubai Xinda entered into apartments purchase contracts with Dubai Sports City LLC ("Sports City") for a total consideration of AED14.0 million (equivalent to US$3.8 million). The prepayment to Sports City in the amount of AED10.6 million (equivalent to US$2.9 million) was to purchase the apartments for employees living), which was recognized in investing activities in the statements of cash flow.

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

(v)      On January 5, 2015, AL Composites Materials FZE ("AL Composites") entered into an equipment purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of US$271.2 million to purchase certain production and testing equipment. Pursuant to the contract with Peaceful, the Company has paid US$170.0 million as prepayments as of December 31, 2015.

(vi)    Others mainly include prepayments for Sichuan construction program to several third parties.

Note 8 – Borrowings

The Company has credit facilities with several banks under which they draw short-term and long-term bank loans as described below.

(a)  Current

	December 31,
	2016	2015
	US$	US$
Unsecured loans	273,147,455	64,555,795
Loans secured by accounts receivable	50,454,086	43,037,196
Loans secured by restricted cash	32,474,300	27,100,000
Current portion of long-term bank loans (note b)	88,681,635	149,646,098

Total short-term loans, including current portion of long-term bank loans	444,757,476	284,339,089

As of December 31, 2016 and 2015, the Company's short-term bank loans (including the current portion of long-term bank loans) bear a weighted average interest rate of 4.0% and 4.2% per annum, respectively. All short-term bank loans mature at various times within one year and contain no renewal terms.

In January 2016, the Company obtained a one-year secured loan of US$12 million from HSBC Middle East at an annual interest rate of one-month LIBOR (0.7717% as of December 31, 2016) plus 1.8%. This loan was secured by restricted cash of RMB17.8 million (equivalent to US$2.6 million) in the HSBC Bank in Harbin, China. The company repaid the loan on December 22, 2016.

In January 2016, the Company obtained a one-year secured loan of US$16.6 million from HSBC Middle East at an annual interest rate of one-month LIBOR (0.7717% as of December 31, 2016) plus 1.8%. This loan was secured by restricted cash of RMB25.5 million (equivalent to US$3.7 million) in the HSBC Bank in Harbin, China.

In April 2016, the Company obtained nine six-month secured loans in a total amount of RMB350 million (equivalent to US$50.5 million) by accounts receivables of RMB439.2 million (equivalent to US$63.3 million) at an annual interest rate of 4.350% from Harbin Longjiang Bank.

In August 2016, the Company obtained a one-year secured loan of US$13.9 million from Industrial and Commercial Bank of China (Abu Dhabi Branch) at an interest of three-month LIBOR (0.9979% as of December 31, 2016) plus 2.0%. This loan was secured by restricted cash of RMB100.0 million (equivalent to US$14.6 million) in the Industrial and Commercial Bank of China in Harbin, China. The interest rate is reset every three months.

On October 7, 2016, the Company obtained a one-year secured loan of US$2.0 million from Bank of China (Macau Branch) at an annual interest rate of 1.8%. The loan was secured by restricted cash of RMB15.0 million (equivalent to US$2.2 million) in Bank of China in Harbin, China.

(b) Non-current

	December 31,
	2016	2015
	US$	US$
Secured loans	90,170,000	81,164,800
Unsecured loans	73,518,812	175,963,007
Syndicate loan facility	174,513,438	-
Less: current portion	88,681,635	149,646,098
Total long-term bank loans, excluding current portion	249,520,615	107,481,709

On June 12, 2014, the Company obtained a three-year secured loan of US$70 million from Bank of China Paris Branch at interest rate of three-month LIBOR (0.9979% as of December 31, 2016). The loan is secured by restricted cash of RMB110 million (equivalent to US$15.9 million). The Company repaid US$4 million in 2015, US$5 million on June 9, 2016 and US$15 million on December 9, 2016, and the remaining of the loan amounting to US$46 million will be due on June 9, 2017. In accordance with the requirements of the bank, additional RMB109 million (equivalent to US$15.7 million) is pledged as restricted cash for this long-term bank loan on July 22, 2016.

On December 11, 2014, the Company obtained a two-year unsecured loan of RMB197 million (equivalent to US$28.4 million) from Bank of Communication at an annual interest rate of 6.60%. The company repaid the loan on December 10, 2016.

 On January 23, 2015, the Company obtained two two-year unsecured loans in the total amount of RMB100 million (equivalent to US$14.4 million) from Agriculture Bank of China at an annual interest rate of 6.0%. Both loans were due and  repaid by the Company

On April 22, 2015, the Company obtained a two-year unsecured loan of RMB40 million (equivalent to US$5.8 million) from Agriculture Bank of China at an annual interest rate of 5.75%. The loan will be due on April 20, 2017.

In October and November, 2015, the Company obtained three five-year unsecured loans of RMB260 million (equivalent to US$37.5 million) from Bank of China at an annual interest rate of 4.75%. In January 2016, the Company obtained one four-year unsecured loans of RMB80 million (equivalent to US$11.5 million) from Bank of China at an annual interest rate of 4.75%. On December 9, 2016, the Company obtained a four-year unsecured loan of RMB30 million (equivalent to US$4.3 million) from Bank of China at an annual interest rate of 4.75%. All of these loans will be due on October 28, 2020.

On May 13, 2016, the Company obtained two two-year secured loans of US$14.3 million from China Construction Bank (Dubai) at an interest of three-month LIBOR (0.9979% as of December 31, 2016) plus 1.6%.  On May 17, 2016, the Company obtained two two-year secured loans of US$12.3 million from China Construction Bank (Dubai) at an interest of three-month LIBOR (0.9979% as of December 31, 2016) plus 1.6%. On May 22, 2016, the Company obtained a two-year secured loan of US$3.8 million from China Construction Bank (Dubai) at an interest of three-month LIBOR (0.9979% as of December 31, 2016) plus 1.6%. The interest rate is reset every three months. These loans are secured by restricted cash of RMB68.8 million (equivalent to US$9.9 million). All of these loans will be due on March 22, 2018.

On August 22, 2016, Xinda Holding (HK) a wholly owned subsidiary of the Company, entered into a facility agreement on August 22, 2016 for a loan facility in an aggregate amount of US$180 million with a consortium of banks and financial institutions led by Standard Chartered Bank (Hong Kong) Limited. The Company paid arrangement fees and legal fees in the amount of US$6.77 million of which the unamortized balance is US$5.49 million as of December 31, 2016 for the related loan. Debt issuance costs are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the loan and amortized to interest expense using the effective interest rate of 5.594% as of December 31, 2016. US$22.5 million, US$22.5 million, US$45.0 million and US$90.0 million of the principal amount will be repaid on November 22, 2017, February 22, 2018, May 22, 2018 and August 22, 2018, respectively.

On November 7, 2016, the Company obtained a fifteen-month secured loan of US$3.3 million from Industrial and Commercial Bank of China (Abu Dhabi Branch) at an annual interest rate of 2.2%. The loan is secured by restricted cash of RMB25 million (equivalent to US$3.6 million). The loan will be due on February 7, 2018.

On November 30, 2016, the Company obtained a fifteen-month secured loan of US$10.5 million from Industrial and Commercial Bank of China (Abu Dhabi Branch) at an annual interest rate of 2.2%. The loan is secured by restricted cash of RMB80 million (equivalent to US$11.5 million).  The loan will be due on February 28, 2018.

As of December 31, 2016, the Company had total lines of credit of RMB7,346.5 million (US$1,059.0 million) including unused lines of credit of RMB3,326.6 million (US$479.5 million) with remaining terms less than 12 months and RMB414.3 million (US$59.7 million) with remaining terms beyond 12 months.

Certain lines of credit contain financial covenants such as total stockholders' equity, debt asset ratio, current ratio, contingent liability ratio and net profit. As of December 31, 2016, the Company has met these financial covenants.

Maturities on long-term bank loans (including current portion) are as follows:

December 31, 2016
US$
2017	88,681,635
2018	196,183,438
2019	-
2020	53,337,177
after 2020	-
Total	338,202,250

Note 9 –Redemption of the senior notes

On February 4, 2014, Favor Sea (BVI), a wholly owned subsidiary of the Company, issued US$150,000,000 aggregate principal amount of 11.75% Guaranteed Senior Notes due 2019 (the 'Notes') with issuance price of 99.080%. The Notes bear interest at a rate of 11.75% per annum, payable on February 4 and August 4 of each year, commencing August 4, 2014.  The Notes were due to mature on February 4, 2019.  Net proceeds after debt issuance costs and debt discount in the amount of US$6.5 million were approximately US$143.5 million.  Debt issuance costs are presented on the consolidated balance sheets as a direct deduction from the carrying amount of notes payable and amortized to interest expense using the effective interest of 13.338% per annum.

The Notes can be redeemed prior to their maturity

On August 29, 2016, the Company redeemed the Notes outstanding, which had an aggregate principal of US$150,000,000 and a carrying of US$147,626,121 (including accrued and unpaid interest of US$1,194,081)  at a redemption price equal to 100% of the principal amount of the Notes plus the applicable premium of US$15,382,395 and  accrued and unpaid interest of US$1,223,958. The total aggregate amount paid to redeem the Notes was US$166,606,353, which resulted in a US$18,963,834 loss on debt extinguishment.

Note 10 – Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2016	2015
	US$	US$
Payables for purchase of property, plant and equipment	98,472,641	42,524,903
Accrued freight expenses	7,972,067	1,579,936
Accrued interest expenses	885,290	7,800,481
Advance from customers	93,066	82,009,002
Non income tax payables	4,499,161	4,353,730
Others (i)	7,417,141	2,720,660
Total accrued expenses and other current liabilities	119,339,366	140,988,712

(i) Others mainly represent accrued payroll and employee benefits, accrued audit and consulting fees, electricity fee and other accrued miscellaneous operating expenses.

Note 11 – Related party transactions

The Company entered into related party transactions with Harbin Xinda High-Tech Co., Ltd. ("Xinda High-Tech"), an entity controlled by the wife of Mr. Han, the chief executive officer and controlling stockholder of the Company and Mr. Han's son.  The significant related party transactions are summarized as follows:

The significant related party transactions are summarized as follows:

	Years Ended December 31,
	2016	2015	2014
	US$	US$	US$
Costs and expenses resulting from transactions with related parties:
Rental expenses for plant and office space	723,769	777,248	791,460

The related party balances are summarized as follows:

	December 31,
	2016	2015
	US$	US$
Amounts due from a related party:
Prepaid rental expenses to Xinda High-Tech	229,624	244,836

	2016	2015
	US$	US$
Amounts due to a related party
Rental payable to Mr Han's son	11,548	8,439

The Company rents the following plant and office buildings in Harbin, Heilongjiang province from Xinda High-Tech:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Office building	23,894	719,934	Between January 1, 2014 and December 31, 2018

The Company rents the following facilities in Harbin, Heilongjiang province from Mr. Han's son:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Facility	200	6,026	Between August 17, 2014 and August 16, 2016

Note 12– Income Taxes

China XD and Xinda Holding (HK) US Sub Inc. ("Xinda Holding (US) ") (collectively referred to as the "U.S. Entities") are each subject to a tax rate of 34% and file separate U.S. federal income tax returns.  Xinda Holding (US) was dissolved in 2016 as a result of the group re-organization.

Under the current laws of the British Virgin Island ("BVI"), Favor Sea (BVI), a subsidiary of China XD, is not subject to tax on its income or capital gains.

No provision for Hong Kong Profits Tax was made for Xinda Holding (HK) Co., Ltd. ("Xinda Holding (HK) "), (formerly known as Hong Kong Engineering Plastics Co., Ltd.), Xinda (HK) International Trading Co., Ltd. ("Xinda Trading", liquidated in February 2015), and Xinda (HK) Trading as they did not have any assessable profits arising in or derived from Hong Kong for any of the periods presented.

Under the current laws of Dubai, AL Composites Materials FZE ("Dubai Xinda"), a subsidiary of China XD, is exempted from income taxes.

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

China XD earnings from its subsidiaries in PRC and Dubai are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to its plan to indefinitely reinvest its earnings in the PRC, the Company has not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of US$546,430,378 and US$488,303,847 as of December 31, 2016 and 2015, respectively. In addition, due to its plan to indefinitely reinvest its earnings in Dubai, the Company has not provided for deferred income tax liabilities related to Dubai on undistributed earnings of US$172,774,247 and US$117,827,046 as of December 31, 2016 and 2015, respectively. It is not practicable to estimate the amounts of unrecognized deferred income tax liabilities thereof.

The components of income (loss) before income taxes are as follows:

	Years Ended December 31,
	2016	2015	2014
	US$	US$	US$
US	(3,221,934)	(3,512,598)	(4,957,190)
BVI	(31,424,331)	(18,685,588)	(16,070,146)
Hong Kong SAR	(5,447,344)	(306,945)	(973,523)
Dubai	54,947,200	34,554,739	83,267,935
PRC, excluding Hong Kong SAR	104,181,978	89,920,646	77,775,570
Total income before income taxes	119,035,569	101,970,254	139,042,646

The Company's income tax expense (benefit) recognized in the consolidated statements of comprehensive income consists of the following:

	Years Ended December 31,
	2016	2015	2014
	US$	US$	US$
Current income tax expense-PRC	19,715,649	20,618,211	20,089,436
Current income tax expense-US	-	-	195,598
Deferred income tax benefit-PRC	(2,292,830)	(2,380,236)	(2,018,757)
Total income tax expense	17,422,819	18,237,975	18,266,277

The effective income tax rate based on income tax expense and income before income taxes reported in the consolidated statements of comprehensive income differs from the PRC statutory income tax rate of 25% due to the following:

	Years Ended December 31,
	2016	2015	2014
	US$	US$	US$

PRC statutory income tax rate	25%	25%	25%
Increase (decrease) in effective income tax rate resulting from:
Tax rate differential on HK entities not subject to PRC income tax	0.4%	-	-
Tax rate differential on BVI entities not subject to PRC income tax	6.6%	4.6%	2.9%
Tax rate differential on UAE entities not subject to PRC income tax	(11.5)%	(8.5)%	(15.0)%
Non-deductible expenses	0.3%	0.4%	0.6%
Preferential tax rate	(4.2)%	(4.5)%	(3.3)%
Change in valuation allowance	2.3%	1.2%	0.5%
R&D additional deduction	(5.1)%	(2.6)%	0.0%
Others	0.8%	2.3%	2.4%
Effective income tax rate	14.6%	17.9%	13.1%

The principal components of the Company's deferred income tax assets and deferred income tax liabilities are as follows:

	December 31,
	2016	2015
	US$	US$

Deferred income tax assets:
Tax loss carry forwards	3,951,012	1,941,124
Less: valuation allowance	(3,951,012)	(1,941,124)
Deferred income tax assets, net	-	-

Deferred income tax liabilities:
Property, plant and equipment	10,818,305	13,874,224
Total deferred income tax liabilities (included in other non-current liabilities)	10,818,305	13,874,224

The Research Institute was established with a registered capital of approximately US$0.4 million in 2007.  The Research Institute provided research and development services to the Company's ultimate end customers.  In December 2010, for tax purposes and because the Research Institute could not meet the Company's development needs, the Company dissolved the Research Institute and formed a new legal entity, Heilongjiang Xinda Enterprise Group Macromolecule Materials R&D Center Company Limited ("Xinda Group Material Research"). Based on applicable regulations promulgated by the local Civil Affairs Bureau, only the local government has the authority for the distribution of the assets of the Research Institute upon liquidation.  Therefore, the Company dissolved the Research Institute by distributing the net assets of the Research Institute in the amount of US$84.0 million to the local government. The difference between the net assets in the amount of US$84.0 million and the amount of the initial registered capital of US$0.4 million represents undistributed accumulated profit generated by the Research Institute from its inception date to its liquidation date.  Simultaneously, the local government granted the net assets back to the Research Center, the newly established subsidiary of Harbin Xinda in December 2010. The Research Center was established with a registered capital of approximately US$0.5 million funded by cash.  A loss equal to the net assets of the Research Institute distributed to the local government was recognized in other expenses and a government grant for the receipts of the same assets back from the local government was recognized as other income in the consolidated statements of comprehensive income. Pursuant to the local tax regulations, the net assets granted to the Research Center are not subject to income tax to the extent the Research Center spends a total of US$84.0 million in five years from the date of grant.  The expenditures of US$84.0 million will not be deductible for income tax purposes.  As a result, the Company recognized a deferred income tax liability in the amount of US$21.5 million in connection with the net assets granted to the Research Center as of December 31, 2010.  To the extent that the Company has spent on research and development equipment during the five years from the date of grant, deferred income tax liabilities relating to the net assets of Research Institute granted to Research Center will be reclassified to deferred income tax liabilities relating to property, plant and equipment, and recognized in profit or loss over the useful life of the asset. The Company spent a total of US$84.0 million on research and development equipment by the end of December 31, 2015, and the deferred income tax liabilities was US$10,818,305 and US$13,874,224 as of December 31, 2016 and 2015, respectively.

The movements of the valuation allowance are as follows:

	Years Ended December 31,
	2016	2015	2014
	US$	US$	US$

Balance at the beginning of the year	1,941,124	727,711	73,182
Expiration due to liquidation	(661,144)	(68,070)	-
Additions of valuation allowance	2,801,055	1,333,527	662,151
Reduction of valuation allowance	(130,023)	(52,044)	(7,622)
Balance at the end of the year	3,951,012	1,941,124	727,711

The valuation allowance as of December 31, 2016, 2015 and 2014 was primarily provided for the deferred income tax assets of certain entities, which were at cumulative loss positions. As of December 31, 2016, for U.S. federal income tax purposes, the Company had tax loss carryforwards of (i) US$673,763 from US Entity, of which  nil, US$153,565 and US$520,617 would expire by 2034, 2035 and 2036, respectively, if unused, (ii) US$10,595,029 from subsidiaries in PRC, of which  US$270,686, US$3,423,410  and US$6,900,933 would expire by 2019, 2020 and 2021, respectively, if unused, and (iii) US$6,677,691 from subsidiaries in HK, which could be carried forward indefinitely to be offset against future profits. In view of the cumulative losses for the entities concerned, 100% valuation allowances were provided against their deferred income tax assets as of December 31, 2016, 2015 and 2014, which in the judgment of the management, are not more likely than not to be realized.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

	Year ended December 31,
	2016	2015	2014
	US$	US$	US$

Balance at beginning of year	21,660,307	14,609,258	8,807,490
Increase related to current year tax positions	4,268,805	7,051,049	5,801,768
Balance at end of year	25,929,112	21,660,307	14,609,258

At December 31, 2016, 2015 and 2014, there are US$21,547,559, US$18,370,729 and US$12,544,088 of unrecognized tax benefits that if recognized, would affect the annual effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and does not recognize penalties. During the years ended December 31, 2016, 2015 and 2014, the Company recognized approximately US$2,982,479, US$1,905,191, and US$1,322,135 interest expense. The Company had approximately US$5,757,273, and US$3,095,819 for the payment of interest accrued related to unrecognized tax benefits at December 31, 2016 and 2015, respectively which were included in other non-current liabilities. As of December 31, 2016 and 2015, US$25,845,041 and US$21,076,874 of unrecognized tax benefits were included in other non-current liabilities, respectively. US$84,071  of unrecognized tax benefit were presented as a reduction of the deferred income tax assets for tax loss carry forwards since the uncertain tax position would reduce the tax loss carry forwards under the tax law. The unrecognized tax benefits represent the estimated income tax expenses the Company would be required to pay, should the income tax rate used, taxable income and deductible expenses for tax purpose recognized in accordance with tax laws and regulations. The Company is currently unable to provide an estimate of a range of the total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.

The tax returns of the U.S. Entities are subject to U.S. federal income tax examination by tax authorities for the years from 2014 to 2016.  According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent.  The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than US$15,000.  In the case of transfer pricing issues, the statute of limitations is ten years.  There is no statute of limitations in the case of tax evasion.  The tax returns of the Company's PRC subsidiaries for the years from 2014 to 2016 are open to examination by the PRC tax authorities.

Note 13 – Deferred Income

On January 26, 2015, the Company entered into a memorandum and a fund support agreement (the "Agreement") with the People's Government of Shunqing District, Nanchong City, Sichuan Province ("Shunqing Government") pursuant to which Shunqing Government, through its investment vehicle, will extend to the Company RMB350 million (equivalent to US$50.5 million) to support the construction of the Sichuan plant.  As of December 31, 2016, the Company has received RMB350 million (equivalent to US$50.5 million) in total from Shunqing Government in the form of government repayment of bank loans on behalf of the Company.

In addition, the Company has received RMB111.6 million (equivalent to US$16.1 million) from Shunqing Government and RMB6.4 million (equivalent to US$0.9 million) from Ministry of Finance of the People's Republic of China to support the construction and RMB1.3 million (equivalent to US$0.2 million) special funds of ministerial key research projects from Ministry of Science and Technology of PRC as of December 31, 2016.

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

Upon Sichuan facility becoming operational in July 2016, RMB9.5 million (equivalent to US$1.4 million) government grants have been recognized as other income when related depreciation was recognized during the twelve-month period ended December 31, 2016.

In addition, the Company also received RMB36 million (equivalent to US$5.2 million) from Shunqing Government with respect to interest subsidy for future bank, among which RMB15.0 million (equivalent to US$2.2 million) have been recognized as other income when related interest expense was recognized during twelve-month period ended December 31, 2016.

Note 14 – Other non-current liabilities

	2016	2015
	US$	US$

Income tax payable-noncurrent (i)	31,602,314	24,172,693
Deferred income tax liabilities (note 12)	10,818,305	13,874,224
Total other non-current liabilities	42,420,619	38,046,917

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

If any shares of Series D Preferred Stock remain outstanding on February 4, 2019, the holders of such shares shall require the Company to redeem each share of Series D Preferred Stock at a price equal to the IRR Price (the "Mandatory Redemption Price") no later than six months after the Original Maturity Date. The Mandatory Redemption Price per share was US$13.26 and US$11.53 as of December 31, 2016 and 2015, respectively.

 The Company concluded that it has met the Actual Profit Targets and that it is not probable any of the triggering events has occurred or is expected to occur. In addition, the Company concluded that it has met the performance target of RMB360 million, RMB520 million and RMB800 million in 2011, 2012 and 2013, respectively and accordingly it has the right to request the conversion of Series D Preferred Stock into common stock.  As a result, it was not probable that the Series D Preferred Stock is redeemable as of December 31, 2016. Therefore no changes in the redemption value were recognized for any of the periods presented. The Company will assess the probability of whether the Series D Preferred Stock is redeemable at each reporting period end.

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

On August 7, 2015, the Company's Board of Directors approved the grant of (i) 192,300 nonvested shares to certain executive officers and employees which will vest on August 7, 2018; (ii) 10,907 nonvested shares to three independent directors was vested on February 7, 2016.

A summary of the nonvested shares activity for the years ended December 31, 2016, 2015, and 2014 is as follows:

	Number of Nonvested Shares	Weighted Average Grant date Fair Value
		US$
Outstanding as of December 31, 2013	1,090,575	4.89
Granted	291,948	5.13
Vested	(674,205)	4.58
Forfeited	(61,030)	4.47
Outstanding as of December 31, 2014	647,288	5.00
Granted	203,207	6.00
Vested	(171,488)	4.40
Forfeited	(64,280)	4.65
Outstanding as of December 31, 2015	614,727	5.54
Granted	-	-
Vested	(161,257)	4.24
Forfeited	(51,260)	5.28
Outstanding as of December 31, 2016	402,210	6.10
Expected to vest as of December 31, 2016	325,467	6.10

The total fair value of shares vested during the years ended December 31, 2016, 2015, and 2014 was and US$683,106, US$754,547, and US$3,090,766, respectively.

The Company recognized US$686,491 US$813,699 and US$1,003,040 of compensation expense in general and administrative expenses relating to nonvested shares for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, total unrecognized compensation cost relating to nonvested shares was US$859,207, which is to be recognized over a weighted average period of 1.03 years.

Stock options

On October 10, 2015, the Company's Board of Directors approved the grant of stock options to purchase 72,000 shares of the Company's common stock to six consultants at an exercise price of US$0.24.  On February 1, 2016, 27000 shares of the options was vested and the remaining 45,000 was cancelled as a result of not meeting the performance requirement of the company. The Company reversed recognized expense for the stock options granted to consultants who did not meet the service targets.

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

During the year ended December 31, 2016, due to the failure to meet the performance targets, the options of 450,000 common shares were expired  No expenses were recorded for the twelve months ended December 31, 2016.

A summary of stock options activity for the years ended December 31, 2016, 2015 and 2014 is as follows.

	Number of Options Outstanding	Weighted Average Exercise Price US$
Outstanding as of December 31, 2014	-	-
Granted	72,000	0.24
Outstanding as of December 31, 2015	72,000	0.24
Vested	(27,000)	0.24
Forfeited	(45,000)	0.24
Outstanding as of December 31, 2016	-	-

The Company recognized negative US$151,893 of share-based compensation expense in general and administration expenses relating to stock options for the years ended December 31, 2016 and, US$230,463 and nil of share-based compensation expense in general and administration expenses relating to stock options for the years ended December 31, 2015 and 2014, respectively.
Note 19– Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Years Ended December 31,
	2016	2015	2014
	US$	US$	US$
Numerator:
Net income	101,612,750	83,732,279	120,776,369
Less:
Earnings allocated to participating Series D convertible preferred stock	(24,652,636)	(20,350,826)	(29,552,623)
Earnings allocated to participating nonvested shares	(817,078)	(770,145)	(1,026,493)
Net income for basic and diluted earnings per share	76,143,036	62,611,308	90,197,253

Denominator:
Denominator for basic earnings per share	49,418,188	49,225,566	48,833,434
Dilutive effect of outstanding share options	1,009	3,894	-
Denominator for diluted earnings per share	49,419,197	49,229,460	48,833,434

Earnings per common share:
Basic and diluted earnings per common share	1.54	1.27	1.85

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the years ended December 31, 2016, 2015 and 2014, because their effects are anti-dilutive:

	Years Ended December 31,
	2016	2015	2014
	US$	US$	US$
Numerator:
Shares issuable upon conversion of Series D convertible preferred stocks	16,000,000	16,000,000	16,000,000

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
For the years ended December 31, 2016, 2015 and 2014, China XD' subsidiaries in the PRC made appropriations to the reserve fund of RMB46,947,403 (equivalent to US$7,072,842), RMB48,174,525(equivalent to US$7,651,365) and RMB37,156,541(equivalent to US$6,030,731), respectively. As of December 31, 2016, 2015 and 2014, the accumulated balance of the statutory surplus reserve was RMB186,952,683 (equivalent to US$29,648,380) , RMB140,005,280 and RMB91,830,755, respectively.

Note 21– Commitments and contingencies

(1)	Lease commitments

Future minimum lease payments under non-cancellable operating leases agreements as of December 31, 2016 were as follows.  The Company's leases do not contain any contingent rent payments terms.

US$
Years ending December 31,
2017	1,402,571
2018	914,750
2019	113,623
2020	113,623
2021	113,623
2022 and thereafter	908,981

Rental expenses incurred for operating leases of plant and equipment and office spaces were US$2,317,321, US$1,698,088 and US$1,476,640 in 2016, 2015 and 2014, respectively. There are no step rent provisions, escalation clauses, capital improvement funding requirements, other lease concessions or contingent rent in the lease agreements. The Company has no legal or contractual asset retirement obligations at the end of leases. The Company's leases do not contain any contingent rent payments terms.

(2)   Sichuan plant construction and equipment purchase

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion in property, plant and equipment and approximately RMB0.6 billion in working capital, for the construction of Sichuan plant.  As of December 31, 2016, the Company has a remaining commitment of RMB69.9 million (equivalent to US$10.1 million) mainly for facility construction.

In September 2016, Sichuan Xinda entered into equipment purchase contracts with Harbin Hailezi Science and Technology Co., Ltd. ("Hailezi") for a consideration of RMB17.0 million (equivalent to US$2.5 million)  to purchase storage facility and testing equipment. As of December 31, 2016, Sichuan Xinda has a remaining commitment of RMB11.0 million (equivalent to US$1.6 million).

On October 20, 2016, Sichuan Xinda entered into an equipment purchase agreement purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of US$12.9 million to purchase certain production and testing equipment.  As of December 31, 2016, the Company has a commitment of US$12.9 million.

On November 15, 2016, Sichuan Xinda entered into decoration contract with Sichuan Beijin Construction Engineering Co. Limited ("Beijin Construction")  to perform indoor and outdoor decoration work for a consideration of RMB237.6 million (equivalent to US$34.3 million).  As of December 31, 2016, Sichuan Xinda has a remaining commitment of RMB207.6 million (equivalent to US$29.9 million).

(3)    Dubai plant construction and equipment

On April 28, 2015, Dubai Xinda entered into a warehouse construction contract with Falcon Red Eye Contracting Co. L.L.C. for a total consideration of AED6.7 million (equivalent to US$1.8 million). As of December 31, 2016, the Company has a remaining commitment of US$0.9 million.

On September 21, 2016, Dubai Xinda entered into a plant purchase contract with Samim Group Fze for a total consideration of AED55.3 million (equivalent to US$15.0 million). As of December 31, 2016, the Company has a remaining commitment of US$9.7 million.

In September, 2016, Dubai Xinda entered into apartment purchase contracts with Dubai Sports City LLC ("Sports City") for a total consideration of AED14.0 million (equivalent to US$3.8 million). As of December 31, 2016, the Company has a remaining commitment of AED3.7 million (equivalent to US$1.0 million).

(4)    Contingencies

The Company and certain of its officers were named as defendants in two putative securities class action lawsuits filed on July 15, 2014 and July 16, 2014 in the United States District Court for the Southern District of New York. On March 23, 2016, the Court issued an Opinion and Order dismissing the Consolidated Class Action Complaint without prejudice. On May 6, 2016, the lead plaintiffs moved the Court for leave to amend the Consolidated Class Action Complaint.  On June 24, 2016, the Company filed its opposition to the lead plaintiffs' motion.  On August 8, 2016, in conjunction with filing the reply brief in support of their motion, the lead plaintiffs moved to strike certain documents referred to in the Company's opposition.  The Company filed its opposition to the lead plaintiffs' motion to strike on September 16, 2016.  On March 8, 2017, the Court entered an Order in the Company's favor denying the lead plaintiffs' motion for leave to amend and denying the lead plaintiffs' motion to strike.  The lead plaintiffs may appeal dismissal of their lawsuits.  The Company, after consultation with its legal counsel, continues to believe that the lawsuits are without merit and will continue to vigorously defend against them.  Nevertheless, there is a possibility that a loss may have been incurred.  In accordance with ASC Topic 450, no loss contingency was accrued as of December 31, 2016 since the possible loss or range of loss cannot be reasonably estimated.

Note 22 – Revenues

Revenues consist of the following:

	Years Ended December 31,
	2016	2015	2014
	US$	US$	US$

Modified Polyamide 66 (PA66)	260,107,405	219,082,301	192,374,156
Modified Polyamide 6 (PA6)	280,070,036	203,485,029	223,122,191
Plastic Alloy	401,664,431	350,620,202	400,306,257
Modified Polypropylene (PP)	178,729,819	164,828,880	232,421,229
Modified Acrylonitrile butadiene styrene (ABS)	42,121,680	40,510,344	36,804,599
Polyoxymethylenes (POM)	13,370,532	3,481,072	3,606,000
Polyphenylene Oxide (PPO)	15,315,570	12,984,368	14,830,647
Polylactide (PLA)	2,591,856	5,661	13,952
Raw materials	2,409,070	3,373,854	7,206,661
Others	5,298,499	821,183	-
Total Revenue	1,201,678,898	999,192,894	1,110,685,692

Note 23 – Selected Quarterly Financial Information (Unaudited)

The following tables show a summary of the Company's quarterly financial information for each of the four quarters of 2016 and 2015 (in millions, except gross margin and per share amounts):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2016:
Revenues	$377.8	$331.8	$277.1	$215.0
Gross profit	$82.3	$69.6	$60.3	$34.8
Net income	$36.7	$20.2	$33.3	$11.4

Earnings per share
Basic	$0.56	$0.31	$0.51	$0.17
Diluted	$0.56	$0.31	$0.51	$0.17

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2015:
Revenues	$272.8	$239.1	$265.4	$221.9
Gross profit	$52.0	$29.3	$51.5	$48.6
Net income	$26.8	$6.0	$25.5	$25.4

Earnings per share
Basic and diluted	$0.41	$0.09	$0.39	$0.39

Note 24 – Geographic Information

The following summarizes the Company's revenues from the following geographic areas (based on the location of the operating units):

	Years Ended December 31,
	2016	2015	2014
	US$	US$	US$

Revenues (in US$ millions)
PRC	1,091.5	927.6	970.5
Dubai, UAE	110.2	71.6	140.1
Total	1,201.7	999.2	1,110.6

The following summarizes the Company's Long-lived assets (including Property, plant and equipment, net, Land use rights, net, Long-term prepayments to equipment  and construction suppliers and Other non-current assets) from the following geographic areas (based on the location of the operating units):

	Years Ended December 31,
	2016	2015	2014
	US$	US$	US$

Long-lived assets (in US$ millions)
PRC	483.7	544.6	451.4
Dubai, UAE	369.9	253.8	82.3
Total	853.6	798.4	533.7

Note 25– Subsequent Events

 On December 12, 2016, Sichuan Xinda entered into a strategic investment agreement with Shunqing Government, Nanchong City, Sichuan Province. Pursuant to the agreement, Sichuan Xinda will invest RMB2.2 billion (equivalent to US$317.1 million) in bio-composite project and RMB300 million (equivalent to US$43.2 million) on additive manufacturing used composites (3D printing materials) project, respectively.

On January 3, 2017, Sichuan Xinda entered into two revocable equipment purchase contracts with Harbin Hailezi Science and Technology Co., Ltd. ("Hailezi") to purchase production equipment, packing equipment and storage facility for a total consideration of RMB1.44 billion (equivalent to US$207.4 million), which were estimated) to be fully delivered by April 2018. Pursuant to the contracts with Hailezi, Sichuan Xinda has prepaid RMB863.5 million (equivalent to US$124.5 million) and has a remaining commitment of RMB575.6 million (equivalent to US$82.9 million) as of March 16, 2017.

On March 13, 2017, Sichuan Xinda entered into a land use right transfer agreement with Shunqing Government, Nanchong City, Sichuan Province to purchase a piece of land located at Yinghua Industrial Park in Nanchong City, Sichuan Province for a total consideration of RMB20.7 million (equivalent to US$3.0 million) which will be fully paid off by March 29, 2017. Pursuant to the agreement, Sichuan Xinda has prepaid RMB6.0 million (equivalent to US$0.9 million) as deposits as of March 16, 2017.

On February 17, 2017, China XD Plastics Company Limited (the "Company") issued a press release announcing that its board of directors (the "Board") has received a preliminary non-binding proposal letter, dated February 16, 2017, from its Chairman and Chief Executive Officer, Mr. Jie Han ("Mr. Han"), XD Engineering Plastics Company Limited ("XD Engineering"), a company incorporated in the British Virgin Islands and wholly owned by Mr. Han, and MSPEA Modified Plastics Holding Limited, an affiliate of Morgan Stanley Private Equity Asia III, Inc. (collectively, the "Buyer Consortium"), to acquire all of the outstanding shares of common stock of the Company not already beneficially owned by the Buyer Consortium in a "going-private" transaction (the "Transaction") for US$5.21 per share of common stock in cash. The proposal letter states that the Buyer Consortium expects that the Board will appoint a special committee of independent directors to consider the proposal and make a recommendation to the Board. The proposal letter also states that the Buyer Consortium will not move forward with the proposed Transaction unless it is approved by such a special committee, and the proposed Transaction will be subject to a non-waivable condition requiring approval by majority shareholder vote of shareholders other than the Buyer Consortium members.  The Buyer Consortium currently beneficially owns approximately 74% of the issued and outstanding shares of common stock of the Company on a fully diluted and as-converted basis.

The Board has established a special committee (the "Special Committee") of disinterested directors to consider the proposal The Special Committee is composed of the following independent directors of the Company: Mr. Lawrence W. Leighton, Mr. Feng Li, and Mr. Linyuan Zhai, with Mr. Leighton serving as chairperson of the Special Committee. The Special Committee will be responsible for evaluating, negotiating and recommending to the Board any proposals involving a strategic transaction by the Company with one or more third parties. The Special Committee intends to retain advisors, including an independent financial advisor, to assist in the evaluation of the proposal and any additional proposals that may be made by the Buyer Consortium.

The Special Committee cautions the Company's shareholders and others considering trading in its securities that the Special Committee has not made any decisions with respect to the Company's response to the proposal. There can be no assurance that any definitive offer will be made by the Buyer Consortium or any other person, that any definitive agreement will be executed relating to the proposed Transaction, or that this or any other transaction will be approved or consummated.