Form 10-Q
period 2017-03-31
China XD Plastics Co Ltd
filed 2017-05-10
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 4, 2017, the registrant had 49,511,541 shares of common stock, par value US$0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	57,695,720	168,086,445
Restricted cash	148,303,280	103,489,402
Time deposits	77,833,983	184,806,112
Accounts receivable, net of allowance for doubtful accounts	187,319,795	410,049,559
Amounts due from a related party	57,720	229,624
Inventories	367,666,903	280,939,008
Prepaid expenses and other current assets	54,833,793	125,310,309
Total current assets	893,711,194	1,272,910,459
Property, plant and equipment, net	811,362,139	806,363,692
Land use rights, net	22,546,978	22,536,397
Long-term prepayments to equipment and construction suppliers	381,007,445	14,167,702
Other non-current assets	10,568,563	10,521,949
Total assets	2,119,196,319	2,126,500,199

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCKS AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term loans, including current portion of long-term bank loans	637,931,355	444,757,476
Bills payable	164,625,397	148,392,677
Accounts payable	152,260,922	320,013,040
Amounts due to a related party	11,611	11,548
Income taxes payable	-	897,625
Accrued expenses and other current liabilities	118,686,093	119,339,366
Total current liabilities	1,073,515,378	1,033,411,732
Long-term bank loans, excluding current portion	187,697,496	249,520,615
Deferred income	68,282,595	69,311,102
Other non-current liabilities	43,929,163	42,420,619
Total liabilities	1,373,424,632	1,394,664,068

Redeemable Series D convertible preferred stock (redemption amount of US$219,653,000 and US$212,212,300 as of March 31, 2017 and December 31, 2016, respectively)	97,576,465	97,576,465
Stockholders' equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 49,532,541 shares and 49,532,541 shares issued, 49,511,541 shares and 49,511,541 shares outstanding as of March 31, 2017 and December 31, 2016, respectively	4,952	4,952
Treasury stock, 21,000 shares at cost	(92,694)	(92,694)
Additional paid-in capital	82,722,668	82,606,404
Retained earnings	627,069,724	617,168,735
Accumulated other comprehensive loss	(61,509,528)	(65,427,831)
Total stockholders' equity	648,195,222	634,259,666
Commitments and contingencies	-	-
Total liabilities, redeemable convertible preferred stocks and stockholders' equity	2,119,196,319	2,126,500,199

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Period Ended March 31,
	2017	2016
	US$	US$

Revenues	237,840,197	215,030,158
Cost of revenues	(203,068,027)	(180,216,507)
Gross profit	34,772,170	34,813,651

Selling expenses	(518,813)	(285,136)
General and administrative expenses	(7,053,671)	(5,069,674)
Research and development expenses	(5,851,100)	(4,909,567)
Total operating expenses	(13,423,584)	(10,264,377)

Operating income	21,348,586	24,549,274

Interest income	1,163,259	1,614,263
Interest expense	(10,021,976)	(10,904,659)
Foreign currency exchange gains (losses)	(476,085)	427,665
Government grant	1,439,531	208,433
Total non-operating expense, net	(7,895,271)	(8,654,298)

Income before income taxes	13,453,315	15,894,976

Income tax expense	(3,552,326)	(4,537,626)

Net income	9,900,989	11,357,350

Earnings per common share:
Basic and diluted	0.15	0.17

Net Income	9,900,989	11,357,350

Other comprehensive income
Foreign currency translation adjustment, net of nil income taxes	3,918,303	4,927,024

Comprehensive income	13,819,292	16,284,374

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Period Ended March 31,
	2017	2016
	US$	US$
Cash flows from operating activities:
Net cash used in operating activities	(57,631,880)	(25,403,676)

Cash flows from investing activities:
Purchase of time deposits	(59,853,272)	(155,330,882)
Proceeds from maturity of time deposits	168,083,097	94,362,745
Purchase of and deposits for property, plant and equipment	(328,428,788)	(27,399,896)
Refund of deposit from an equipment supplier	75,052,508	-
Purchases of land use rights	(3,036,333)	-
Government grant related to the construction of Sichuan plant	-	2,060,355
Net cash used in investing activities	(148,182,788)	(86,307,678)

Cash flows from financing activities:
Proceeds from bank borrowings	316,586,547	166,914,532
Repayment of bank borrowings	(188,024,421)	(131,602,645)
Release of restricted cash as collateral for bank borrowings	6,292,727	21,341,912
Placement of restricted cash as collateral for bank borrowings	(40,575,289)	(21,954,042)
Net cash provided by financing activities	94,279,564	34,699,757

Effect of foreign currency exchange rate changes on cash and cash equivalents	1,144,379	138,350
Net decrease in cash and cash equivalents	(110,390,725)	(76,873,247)

Cash and cash equivalents at beginning of period	168,086,445	119,928,485
Cash and cash equivalents at end of period	57,695,720	43,055,238

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	8,482,216	14,380,560
Income taxes paid	5,057,042	6,874,104
Non-cash investing and financing activities:
Accrual for purchase of property, plant and equipment	4,147,349	93,422,837

See accompanying notes to unaudited condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation, significant concentrations and risks

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the United States Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements of China XD Plastics Company Limited ("China XD") and subsidiaries (collectively, the "Company"). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2016, and the related consolidated statements of comprehensive income, changes in equity and cash flows for the year then ended, included in the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2017.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2017, the results of operations and cash flows for the three-month periods ended March 31, 2017 and 2016, have been made.

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

(b) Significant concentrations and risks

Sales concentration

The Company sells its products primarily through approved distributors in the People's Republic of China (the "PRC"). The Company's sales are highly concentrated.  Sales to distributors individually exceeded 10% of the Company's revenues for the three month periods ended March 31, 2017 and 2016, are as follows:

	For the Three-Month Period Ended March 31,
	2017		2016
	US$	%	US$	%
Distributor A, located in PRC	42,217,833	17.8%	35,105,615	16.3%
Distributor B, located in PRC	28,510,327	12.0%	35,809,554	16.7%
Distributor C, located in PRC	22,231,697	9.3%	28,460,900	13.2%
Distributor D, located in PRC	21,241,225	8.9%	21,908,999	10.2%
Distributor E, located in PRC	18,332,720	7.7%	25,485,848	11.9%
Distributor F, located in PRC	-	0.0%	22,202,126	10.3%
Total	132,533,802	55.7%	168,973,042	78.6%

The Company expects revenues from these distributors to continue to represent a substantial portion of its revenue in the future. Any factor adversely affecting the automobile industry in the PRC or the business operations of these customers will have a material effect on the Company's business, financial position and results of operations.
Purchase concentration of raw materials and equipment

The principal raw materials used for the Company's production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon. The Company purchases substantially all of its raw materials through a limited number of distributors.  Raw material purchases from these distributors, which individually exceeded 10% of the Company's total raw material purchases, accounted for approximately 40.4% (three distributors), and 76.9% (five distributors) , of the Company's total raw material purchases for the three-month period ended March 31 2017 and  2016, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company's business, financial position and results of operations.

The Company purchased equipment from two equipment distributors, which accounted for nil and 99.9% of the Company's total equipment purchases for the three-month periods ended March 31, 2017 and 2016, respectively. Management believes that other suppliers could provide similar equipment on comparable terms.  A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which could adversely affect the Company's business, financial position and results of operations.

Cash concentration

Cash and cash equivalents, short-term restricted cash, time deposits and long-term restricted cash included in other non-current assets mentioned below maintained at banks consist of the following:

	March 31, 2017	December 31, 2016
	US$	US$
RMB denominated bank deposits with:
Financial Institutions in the PRC	290,972,707	464,427,328
Financial Institutions in Hong Kong Special Administrative Region ("Hong Kong SAR")	7,995	7,946
Financial Institution in Dubai, United Arab Emirates ("UAE")	57	-
U.S. dollar denominated bank deposits with:
Financial Institution in the U.S.	9,270	20,192
Financial Institutions in the PRC	18,539	18,025
Financial Institution in Hong Kong SAR	1,827,511	1,629,199
Financial Institution in Macau Special Administrative Region ("Macau SAR")	3,347	1,810
Financial Institution in Dubai, UAE	120,180	139,201
HK dollar denominated bank deposits with:
Financial institution in Hong Kong SAR	119	148
Dirham denominated bank deposits with:
Financial institution in Dubai, UAE	843,731	53,647

The bank deposits with financial institutions in the PRC are insured by the government authority for up to RMB500,000. The bank deposits with financial institutions in the Hong Kong SAR are insured by the government authority for up to HK$500,000. The bank deposits with financial institutions in the Macau SAR are insured by the government authority for up to MOP$500,000. The bank deposits with financial institutions in the Dubai, UAE are not insured by the government authority. Total bank deposits amounted to $1,554,272 and $1,207,996 are insured as of March 31, 2017 and December 31, 2016, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts. To limit exposure to credit risk, the Company primarily places bank deposits with large financial institutions in the PRC, Hong Kong SAR, Macau SAR and Dubai, UAE with acceptable credit rating.

Cash deposits in bank that are restricted as to withdrawal or usage for up to 12 months are reported as restricted cash in the consolidated balance sheets and excluded from cash and cash equivalents in the consolidated statements of cash flows. Cash deposits of US$9,972,026 and US$9,917,832 as of March 31, 2017 and December 31, 2016 that are restricted for period beyond 12 months from the balance sheet date are included in other non-current assets in the consolidated balance sheets and also excluded from cash and cash equivalents in the condensed consolidated statements of cash flows.

Short-term bank deposits that are pledged as collateral for bills payable relating to purchases of raw materials are reported as restricted cash and amounted to US$42,449,234 and US$33,673,057 as of March 31, 2017 and December 31, 2016, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company. The cash flows from the pledged bank deposits, which relate to purchases of raw materials, are reported within cash flows from operating activities in the condensed consolidated statements of cash flows.

Short-term bank deposits that are pledged as collateral for short-term and long-term bank borrowings are reported as restricted cash and amounted to US$104,401,896 and US$69,816,345 as of March 31, 2017 and December 31, 2016, respectively.  Long-term bank deposits that are pledged as collateral for issuance of letter of guarantee are reported as other non-current assets and amounted to US$9,972,026 and US$9,917,832 as of March 31, 2017 and December 31, 2016, respectively. The cash flows from such bank deposits are reported within cash flows from financing activities in the condensed consolidated statements of cash flows.

Short-term bank deposits that are related to government grant are reported as restricted cash and amounted to US$1,452,150 and nil as of March 31, 2017 and December 31, 2016, respectively. The cash flows from the government grant, which related to construction, are reported within cash flows from investing activities in the condensed consolidated statements of cash flows.

Note 2 - Accounts receivable

Accounts receivable consists of the following:

	March 31, 2017	December 31, 2016
	US$	US$

Accounts receivable	187,358,110	410,087,666
Allowance for doubtful accounts	(38,315)	(38,107)
Accounts receivable, net	187,319,795	410,049,559

As of March 31, 2017 and December 31, 2016, the accounts receivable balances also include notes receivable in the amount of US$869,562 and US$$374,296, respectively. As of March 31, 2017 and December 31, 2016, US$64,691,299 and US$63,301,966 of accounts receivable are pledged for the short-term bank loans, respectively.

There was no accrual of additional provision or write-off of accounts receivable for the three-month periods ended March 31, 2017 and 2016.

The following table provides an analysis of the aging of accounts receivable as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	US$	US$
Aging:
– current	153,719,815	373,108,359
– 1-3 months past due	33,599,980	36,941,200
– 4-6 months past due	-	-
– 7-12 months past due	-	-
– greater than one year past due	38,315	38,107
Total accounts receivable	187,358,110	410,087,666

Note 3 - Inventories

Inventories consist of the following:

	March 31, 2017	December 31, 2016
	US$	US$

Raw materials	301,538,670	270,605,823
Work in progress	103,196	157,953
Finished goods	66,025,037	10,175,232
Total inventories	367,666,903	280,939,008

There were no write down of inventories for the three-month periods ended March 31, 2017 and 2016.

Note 4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2017	December 31, 2016
	US$	US$

Receivables from Hailezi (i)	-	88,286,651
Receivables from Jiamu (ii)	-	20,628,987
Advances to suppliers	34,719,620	3,365,930
Value added taxes receivable (iii)	10,991,823	4,814,920
Interest receivable (iv)	3,578,294	3,231,763
Others (v)	5,544,056	4,982,058
Total prepaid expenses and other current assets	54,833,793	125,310,309

(i)     In September 2016, the Company's two subsidiaries, Heilongjiang Xinda Enterprise Group Company Limited ("HLJ Xinda Group") and Sichuan Xinda Enterprise Group Co., Ltd ("Sichuan Xinda") each entered into equipment purchase contracts with Harbin Hailezi Science and Technology Co., Ltd. ("Hailezi") to purchase production equipment, testing equipment and storage facility. Pursuant to the contracts with Hailezi, HLJ Xinda Group and Sichuan Xinda have prepaid RMB349.1 million (equivalent to US$50.3 million) and RMB263.4 million (equivalent to US$38.0 million) as of December 31, 2016, respectively, which was recognized in investing activities in the statements of cash flow. In November 2016, the three parties agreed to terminate the contracts and Hailezi agreed to refund all the prepayment. As of March 31, 2017, Hailezi has refunded all prepayment to HLJ Xinda Group and Sichuan Xinda.

(ii)   Sichuan Xinda prepaid RMB143.1 million (equivalent to US$20.6 million) to purchase equipment from Harbin Jiamu Import and Export Co., Ltd. in November 2016, which was recognized in operating activities in the statements of cash flow.  As Harbin Jiamu Import and Export Co., Ltd. had cancelled its registration and transferred its business to Harbin Jiamu Science and Technology Co., Ltd., Harbin Jiamu Import and Export Co., Ltd. agreed to refund the prepayment.  As of March 31, 2017, Harbin Jiamu Import and Export Co., Ltd. has refunded all the prepayment.

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

(v)  Others mainly include prepaid miscellaneous service fee, staff advance and prepaid rental fee.

Note 5 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	March 31, 2017	December 31, 2016
	US$	US$

Machinery, equipment and furniture	393,165,209	391,149,907
Motor vehicles	2,653,720	2,640,477
Workshops and buildings	121,581,036	119,503,091
Construction in progress	421,099,824	409,257,584
Total property, plant and equipment	938,499,789	922,551,059
Less accumulated depreciation	(127,137,650)	(116,187,367)
Property, plant and equipment, net	811,362,139	806,363,692

For the three-month periods ended March 31, 2017 and 2016, the Company capitalized US$638,302, and US$601,107of interest costs as a component of the cost of construction in progress. Depreciation expense on property, plant and equipment was allocated to the following expense items:

	Three-Month Period Ended March 31,
	2017 US$	2016 US$

Cost of revenues	8,827,150	5,680,494
General and administrative expenses	561,318	403,184
Research and development expenses	991,715	945,817
Selling expenses	776	384
Total depreciation expense	10,380,959	7,029,879

Note 6 - Prepayments to equipment and construction suppliers

	March 31, 2017	December 31, 2016
	US$	US$
		-
Hailezi (i)	340,684,867	-
Beijin Construction (ii)	16,709,116	4,324,636
Samim Group FZE (iii)	14,940,994	5,308,737
Peaceful (iv)	4,911,150	-
Sichuan Construction	3,576,524	907,024
Sports City (v)	-	2,859,952
Others	184,794	767,353
Total Prepayments to equipment and construction suppliers	381,007,445	14,167,702

(i)
On March 17, 2017, Sichuan Xinda entered into a definitive agreement with the People's Government of Shunqing District, Nanchong City of Sichuan Province for the production of 300,000 metric tons of bio-composite materials and additive manufacturing and 20,000 metric tons of functional masterbatch, a high-end color additive process in plastics manufacturing ("the Nanchong Project"). The Nanchong Project will be located in a land area of 250 mu (equivalent to 41.2 acres), with 215 mu will be designated for bio-composite materials and additive manufacturing production and 35 mu to be designated for functional masterbatch production. The projected total capital expenditures for the project is approximately RMB2.5 billion (estimated to be US$357 million) with anticipated completion by the end of December 2018.

Pursuant to the project, Sichuan Xinda entered into equipment purchase contracts with Harbin Hailezi Science and Technology Co., Ltd. ("Hailezi") to purchase production equipment and testing equipment. Pursuant to the contracts with Hailezi, Sichuan Xinda has prepaid RMB1,728.9 million (equivalent to  US$250.6  million) as of March 31, 2017.

On September 26, 2016 and February 28, 2017, HLJ Xinda Group entered into two equipment purchase contracts with Hailezi for a total consideration of RMB782.2 million (equivalent to US$113.4 million) to purchase storage facility and other equipment, which will be used for upgrading the storage system of warehouse located in Harbin, China. Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB621.6 million (equivalent to US$90.1 million) as of March 31, 2017.

(ii)
On November 15, 2016, Sichuan Xinda entered into decoration contract with Sichuan Beijin Construction Engineering Company Limited ("Beijin Construction") to perform indoor and outdoor decoration work for a consideration of RMB237.6 million (equivalent to US$34.3 million). Pursuant to the contract with Beijin Construction, Sichuan Xinda has prepaid RMB115.3 million (equivalent to US$16.7 million) as of March 31, 2017, which was recognized in investing activities in the statements of cash flow.

(iii)
On September 21, 2016, AL Composites Materials FZE ("Dubai Xinda") entered into a purchase contract with Samim Group FZE pertaining approximately 22,324 square meters property  in JAFZA in Dubai, UAE with constructed building including a warehouse, office and service block for a total consideration of AED55.3 million (equivalent to US$14.9 million). As of March 31, 2017, the Company has prepaid the full amount of the contract, which was recognized in investing activities in the statements of cash flow.

(ii)
On October 20, 2016, Sichuan Xinda entered into an equipment purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of US$12.9 million to purchase certain production and testing equipment.  Pursuant to the contract with Peaceful, the Company prepaid RMB33.9 million (equivalent to US$4.9 million) as of March 31, 2017.

(v)
In September, 2016, Dubai Xinda entered into apartments purchase contracts with Dubai Sports City LLC ("Sports City") for a total consideration of AED14.0 million (equivalent to US$3.8 million). As of March 31, 2017, the apartments have been delivered to the Company.

Note 7 – Borrowings

The Company has credit facilities with several banks under which they draw short-term and long-term bank loans as described below.

(a)  Current
	March 31, 2017	December 31, 2016
	US$	US$
Unsecured loans	389,359,581	273,147,455
Loans secured by accounts receivable	50,729,784	50,454,086
Loans secured by restricted cash	56,874,300	32,474,300
Current portion of long-term bank loans (note b)	140,967,690	88,681,635
Total short-term loans, including current portion of long-term bank loans	637,931,355	444,757,476

As of March 31, 2017 and December 31, 2016, the Company's short-term bank loans (including the current portion of long-term bank loans) bear a weighted average interest rate of 3.9% and 4.0% per annum, respectively. All short-term bank loans mature at various times within one year and contain no renewal terms.

In January 2016, the Company obtained a one-year secured loan of US$16.6 million from HSBC Middle East at an annual interest rate of one-month LIBOR (0.9828% as of March 31, 2017) plus 1.8%. This loan was secured by restricted cash of RMB25.5 million (equivalent to US$3.7 million) in the HSBC Bank in Harbin, China. The company repaid the loan on January 23, 2017.

In August 2016, the Company obtained nine six-month secured loans in a total amount of RMB350 million (equivalent to US$50.5 million) by accounts receivables of RMB439.2 million (equivalent to US$63.3 million) at an annual interest rate of 4.350% from Harbin Longjiang Bank. The Company repaid the loan in January, 2017 and obtained another ten six-month secured loans in a total amount of RMB350 million (equivalent to US$50.7 million) by accounts receivables of RMB446.3 million (equivalent to US$64.7 million) at an annual interest rate of 4.350%.

In August 2016, the Company obtained a one-year secured loan of US$13.9 million from Industrial and Commercial Bank of China (Abu Dhabi Branch) at an interest of three-month LIBOR (1.1496% as of March 31, 2017) plus 2.0%. This loan was secured by restricted cash of RMB100.0 million (equivalent to US$14.5 million) in the Industrial and Commercial Bank of China in Harbin, China. The interest rate is reset every three months.

On October 7, 2016, the Company obtained a one-year secured loan of US$2.0 million from Bank of China (Macau Branch) at an annual interest rate of 1.8%. The loan was secured by restricted cash of RMB17.0 million (equivalent to US$2.5 million) in Bank of China in Harbin, China.

In January 2017, the Company obtained a one-year secured loan of US$12.0 million from HSBC Middle East at an annual interest rate of one-month LIBOR (0.9828% as of March 31, 2017) plus 1.8%. This loan was secured by restricted cash of RMB44.3 million (equivalent to US$6.5 million) in the HSBC Bank in Harbin, China.

In January, 2017, the Company obtained a one-year secured loan of US$12.0 million from Bank of China (Macau Branch) at an annual interest rate of 2.3%. The loan was secured by restricted cash of RMB94.0 million (equivalent to US$13.6 million) in Bank of China in Harbin, China.

In February, 2017, the Company obtained a one-year secured loan of US$17.0 million from Bank of China (Abu Dhabi Branch) at an annual interest rate of 2.3%. The loan was secured by restricted cash of RMB141.0 million (equivalent to US$20.4 million) in Bank of China in Harbin, China.

(b) Non-current

	March 31,2017	December 31, 2016
	US$	US$
Secured loans	90,170,000	90,170,000

Unsecured loans	63,049,875	73,518,812

Syndicate loan facility	175,445,311	174,513,438
Less: current portion	140,967,690	88,681,635
Total long-term bank loans, excluding current portion	187,697,496	249,520,615

On June 12, 2014, the Company obtained a three-year secured loan of US$70 million from Bank of China Paris Branch at interest rate of three-month LIBOR (1.1496% as of March 31, 2017). The loan is secured by restricted cash of RMB110 million (equivalent to US$15.9 million). The Company repaid US$4 million in 2015, US$5 million on June 9, 2016 and US$15 million on December 9, 2016, and the remaining of the loan amounting to US$46 million will be due on June 9, 2017. In accordance with the requirements of the bank, RMB109 million (equivalent to US$15.8 million) is pledged as restricted cash for this long-term bank loan on July 22, 2016.

On January 23, 2015, the Company obtained two two-year unsecured loans in the total amount of RMB100 million (equivalent to US$14.4 million) from Agriculture Bank of China at an annual interest rate of 6.0%. Both loans were due and repaid by the Company in January 2017.

On April 22, 2015, the Company obtained a two-year unsecured loan of RMB40 million (equivalent to US$5.8 million) from Agriculture Bank of China at an annual interest rate of 5.75%. The loan will be due on April 20, 2017.

In October and November, 2015, the Company obtained three five-year unsecured loans of RMB260 million (equivalent to US$37.7 million) from Bank of China at an annual interest rate of 4.75%. In January 2016, the Company obtained one four-year unsecured loans of RMB80 million (equivalent to US$11.6 million) from Bank of China at an annual interest rate of 4.75%. On December 9, 2016, the Company obtained a four-year unsecured loan of RMB30 million (equivalent to US$4.3 million) from Bank of China at an annual interest rate of 4.75%. On March 23, 2017, the Company obtained a three and half year unsecured loans of RMB25.0 million (equivalent to US$3.6 million) from Bank of China at an annual interest rate of 4.75%. All of these loans will be due on October 28, 2020.

On May 13, 2016, the Company obtained two two-year secured loans of US$14.3 million from China Construction Bank (Dubai) at an interest of three-month LIBOR (1.1496% as of March 31, 2017) plus 1.6%.  On May 17, 2016, the Company obtained two two-year secured loans of US$12.3 million from China Construction Bank (Dubai) at an interest of three-month LIBOR (1.1496% as of March 31, 2017) plus 1.6%. On May 22, 2016, the Company obtained a two-year secured loan of US$3.8 million from China Construction Bank (Dubai) at an interest of three-month LIBOR (1.1496% as of March 31, 2017) plus 1.6%. The interest rate is reset every three months. These loans are secured by restricted cash of RMB68.8 million (equivalent to US$10.0 million). All of these loans will be due on March 22, 2018.

On August 22, 2016, Xinda Holding (HK) a wholly owned subsidiary of the Company, entered into a facility agreement on August 22, 2016 for a loan facility in an aggregate amount of US$180 million with a consortium of banks and financial institutions led by Standard Chartered Bank (Hong Kong) Limited. The Company paid arrangement fees and legal fees in the amount of US$6.77 million of which the unamortized balance is US$4.6 million as of March 31, 2017 for the related loan. Debt issuance costs are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the loan and amortized to interest expense using the effective interest rate of 5.716% as of March 31, 2017. US$22.5 million, US$22.5 million, US$45.0 million and US$90.0 million of the principal amount will be repaid on November 22, 2017, February 22, 2018, May 22, 2018 and August 22, 2018, respectively.

On November 7, 2016, the Company obtained a fifteen-month secured loan of US$3.3 million from Industrial and Commercial Bank of China (Abu Dhabi Branch) at an annual interest rate of 2.2%. The loan is secured by restricted cash of RMB25 million (equivalent to US$3.6 million). The loan will be due on February 7, 2018.

On November 30, 2016, the Company obtained a fifteen-month secured loan of US$10.5 million from Industrial and Commercial Bank of China (Abu Dhabi Branch) at an annual interest rate of 2.2%. The loan is secured by restricted cash of RMB80 million (equivalent to US$11.6 million).  The loan will be due on February 28, 2018.

As of March 31, 2017, the Company had total lines of credit of RMB8,797.5 million (US$1,275.1 million) including unused lines of credit of RMB4,306.7 million (US$624.2 million) with remaining terms less than 12 months and RMB5.0 million (US$0.7 million) with remaining terms beyond 12 months.

Certain lines of credit contain financial covenants such as total stockholders' equity, debt asset ratio, current ratio, contingent liability ratio and net profit. As of March 31, 2017, the Company has met these financial covenants.

Maturities on long-term bank loans (including current portion) are as follows:

March 31, 2017
US$
2017	74,297,690
2018	197,115,311
2019	-
2020	57,252,185
after 2020	-
Total	328,665,186

 Note 8 - Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2017	December 31, 2016
	US$	US$
Payables for purchase of property, plant and equipment	99,595,227	98,472,641
Accrued freight expenses	4,374,036	7,972,067
Accrued interest expenses	1,197,802	885,290
Advance from customers	226,216	93,066
Non income tax payables	3,831,307	4,499,161
Others (i)	9,461,505	7,417,141
Total accrued expenses and other current liabilities	118,686,093	119,339,366

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

Note 9 – Related party transactions

The Company entered into related party transactions with Harbin Xinda High-Tech Co., Ltd. ("Xinda High-Tech"), an entity controlled by the wife of Mr. Han, the chief executive officer and controlling stockholder of the Company and Mr. Han's son.  The significant related party transactions are summarized as follows:

	Three-Month Period Ended March 31,
	2017	2016
	US$	US$
Costs and expenses resulting from transactions with related parties:
Rental expenses for plant and office spaces	173,557	184,536

The related party balances are summarized as follows:

	March 31, 2017	December 31, 2016
	US$	US$
Amounts due from a related party:
Prepaid rent expenses to Xinda High-Tech	57,720	229,624
Total	57,720	229,624

	March 31, 2017	December 31, 2016
	US$	US$
Amounts due to a related party
Rental payable to Mr Han's son	11,611	11,548

The Company rents the following plant and office buildings in Harbin, Heilongjiang province from Xinda High-Tech:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Office building	23,894	694,226	Between January 1, 2014 and December 31, 2018

Note 10– Income tax

Pursuant to an approval from the local tax authority in July 2013, Sichuan Xinda, a subsidiary of China XD, became a qualified enterprise located in the western region of the PRC, which entitled it to a preferential income tax rate of 15% from January 1, 2013 to December 31, 2020. Under the current laws of Dubai, Dubai Xinda, a subsidiary of China XD, is exempted from income taxes.

The effective income tax rates for the three-month periods ended March 31, 2017 and 2016 were 26.4% and 28.5%, respectively.  The effective income tax rate reduced from 28.5% for the three-month period ended March 31, 2016 to 26.4% for the three-month period ended March 31, 2017, primarily due to more profit generated by Sichuan Xinda, which enjoys preferential tax rate and the increase of super deduction of R&D expense. The effective income tax rate for the three-month period ended March 31, 2017 differs from the PRC statutory income tax rate of 25% primarily due to the effect of tax rate differential on entities not subject to PRC income tax and the effect of non-deductible expenses.

As of March 31, 2017, the unrecognized tax benefits were US$26,945,584 and the interest relating to unrecognized tax benefits was US$6,631,408.  No penalties expense related to unrecognized tax benefits were recorded. The Company is currently unable to provide an estimate of a range of the total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.

Note 11 – Deferred Income

On January 26, 2015, the Company entered into a memorandum and a fund support agreement (the "Agreement") with the People's Government of Shunqing District, Nanchong City, Sichuan Province ("Shunqing Government") pursuant to which Shunqing Government, through its investment vehicle, extended to the Company RMB350 million (equivalent to US$50.7 million) to support the construction of the Sichuan plant, which has been received in full in the form of government repayment of bank loans on behalf of the Company.

In addition, the Company has received RMB111.6 million (equivalent to US$16.2 million) from Shunqing Government and RMB6.4 million (equivalent to US$0.9 million) from Ministry of Finance of the People's Republic of China to support the construction and RMB1.3 million (equivalent to US$0.2 million) special funds of ministerial key research projects from Ministry of Science and Technology of PRC as of March 31, 2017.

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

The Sichuan factory has been operational since July 2016. A cumulative RMB17.8 million (equivalent to US$2.6 million) government grants have been amortized as other income proportionate to the depreciation of the related assets, of which RMB8.3 million (equivalent to US$1.2 million) is for the three-month period ended March 31, 2017.

The Company also received RMB36 million (equivalent to US$5.2million) from Shunqing Government with respect to interest subsidy for future bank. A cumulative RMB16.4 million (equivalent to US$2.4 million) government grants have been amortized as other income in line with the amount of related loan interest paid, of which RMB1.4 million (equivalent to US$0.2 million) is for the three-month period ended March 31, 2017.

Note 12 – Other non-current liabilities

	March 31, 2017	December 31, 2016
	US$	US$

Income tax payable-noncurrent (i)	33,576,992	31,602,314
Deferred income tax liabilities	10,352,171	10,818,305
Total other non-current liabilities	43,929,163	42,420,619

(i) Income tax payable-noncurrent represents the accumulative balance of unrecognized tax benefits and related accrued interest.

 Note 13 – Stockholders' equity

The changes of each caption of stockholders' equity for the three-month period ended March 31, 2017 are as follows:

	Series B Preferred Stock		Common Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings	Comprehensive Income	Stockholders' Equity
		US$		US$
Balance as of January 1, 2017	1,000,000	100	49,511,541	4,952	(92,694)	82,606,404	617,168,735	(65,427,831)	634,259,666
Net income	-	-	-	-	-	-	9,900,989	-	9,900,989
Other comprehensive income	-	-	-	-	-	-	-	3,918,303	3,918,303
Stock based compensation	-	-	-	-	-	116, 264	-	-	116,264
Vesting of nonvested shares	-	-	-	-	-	-	-	-	-
Balance as of March 31, 2017	1,000,000	100	49,511,541	4,952	(92,694)	82,722,668	627,069,724	(61,509,528)	648,195,222

 Note 14 – Stock based compensation
Nonvested shares
A summary of the nonvested shares activity for the three-month ended March 31, 2017 is as follows:

	Number of Nonvested Shares	Weighted Average Grant date Fair Value
		US$
Outstanding as of December 31, 2016	402,210	6.10
Vested	-	-
Forfeited	(24,910)	5.60
Outstanding as of March 31, 2017	377,300	6.13

The Company recognized US$116,264 and US$243,123 of compensation expense in general and administrative expenses relating to nonvested shares for the three-month periods ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was US$619,556 of total unrecognized compensation cost relating to nonvested shares, which is to be recognized over a weighted average period of 0.78 years.

Note 15 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-Month Period Ended March 31,
	2017	2016
	US$	US$

Numerator:
Net income	9,900,989	11,357,350

Less:
Earnings allocated to participating Series D convertible preferred stock	(2,404,280)	(2,754,663)
Earnings allocated to participating nonvested shares	(56,733)	(101,584)
Net income for basic and dilutive earnings per share	7,439,976	8,501,103

Denominator:
Denominator for basic and diluted earnings per share	49,511,541	49,377,229

Earnings per share:
Basic and diluted	0.15	0.17

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month periods ended March 31, 2017 and 2016 because their effects are anti-dilutive:

	Three-Month Period Ended March 31,
	2017	2016

Shares issuable upon conversion of Series D convertible preferred stock	16,000,000	16,000,000

Note 16 - Commitments and contingencies

(1)    Lease commitments

Future minimum lease payments under non-cancellable operating leases agreements as of March 31, 2017 were as follows.

US$
Period from April 1, 2017 to December 31, 2017	943,679
Years ending December 31,
2018	1,008,337
2019	108,382
2020	108,382
2021	108,382
2022 and thereafter	867,055

Rental expenses incurred for operating leases of plant and equipment and office spaces were US$660,351 and US$214,789 for the three-month periods ended March 31, 2017 and 2016, respectively. There are no step rent provisions, escalation clauses, capital improvement funding requirements, other lease concessions or contingent rent in the lease agreements. The Company has no legal or contractual asset retirement obligations at the end of leases. The company's leases do not contain any contingent rent payments terms.

(2)   Sichuan plant construction and equipment purchase

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion in property, plant and equipment and approximately RMB0.6 billion in working capital, for the construction of Sichuan plant.  As of March 31, 2017, the Company has a remaining commitment of RMB64.6 million (equivalent to US$9.4 million) mainly for facility construction.

In September 2016, Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB17.0 million (equivalent to US$2.5 million)  to purchase storage facility and testing equipment. Afterward, Sichuan Xinda cancelled two contracts with Hailezi for a consideration of RMB1.6 million (equivalent to US$0.2 million). As of March 31, 2017, Sichuan Xinda has a remaining commitment of RMB9.4 million (equivalent to US$1.4 million).

On October 20, 2016, Sichuan Xinda entered into an equipment purchase agreement purchase contract with Peaceful for a total consideration of RMB89.8 million (equivalent to US$12.9 million) to purchase certain production and testing equipment.  As of March 31, 2017, the Company has a commitment of RMB55.9 million (equivalent to US$8.1 million).

On November 15, 2016, Sichuan Xinda entered into decoration contract with Beijin Construction  to perform indoor and outdoor decoration work for a consideration of RMB237.6 million (equivalent to US$34.3 million).  On February 20, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform outdoor decoration work for a consideration of RMB2.9 million (equivalent to US$0.4 million). As of March 31, 2017, Sichuan Xinda has a remaining commitment of RMB125.2 million (equivalent to US$18.1 million).

Pursuant to the Nanchong Project mentioned in Note 6 (i), Sichuan Xinda and HLJ Xinda each entered into equipment purchase contracts  with Harbin Hailezi Science and Technology Co., Ltd. ("Hailezi") to purchase production equipment and testing equipment for a consideration of RMB2.2 billion (equivalent to US$325.1 million).  As of March 31, 2017, Sichuan Xinda has a remaining commitment of RMB519.9 million (equivalent to US$75.3 million).

(3)    Heilongjiang plant construction and equipment purchase

On September 26, 2016 and February 28, 2017, HLJ Xinda Group entered into two equipment purchase contracts with Hailezi for a total consideration of RMB782.2 million (equivalent to US$113.4 million) to purchase storage facility and other equipment. As of March 31, 2017, HLJ Xinda Group has a remaining commitment of RMB160.6 million (equivalent to US$23.3 million).

(4)    Dubai plant construction and equipment

On April 28, 2015, Dubai Xinda entered into a warehouse construction contract with Falcon Red Eye Contracting Co. L.L.C. for a total consideration of AED6.7 million (equivalent to US$1.8 million). As of March 31, 2017, the Company has a remaining commitment of AED3.3 million (equivalent to US$0.9 million).

(5)    Contingencies

The Company and certain of its officers were named as defendants in two putative securities class action lawsuits filed on July 15, 2014 and July 16, 2014 in the United States District Court for the Southern District of New York. On March 23, 2016, the Court issued an Opinion and Order dismissing the Consolidated Class Action Complaint without prejudice. On May 6, 2016, the lead plaintiffs moved the Court for leave to amend the Consolidated Class Action Complaint.  On June 24, 2016, the Company filed its opposition to the lead plaintiffs' motion.  On August 8, 2016, in conjunction with filing the reply brief in support of their motion, the lead plaintiffs moved to strike certain documents referred to in the Company's opposition.  The Company filed its opposition to the lead plaintiffs' motion to strike on September 16, 2016. On March 8, 2016, the Court entered an Order in the Company's favor denying the lead plaintiffs' motion for leave to amend and denying the lead plaintiffs' motion to strike.  The lead plaintiffs have until May 10, 2017 to appeal the dismissal of their lawsuits.  The Company, after consultation with its legal counsel, continues to believe that the lawsuits are without merit and will continue to vigorously defend against them.  Nevertheless, there is a possibility that a loss may have been incurred.  In accordance with ASC Topic 450, no loss contingency was accrued as of March 31, 2017 since the possible loss or range of loss cannot be reasonably estimated.

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

Overview
China XD is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China, and to a lesser extent, in Dubai, UAE. Through our wholly-owned operating subsidiaries in China and UAE we develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 410 certifications from manufacturers in the automobile industry as of March 31, 2017. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province. Our Research and Development (the "R&D") team consists of 486 professionals and 14 consultants, including one consultant who is a member of Chinese Academy of Engineering. As a result of the integration of our academic and technological expertise, we have a portfolio of 439 patents, 28 of which we have obtained the patent rights and the remaining 411 of which we have applications pending in China as of March 31, 2017.

Our products include eleven categories: Modified Polypropylene (PP), Modified Acrylonitrile Butadiene Styrene (ABS), Modified Polyamide 66 (PA66), Modified Polyamide 6 (PA6), Modified Polyoxymethylenes (POM), Modified Polyphenylene Oxide (PPO), Plastic Alloy, Modified Polyphenylene Sulfide (PPS), Modified Polyimide (PI), Modified Polylactic acid (PLA) and Poly Ether Ether Ketone (PEEK).

The Company's products are primarily used in the production of exterior and interior trim and functional components of 29 automobile brands and 92 automobile models manufactured in China, including Audi, Mercedes Benz, BMW, Toyota, Buick, Chevrolet, Mazda, Volvo, Ford, Citroen, Jinbei, VW Passat, Golf, Jetta, etc.  Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing plants in Harbin, Heilongjiang in the PRC. As of March 31, 2017, in domestic market, we had approximately 390,000 metric tons of production capacity across 84 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwanese conveyer systems. In December 2013, we broke ground on the construction of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total domestic installed production capacity to 690,000 metric tons with additional 70 new production lines at the completion of the construction of our fourth production plant. Sichuan Xinda has supplied to its customers since 2013, mainly backed by production capacity in our Harbin production plant. We installed 50 production lines with production capacity of 216,000 metric tons in the second half of 2016 in our Sichuan plant. As of March 31, 2017, there is still construction ongoing on the site of our Sichuan plant which is to be expected to be completed by the end of the second quarter of 2017. In order to meet the increasing demand from our customer in the ROK and to develop potential overseas markets, Dubai Xinda obtained one leased property and two purchased properties, approximately 52,530 square meters in total, including one leased 10,000 square meters, and two purchased 20,206 and 22,324 square meters on January 25, 2015, June 28, 2016 and September 21, 2016, respectively,  from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE, with constructed building comprising warehouses, offices and service blocks. In addition to the earlier 10 trial production lines in Dubai Xinda, the Company is planning to complete installing 45 production lines with 12,000 metric tons of annual production capacity by first quarter of 2018, and an additional 50 production lines with 13,000 metric tons of annual production capacity by end of second quarter of 2018, bringing total installed production capacity in Dubai Xinda to 25,000 metric tons, targeting high-end products for the overseas market.

Highlights for the three months ended March 31, 2016 include:

● Revenues were $237.8 million, an increase of 10.6% from $215.0 million in the first quarter of 2017
● Gross profit was $34.8 million remaining stable from $34.8 million in the first quarter of 2017
● Gross profit margin was 14.6%, compared to 16.2% in the first quarter of 2017
● Net income was $9.9 million, compared to $11.4 million in the first quarter of 2017
● Total volume shipped was 85,416 metric tons, up 11.3% from 76,755 metric tons in the first quarter of 2017

Results of Operations

The following table sets forth, for the periods indicated, statements of income data in thousands of USD:

	Three-Month Period Ended March 31,
(in thousands, except percentages)	2017		2016
	Amount	%	Amount	%
Revenues	$237,840	100%	$215,030	100%
Cost of revenues	$203,068	85%	$180,217	84%
Gross profit	$34,772	15%	$34,813	16%
Total operating expenses	$13,424	6%	$10,264	5%
Operating income	$21,348	9%	$24,549	11%
Income before income taxes	$13,453	6%	$15,895	7%
Income tax expenses	$3,552	2%	$4,538	2%
Net income	$9,901	4%	$11,357	5%

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Revenues

Revenues were US$237.8 million in the first quarter ended March 31, 2017, an increase of US$22.8 million, or 10.6%, compared to US$215.0 million in the same period of last year, as a result of an increase of 11.3% in sales volume and an increase of 4.8% in the average RMB selling price of our products, as compared with those of last year.

According to the China Association of Automobile Manufacturers, Automobile production in China increased by 8.0% for the first quarter of 2017 as compared to the same period of 2016.

An improvement in macroeconomic conditions since 2016 has improved business conditions and ease pricing pressures.

Driven by increased growth of 104.2% in South China, 50.2% in Central China, 30.2% in Southwest China and 14.2% in North China, domestic sales during the first quarter of 2017 increased by 10.6% as compared to the same period of the prior year

As for the RMB selling price, the increase was mainly due to higher-end product of modified PA66, Plastic Alloy, PLA and PPO in China.

Overseas sales in 2017 was suspended due to account receivable balance overdue situation with the existing ROK customer.

On April 1, 2017, the Company and the ROK customer have reached an agreement on the credit payment and product refining costs.  We expect the supply to the ROK customer to resume after its payment obligations arising from the raw material purchase transaction is completely fulfilled in the second quarter of 2017. The customer has made payment of US$41.0 million in the first quarter of 2017 with unpaid balance of US$33.6 million.

The following table summarizes the breakdown of revenues by categories in millions of US$:

(in millions, except percentage)	Revenues For the Three-Month Period Ended March 31,
	2017		2016		Change in	Change in
	Amount	%	Amount	%	Amount	%
Modified Polyamide 66 (PA66)	64.7	27.2%	50.8	23.6%	13.9	27.4%

Plastic Alloy	62.7	26.4%	60.0	27.9%	2.7	4.5%

Modified Polyamide 6 (PA6)	57.6	24.2%	51.2	23.8%	6.4	12.5%

Modified Polypropylene (PP)	38.0	16.0%	39.9	18.6%	(1.9)	(4.8)%

Modified Acrylonitrile butadiene styrene (ABS)	6.4	2.7%	8.6	4.0%	(2.2)	(25.6)%

Polyoxymethylenes (POM)	2.5	1.1%	0.8	0.4%	1.7	212.5%

Polyphenylene Oxide (PPO)	5.8	2.4%	3.4	1.6%	2.4	70.6%

PLA	0.1	0.0%	0	0.0%	0.1	n/a

Raw Materials	0	0.0%	0.3	0.1%	(0.3)	(100)%
Total Revenues	237.8	100%	215.0	100%	22.8	10.6%

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Three-Month Period Ended March 31,
	2017		2016		Change in	Change in
	MT	%	MT	%	MT	%
Modified Polyamide 66 (PA66)	14,608	17.1%	12,240	15.9%	2,368	19.3%

Plastic Alloy	24,520	28.6%	22,784	29.7%	1,736	7.6%

Modified Polyamide 6 (PA6)	18,004	21.1%	14,820	19.3%	3,184	21.5%

Modified Polypropylene (PP)	23,428	27.4%	22,177	28.9%	1,251	5.6%

Modified Acrylonitrile butadiene styrene (ABS)	2,862	3.4%	3,535	4.6%	(673)	(19.0)%

Polyoxymethylenes (POM)	862	1.0%	270	0.4%	592	219.3%

Polyphenylene Oxide (PPO)	905	1.1%	510	0.7%	395	77.5%

PLA	11	0.0%	1	0.0%	10	1,000.0%

Raw Materials	216	0.3%	418	0.5%	(202)	(48.3)%

Total Sales Volume	85,416	100%	76,755	100%	8,661	11.3%

The Company continued to shift production mix from traditional PP and ABS to higher-end products such as PA66, PA6, POM and PPO, primarily due to (i) greater growth potential of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) better quality from and consumer recognition of higher-end cars made by automotive manufacturers from Chinese and Germany joint ventures, and U.S. and Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Profit Margin

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2017	2016	Amount	%
Gross Profit	$34.8	$34.8	$(0.0)	(0.0)%
Gross Profit Margin	14.6%	16.2%		(1.6)%

Gross profit was US$34.8 million in the quarter ended March 31, 2017, remained stable with US$34.8 million in the same period of 2016.   Our gross margin decreased to 14.6% during the quarter ended March 31, 2017 from 16.2% during the same quarter of 2016 primarily due to  lower gross margin of higher-end products in  domestic market for the first quarter ended March 31, 2017 as compared to that of the prior year.

General and Administrative Expenses

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2017	2016	Amount	%
General and Administrative Expenses	$7.1	$5.1	$2.0	39.2%
as a percentage of revenues	3.0%	2.4%		0.6%

General and administrative (G&A) expenses were US$7.1 million in the quarter ended March 31, 2017 compared to US$5.1 million in the same period in 2016, representing an increase of 39.2%, or US$2.0 million. This increase is primarily due to the increase of US$2.4 million salary and welfare which was due to the increase in the number of management and general staff from supporting departments and in the salary and offset by the decrease of US$0.4 million professional fee.

Research and Development Expenses

	Three–Month Period Ended March 31,		Change
(in millions, except percentage)	2017	2016	Amount	%
Research and Development Expenses	$5.9	$4.9	$1.0	20.4%
as a percentage of revenues	2.5%	2.3%		0.2%

R&D expenses were US$5.9 million during the quarter ended March 31, 2017 compared with US$4.9 million during the same period in 2016, an increase of US$1.0 million, or 20.4%. This increase was primarily due to i) elevated Research and development activities to meet the higher quality requirements of potential customers from Europe;  ii) increased efforts directed towards applications in new electrical equipment and electronics, alternative energy applications, power devices, aviation equipment and ocean engineering, in addition to other new products primarily for advanced industrialized applications in the automobile sector and in new verticals such as ships, airplanes, high-speed rail, 3D printing materials, biodegradable plastics, and medical devices; and iii) an increase in depreciation expenses after additional R&D equipment was put into use at Sichuan Xinda.

As of March 31, 2017, the number of ongoing research and development projects was 255. We expect to complete and commence to realize economic benefits on approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period.

Operating Income

Total operating income was US$21.3 million in the first quarter ended March 31, 2017 compared to $24.5 million in the same period of 2016, representing a decrease of 13.1% or US$3.2 million. This decrease is primarily due to stable gross profit, and higher G&A expenses and higher research and development expenses.

Interest Income (Expenses)

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2017	2016	Amount	%
Interest Income	$1.2	$1.6	$(0.4)	(25.0)%
Interest Expenses	(10.0)	(10.9)	0.9	(8.3)%
Net Interest Expenses	$(8.8)	$(9.3)	$0.5	(5.4)%
as a percentage of revenues	(3.7)%	(4.3)%		0.6%

Net interest expenses were US$8.8 million for the three-month period ended March 31, 2017, compared to $9.3 million in the same period of 2016, representing a decrease of 5.4% or US$0.5 million, primarily due to (i) the increase of average deposit balance in amount of US$485.3 million for the first quarter ended March 31, 2017 compared to US$360.8  million for the same period in prior year; (ii) a decrease of interest expense which was due to the average interest rate decreased to 4.8% for the three months ended March 31, 2017 compared to 5.8% of the same period in 2016, partially offset  by (iii) a decrease of interest income resulting from the average interest rate decreased to 1.2% for the first quarter ended March 31, 2017 compared to 1.7 % of the same period in 2016; (iv) the increase of average short-term and long-term loan balance in amount of US$785.4 million for the three months ended March 31, 2017 compared to US$415.9 million for the same period in 2016.

Income Taxes

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2017	2016	Amount	%
Income before Income Taxes	$13.5	$15.9	$(2.4)	(15.1)%
Income Tax Expense	(3.6)	(4.5)	0.9	(20.0)%
Effective income tax rate	26.4%	28.5%		(2.1)%

The effective income tax rates for the three-month periods ended March 31, 2017 and 2016 were 26.4% and 28.5%, respectively. The effective income tax rate for the three-month period ended March 31, 2017 differs from the PRC statutory income tax rate of 25% primarily due to (i) operating losses of entities not subject to income tax decreased the consolidated income before income taxes for the three-month ended March 31, 2017; (ii) non-deductible expenses incurred in the PRC operating entities; partially offset by (iii) R&D additional deduction of the major PRC operating entities; and (iv) Sichuan Xinda's preferential income tax rate.

Our PRC and Dubai subsidiaries have US$282.0 million of cash and cash equivalents, restricted cash and time deposits as of March 31, 2017, which are planned to be indefinitely reinvested in the PRC and Dubai. The distributions from our PRC and Dubai subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries. In addition, due to our policy of indefinitely reinvesting our earnings in Dubai, UAE, we have not provided for deferred income tax liabilities related to Dubai Xinda in Dubai, UAE, on undistributed earnings.

Net Income

As a result of the above factors, we had a net income of US$9.9 million in the first quarter of 2017 compared to a net income of US$$11.4 million in the same quarter of 2016.

Selected Balance Sheet Data as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016	Change
(in millions, except percentage)			Amount	%
Cash and cash equivalents	57.7	168.1	(110.4)	(65.7)%
Restricted cash	148.3	103.5	44.8	43.3%
Time deposits	77.8	184.8	(107.0)	(57.9)%
Accounts receivable, net of allowance for doubtful accounts	187.3	410.0	(222.7)	(54.3)%
Inventories	367.7	280.9	86.8	30.9%
Prepaid expenses and other current assets	54.8	125.3	(70.5)	(56.3)%
Property, plant and equipment, net	811.4	806.4	5.0	0.6%
Land use rights, net	22.5	22.5	-	-
Prepayments to equipment and construction suppliers	381.0	14.2	366.8	2,583.1%
Other non-current assets	10.6	10.5	0.1	1.0%
Total assets	2,119.2	2,126.5	(7.3)	(0.3)%
Short-term bank loans, including current portion of long-term bank loans	637.9	444.8	193.1	43.4%
Bills payable	164.6	148.4	16.2	10.9%
Accounts payable	152.3	320.0	(167.7)	(52.4)%
Income taxes payable, including noncurrent portion	26.9	26.7	0.2	0.7%
Accrued expenses and other current liabilities	118.6	119. 3	(0.7)	(0.6)%
Long-term bank loans, excluding current portion	187.7	249.5	(61.8)	(24.8)%

Deferred income	68.3	69.3	(1.0)	(1.4)%
Redeemable Series D convertible preferred stock	97.6	97.6	-	-
Stockholders' equity	648.2	634.3	13.9	2.2%

Our financial condition continued to improve as measured by an increase of 2.2% in stockholders' equity as of March 31, 2017 as compared to that of December 31, 2016. Cash and cash equivalents, restricted cash and time deposits decreased by 37.8% or US$172.6 million due to the operating cash outflows. Inventories increased by 30.9% as a result of more purchases of the raw materials and the Company's strategy to stock up the finished goods for the upcoming order. Prepayment to equipment and construction suppliers increased by 2,583.1% mainly because advance to purchases for the Nanchong Project.  The aggregate short-term and long-term bank loans increased by 18.9% due to the utilization of existing lines of credit. We define the manageable debt level as the sum of aggregate short-term and long-term loans, and notes payable over total assets.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production lines. We have financed these requirements primarily from cash generated from operations, bank borrowings and the issuance of our convertible preferred stocks and debt financings. As of March 31, 2017 and December 31, 2016, we had US$57.7 million and US$168.1 million, respectively, in cash and cash equivalents which were primarily deposited with banks in China (including Hong Kong and Macau SAR), UAE and U.S. As of March 31, 2017, we had US$637.9 million outstanding short-term bank loans (including the current portion of long-term bank loans), including US$389.4 million unsecured loan and US$50.7 million loans secured by accounts receivable, US$56.9 million loans secured by restricted cash, and US$141.0 long-term bank loans that due in one year. We also had US$187.7 million long-term bank loans (excluding the current portion), including US$57.3 million unsecured loan and US$130.4 million syndicate loan facility. Short-term and long-term bank loans in total bear a weighted average interest rate of 3.9% per annum and do not contain any renewal terms. We have historically been able to make repayments when due.  As of March 31, 2017, our current ratio was 0.8 as compared to 1.2 as of December 31, 2016. The decrease of current ratio was primarily because the Company had a decreased cash and cash equivalents, restricted cash and time deposits by 37.8%, and an increased short-term loans by 43.4% to  meet the need of the increased prepayment to equipment suppliers to meet the Company's new Nanchong Project.

A summary of lines of credit for the three-month period ended March 31, 2017 and the remaining line of credit as of March 31, 2017 is as below:

(in millions)	March 31, 2017
	Lines of Credit, Obtained			Remaining Available
Name of Financial Institution	Date of Approval	RMB	USD	USD
Bank of Longjiang, Heilongjiang	March 16, 2016	400.0	58.0	-
China Everbright Bank	July 21, 2016	100.0	14.5	7.2
China CITIC Bank	May 19, 2016	100.0	14.5	-
Bank of China	July 28, 2016	1,935.0	280.4	159.4
HSBC	August 16, 2015	507.8	73.6	51.2
Agriculture Bank of China	March 17, 2017	400.0	58.0	29.0
China Construction Bank	January 8, 2016	749.7	108.6	56.5
ICBC	September 27, 2016	2,605.0	377.5	277.4
Societe Generale (China) Limited	March 1, 2017	80.0	11.6	-
Export-Import Bank of China	March 30, 2017	400.0	58.0	14.5
Bank of Communications	January 13, 2017	300.0	43.5	-
Postal Savings Bank of China	March 30, 2017	400.0	58.0	29.0
Nanchong Shuntou Development Group Ltc.	January 5, 2017	420.0	60.9	-
Subtotal (credit term<=1 year)		8,397.5	1,217.1	624.2
Bank of China	July 28, 2016	400.0	58.0	0.7
Subtotal (credit term>1 year)		400.0	58.0	0.7
Total		8,797.5	1,275.1	624.9

We have historically been able to make repayments when due. As of March 31, 2017, we have contractual obligations to pay (i) lease commitments in the amount of US$3.1 million, including US$1.2 million due in one year; (ii) equipment acquisition and facility construction in the amount of US$136.5 million; and (iii) long-term bank loan in the amount of US$352.1 million (including principals and interests).

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

The following table sets forth a summary of our cash flows for the periods indicated.

	Three-Month Period Ended March 31,
(in millions US$)	2017	2016
Net cash used in operating activities	(57.6)	(25.4)
Net cash used in investing activities	(148.2)	(86.3)
Net cash provided by financing activities	94.3	34.7
Effect of foreign currency exchange rate changes on cash and cash equivalents	1.1	0.2
Net decrease in cash and cash equivalents	(110.4)	(76.8)
Cash and cash equivalents at the beginning of period	168.1	119.9
Cash and cash equivalents at the end of period	57.7	43.1

Operating Activities

Net cash used in operating activities increased to US$57.6 million cash outflow for the three-month period ended March 31, 2017 from net cash outflow by operating activities of US$25.4 million for the three-month period ended March 31, 2016, primarily due to (i) the increase of approximately US$197.8 million in cash operating payments, including raw material purchases, rental and personnel costs, (ii) the decrease of approximately US$8.7 million released from restricted cash, (iii) the decrease of US$2.1 million received from government grant, and (iv) the decrease of US$0.9 million in interest income received, partially offset by (v) the increase of approximately US$169.5 million in cash collected from our customers for the three-month period ended March 31, 2017,  (vi) the decrease of US$5.9 million interest payments, (vii) the decrease of US$1.8 million in income tax payments for the three-month period ended March 31, 2017.

Investing Activities

Net cash used in the investing activities was US$148.2 million for the three-month period ended March 31, 2017 as compared to US$86.3 million for the same period of last year, mainly due to (i) the increase of US$301.0 million purchase of property, plant and equipment, (ii) the increase of US$3.0 million acquisition of land use right, and (iii) the decrease of US$2.1 million government grant related to the construction of Sichuan plant, partially offset by (iv) the decrease of US$95.5 million purchase of time deposits, (v) the increase of US$73.7 million proceeds from maturity of time deposits and (vi) the increase of US$75.1 million refund of deposit from an equipment supplier for the three-month period ended March 31, 2017.

Financing Activities

Net cash provided by the financing activities was US$94.3 million for the three-month period ended March 31, 2017, as compared to US$34.7 million for the same period of last year, primarily as a result of (i) the increase of US$149.7 million borrowings of bank loans, partially offset by (ii) the increase of US$56.4 million repayments of bank borrowings for the three-month period ended March 31, 2017, (iii) the increase of US$18.6 million of placement of restricted cash as collateral for bank borrowings and (iv) the decrease of US$15.0 million release from restricted cash as collateral for bank borrowings.

As of March 31, 2017, our cash and cash equivalents balance was US$57.7 million, compared to US$168.1 million at December 31, 2016.

Days Sales Outstanding ("DSO") has increased from 96 days for the year ended December 31, 2016 to 113 days for the quarter ended March 31, 2017 as a result of slow AR collection of the customer in ROK.

It takes longer to collect from our customers. We believe that our DSO is still well below industry average Industry Standard Customer and Supplier Payment Terms (days) as below:

	Three-month period ended March 31, 2017	Year ended December 31, 2016
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Supplier Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days

Inventory turnover days has increased from 109 days for the year ended December 31, 2016 to 144 days for the quarter ended March 31, 2017. Turnover days of payables have decreased from 109 days for the year ended December 31, 2016 to 105 days for the quarter ended March 31, 2017.

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

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of March 31, 2017 are as follows:

Contractual obligations	Total	Payment due less than 1 year	1 – 3 years	3-5 years	More than 5 years
Lease commitments	3,144,217	1,238,377	849,116	216,764	839,960
Purchase of land use rights, plant equipment, and construction in progress (2)	136,510,186	106,846,153	29,664,033	-	-
Long-term bank loans (1)	352,051,992	151,244,242	141,961,648	58,846,102	-
Total	491,706,395	259,328,772	172,474,797	59,062,866	839,960

(1)  Includes interest of US$18.8 million accrued at the interest rate under the loan agreements. For borrowings with a floating rate, the most recent rate as of March 31, 2017 was applied.

(2)   Plant construction and equipment purchase

(i)	Sichuan Xinda

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion in property, plant and equipment and approximately RMB0.6 billion in working capital, for the construction of Sichuan plant.  As of March 31, 2017, the Company has a remaining commitment of RMB64.6 million (equivalent to US$9.4 million) mainly for facility construction.

In September 2016, Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB17.0 million (equivalent to US$2.5 million)  to purchase storage facility and testing equipment. Afterward, Sichuan Xinda cancelled 2 contracts with Hailezi for a consideration of RMB1.6 million (equivalent to US$0.2 million). As of March 31, 2017, Sichuan Xinda has a remaining commitment of RMB9.4 million (equivalent to US$1.4 million).

On October 20, 2016, Sichuan Xinda entered into an equipment purchase agreement purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of RMB89.8 million (equivalent to US$12.9 million) to purchase certain production and testing equipment.  As of March 31, 2017, the Company has a commitment of RMB55.9 million (equivalent to US$8.1 million).

On November 15, 2016, Sichuan Xinda entered into decoration contract with Beijin Construction  to perform indoor and outdoor decoration work for a consideration of RMB237.6 million (equivalent to US$34.3 million). On February 20, 2017, Sichuan Xinda entered into decoration contract with Beijin Construction to perform outdoor decoration work for a consideration of RMB2.9 million (equivalent to US$0.4 million). As of March 31, 2017, Sichuan Xinda has a remaining commitment of RMB125.2 million (equivalent to US$18.1 million).

Pursuant to the Nanchong Project discussed in Note 6(i), Sichuan Xinda entered into four equipment purchase contracts with Hailezi for a consideration of RMB2.2 billion (equivalent to US$325.1 million) to purchase production equipment and testing equipment in March 2017. As of March 31, 2017, Sichuan Xinda has a remaining commitment of RMB519.9 million (equivalent to US$75.3 million).

(ii)	HLJ Xinda Group

On September 26, 2016 and February 28, 2017, HLJ Xinda Group entered into two equipment purchase contracts with Hailezi for a total consideration of RMB782.2 million (equivalent to US$113.4 million) to purchase storage facility and other equipment. As of March 31, 2017, HLJ Xinda Group has a remaining commitment of RMB160.6 million (equivalent to US$23.3 million).

(iii)	Dubai Xinda

On April 28, 2015, Dubai Xinda entered into a warehouse construction contract with Falcon Red Eye Contracting Co. L.L.C. for a total consideration of AED6.7 million (equivalent to US$1.8 million). As of March 31, 2017, the Company has a remaining commitment of AED3.3 million (equivalent to US$0.9 million).

Legal Proceedings

The Company and certain of its officers and directors have been named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Southern District of New York.  These actions, which allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, were filed on July 15, 2014 and July 16, 2014 and are captioned Yang v. Han, et al., No. 14-cv-5308 (GBD) and Tompkins v. China XD Plastics Company Ltd., et al., No. 14-cv-5359 (GBD), respectively.  On November 21, 2014, the Court consolidated the actions and appointed lead plaintiffs.  On February 17, 2015, the lead plaintiffs filed a Consolidated Class Action Complaint on behalf of a class of all persons other than the defendants who purchased the common stock of China XD Plastics Company Limited between March 25, 2014 and July 10, 2014, both dates inclusive.  Specifically, the lead plaintiffs alleged that the Company and two of its officers made false or misleading statements and/or omitted material facts in the Company's Form 10-K for the year ended December 31, 2013 and the Company's Form 10-Q for the first quarter ended March 31, 2014. They also asserted that the individual defendants are liable because they allegedly controlled the Company during the time the allegedly false and misleading statements and omissions were made.  The lead plaintiffs sought damages in unspecified amounts.  On April 3, 2015, the Company moved to dismiss the Consolidated Class Action Complaint.  On March 23, 2016, the Court entered an Opinion and Order dismissing the Consolidated Class Action Complaint without prejudice.  On May 6, 2016, the lead plaintiffs moved the Court for leave to amend the Consolidated Class Action Complaint.  On June 24, 2016, the Company filed its opposition to the lead plaintiffs' motion.  On August 8, 2016, in conjunction with filing the reply brief in support of their motion, the lead plaintiffs moved to strike certain documents referred to in the Company's opposition.  The Company filed its opposition to the lead plaintiffs' motion to strike on September 16, 2016.  The lead plaintiffs filed their reply on October 7, 2016.  On March 8, 2016, the Court entered an Order in the Company's favor denying the lead plaintiffs' motion for leave to amend and denying the lead plaintiffs' motion to strike.  The lead plaintiffs have until May 10, 2017 to appeal the dismissal of their lawsuits.

Of-Balance Sheet Arrangements

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

A hypothetical 1.0% increase in the annual interest rate for all of our credit facilities under which we had outstanding borrowings as of March 31, 2017 would decrease income before income taxes by approximately US$2.1 million for the quarter ended March 31, 2017. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

The majority of our revenues are collected in and our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the US$1.00 until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the People's Bank of China allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. The People's Bank of China allowed the RMB and U.S. dollar exchange rate to fluctuate within 1% on April 16, 2012 and 2% on March 17, 2014, respectively. On March 31, 2017, the RMB traded at 6.8993 RMB to 1.00 U.S. dollar.

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

Notwithstanding management's assessment that our internal control over financial reporting was ineffective as of March 31, 2017. We believe that our unaudited condensed consolidated financial statements included in this Quarterly Report present fairly our financial position, results of operations and cash flows for the three months ended March 31, 2017 in all material respects.

(b) Changes in internal controls.

During the three-month ended March 31, 2017, our efforts to improve our internal controls over financial reporting include (1) adopting procedures to evaluate and assess performance of directors, officers and employees of the Company, (2) internal meetings, discussions, trainings and seminars periodically to review and improve our internal control procedures. We plan to improve on the above-referenced weakness by the end of the fiscal year ending December 31, 2017.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and certain of its officers and directors have been named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Southern District of New York.  These actions, which allege violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, were filed on July 15, 2014 and July 16, 2014 and are captioned Yang v. Han, et al., No. 14-cv-5308 (GBD) and Tompkins v. China XD Plastics Company Ltd., et al., No. 14-cv-5359 (GBD), respectively.  On November 21, 2014, the Court consolidated the actions and appointed lead plaintiffs.  On February 17, 2015, the lead plaintiffs filed a Consolidated Class Action Complaint on behalf of a class of all persons other than the defendants who purchased the common stock of China XD Plastics Company Limited between March 25, 2014 and July 10, 2014, both dates inclusive.  Specifically, the lead plaintiffs alleged that the Company and two of its officers made false or misleading statements and/or omitted material facts in the Company's Form 10-K for the year ended December 31, 2013 and the Company's Form 10-Q for the first quarter ended March 31, 2014. They also asserted that the individual defendants are liable because they allegedly controlled the Company during the time the allegedly false and misleading statements and omissions were made.  The lead plaintiffs sought damages in unspecified amounts.  On April 3, 2015, the Company moved to dismiss the Consolidated Class Action Complaint.  On March 23, 2016, the Court entered an Opinion and Order dismissing the Consolidated Class Action Complaint without prejudice.  On May 6, 2016, the lead plaintiffs moved the Court for leave to amend the Consolidated Class Action Complaint.  On June 24, 2016, the Company filed its opposition to the lead plaintiffs' motion.  On August 8, 2016, in conjunction with filing the reply brief in support of their motion, the lead plaintiffs moved to strike certain documents referred to in the Company's opposition.  The Company filed its opposition to the lead plaintiffs' motion to strike on September 16, 2016.  The lead plaintiffs filed their reply on October 7, 2016.  On March 8, 2016, the Court entered an Order in the Company's favor denying the lead plaintiffs' motion for leave to amend and denying the lead plaintiffs' motion to strike.  The lead plaintiffs have until May 10, 2017 to appeal the dismissal of their lawsuits.

Item 1A. Risk Factors

"Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 includes a detailed discussion of risks and uncertainties which could adversely affect our future results.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected. Except as set forth below, during the three months ended March 31, 2017, there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

We may not be able to manage our business expansion effectively, which could harm our business.

We have expanded rapidly by making substantial investments in new markets and geographic regions. For example, on March 17, 2017, we entered into a definitive agreement with People's Government of Shunqing District, Nanchong City of Sichuan Province for the production of 300,000 metric tons of bio-composite materials and additive manufacturing and 20,000 metric tons of functional masterbatch, a high-end color additive process in plastics manufacturing. For details, see "Item 1. Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements - Note 6 – Prepayments to equipment and construction suppliers." We anticipate continuous expansion in our business by entering into new markets serving different industries and geographic regions. Such business expansion requires significant local management resources and personnel, knowledges and expertise in new markets and geographies and building relationship with local suppliers and clients. In order to manage the planned business expansion, we will be required to expand, train and manage our growing employee base. Further our management will be required to learn new markets and geographies and build relationship with local suppliers and clients. We cannot assure you that our current resources, knowledges and business relationships will be adequate to support our current expansion plans. If we are not successful in expanding our personnel, acquiring knowledge and expertise in the new markets and geographies and building relationship with local suppliers and clients, our business may be materially and adversely affected.

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

China XD Plastics Company Limited

Date: May 10, 2017	By:	/s/ Jie Han
Name: Jie Han
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2017	By:	/s/ Taylor Zhang
Name: Taylor Zhang
Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Document Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.