Form 10-Q
period 2017-06-30
China XD Plastics Co Ltd
filed 2017-08-09
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 3, 2017, the registrant had 49,511,541 shares of common stock, par value US$0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	279,825,075	168,086,445
Restricted cash	120,145,627	103,489,402
Time deposits	159,718,942	184,806,112
Accounts receivable, net of allowance for doubtful accounts	151,980,751	410,049,559
Amounts due from a related party	-	229,624
Inventories	363,248,245	280,939,008
Prepaid expenses and other current assets	306,549,365	125,310,309
Total current assets	1,381,468,005	1,272,910,459
Property, plant and equipment, net	826,047,915	806,363,692
Land use rights, net	26,043,444	22,536,397
Long-term prepayments to equipment and construction suppliers	63,078,310	14,167,702
Other non-current assets	616,333	10,521,949
Total assets	2,297,254,007	2,126,500,199

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCKS AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term loans, including current portion of long-term bank loans	642,154,361	444,757,476
Bills payable	167,860,757	148,392,677
Accounts payable	124,016,718	320,013,040
Amounts due to related parties	117,742	11,548
Income taxes payable	2,080,940	897,625
Accrued expenses and other current liabilities	259,555,171	119,339,366
Total current liabilities	1,195,785,689	1,033,411,732
Long-term bank loans, excluding current portion	195,614,172	249,520,615
Deferred income	75,743,684	69,311,102
Other non-current liabilities	42,292,640	42,420,619
Total liabilities	1,509,436,185	1,394,664,068

Redeemable Series D convertible preferred stocks (redemption amount of US$219,653,000 and US$212,212,300 as of June 30, 2017 and December 31, 2016, respectively)	97,576,465	97,576,465
Stockholders' equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 49,532,541 shares and 49,532,541 shares issued, 49,511,541 shares and 49,511,541 shares outstanding as of June 30, 2017 and December 31, 2016, respectively	4,952	4,952
Treasury stock, 21,000 shares at cost	(92,694)	(92,694)
Additional paid-in capital	82,953,450	82,606,404
Retained earnings	655,133,716	617,168,735
Accumulated other comprehensive loss	(47,758,167)	(65,427,831)
Total stockholders' equity	690,241,357	634,259,666
Commitments and contingencies	-	-
Total liabilities, redeemable convertible preferred stocks and stockholders' equity	2,297,254,007	2,126,500,199

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2017	2016	2017	2016
	US$	US$	US$	US$

Revenues	313,555,663	277,139,662	551,395,860	492,169,820
Cost of revenues	(250,446,461)	(216,795,181)	(453,514,488)	(397,011,688)
Gross profit	63,109,202	60,344,481	97,881,372	95,158,132

Selling expenses	(705,337)	(382,038)	(1,224,150)	(667,174)
General and administrative expenses	(8,844,582)	(6,596,023)	(15,898,253)	(11,665,697)
Research and development expenses	(9,546,922)	(5,906,719)	(15,398,022)	(10,816,286)
Total operating expenses	(19,096,841)	(12,884,780)	(32,520,425)	(23,149,157)

Operating income	44,012,361	47,459,701	65,360,947	72,008,975

Interest income	970,293	1,615,728	2,133,552	3,229,991
Interest expense	(11,951,851)	(10,628,222)	(21,973,827)	(21,532,881)
Foreign currency exchange gains (losses)	(1,870,977)	(56,091)	(2,347,062)	371,574
Government grant	1,023,922	218,286	2,463,453	426,719
Total non-operating expense, net	(11,828,613)	(8,850,299)	(19,723,884)	(17,504,597)

Income before income taxes	32,183,748	38,609,402	45,637,063	54,504,378

Income tax expense	(4,119,756)	(5,253,628)	(7,672,082)	(9,791,254)

Net income	28,063,992	33,355,774	37,964,981	44,713,124

Earnings per common share:
Basic and diluted	0.43	0.51	0.58	0.68

Net Income	28,063,992	33,355,774	37,964,981	44,713,124

Other comprehensive income (loss)
Foreign currency translation adjustment, net of nil income taxes	13,751,361	(18,440,326)	17,669,664	(13,513,302)

Comprehensive income	41,815,353	14,915,448	55,634,645	31,199,822
See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Period Ended June 30,
	2017	2016
	US$	US$
Cash flows from operating activities:
Net cash provided by (used in) operating activities	152,688,570	(93,887,642)

Cash flows from investing activities:
Proceeds from maturity of time deposits	244,825,478	236,818,725
Purchase of time deposits	(215,714,244)	(286,909,102)
Purchase of land use rights	(6,214,207)	-
Purchase of and deposits for property, plant and equipment	(281,550,529)	(40,022,079)
Refund of deposit from an equipment supplier	75,197,802	-
Government grant related to the construction of Sichuan plant	7,136,482	8,809,473
Net cash used in investing activities	(176,319,218)	(81,302,983)

Cash flows from financing activities:
Proceeds from bank borrowings	441,425,024	399,343,916
Repayments of bank borrowings	(311,342,509)	(280,843,603)
Release of restricted cash as collateral for bank borrowings	40,627,054	28,378,420
Placement of restricted cash as collateral for bank borrowings	(40,653,838)	(32,492,262)
Net cash provided by financing activities	130,055,731	114,386,471

Effect of foreign currency exchange rate changes on cash and cash equivalents	5,313,547	(1,143,417)
Net increase (decrease) in cash and cash equivalents	111,738,630	(61,947,571)

Cash and cash equivalents at beginning of period	168,086,445	119,928,485
Cash and cash equivalents at end of period	279,825,075	57,980,914

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	17,323,875	20,737,714
Income taxes paid	7,353,371	10,654,265
Non-cash investing and financing activities:
Accrual for purchase of equipment and construction included in accrued expenses and other current liabilities	5,379,730	88,224,035
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

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2017, the results of operations and cash flows for the six-month periods ended June 30, 2017 and 2016, have been made.

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

(b) Significant concentrations and risks

Sales concentration

The Company sells its products primarily through approved distributors in the People's Republic of China (the "PRC"). To a lesser extent, the Company also sells its products to an overseas customer in the Republic of Korea (the "ROK"). The Company's sales are highly concentrated.  Sales to distributors and end customer individually exceeded 10% of the Company's revenues for the three-month and six-month periods ended June 30, 2017 and 2016, are as follows:

	Three-Month Period Ended June 30,
	2017		2016
	US$	%	US$	%
Distributor A, located in PRC	41,816,369	13.3%	39,632,852	14.3%
Distributor B, located in PRC	35,410,723	11.3%	31,669,861	11.4%
Direct Customer C, located in ROK	32,956,525	10.5%	35,499,160	12.8%
Distributor D, located in PRC	29,450,243	9.4%	28,827,605	10.4%
Distributor E, located in PRC	23,287,806	7.4%	30,270,133	10.9%
Total	162,921,666	51.9%	165,899,611	59.8%

	Six-Month Period Ended June 30,
	2017		2016
	US$	%	US$	%
Distributor A, located in PRC	84,034,202	15.2%	74,738,467	15.2%
Distributor B, located in PRC	63,921,050	11.6%	67,479,415	13.7%
Distributor D, located in PRC	51,681,940	9.4%	57,288,505	11.6%
Distributor E, located in PRC	41,620,526	7.5%	55,755,981	11.3%
Total	241,257,718	43.7%	255,262,368	51.8%

The Company expects revenues from these distributors and end customer to continue to represent a substantial portion of its revenue in the future. Any factor adversely affecting the automobile industry in the PRC or the business operations of these customers will have a material effect on the Company's business, financial position and results of operations.

Purchase concentration of raw materials and equipment

The principal raw materials used for the Company's production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon.
The Company purchases its raw materials through a limited number of distributors, which individually exceeded 10% of the Company's total raw material purchases, accounted for approximately 71.1%  (six distributors) and 77.6% (six distributors)  of the Company's total raw materials purchases for the three-month periods ended June 30, 2017 and 2016, respectively, and 60.0% (five distributors) and 81.6% (six distributors) of the Company's total raw materials purchases for the six-month periods ended June 30, 2017 and 2016, respectively.  Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company's business, financial position and results of operations.
The Company purchased equipment from two major equipment distributors, which accounted for nil and 96.5% of the Company's total equipment purchases for the three-month periods ended June 30, 2017 and 2016, respectively, and accounted for nil and 96.4% of the Company's total equipment purchases for the six-month periods ended June 30, 2017 and 2016.  Management believes that other suppliers could provide similar equipment on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company's business, financial position and results of operations.

Cash concentration

Cash and cash equivalents, short-term restricted cash, time deposits and long-term restricted cash included in other non-current assets mentioned below maintained at banks consist of the following:

	June 30, 2017	December 31, 2016
	US$	US$
RMB denominated bank deposits with:
Financial Institutions in the PRC	557,716,302	464,427,328
Financial Institutions in Hong Kong Special Administrative Region ("Hong Kong SAR")	8,147	7,946
Financial Institution in Dubai, United Arab Emirates ("UAE")	58	-
U.S. dollar denominated bank deposits with:
Financial Institution in the U.S.	15,624	20,192
Financial Institutions in the PRC	18,553	18,025
Financial Institution in Hong Kong SAR	1,836,796	1,629,199
Financial Institution in Macau Special Administrative Region ("Macau SAR")	3,395	1,810
Financial Institution in Dubai, UAE	72,559	139,201
HK dollar denominated bank deposits with:
Financial institution in Hong Kong SAR	89	148
Dirham denominated bank deposits with:
Financial institution in Dubai, UAE	18,121	53,647

The bank deposits with financial institutions in the PRC are insured by the government authority for up to RMB500,000. The bank deposits with financial institutions in the Hong Kong SAR are insured by the government authority for up to HK$500,000. The bank deposits with financial institutions in the Macau SAR are insured by the government authority for up to MOP$500,000. The bank deposits with financial institutions in the Dubai, UAE are not insured by the government authority. Total bank deposits amounted to $1,669,394 and $1,207,996 are insured as of June 30, 2017 and December 31, 2016, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts. To limit exposure to credit risk, the Company primarily places bank deposits with large financial institutions in the PRC, Hong Kong SAR, Macau SAR and Dubai, UAE with acceptable credit rating.

Cash deposits in bank that are restricted as to withdrawal or usage for up to 12 months are reported as restricted cash in the condensed consolidated balance sheets and excluded from cash and cash equivalents in the condensed consolidated statements of cash flows. Cash deposits of nil and US$9,917,832 as of June 30, 2017 and December 31, 2016 that are restricted for period beyond 12 months from the balance sheet date are included in other non-current assets in the condensed consolidated balance sheets and also excluded from cash and cash equivalents in the condensed consolidated statements of cash flows.

Short-term bank deposits that are pledged as collateral for bills payable relating to purchases of raw materials are reported as restricted cash and amounted to US$37,285,221 and US$33,673,057 as of June 30, 2017 and December 31, 2016, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company. The cash flows from the pledged bank deposits, which relate to purchases of raw materials, are reported within cash flows from operating activities in the condensed consolidated statements of cash flows.

Short-term bank deposits that are pledged as collateral for short-term and long-term bank borrowings are reported as restricted cash and amounted to US$81,379,901 and US$69,816,345 as of June 30, 2017 and December 31, 2016, respectively.  Long-term bank deposits that are pledged as collateral for issuance of letter of guarantee are reported as other non-current assets and amounted to nil and US$9,917,832 as of June 30, 2017 and December 31, 2016, respectively. The cash flows from such bank deposits are reported within cash flows from financing activities in the condensed consolidated statements of cash flows.

Short-term bank deposits that are related to government grant are reported as restricted cash and amounted to US$1,480,505 and nil as of June 30, 2017 and December 31, 2016, respectively. The cash flows from the government grant, which related to construction, are reported within cash flows from investing activities in the condensed consolidated statements of cash flows.

Note 2 - Accounts receivable

Accounts receivable consists of the following:

	June 30, 2017	December 31, 2016
	US$	US$

Accounts receivable	152,019,772	410,087,666
Allowance for doubtful accounts	(39,021)	(38,107)
Accounts receivable, net	151,980,751	410,049,559

As of June 30, 2017 and December 31, 2016, the accounts receivable balances also include notes receivable in the amount of US$1,749,171 and US$374,296, respectively. As of June 30, 2017 and December 31, 2016, US$62,358,433 and US$63,301,966 of accounts receivable are pledged for the short-term bank loans, respectively.

There was no accrual of additional provision or write-off of accounts receivable for the three-month and six-month periods ended June 30, 2017 and 2016.

The following table provides an analysis of the aging of accounts receivable as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	US$	US$
Aging:
– current	119,945,456	373,108,359
– 1-3 months past due	133,427	36,941,200
– 4-6 months past due	31,901,868	-
– 7-12 months past due	-	-
– greater than one year past due	39,021	38,107
Total accounts receivable	152,019,772	410,087,666

Note 3 - Inventories

Inventories consist of the following:

	June 30, 2017	December 31, 2016
	US$	US$

Raw materials	285,560,234	270,605,823
Work in progress	56,891	157,953
Finished goods	77,631,120	10,175,232
Total inventories	363,248,245	280,939,008

There were no write down of inventories for the three-month and six-month periods ended June 30, 2017 and 2016.

Note 4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2017	December 31, 2016
	US$	US$

Receivables from Hailezi (i)	251,678,067	88,286,651
Receivables from Jiamu (ii)	-	20,628,987
Advances to suppliers	39,001,786	3,365,930
Value added taxes receivable (iii)	8,655,950	4,814,920
Interest receivable (iv)	1,713,633	3,231,763
Others (v)	5,499,929	4,982,058
Total prepaid expenses and other current assets	306,549,365	125,310,309

(i)     In September 2016, the Company's two subsidiaries, Heilongjiang Xinda Enterprise Group Company Limited ("HLJ Xinda Group") and Sichuan Xinda Enterprise Group Co., Ltd ("Sichuan Xinda") each entered into equipment purchase contracts with Harbin Hailezi Science and Technology Co., Ltd. ("Hailezi") to purchase production equipment, testing equipment and storage facility. Pursuant to the contracts with Hailezi, HLJ Xinda Group and Sichuan Xinda have prepaid RMB349.1 million (equivalent to US$50.3 million) and RMB263.4 million (equivalent to US$38.0 million) as of December 31, 2016, respectively, which was recognized in investing activities in the statements of cash flows. In November 2016, the three parties agreed to terminate the contracts and Hailezi agreed to refund all the prepayment. As of June 30, 2017, Hailezi has refunded the abovementioned prepayment to HLJ Xinda Group and Sichuan Xinda.

In March 2017, Sichuan Xinda signed a series of contracts with Hailezi to purchase production equipment, and prepaid RMB1,728.9 million (equivalent to  US$255.2  million) to Hailezi, which was recognized in investing activities in the statements of cash flows. In June 2017, the two parties agreed to partially terminate the contracts and Hailezi agreed to refund the prepayment amounting to RMB1,704.9 million (equivalent to US$251.7 million) by the end of March 2018. For details, please refer to Note 6.

(ii)   Sichuan Xinda prepaid RMB143.1 million (equivalent to US$20.6 million) to purchase equipment from Harbin Jiamu Import and Export Co., Ltd. in November 2016, which was recognized in operating activities in the statements of cash flows. As Harbin Jiamu Import and Export Co., Ltd. had cancelled its registration and transferred its business to Harbin Jiamu Science and Technology Co., Ltd., Harbin Jiamu Import and Export Co., Ltd. agreed to refund the prepayment.  As of June 30, 2017, Harbin Jiamu Import and Export Co., Ltd. has refunded all the prepayment.

  The majority owner of Hailezi is also the majority owner of Harbin Jiamu Import and Export Co., Ltd and Harbin Jiamu Science and Technology Co., Ltd. (collectedly "Jiamu"), which is one of the major equipment distributors.

(iii)  Value added taxes receivables mainly represent the input taxes on purchasing equipment by Sichuan Xinda, which are to be net off with output taxes.  Value added taxes receivables were recognized in operating activities in condensed consolidated statements of cash flows.

(iv)  Interest receivable mainly represents interest income accrued from time deposits and restricted cash.

(v)  Others mainly include prepaid miscellaneous service fee, staff advance and prepaid rental fee.

Note 5 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	March 31, 2017	December 31, 2016
	US$	US$

Machinery, equipment and furniture	399,820,471	391,149,907
Motor vehicles	2,709,245	2,640,477
Workshops and buildings	142,550,886	119,503,091
Construction in progress	420,825,979	409,257,584
Total property, plant and equipment	965,906,581	922,551,059
Less accumulated depreciation	(139,858,666)	(116,187,367)
Property, plant and equipment, net	826,047,915	806,363,692

For the three-month and six-month periods ended June 30, 2017 and 2016, the Company capitalized US$692,599 and US$625,324, and US$1,341,181 and US$1,226,431 of interest costs as a component of the cost of construction in progress. Depreciation expense on property, plant and equipment was allocated to the following expense items:

	Three-Month Period Ended June 30,
	2017 US$	2016 US$

Cost of revenues	8,807,659	5,681,237
General and administrative expenses	644,530	435,142
Research and development expenses	998,140	942,387
Selling expenses	866	506
Total depreciation expense	10,451,195	7,059,272

	Six-Month Period Ended June 30,
	2017	2016
	US$	US$

Cost of revenues	17,634,809	11,361,731
General and administrative expenses	1,205,848	838,326
Research and development expenses	1,989,856	1,888,204
Selling expense	1,641	890
Total depreciation expense	20,832,154	14,089,151

Note 6 - Prepayments to equipment and construction suppliers

	June 30, 2017	December 31, 2016
	US$	US$
Hailezi (i)	40,802,684	-
Beijin Construction (ii)	16,449,133	4,324,636
Samim Group FZE (iii)	-	5,308,737
Peaceful (iv)	5,001,697	-
Sichuan Construction	705,175	907,024
Sports City (v)	-	2,859,952
Others	119,621	767,353
Total Prepayments to equipment and construction suppliers	63,078,310	14,167,702

(i)
On September 26, 2016 and February 28, 2017, HLJ Xinda Group entered into two equipment purchase contracts with Hailezi for a total consideration of RMB782.2 million (equivalent to US$115.5 million) to purchase storage facility and other equipment, which will be used for upgrading the storage system of warehouse located in Harbin, China. Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB621.6 million (equivalent to US$91.8 million) as of June 30, 2017. Due to a redesign of outdoor storage facility in June 2017, HLJ Xinda Group entered into a supplementary agreement with Hailezi, which decreased the original contracts amounts to RMB 283.7 million (equivalent to US$41.9 million). Hailezi refunded RMB369.1 million (equivalent to US$54.5 million) to HLJ Xinda Group on June 22, 2017. The prepayment and refund were recognized in investing activities in the statements of cash flows.

On March 17, 2017, Sichuan Xinda entered into a definitive agreement with the People's Government of Shunqing District, Nanchong City of Sichuan Province for the production of 300,000 metric tons of bio-composite materials and additive manufacturing and 20,000 metric tons of functional masterbatch, a high-end color additive process in plastics manufacturing ("the Nanchong Project"). The Nanchong Project will be located in a land area of 250 mu (equivalent to 41.2 acres), with 215 mu designated for bio-composite materials and additive manufacturing production and 35 mu to be designated for functional masterbatch production. The projected total capital expenditures for the project is approximately RMB2.5 billion (estimated to be US$357 million) with anticipated completion by the end of December 2018.

In connection with the Nanchong Project, Sichuan Xinda entered into equipment purchase contracts with Hailezi to purchase production equipment and testing equipment. Pursuant to the contracts with Hailezi, Sichuan Xinda has prepaid RMB1,728.9 million (equivalent to  US$255.2  million) as of June 30, 2017. By the end of June 2017, in order to ensure the traceability of the product and management of supply chain, Sichuan Xinda expected to launch an integrated ERP system, which resulted in the equipment to be purchased under the original contracts with Hailezi not meeting the production requirements. Hailezi agreed to refund the prepayment in the amount of RMB1,704.9 million (equivalent to US$251.7 million) by the end of  March 2018 and that part of prepayment has been reclassified as prepaid expenses and other current assets as of June 30, 2017.

(ii)
On November 15, 2016, Sichuan Xinda entered into decoration contract with Sichuan Beijin Construction Engineering Company Limited ("Beijin Construction") to perform indoor and outdoor decoration work for a consideration of RMB237.6 million (equivalent to US$35.0 million). Pursuant to the contract with Beijin Construction, Sichuan Xinda has prepaid RMB117.3 million (equivalent to US$17.3 million) as of June 30, 2017, in which RMB5.5 million (equivalent to US$0.9 million) was transferred to construction in progress. The prepayment was recognized in investing activities in the statements of cash flows.

(iii)
On September 21, 2016, AL Composites Materials FZE ("Dubai Xinda") entered into a purchase contract with Samim Group FZE pertaining approximately 22,324 square meters property  in JAFZA in Dubai, UAE with constructed building including a warehouse, office and service block for a total consideration of AED55.3 million (equivalent to US$14.9 million). As of June 30, 2017, the Company has prepaid the full amount of the contract, which was recognized in investing activities in the statements of cash flow. As of June 30 2017, the building has been delivered, and the amount has been transferred to property, plant and equipment.

(iv)
On October 20, 2016, Sichuan Xinda entered into an equipment purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of US$12.9 million to purchase certain production and testing equipment.  Pursuant to the contract with Peaceful, the Company prepaid RMB33.9 million (equivalent to US$5.0 million) as of June 30, 2017, which was recognized in investing activities in the statements of cash flows.

(v)
In September, 2016, Dubai Xinda entered into apartments purchase contracts with Dubai Sports City LLC ("Sports City") for a total consideration of AED14.0 million (equivalent to US$3.8 million), which was recognized in investing activities in the statements of cash flows. As of June 30, 2017, the apartments have been occupied by the Company, and the amount has been transferred to property, plant and equipment.

Note 7 – Borrowings

The Company has credit facilities with several banks under which they draw short-term and long-term bank loans as described below.

(a)  Current

	June 30, 2017	December 31, 2016
	US$	US$
Unsecured loans	392,654,699	273,147,455
Loans secured by accounts receivable	48,860,416	50,454,086
Loans secured by restricted cash	56,874,300	32,474,300
Current portion of long-term bank loans (note b)	143,764,946	88,681,635
Total short-term loans, including current portion of long-term bank loans	642,154,361	444,757,476

As of June 30, 2017 and December 31, 2016, the Company's short-term bank loans (including the current portion of long-term bank loans) bear a weighted average interest rate of 4.0% and 4.0% per annum, respectively. All short-term bank loans mature at various times within one year.

In January 2016, the Company obtained a one-year secured loan of US$16.6 million from HSBC Middle East at an annual interest rate of one-month LIBOR (1.2239% as of June 30, 2017) plus 1.8%. This loan was secured by restricted cash of RMB25.5 million (equivalent to US$3.8 million) in the HSBC Bank in Harbin, China. The company repaid the loan on January 23, 2017.

In August 2016, the Company obtained ten six-month secured loans in a total amount of RMB350 million (equivalent to US$50.5 million) by accounts receivables of RMB439.2 million (equivalent to US$64.8 million) at an annual interest rate of 4.350% from Harbin Longjiang Bank. The Company repaid the loans in January 2017 and obtained another ten six-month secured loans in a total amount of RMB350 million (equivalent to US$51.7 million) by accounts receivables of RMB446.3 million (equivalent to US$65.9 million) at an annual interest rate of 4.350%. The Company repaid one loan of RMB19 million (equivalent to US$2.8 million) in June 2017, and released accounts receivables in the amount of RMB23.9 million (equivalent to US$3.5 million).

In August 2016, the Company obtained a one-year secured loan of US$13.9 million from Industrial and Commercial Bank of China (Abu Dhabi Branch) at an interest of three-month LIBOR (1.2992% as of June 30, 2017) plus 2.0%. This loan was secured by restricted cash of RMB100.0 million (equivalent to US$14.8 million) in the Industrial and Commercial Bank of China in Harbin, China. The interest rate is reset every three months.

On October 7, 2016, the Company obtained a one-year secured loan of US$2.0 million from Bank of China (Macau Branch) at an annual interest rate of 1.8%. The loan was secured by restricted cash of RMB24.0 million (equivalent to US$3.5 million) in Bank of China in Harbin, China.

In January 2017, the Company obtained a one-year secured loan of US$12.0 million from HSBC Middle East at an annual interest rate of one-month LIBOR (1.2239% as of June 30, 2017) plus 1.8%. This loan was secured by restricted cash of RMB18.5 million (equivalent to US$2.7 million) in the HSBC Bank in Harbin, China.

In January, 2017, the Company obtained a one-year secured loan of US$12.0 million from Bank of China (Macau Branch) at an annual interest rate of 2.3%. The loan was secured by restricted cash of RMB94.0 million (equivalent to US$13.9 million) in Bank of China in Harbin, China.

In February, 2017, the Company obtained a one-year secured loan of US$17.0 million from Bank of China (Abu Dhabi Branch) at an annual interest rate of 2.3%. The loan was secured by restricted cash of RMB136.0 million (equivalent to US$20.1 million) in Bank of China in Harbin, China. In accordance with the requirements of the bank, additional RMB5.0 million (equivalent to US$0.7 million) is pledged as restricted cash for this short-term bank loan in February, 2017.

(b) Non-current

	June 30, 2017	December 31, 2016
	US$	US$
Secured loans	44,170,000	90,170,000

Unsecured loans	118,829,712	73,518,812

Syndicate loan facility	176,379,406	174,513,438
Less: current portion	143,764,946	88,681,635
Total long-term bank loans, excluding current portion	195,614,172	249,520,615

On June 12, 2014, the Company obtained a three-year secured loan of US$70 million from Bank of China Paris Branch at interest rate of three-month LIBOR (1.2992% as of June 30, 2017). The loan is secured by restricted cash of RMB110 million (equivalent to US$16.2 million). In accordance with the requirements of the bank, additional RMB109 million (equivalent to US$16.1 million) is pledged as restricted cash for this long-term bank loan on July 22, 2016. The Company repaid US$4 million in 2015, US$5 million on June 9, 2016, US$15 million on December 9, 2016, and US$46 million on June 9, 2017.

On January 23, 2015, the Company obtained two two-year unsecured loans in the total amount of RMB100 million (equivalent to US$14.8 million) from Agriculture Bank of China at an annual interest rate of 6.0%. Both loans were due and repaid by the Company in January 2017.

On April 22, 2015, the Company obtained a two-year unsecured loan of RMB40 million (equivalent to US$5.9 million) from Agriculture Bank of China at an annual interest rate of 5.75%. The Company repaid the loan on April 20, 2017.

In October and November, 2015, the Company obtained three long term unsecured loans of RMB260 million (equivalent to US$38.4 million) from Bank of China at an annual interest rate of 4.75%. In January 2016, the Company obtained a long term unsecured loan of RMB80 million (equivalent to US$11.8 million) from Bank of China at an annual interest rate of 4.75%. On December 9, 2016, the Company obtained a long term unsecured loan of RMB30 million (equivalent to US$4.4 million) from Bank of China at an annual interest rate of 4.75%. On March 23, 2017, the Company obtained a long term unsecured loan of RMB25.0 million (equivalent to US$3.7 million) from Bank of China at an annual interest rate of 4.75%. The Company repaid RMB10 million (equivalent to US$1.5 million) on April 28, 2017. RMB40 million (equivalent to US$5.9 million), RMB25 million (equivalent to US$3.7 million), RMB100 million (equivalent to US$14.8 million), RMB25 million (equivalent to US$3.7 million),  RMB100 million (equivalent to US$14.8 million),  RMB20 million (equivalent to US$3.0 million), and RMB75 million (equivalent to US$10.9 million) will be repaid on October 28, 2017, April 28, 2018, October 28, 2018, April 28, 2019, October 28, 2019, April 28, 2020 and October 28, 2020, respectively.

On May 13, 2016, the Company obtained two two-year secured loans of US$14.3 million from China Construction Bank (Dubai) at an interest of three-month LIBOR (1.2992% as of June 30, 2017) plus 1.6%.  On May 17, 2016, the Company obtained two two-year secured loans of US$12.3 million from China Construction Bank (Dubai) at an interest of three-month LIBOR (1.2992% as of June 30, 2017) plus 1.6%. On May 22, 2016, the Company obtained a two-year secured loan of US$3.8 million from China Construction Bank (Dubai) at an interest of three-month LIBOR (1.2992% as of June 30, 2017) plus 1.6%. The interest rate is reset every three months. These loans are secured by restricted cash of RMB68.8 million (equivalent to US$10.2 million). All of these loans will be due on March 22, 2018.

On August 22, 2016, Xinda Holding (HK) Company Limited (“Xinda Holding (HK)”) a wholly owned subsidiary of the Company, entered into a facility agreement for a loan facility in an aggregate amount of US$180 million with a consortium of banks and financial institutions led by Standard Chartered Bank (Hong Kong) Limited. The Company paid arrangement fees and legal fees in the amount of US$6.77 million of which the unamortized balance is US$3.6 million as of June 30, 2017 for the related loan. Debt issuance costs are presented on the condensed consolidated balance sheets as a direct deduction from the carrying amount of the loan and amortized to interest expense using the effective interest rate of 5.783% as of June 30, 2017. US$22.5 million, US$22.5 million, US$45.0 million and US$90.0 million of the principal amount will be repaid on November 22, 2017, February 22, 2018, May 22, 2018 and August 22, 2018, respectively.

On November 7, 2016, the Company obtained a fifteen-month secured loan of US$3.3 million from Industrial and Commercial Bank of China (Abu Dhabi Branch) at an annual interest rate of 2.2%. The loan is secured by restricted cash of RMB25 million (equivalent to US$3.7 million). The loan will be due on February 7, 2018.

On November 30, 2016, the Company obtained a fifteen-month secured loan of US$10.5 million from Industrial and Commercial Bank of China (Abu Dhabi Branch) at an annual interest rate of 2.2%. The loan is secured by restricted cash of RMB80 million (equivalent to US$11.8 million). The loan will be due on February 28, 2018.

In January 2017, the Company obtained three short-term unsecured loans of RMB420 million (equivalent to US$62 million) from Nanchong Shuntou Development Group Co., Ltd. at an annual interest rate of 4.35%. In accordance with the renewal agreements in June 2017, the repayment terms were extended and the loans will be due on December 31, 2018.

As of June 30, 2017, the Company had total lines of credit of RMB8,088.6 million (US$1,194.0 million) including unused lines of credit of RMB3,593.2 million (US$530.4 million) with remaining terms less than 12 months and RMB5.0 million (US$0.7 million) with remaining terms beyond 12 months.

Certain lines of credit contain financial covenants such as total stockholders' equity, debt asset ratio, contingent liability ratio and net profit. As of June 30, 2017, the Company has met these financial covenants.

Maturities on long-term bank loans (including current portion) are as follows:

June 30, 2017
US$
2017	28,404,581
2018	278,499,336
2019	18,451,819
2020	14,023,382
after 2020	-
Total	339,379,118

 Note 8 - Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2017	December 31, 2016
	US$	US$
Payables for purchase of property, plant and equipment	99,240,338	98,472,641
Accrued freight expenses	8,917,570	7,972,067
Accrued interest expenses	3,673,319	885,290
Advance from customers (i)	134,052,246	93,066
Non income tax payables	4,473,761	4,499,161
Others (ii)	9,197,937	7,417,141
Total accrued expenses and other current liabilities	259,555,171	119,339,366

(i) Advance from customers mainly represents the advance received from five customers in the PRC for the raw material purchases during the first half year of 2017.

(ii) Others mainly represent accrued payroll and employee benefits, accrued audit and consulting fees, electricity fee and other accrued miscellaneous operating expenses.

Note 9 – Related party transactions

The Company entered into related party transactions with Harbin Xinda High-Tech Co., Ltd. ("Xinda High-Tech"), an entity controlled by the wife of Mr. Han, the chief executive officer and controlling stockholder of the Company, and Mr. Han's son.  The significant related party transactions are summarized as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2017	2016	2017	2016
	US$	US$	US$	US$
Costs and expenses resulting from transactions with related parties:
Rental expenses for plant and office spaces	93,810	184,525	267,366	369,061

The related party balances are summarized as follows:

	June 30, 2017	December 31, 2016
	US$	US$
Amounts due from a related party:
Prepaid rent expenses to Xinda High-Tech	-	229,624
Total	-	229,624

	June 30, 2017	December 31, 2016
	US$	US$
Amounts due to related parties
Rental payable to Xinda High-Tech	105,917	-
Rental payable to Mr Han's son	11,825	11,548
Total	117,742	11,548

The Company rents the following plant and office buildings in Harbin, Heilongjiang Province from Xinda High-Tech:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Office building	23,894	695,570	Between January 1, 2014 and December 31, 2018

The Company rented the following facilities in Harbin, Heilongjiang Province from Mr. Han's son:
Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Facility	200	5,822	Between August 17, 2014 and August 16, 2016

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

The effective income tax rates for the six-month periods ended June 30, 2017 and 2016 were 16.8% and 18.0%, respectively. The effective income tax rate reduced from 18.0% for the six-month period ended June 30, 2016 to 16.8% for the six-month period ended June 30, 2017, primarily due to a greater portion of the profit generated by Sichuan Xinda which enjoys preferential tax rate and the increase of super deduction of R&D expense. The effective income tax rate for the six-month period ended June 30, 2017 differs from the PRC statutory income tax rate of 25% primarily due to the effect of tax rate difference on various subsidiaries not subject to the PRC statutory income tax rate.

As of June 30, 2017, the unrecognized tax benefits were US$29,472,797 and the interest relating to unrecognized tax benefits was US$7,704,366, of which the unrecognized tax benefits in 2012 amounting to US$2,830,792 and related accrued interest amounting to US$2,091,955 was classified as current liabilities due to that the five-year tax assessment period will expire on May 31, 2018. No penalties expense related to unrecognized tax benefits were recorded. The Company is currently unable to provide an estimate of a range of the total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.
Note 11 – Deferred Income

On January 26, 2015, the Company entered into a memorandum and a fund support agreement (the "Agreement") with the People's Government of Shunqing District, Nanchong City, Sichuan Province ("Shunqing Government") pursuant to which Shunqing Government, through its investment vehicle, extended to the Company RMB350 million (equivalent to US$51.7 million) to support the construction of the Sichuan plant, which has been received in full in the form of government repayment of bank loans on behalf of the Company.

In addition, the Company has received RMB159.8 million (equivalent to US$23.6 million) from Shunqing Government and RMB6.4 million (equivalent to US$0.9 million) from Ministry of Finance of the People's Republic of China to support the construction and RMB2.2 million (equivalent to US$0.3 million) special funds of ministerial key research projects from Ministry of Science and Technology of PRC as of June 30, 2017.

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

The Sichuan factory has been operational since July 2016. A cumulative RMB24.8 million (equivalent to US$3.7 million) government grants have been amortized as other income proportionate to the depreciation of the related assets, of which RMB15.3 million (equivalent to US$2.2 million) was amortized in the six-month period ended June 30, 2017.

The Company also received RMB36 million (equivalent to US$5.3 million) from Shunqing Government with respect to interest subsidy for future bank. A cumulative RMB16.4 million (equivalent to US$2.4 million) government grants have been amortized as other income in line with the amount of related loan interest paid, of which RMB1.4 million (equivalent to US$0.2 million) was amortized in the six-month period ended June 30, 2017.

Note 12 – Other non-current liabilities

	June 30, 2017	December 31, 2016
	US$	US$

Income tax payable-noncurrent (i)	32,254,416	31,602,314
Deferred income tax liabilities	10,038,224	10,818,305
Total other non-current liabilities	42,292,640	42,420,619

(i) Income tax payable-noncurrent represents the cumulative balance of unrecognized tax benefits since 2013 and related accrued interest. As the five-year tax assessment period for unrecognized tax benefits occurred in 2012 will expire on May 31, 2018, so unrecognized tax benefits occurred in 2012 and related accrued interest amounting to RMB19.2 million (equivalent to US$2.8 million) and RMB14.2 million (equivalent to US$2.1 million), respectively, were classified as current liabilities.

Note 13 – Stockholders' equity

The changes of each caption of stockholders' equity for the six-month period ended June 30, 2017 are as follows:

	Series B Preferred Stock		Common Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings	Comprehensive Income	Stockholders' Equity
		US$		US$
Balance as of January 1, 2017	1,000,000	100	49,511,541	4,952	(92,694)	82,606,404	617,168,735	(65,427,831)	634,259,666
Net income	-	-	-	-	-	-	37,964,981	-	37,964,981
Other comprehensive income	-	-	-	-	-	-	-	17,669,664	17,669,664
Stock based compensation	-	-	-	-	-	347,046	-	-	347,046
Vesting of nonvested shares	-	-	-	-	-	-	-	-	-
Balance as of June 30, 2017	1,000,000	100	49,511,541	4,952	(92,694)	82,953,450	655,133,716	(47,758,167)	690,241,357

 Note 14 – Stock based compensation

Nonvested shares

A summary of the nonvested shares activity for the six-month ended June 30, 2017 is as follows:

	Number of Nonvested Shares	Weighted Average Grant date Fair Value
		US$
Outstanding as of December 31, 2016	402,210	6.10
Forfeited	(24,910)	5.60
Outstanding as of June 30, 2017	377,300	6.13

The Company recognized US$181,688 and US$248,244 of share-based compensation expense in general and administration expenses relating to nonvested shares for the three-month periods ended June 30, 2017 and 2016, respectively, and US$347,046 and US$470,424 of share-based compensation expense in general and administration expenses relating to nonvested shares for the six-month periods ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was US$398,782 total unrecognized compensation cost relating to nonvested shares, which is to be recognized over a weighted average period of 0.53 years.

Note 15 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2017	2016	2017	2016
	US$	US$	US$	US$
Net income	28,063,992	33,355,774	37,964,981	44,713,124
Less:
Earnings allocated to participating Series D convertible preferred stocks	(6,814,870)	(8,088,078)	(9,219,142)	(10,843,682)
Earnings allocated to participating nonvested shares	(160,703)	(292,624)	(217,469)	(395,191)
Net income for basic and diluted earnings per share	21,088,419	24,975,072	28,528,370	33,474,251

Denominator
Denominator for basic and diluted earnings per share	49,511,541	49,406,191	49,511,541	49,391,710

Earnings per share:
Basic and diluted	0.43	0.51	0.58	0.68

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month periods and six-month periods ended June 30, 2017 and 2016 because their effects are anti-dilutive:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2017	2016	2017	2016

Shares issuable upon conversion of Series D convertible preferred stocks	16,000,000	16,000,000	16,000,000	16,000,000

Note 16 - Commitments and contingencies

(1)    Lease commitments

Future minimum lease payments under non-cancellable operating leases agreements as of June 30, 2017 were as follows.

US$
Period from July 1, 2017 to December 31, 2017	807,056
Years ending December 31,
2018	1,305,429
2019	255,127
2020	166,317
2021	102,881
2022 and thereafter	797,325

Rental expenses incurred for operating leases of plant and office spaces were US$894,643 and US$449,002 for the three-month periods ended June 30, 2017 and 2016, respectively, and US$1,554,993 and US$844,058 for the six-month periods ended June 30, 2017 and 2016, respectively. There are no step rent provisions, escalation clauses, capital improvement funding requirements, other lease concessions or contingent rent in the lease agreements. The Company has no legal or contractual asset retirement obligations at the end of leases. The Company's leases do not contain any contingent rent payments terms.

(2)   Sichuan plant construction and equipment purchase

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion in property, plant and equipment and approximately RMB0.6 billion in working capital, for the construction of Sichuan plant.  As of June 30, 2017, the Company has a remaining commitment of RMB63.9 million (equivalent to US$9.4 million) mainly for facility construction.

In September 2016, Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB17.0 million (equivalent to US$2.5 million) to purchase storage facility and testing equipment. Afterward, Sichuan Xinda cancelled two contracts with Hailezi for a consideration of RMB1.6 million (equivalent to US$0.2 million). As of June 30, 2017, Sichuan Xinda prepaid RMB6.0 million (equivalent to US$0.9 million) and has a remaining commitment of RMB9.4 million (equivalent to US$1.4 million).

On October 20, 2016, Sichuan Xinda entered into an equipment purchase agreement purchase contract with Peaceful for a total consideration of RMB89.8 million (equivalent to US$13.3 million) to purchase certain production and testing equipment. As of June 30, 2017, the Company has a commitment of RMB55.9 million (equivalent to US$8.3 million).

On November 15, 2016, Sichuan Xinda entered into decoration contract with Beijin Construction  to perform indoor and outdoor decoration work for a consideration of RMB237.6 million (equivalent to US$35.0 million).  On February 20, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform outdoor decoration work for a consideration of RMB2.9 million (equivalent to US$0.4 million). On June 10, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform ground decoration work for a consideration of RMB23.8 million (equivalent to US$3.5 million). As of June 30, 2017, Sichuan Xinda prepaid RMB117.3 million (equivalent to US$17.3 million) of which RMB5.5 million (equivalent to US$0.9 million) was transferred to construction in progress and has a remaining commitment of RMB147.0 million (equivalent to US$21.6  million).

In connection with the Nanchong Project mentioned in Note 6 (i), Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB2,242.8 million (equivalent to US$331.1 million) to purchase production equipment and testing equipment in March 2017.  By the end of June 2017, Sichuan Xinda expected to launch an integrated ERP system, which resulted in the equipment to be purchased under the original contracts with Hailezi not meeting the production requirements. Thus the original contracts have been terminated with the amount of RMB2,222.9 million (equivalent to US$328.1 million), and Hailezi agreed to refund the prepayment in the amount of RMB1,704.9 million (equivalent to US$251.7 million) by the end of March 2018, out of the total prepayment made by Sichuan Xinda of RMB1,722.9 million (equivalent to US$254.3 million). As of June 30, 2017, Sichuan Xinda prepaid RMB18.0 million (equivalent to US$2.6 million) and has a remaining commitment of RMB1.9 million (equivalent to US$0.4 million).

(3)    Heilongjiang plant construction and equipment purchase

On September 26, 2016 and February 28, 2017, HLJ Xinda Group entered into two equipment purchase contracts with Hailezi for a total consideration of RMB782.2 million (equivalent to US$115.5 million) to purchase storage facility and other equipment. Due to a redesign of outdoor storage facility in June 2017, HLJ Xinda Group entered into a supplementary agreement with Hailezi, which decreased the original contracts amounts to RMB 283.7 million (equivalent to US$41.9 million). Hailezi refunded RMB369.1 million (equivalent to US$54.5 million) to HLJ Xinda Group on June 22, 2017. As of June 30, 2017, HLJ Xinda Group has a remaining commitment of RMB31.2 million (equivalent to US$4.6 million).

(4)    Dubai plant construction and equipment

On April 28, 2015, Dubai Xinda entered into a warehouse construction contract with Falcon Red Eye Contracting Co. L.L.C. for a total consideration of AED6.7 million (equivalent to US$1.8 million). As of June 30, 2017, the Company has a remaining commitment of AED3.3 million (equivalent to US$0.9 million).

(5)    Xinda Beijing Investment office building decoration

On March 30, 2017, Xinda CI (Beijing) Investment Holding Co., Ltd. ("Xinda Beijing Investment") entered into a decoration contract with Beijing Fangyuan Decoration Engineering Co., Ltd for a total consideration of RMB5.8 million (equivalent to US$0.8 million) to decorate office building. As of June 30, 2017, the decoration work in the amount of RMB1.4 million (equivalent to US$0.2 million) was recorded in construction in progress. As of June 30, 2017, the Company has a remaining commitment of RMB4.4 million (equivalent to US$0.6 million).

On June 9, 2017, Xinda Beijing Investment entered into a decoration contract with Beijing Zhonghongwufang Stone Co., Ltd for a total consideration of RMB1.2 million (equivalent to US$0.2 million) to decorate office building. As of June 30, 2017, the decoration work in the amount of RMB0.6 million (equivalent to US$0.1 million) was recorded in construction in progress. As of June 30, 2017, the Company has a remaining commitment of RMB0.6 million (equivalent to US$0.1 million).

(6)    Contingencies

The Company and certain of its officers were named as defendants in two putative securities class action lawsuits filed on July 15, 2014 and July 16, 2014 in the United States District Court for the Southern District of New York. On March 23, 2016, the Court issued an Opinion and Order dismissing the Consolidated Class Action Complaint without prejudice. On May 6, 2016, the lead plaintiffs moved the Court for leave to amend the Consolidated Class Action Complaint.  On June 24, 2016, the Company filed its opposition to the lead plaintiffs’ motion.  On August 8, 2016, in conjunction with filing the reply brief in support of their motion, the lead plaintiffs moved to strike certain documents referred to in the Company’s opposition.  The Company filed its opposition to the lead plaintiffs’ motion to strike on September 16, 2016.  On March 8, 2017, the Court entered an Order in the Company’s favor denying the lead plaintiffs’ motion for leave to amend and denying the lead plaintiffs’ motion to strike.  The time for the lead plaintiffs to appeal the dismissal of their lawsuits has expired.  In accordance with ASC Topic 450, no loss contingency was accrued as of June 30, 2017 since the lawsuit has been dismissed.
Note 17 - Subsequent events
On July 21, 2017, Heilongjiang Xinda Enterprise Group Company Limited (“HLJ Xinda Group) entered into three investment agreements with the Management Committee of Harbin Economic- Technological Development Zone with respect to the industrial project for 300,000 metric tons of biological composite materials, the industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics and the industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory (the "HLJ Project"). This Project will help the Company to expand its product mix into bio-based composites, 3D printing materials and functional masterbatch materials while maintaining our traditional petroleum-based materials, paving the path to non-auto applications and further diversifying the company's business as a key element of the Company's strategic plan. Pursuant to three investment agreements, HLJ Xinda Group will invest RMB 4,015 million (equivalent to be US$592.7 million), among which the investment in fixed assets shall be no less than RMB3,295 million (equivalent to US$486.4 million) in total.

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

Overview

China XD is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China, and to a lesser extent, in Dubai, UAE. Through our wholly-owned operating subsidiaries in China and UAE we develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 420 certifications from manufacturers in the automobile industry as of June 30, 2017. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang Province. Our Research and Development (the "R&D") team consists of 381 professionals and 8 consultants. As a result of the integration of our academic and technological expertise, we have a portfolio of 441 patents, 33 of which we have obtained the patent rights and the remaining 408 of which we have applications pending in China as of June 30, 2017.

Our products include eleven categories: Modified Polypropylene (PP), Modified Acrylonitrile Butadiene Styrene (ABS), Modified Polyamide 66 (PA66), Modified Polyamide 6 (PA6), Modified Polyoxymethylenes (POM), Modified Polyphenylene Oxide (PPO), Plastic Alloy, Modified Polyphenylene Sulfide (PPS), Modified Polyimide (PI), Modified Polylactic acid (PLA) and Poly Ether Ether Ketone (PEEK).

The Company's products are primarily used in the production of exterior and interior trim and functional components of 29 automobile brands and 92 automobile models manufactured in China, including Audi, Mercedes Benz, BMW, Toyota, Buick, Chevrolet, Mazda, Volvo, Ford, Citroen, Jinbei, VW Passat, Golf, Jetta, etc.  Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing plants in Harbin, Heilongjiang in the PRC. As of June 30, 2017, HLJ Xinda Group had approximately 390,000 metric tons of production capacity across 84 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwanese conveyer systems. In December 2013, we broke ground on the construction of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total domestic installed production capacity to 690,000 metric tons with additional 70 new production lines at the completion of the construction of our fourth production plant. Sichuan Xinda has supplied to its customers since 2013, mainly backed by production capacity in our Harbin production plant till we installed 50 production lines with production capacity of 216,000 metric tons in the second half of 2016 in our Sichuan plant. As of June 30, 2017, there is still construction ongoing on the site of our Sichuan plant which is to be expected to be completed by the end of the first quarter of 2018. In order to meet the increasing demand from our customer in the ROK and to develop potential overseas markets, Dubai Xinda obtained one leased property and two purchased properties, approximately 52,530 square meters in total, including one leased 10,000 square meters, and two purchased 20,206 and 22,324 square meters on January 25, 2015, June 28, 2016 and September 21, 2016, respectively, from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE, with constructed building comprising warehouses, offices and service blocks. In addition to the earlier 10 trial production lines in Dubai Xinda, the Company is planning to complete installing 45 production lines with 12,000 metric tons of annual production capacity by first quarter of 2018, and an additional 50 production lines with 13,000 metric tons of annual production capacity by end of second quarter of 2018, bringing total installed production capacity in Dubai Xinda to 25,000 metric tons, targeting high-end products for the overseas market.

Highlights for the three months ended June 30, 2017 include:
● Revenues were $313.6 million, an increase of 13.2% from $277.1 million in the second quarter of 2016
● Gross profit was $63.1 million, a increase of 4.6% from $60.3 million in the second quarter of 2016
● Gross profit margin was 20.1%, compared to 21.8% in the second quarter of 2016
● Net income was $28.1 million, compared to $33.3 million in the second quarter of 2016
● Total volume shipped was 104,617 metric tons, up 17.0% from 89,403 metric tons in the second quarter of 2016

Results of Operations

The following table sets forth, for the periods indicated, statements of income data in thousands of USD:

(in millions, except percentage)	Three-Month Period Ended			Six-Month Period Ended
	June 30,		Change	June 30,		Change
	2017	2016	%	2017	2016	%
Revenues	313.6	277.1	13.2%	551.4	492.2	12.0%
Cost of revenues	(250.5)	(216.8)	15.5%	(453.5)	(397.0)	14.2%
Gross profit	63.1	60.3	4.6%	97.9	95.2	2.8%
Total operating expenses	(19.1)	(12.9)	48.1%	(32.5)	(23.2)	40.1%
Operating income	44.0	47.4	(7.2)%	65.4	72.0	(9.2)%
Income before income taxes	32.2	38.6	(16.6)%	45.7	54.5	(16.1)%
Income tax expense	(4.1)	(5.3)	(22.6)%	(7.7)	(9.8)	(21.4)%
Net income	28.1	33.3	(15.6)%	38.0	44.7	(15.0)%

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Revenues

Revenues were US$313.6 million in the second quarter ended June 30, 2017, an increase of US$36.5 million, or 13.2%, compared to US$277.1 million in the same period of last year, as a result of an increase of 17.0% in sales volume, an increase of 1.8% in the average RMB selling price of our products, and 5.0% negative impact from exchange rate due to weakening RMB against US dollars, as compared with those of last year.

According to the China Association of Automobile Manufacturers, Automobile production in China increased by 4.6% for the first six months of 2017 as compared to the same period of 2016. An improvement in macroeconomic conditions since 2016 has improved business conditions. Driven by increased growth of 166.2% in Central China, 76.7% in Southwest China, 49.1% in South China, 22.1% in North China, 7.7% in East China, and 5.1% in Northeast China, domestic sales during the second quarter of 2017 increased by 16.2% as compared to the same period of the prior year.

As for the RMB selling price, the increase was mainly due to more sales of higher end product of modified PA66, Plastic Alloy, PLA and PPO in China.

Overseas sales were US$33.0 million in the second quarter of 2017 compared to US$35.7 million in the same period of the prior year. The ROK customer has an outstanding balance of US$65.1 million, among which balance of US$31.9 million was overdue as of June 30, 2017. The ROK customer has made payment of US$42.5 million in the first half year of 2017 and expect to pay off the outstanding balance in the third quarter of 2017.

The following table summarizes the breakdown of revenues by categories in millions of US$:

(in millions, except percentage)	Revenues For the Three-Month Period Ended June 30,
	2017		2016		Change in	Change in
	Amount	%	Amount	%	Amount	%
Plastic Alloy	101.9	32.5%	99.8	36%	2.1	2.1%

Modified Polyamide 66 (PA66)	75.4	24.0%	60.4	21.8%	15.0	24.8%

Modified Polyamide 6 (PA6)	59.4	18.9%	59.5	21.5%	(0.1)	(0.2)%

Modified Polypropylene (PP)	49.8	15.9%	43.1	15.6%	6.7	15.5%

Modified Polylactic acid (PLA)	12.0	3.8%	0.1	0.0%	11.9	11,900.0%

Modified Acrylonitrile butadiene styrene (ABS)	8.1	2.7%	10.0	3.6%	(1.9)	(19.0)%

Polyphenylene Oxide (PPO)	4.8	1.5%	2.8	1.0%	2.0	71.4%

Polyoxymethylenes (POM)	2.2	0.7%	0.9	0.3%	1.3	144.4%

Raw Materials	0.0	0%	0.5	0.2%	(0.5)	(100.0)%

Total Revenues	313.6	100%	277.1	100%	36.5	13.2%

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Three-Month Period Ended June 30,
	2017		2016		Change in	Change in
	MT	%	MT	%	MT	%
Modified Polypropylene (PP)	30,893	29.5%	24,242	27.1%	6,651	27.4%

Plastic Alloy	30,483	29.1%	28,131	31.5%	2,352	8.4%

Modified Polyamide 6 (PA6)	18,821	18.0%	16,953	19.0%	1,868	11.0%

Modified Polyamide 66 (PA66)	17,982	17.3%	14,804	16.5%	3,178	21.5%

Modified Acrylonitrile butadiene styrene (ABS)	3,738	3.6%	4,102	4.6%	(364)	(8.9)%

PLA	1,183	1.1%	10	0.0%	1,173	11,730.0%

Polyphenylene Oxide (PPO)	765	0.7%	420	0.5%	345	82.1%

Polyoxymethylenes (POM)	752	0.7%	280	0.3%	472	168.6%

Raw Materials	0.0	0.0%	461	0.5%	(461)	(100.0)%

Total Sales Volume	104,617	100%	89,403	100%	15,214	17.0%

The Company continued to shift production mix from traditional ABS to higher-end products such as PA66, POM, PLA and PPO, primarily due to (i) greater growth potential of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) better quality from end consumer recognition of higher-end cars made by automotive manufacturers from Chinese and Germany joint ventures, and U.S. and Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Profit Margin

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2017	2016	Amount	%
Gross Profit	$63.1	$60.3	$2.8	4.6%
Gross Profit Margin	20.1%	21.8%		(1.7)%

Gross profit was US$63.1 million in the second quarter ended June 30, 2017, compared to US$60.3 million in the same period of 2016.   Our gross margin decreased to 20.1% during the second quarter ended June 30, 2017 from 21.8% during the same quarter of 2016 primarily due to the lower gross margin of higher-end products in domestic market for the second quarter ended June 30, 2017 as compared to that of the prior year.

General and Administrative Expenses

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2017	2016	Amount	%
General and Administrative Expenses	$8.8	$6.6	$2.2	33.3%
as a percentage of revenues	2.8%	2.4%		0.4%

General and administrative (G&A) expenses were US$8.8 million for the quarter ended June 30, 2017 compared to US$6.6 million in the same period in 2016, representing an increase of 33.3%, or US$2.2 million. This increase is primarily due to the increase of (i) US$1.3 million in salary and welfare which was resulted from the increase in the number of management and general staff from supporting departments and in the average salary and bonus; (ii) US$0.3 million in professional fee; (iii) US$0.2 million in depreciation and amortization; (iv) US$0.1 million in taxation and (v) US$0.1 million in rental fee.

Research and Development Expenses

	Three–Month Period Ended June 30,		Change
(in millions, except percentage)	2017	2016	Amount	%
Research and Development Expenses	$9.5	$5.9	$3.6	61.0%
as a percentage of revenues	3.0%	2.1%		0.9%

Research and development (R&D) expenses were US$9.5 million during the quarter ended June 30,  2017 compared with US$5.9 million during the same period in 2016, an increase of US$3.6 million, or 61.0%. This increase was primarily due to (i) elevated R&D activities to meet the higher quality requirements of potential customers from Europe mainly engaged in automobile accessories industry;  (ii) increased efforts directed towards applications in new electrical equipment and electronics, alternative energy applications, power devices, aviation equipment and ocean engineering, in addition to other new products primarily for advanced industrialized applications in the automobile sector and in new verticals such as ships, airplanes, high-speed rail, 3D printing materials, biodegradable plastics, and medical devices; and (iii) an increase in depreciation expenses after additional R&D equipment was put into use at Sichuan Xinda.

As of June 30, 2017, the number of ongoing research and development projects was 286. We expect to complete and commence to realize economic benefits on approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period.

Operating Income

Total operating income was US$44.0 million in the second quarter ended June 30, 2017 compared to $47.4 million in the same period of 2016, representing a decrease of 7.2% or US$3.4 million. This decrease is primarily due to higher G&A expenses and higher R&D expenses.

Interest Income (Expenses)

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2017	2016	Amount	%
Interest Income	$1.0	$1.6	$(0.6)	(37.5)%
Interest Expenses	(12.0)	(10.6)	(1.4)	13.2%
Net Interest Expenses	$(11.0)	$(9.0)	$(2.0)	22.2%
as a percentage of revenues	(3.5)%	(3.3)%		(0.2)%
Net interest expenses were US$11.0 million for the three-month period ended June 30, 2017, compared to $9.0 million in the same period of 2016, representing an  increase of 22.2% or US$2.0 million, primarily due to (i) the increase of interest expense due to the increase of average short-term and long-term loan balance in amount of US$849.0 million for the three-month period ended June 30, 2017 compared to US$496.6 million for the same period in 2016, which was partially offset by the decrease of weighted loan interest rate of 4.9% for the three-month period ended June 30, 2017 as compared to 5.2% of the same period of 2016.and (ii) a decrease of interest income resulting from the average interest rate decreased to 1.5% for the three-month period ended June 30, 2017 compared to 2.4 % of the same period in 2016, and  the decrease of average deposit balance in the amount of US$266.9 million for the three-month period ended June 30, 2017 compared to US$409.6 million for the same period in 2016.
Income Taxes

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2017	2016	Amount	%
Income before Income Taxes	$32.2	$38.6	$(6.4)	(16.6)%
Income Tax Expense	(4.1)	(5.3)	1.2	(22.6)%
Effective income tax rate	12.8%	13.6%		(0.8)%

The effective income tax rates for the three-month periods ended June 30, 2017 and 2016 were 12.8% and 13.6%, respectively. The decrease of effective income tax rate was primarily due to a greater portion of the profit generated by Sichuan Xinda which enjoys preferential tax rate and the increase of super deduction of R&D expense. The effective income tax rate for the three-month ended June 30, 2017 differs from the PRC statutory income tax rate of 25% primarily due to the effect of tax rate difference on various subsidiaries not subject to the PRC statutory income tax rate.

Our PRC and Dubai subsidiaries have US$557.8 million of cash and cash equivalents, restricted cash and time deposits as of June 30, 2017, which are planned to be indefinitely reinvested in the PRC and Dubai. The distributions from our PRC and Dubai subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries. In addition, due to our policy of indefinitely reinvesting our earnings in Dubai, UAE, we have not provided for deferred income tax liabilities related to Dubai Xinda in Dubai, UAE, on undistributed earnings.

Net Income

As a result of the above factors, we had a net income of US$28.1 million in the second quarter of 2017 compared to a net income of US$33.3 million in the same quarter of 2016.

Six months ended June 30, 2017 compared to six months ended June 30, 2016
Revenues
Revenues were US$551.4 million in the six-month period ended June 30, 2017, an increase of US$59.2 million, or 12.0%, compared with US$492.2 million in the same period of last year, due to approximately 14.4% increase in sales volume, 2.8% increase in the average RMB selling price of our products, and 5.0% negative impact from exchange rate due to weakening RMB against US dollars, as compared with those of last year.
According to the China Association of Automobile Manufacturers, Automobile production in China increased by 4.6% for the first six months of 2017 as compared to the same period of 2016. An improvement in macroeconomic conditions since 2016 has improved business conditions. Driven by increased growth of 100.6% in Central China, 70.5% in South China, 53.0% in Southwest China and 18.4% in North China, and 6.8% in Northeast China, domestic sales during the six-month period ended June 30, 2017 increased by 13.6% as compared to the same period of the prior year.

As for the RMB selling price, the increase was mainly due to more sales of higher-end products in domestic market of PA66, PLA and PPO in China.

Overseas sales were US$33.0 million in H1 2017 compared to US$35.7 million in the same period of the prior year. The ROK customer has an outstanding balance of US$65.1 million, among which balance of US$31.9 million was overdue as of June 30, 2017. The ROK customer has made payment of US$42.5 million in the first half year of 2017 and expects to pay off the outstanding balance in the third quarter of 2017.
The following table summarizes the breakdown of revenues by categories in millions of US$:
(in millions, except percentage)	Revenues For the Six-Month Period Ended June 30,
	2017		2016		Change in	Change in
	Amount	%	Amount	%	Amount	%
Modified Polyamide 66 (PA66)	140.1	25.4%	111.3	22.6%	28.8	25.9%

Plastic Alloy	164.6	29.9%	159.8	32.5%	4.8	3.0%

Modified Polyamide 6 (PA6)	117.0	21.2%	110.6	22.4%	6.4	5.8%

Modified Polypropylene (PP)	87.8	15.9%	83.0	16.9%	4.8	5.8%

Modified Acrylonitrile butadiene styrene (ABS)	14.5	2.6%	18.6	3.8%	(4.1)	(22.0)%

PLA	12.1	2.2%	0.1	0.0%	12.0	12,000.0%

Polyphenylene Oxide (PPO)	10.6	1.9%	6.2	1.3%	4.4	71.0%

Polyoxymethylenes (POM)	4.7	0.9%	1.7	0.3%	3.0	176.5%

Raw Materials	0.0	0.0%	0.9	0.2%	(0.9)	(100.0)%
Total Revenues	551.4	100%	492.2	100%	59.2	12.0%

The following table summarizes the breakdown of metric tons (MT) by product mix:
(in MTs, except percentage)	Sales Volume For the Six-Month Period Ended June 30,
	2017		2016
	MT	%	MT	%	Change in MT	Change in %
Modified Polyamide 66 (PA66)	32,590	17.2%	27,044	16.3%	5,546	20.5%

Plastic Alloy	55,003	28.9%	50,915	30.6%	4,088	8.0%

Modified Polyamide 6 (PA6)	36,825	19.4%	31,773	19.1%	5,052	15.9%

Modified Polypropylene (PP)	54,321	28.6%	46,419	27.9%	7,902	17.0%

Modified Acrylonitrile butadiene styrene (ABS)	6,600	3.5%	7,637	4.6%	(1,037)	(13.6)%

PLA	1,194	0.6%	11	0.0%	1,183	10,754.5%

Polyphenylene Oxide (PPO)	1,670	0.9%	930	0.6%	740	79.6%

Polyoxymethylenes (POM)	1,614	0.8%	550	0.3%	1,064	193.5%

Raw Materials	216	0.1%	879	0.6%	(663)	(75.4)%
Total Sales Volume	190,033	100%	166,158	100%	23,875	14.4%

The Company continued to shift production mix from traditional ABS to higher-end products such as PA66, PA6, POM and PPO, primarily due to (i) greater growth potential of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) better quality from and consumer recognition of higher-end cars made by automotive manufacturers from Chinese and Germany joint ventures, and U.S. and Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Profit Margin
	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2017	2016	Amount	%
Gross Profit	$97.9	$95.2	$2.7	2.8%
Gross Profit Margin	17.8%	19.3%		(1.5)%
Gross profit was US$97.9 million during the six months ended June 30, 2017, as compared to US$95.2 million in the same period of 2016.   Our gross margin decreased to 17.8% during the six months ended June 30, 2017 from 19.3% during the same quarter of 2016 primarily due to the lower gross margin of higher-end products in domestic market during the six months ended June 30, 2017 as compared to that of the prior year.
General and Administrative Expenses
	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2017	2016	Amount	%
General and Administrative Expenses	$15.9	$11.7	$4.2	35.9%
as a percentage of revenues	2.9%	2.4%		0.5%

General and administrative (G&A) expenses were US$15.9 million in the six-month period ended June 30, 2017 compared to US$11.7 million in the same period in 2016, representing an increase of 35.9%, or US$4.2 million. This increase is primarily due to the increase of (i) US$3.7 million in salary and welfare which was due to the increase in the number of management and general staff from supporting departments and in the average salary; (ii) US$0.3 million of depreciation and amortization.

Research and Development Expenses
	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2017	2016	Amount	%
Research and Development Expenses	$15.4	$10.8	$4.6	42.6%
as a percentage of revenues	2.8%	2.2%		0.6%

Research and development (R&D) expenses were US$15.4 million during for the six months ended June 30, 2017 compared with US$10.8 million during the same period in 2016, an increase of US$4.6 million, or 42.6%. This increase was primarily due to (i) elevated research and development activities to meet the higher quality requirements of potential customers from Europe mainly engaged in automobile accessories industry;  (ii) increased efforts directed towards applications in new electrical equipment and electronics, alternative energy applications, power devices, aviation equipment and ocean engineering, in addition to other new products primarily for advanced industrialized applications in the automobile sector and in new verticals such as ships, airplanes, high-speed rail, 3D printing materials, biodegradable plastics, and medical devices; and (iii) an increase in depreciation expenses after additional R&D equipment was put into use at Sichuan Xinda.

As of June 30, 2017, the number of ongoing research and development projects was 286. We expect to complete and commence to realize economic benefits on approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period.
Operating Income
Total operating income was US$65.4 million for the six months ended June 30, 2017 compared to US$72.0 million in the same period of 2016, representing a decrease of 9.2% or US$6.6 million. This decrease is primarily due to higher G&A expenses and higher research and development expenses.
Interest Income (Expenses)
	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2017	2016	Amount	%
Interest Income	$2.1	$3.2	$(1.1)	(34.4)%
Interest Expenses	(22.0)	(21.5)	(0.5)	0.2%
Net Interest Expenses	$(19.9)	$(18.3)	$(1.6)	8.7%
as a percentage of revenues	(3.6)%	(3.7)%		0.1%
Net interest expenses were US$19.9 million for the six-month period ended June 30, 2017, compared to $18.3 million in the same period of 2016, representing an increase of 8.7% or US$1.6 million, primarily due to (i) the increase of interest expense due to the increase of average short-term and long-term loan balance in amount of US$818.7 million for the six-month period ended June 30, 2017 compared to US$457.4 million for the same period in 2016, which was partially offset by the decrease of interest rate of 1.3% for the six-month period of 2017 as compared to 1.7% of the same period of 2016 and (ii) a decrease of interest income resulting from the average interest rate decreased to 4.8% for the six-month period ended June 30, 2017 compared to 5.2% of the same period in 2016, which was partially offset by the increase of average deposit balance in the amount of US$752.6 million for the six-month period ended June 30, 2017 compared to US$388.6 million for the same period in 2016.
Income Taxes
	Six Month Period Ended June 30,		Change
(in millions, except percentage)	2017	2016	Amount	%
Income before Income Taxes	$45.7	$54.5	$(8.8)	(16.1)%
Income Tax Expense	(7.7)	(9.8)	2.1	(21.4)%
Effective income tax rate	16.8%	18.0%		(1.2)%
The effective income tax rate for the six-month period ended June 30, 2017 and 2016 were 16.8% and 18.0%, respectively. The decrease of effective income tax rate was primarily to a greater portion of the profit generated by Sichuan Xinda which enjoys preferential tax rate and the increase of super deduction of R&D expense. The effective income tax rate for the six-month ended June 30, 2017 differs from the PRC statutory income tax rate of 25% primarily due to the effect of tax rate difference on various subsidiaries not subject to the PRC statutory income tax rate.

Net Income
As a result of the above factors, we had a net income of US$38.0 million for the six months ended June 30, 2017 compared to net income of US$44.7 million in the same period of 2016.
Selected Balance Sheet Data as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016	Change
(in millions, except percentage)			Amount	%
Cash and cash equivalents	279.8	168.1	111.7	66.4%
Restricted cash	120.1	103.5	16.6	16.0%
Time deposits	159.7	184.8	(25.1)	(13.6)%
Accounts receivable, net of allowance for doubtful accounts	152.0	410.0	(258.0)	(62.9)%
Inventories	363.2	280.9	82.3	29.3%
Prepaid expenses and other current assets	306.5	125.4	181.1	144,4%
Property, plant and equipment, net	826.0	806.4	19.6	2.4%
Land use rights, net	26.0	22.5	3.5	15.6%
Prepayments to equipment and construction suppliers	63.1	14.2	48.9	344.4%
Other non-current assets	0.6	10.5	(9.9)	(94.3)%
Total assets	2,297.3	2,126.5	170.8	8.0%
Short-term bank loans, including current portion of long-term bank loans	642.2	444.8	197.4	44.4%
Bills payable	167.9	148.4	19.5	13.1%
Accounts payable	124.0	320.0	(196.0)	(61.3)%
Income taxes payable, including noncurrent portion	28.7	26.7	2.0	7.5%
Accrued expenses and other current liabilities	259.6	119.3	140.3	117.6%
Long-term bank loans, excluding current portion	195.6	249.5	(53.9)	(21.6)%
Deferred income	75.7	69.3	6.4	9.2%
Redeemable Series D convertible preferred stocks	97.6	97.6	-	-
Stockholders' equity	690.2	634.3	55.9	8.8%

Our financial condition continued to improve as measured by an increase of 8.8% in stockholders' equity as of June 30, 2017 as compared to that of December 31, 2016. Cash and cash equivalents, restricted cash and time deposits increased by 22.6% or US$103.2 million due to the operating cash inflows. Accounts receivable decreased by 62.9% or US$258.0 million due to the management efforts to collect outstanding balances due from the overseas customer. Inventories increased by 29.3% as a result of more purchases of the raw materials and the Company's strategy to stock up the finished goods for the upcoming order. Prepayment to equipment and construction suppliers increased by 344.4% mainly because advance to purchases for the Nanchong Project.  The aggregate short-term and long-term bank loans increased by 20.7% due to the utilization of existing lines of credit. We define the manageable debt level as the sum of aggregate short-term and long-term loans, and notes payable over total assets.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production lines. We have financed these requirements primarily from cash generated from operations, bank borrowings and the issuance of our convertible preferred stocks and debt financings. As of June 30, 2017 and December 31, 2016, we had US$279.8 million and US$168.1 million, respectively, in cash and cash equivalents which were primarily deposited with banks in China (including Hong Kong and Macau SAR), UAE and U.S. As of June 30, 2017, we had US$642.2 million outstanding short-term bank loans (including the current portion of long-term bank loans), including US$392.6 million unsecured loan and US$48.9 million loans secured by accounts receivable, US$56.9 million loans secured by restricted cash, and US$143.8 long-term bank loans that due in one year. We also had US$195.6 million long-term bank loans (excluding the current portion), including US$109.2 million unsecured loan and US$86.4 million syndicate loan facility. Short-term and long-term bank loans in total bear a weighted average interest rate of 4.1% per annum. We have historically been able to make repayments when due. As of June 30, 2017, our current ratio was 1.2 as compared to 1.2 as of December 31, 2016.

A summary of lines of credit for the six-month period ended June 30, 2017 and the remaining line of credit as of June 30, 2017 is as below:

(in millions)	June 30, 2017
	Lines of Credit, Obtained			Remaining Available
Name of Financial Institution	Date of Approval	RMB	USD	USD
Bank of Longjiang, Heilongjiang	March 16, 2016	400.0	59.0	2.8
China Everbright Bank	July 21, 2016	100.0	14.8	7.4
China CITIC Bank	May 19, 2016	100.0	14.8	-
Bank of China	July 28, 2016	1,589.0	234.6	163.0
HSBC	August 16, 2015	193.7	28.6	16.6
Agriculture Bank of China	March 17, 2017	400.0	59.0	29.5
China Construction Bank	January 8, 2016	745.9	110.1	57.6
ICBC	September 27, 2016	2,605.0	384.5	209.3
Societe Generale (China) Limited	March 1, 2017	50.0	7.4	-
Export-Import Bank of China	March 30, 2017	400.0	59.0	29.5
Bank of Communications	January 13, 2017	300.0	44.3	-
Postal Savings Bank of China	March 30, 2017	400.0	59.0	14.7
Sichuan Tianfu Bank		50.0	7.4	-
Subtotal (credit term<=1 year)		7,333.6	1,082.5	530.4
Bank of China	July 28, 2016	335.0	49.5	0.7
Nanchong Shuntou Development Group Ltc.	January 5, 2017	420.0	62.0	-
Subtotal (credit term>1 year)		755.0	111.5	0.7
Total		8,088.6	1,194.0	531.1

We have historically been able to make repayments when due. As of June 30, 2017, we have contractual obligations to pay (i) lease commitments in the amount of US$3.5 million, including US$1.6 million due in one year; (ii) equipment acquisition and facility construction in the amount of US$47.3 million; and (iii) long-term bank loan in the amount of US$360.9 million (including principals and interests).

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

The following table sets forth a summary of our cash flows for the periods indicated.
	Six-Month Period Ended June 30,
(in millions US$)	2017	2016
Net cash provided by (used in) operating activities	152.7	(93.9)
Net cash used in investing activities	(176.3)	(81.3)
Net cash provided by financing activities	130.1	114.4
Effect of foreign currency exchange rate changes on cash and cash equivalents	5.2	(1.1)
Net increase (decrease) in cash and cash equivalents	111.7	(61.9)
Cash and cash equivalents at the beginning of period	168.1	119.9
Cash and cash equivalents at the end of period	279.8	58.0

 Operating Activities
Net cash provided in operating activities increased to US$152.7 million for the six-month period ended June 30, 2017 from net cash outflow by operating activities of US$93.9 million for the six-month period ended June 30, 2016, primarily due to (i) approximately US$270.7 million more cash collected from our customers (ii) the decrease of US$3.4 million interest payments, (iii) the decrease of US$3.3 million in income tax payments for the six-month period ended June 30, 2017, (iv) the increase of US$0.4 million in Interest income received partially offset by (v)  the increase of approximately US$21.0 million in cash operating payments, including raw material purchases, rental and personnel costs (vi) the decrease of approximately US$8.1 million released from restricted cash, (vii)  the decrease of US$2.1 million received from government grant.

Investing Activities

Net cash used in the investing activities was US$176.3 million for the six-month period ended June 30, 2017 as compared to US$81.3 million for the same period of last year, mainly due to (i) the increase of US$241.5 million purchase of property, plant and equipment, (ii) the increase of US$6.2 million acquisition of land use right, and (iii) the decrease of US$1.7 million government grant related to the construction of Sichuan plant, partially offset by (iv) the increase of US$75.2 million refund of deposit from an equipment supplier, (v) the decrease of US$71.2 million purchase of time deposits, and (vi) the increase of US$8.0 million proceeds from maturity of time deposits for the six-month period ended June 30, 2017.

Financing Activities

Net cash provided by the financing activities was US$130.1 million for the six-month period ended June 30, 2017, as compared to US$114.4 million for the same period of last year, primarily as a result of (i) the increase of US$42.1 million borrowings of bank loans, (ii) the increase of US$12.2 million release from restricted cash as collateral for bank borrowings, partially offset by (iii) the increase of US$30.5 million repayments of bank borrowings for the six-month period ended June 30, 2017, and (iv) the increase of US$8.2 million of placement of restricted cash as collateral for bank borrowings.

As of June 30, 2017, our cash and cash equivalents balance was US$279.8 million, compared to US$168.1 million at December 31, 2016.

Days Sales Outstanding ("DSO") has decreased from 96 days for the year ended December 31, 2016 to 92 days for six-month ended June 30, 2017 as a result of the management efforts to improve receivables collection of the customer in ROK.

We believe that our DSO is still well below industry average Industry Standard Customer and Supplier Payment Terms (days) as below:

	Six-month period ended June 30, 2017	Year ended December 31, 2016
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Supplier Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days

Inventory turnover days has increased from 109 days for the year ended December 31, 2016 to 128 days for six-month ended June 30, 2017. Turnover days of payables have decreased from 109 days for the year ended December 31, 2016 to 88 days for six-month ended June 30, 2017.

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

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of June 30, 2017 are as follows:

Contractual obligations	Total	Payment due less than 1 year	1 – 3 years	3-5 years	More than 5 years
Lease commitments	3,497,134	1,552,189	993,299	205,761	745,885
Purchase of land use rights, plant equipment, and construction in progress (2)	47,297,164	46,946,438	350,726	-	-
Long-term bank loans (1)	360,858,345	156,899,780	192,712,182	11,246,383	-
Total	411,652,643	205,398,407	194,056,207	11,452,144	745,885

(1)  Includes interest of US$16.9 million accrued at the interest rate under the loan agreements. For borrowings with a floating rate, the most recent rate as of June 30, 2017 was applied.

(2)   Plant construction and equipment purchase

(i)	Sichuan Xinda

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion in property, plant and equipment and approximately RMB0.6 billion in working capital, for the construction of Sichuan plant.  As of June 30, 2017, the Company has a remaining commitment of RMB63.9 million (equivalent to US$9.4 million) mainly for facility construction.

In September 2016, Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB17.0 million (equivalent to US$2.5 million) to purchase storage facility and testing equipment. Afterward, Sichuan Xinda cancelled 2 contracts with Hailezi for a consideration of RMB1.6 million (equivalent to US$0.2 million).As of June 30, 2017, Sichuan Xinda prepaid RMB6.0 million (equivalent to US$0.9 million) and has a remaining commitment of RMB9.4 million (equivalent to US$1.4 million).

On October 20, 2016, Sichuan Xinda entered into an equipment purchase agreement purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of RMB89.8 million (equivalent to US$13.3 million) to purchase certain production and testing equipment As of June 30, 2017, the Company has a commitment of RMB55.9 million (equivalent to US$8.3 million).

On November 15, 2016, Sichuan Xinda entered into decoration contract with Beijin Construction  to perform indoor and outdoor decoration work for a consideration of RMB237.6 million (equivalent to US$35.0 million).  On February 20, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform outdoor decoration work for a consideration of RMB2.9 million (equivalent to US$0.4 million). On June 10, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform ground decoration work for a consideration of RMB23.8 million (equivalent to US$3.5 million).As of June 30, 2017, Sichuan Xinda prepaid RMB117.3 million (equivalent to US$17.3 million) of which RMB5.5 million (equivalent to US$0.9 million) was transferred to construction in progress and has a remaining commitment of RMB147.0 million (equivalent to US$21.6 million).

In connection with the Nanchong Project discussed in Note 6(i), Sichuan Xinda entered into four equipment purchase contracts with Hailezi for a consideration of RMB2,242.8 million (equivalent to US$331.1 million) to purchase production equipment and testing equipment in March 2017. By the end of June 2017, Sichuan Xinda expected to launch an integrated ERP system, which resulted in the equipment to be purchased under the original contracts with Hailezi not meeting the production requirements. Thus the original contracts have been terminated with the amount of RMB2,222.9 million (equivalent to US$328.1 million) and Hailezi agreed to refund the prepayment at the amount of RMB1,704.9 million (equivalent to US$251.7 million) by the end of March 2018, out of the total prepayment made by Sichuan Xinda of RMB1,722.9 million (equivalent to US$254.3 million). As of June 30, 2017, Sichuan Xinda prepaid RMB18.0 million (equivalent to US$2.6 million) and has a remaining commitment of RMB1.9 million (equivalent to US$0.4 million).

(ii) HLJ Xinda Group

On September 26, 2016 and February 28, 2017, HLJ Xinda Group entered into two equipment purchase contracts with Hailezi for a total consideration of RMB782.2 million (equivalent to US$115.5 million) to purchase storage facility and other equipment. Due to a redesign of outdoor storage facility in June 2017, HLJ Xinda Group entered into a supplementary agreement with Hailezi, which decreased the original contracts amounts to RMB 283.7 million (equivalent to US$41.9). Hailezi refunded RMB369.1 million (equivalent to US$54.5 million) to HLJ Xinda Group on June 22, 2017. As of June 30, 2017, HLJ Xinda Group has a remaining commitment of RMB31.2 million (equivalent to US$4.6 million).

(iii)	Dubai Xinda

On April 28, 2015, Dubai Xinda entered into a warehouse construction contract with Falcon Red Eye Contracting Co. L.L.C. for a total consideration of AED6.7 million (equivalent to US$1.8 million). As of June 31, 2017, the Company has a remaining commitment of AED3.3 million (equivalent to US$0.9 million).

(iv)	Xinda Beijing Investment office building decoration

On March 30, 2017, Xinda CI (Beijing) Investment Holding Co., Ltd. ("Xinda Beijing Investment") entered into a decoration contract with Beijing Fangyuan Decoration Engineering Co., Ltd for a total consideration of RMB5.8 million (equivalent to US$0.8 million) to decorate office building. As of June 30, 2017, the decoration work in the amount of RMB1.4 million (equivalent to US$0.2 million) which was recorded in construction in progress. As of June 30, 2017, the Company has a remaining commitment of RMB4.4 million (equivalent to US$0.6 million).

On June 9, 2017, Xinda Beijing Investment entered into a decoration contract with Beijing Zhonghongwufang Stone Co., for a total consideration of RMB1.2 million (equivalent to US$0.2 million) to decorate office building. As of June 30, 2017, the decoration work in the amount of RMB0.6 million (equivalent to US$0.1 million) which was recorded in construction in progress. As of June 30, 2017, the Company has a remaining commitment of RMB0.6 million (equivalent to US$0.1 million).

Legal Proceedings

The Company and certain of its officers and directors were named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Southern District of New York.  These actions, which alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, were filed on July 15, 2014 and July 16, 2014 and are captioned Yang v. Han, et al., No. 14-cv-5308 (GBD) and Tompkins v. China XD Plastics Company Ltd., et al., No. 14-cv-5359 (GBD), respectively.  On November 21, 2014, the Court consolidated the actions and appointed lead plaintiffs.  On February 17, 2015, the lead plaintiffs filed a Consolidated Class Action Complaint on behalf of a class of all persons other than the defendants who purchased the common stock of China XD Plastics Company Limited between March 25, 2014 and July 10, 2014, both dates inclusive.  Specifically, the lead plaintiffs alleged that the Company and two of its officers made false or misleading statements and/or omitted material facts in the Company's Form 10-K for the year ended December 31, 2013 and the Company's Form 10-Q for the first quarter ended March 31, 2014. They also asserted that the individual defendants are liable because they allegedly controlled the Company during the time the allegedly false and misleading statements and omissions were made.  The lead plaintiffs sought damages in unspecified amounts.  On April 3, 2015, the Company moved to dismiss the Consolidated Class Action Complaint.  On March 23, 2016, the Court entered an Opinion and Order dismissing the Consolidated Class Action Complaint without prejudice.  On May 6, 2016, the lead plaintiffs moved the Court for leave to amend the Consolidated Class Action Complaint.  On June 24, 2016, the Company filed its opposition to the lead plaintiffs’ motion. On August 8, 2016, in conjunction with filing the reply brief in support of their motion, the lead plaintiffs moved to strike certain documents referred to in the Company’s opposition.  The Company filed its opposition to the lead plaintiffs’ motion to strike on September 16, 2016.  The lead plaintiffs filed their reply on October 7, 2016.  On March 8, 2017, the Court entered an Order in the Company’s favor denying the lead plaintiffs’ motion for leave to amend and denying the lead plaintiffs’ motion to strike. The time for the lead plaintiffs to appeal the dismissal of their lawsuits has expired.

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

A hypothetical 1.0% increase in the annual interest rate for all of our credit facilities under which we had outstanding borrowings as of June 30, 2017 would decrease income before income taxes by approximately US$4.2 million for the six-month periods ended June 30, 2017. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

The majority of our revenues are collected in and our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the US$1.00 until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the People's Bank of China allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. The People's Bank of China allowed the RMB and U.S. dollar exchange rate to fluctuate within 1% on April 16, 2012 and 2% on March 17, 2014, respectively. On June 30, 2017, the RMB traded at 6.7744 RMB to 1.00 U.S. dollar.

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

(b) Changes in internal controls.

During the six-month ended June 30, 2017, our efforts to improve our internal controls over financial reporting include (1) adopting procedures to evaluate and assess performance of directors, officers and employees of the Company, (2) internal meetings, discussions, trainings and seminars periodically to review and improve our internal control procedures; (3) recruiting qualified accounting staff in Xinda Beijing Investment with requisite expertise and knowledge to help improve our internal control procedures. We plan to improve on the above-referenced weakness by the end of the fiscal year ending December 31, 2017.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and certain of its officers and directors were named as defendants in two putative securities class action lawsuits filed in the United States District Court for the Southern District of New York.  These actions, which alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, were filed on July 15, 2014 and July 16, 2014 and are captioned Yang v. Han, et al., No. 14-cv-5308 (GBD) and Tompkins v. China XD Plastics Company Ltd., et al., No. 14-cv-5359 (GBD), respectively.  On November 21, 2014, the Court consolidated the actions and appointed lead plaintiffs.  On February 17, 2015, the lead plaintiffs filed a Consolidated Class Action Complaint on behalf of a class of all persons other than the defendants who purchased the common stock of China XD Plastics Company Limited between March 25, 2014 and July 10, 2014, both dates inclusive.  Specifically, the lead plaintiffs alleged that the Company and two of its officers made false or misleading statements and/or omitted material facts in the Company's Form 10-K for the year ended December 31, 2013 and the Company's Form 10-Q for the first quarter ended March 31, 2014. They also asserted that the individual defendants are liable because they allegedly controlled the Company during the time the allegedly false and misleading statements and omissions were made.  The lead plaintiffs sought damages in unspecified amounts.  On April 3, 2015, the Company moved to dismiss the Consolidated Class Action Complaint.  On March 23, 2016, the Court entered an Opinion and Order dismissing the Consolidated Class Action Complaint without prejudice.  On May 6, 2016, the lead plaintiffs moved the Court for leave to amend the Consolidated Class Action Complaint.  On June 24, 2016, the Company filed its opposition to the lead plaintiffs’ motion.  On August 8, 2016, in conjunction with filing the reply brief in support of their motion, the lead plaintiffs moved to strike certain documents referred to in the Company’s opposition.  The Company filed its opposition to the lead plaintiffs’ motion to strike on September 16, 2016.  The lead plaintiffs filed their reply on October 7, 2016.  On March 8, 2017, the Court entered an Order in the Company’s favor denying the lead plaintiffs’ motion for leave to amend and denying the lead plaintiffs’ motion to strike.  The time for the lead plaintiffs to appeal the dismissal of their lawsuits has expired.
Item 1A. Risk Factors

"Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 includes a detailed discussion of risks and uncertainties which could adversely affect our future results.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected. Except as set forth below, during the six months ended June 30, 2017, there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

We may not be able to manage our business expansion effectively, which could harm our business.

We have expanded rapidly by making substantial investments in new markets and geographic regions. For example, on March 17, 2017, we entered into a definitive agreement with People's Government of Shunqing District, Nanchong City of Sichuan Province for the production of 300,000 metric tons of bio-composite materials and additive manufacturing and 20,000 metric tons of functional masterbatch, a high-end color additive process in plastics manufacturing. On July 21, 2017, Heilongjiang Xinda Enterprise Group Company Limited (“HLJ Xinda Group) entered into three investment agreements with the Management Committee of Harbin Economic- Technological Development Zone with respect to the industrial project for 300,000 metric tons of biological composite materials, the industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics and the industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory.  For details, see "Item 1. Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements - Note 6 – Prepayments to equipment and construction suppliers and Note 17 – Subsequent events." We anticipate continuous expansion in our business by entering into new markets serving different industries and geographic regions. Such business expansion requires significant local management resources and personnel, knowledges and expertise in new markets and geographies and building relationship with local suppliers and clients. In order to manage the planned business expansion, we will be required to expand, train and manage our growing employee base. Further our management will be required to learn new markets and geographies and build relationship with local suppliers and clients. We cannot assure you that our current resources, knowledges and business relationships will be adequate to support our current expansion plans. If we are not successful in expanding our personnel, acquiring knowledge and expertise in the new markets and geographies and building relationship with local suppliers and clients, our business may be materially and adversely affected.

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

China XD Plastics Company Limited

Date: August 9, 2017	By:	/s/ Jie Han
Name: Jie Han
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2017	By:	/s/ Taylor Zhang
Name: Taylor Zhang
Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Document Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.