Form 10-K
period 2017-12-31
China XD Plastics Co Ltd
filed 2018-03-16
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2017 was approximately $83,414,335.70.

As of March 9, 2018, there were 49,727,731 shares of common stock, par value US$0.0001 per share, outstanding.

Documents incorporated by reference: None.

CHINA XD PLASTICS COMPANY LIMITED
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

PART I

ITEM 1.   BUSINESS.
Our Business
China XD Plastics Company Limited ("China XD", "we", and the "Company", and "us" or "our" shall be interpreted accordingly) is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China and to a lesser extent, in Dubai, United Arab Emirates ("UAE").  Through our wholly-owned subsidiaries Heilongjiang Xinda Enterprise Group Company Limited ("HLJ Xinda Group"), Sichuan Xinda Enterprise Group Company Limited ("Sichuan Xinda"), and AL Composites Materials FZE ("Dubai Xinda"), we manufacture and sell polymer composite materials (a broader category including modified plastics), primarily for automotive applications. We develop our products using our proprietary technology through our wholly-owned research laboratory owned by HLJ Xinda Group and has 444 certifications from manufacturers in the automobile industry as of December 31, 2017. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang Province.  Our research and development (the "R&D") team consists of 522 professionals and 11 consultants, including one consultant who is an academician of Chinese Academy of Engineering. As a result of the combination of our academic and technological expertise, we have a portfolio of 442 patents, 31 of which we have obtained the patent registration in China and the applications for the remaining 411 of which are pending in China as of December 31, 2017.

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

China XD's primary end-market is the Chinese automotive industry that has been rapidly growing for the past few years where our modified plastics are used by our customers to fabricate the following auto components: exteriors (automobile bumpers, rearview and sideview mirrors, license plate parts), interiors (door panels, dashboard, steering wheel, glove compartment and safety belt components), and functional components (air conditioner casing, heating and ventilation casing, engine covers, and air ducts). Our specialized plastics are utilized in more than 30 automobile brands manufactured in China, including leading brands such as Audi, Mercedes Benz, BMW, Toyota, Buick, Chevrolet, Mazda, Volvo, Ford, Citroen, Jinbei and VW Passat, Golf, Jetta, etc.. As of December 31, 2017, 444 of HLJ Xinda Group's automotive-specific modified plastic products have been certified by one or more of the automobile manufacturers in China and are in commercial production. As of December 31, 2017, 277 of our products were in the process of product certification by automobile manufacturers. In addition, since the second quarter of 2016, the Company has resumed its presence in the Republic of Korea (the "ROK") by selling to the ROK customer primarily higher-end Plastic Alloy after the suspension of the sales to the  ROK customer, which resumed our entry into the international market.

We operate three manufacturing bases in Harbin, Heilongjiang and one manufacturing base in Nanchong, Sichuan Province, in the People's Republic of China (the "PRC"). In addition, we completed and started the trial production in the plant in Dubai, UAE with additional 2,500 metric tons under 10 trial production lines targeting high-end products for the overseas markets.  As of December 31, 2017, in domestic market, we had approximately 606,000 metric tons of production capacity across 134 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwanese conveyer systems. Prior to December 2012, we had approximately 255,000 metric tons of annual production capacity across 58 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems. In December 2012, we further expanded our third production base in Harbin with additional 135,000 metric tons of annual production capacity, bringing total installed production capacity in our three production bases to 390,000 metric tons with additional 30 new production lines. In December 2013, we broke ground on the construction site of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total domestic installed production capacity to 690,000 metric tons with additional 70 new production lines at the completion of the construction of our fourth production plant. Sichuan Xinda has supplied to its customers since 2013, mainly backed by production capacity in our Harbin production plant in its inception. We installed 50 production lines with production capacity of 216,000 metric tons in the second half of 2016 in our Sichuan plant.  As of December 31, 2017, there is still construction ongoing on the site of our Sichuan plant which is to be expected to be completed by the end of the second quarter of 2018. In order to meet the increasing demand from our customer in the ROK and to develop potential overseas markets, Dubai Xinda obtained one leased property and two purchased properties, approximately 52,530 square meters in total, including one leased 10,000 square meters, and two purchased 20,206 and 22,324 square meters on January 25, 2015, June 28, 2016 and September 21, 2016, respectively, from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE, with constructed building comprising warehouses, offices and service blocks. In addition to the earlier 10 trial production lines in Dubai Xinda, the Company is planning to complete installing 45 production lines with 12,000 metric tons of annual production capacity by end of April, 2018, and an additional 50 production lines with 13,000 metric tons of annual production capacity by end of 2018, bringing total installed production capacity in Dubai Xinda to 25,000 metric tons, targeting high-end products for the overseas market.

In July 2017, the HLJ Xinda Group launched new industrial development project with the Management Committee of Harbin Economic - Technological Development Zone.  It  includes an industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastic resins, which we expect will be completed by the end of June 2018. Also included is an industrial project for 300,000 metric tons of biological composite materials, an industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory, all of which we expect to be completed by the end of July 2019.

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

In response to our rapid business expansion and in order to be eligible for certain beneficial tax policies for certain regions in China, we undertook a group restructuring plan.

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

On October 16, 2015, Xinda Holding (HK) set up Xinda CI (Beijing) Investment Holding Co., Ltd. ("Xinda Beijing Investment") in order to manage domestic companies in mainland China. Pursuant to the agreement of shareholders of Xinda Beijing Investment signed on December 1, 2017, 100% equity of Xinda Beijing Investment was transferred to HLJ Xinda Group at the cost of RMB1.00 (equivalent to US$0.15). On December 27, 2017, Xinda Beijing Investment was renamed as Xinda CI (Beijing) Enterprise Management Co., Ltd. ("Xinda CI (Beijing)").

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

On February 16, 2017, the Board has received a preliminary nonbinding proposal letter from the Chairman and Chief Executive Officer, Mr. Jie Han ("Mr. Han"), XD Engineering Plastics Company Limited ("XD Engineering"), a company incorporated in the British Virgin Islands and wholly owned by Mr. Han, and MSPEA Modified Plastics Holding Limited, an affiliate of Morgan Stanley Private Equity Asia III, Inc. (collectively, the "Buyer Consortium"), to acquire all of the outstanding shares of common stock of the Company not already beneficially owned by the Buyer Consortium in a "going-private" transaction (the "Transaction") for US$5.21 per share of common stock in cash. The proposal letter states that the Buyer Consortium expects that the Board will appoint a special committee of independent directors to consider the proposal and make a recommendation to the Board. The proposal letter also states that the Buyer Consortium will not move forward with the proposed Transaction unless it is approved by such a special committee, and the proposed Transaction will be subject to a nonwaivable condition requiring approval by majority shareholder vote of shareholders other than the Buyer Consortium members. The Buyer Consortium currently beneficially owns approximately 74% of the issued and outstanding shares of common stock of the Company on a fully diluted and as-converted basis. The Board has established a special committee (the "Special Committee") of disinterested directors to consider the proposal The Special Committee is composed of the following independent directors of the Company: Mr. Lawrence W. Leighton (Mr. Lawrence W. Leighton resigned on May 15, 2017), Mr. Feng Li, and Mr. Linyuan Zha, with Mr. Li serving as chairperson of the Special Committee. The Special Committee will be responsible for evaluating, negotiating and recommending to the Board any proposals involving a strategic transaction by the Company with one or more third parties. The Special Committee intends to retain advisors, including an independent financial advisor, to assist in the evaluation of the proposal and any additional proposals that may be made by the Buyer Consortium.

In June 2017, HLJ Xinda Group set up Xinda (Hong Kong) Macromolecule Material Ltd. (HK Macromolecule) and Xinda Deluxe Faith Ltd. (Xinda Faith) in order to expand the international business in Hong Kong.

In December 2017, HLJ  Xinda Group set up (i) Heilongjiang Xinda Enterprise Group Shanghai New Materials Sales Co., Ltd. ("Shanghai Sales");  (ii) Heilongjiang Xinda Enterprise Group (Shanghai) New Materials Research and Development Co., Ltd. ("Shanghai New Materials R&D");  (iii) Heilongjiang Xinda Enterprise Group (Daqing) New Materials Industry and Trade Co., Ltd. ("Daqing New Materials); and (iv) Sichuan Xinda Composite Materials Co., Ltd. ("Sichuan Composite Materials"), in order to promote sales,  engage in & research & development in new materials such as biological composite materials, ships, airplanes, high-speed rail, 3D printing materials, biodegradable plastics, and medical devices.

Corporate Structure

The corporate structure of the Company as of December 31, 2017 was as follows:

Our Industry

According to a research report prepared exclusively for the Company and issued by Frost & Sullivan in 2017, China is estimated to have consumed approximately 22.7 million Metric Tons ("MT") of modified plastic products in 2017, representing an increase of 9.7% compared to 2016. With China being the world's leading manufacturing center and with rising domestic individual consumption, we believe that demand for modified plastics from China will continue to increase in the foreseeable future. As shown in Figure 1, the market demand for modified plastics will reach 30.7 million MT in 2021, representing compound annual growth rates ("CAGR") of 7.8% and 7.5% by sales volume and revenues from 2017 to 2021. Currently, demand for our products is primarily driven by the Chinese automotive industry. In order for plastics to be used in automobile parts and components, they must satisfy specific physical criteria in terms of mechanical functionality, stability under light and heat, durability, flame resistance, and environmental friendliness. Modified plastics are usually found in interior materials, door panels, dashboards, mud flaps, chassis, bumpers, oil tanks, gas valves, grilles, unit heater shells, air conditioner shells, heat dissipating grids, wheel covers, and other components.

Figure 1: Analysis of Chinese Modified Plastics Market: Sales Volume and Revenue, China 2011-2021E

Total Production Capacity by By Manufacturer Type (China), 2011, 2016, 2021E

2,208.0
5,190.3
8,222.2
100%
67.0%
75.1%
80.1%
33.0%
24.9%
19.9%
Total Production Capacity
(Thousand MT)
Local
Non-local
2011
2016
2021E

According to Frost & Sullivan's report, stimulated by the development of China's automotive industry, the Chinese automotive modified plastics market  experienced significant expansion from 2011 to 2016, with a CAGR of 16.2% in sales volume and 16.0% in sales revenue during this period. Due to the drop of crude oil price since the latter half of 2014, market price of modified plastics has experienced an obvious decrease, which undulates sales revenue of the market in 2015. However the overall revenue of Chinese modified plastics has kept stable increase as the fast growing sales volume in different downstream application fields. The production capacity is expected to reach 8.2 million MT in 2021, with a growth of 58.4% from 5.2 million MT in 2016. As illustrated in Figure 2, the Chinese automotive modified plastics market is expected to maintain the decent increase, with CAGR of 12.2% in both sales volume and sales revenue from 2017 to 2021, respectively. In terms of different manufacturer types, domestic manufacturers expanded their production more rapidly than non-local manufacturers, which accounted for 75.1% of the total production capacity in 2016 and is expected to take up to 80.1% by the end of 2021. We believe that the demand for automotive modified plastic in China will grow continuously due to the fast growing Chinese automotive market, the increasing use per unit of plastic content in automobiles and favorable government incentives and regulations. Moreover, domestic producers will likely gain larger market share from imports as they are able to manufacture products with comparable quality at highly competitive prices and close proximity to their customers. We believe that the following are the key drivers for the automotive modified plastic industry in China.

Figure 2: Analysis of Chinese Automotive Modified Plastics Market: Sales Volume and Revenue (China), 2011-2021E
Source: Frost & Sullivan

According to the statistics by the China Association of Automobile Manufacturers ("CAAM") in 2016 production volume of automobiles in China rose from 18,418.9 thousand units in 2011 to 28,118.8 thousand units in 2016 . The growth of Chinese automotive industry is expected to slightly slow down after several years' rapid growth, with a relatively high CAGR of 8.4% from 2017 to 2021. China has exceeded the United States to become the world's largest auto market as measured by the number of automobiles sold. We believe the growth momentum in China's auto sales will remain strong over the next four years. The automotive industry in China is still in its infancy with passenger car ownership of 135 vehicles per 1,000 inhabitants in 2016, which is significantly below Europe's average of 515 and United States' average of 785 according to National Bureau of Statistics, US Department of Energy, Eurosta, Frost & Sullivan.

The obvious gap of automotive ownership per 1,000 people among China, United States and Europe indicates that the Chinese automotive industry still has huge development potential.

The gap is expected to be further narrowed with China's vehicle per 1,000 people growing to 189 in 2021.

Figure 3: Overview of Chinese Macro Economy:

Vehicle Per 1000 People Comparison (Units per 1,000 people), 2011-2021E

Source: National Bureau of Statistics, US Department of Energy, Eurosta, Frost and Sullivan

•
According to the National Bureau of Statistics, the total number of Chinese automobile parts has experienced a rapid growth because of the economic development and the incentive policies issued by the government. The number kept a booming trend and increased from 93,500.0 thousand units in 2011 to 185,590.0 thousand units in 2016, and is forecasted to hit a record of
268,385.8 thousand units by 2021, with a CAGR of 6.7% from 2017 to 2021.

Figure 4: Overview of Chinese Macro Economy: Growth of Automotive Parts(China), 2011-2021E

Source: National Bureau of Statistics, Frost and Sullivan

•Rising personal income in China is one of the key drivers for the rapid growth of the Chinese automobile industry. As shown in Figure 5, China has achieved strong economic growth with nominal GDP increasing from approximately RMB 36,073.8 in 2011 to RMB 53,974.8 in 2016 . And it is expected that China will maintain a steady economic growth during the period from 2017 to 2021. Per Capita Consumption Expenditure of Urban Household in China also shows a decent increase of 49% from 2011 to 2016, and is forecasted to reach RMB 78,647.20 by the end of 2021. Moreover, cars have become more affordable in China as local or joint venture automobile manufacturers continuously expand their production to achieve economies of scale to lower production cost and source cheaper auto parts locally. Growing income and decreasing vehicle prices will continue to make car ownership more affordable for China's rising middle class.

Figure 5: Overview of Chinese Macro Economy and Chinese Auto Market: Growth of Nominal GDP and Per Capita Consumption Expenditure of Urban Household (China), 2011-2021E

Source:  National Bureau of Statistics, International Monetary Fund, and Frost & Sullivan

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

Production volume of electric vehicle (EV) in China grew from 8.6 thousand units in 2011 to 516.6 thousand units in 2016 dramatically, with a CAGR of 126.6% from 2011 to 2016. China was also the largest market of EV in the world in 2016. In the future, backed by capital and incentive policies, EV is still a development focus of auto industry in China.  The production of battery packs for EV increased the demand for automotive modified plastics. Additionally, the level of overall light-weight designs of EV is high. Therefore, the development of EV will be a strong driver of auto modified plastics market in China.

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
China
US
EU

Source: Frost & Sullivan, American Chemistry Council's Plastics Industry Producers' Statistics Group

Increasing Substitution of Imports

Though China's automotive plastic market has been dominated by foreign or joint venture ("JV") companies, Chinese suppliers are continually gaining market share. It is estimated that automotive plastics imported and manufactured by multinational and JV companies accounted for 24.9% of the total China automotive plastic supply in 2016, decreasing from 33.0% in 2011 according to a report by Frost & Sullivan. Compared to foreign competitors including JV companies, local manufacturers can largely benefit from the lower cost and geographical convenience in China and their product sales can be customized with time-efficient after sales services and technical supports. As the local production capacity of both domestic and foreign companies has been expanding, share of imports and multiple national companies is expected to decrease to 19.9% by the end of 2021, while the share of domestic manufacturers is forecast to rise to 80.1% in 2021as they expand at a greater rate than MNC and JV in China.

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

It was stated in the "Investment Guide for Industrial Transforming and Upgrading" (2011) promulgated by  Ministry of  Industry and Information Technology of ghd People's Republic of China  promoted  the modification of waste plastics via the comprehensive utilization of related technologies and suggested the future trend of the application of new materials in the industrial area, including biodegradable plastics, engineering plastics, etc.

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

Our Products

Modified plastic is processed by adding chemical agents and other additives to basic plastic resins to generate or improve certain physical and/or chemical characteristics of plastic, such as heat resistance, hardness, tensile strength, wear resistance, and flame retardance. Based on the type of materials, our products include twelve categories: Modified Polypropylene (PP), Modified Acrylonitrile Butadiene Styrene (ABS), Modified Polyamide 66 (PA66), Modified Polyamide 6 (PA6), Modified Polyoxymethylenes (POM), Modified Polyphenylene Oxide (PPO), Plastic Alloy, Modified Polyphenylene Sulfide (PPS), Modified Polyimide (PI), Modified Polylactic acid (PLA), Poly Ether Ether Ketone (PEEK), and Polyethylene (PE).

Our products are organized into twelve product groups, based on their physical characteristics, as set forth below:

Product Group	Number of Products Certified	Characteristics	Automotive or Other Application
Modified Polyamide 66 (PA66)	50	Abrasive resistance, self-lubrication, high strength, high temperature resistance, and flame resistance	Roof handles, door knobs, transmission connection plates, fan shrouds, glovebox assembles, engine hoods, stents baffle blocks, trajectory, fasteners, etc.

Modified Polyamide 6 (PA6)	40	High temperature resistance, weather resistance, high strength	Inner door knobs, door knobs, hand shanks, transmission connection plates, visor bases, etc.

Plastic Alloy	163	High impact resistance, high temperature resistance, flame resistance, platable	Instrument panels, instrument frames, shields, automotive center stacks, speaker covers, grids, fog light shells, battery bases, seat armrests, luggage holders, etc.

Modified Polypropylene (PP)	165	Non-toxic, odorless, low density, insulated, and low moisture uptake	Instrument panels, inner panels, columns, bumpers, air conditioner shells, door knobs, mudguards, etc.

Modified Acrylonitrile butadiene styrene (ABS)	23	High rigidity, low density, rigidity toughness balance, slow burn, and corrosion resistance	Heat dissipating grids, steering wheel shells, cup holders, seal banks, instrument panels, inner door knobs, wheel covers, etc.

Polyoxymethylenes (POM)	1	High strength, low moisture uptake, size stability, high glass, high temperature resistance, fatigue resistance	Heater fans, signal lamps switches, gas reseior covers, door knobs, hand shanks, fuel pumps, dynamic valves, accelerator pedals, rampetior elements, etc.

Polyphenylene Oxide (PPO)	1	High rigidity, flame retardant, abrasive resistance, pollution resistance, high temperature resistance
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

Modified Polylactic Acid (PLA)	-	Reproducible, good biological compatibility and totally degraded	Glove box handle, seat cover, rearview mirror shell, etc.

Modified Polyimide (PI)	-	Flame resistance, high strength, high temperature resistance, corrosion resistance	Compressor blade, piston ring, sealing washer, bushing, gear, brake block, etc.

PEEK*	N/A	Excellent mechanical and chemical resistance and temperature tolerance	Used in communications and transport electronics and electrical appliances, machinery, medical and analytical equipment

Polyethylene	-	Resistance to shock, low temperature resistance, excellent electrical insulation, corosion resistance	Agricultural film, screw cap, water pipe, gear, food packa

Total	444

*PEEK is primarily used in applications that are unrelated to automotive applications, which does not require certifications and is in the product development stage.

Raw Materials

The principal raw materials used for the production of our modified plastic products are plastic resins such as polypropylene, ABS and nylon. Polypropylene is a chemical compound manufactured from petroleum.  ABS is a common thermoplastic used to make light, rigid, molded products such as automotive body parts and wheel covers.  Nylon is a thermoplastic silky material. Approximately 67.0% of our total raw materials purchased by volume are sourced from overseas petrochemical enterprises and 33.0% from domestic petrochemical enterprises during the year ended December 31, 2017.

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

Because raw materials constitute a substantial part of the cost of our products, we seek to reduce costs by dealing with major suppliers. During the year ended December 31, 2017, the Company purchased approximately 54.3% of the Company's raw materials from five major suppliers. By dealing in large quantities with these major suppliers, we obtain reduced prices for raw materials, therefore reducing the cost of our products. If we were unable to purchase from these suppliers, we believe we would still have adequate sources of raw materials from other petrochemical distributors without material impact on the cost of our products.

Research and Development

HLJ Xinda Group and Sichuan Xinda were organized to provide us with ongoing additions to our technology through advanced development methods, which represent the key to our competitive strength and success. Our goal is to utilize our state-of-the-art methods, equipment and our technical expertise to produce plastics of the highest quality that are cost-efficient for our customers. Toward this end, we have staffed HLJ Xinda Group Sichuan Xinda and AL Composites with 109 employees who have Ph.D. and/or Master's degrees, 392 employees who have Bachelor's degrees, and 21 employees with Associate Bachelor's degrees.  In addition, we have 11 consultants, including one consultant who is an academician of the Chinese Academy of Engineering. On average, our employees have been working in our industry for more than three years, and our key R&D employees have on average more than 10 years of experience in our industry.

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

All our significant research and development activities are overseen by the members of our Scientific Advisory Board, which we have assembled from the leaders in China's chemical engineering industry.  Currently, the members of the Scientific Advisory Board are:

●	Xigao Jian: Member of Chinese Academy of Engineering, Professor of Dalian University of Technology
●	Chao Bi: Associate Professor of School of Mechanical and Electrical Engineering of Beijing University of Chemical Technology
●	Jian Yu: Professor of Institute of Polymer Science, Tsinghua University
●	Huiliang Zhang: Researcher of Researcher of Changchun Institute of Applied Chemistry of the Chinese Academy of Sciences
●	Yanbin Chi: Professor of Xi'an University of Architecture and Technology
●	Bin Zhao: General Manager of Ningbo ZHongniyiEnergy Saving Technology Co., Ltd.
●	Yan Jin: Professor of Beijing Research Institute of Chemical Engineering, China Petroleum Chemical Corporation
●	Meiying Han: Vice General Manager of Yantai Dongyi Plastics Co., Ltd.
●	Yongquan Li: Researcher of China Petroleum & Chemical Corporation Beijing Chemical Industry Research Institute
●	Shuxi Chang: Engineer in Field of Nanjing Branch of Valeo Automotive Air Conditioning Co., Ltd.(Hu Bei )
●	Yanwen Du: General Manager of Key Point Inc., General Motors

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

Our research and development expenses were US$36,838,261, US$47,989,665 and US$21,061,345 during the years ended December 31, 2017, 2016, and  2015, respectively.

Intellectual Property

Patents

As a result of our collection of academic and technological expertise, we have 31 approved patents and 411 pending patent applications in China, as set forth in the following table:
No	Patent Name	Application No	Date	Status
1	A preparation method of polylactic acid used in auto dashboard	201110035716.10	February 11, 2011	Authorized

2	A high impact and high heat-resistant flame retardant ABS composite material reinforce by glass fiber and its preparation process	201110268625.20	September 13, 2011	Authorized

3	Supercritical fluid rapid diffusion synthesis of nano calcium carbonate enhanced microcrystalline polypropylene composites	200910073402.30	December 11, 2009	Authorized

4	A rapid detection method of the tensile propertie of modified PP used in auto specially by non-standard situation	201110094454.60	April 15, 2015	Authorized

5	A high toughness,low warpage and high-mobility PET/PBT/PC alloy renforced by glass fiber and its preparation method	201110235189.90	August 17,2011	Authorized

6	A preparation method of polypropylene resin foam particles with supercritical CO2 act	201110230302.40	August 12,2011	Authorized

7	A high-powered aircraft tail composite material and its preparation process	201110196209.60	July 13, 2011	Authorized

8	A method for automotive interior low odor, low VOC, high performance polypropylene composites	201010258937.00	August 20, 2010	Authorized

9	A high-strength carbon fiber reinforced polyetheretherketone composite material and its preparation method	201210114931.50	April 20, 2012	Authorized

10	High performance halogen-free flame-retardant PC / ABS composite material and its preparation method	201210201826.50	June 19, 2012	Authorized

11	Graphene / polymer conductive composites	201210411231.20	October 25, 2012	Authorized

12	A high temperature conductive PPO/PA6 alloy material and its preparation method	201210241856.90	July 13, 2012	Authorized

13	High-performance, green flame retardant reinforced PA66 composites technology	201210260160.00	July 26, 2012	Authorized

14	An antistatic LSOH flame retardant PC / ABS alloy material and its preparation method	201210296750.90	August 20, 2012	Authorized

15	A free primer and sprayed directly on the bumper composites	201210306240.50	August 27, 2012	Authorized

16	A long glass fiber reinforced polypropylene material and its preparation method	201210362626.80	September 26, 2012	Authorized

17	A modified Kevlar fiber reinforced PA66 material and its preparation method	201210369747.50	September 29, 2012	Authorized

18	A high toughness wear-resistant fiberglass /PA6 composites for rail transit fasteners	201210396122.80	October 18, 2012	Authorized

19	A glass fiber reinforced poly (ethylene terephthalate) / polycarbonate alloy	201210403197.40	October 22, 2012	Authorized

20	A production method of antimicrobial, hydrophilic polypropylene particle	201210411680.70	October 25, 2012	Authorized

21	A glass fiber, SiO2 enhanced toughening polyphenylene sulfide material and its preparation method	201210439116.60	November 7, 2012	Authorized

22	A high mobility of polyvinyl alcohol / lignin WPC	201310203047.30	May 28, 2013	Authorized

23	A applied to electrostatic spraying PPO/PA6 alloy material and its preparation method	201310367459.00	August 22, 2013	Authorized

24	Preparation method of impact-resistant strain of modified polylactic acid material	201310468059.90	October 10, 2013	Authorized

25	A free spray paint bumper with modified material and preparation method	201310468057.X	October 10, 2013	Authorized

26	A stereoscopic word based on 3D printing	201520229477.70	April 16, 2015	Authorized

27	A medical chest straps based on 3D printing technology and its preparation method	201510290769.60	June 1, 2015	Authorized

28	A 3D printing withABS composite material and its preparation method	201610073934.70	February 3, 2016	Authorized

29	A kind of starch based biodegradable plastics and its preparation method	201610078670.40	February 5, 2016	Authorized

30	A high heat-resistant PC / ASA alloy material and its preparation method	201010508149.20	October 15, 2010	Authorized

31	An extrusion grade sisal fiber reinforced polypropylene composite material and its preparation process	201210357867.30	September 25, 2012	Authorized

32	A preparation method of the thermoplastic elastomers PP with high mobility and high resistance of deformation	201110035725.00	February 11, 2011	Pending

33	A special material of cooling grille with high heat resistance and high weather resistance	201110094466.90	April 15, 2011	Pending

34	A preparation method of easily dispersed and easily processimg polyprolene composite material	201110158511.20	June 14, 2011	Pending

35	A preparation method of high heat-resistant and high rigid PLA composite material reinforced by fully biodegrdable natural fiber	201110158512.70	June 14, 2011	Pending

36	A preparation method of polylactic acid used composite material modified by hydroxyapatite with supercritical water act	201110268687.30	September 13, 2011	Pending

37	Apreparation process of ABS alloy with high impact performance and high heat resistance	201110122586.50	May 12, 2011	Pending

38	A preperation process of high weathering colour ASA resin	201110347336.10	February 11, 2011	Pending

39	A high impact PA6 composite material with core-shell toughening and its preparation method	201110196226.X	July 13, 2011	Pending

40	A preparation method of polymer composites with high toughness	201110035736.90	February 11, 2011	Pending

41	A polypropylene composite material used in battery tank of new source of energy automobile and its preperation method	201110347320.00	November 7, 2011	Pending

42	A high toughness of polycarbonate blends material and its preparation method	201110319832.60	December 20, 2011	Pending

43	A preparation method of glass fiber reinforced polyether ether ketone with high strength and high heat resestance	201110399890.40	December 5, 2011	Pending

44	A preparation process of the premixed screening system	201110158488.70	June 14, 2011	Pending

45	A molding method suitable PEEK	201010173663.50	May 17, 2010	Pending

46	An anti-aging, anti-yellowing, low odor polypropylene composite material and its preparation method	201010508177.40	October 15, 2010	Pending

47	A preparation process of centralized control method used in plastic production line	201110122566.80	May 12, 2011	Pending

48	A preparation methed of the plastic production line with high performance and high honogeneity	201110233488.90	August 16, 2011	Pending

49	A rapid detection method of the impact propertie of midfide plastics used in automobile specially	201110158528.80	June 14, 2011	Pending

50	A alloy material of high-impact, high-brightness ASA	201010543439.00	November 15, 2010	Pending

51	A high notched impact PA / ASA alloy material and its preparation method	201010230061.90	July 19, 2010	Pending

52	A preparation method of SiO2/CaCO3 nano-composite particles modified polypropylene	201010282042.00	September 15, 2010	Pending

53	Nano-ZnO filled with modified PEEK film and its preparation method	201010258955.90	August 20, 2010	Pending

54	A method for automotive interior matte, anti-scratch modified polypropylene composites	201010230064.20	July 19, 2010	Pending

55	A microporous zeolite materials modified PEEK and its preparation method	201010282022.30	September 15,2010	Pending

56	A lower mold shrinkage ratio method of calcium carbonate / polypropylene nanocomposites	201010230088.80	July 19, 2010	Pending

57	A high toughnees,low warpage and low mold temperature PET/PA6 alloy reinfoced by glass fiber and preperation method	201110347339.50	Nobember 7, 2011	Pending

58	A high impact and high flow PC / ASA alloy material and its preparation method	201010258950.60	August 20, 2010	Pending

59	A high heat-resistant and high wear-resistant PEEX composite material and its preperation process	201110347338.00	Janauary 10, 2011	Pending

60	A preparation method for heat-resistant and easy processing of natural fiber reinforced polylactic acid composites	201210147444.90	May 14, 2012	Pending

61	A preparation method of high encapsulation efficiency and stable release polylactic lysozyme drug microsphere	201210295154.90	August 20, 2012	Pending

62	A preparation methods of ultra-hydrophobic microporous polymer film	201210358122.90	September 25, 2012	Pending

63	A mechanical strength polypropylene power lithium battery separator and its preparation method	201210472283.00	November 21, 2012	Pending

64	A multilayer hot pressing method for preparating hydroxyapatite / polylactide composite	201210474211.X	November 21, 2012	Pending

65	A high-impact, green flame retardant PC / ABS alloy material and its preparation process	201210122281.90	April 25, 2012	Pending

66	A Supercritical carbon dioxide reactor pressure method for preparating polypropylene foamed material	201210298694.20	August 22, 2012	Pending

67	An antimicrobial, dust suppression, halogen-free flame retardant ABS and its preparation process	201210305824.00	August 27, 2012	Pending

68	A flame-retardant glass fiber reinforced PA66 and its preparation method	201210370558.X	September 29, 2012	Pending

69	The chest protected belts	201220526299.00	October 15, 2012	Pending

70	A non-asbestos and non-metal materials brake pads composite material and its preparation method	201210395921.30	October 18, 2012	Pending

71	A wear-resistant, anti-static, flame retardant ultra-high molecular weight polyethylene composite material	201210402814.90	October 22, 2012	Pending

72	A high impact, high heat-resistant PC / PBT alloy material and its preparation process	201210403095.20	October 22, 2012	Pending

73	A continuous aramid fiber reinforced POM materials and preparation methods	201210411967.X	October 25, 2012	Pending

74	An alcohol solution PA66 material special for intake manifold and its preparation method	201210442251.60	November 8, 2011	Pending

75	An environmentally friendly self- aromatic polypropylene material and its preparation process	201210457403.X	November 15, 2012	Pending

76	Preparation of a glass fiber reinforced nylon 66 / nylon 6 Composites	201310185041.80	May 20, 2013	Pending

77	An environmentally friendly foam polypropylene material and preparation method	201310185228.80	May 20, 2013	Pending

78	An ramie fiber reinforced polypropylene composite material and its preparation process	201310185514.40	May 20, 2013	Pending

79	One kind of resistance to warpage reinforced polyamide 6 material and preparation method	201310250426.80	June 24, 2013	Pending

80	Preparing a polyamide material reinforced with continuous glass fibers	201310250967.00	June 24, 2013	Pending

81	A low-cost method for preparing hydrophobic material of polypropylene	201310250185.70	June 24, 2013	Pending

82	A polypropylene self-luminous material and preparation method	201310250047.90	June 24, 2013	Pending

83	A preparation method of reinforced, flame-retardant ABS material	201310367420.90	August 22, 2013	Pending

84	One kind of aramid pulp-reinforced PA66 composite material and preparation method	201310367404.X	August 22, 2013	Pending

85	Preparation of a high-performance fiber-reinforced polyphenylene sulfide composites	201310372289.50	August 24, 2013	Pending

86	One kind of anti-alcohol solution, low warpage reinforced nylon66 composite material and preparation method	201310372282.30	August 24, 2013	Pending

87	A high-gloss, free paint, scratch-resistant alloy material and preparation method	201310372789.90	August 26, 2013	Pending

88	A preparation process of heat-stable flame retardant reinforced nylon composite material	201310413691.30	September 12, 2013	Pending

89	An anti-oxidation, high flow, flame retardant ABS and preparation process	201310413270.00	September 12, 2013	Pending

90	An antistatic, low smoke, flame retardant PC / ABS alloy materials and preparing process	201310414847.X	September 13, 2013	Pending

91	An flax noil fiber reinforced polypropylene composite material and its preparation process	201310413287.60	September 12, 2013	Pending

92	A Preparation of appling to charging pile casing PC / ABS alloy compound	201310414007.30	September 12, 2013	Pending

93	A no-spray, high durability, scratch-resistant, flame retardant ABS Preparation and Process	201310414024.70	September 12, 2013	Pending

94	A direct line of long glass fiber reinforced thermoplastic composite material and its preparation method	201310471859.60	October 12, 2013	Pending

95	A method for preparing an enhanced flame retardant rigid polyurethane composites	201310467797.10	October 12, 2013	Pending

96	A MARINE with wear-resistant ultra high molecular weight polyethylene composites	201310468060.10	October 10, 2013	Pending

97	A method for preparing low temperature resistance, scratch-resistant zipper jacket compound for cars	201310468076.20	October 10, 2013	Pending

98	An environmentally friendly fire-retardant, high-performance EVA composite material and preparation method	201310467812.20	October 10, 2013	Pending

99	A polypropylene foam material and preparation method	201310559024.60	November 13, 2013	Pending

100	One kind of aramid fiber / polyimide composite material and preparation method	201310559294.70	November 13, 2013	Pending

101	An alloy NiMoB modified talc enhanced Bumper material and its preparation method	201310559588.X	November 13, 2013	Pending

102	Method for preparing porous polymer composite superhydrophobic films	201310559589.40	November 13, 2013	Pending

103	A silicone toughening polyphenylene sulfide material and its preparation method	201310560625.90	November 13, 2013	Pending

104	A toughening wear-resistant alloy material and preparation method	201310556261.70	November 12, 2013	Pending

105	A high resistance temperature reinforced polyamide 6 material and preparation method	201310556569.10	November 12, 2013	Pending

106	Preparation of an aircraft engine surrounding high temperature polyimide composites	201310555389.10	November 12, 2013	Pending

107	Preparation of a high strength of continuous glass fiber reinforced nylon 6 material	201310555451.70	November 12, 2013	Pending

108	A highly weather-resistant polypropylene self-luminous material and preparation method	201310555483.70	November 12, 2013	Pending

109	A high toughness, wear-resistant rail fasteners with glass / nylon 6 Composites	201310646768.10	December 6, 2013	Pending

110	A high-gloss, avoid spraying PTT / PMMA rearview mirror Compound and its production process	201310652729.20	December 6, 2013	Pending

111	A keyboard and mouse with anti-bacterial perspiration modified plastics and its preparation method	201310676101.60	December 13, 2013	Pending

112	A high-strength lightweight hollow glass microspheres toughening PP material and preparation method	201310721731.00	December 25, 2013	Pending

113	a method for producing a heatproof polyimide composite used for aircraft engine periphery	201410144739.X	April 12, 2014	Pending

114	a method for producing a heatproof polyimide composite	201410205669.40	May 16, 2014	Pending

115	An advantage of specially coupling treated carbon fibers reinforced PEEK	201410262651.80	June 13, 2014	Pending

116	A high dimensional stability、excellent abrasion resistance PEEK valve composite	201410262638.20	June 13, 2014	Pending

117	The preparation method of a high-strength PEEK composites	201410262746.X	June 13, 2014	Pending

118	A Method for preparing high performance PEEK/long glass fiber composites	201410263606.40	June 16, 2014	Pending

119	a method for producing a polyimide composite	201410326840.70	July 10,2014	Pending

120	Preparation of Carbon Fiber Reinforced PI Composite Material	201410326641.60	July 10,2014	Pending

121	Preparation of a high tensile strength of PEEK composites	201410326616.80	July 10,2014	Pending

122	The prepatation of a high-strength ,high-temperature polyimide composites	201410413832.60	August 21, 2014	Pending

123	A high-heat-resistant,excellent in abrasion resistance sheet composite PEEK valve	201410413379.90	August 21, 2014	Pending

124	Preparation of PI composite material by coupling agent treated glass fiber	201410481809.00	September 22, 2014	Pending

125	A kind of 3D printing poly lactic acid/leather powder composite materials and its preparation method	201410690528.60	November 27, 2014	Pending

126	A kind of biodegradable polymer-docetaxel bonding medicine and its preparation method	201410690529.00	November 27, 2014	Pending

127	A prepatation method of polyimide composite material	201410691532.40	November 27, 2014	Pending

128	A prepatation method of high toughness biodegradable polylactic acid foam plastics	201410691587.50	November 27, 2014	Pending

129	A preparation of antibacterial polylactic acid fiber	201410691901.X	November 27, 2014	Pending

130	A kind of poly lactic acid preparation method of lactide ring-opening polymerization	201410697015.80	November 28, 2014	Pending

131	A modification of PLA material and its preparation method	201410697822.X	November 28, 2014	Pending

132	A method of preparing high strenght PLA composites	201410697790.30	November 28, 2014	Pending

133	A kind of twin screw reactive extrusion method ring opening polymerization preparation of PLA	201410697838.00	November 28, 2014	Pending

134	A method of preparing high toughness PLA composites	201410697801.80	November 28, 2014	Pending

135	A kind of organic molecule catalytic method for preparation of poly lactic acid	201410703493.50	November 30, 2014	Pending

136	A surface treatment of carbon fiber reinforced thermoplastic polyimide composites	201410703815.60	November 30, 2014	Pending

137	A carbon fiber-reinforced thermoplastic polyimide composites	201410703816.00	November 30, 2014	Pending

138	A prepatation method of high performance PEEK/carbon fiber composite material	201410747379.20	December 10, 2014	Pending

139	A prepatation method of PEEK composite material	201410746978.20	December 10, 2014	Pending

140	A ternary no return toughening copolymer of polylactic acid composite material and its preparation method	201410747386.20	December 10, 2014	Pending

141	Sensor with high-performance fiber-reinforced PPS composites	201410747061.40	December 10, 2014	Pending

142	Glass fiber modified wearable Polyimide	201410747053.X	December 10, 2014	Pending

143	An advantage of specially prepared by coupling treatment sio2 reinforced PEEK	201410747062.90	December 10, 2014	Pending

144	A high-mobility PVA/wood flour composite biomass	201410747054.40	December 10, 2014	Pending

145	One kind of thermal evaporation method graphene Gec	201410746877.50	December 10, 2014	Pending

146	A highly heat-resistant polylactic acid/Wood Flour Composites	201410747097.20	December 10, 2014	Pending

147	Preparation of an enhanced flame retardant polyurethane composites	201410747055.90	December 10, 2014	Pending

158	A process for producing fiber reinforced PA6 dedicated 3D printing materials processing using a special method	201410747082.60	December 10, 2014	Pending

149	A preparation method of low warpage ABS special 3D printing materials	201410746979.70	December 10, 2014	Pending

150	A preparation method of impact-resistant strain of modified polylactic acid materials	201410747377.30	December 10, 2014	Pending

151	A preparation method of chemical vapor deposition method graphene films	201410747180.X	December 10, 2014	Pending

152	A process for producing acrylic polyurethane high-solids coatings	201410747079.40	December 10, 2014	Pending

153	The use of core-shell particles toughening PC and PBT resin	201410747406.60	December 10, 2014	Pending

154	A high strength,high modulus of PEEK composite material and preparation method	201410747376.90	December 10, 2014	Pending

155	A modified high-performance carbon fiber composite materials	201410747395.10	December 10, 2014	Pending

156	A kind of microfluids device prepared by the technology of 3D-printing	201410747264.30	December 10, 2014	Pending

157	A high-retardant polyvinyl alcohol/Wood Flour Composites biomass	201410746938.80	December 10, 2014	Pending

158	A method of processing aids (ACR) improved PVC materials	201410746804.60	December 10, 2014	Pending

159	A preparation method of polylactic acid film	201410746939.20	December 10, 2014	Pending

160	A compressor valve plate with a modified material and the method	201410733902.60	December 8, 2014	Pending

161	An automobile air conditioner drive gear with the modified materials and the method	201410733905.X	December 8, 2014	Pending

162	Nanoparticles/CF hybrid reinforced PEEK composite material and its preparation method	201410729719.90	December 5, 2014	Pending

163	Method for preparing thermoplastic polyimide composites	201410730324.00	December 5, 2014	Pending

164	Boron fiber reinforced polyimide	201410730235.60	December 5, 2014	Pending

165	A method of preparation of carbon fiber prepreg reinforced skis	201410729635.50	December 5, 2014	Pending

166	High mobility TLCP/PES/PEEK composite material and its preparation method	201410729614.30	December 5, 2014	Pending

167	Method for preparing high toughness of polycarbonate/polylactic acid-bassed alloys	201410733882.20	December 5, 2014	Pending

168	An PEEK/BaSo4 composite material and its preparation method	201410730260.40	December 5, 2014	Pending

169	Foamed PP and graphite fiber composites preparation methods of enhancement of skis	201410729634.00	December 5, 2014	Pending

170	Method for increasing the compatibility of PPS/PEEK composite materials	201410730258.70	December 5, 2014	Pending

171	A preparation method of the high toughness,high mobility PLA/PP Alloy	201410704664.60	December 4, 2014	Pending

172	A preparation method of the natural fiber/polylactic acidbased composite materials	201410704612.90	December 4, 2014	Pending

173	A preparation method of the high toughness ABS/PLA-based alloys	201410704588.90	December 4, 2014	Pending

174	A kind of suitable for 3D printing chest straps of polylactic acid materials and its preparation method	201510089885.10	February 28, 2015	Pending

175	A method of preparation of water-soluble PLA support material for 3D printing	201510180141.00	April 17, 2015	Pending

176	A kind of high performance PEEK/chopped carbon fiber composite material and the preparation method	201510180750.60	April 17, 2015	Pending

177	The prepatation method of a high toughness polylactic acid based composite material	201510180761.40	April 17, 2015	Pending

178	A nylon base composite material for medical strap by 3D printing and the preparation method	201510180170.70	April 17, 2015	Pending

179	A kind of alloy material for 3D printing	201510179994.20	April 16, 2015	Pending

180	A preparation method of 3D printing support material of PVA with amylum filled	201510342646.20	June 19, 2015	Pending

181	A preparation method of ASA composite materials for 3D printing	201510342647.70	June 19, 2015	Pending

182	A kind of PBT/carbon fiber composite material and its preparation method	201510343448.80	June 20, 2015	Pending

183	A kind of anionic catalytic method for preparation of PLA	201510343470.20	June 20, 2015	Pending

184	A kind of suitable for 3D printing flexible material and its preparation method	201510343479.30	June 20, 2015	Pending

185	A gear assembly line pen container	201510372972.80	July 1, 2015	Pending

186	A 3D printing PA-12 composite materials and preparation methods	201510425924.00	July 21, 2015	Pending

187	A kind Of PC/ABS alloy for 3D printing	201510425922.10	July 21, 2015	Pending

188	A kind Of chitosan fill the PVA support materials for 3D printing	201510425923.60	July 21, 2015	Pending

189	A preparation methods of PA-12 composite materials for 3D printing	201510425925.50	July 21, 2015	Pending

190	A preparation methods of ASA composite materials for 3D printing	201510426034.10	July 21, 2015	Pending

191	A PCL materials for 3D printing	201510426518.60	July 21, 2015	Pending

192	A PLA/carbon fiber composite materials for 3D printing	201510444970.50	July 27, 2015	Pending

193	A ABS/carbon fiber composite materials for 3D printing	201510444857.70	July 27, 2015	Pending

194	A low-cost PEEK composite materials	201510442250.50	July 27, 2015	Pending

195	A kind of flame retardant PEK-C composite materials	201510442249.20	July 27, 2015	Pending

196	The preparation method of PLA composites with higher strength	201510513220.90	Augut 20, 2015	Pending

197	High flexibility and heat resistance of modified PLA material and its preparation method	201510513331.X	Augut 20, 2015	Pending

198	The preparation method of high toughness PLA composites	201510513381.80	Augut 21, 2015	Pending

199	A low hardness material for 3D printing and its preparation method	201510513507.10	Augut 21, 2015	Pending

200	A kind of high toughness ABS/PLA base alloy and its preparation method	201510513987.10	Augut 21, 2015	Pending

201	A preparation methods of PLA/carbon fiber composite cable	201510513965.50	Augut 21, 2015	Pending

202	A kind of high toughness PC/PLA base alloy and its preparation method	201510513964.00	Augut 21, 2015	Pending

203	A PLA/PCL materials for 3D printing	201510513963.60	Augut 21, 2015	Pending

204	A preparation methods of biodegradable PP composite materials	201510516595.00	Augut 21, 2015	Pending

205	A kind of twin screw reactive extrusion method ring opening polymerization preparation of PLA	201510516697.20	Augut 21, 2015	Pending

206	A 3D printing with PLA wood plastic composite material and its preparation method	201510516892.50	Augut 22, 2015	Pending

207	A kind of biodegradable plastic material	201510516891.00	Augut 22, 2015	Pending

208	A water-soluble 3D printing support material and its preparation method	201510517574.00	Augut 22, 2015	Pending

209	The preparation method of PLA by catalytic organic molecules	201510529386.x	Augut 26, 2015	Pending

210	A kind of alloy material for 3D printing	201510529324.90	Augut 26, 2015	Pending

211	The preparation method of PLA by glue lactide ring-opening polymerization	201510529229.90	Augut 26, 2015	Pending

212	A kind of modified carbon fiber reinforced PEK-C composite materials	201510518210.40	Augut 24, 2015	Pending

213	A kind of flame retardant straw man-made composite panels and its preparation method	201510598097.50	September 21, 2015	Pending

214	A kind of injection molding with straw powder/PP composite wood plastic material	201510598151.60	September 21, 2015	Pending

215	A free aldehyde a two-component straw green adhesive and its preparation method	201510598096.00	September 21, 2015	Pending

216	A radiation-hardened PEK-C composite materials	201510598127.20	September 21, 2015	Pending

217	A PLA/PCLbased materials for 3D printing	201510596497.20	September 19, 2015	Pending

218	A kind of PC/PLA alloy for 3D printing	201510596496.80	September 19, 2015	Pending

219	A preparation methods of PA-12 composite materials for 3D printing	201510596494.90	September 19, 2015	Pending

220	A straw filling masterbatch for car and its preparation method	201510596493.40	September 19, 2015	Pending

221	A kind of chemical modification of two-component straw without adhesive and its preparation method	201510606502.30	September 23, 2015	Pending

222	A highly transparent and heat resistant PLA based composite materials and preparation methods	201510605550.00	September 22, 2015	Pending

223	A long natural fiber/PLA based composite materials and preparation methods	201510605549.80	September 22, 2015	Pending

224	A high toughness,high liquidity PLA/PP alloy and its preparation method	201510605551.50	September 22, 2015	Pending

225	A straw combined with compound wood plastic material and its preparation method	201510621223.40	September 28, 2015	Pending

226	A filler masterbatch containing straw fiber and its preparation method	201510620223.20	September 26, 2015	Pending

227	A kind of high toughness of polyolefin/PLA based alloy material and its preparation method	201510620222.80	September 26, 2015	Pending

228	A straw in organic resin environmental protection plastic masterbatch and preparation method	201510620187.X	September 26, 2015	Pending

229	A kind of SEBS compound materials for 3D printing and preparation methods	201510625700.40	September 26, 2015	Pending

230	A 3D printing in toughenning PLA material	201510678609.90	October 21, 2015	Pending

231	A 3D printing with imitation wood material and its preparation method	201510678582.30	October 21, 2015	Pending

232	A shock profile ASA modification and preparation metgod	201510678508.10	October 21, 2015	Pending

233	A kind of suitable for 3D printing PP/SEBS composite materials	201510678417.80	October 21, 2015	Pending

234	A werther resistance type ASA material preparation method	201510682952.00	October 22, 2015	Pending

235	A carbon fiber thermoplastic composites material and its preparation method	201510802664.40	November 20, 2015	Pending

236	A kind of plant fiber modified PP composite material and its preparation process	201510801217.70	November 20, 2015	Pending

237	A straw biodegradable green tableware and its preparation method	201510800686.70	November 20, 2015	Pending

238	A straw packaging products and its preparation method	201510800422.10	November 20, 2015	Pending

239	A 3D printing use environmental protection material and its preparation method	201510781986.50	November 17, 2015	Pending

240	A 3D printing to atrengthen PLA material	201510781729.10	November 17, 2015	Pending

241	A 3D printing for PVA/PLA composite materials	201510781822.20	November 17, 2015	Pending

242	Carbon fiber reinforced polylactic acid/hydroxyapatite composite material preparation method	201510781758.80	November 17, 2015	Pending

243	A PLA/PCL composite materials for 3D printing fixed with chest photo	201510781757.30	November 17, 2015	Pending

244	A PEEK composites used for 3D printing	201510776191.50	November 16, 2015	Pending

245	A long natural fiber/polylactic acid based composite material preparation method	201510807808.50	November 23, 2015	Pending

246	A 3D printing with PA-12/carbon fiber composite material preparation method	201510774246.90	November 14, 2015	Pending

247	A synthetic PLA composite and its preparation method	201510994685.00	December 30, 2015	Pending

248	The preparation method of high toughness PLA composites	201510994684.60	December 30, 2015	Pending

249	A kind of high strength polypropylene fiber and its manufacturing method	201510994680.80	December 30, 2015	Pending

250	The method of preparation of polypropylene fiber	201510994693.50	December 30, 2015	Pending

251	The preparation method of the high toughness PP composites	201510994695.40	December 30, 2015	Pending

252	Carbon fiber reinforced polylactic acid/hydroxyapatite composite material preparation method	201510994697.30	December 30, 2015	Pending

253	The preparation method of PLA/PP bicomponent fiber filtering material and products	201510994720.90	December 30, 2015	Pending

254	A kind of carbon fiber reinforced halogen-free flame retardant PA66 composite materials and preparation methods	201510995630.10	December 30, 2015	Pending

255	A kind of high toughness polylactic acid based composite material preparation method	201510995642.40	December 30, 2015	Pending

256	Carbon fiber reinforced halogen-free flame retardant PBT composite material and its preparation method	201510995644.30	December 30, 2015	Pending

257	A kind of starch based biodegradable plastics and its preparation method	201510995643.90	December 30, 2015	Pending

258	A highly transparent heat-proof PLA based composite material preparation method	201510995641.X	December 30, 2015	Pending

259	A kind of modified PET material and its preparation method	201610071902.30	February 3, 2016	Pending

260	A kind of environmental protection type plastic pipe and its preparation method	201610073495.X	February 3, 2016	Pending

261	The medical adjustable chest abdomen fixing belt based on FDM printing technology	201610073497.90	February 3, 2016	Pending

262	A kind of human pipeline support for controllable safety PLA/PCL composite material	201610068028.80	February 2, 2016	Pending

263	A kind of wood material for 3D printing and its preparation method	201610068060.60	February 2, 2016	Pending

264	A kind of PBS/PHB material for 3D pringting and its preparation method	201610068519.20	February 2, 2016	Pending

265	A preparation method of high toughness PP wood plastic composite materials	201610068969.10	February 2, 2016	Pending

266	A kind of glass fiber reinforced polyetheretheketone 3D printing supplies and preparation method thereof	201610069556.50	February 2, 2016	Pending

267	A kind of biodegradable polylactic acid protection film and its preparation method	201610070678.60	February 2, 2016	Pending

268	A kind of straw degradable plastic film and its preparation method	201610070677.10	February 2, 2016	Pending

269	A poly lactic acid/starch/straw powder bio based biodegradable composite material and its preparation method	201610070676.70	February 2, 2016	Pending

270	An enhanced impact modification of polylactic acid material and its preparation method	201610072317.50	February 3, 2016	Pending

271	A shape of thermotropic polymers material with memoty	201610117090.10	March 2, 2016	Pending

272	A kind of low cost straw polyethylene film and its preparation method	201610117151.40	March 2, 2016	Pending

273	Preparation method of wood plastic composite materials PP	201610117088.40	March 2, 2016	Pending

274	A kind of degradable plastic film and its preparation method	201610117087.X	March 2, 2016	Pending

275	A kind of biodegradable thoughening heat-resistant polylactic acid modified resin and its preparation method	201610117085.00	March 2, 2016	Pending

276	A preparation method and application of glass fiber reinforced polylactic acid composite material	201610117084.60	March 2, 2016	Pending

277	A kind of automobile sheet witn the 3D printing technology	201610117083.10	March 2, 2016	Pending

278	A kind of environmental protection engineering plastics for plate	201610117082.70	March 2, 2016	Pending

279	A kind of environmental protection engineering plastics for automobile	201610117081.20		Pending

280	A kind of preparation of the 3D printing technology based on medical lesions	201610117080.80	March 2, 2016	Pending

281	A kind of PA-12 wood plastic composite powder for 3D printung and its preparation method	201610117079.50	March 2, 2016	Pending

282	A kind of PBS/carbon material composite wire used for 3D printing and its preparation method	201610117815.70	March 3, 2016	Pending

283	A kind of shape memory polymer material of poly and its preparation method	201610205124.20	April 6, 2016	Pending

284	Method for preparing poly lactic acid foaming material by supercritical carbon dioxide autoclave pressure method	201610205122.30	April 6, 2016	Pending

285	A kind of degradable straw polyethylene film and the preparation method thereof	201610206640.70	April 6, 2016	Pending

286	A kind of high transparent heat-resistant polylactic acid composite material preparation method	201610206661.90	April 6, 2016	Pending

287	A kind of Environment friendly type poly lactic acid film and the preparation method thereof	201610207898.90	April 6, 2016	Pending

288	A starch based degradable biological plastic PP and the preparation method thereof	201610208232.50	April 6, 2016	Pending

289	A kind of heat resistant PEEK composite material	201610208393.40	April 6, 2016	Pending

290	A kind of PA12/PA6 alloy material powder for 3D printing	201610208432.00	April 6, 2016	Pending

291	A preparation of the 3D printing technology of medical equipment based on the elbow	201610208548.40	April 6, 2016	Pending

292	A kind of PBS/PBC printing 3D material and the preparation method thereof	201610209276.X	April 7, 2016	Pending

293	A kind of environmental protection engineering plastic for pipe	201610208583.60	April 7, 2016	Pending

294	A kind of Glass fiber reinforced 3D printing plate	201610209379.60	April 7, 2016	Pending

295	A kind of environmental protection engineering plastic for pipe	201610283803.10	May 4, 2016	Pending

296	A kind of environmental protection engineering plastic for plate	201610286257.70	May 4, 2016	Pending

297	A kind of environmental protection engineering plastic for automobile	201610286746.20	May 4, 2016	Pending

298	A carbon fiber composite material suitable for 3D printing	201610291577.10	May 6, 2016	Pending

299	A kind of wood material for 3D printing and preparation method thereof	201610291576.70	May 6, 2016	Pending

300	A kind of special material for 3D printing lamp	201610291575.20	May 6, 2016	Pending

301	A kind of long fiber reinforced nylon composite material and the preparation method thereof	201610288368.10	May 5, 2016	Pending

302	A kind of preparation method of high toughness PP wood plastic composite materials	201610287792.40	May 5, 2016	Pending

303	A kind of Environment friendly polyethylene film and itspreparation method	201610290594.30	May 5, 2016	Pending

304	Thermally conductive PBT composite material with shielding function and its preparation method	201610291019.50	May 5, 2016	Pending

305	A kind of degradable shape memory lumen inner bracket and the preparation method thereof	201610291432.10	May 5, 2016	Pending

306	A kind of biodegradable plastic materials PLA	201610291430.20	May 5, 2016	Pending

307	A kind of PA12/PA66 alloy material powder for 3D printing	201610381000.X	June 1, 2016	Pending

308	A kind of PBS/C printing 3D material and preparation method thereof	201610380995.80	June 1, 2016	Pending

309	A kind of environmental protection material for 3D printing and the preparation method thereof	201610380993.90	June 1, 2016	Pending

310	A kind of PBT composite flame retardant material and its preparation method	201610380999.60	June 1, 2016	Pending

311	A kind of preparation method of talc PP composite wood	201610380997.70	June 1, 2016	Pending

312	A kind of anti bending PEEK composite material	201610381001.40	June 1, 2016	Pending

313	A kind of environmental protection engineering plastic for automobile	201610381002.90	June 1, 2016	Pending

314	A kind of flexible material suitable for 3D printing chest and abdomen fixing band and the preparation method thereof	201610380992.40	June 1, 2016	Pending

315	A method for preparing medical lactide	201610380998.10	June 1, 2016	Pending

316	A kind of functional type polyethylene film material and preparation method thereof	201610381752.60	June 1, 2016	Pending

317	A kind of high performance long fiber reinforced nylon composite material and the preparation method thereof	201610381709.X	June 3, 2016	Pending

318	A kind of full biological degradation heat resistant poly lactic acid foaming material and the preparation method thereof	201610381706.60	June 3, 2016	Pending

319	A kind of low cost and high heat-resistant PEEK composites	201610515565.20	July 4, 2016	Pending

320	A high performance with environmental protection engineering plastic pipes	201610519136.20	July 5, 2016	Pending

321	An amphiphilic polymer based on oil phase inverse microemulsion preparation method	201610516931.60	July 4, 2016	Pending

322	A straw plastic film and its preparation method	201610516933.50	July 5, 2016	Pending

323	A PBT/PC insulating thermal conductive composite materials	201610516932.00	July 4, 2016	Pending

324	A continuous glass fiber reinforced nylon material and its preparation method	201610515566.70	July 4, 2016	Pending

325	A heat-resistant environmental engineering plastics	201610519137.70	July 5, 2016	Pending

326	A uniform bubble hole high cushioning foaming materials preparation methods of PLA	201610516835.10	July 5, 2016	Pending

327	A preparation method of flax fiber wood plastic PP composites	201610515567.10	July 4, 2016	Pending

328	A 3D printing with ABS material and its preparation method	201610536415.X	July 11, 2016	Pending

329	A 3D printing chest straps of PLA/POE composite materials	201610542588.20	July 12, 2016	Pending

330	A kind of toughening for 3D printing plate material	201610536433.80	July 11, 2016	Pending

331	A kind of 3D printing neck gear nylon base composite material and its preparation method	201610680095.50	August 18, 2016	Pending

332	A 3D printing in toughenning PLA material	201610680636.40	August 18, 2016	Pending

333	A supercritical CO2 micro foaming polylactic acid/wood powder composite materials	201610680071.X	August 18, 2016	Pending

334	A kind of super toughness plank with environmental protection engineering plastic	201610680093.60	August 18, 2016	Pending

335	The treatment a lung targeted therapy drugs preparation of PLGA microspheres	201610680058.40	August 18, 2016	Pending

336	An efficient composite PBT guide the cooling material and its preparation method and application	201610680624.10	August 18, 2016	Pending

337	A high-performance automotive environmental protection engineering plastics	201610680094.00	August 18, 2016	Pending

338	A kind of biomass polyethylene film and its preparation method	201610680625.60	August 18, 2016	Pending

339	A kind of suitable for 3D printing carbon fiber composite materials	201610680068.80	August 18, 2016	Pending

340	A kind of selective laser sintering of 3D printing with PA-12 composite powder	201610680072.40	August 18, 2016	Pending

341	A kind of flax fiber and rise husk powder preparation methods of wood plastic PP composites	201610680069.20	August 18, 2016	Pending

342	A kind of long fiber reinforced PP/nylon composite material and its preparation method	201610680642.X	August 18, 2016	Pending

343	A TPU material for 3D printers and its preparation method	201610828189.20	September 19, 2016	Pending

344	A 3D printing wood plastic composite material	201610829085.3	September 19, 2016	Pending

345	A PLA material for 3D printing and its preparation	201610826923.1	September 18, 2016	Pending

346	A SLS3D printing PA-12/GB composite material	201610831955.0	September 20, 2016	Pending

347	A kind of thermal insulation flame retardant performance enhancing PBT plastics and its preparation method	201610829136.2	September 19, 2016	Pending

348	A kind of thermoplastic starch/PLA foam and its production method	201610826922.7	September 19, 2016	Pending

349	A kind of impact resistance PEEK composites	201610827117.6	September 18, 2016	Pending

350	A permanent plastic tubing special material and its preparation method	201610831634.0	September 20, 2016	Pending

351	Toughening endurance of biodegradable polylactic acid modified resin and preparation method	201610831721.60	September 20, 2016	Pending

352	A newtype of PLA membrane material and its preparation method	201610832327.4	September 20, 2016	Pending

353	A preparation method of PLA by the lactide	201610826893.4	September 18, 2016	Pending

354	A long glass fiber reinforced nylon material preparation and mechanical properties of research	201610831722.0	September 20, 2016	Pending

355	A multi-segmented polyurethane shape memory polymer material and its preparation method	201610909927.60	October 19, 2016	Pending

356	A polymer gene drug carrier and its preparation method	201610909926.10	October 19, 2016	Pending

357	A modified poly lactic and preparation method thereof	201610909903.00	October 19, 2016	Pending

358	Preparation of continuous glass fiber reinforced nylon composite materials	201610916278.20	October 21, 2016	Pending

359	The invention relates to an environment - friendly film adsorption traditional tableware process and its preparation method	201610910743.10	October 19, 2016	Pending

360	One Kind of Environmental Engineering Plastics for Lightweight Automobile	201610909759.00	October 19, 2016	Pending

361	A Method of Preparation of PC/ABS for 3D Printing	201610909754.80	October 19, 2016	Pending

362	A Methodfor preparing PP/SEBS for Rapid prototyping	201610909905.x	October 19, 2016	Pending

363	A Method of Preparation of High-rigidity Engineering Plastics for Pipe	201610909762.20	October 19, 2016	Pending

364	A Method for Preparing Environmental Engineering Plastics for High-strength Pipe	201610909760.30	October 19, 2016	Pending

365	The invention relates to an environment - friendly film adsorption hollowing tableware process and its preparation method	201610941346.00	November 2, 2016	Pending

366	Environmental protection engineering plastic for weather resistant automobile	201610943159.60	November 5, 2016	Pending

367	An eco-friendly tableware traditional film adsorption process for its preparation	201610943233.40	November 2, 2016	Pending

368	Preparation of continuous glass fiber reinforced nylon composite materials	201610960086.10	November 2, 2016	Pending

369	A kind of PEEK/PES composite material	201610999301.90	November 15, 2016	Pending

370	Heat conductive flame retardant poly ethylene terephthalate and preparation method thereof	201610971556.40	November 7, 2016	Pending

371	A kind of shape memory polyurethane polymer materials and its synthesis process	201610971345.00	November 7, 2016	Pending

372	A kind of containing folic acid targeted polymer drug carrier and its preparation method	201610971300.30	November 7, 2016	Pending

373	PA12/PA6/GB Alloy Material for SLS 3D Printing	201610961256.80	November 2, 2016	Pending

374	A Kind Composite Of PLA/TPU for 3D printing	201610971583.10	November 7, 2016	Pending

375	A low hardness composite material forRapid prototyping and the preparation method	201611001390.x	November 17, 2016	Pending

376	A hydrolysis modified poly lactic fiber and the preparation method	201610998812.90	November 21, 2016	Pending

377	An environmental wood material for 3D printing and its preparation method	201610999438.40	November 21, 2016	Pending

378	An easy separation and environmental protection film is used for absorbing the hollow type tableware and the preparation method	201611149005.60	December 14, 2016	Pending

379	A shock polylactic acid material preparation method	201611115340.40	December 7, 2016	Pending

380	Preparation of high content glass fiber reinforced nylon-66 composite materials	201611149148.70	December 14, 2016	Pending

381	A Method for Preparing Environmental Engineering Plastics for Weather resistance Pipe	201611116482.20	December 7,2016	Pending

382	A Method of Preparation of Abrasion resistance Engineering Plastics for Pipe	201611115376.20	December 7,2016	Pending

383	A kind of glass fiber reinforced PEEK/PES composite material	201611122470.20	December 7,2016	Pending

384	A modified ABS Resin for 3D Printing and Preparation Method	201611149042.70	December 14,2016	Pending

385	An environment - friendly Wood-plastic Composite for 3D printing	201611114397.20	December 7,2016	Pending

386	A kind offiber reinforced composite materials for 3D printing	201611149031.90	December 14, 2016	Pending

387	Polypyrrolidone type of polymeric drug carrier micelles	201611149041.20	December 14, 2016	Pending

388	A PBT heat conduction and heat resisting material for an LED lamp socket	201611149004.10	December 14, 2016	Pending

389	One kind of resistance to warpage reinforced PA6 material and preparation method	201710784584.X	September 4, 2017	Pending

390	An antistatic LSOH retardant PC / ABS alloy material and its preparation method	201710784585.40	September 4, 2017	Pending

391	Preparation method of an aircraft engine surrounding high temperature polyimide composites	201710784591.X	September 4, 2017	Pending

392	A silicone toughening polyphenylene sulfide material and its preparation method	201710784588.80	September 4, 2017	Pending

393	A kind of preparation method of rice husk powder / Talc Composite Reinforced starch based degradable plastics	201610293135.00	June 5, 2016	Pending

394	A kind of nylon reinforced 3D material special material and the preparation method thereof	201610293621.20	June 5, 2016	Pending

395	A kind of preparation method of straw powder filled PP composite material	201610294471.70	June 5, 2016	Pending

396	A kind of special material for 3D ABS/PC consumable material and the preparation method thereof	201610443577.90	August 6, 2016	Pending

397	A kind of special material of modified nylon 3D consumable material and the preparation method thereof	201610442209.20		Pending

398	An application on starch based biodegradable plastic food packaging	201610442190.10	June 8, 2016	Pending

399	A kind of can be used for 3D printing enhanced toughenting nylon material and the preparation method thereof	201610593945.80	July 27, 2016	Pending

400	A kind of plant fiber filling modified polypropylene composite material and the preparation method thereof	201610591739.30	July 26, 2016	Pending

401	A plant fiber reinforced different type polypropylene compound with the preparation of composite materials	201610711148.50	August 24, 2016	Pending

402	A kind of material can be used to increase manufacturing polyamide 6 modifide material and the preparation method thereof	201610714901.60	August 25, 2016	Pending

403	A material can be used to increase manufacturing preparation methods of toughening nylon materials	201610829480.10	September 19, 2016	Pending

404	A KT-1 as compatibilizer modified polypropylene composite material	201610827269.60	September 18, 2016	Pending

405	A kind of material can be used to increase manufacturing ASA/PC alloy and the preparation method thereof	201610875348.40	October 8, 2016	Pending

406	A high modulus fibeer/polypropylene composite material preparation method	201610874802.40	October 10, 2016	Pending

407	A kind of material can be used to increase manufacturing ABS/PC alloy modified material	201610940316.80	November 2, 2016	Pending

408	A moderate melt index of plant fiber filling modificationg of polypropylene composites	201610940204.20	November 2, 2016	Pending

409	A short cut glass fiber reinforced nylon material and its preparation method	201610940275.20	November 2, 2016	Pending

410	A high performance fiber modified polypropylene composite material and its preparation method	201611088126.40	December 1, 2016	Pending

411	A car interior with environmentally friendly scratch resistant polypropylene materials and preparation method	201611088117.50	December 1, 2016	Pending

412	A kind of material can be used to increase manufacturing nylon material and the preparation method thereof	201611088041.60	December 1, 2016	Pending

413	A glass fiber reinforced polypropylene composite material preparation method	201710535349.90	July 4, 2017	Pending

414	A carbon fiberprepreg preleaching and preparation method	201710535350.10	July 4, 2017	Pending

415	A kind of high toughness flame-retardant PC/PLA alloy material preparation method	201710535381.70	July 4, 2017	Pending

416	A kind of glass fiber reinforced polypropylene base composite material preparation method	201710535406.30	July 4, 2017	Pending

417	Preparation of a glass fiber reinforced PA6/PA66Composites	201710651178.60	August 2, 2017	Pending

418	A Kind of preparation of appling to charging pile casing PC / ABS alloy material preparation	201710650880.00	August 2, 2017	Pending

419	A toughening wear-resistant plastic alloy material and preparation method	201710651176.70	August 2, 2017	Pending

420	Preparation of a continuous glass fiber reinforced PA6 material	201710651146.60	August 2, 2017	Pending

421	A toughening level agricultural film composite material and its preparation method	201710938370.30	October 11, 2017	Pending

422	A high-performance lightweight plant fiber /PP composite material and its preparation method	201710938405.30	October 11, 2017	Pending

423	A toughening type bastose modified polypropylene composite	201710938369.00	October 11, 2017	Pending

424	A kind of ABS/ biomass composite materials and its preparation method	201710938406.80	October 11, 2017	Pending

425	Preparation of one kind of ultra light and thin fiber reinforced skids	201410326799.30	July 10, 2014	Pending

426	The prepatation method of glass fiber reinforced polypropylene	201410365812.60	July 29, 2014	Pending

427	The prepatation method of large tow carborn fiber cable	201410363355.70	July 29, 2014	Pending

428	A toughening polylactic and acid and its preparation method	201410362495.20	July 29, 2014	Pending

429	A high transparent heat-proof polylactic acid based composite material of the preparation method	201410413616.10	August 21, 2014	Pending

430	A preparation method of PEAK modified epoxyresin system/carbon fiber cable	201410413361.90	August 21, 2014	Pending

431	A preparation method of poly(lacticacid)/starch composite foams	201410489544.90	September 22, 2014	Pending

432	New type of composite carbon fiber heating cloth	201410481306.30	September 24, 2014	Pending

433	A catalyst with double function activation properties of PLA and preparation method	201510949309.x	December 20, 2015	Pending

434	A preparation method of high strength and biodegradable PLA composite material	201510949307.00	December 20, 2015	Pending

435	A high-performance PLA and its preparation method	201510949312.10	December 20, 2015	Pending

436	A kind of biodegradable recycling PLA material and its preparation method	201510949306.60	December 20, 2015	Pending

437	A high flexibility and heat resistance of PLA modified material and its preparation method	201510949313.60	December 20, 2015	Pending

438	A kind of inorganic filler biodegradable 3D printing consumables and its preparation method	201510949636.50	December 20, 2015	Pending

439	A kind of biodegradable 3D printing toughening material and its preparation method	201510949638.40	December 20, 2015	Pending

440	A low-cost biodegradable 3D printing consumables and its preparation method	201510949637.x	December 20, 2015	Pending

441	A kind of biodegradable 3D printing reinforced material and its preparation method	201510949653.90	December 20, 2015	Pending

442	A biodegradable 3D printing alloy material and its preparation method	201510949651.x	December 20, 2015	Pending

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

We believe that the necessity, rigorousness, complexity and duration of the certification process make it difficult for outside competitors to enter the field in a short period of time. We have 444 certifications from automobile manufacturers as of December 31, 2017, which we believe is currently one of the largest portfolios of product certifications in the Chinese automobile modified plastics industry.

Sales and Marketing

Currently, our sales network focuses on the northeastern, northern, eastern and southwestern regions of China. We primarily sell to end customers through our approved distributors.  To a less extent, we also sell directly to end customers.  A typical customer development cycle starts when our R&D staff develops customized products for new end customers and obtains product certifications. These end customers are usually major automobile parts manufacturers who can only source from suppliers like China XD with product certifications granted by major automobile manufacturers. After we established relationships with these end customers and began to have large volume of transactions with them, we assign end customers to our approved distributors according to our internal policies. We also acquired end customers with our existing certifications from time to time. In 2017, approximately 87.3% of our sales were generated from approved distributors.

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

We have been actively engaging our distribution network with 14 distributors in 2017 and we believe we have good relationships with our distributors.  We believe that we have been able to secure and maintain strong relationships with end customers due to our existing certifications, advanced technologies and high product quality, which establish a higher barrier to entry for others. Most of the end customer relationships will be developed through our own R&D and sales force and maintained by our R&D and sales professionals and our distributors.  According to our distribution contracts, our distributors are prohibited from selling our competitors' products and required to use the product certificate, brand name and package standards set by us during the distribution period. After the expiration of the distribution contracts in absence of renewal, we retain the customer relationships with end customers.

While the pricing volatility of our raw materials is a primary cause of cost variations in our products, we are generally able to pass the cost of price changes in our raw materials to our customers, although there are timing delays of varying lengths depending upon volatility of raw material prices, the type of products, competitive conditions and individual customer arrangements.

We sell our products substantially through approved distributors in the PRC.  Our sales to our distributors are highly concentrated but have been gradually diversified in recent years. Sales to major distributors and direct customer, which individually exceeded 10% of our revenues, accounted for approximately 40.2%, 52.1%, 69.3% of our revenues for the years ended December 31, 2017, 2016 and 2015, respectively.  We expect to reduce our distributor concentration over time, although revenues from these distributors are expected to continue to represent a substantial portion of our revenue in the future. Further information about our major distributors and the director customer, which individually exceeded 10% of our revenues, for the years ended December 31, 2017, 2016 and 2015, is set forth in Note 1 of the notes to the consolidated financial statements of this Annual Report on Form 10-K.

We have initiated our marketing efforts to develop new customers outside of China, in particular those in the Korean market. We have started offering certain high-end products, such as PA66 and long-chain Plastic Alloy, most manufactured in Heilongjiang plants and a small portion manufactured in Dubai plant since the second quarter of 2014. In January 2015, we completed and run the trial production in the plant in Dubai, UAE with additional 2,500 metric tons targeting high-end products for the overseas markets. During the second quarter of 2016, we resumed entry into ROK market by selling to the ROK customer. We plan to serve customers in oversea markets from our Dubai Xinda plant. In order to meet the increasing demand from our customer in the ROK and to develop potential overseas markets, Dubai Xinda obtained one leased property and two purchased properties, approximately 52,530 square meters in total from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE, with constructed building comprising warehouses, offices and service blocks. In addition to the earlier 10 trial production lines in Dubai Xinda, the Company is planning to complete installing 45 production lines with 12,000 metric tons of annual production capacity by end of April, 2018, and additional 50 production lines with 13,000 metric tons of annual production capacity by end of 2018, bringing total installed production capacity in Dubai Xinda to 25,000 metric tons, targeting high-end products for the overseas market. The Company expects to expand the international markets into Middle East and Europe. Information about geographic revenue is set forth in Note 25 of the notes to the consolidated financial statements of this Annual Report on Form 10-K.

Competition

The PRC automotive modified plastics industry is growing rapidly and highly fragmented with the top three domestic producers occupying less than approximately 26.6% of the market shares in 2013 according to Frost & Sullivan's report. According to Frost & Sullivan's report, in terms of sales volume and production capacity, we are one of the leading domestic specialized manufacturers of modified plastic for automobile parts in China, with a market share of approximately 8.0% in 2016 and 8.2% in 2015. In 2017, our sales volume of automotive plastics was approximately 457,385 MT. As of December 31, 2017, our annual production capacity of automotive plastics was 608,500 MT.

In 2014, the Company developed a customer from the ROK by the sales of mainly higher-end polymer composite materials. Our competitors in the ROK are mostly global brand name companies. Due to our high quality standard and competitive pricing, we are able to compete in and penetrate markets outside of China.

Currently, the Company's  primary Chinese competitor in the automobile industry is Guangzhou Kingfa Science & Technology Co., Ltd. ("Guangzhou Kingfa"). Guangzhou Kingfa entered the automotive modified plastics market in 2006  and had a sales volume of 450,800 MT in 2016 with a market share of 10.5% in 2016, according to the research report by Frost and Sullivan. Guangzhou Kingfa has the largest capacity expansion with 1.67 million MT  annual capacity at the end of  2016 based on Guangzhou Kingfa's public disclosure.  Frost and Sullivan's report, but its utilization rate of production capacity is expected to be lower than that of China XD based on Frost & Sullivan's report. Guangzhou Kingfa has much larger financial resources than HLJ Xinda Group and Sichuan Xinda. However, we believe that it is less focused in automotive sector and currently holds fewer number of product certifications for automotive modified plastic to the automobile industry compared to HLJ Xinda Group and Sichuan Xinda. Another top domestic manufacturer of modified plastic is Shanghai Pret Composites Co., Ltd. ("Shanghai Pret"), which focuses on the production of automotive plastics.  It had a sales volume of 175,600 MT with a market share of 4.1%  in 2016, according to a report by Frost and Sullivan.

Historically, the Chinese auto market predominantly used modified plastics manufactured overseas or in factories controlled by foreign companies, such as manufacturers from Germany, the US, the Netherlands and Japan. Although China's automotive plastic market has been dominated by foreign or JV players, Chinese suppliers are continuing to gain market share. It is estimated that automotive plastics imported or manufactured by multinational and JV companies accounted for approximately 24.9% of the total China automotive plastic supply in 2016, decreased from 33.0% in 2011. JV manufacturers based in China in automotive plastics sector have been slow to invest and expand in China. Compared to non-domestic competitors including JV manufacturers, domestic manufacturers can benefit from the lower costs and geographical proximity in China. As local players continue to invest in research and development, enhance product quality and improve management skills, we believe that domestic production of automotive plastics will compete very favorably with the foreign competitors in terms of price, quality, services and delivery times and continue to replace imported plastics.

Our Competitive Strengths

We believe that the following competitive strengths continue to enable us to compete effectively in the automotive modified plastics market in the PRC:

●
Leading Market Position with High Barrier to Entry. We believe that we are one of the China's leading specialized manufacturers of modified plastic for automobile parts in terms of sales volume and production capacity, with a market share of approximately 8.0% in 2016. The PRC automotive modified plastics industry is growing rapidly and is highly fragmented with the top three domestic producers occupying less than approximately 22.6% of the market shares in 2016. We installed 50 new product lines in 2012 and 2013, which are utilized primarily for the manufacture of higher value-added modified plastics products. The lines increased the Company's total production capacity by 135,000 MT to 390,000 MT per annum. In July 2017, the HLJ Xinda Group launched new industrial development project with the Management Committee of Harbin Economic - Technological Development Zone.  It  includes an industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics, which we expect will be completed by the end of June 2018. Also included is an industrial project for 300,000 metric tons of biological composite materials, an industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory, all of which we expect to be completed by the end of July 2019.

In December 2013, we broke ground on the construction of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total domestic installed production annual capacity to 690,000 metric tons with additional 70 new production lines at the completion of the construction of our fourth production plant. Sichuan Xinda has supplied to its customers since 2013, mainly backed by production capacity in our Harbin production plant till we installed 50 production lines with production capacity of 216,000 metric tons in the second half year of 2016 in our Sichuan plant. We installed 50 production lines with production capacity of 216,000 metric tons in the second half year of 2016 in our Sichuan plant. As of December 31, 2017, there is still construction ongoing on the site of our Sichuan plant to be expected to be completed by the end of the second quarter of 2018.

In addition, we completed and run the trial production in the plant in Dubai, UAE with additional 2,500 metric tons targeting high-end products for the overseas markets. In order to meet the increasing demand from our customer in the ROK and to develop potential overseas markets, Dubai Xinda obtained one leased property and two purchased properties, approximately 52,530 square meters in total, including one leased 10,000 square meters, and two purchased 20,206 and 22,324 square meters on January 25, 2015, June 28, 2016, and September 21, 2016, respectively, from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE, with constructed building comprising warehouses, offices and service blocks. In 2017, our sales volume of automotive plastics was approximately 457,385 MT, representing an increase of 14.3% compared to that in 2016 mostly due to our accelerated growth in South, East and Central China. As of December 31, 2017, our annual production capacity of automotive plastics was 606,000 MT. In addition to the earlier 10 trial production lines in Dubai Xinda, the Company is planning to complete installing 45 production lines with 12,000 metric tons of annual production capacity by the end of April, 2018, and additional 50 production lines with 13,000 metric tons of annual production capacity by end of 2018, bringing total installed production capacity in Dubai Xinda to 25,000 metric tons, targeting high-end products for the overseas market. We believe our leading market position allows us to successfully compete with other foreign and domestic modified plastic manufacturers in the market. Being one of the leading specialized manufacturers of automotive modified plastics in China, we believe we are well-positioned to not only grow with the increasing market demand but increase market share by replacing smaller and less efficient modified plastic manufacturer.

In addition, as a result of our consistent research and development efforts, we have 444 product certifications from major automotive manufacturers in the PRC as of December 31, 2017, which we believe is among the largest numbers of product certifications by any domestic player in China's automotive plastics industry. Strict certification requirements and long certification periods result in high barriers to entry. Our current or potential competitors are required to obtain relevant product certifications from automotive manufacturers in order to compete with us. Each certification normally takes over two years to complete, and as a result, automotive manufacturers are reluctant to replace suppliers like us who have already received necessary certifications and proven consistent product quality. We believe that having one of the largest portfolios of product certifications in China allows us to strengthen our competitive position.

● Long-Term Relationships with Reputable End Users. Our senior management has been involved in the business of modified plastics since 1985. We benefit from the industry connections and experience of our senior management, which have enabled us to establish long-term customer relationships and strong industry recognition. We are a qualified provider of high-quality automotive plastics, and have sold our products through plastic auto part manufacturers to many leading automotive manufacturers in China. Currently, our modified plastics are utilized in more than 30 automobile brands and over 92 automobile models manufactured in China, including Audi, Mercedes Benz, BMW, Toyota, Buick, Chevrolet, Mazda, Volvo, Ford, Citroen, Jinbei and VW Passat, Golf, Jetta, etc.We believe that our brand and our products are well recognized and respected in China's automotive modified plastics market.

● Manufacturing facilities are critical to the quality of products. We have in the past invested substantial time and resources in building state-of-the-art production lines to enhance our product quality. Our facilities have maintained ISO/TS16949, a certification of quality management systems specific to the automotive industry.

● Strong Customer-Oriented R&D Capabilities. The modified plastics industry is characterized by rapid development and increasing demand for high quality products. We have strong R&D capabilities that allow us to have successfully passed OEM automakers' certification processes in the past and continually introduce new and high quality products to the market. Compared to international plastic supply models, which target larger scale applications of common plastics and involve less customization and specialization, we provide customer-oriented product development through our certification process.  By working closely with our customers, we are able to adjust our product features to better satisfy the specific needs of each customer. To achieve this, we have staffed our R&D team with professionals, of whom 109 have Ph.D. and/or Master's degrees. On average, our R&D employees have worked with us for more than three years, and some key experts have more than 10 years of experience in our industry. We have also cooperated with a number of the leading technology centers in China. Besides providing specialized research and development skills, these relationships help us formulate cutting edge research programs aimed at developing new technologies and applications in plastics engineering.  We currently have 31 approved patents and 411 pending patent applications with the State Intellectual Property Office of the PRC, or SIPO.

● Established Distribution Model. Through 16 distributors across China, we have established distribution networks that cover Northeast, North, Southwest and East China, with a current focus on Northeast China. We enter into distribution agreements with local distributors in areas where large automobile manufacturers are located.  By leveraging the proximity of our distributors to the automobile manufacturers, we can enhance our relationships with our customers. Through the established sales channels, we can quickly respond to local market demand, address customer needs, enhance our ability to provide superior technological support and after-sales services, and lower our marketing expenses.  At the same time, our distributors are responsible for the payments to us which is not contingent upon their cash collection from end customers. By actively managing our distribution network, we are also able to accelerate local market penetration and increase sales opportunities. For example, we entered the north China market in 2009 through a local distributor, one year earlier than we planned, and in 2013, we entered into the Southwest China market, and in 2014, we entered into South China and Central China market. For the year ended December 31, 2017, Northeast, North, East, South, Central and  Southwest account for approximately 30.4%, 16.1%, 33.5%, 3.0%, 3.0% and 7.5% of our revenues, respectively.
●Stable Presence to Overseas Market. Since 2014, the Company developed its presence in the Korean market by selling primarily higher-end (Long Chain) Plastic Alloy, US$82.5 million products to the Korean market, accounting for 6.4% of the total revenues for the year ended December 31, 2017.

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

46

Our Strategies

Our goal is to capitalize on China's modified plastics growth trend, with a specific focus on applications in the auto sector, and to eventually be the leading modified plastics manufacturer in China. We are committed to enhancing our sales and profitability and achieving our goals through the following strategies:

● Continue to Increase Production Capacity.  Over the past five years, we have consistently increased production capacity to meet the rising demands of the automotive industry in the PRC. As of December 31, 2017, we have an installed annual production capacity of 606,000 metric tons, and we have been operating at near full capacity since 2007. With the expected strong growth in the automotive modified plastics market of China, we expect that we will continue to experience strong demand from our customers. Therefore, we intend to continue to strategically increase our production capacity to meet customer demands from both expanded geographical locations and future downstream sector growth. In 2013, we commenced to construct our fourth production base with 300,000 MT new material production capacity and the affiliated research and development center and training center in Nanchong City of Sichuan Province (the "Project").  We installed 50 production lines with production capacity of 216,000 metric tons in the second half of 2016 in our Sichuan plant. As of December 31, 2017, there is still construction ongoing on the site of our Sichuan plant to be expected to be completed by the end of the second quarter of 2018. The Company completed and started the trial production in the plant in Dubai, UAE with additional 2,500 metric tons targeting high-end products for the overseas markets.  The Company is planning to complete installing 45 production lines with 12,000 metric tons of annual production capacity by end of April, 2018, and an additional 50 production lines with 13,000 metric tons of annual production capacity by end of 2018, bringing total installed production capacity in Dubai Xinda to 25,000 metric tons, targeting high-end products for the overseas market.

In July 2017, the HLJ Xinda Group launched new industrial development project with the Management Committee of Harbin Economic - Technological Development Zone.  It  includes an industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics, which we expect will be completed by the end of June 2018. Also included is an industrial project for 300,000 metric tons of biological composite materials, an industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory, all of which we expect to be completed by the end of July 2019.

● Focus on R&D and Develop New Product Offerings.  We are currently utilizing our R&D capabilities to obtain further product certifications, develop new products, applications and technologies. Approximately 90% of our automotive plastics product certification applications are currently undergoing trial manufacturing periods to obtain the necessary certifications. In addition, we are developing new products for automotive applications to expand our product portfolio, including initiating R&D on modified plastic for use in electric vehicles. We also have increased efforts directed towards applications in new electrical equipment and electronics, alternative energy applications, power devices, aviation equipment and ocean engineering, in addition to other new products primarily for advanced industrialized applications in the automobile sector and in new verticals such as ships, airplanes, high-speed rail, 3D printing materials, biodegradable plastics, and medical devices. We are the first non-State-Owned-Enterprise awarded National Level Enterprise Technology Center, in Heilongjiang Province. In addition, we have Postdoctoral and Academy Member Workstation in Heilongjiang Province enhancing our research and development capabilities.

● Expand Customer Base Domestically and Internationally.  The automotive plastics market in the PRC is highly fragmented with significant barriers to entry. In 2015, we had 8.2% of the market share with our customer coverage was originally concentrated in the northeast regions of the PRC. We seek to steadily enhance our market share in Northeast China, and also expand our reach to East China, Central China, Southwest China and South China. In addition, we have conducted sales in overseas markets and exported our products including non-auto sectors since 2014.  In 2016, we had 8.0% of the market share, ranking the second in terms of sales volume of automotive modified plastics in China. We plan to implement such strategies through further expanding our distribution network by working with local distributors who have contacts and networks overseas and directly establishing strategic alliances with certain of our non-PRC customers. Although the entry barrier of some non-auto sectors might not generally be as high as that of the auto sector, our focus is to target high-value-added products by leveraging our technology, expertise and know-how accumulated in the auto sector over the course of our operational history.

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

Employees

China XD's operations are organized into several operational departments including manufacturing, R&D, management, finance, sales, purchasing and marketing and others. As of December 31, 2017, there were 2,461 employees, including 995 in manufacturing, 523 in R&D, 514 in management, 75 in finance, 205 in sales, purchasing and marketing and 149 in other departments.

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

We develop, manufacture, and distribute modified plastic, primarily for use in automobiles. Automotive sales and production are highly cyclical and depend, among other things, on general economic conditions and consumer spending and preferences (which can be affected by a number of issues including fuel costs and the availability of consumer financing). As the volume of automotive production fluctuates, the demand for our products also fluctuates. According to China Association of Automobile Manufacturers, for the year ended December 31, 2017,  the China automotive sales and production volume recorded a stable growth rate of 3.2% and 3.0%, respectively, lower than the growth rate of 11.3% and 10.6% in 2016. There can be no assurance that the market conditions, government policies and other factors leading to the increase in the growth rate will continue. Any contraction in automotive sales and production will harm our results of operations and financial condition. Consequently, we are exposed to the risks of adverse developments affecting the auto industry to a greater extent than if our operations were dispersed over a variety of industries.

Our financial performance may be affected by the prospect of our Dubai facility and the associated expansion into Middle East, Europe and other parts of Asia.

Since 2014, we developed the presence in the ROK by selling to our ROK customer primarily long carbon chain PA plastic alloy and high-performance modified PA66 products, which embarked our entry into the international market after approximately one year of product development and marketing effort. The Company has experienced a delay in cash collection from the ROK customer mainly due to the customer's tight funding.  As of December 31, 2017, the amount due from our ROK customer is approximately US$80.2 million. In the event the outstanding accounts receivable become uncollectable despite management's efforts, we will suffer financial losses and as a result, our plan to develop overseas market may be delayed.

The withdrawal of preferential government policies and the tightening control over the Chinese automotive industry and automobile purchase restrictions imposed in certain major cities may limit market demand for our products.

In 2011, Chinese government terminated two preferential policies for its automotive industry: (1) vehicles with 1.6L or lower air displacement were given a 50% discount in purchase tax and (2) vehicles sold in rural area were given a government subsidy. Since 2011, in order to resolve the extreme traffic congestion, the Beijing government has been implementing the vehicle purchase quota policy, which limits the maximum vehicles sold in Beijing per month to 20,000. Other cities which have begun to show signs of traffic congestion have also begun to implement similar measures to control traffic congestion, including the limited automobile licenses policy implemented in Shanghai and Tianjin and the imposition of congestion charges in Shenzhen. The termination of two nation-wide preferential policies negatively affected consumer demand for new vehicles, and local restrictive measures over automobile purchases in major cities has resulted in slower growth of sales for many years prior to the reintroduction of the preferential policies in September 2015. The national and local policies over the Chinese automotive industry may continue to impact market demand for automobiles in 2018 and any future withdrawal of preferential government policies and the further tightening of control and restrictions may eventually result in a reduction in our product sales.

The Chinese automotive industry's growth is slowing after the rapid growth since 2000 and such slowdown may adversely affect the market demand for our products.

There is a direct correlation between our business and automobile production volume and sales, which are dependent on economic policies and market sentiment. The Chinese automotive industry had been rapidly growing for a decade prior to 2011. However, inflation, higher interest rates, tighter bank lending, lifting of consumer subsidies and buying restrictions in congested cities all contributed to a more modest environment since 2011.  In order to stimulate the growth of the auto industry, on September 29, 2015, the Chinese government implemented a tax incentive policy of 50% reduction of the sales tax for eligible purchase of vehicles with engines of 1.6 liters and less.  This helped the recovery of vehicle sales in China since the fourth quarter of 2015 and  automobile sales volume growth rate reached to 13.7% in 2016.  However,  the automobile sales in China had a lower growth rate of  3.0% in 2017, according to China Association of Automobile Manufacturers. There can be no assurance that the market conditions, government policies and other factors leading to the current growth in demand for automobiles will continue. Any significant decline in demand for automobiles would directly and adversely affect demand for our products and hence our business, financial condition and results of operations.

A large percentage of our sales revenue is derived from sales to a limited number of distributors and a limited number of customers, and our business will suffer if sales to these customers decline.

A significant portion of our sales revenue historically has been derived from a limited number of distributors in China. Sales to major distributors and direct customer, which individually exceeded 10% of the Company's revenues is approximately 40.2% and 52.1% in 2017 and 2016, respectively. Any significant reduction in demand for modified plastics by any of these major distributors, any decrease in demand of products by its customers or by our ROK customer could harm our sales and business operations, financial condition and results of operations.  During the second quarter of 2016, we resumed entry into ROK market by developing a customer. As of December 31, 2017, the amount due from our ROK customer is approximately US$80.2 million, among which balance of US$37.7 million was overdue  The overdue payment was due to the ROK customer's expansion and tight funding.  In the case of any such delay in payment from the ROK customer or our major distributors or they cease to be our customers or distributors in the future, our sales and business operations, financial conditions and results of operations may be negatively affected.

We may not be able to manage our business expansion effectively, which could harm our business.

We have expanded rapidly by making substantial investments in new markets and geographic regions. For example, on March 17, 2017, we entered into a definitive agreement with People's Government of Shunqing District, Nanchong City of Sichuan Province for the production of 300,000 metric tons of bio-composite materials and additive manufacturing and 20,000 metric tons of functional masterbatch, a high-end color additive process in plastics manufacturing. On July 21, 2017, Heilongjiang Xinda Enterprise Group Company Limited ("HLJ Xinda Group) entered into three investment agreements with the Management Committee of Harbin Economic- Technological Development Zone with respect to the industrial project for 300,000 metric tons of biological composite materials, the industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics and the industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory.  We anticipate continuous expansion in our business by entering into new markets serving different industries and geographic regions. Such business expansion requires significant local management resources and personnel, knowledges and expertise in new markets and geographies and building relationship with local suppliers and clients. In order to manage the planned business expansion, we will be required to expand, train and manage our growing employee base. Furthermore, our management will be required to learn new markets and geographies and build relationship with local suppliers and clients. We cannot assure you that our current resources, knowledges and business relationships will be adequate to support our current expansion plans. If we are not successful in expanding our personnel, acquiring knowledge and expertise in the new markets and geographies and building relationship with local suppliers and clients, our business may be materially and adversely affected.

We are dependent on a limited number of suppliers. While we have identified alternative sources for the materials and equipment we use, a temporary disruption in our ability to procure necessary materials and equipment could adversely impact our sales in future periods.

Materials constitute a substantial part of the cost of our products.  We seek to reduce the cost of raw materials by dealing with major suppliers. During the year ended December 31, 2017, we purchased approximately 54.3% of our raw materials from five major suppliers. The Company purchased equipment from two suppliers, which accounted for 96.0% of the Company's equipment purchases for the year ended December 31, 2017. We believe the relationship with our suppliers is satisfactory and that alternative suppliers are available if relationships falter or existing suppliers should become unable to keep up with our requirements. However, there can be no assurance that our current or future suppliers will be able to meet our requirements on commercially reasonable terms or within scheduled delivery times. An interruption of our arrangements with suppliers could cause a delay in the production of our products for timely delivery to distributors and customers, which could result in a loss of sales in future periods.

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

We have limited insurance coverage on our assets in China and any uninsured loss or damage to our property, business disruption or litigation may result in our incurring substantial costs and have a material adverse effect on our results of operations, financial condition and/or liquidity.

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

SAFE regulations relating to offshore investment activities by PRC individuals may increase our administrative burden and restrict our overseas and cross-border investment activity. If our shareholders and beneficial owners who are PRC individuals fail to make any required applications, registrations and filings under such regulations, we may be unable to distribute profits or become subject to liability under PRC laws, and our ability to compensate our staff through equity compensation may be hindered and business operation may be adversely affected.

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

Pursuant to PRC laws and regulations, construction or expansion of a building or a production facility is subject to various permits and approvals from different government authorities. In connection with the construction of HLJ Xinda Group's factory and production facilities, which has already been completed and put into operation, we obtained a project approval from Administration Committee of Harbin Economic and Technological & High-tech Development Zone and an approval for the environmental impact assessment report on the construction project of HLJ Xinda Group in 2003. In connection with the construction of Sichuan Xinda Group's factory and production facilities which has been partially completed in the second half of 2016, we obtained the project approvals from Bureau of Development and Reform of Shunqing District, Nanchong City in 2013 and 2015, respectively.  In connection with the Phase II construction of AL Composites which has been completed by the middle of 2016, we obtained the project approval from Engineering & Project Management  Department, UAE region Economic Zones World ("EZW") in June 2015, and the building permit from Department of Planning & Development, Ports, Customs & Free Zone Corporation, Government of Dubai in September 2015. In July 2017, HLJ Xinda Group launched new industrial development project with the Management Committee of Harbin Economic - Technological Development Zone for upgrading existing equipment for 100,000 metric tons of engineering plastics and building 300,000 metric tons of biological composite materials, an industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory. On December 21, 2017 and February 7, 2018, we got building and planning permit from Harbin Municipal Urban and Rural Bureau, respectively.  Failure to obtain all necessary approvals/permits may subject us to various penalties, such as fines or being required to vacate from the facilities where we currently operate our business.

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

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the "Act"), which significantly changed U.S. tax law. The Act lowered the Company's U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on deferred foreign income. The Act also created a new minimum tax on certain future foreign earnings.

The Company recorded a charge of approximately $71.0 million for the repatriation tax on deemed repatriation to the United States of accumulated earnings. The charge for deemed repatriation will be payable by the Company over an eight-year period commencing April 2018. $71.0 million repatriation tax, as a provisional amount, represents the Company's reasonable estimate for income tax effects of the Tax Act, to the extent that the Company's accounting for certain income tax effects is incomplete as additional information is needed to be prepared, analyzed and computations.

The actual impact of the U.S. Tax Reform on the Company may differ from management's estimates, and management may update the provisional amount upon obtaining, preparing or analyzing additional information, based on its review of future regulations or guidance issued by the U.S. Department of the Treasury, and specific actions the Company may take in the future.

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

As of December 31, 2017, HLJ Xinda Group operated three separate factories located at 9 Qinling Road (the "Qinling Road Factory"), 9 North Dalian Road (the "Dalian Road Factory") and 9 Jiangnan First Road (the "Jiangnan Road Factory"), respectively.  HLJ Xinda Group owns the titles to the land and premises of the Qinling Road Factory.  HLJ Xinda Group leases the land and premises of the Dalian Road Factory from Xinda High-Tech. HLJ Xinda Group is in the process of acquiring the titles to the land and premises at Jiangnan Road Factory. The Company expects the title transfer to be completed by the end of third quarter of 2018. HLJ Xinda Group's leases will expire on December 31, 2018. If we are unable to renew our lease on acceptable terms in due course or acquire the titles to the land and premises at Jiannan Road Factory or if our lease is terminated by the lessor unilaterally for the Dalian Road Factory:

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

Particularly, we may not be able to pass through raw material cost increases to our customers on a timely basis and reflect such increases in the price of our products. We purchase various plastic resins, which are derived from petroleum or natural gas, to produce our modified plastics products. Cost of raw materials made up a vast majority of our cost of revenues in 2017 and 2016. The market prices of plastic resins may fluctuate due to changes in supply and demand conditions in that industry. Any shortage in supply of or significant increase in demand for plastic resins and additives may result in higher market prices and thereby increase our cost of revenues, and we may not be able to pass on increases in the prices of raw materials to our customers. Under the terms of our distributor agreements, we will only be able to increase the sales prices for our products if the cost of our raw materials increases by more than 5% on a cumulative basis. As a result, we may not be able to adjust our selling prices in a timely manner, and our inability to increase the selling prices of our products sold during the period in which the cumulative increases of the cost of our raw materials is less than 5% may reduce our profitability. Furthermore, other adverse developments such as increased competition may not allow us to pass through cost increases to our distributors at all. Any of the foregoing could have a material adverse effect on our margins, results of operations and financial condition. When expanding into new regions, we have taken and may continue to take marketing initiatives from time to time to offer sales incentives, including discounts, to increase market share. Such initiatives and measures have put and may continue to put pressure on our margins.

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

MSPEA currently owns 100% of our outstanding Series D Preferred Stock, representing approximately 24.3% of our issued and outstanding shares of common stock on an as converted basis. Pursuant to the Amended and Restated Certificate of Designation of Series D Preferred Stock, holders of Series D Preferred Stock have the right to elect, voting as a separate class, two directors to serve on the Board so long as at least 12,800,000 (adjusted for any dilutive corporate actions) shares of Series D Preferred Stock are outstanding, and one director to serve on the Board if the number of shares of Series D Preferred Stock outstanding at such time is less than 12,800,000 but more than 1,600,000 (in each case adjusted for any dilutive corporate actions). For so long as at least 1,600,000 (adjusted for any dilutive corporate actions) shares of Series D Preferred Stock remain outstanding, holders of Series D Preferred Stock have veto rights over certain material corporate actions of the Company and its subsidiaries as described in the Amended and Restated Certificate of Designation of Series D Preferred Stock. As such, MSPEA currently has significant influence over our affairs.

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

The consummation of the proposed going-private transaction is uncertain, and the announcement and pendency of such transaction could adversely affect our business, results of operations and financial condition.

On February 16, 2017, the Board has received a preliminary nonbinding proposal letter from the Buyer Consortium to acquire all of the outstanding shares of common stock of the Company not already beneficially owned by the Buyer Consortium in a "going-private" transaction (the "Transaction") for US$5.21 per share of common stock in cash. The proposal letter states that the Buyer Consortium expects that the Board will appoint a special committee of independent directors to consider the proposal and make a recommendation to the Board. The proposal letter also states that the Buyer Consortium will not move forward with the proposed Transaction unless it is approved by such a special committee, and the proposed Transaction will be subject to a nonwaivable condition requiring approval by majority shareholder vote of shareholders other than the Buyer Consortium members. The Buyer Consortium currently beneficially owns approximately 74% of the issued and outstanding shares of common stock of the Company on a fully diluted and as-converted basis. The Board has established a special committee (the "Special Committee") of disinterested directors to consider the proposal The Special Committee is composed of the following independent directors of the Company:, Mr. Feng Li, and Mr. Linyuan Zha, with Mr. Li serving as chairperson of the Special Committee. The Special Committee will be responsible for evaluating, negotiating and recommending to the Board any proposals involving a strategic transaction by the Company with one or more third parties.

There can be no assurance that any definitive offer will be made, that any agreement will be executed or that a transaction with the Buyer Consortium or any other transaction will be approved or consummated. The process of consummating the proposed Transaction or any other significant strategic transaction involving our company could cause disruptions in our business and divert our management's attention and other resources from day-to-day operations, which could have an adverse effect on our business, results of operations and financial condition. Additionally, current and prospective employees and members of management could become uncertain about their future roles with us in the event the Transaction is completed. This uncertainty could adversely affect our ability to retain and hire employees and members of management.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Physical Plant and Production

Our executive offices are located in Chaoyang District, Beijing, the capital city of China. Our owned facility includes two-floor office space (2,331.90 square meters) and 5-parking-lot spaces (288.17 square meters).  The Company obtained the title of such offices and parking lots on April 28, 2017.

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

The land on which our owned facility in Heilongjiang is located measures 14,715 square meters (158,391 square feet). The land use right was issued to HLJ Xinda Group by the City of Harbin and will expire in 2053.  In October 2017, HLJ Xinda Group gained additional 95,758 square meters (1,030,734 square feet) land use right by the City of Harbin and will expire in 2067.  We also have a long-term lease of the production facilities with Harbin Xinda High-Tech Co., Ltd ("Xinda High-Tech"). The land on which our leased facility is located measures 16,537 square meters (178,009 square feet). The facility we rent includes three buildings with two office buildings attached by one workshop respectively and one guard room.

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

On May 9, 2011, Harbin Xinda, a subsidiary of China XD, entered into a purchase agreement with Harbin Shengtong Engineering Plastics Co. Ltd. ("Harbin Shengtong") as amended on June 1, 2011. The legal representative of Harbin Shengtong is a former employee of Harbin Xinda. Pursuant to the purchase agreement, Harbin Xinda will purchase from Harbin Shengtong land use rights and a plant consisting of five workshops, a building and certain ancillary facilities (the "Project"). Harbin Shengtong is responsible to complete the construction of the plant and workshops according to Harbin Xinda's specifications. Once the Project is fully completed and accepted by Harbin Xinda, Harbin Shengtong shall transfer titles of the Project to Harbin Xinda. During the year ended December 31, 2014, the Project was completed. The total cost for the Project was RMB501.5 million. The titles of the five workshops are expected to transfer to the Company in 2018.

As of December 31, 2017, we had approximately 608,500 metric tons of production capacity across 144 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems, including the three additional workshops with 30 production lines completed the trial-run in December of 2012 and further expanded our annual capacity potential by approximately 135,000 metric tons and support our future growth in 2013. In December 2013, we broke ground on the construction of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total domestic installed production capacity to 690,000 metric tons with additional 70 new production lines at the completion of the construction of our fourth production plant. Sichuan Xinda has supplied to its customers since 2013, mainly backed by production capacity in our Harbin production plant. We installed 50 production lines with production capacity of 216,000 metric tons in the second half of 2016 in our Sichuan plant as of December 31, 2017. There is still construction ongoing on the site of our Sichuan plant to be expected to be completed by the end of the second quarter of 2018. In order to meet the increasing demand from our customer in the ROK and to develop potential overseas markets, Dubai Xinda obtained one leased property and two purchased properties, approximately 52,530 square meters in total, including leased 10,000 square meters, and purchased 20,206 and 22,324 square meters on January 25, 2015, June 28, 2016 and September 21, 2016, respectively, from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE, with constructed building comprising warehouses, offices and service blocks.  In addition to the earlier 10 trial production lines in Dubai Xinda, the Company is planning to complete installing 45 production lines with 12,000 metric tons of annual production capacity by the end of April, 2018, and additional 50 production lines with 13,000 metric tons of annual production capacity by end of 2018, bringing total installed production capacity in Dubai Xinda to 25,000 metric tons, targeting high-end products for the overseas market.

In July 2017, the HLJ Xinda Group launched new industrial development project with the Management Committee of Harbin Economic - Technological Development Zone.  It  includes an industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics, which we expect will be completed by the end of June 2018. Also included is an industrial project for 300,000 metric tons of biological composite materials, an industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory, all of which we expect to be completed by the end of July 2019.

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

	Common Stock
	High	Low
Fiscal Year Ending December 31, 2017
First Quarter	5.03	3.95
Second Quarter	4.95	4.65
Third Quarter	4.80	4.50
Fourth Quarter	5.00	4.58

Fiscal Year Ending December 31, 2016
First Quarter	4.13	2.70
Second Quarter	3.86	2.82
Third Quarter	5.36	3.21
Fourth Quarter	4.70	3.85

Number of Holders

As of March 9, 2018, there were 456 record holders of our common stock.

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

The following graph compares the change in cumulative total stockholders' return on our common stock with (a) NASDAQ Composite Index and (b) Russell Small Cap Completeness Index, for each year from December 31, 2012 through December 31, 2017. The graph assumes an initial investment of $100 at the closing price on December 31, 2012 and assumes all dividends (if any) were reinvested. The figures for the chart and graph set forth below have been calculated based on the closing prices on the last trading day on the NASDAQ Global Market for each period indicated.

STOCK PERFORMANCE GRAPH
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
250
200
150
100
50
-
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
China XD Plastics (CXDC)
NASDAQ Composite Index (^IXIC)
Russell Small Cap Completeness Index (^RSCC)

Adjusted Closing Stock Price Cumulative Change

	12/31/2017	12/31/2016	12/31/2015	12/31/2014	12/31/2013	12/31/2012
China XD Plastics Co. Ltd.	$120	$105	$116	$142	$138	$100
Nasdaq Composite Index	$229	$178	$166	$157	$138	$100
Russell Small Cap Completeness Index	$193	$158	$138	$145	$1137	$100

*$100 invested on 12/31/2012 in stock or index, including reinvestment of dividends. Data points are the last day of each fiscal year for the Company's common stock and December 31 of each year for indexes.

ITEM 6.   SELECTED FINANCIAL DATA

The tables below set forth selected historical financial information of the Company that has been derived from the audited financial statements as of December 31, 2013, 2014, 2015, 2016 and 2017, and for the last five years in the period ended December 31, 2017. The selected historical financial data should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere in this Form 10-K.

(in millions, except number of shares and per share amounts).

	2017	2016	2015	2014	2013
Revenues	$1,290.4	$1,201.7	$999.2	$1,110.6	$1,050.8
Net income	$31.6	$101.6	$83.7	$120.7	$133.8
Earnings per share
- basic	$0.48	$1.54	$1.27	$1.85	$2.08
- diluted	$0.48	$1.54	$1.27	$1.85	$2.08
Shares used in computing earnings per share

- basic	49,598,609	49,418,188	49,225,566	48,833,434	47,794,028
- diluted	49,598,609	49,419,197	49,229,460	48,833,434	47,794,028
Total cash, cash equivalents, restricted cash and time deposits	608.1	456.4	408.4	296.5	390.5
Total Assets	2,544.1	2,126.5	1,752.0	1,299.7	1,075.9
Long term bank loans	114.2	249.5	107.5	174.3	-
Notes payable	-	-	145.6	148.6	-
Total liabilities	1,733.7	1,394.7	1,076.4	676.8	566.0
Redeemable Series D Convertible Preferred Stock	97.6	97.6	97.6	97.6	97.6
Total Stockholder's equities	712.8	634.3	578.0	525.3	412.3

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

General

China XD is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China, and to a lesser extent, in Dubai, UAE. Through our wholly-owned operating subsidiaries in China and UAE we develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 444 certifications from manufacturers in the automobile industry as of December 31, 2017. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province. Our Research and Development (the "R&D") team consists of 522 professionals and 11 consultants, including one consultant who is a member of Chinese Academy of Engineering. As a result of the integration of our academic and technological expertise, we have a portfolio of 442 patents, 31 of which we have obtained the patent rights and the remaining 411 of which we have applications pending in China as of December 31, 2017.

Our products include twelve categories: Modified Polypropylene (PP), Modified Acrylonitrile Butadiene Styrene (ABS), Modified Polyamide 66 (PA66), Modified Polyamide 6 (PA6), Modified Polyoxymethylenes (POM), Modified Polyphenylene Oxide (PPO), Plastic Alloy, Modified Polyphenylene Sulfide (PPS), Modified Polyimide (PI), Modified Polylactic acid (PLA), Poly Ether Ether Ketone (PEEK), and Polyethylene (PE).

The Company's products are primarily used in the production of exterior and interior trim and functional components of 30 automobile brands and 92 automobile models manufactured in China, including Audi, Mercedes Benz, BMW, Toyota, Buick, Chevrolet, Mazda, Volvo, Ford, Citroen, Jinbei, VW Passat, Golf, Jetta, etc.  Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing plants in Harbin, Heilongjiang in the PRC. As of December 31, 2017, in Harbin, Heilongjiang Province, we had approximately 390,000 metric tons of production capacity across 84 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwanese conveyer systems. In December 2013, we broke ground on the construction of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total domestic installed production capacity to 690,000 metric tons with additional 70 new production lines at the completion of the construction of our fourth production plant. Sichuan Xinda has supplied to its customers since 2013, mainly backed by production capacity in our Harbin production plant. We installed 50 production lines in the second half of 2016 in our Sichuan plant with production capacity of 216,000 metric tons during the year of 2017.  As of December 31, 2017, there is still construction ongoing on the site of our Sichuan plant which is to be expected to be completed by the end of the second quarter of 2018. In order to meet the increasing demand from our customer in the ROK and to develop potential overseas markets, Dubai Xinda obtained one leased property and two purchased properties, approximately 52,530 square meters in total, including one leased 10,000 square meters, and two purchased 20,206 and 22,324 square meters on January 25, 2015, June 28, 2016 and September 21, 2016, respectively, from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE, with constructed building comprising warehouses, offices and service blocks. In addition to the earlier 10 trial production lines in Dubai Xinda, the Company is planning to complete installing 45 production lines with 12,000 metric tons of annual production capacity by the end of April, 2018, and an additional 50 production lines with 13,000 metric tons of annual production capacity by end of 2018, bringing total installed production capacity in Dubai Xinda to 25,000 metric tons, targeting high-end products for the overseas market.

In July 2017, the HLJ Xinda Group launched new industrial development project with the Management Committee of Harbin Economic - Technological Development Zone.  It  includes an industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics, which we expect will be completed by the end of June 2018. Also included is an industrial project for 300,000 metric tons of biological composite materials, an industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory, all of which we expect to be completed by the end of July 2019.

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

No impairment on our long-lived assets was recognized in 2017, 2016 and 2015.

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

Income Tax Uncertainties and Realization of Deferred Income Tax Assets

Our income tax provision, deferred income tax assets and deferred income tax liabilities are recognized and measured primarily based on actual and expected future income, PRC statutory income tax rates, PRC tax regulations and tax planning strategies. Significant judgment is required in interpreting tax regulations in the PRC, evaluating uncertain tax positions, and assessing the realizability of deferred income tax assets. Actual results could differ materially from those judgments, and changes in judgments could materially affect our consolidated financial statements. As of December 31, 2017 and 2016, we had total gross deferred income tax assets of US$8,089,033 and US$3,951,012, respectively. We record a valuation allowance to reduce our deferred income tax assets if, based on the weight of available evidence, we believe expected future taxable income is not likely to support the use of a deduction or credit in that jurisdiction. We evaluate the level of our valuation allowances quarterly, and more frequently if actual operating results differ significantly from forecasted results. As of December 31, 2017 and 2016, our valuation allowance against deferred income tax assets was US$7,818,069 and US$3,951,012, respectively.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter of 2017. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. The new revenue standard may be applied retrospectively to each prior period presented ("full retrospective method) or retrospectively with the cumulative effect recognized as of the date of adoption ("modified retrospective method"). The Company plans to apply the modified retrospective method to those contracts that are not completed contracts on January 1, 2018 upon adoption of ASU 2014-09. The Company has completed its evaluation by the end of 2017 and concluded that there is no impact on the retained earnings as of January 1, 2018 and there is no material impact on its consolidated financial statements and related disclosures as a result of the new adoption of the guidance.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addressed and provided guidance for each of eight specific cash flow issues with the objective of reducing the existing diversity in practice. This standard will be effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has early adopted ASU 2016-15 on its consolidated financial statements and there was no impact as a result of the adoption.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This standard required that companies recognize the income tax consequences of an intra-entity transfer of an asset (other than inventory) when the transfer occurs. Current guidance prohibits companies from recognizing current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This standard will be effective for public companies for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has early adopted ASU 2016-16 on its consolidated financial statements and there was no impact as a result of the adoption.

Effective January 1, 2017, the Company adopted the FASB ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard simplified certain aspects of the accounting for share-based payment transactions, including recognition of excess tax benefits and deficiencies, classification of awards and classification in the statement of cash flows and forfeitures. As a result of adoption, the Company elected to estimate the number of awards that are expected to vest. The adoption of this standard had no impact on the Company's consolidated financial statements.

The following table sets forth statements of comprehensive income data for the years ended December 31, 2017, 2016 and 2015 in millions of US$:

(millions of US$, except the percentage)	For the Years Ended December 31,
	2017			2016			2015
			Change			Change
	Amount	%	%	Amount	%	%	Amount	%
Revenues	1,290.4	100%	7.4%	1,201.7	100%	20.3%	999.2	100%
Cost of revenues	(1,053.7)	(81.7)%	10.4%	(954.7)	(79.4)%	16.7%	(817.8)	(81.8)%
Gross profit	236.7	18.3%	(4.2)%	247.0	20.6%	36.2%	181.4	18.2%
Total operating expenses	(78.5)	(6.1)%	(1.0)%	(79.3)	(6.6)%	70.9%	(46.4)	(4.6)%
Operating income	158.2	12.2%	(5.7)%	167.7	14.0%	24.2%	135.0	13.6%
Income before income taxes	122.1	9.5%	2.6%	119.0	9.9%	16.8%	101.9	10.3%
Income tax expense	(90.5)	(7.0)%	420.1%	(17.4)	(1.4)%	(4.4)%	(18.2)	(1.8)%
Net income	31.6	2.5%	(68.9)%	101.6	8.5%	21.4%	83.7	8.5%

Revenues

Fiscal 2017 Highlights

Revenues increased by 7.4% or US$88.7 million in 2017 as compared to 2016. This was due to approximately 14.3% increase in sales volume and 3.9% decrease in the average RMB selling price of our products.

(i) Domestic market

For the year ended December 31, 2017, revenue from domestic market increased by US$116.6 million as a result of an increase of 15.2% in sales volume and a decrease of 1.8% in the average RMB selling price of our products, as compared with those of last year.

According to the China Association of Automobile Manufacturers, Automobile production in China increased by 3.2% for the twelve months of 2017 as compared to the same period of 2016. An improvement in macroeconomic conditions since 2016 has improved business conditions.

Driven by accelerating growth of 53.8% in Central China, 33.7% in Southwest China, 21.5% in North China, 21.1% in South China, 7.6% in East China, and 1.3% in Northeast China, our domestic sales in 2017 increased by 10.7% as compared to the same period of the prior year.

As for the RMB selling price, the Company also implemented a marketing strategy of offering lower-end products with lower RMB pricing to further penetrate the new regional markets in Central China and Southwest China.

(ii) Overseas market

For the year ended December 31, 2017, revenues from overseas market decreased by US$27.9 million and accounted for 6.4% of the total sales as compared to 9.2% of that in 2016.

In 2017, the Company has received all of the outstanding balance as of December 31, 2016 from the ROK customer.  During the second quarter of 2017, we resumed sales into ROK market by selling to the ROK customer.  As of December 31, 2017, the ROK customer has an outstanding balance of US$80.2 million, among which balance of US$37.7 million was overdue. The overdue payment has been explained to the Company as due to this customer's business expansion and tight funding conditions. Subsequently the Company has collected $32.0 million from the ROK customer. The Company has discussed this situation with the ROK customer and obtained an understanding that they will pay off all of the outstanding balance by March 31, 2018.  As the account receivable balance was overdue, the Company suspended sales to the ROK customer in 2018.

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

In order to stimulate the growth of the auto industry, on September 29, 2015, the Chinese government implemented a tax incentive policy of 50% reduction of the sales tax for eligible purchase of vehicles with engines of 1.6 liters and less.  This helped the recovery of vehicle sales in China since the fourth quarter of 2015. According to the China Association of Automobile Manufacturers, Automobile production in China increased by 14.5% for the year of 2016 as compared to that of 2015. An improvement in macroeconomic conditions in 2016 has improved business conditions and ease pricing pressures which have resulted in stronger company profit margins.

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

The following table summarizes the breakdown of revenues by categories in millions of US$:

(millions of US$, except the percentage)	Revenues For the Years Ended December 31,
	2017		Change	2016		Change	2015
	Amount	%	%	Amount	%	%	Amount	%
Modified Polyamide 66 (PA66)	286.5	22.2%	10.1%	260.1	21.7%	18.7%	219.1	21.9%
Modified Polyamide 6 (PA6)	224.1	17.4%	(20.0)%	280.1	23.3%	37.6%	203.5	20.4%
Plastic Alloy	363.3	28.2%	(9.6)%	401.7	33.4%	14.6%	350.6	35.1%
Modified Polypropylene (PP)	231.3	17.9%	29.4%	178.7	14.9%	8.4%	164.8	16.5%
Modified Acrylonitrile butadiene styrene (ABS)	43.3	3.3%	2.9%	42.1	3.5%	4.0%	40.5	4.1%
Polyoxymethylenes (POM)	12.0	0.9%	(10.4)%	13.4	1.1%	282.9%	3.5	0.3%
Polyphenylene Oxide (PPO)	17.5	1.3%	14.4%	15.3	1.3%	17.7%	13.0	1.3%
Modified Polylactic Acid (PLA)	88.6	6.9%	3,307.7%	2.6	0.2%	n/a	0.0	0.0%
Polyethylene (PE)	22.8	1.8%	n/a	-	-	n/a	-	n/a
Raw Materials	1.0	0.1%	(58.3)%	2.4	0.2%	(29.4)%	3.4	0.3%
Others	-	-	(100.0)%	5.3	0.4%	562.5%	0.8	0.1%
Total Revenues	1,290.4	100.0%	7.4%	1,201.7	100.0%	20.3%	999.2	100.0%

The following table summarizes the breakdown of metric tons (MT) by product mix:

	Sales Volume For the Years Ended December 31,
	2017		Change	2016		Change	2015
	MT	%	%	MT	%	%	MT	%
Modified Polyamide 66 (PA66)	66,662	14.6%	2.8%	64,831	16.2%	22.1%	53,114	16.0%
Modified Polyamide 6 (PA6)	72,792	15.9%	(12.5)%	83,159	20.8%	42.2%	58,465	17.6%
Plastic Alloy	110,614	24.2%	(10.1)%	123,041	30.7%	10.5%	111,314	33.5%
Modified Polypropylene (PP)	152,630	33.4%	48.6%	102,745	25.7%	16.1%	88,508	26.6%
Modified Acrylonitrile butadiene styrene (ABS)	20,778	4.5%	20.7%	17,215	4.3%	7.5%	16,007	4.8%
Polyoxymethylenes (POM)	3,720	0.8%	(15.0)%	4,375	1.1%	317.1%	1,049	0.3%
Polyphenylene Oxide (PPO)	2,832	0.6%	20.3%	2,355	0.6%	28.4%	1,834	0.6%
Modified Polylactic Acid (PLA)	9,224	2.0%	2,144.3%	411	0.1%	41000.0%	1	0.0%
Polyethylene (PE)	18,133	4.0%	n/a	-	-	n/a	-	-
Raw materials	-	-	(100.0)%	2,184	0.5%	17.9%	1,852	0.6%
Total Sales Volume	457,385	100.0%	14.3%	400,316	100.0%	20.5%	332,144	100.0%

The Company continued to shift production mix from traditional lower-end products to higher-end products such as PA66, PLA, and PPO, primarily due to (i) greater growth potential of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) better quality from and consumer recognition of higher-end cars made by automotive manufacturers from Chinese and Germany joint ventures, and U.S. and Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Margin

(in millions, except percentage)	For the Years Ended December 31,
	2017	Change	2016	Change	2015
Gross Profit	$236.7	(4.2)%	$247.0	36.2%	$181.4
Gross Margin	18.3%	(2.3)%	20.6%	2.4%	18.2%

Fiscal 2017 Highlights

Gross profit was US$236.7 million in the year ended December 31, 2017, compared to US$247.0 million in 2016, representing a decrease of 4.2%.

Our gross margin decreased to 18.3% during the year of 2017 from 20.6% in 2016 primarily due to (i) lower sales of higher-end products by Dubai Xinda; and (ii) implementing a marketing strategy of offering lower-end products with lower RMB pricing to further penetrate the new regional markets in Central China and Southwest China, since the third quarter of  2017 as compared to that of the prior year.

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

General and Administrative Expenses

(in millions, except percentage)	For the Years Ended December 31,
	2017	Change	2016	Change	2015
General and Administrative Expenses	$38.5	28.3%	$30.0	26.1%	$23.8
as a percentage of revenues	3.0%	0.5%	2.5%	0.1%	2.4%

Fiscal 2017 Highlights

General and administrative (G&A) expenses were US$38.5 million in 2017, compared to US$30.0 million in 2016, representing an increase of 28.3%, or US$8.5 million. This increase is primarily due to the increase of (i) US$5.6 million in salary, bonus and welfare which was resulted from the increase in the number of management and general staff from supporting departments and in the average salary and bonus; (ii) US$0.7 million in depreciation; (iii) US0.5 million in non-income taxation expenses; (iv) US$1.8 million in compensation for the terminated contracts with Harbin Hailezi Science and Technology Co., Ltd; and partially offset by (v) the decrease of US$ 0.1 million in share based compensation.

On a percentage basis, G&A expenses in 2017 were 3.0%, compared to 2.5% of the same period of 2016.

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

On a percentage basis, G&A expenses in 2015 were 2.4% of revenues, compared to 1.9% of the same period of 2014.

 Research and Development Expenses

(in millions, except percentage)	For the Years Ended December 31,
	2017	Change	2016	Change	2015
Research and Development Expenses	$36.8	(23.3)%	$48.0	127.5%	$21.1
as a percentage of revenues	2.9%	(1.1)%	4.0%	1.9%	2.1%

Fiscal 2017 Highlights

Research and development expenses were US$36.8 million in 2017 compared with US$48.0 million in 2016, a decrease of US$11.2 million, or 23.3%. The decrease was primarily due to the decrease of raw materials used in two specific research and development projects in Sichuan Xinda.

As of December 31, 2017, the number of ongoing research and development projects was 376. We expect to complete and commence to realize economic benefits from approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.

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

Operating Income

Total operating income was US$156.7 million in 2017 compared to US$167.7 million in 2016 and US$135.0 million in 2015, representing a decrease of 6.6% or US$11.0 million in 2017, and an increase of 24.2% or US$32.7 million in 2016. This decrease in 2017 was due to the lower gross margin and the higher general and administration expenses, partially offset by the lower research and development expenses. While the increase in 2016 was due to the higher gross margin, partially offset by the higher general and administration expenses and higher research and development expenses.

Interest Income (Expenses)

(in millions, except percentage)	For the Years Ended December 31,
	2017	Change	2016	Change	2015
Interest Income	$5.3	(8.6)%	$5.8	(29.3)%	$8.2
Interest Expenses	(45.4)	9.7%	(41.4)	(3.0)%	(42.7)
Net Interest Expenses	$(40.1)	12.6%	$(35.6)	3.2%	$(34.5)
as a percentage of revenues	3.1%	0.2%	2.9%	(0.6)%	3.5%

Fiscal 2017 Highlights

Net interest expense was US$40.1 million in 2017, compared to net interest expense of US$35.6 million in 2016, primarily due to  (i) the increase of interest expense due to the increase of average short-term and long-term loan balance in amount of US$850.0 million for the twelve month ended December 31, 2017 compared to US$576.0 million for the same period in 2016, partially offset by the decrease of  interest rate to 4.61% for  the twelve month ended December 31, 2017 from 4.71% in 2016, and (ii) the decrease of interest income resulting from the average interest rate for deposits decreased to 1.28% for the year ended December 31, 2017 compared to 1.36% in 2016, which was partially offset by the increase of average deposit balance in the amount of US$441.2 million for the year ended December 31, 2017 compared to US$420.3 million in 2016.

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

Foreign Currency Exchange Gains (Losses)

(in millions, except percentage)	For the Years Ended December 31,
	2017	Change	2016	Change	2015
Foreign currency exchange gains (losses)	$(6.5)	(425.0)%	$2.0	190.9%	$(2.2)
as a percentage of revenues	0.5%	0.3%	0.2%	0.0%	0.2%

Foreign currency exchange losses were US$6.5 million in 2017, compared to foreign currency exchange gains of US$2.0 million in 2016, and foreign currency exchange losses of US$2.2 million in 2015 mostly due to the appreciation of RMB again US Dollar during 2017 as China loosened the range RMB was allowed to fluctuate.

Loss on Debt Extinguishment

(in millions, except percentage)	For the Years Ended December 31,
	2017	Change	2016	Change	2015
Loss on Debt Extinguishment	$-	(100.0)%	$19.0	n/a	-
as a percentage of revenues	0.0%	(1.6)%	1.6%	1.6%	0.0%

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

Income Taxes

(in millions, except percentage)	For the Years Ended December 31,
	2017	Change	2016	Change	2015
Income before Income Taxes	$122.1	2.6%	$119.0	16.8%	$101.9
Income Tax Expense	(90.5)	420.1%	(17.4)	(4.4)%	(18.2)
Effective income tax rate	74.1%	59.5%	14.6%	(3.3)%	17.9%

The effective income tax rate in 2017, 2016 and 2015 was 74.1%, 14.6% and 17.9%, respectively.

Income tax expense in 2017 includes a charge of US$71.0 million, which represents management's estimate of the amount of U.S. corporate tax based on the deemed repatriation of the United States of accumulated earnings mandated by the U.S. tax reform.

Excluding the impact of repatriation tax for 2017, our effective tax rate would be 16.0% for the year ended December 31, 2017. The effective income rate increased 1.4% from 14.6% in 2016, primarily due to the less portion of the consolidated profit was generated by Dubai Xinda which was exempted from income taxes and the decrease of the 50% additional deduction of R&D expense.

The effective income tax rate decreased from 17.9% in 2015 to 14.6% in 2016, primarily due to the more portion of the consolidated profit was generated by Dubai Xinda which was exempted from income taxes.

Excluding the impact of repatriation tax for 2017, the effective income tax rate (16.0%) in 2017 differs from the PRC statutory income tax rate of 25% primarily due to the effect of the preferential tax rate of Dubai Xinda not subject to PRC income tax, Sichuan Xinda's preferential tax rate and R&D 50% additional deduction of HLJ Xinda Group and Sichuan Xinda and partially offset by (i) the increase of valuation allowances against deferred income tax assets of certain subsidiaries, which were at cumulative loss position, and (ii) the effect of non-deductible expenses.

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

Our PRC and Dubai subsidiaries have US$606.1 million of cash and cash equivalents, restricted cash and time deposits as of December 31, 2017, which are planned to be indefinitely reinvested in the PRC and Dubai. The distributions from our PRC and Dubai subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries. In addition, due to our policy of indefinitely reinvesting our earnings in Dubai, UAE, we have not provided for deferred income tax liabilities related to Dubai Xinda in Dubai, UAE, on undistributed earnings.

Net Income

As a result of the above factors, we had a net income of US$31.6 million in 2017, as compared to US$101.6 in 2016 and US$83.7 million in 2015.

Selected Balance Sheet Data as of December 31, 2017 and 2016:

	2017	2016	Change
(in millions, except percentage)			Amount	%
Cash and cash equivalents	190.4	168.1	22.3	13.3%
Restricted cash	129.7	103.5	26.2	25.3%
Time deposits	288.0	184.8	103.2	55.8%
Accounts receivable, net of allowance for doubtful accounts	298.9	410.0	(111.1)	(27.1)%
Inventories	421.7	280.9	140.8	50.1%
Prepaid expenses and other current assets	144.3	125.3	19.0	15.2%
Property, plant and equipment, net	835.6	806.4	29.2	3.6%
Land use rights, net	31.9	22.5	9.4	41.8%
Prepayments to equipment and construction suppliers	190.6	14.2	176.4	1,242.3%
Other non-current assets	12.9	10.5	2.4	22.9%
Total assets	2,544.1	2,126.5	417.6	19.6%
Short-term bank loans, including current portion of long-term bank loans	775.4	444.8	330.6	74.3%
Bills payable	252.8	148.4	104.4	70.4%
Accounts payable	228.0	320.0	(92.0)	(28.8)%
Income taxes payable, including noncurrent portion	108.4	26.7	81.7	306.0%
Accrued expenses and other current liabilities	138.6	119. 3	19.3	16.2%
Long-term bank loans, excluding current portion	114.2	249.5	(135.3)	(54.2)%
Deferred income	99.2	69.3	29.9	43.1%
Redeemable Series D convertible preferred stock	97.6	97.6	-	-
Stockholders' equity	712.8	634.3	78.5	12.4%

Our financial condition continued to improve as measured by an increase of 12.4% in stockholders' equity as of December 31, 2017 as compared to that of December 31, 2016. Cash and cash equivalents, restricted cash and time deposits increased by 33.2% or US$151.7 million due to the operating cash inflows. Accounts receivable decreased by 27.1% or US$111.1 million due to the management efforts to collect outstanding balances due from the domestic customers. Inventories increased by 50.1% as a result of more purchases of the raw materials and the Company's strategy to stock up the finished goods for the upcoming orders. Prepayment to equipment and construction suppliers increased by 1,242.3% mainly because advance to purchases for the storage facility and other equipment of HLJ Xinda group.

The aggregate short-term and long-term bank loans increased by 28.1% mainly because the Xinda Group obtained a seven-year unsecured loan of RMB526.3 million (equivalent to US$80.6 million) due to the utilization of existing lines of credit to support the expansion of the Sichuan and Dubai facilities. We believe our current debt level is manageable. We define the manageable debt level as the sum of aggregate short-term and long-term loans, and notes payable over total assets.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production lines. We have financed these requirements primarily from cash generated from operations, bank borrowings and the issuance of our convertible preferred stocks and debt financings. As of December 31, 2017 and 2016, we had US$190.4 million and US$168.1 million, respectively, in cash and cash equivalents, which were primarily deposited with banks in China (including Hong Kong and Macau SAR), UAE and U.S. As of December 31, 2017, we had US$775.4 million outstanding short-term bank loans (including the current portion of long-term bank loans), including US$363.3 million unsecured loan and US$68.9 million loans secured by accounts receivable, US$41.5 million loans secured by restricted cash, US$30.6 million loans secured by land use rights, and US$271.1 long-term bank loans that due in one year. We also had US$114.2 million unsecured long-term loans (excluding the current portion). Short-term and long-term bank loans in total bear a weighted average interest rate of 4.3% per annum and do not contain any renewal terms. We have historically been able to make repayments when due.

A summary of lines of credit and the remaining line of credit as of December 31, 2017 is as below:

(in millions)	December 31, 2017
	Lines of Credit, Obtained			Remaining Available
Name of Financial Institution	Date of Approval	RMB	USD	USD
Bank of Longjiang, Heilongjiang	September 12, 2017	500.0	76.5	-
China Everbright Bank	July 19, 2017	100.0	15.3	15.3
China CITIC Bank	February 26 , 2017	100.0	15.3	15.3
Standard Chartered Bank	August 22, 2016	1,017.8	155.8	-
Bank of China	July 28, 2017	1,506.2	230.5	137.7
Industrial & Commercial Bank of China (ICBC)	September 18, 2017	1,300.0	199.0	92.8
Agriculture Bank of China	March 17, 2017	200.0	30.6	-
China Construction Bank	January 8, 2016	348.6	53.4	-
Kunlun Bank	August 23, 2017	20.0	3.1	-
Export-Import Bank of China	September 2, 2017	200.0	30.6	-
Bank of Communications	August 13, 2017	300.0	45.9	-
Postal Savings Bank of China	March 30, 2017	400.0	61.2	15.3
Sichuan Tianfu Bank	May 19, 2017	300.0	45.9	38.3
Daqing State owned assets management company	December 1, 2017	200.0	30.6	-
Nanchong Shuntou Development Group Ltc.	January 5, 2017	630.0	96.4
Subtotal (credit term<=1 year)		7,122.6	1,090.1	314.7
Bank of China	July 28, 2016	275.0	42.1	8.4
Bank of Longjiang, Heilongjiang	November 28, 2017	700.0	107.1	26.6
Subtotal (credit term>1 year)		975.0	149.2	35.0
Total		8,097.6	1,239.3	349.7

We have historically been able to make repayments when due. As of December 31, 2017, we have contractual obligations to pay (i) lease commitments in the amount of US$11.7 million, including US$1.4 million due in one year; (ii) equipment acquisition and facility construction in the amount of US$92.4 million; and (iii) long-term bank loan in the amount of US$414.2 million (including principals and interests).

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

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2017, 2016, and 2015:

	Years Ended December 31,
	2017	2016	2015
(in millions, except percentage)
Net cash provided by operating activities	82.7	84.5	227.4
Net cash used in investing activities	(255.3)	(148.6)	(280.3)
Net cash provided by financing activities	183.6	121.8	131.7
Effect of foreign currency exchange rate changes on cash and cash equivalents	11.3	(9.5)	(4.4)
Net increase (decrease) in cash and cash equivalents	22.3	48.2	74.4

FY 2017 Highlights

Operating Activities

Net cash provided by operating activities decreased by US$1.8 million for the year ended December 31, 2017 from US$84.5 million for the year ended December 31, 2016, primarily due to (i) the increase of approximately US$373.2 million  in cash operating payments, including raw material purchases, rental and personnel costs, (ii) the decrease of approximately US$4.3 million released from restricted cash, partially offset by (iii) the increase of approximately US$358.4 million in cash collected from our customers for the year ended December 31, 2017, (iv) the decrease of US$6.4 million in income tax payments, (v) the increase of US$0.4 million in interest income received, (vi) the decrease of US$7.1 million interest payments and (vii) the increase of US$3.4 million received from government grant.

Investing Activities

Net cash used in the investing activities was US$255.3 million for the year ended December 31, 2017 compared to US$148.6 million for the same period of last year, mainly due to (i) the increase of US$245.6 million purchase of property, plant and equipment, (ii) the decrease of US$39.2 million proceeds from maturity of time deposits, and (iii) the increase of US$89.4 million purchase of time deposits, (iv) the increase of US$8.3 million acquisition of land use right, (v) the deposits for acquisition of equity amounted to US$11.9 million and partially offset by (vi) the increase of US$6.9 million government grant related to the construction of Sichuan plant for the twelve month period ended December 31, 2017, and (vii)  the increase of US$280.8 million refund of deposit from an equipment supplier.

Financing Activities

Net cash provided by the financing activities was US$183.6 million for the year ended December 31, 2017, as compared to US$121.8 million for the same period of last year, primarily as a result of (i) the increase of  the proceeds  of US$155.4 million from bank borrowings, (ii)  the decrease of US$165.4 million payment for notes redemption, and (iii) the increase of US$60.8 million of release from restricted cash as collateral for bank borrowings, (iv) the decrease of US$6.8 million issuance costs related to the syndicate loans, partially offset by (v) the increase of US$145.1 million repayments of bank borrowings; (vi) the decrease of US$180.0 million proceeds from  the Syndicate loan facility in 2016,  and (vii) the increase of US$1.5 million payment for restricted cash as collateral for bank borrowings.

FY 2016 Highlights

Operating Activities

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

As of December 31, 2017, our cash and cash equivalents balance was US$190.4 million, compared to US$168.1 million at December 31, 2016.

Days Sales Outstanding ("DSO") has increased from 96 days for the year ended December 31, 2016 to 99 days for the year ended December 31, 2017, as a result of the delay in cash collection from the ROK customer.

We believe that our DSO is still well below industry average Industry Standard Customer and Supplier Payment Terms (days) as below:

	Year ended December 31, 2017 and 2016	Year ended December 31, 2015
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Purchase Credit Term	Payment in advance/up to 90 days	Payment in advance/up to 60 days

Inventory turnover days increased from 109 days for the year ended December 31, 2016 to 120 days for the year ended December 31, 2017.

Turnover days of payables have decreased from 109 days for the year ended December 31, 2016 to 94 days for the year ended December 31, 2017. The Company started to develop new suppliers since the second half year of 2017 to purchase different types of raw materials. At the beginning of co-oporation with new suppliers, the Company paid money timely when received the goods, which led to the decrease of turnover days.

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

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of December 31, 2017 are as follows:
Contractual obligations	Total	Payment due less than 1 year	1 – 3 years	3-5 years	More than 5 years
Lease commitments	11,694,408	1,381,380	1,643,179	1,351,719	7,318,130
Purchase of land use rights, plant equipment, and construction in progress (2) (3) (4) (5) (6)	92,354,153	89,054,444	3,299,709	-	-
Long-term bank loans (1)	414,177,485	285,576,312	59,040,979	53,641,376	15,918,818

Total	518,226,046	376,012,136	63,983,867	54,993,095	23,236,948

(1)  Includes interest of US$27.1 million accrued at the interest rate under the loan agreements. For borrowings with a floating rate, the most recent rate as of December 31, 2017 was applied.

(2)  Sichuan plant construction and equipment purchase

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion in property, plant and equipment and approximately RMB0.6 billion in working capital, for the construction of Sichuan plant. As of December 31, 2017, the Company has a remaining commitment of RMB55.7 million (equivalent to US$8.5 million) mainly for facility construction.

In September 2016, Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB17.0 million (equivalent to US$2.6 million) to purchase storage facility and testing equipment. Afterward, Sichuan Xinda cancelled two contracts with Hailezi for a consideration of RMB1.6 million (equivalent to US$0.2 million). As of December 31, 2017, Sichuan Xinda prepaid RMB6.0 million (equivalent to US$0.9 million) and has a remaining commitment of RMB9.4 million (equivalent to US$1.5 million).

On October 20, 2016, Sichuan Xinda entered into an equipment purchase agreement purchase contract with Peaceful for a total consideration of RMB89.8 million (equivalent to US$13.7 million) to purchase certain production and testing equipment. As of December 31, 2017, the Company has a commitment of RMB55.9 million (equivalent to US$8.5 million).

On November 15, 2016, Sichuan Xinda entered into decoration contract with Beijin Construction  to perform indoor and outdoor decoration work for a consideration of RMB237.6 million (equivalent to US$36.4 million).  On February 20, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform outdoor decoration work for a consideration of RMB2.9 million (equivalent to US$0.5 million). On June 10, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform ground decoration work for a consideration of RMB23.8 million (equivalent to US$3.6 million). As of December 31, 2017, Sichuan Xinda prepaid RMB119.8 million (equivalent to US$18.3 million) of which RMB54.4 million (equivalent to US$8.3 million) was transferred to construction in progress and has a remaining commitment of RMB144.5 million (equivalent to US$22.2 million).

In March 2017, Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB2,242.8 million (equivalent to US$343.2 million) to purchase production equipment and testing equipment. By the end of June 2017, Sichuan Xinda expected to launch an integrated ERP system, which resulted in the equipment to be purchased under the original contracts with Hailezi not meeting the production requirements. Thus the original contracts have been terminated with the amount of RMB2,222.9 million (equivalent to US$340.2 million), and Hailezi agreed to refund the prepayment in the amount of RMB1,704.9 million (equivalent to US$260.9 million) by the end of March 2018, out of the total prepayment made by Sichuan Xinda of RMB1,722.9 million (equivalent to US$263.7 million). As of December 31, 2017, Sichuan Xinda signed a supplementary agreement with Hailezi, pursuant to the agreement, Sichuan Xinda agreed to pay RMB12.4 million (equivalent to USD1.9 million) to Hailezi for the compensation of Hailezi due to the termination of the purchase contracts. As of December 31, 2017, Hailezi has refunded the prepayment in the amount of RMB1,245.5 million (equivalent to US$190.6 million) and the remaining part of the prepayment has been reclassified as prepaid expenses and other current assets. As of December 31, 2017, Sichuan Xinda prepaid RMB18.0 million (equivalent to US$2.7 million) and has a remaining commitment of RMB1.9 million (equivalent to US$0.3 million).

(3)    Heilongjiang plant construction and equipment purchase

On September 26, 2016 and February 28, 2017, HLJ Xinda Group entered into two equipment purchase contracts with Hailezi for a total consideration of RMB782.2 million (equivalent to US$119.7 million) to purchase storage facility and other equipment, which will be used for upgrading the storage system of warehouse located in Harbin, China. Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB621.6 million (equivalent to US$95.1 million) as of December 31, 2017. Due to a redesign of outdoor storage facility in June 2017, HLJ Xinda Group entered into a supplementary agreement with Hailezi, which decreased the original contracts amounts to RMB283.7 million (equivalent to US$43.4 million). Hailezi refunded RMB369.1 million (equivalent to US$56.5 million) to HLJ Xinda Group on June 22, 2017. As of December 31, 2017, HLJ Xinda Group had a remaining commitment of RMB31.1 million (equivalent to US$4.8 million).

In November, 2017, HLJ Xinda Group entered into an equipment purchase contract with Hailezi for a total consideration of RMB939.7 million (equivalent to US$143.8 million). As of December 31, 2017, HLJ Xinda Group has prepaid RMB751.8 million (equivalent to US$115.3 million) and has a remaining commitment of RMB187.9 million (equivalent to US$28.7 million).

(4)    Dubai plant construction and equipment

On April 28, 2015, Dubai Xinda entered into a warehouse construction contract with Falcon Red Eye Contracting Co. L.L.C. for a total consideration of AED6.7 million (equivalent to US$1.8 million). As of December 31, 2017, the Company has a remaining commitment of AED2.1 million (equivalent to US$0.6 million).

(5)    Xinda CI (Beijing) office building decoration

On March 30, 2017, Xinda CI (Beijing) entered into a decoration contract with Beijing Fangyuan Decoration Engineering Co., Ltd for a total consideration of RMB5.8 million (equivalent to US$0.9 million) to decorate office building. As of December 31, 2017, the decoration work in the amount of RMB2.0 million (equivalent to US$0.3 million) was recorded in construction in progress. As of December 31, 2017, the Company has a remaining commitment of RMB3.8 million (equivalent to US$0.6 million).

On June 9, 2017, Xinda CI (Beijing) entered into a decoration contract with Beijing Zhonghongwufang Stone Co., Ltd for a total consideration of RMB1.2 million (equivalent to US$0.2 million) to decorate office building. As of December 31, 2017, the decoration work in the amount of RMB0.6 million (equivalent to US$0.1 million) was recorded in construction in progress. As of December 31, 2017, the Company has a remaining commitment of RMB0.6 million (equivalent to US$0.1 million).
(6)  Xinda Shanghai Research & Development office building

In December, 2017, HLJ Xinda Group entered into a building purchase contract with Shanghai Caohejing Kangqiao Science & Green River Construction & Development Co., Ltd. for a total consideration of RMB216.6 million (equivalent to US$33.2 million). As of December 31, 2017, HLJ Xinda Group has a remaining commitment of RMB108.3 million (equivalent to US$16.6 million).

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

A hypothetical 1.0% increase in the annual interest rate for all of our credit facilities under which we had outstanding borrowings as of December 31, 2017 would decrease income before income taxes by approximately US$8.9 million for the year ended December 31, 2017. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

Majority of our revenues are collected in and our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the US$1.00 until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the People's Bank of China allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. The People's Bank of China allowed the RMB and U.S. dollar exchange rate to fluctuate within 1% on April 16, 2012 and 2% on March 17, 2014 respectively. On December 31, 2017, the RMB traded at 6.5342 RMB to 1.00 U.S. dollar.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our assessment, the CEO and the CFO determined that, as of December 31, 2017, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Notwithstanding management's assessment that our internal control over financial reporting was ineffective as of December 31, 2017 due to the material weakness described below under Management's Report on Internal Control Over Financial Reporting, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on a framework established in Internal Control- Integrated Framework (2013) issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO) as of December 31, 2017. Based on such evaluation, our management, including the CEO and CFO, has concluded that the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) as of December 31, 2017 is ineffective. This assessment identified one material weakness related to lack of sufficient accounting and financial reporting personnel to formalize certain key controls over the financial reporting process and report financial reporting information based on generally accepted accounting principles and SEC reporting requirements.

The Company's independent registered public accounting firm has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2017, as stated in their report appearing herein under Item 9A(b) of this Annual Report on Form 10-K. Our independent registered public accounting firm has issued an adverse opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

During the twelve months ended December 31, 2017, our efforts to improve our internal controls over financial reporting 1) adopting procedures to evaluate and assess performance of directors, officers and employees of the Company, (2) internal meetings, discussions, trainings and seminars periodically to review and improve our internal control procedures; (3) recruiting qualified accounting staff in Xinda CI (Beijing) with requisite expertise and knowledge to help improve our internal control procedures. We plan to improve on the above-referenced weakness by the end of the fiscal year ending December 31, 2018.

Other than the foregoing, there has been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b) Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
 China XD Plastics Company Limited:
Opinion on Internal Control Over Financial Reporting
We have audited China XD Plastics Company Limited's and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 15, 2018 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company's lack of sufficient accounting and financial reporting personnel has been identified and included in management's assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 /s/ KPMG Huazhen LLP
Beijing, China
March 15, 2018

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

Our current directors and executive officers are as follows:

Name	Age	Title	Date of Initial Appointment
Jie Han	52	Chief Executive Officer and Chairman of the Board of Directors	December 31, 2008
Taylor Zhang	39	Chief Financial Officer and Director	May 14, 2009
Qingwei Ma	43	Chief Operating Officer and Director	December 31, 2008
Joseph Chow (1)(3)	54	Independent Director	November 16, 2017
Feng Li (1)(2)(3)	55	Independent Director	November 14, 2012
Linyuan Zhai (1)(2)(3)	68	Independent Director	May 14, 2009
Homer Sun (2)(4)	46	Independent Director	January 1, 2012
Jun Xu(4)	42	Independent Director	September 28, 2011

(1)  Serves as a member of the Audit Committee.

(2)  Serves as a member of the Compensation Committee.

(3)  Serves as a member of the Nominating Committee.

(4)  Series D Director nominee.

Jie Han. Mr. Han co-founded Harbin Xinda Macromolecule Material Co., Ltd. ("Harbin Xinda"), the Company's wholly owned subsidiary, in 2004, and has been employed by Harbin Xinda since that time. In January 2008, Mr. Han was appointed Chairman and Chief Executive Officer of Harbin Xinda. Prior to organizing Xinda High-Tech Co., Ltd ("Xinda High-Tech"), which was founded in 2003, Mr. Han had been associated with the Harbin Xinda Nylon Factory, which he founded in 1985. With 30 years of experiences in the industry, Mr. Han is an expert in the management and financial aspects of the manufacture and distribution of modified plastic products. Mr. Han contributes to our Board of Directors strong leadership and vision for the development of our Company.

Mr. Han currently serves as an executive director of China Plastic Processing Industry Association and is also a director of the Heilongjiang Industry and Commerce Association. In addition, Mr. Han serves as a deputy to the Harbin Municipal People's Congress. Mr. Han received a business management degree from the Heilongjiang Provincial Party School.

Taylor Zhang. Mr. Zhang has over 15 years of experience in finance and operation in a broad range of industries. From May 2008 to March 2009, Mr. Zhang served as Chief Financial Officer of Advanced Battery Technologies, Inc. From 2007 to 2008, he served as Executive Vice President of Finance of China Natural Gas, Inc. From 2005 to 2007, Mr. Zhang worked as a research analyst in New York Private Equity. From 2000 to 2002, he was employed as Finance Manager by Datong Thermal Power Limited. Mr. Zhang contributes to our Board of Directors with extensive experience in finance and operations. He holds a MBA from University of Florida and a Bachelor's Degree in mechanical and electronic engineering from Beijing Technology and Business University.

Qingwei Ma. Mr. Ma has been employed as General Manager of Harbin Xinda since it was founded in 2004. In 2008, he was promoted to Chief Operating Officer and appointed to the Board of Directors. Prior to joining Harbin Xinda, Mr. Ma was employed for six years by Harbin Xinda Nylon Factory as Manager of Quality Assurance, then as Manager of Research and Development, and finally as Production Manager. In 1997, Mr. Ma was awarded a bachelor's degree by the Northern China Technology University, where he specialized in the chemical engineering of high polymers. Mr. Ma has 18 years of experiences in the modified plastics industry and contributes to our Board of Directors with such extensive experience. He also published two articles in China's key journals in the areas of modified plastic industry. In 2001, Mr. Ma was selected as "Harbin Quality Work Advanced Enterprise and Advanced Worker" and in 2004, he was awarded the Heilongjiang First Professional Manager Qualification Certificate. One of his inventions, "compound nano modified materials dedicated to the automobile bumper," won the "Science and Technology Progress Awards" issued by Harbin Municipality.

Joseph Chow, Mr. Chow has over 20 years of experience in corporate finance, financial advisory and management and has held senior executive and managerial positions in various public and private companies. Mr. Chow is Managing Director of Centurium Capital, prior to the current position, He also served as the member of the board, the audit committee and the compensation committee of China Lodging Group, Limited, a NASDAQ listed company and was a managing director of Moelis & Company, a managing director at Goldman Sachs Asia LLP. Before that, he served as an independent financial consultant, as chief financial officer of Harbor Networks Limited, and as chief financial officer of China Netcom (Holdings) Company Limited. Prior to that, Mr. Chow served as the director of strategic planning of Bombardier Capital, Inc., as vice president of international operations of Citigroup and as the corporate auditor of GE Capital. Mr. Chow currently sits on the board as independent non-executive director for China ZhongDi Dairy Holdings Company Limited, Intime Department Store (Group) Co., Ltd. and CAR, Inc., respectively, which are companies listed on the Stock Exchange of Hong Kong. Since 2014, Mr. Chow has served as a member of the board of directors of China Biologic Products, Inc., a NASDAQ listed company. Mr. Chow obtained a Bachelor of Arts degree in political science from Nanjing Institute of International Relations and a Master of Business Administration degree from the University of Maryland at College Park. Mr. Chow contributes to our Board of Directors with extensive financial experience and corporate executive advisory experience.

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

Jun Xu. Mr. Xu is a Managing Director of Morgan Stanley. Mr. Xu joined Morgan Stanley Private Equity Asia in 2008 after spending six years in investment banking advising Chinese clients on financing transactions and cross-border mergers and acquisitions. Prior to joining Morgan Stanley in 2005, he was with Goldman Sachs in Hong Kong SAR from 2002 to 2005. Mr. Xu focuses on the group's private equity transactions in China.  Mr. Xu currently serves as a director on the boards of companies including Morgan Stanley (China) Private Equity Investment Management Co., Ltd., Dashenlin Pharmaceutical Group Co., Ltd., Shanghai Shangshu Agricultural & By-products Co., Ltd., and Shanghai Vimiu Foods Co., Ltd.  Mr. Xu is a native Chinese and is based in Hong Kong SAR. Mr. Xu contributes to our Board of Directors with a broad range of transactional experience. Mr. Xu received dual Bachelor Degrees in both international trade and computer science magna cum laude from Shanghai Jiaotong University and an M.B.A. with honors from the University of Michigan.

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

Meetings of the Board of Directors

The Board of Directors held 8 meetings during 2017 No director attended fewer than 75% of the meetings of the Board of Directors. No director attended less than 75% of any meeting of a committee of which the director was a member in fiscal year 2017.

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

The Audit Committee held 5 meetings during 2017. The members of the Audit Committee during 2017 were Lawrence Leighton (resigned on May 15, 2017), Feng Li,  Linyuan Zhai and  Joseph Chow (appointed on November 16, 2017).  Mr. Leighton served as the Chairman of the Audit Committee till his resignation and Mr. Chow started since November 16, 2017. Each of the above-listed Audit Committee members were or are considered "independent" under the current independence standards of NASDAQ Marketplace Rule 5605(a)(2) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, as determined by the Board of Directors.

Our Board of Directors has determined that we have at least one audit committee financial expert, as defined in the Exchange Act, serving on our Audit Committee. Lawrence Leighton is the "audit committee financial expert" and is an independent member of our Board of Directors.

AUDIT COMMITTEE REPORT

The Audit Committee has reviewed and discussed our consolidated financial statements for the fiscal year ended December 31, 2017, including significant accounting policies applied by the Company in its consolidated financial statements, as well as alternative treatments with management and the Company's independent registered public accounting firm.  The Committee has discussed with the independent registered public accounting firm all matters required by the standards of the Public Company Accounting Oversight Board (the "PCAOB"), including those described in Auditing Standard No. 16, Communications with Audit Committees.

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

Based on the Audit Committee's review of the matters noted above and its discussions with our independent registered public accounting firm and our management, the Audit Committee recommended to the Board of Directors that the financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Respectfully submitted by:

Lawrence Leighton (till May 15, 2017)
Joseph Chow , chairman, since November 16, 2017
Feng Li
Linyuan Zhai

Nominating Committee

The Nominating Committee was established on May 26, 2009.  The purpose of the Nominating Committee is to assist the Board of Directors in identifying qualified individuals to become members of the Board of Directors, in making recommendations to the Board of Directors as to the independence of each director, in monitoring significant developments in the law and practice of corporate governance and of the duties and responsibilities of directors of public companies, and in leading the Board of Directors in any annual performance self-evaluation, including establishing criteria to be used in connection with such evaluation.  The Nominating Committee held 2 meetings during 2017.

The members of the Nominating Committee during 2017 were Lawrence Leighton (resigned on May 15, 2017), Feng Li, Linyuan Zhai. Mr. Zhai and Joseph Chow (appointed on November 16, 2017) served as the Chairman of the Nominating Committee.  Each of the above-listed Nominating Committee members is considered "independent" under the current independence standards of NASDAQ Marketplace Rule 5605(a)(2) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, as determined by the Board of Directors.

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

Security holders wishing to submit the name of a person as a potential nominee to the Board of Directors must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the Nominating Committee at the following address: Nominating Committee of the Board of Directors, c/o China XD Plastics Company Limited, 500 Fifth Ave Suite 938, New York, NY 10110.  Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the Nominating Committee, and/or any other method the Nominating Committee deems appropriate, which may, but need not, include a questionnaire.  The Nominating Committee may solicit or receive information concerning potential nominees from any source it deems appropriate.  The Nominating Committee need not engage in an evaluation process unless (i) there is a vacancy on the Board of Directors, (ii) a director is not standing for re-election, or (iii) the Nominating Committee does not intend to recommend the nomination of a sitting director for re-election.  A potential director nominee recommended by a security holder will not be evaluated any differently than any other potential nominee.  Although it has not done so in the past, the Nominating Committee may retain search firms to assist in identifying suitable director candidates.

Compensation Committee

The Compensation Committee was established on May 26, 2009. The members of the Compensation Committee during 2017  were Lawrence Leighton (till May 15, 2017) Feng Li, Homer Sun and Linyuan Zhai. Mr. Li served as the Chairman of the Compensation Committee.

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

The Compensation Committee discharges the Board of Directors' responsibilities relating to compensation of the Company's executive officers and administers our 2009 Stock Incentive Plan. The Committee has overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the Company. The Compensation Committee held one meeting during 2017.

Code of Business Conduct

We have adopted a code of business conduct that applies to our directors, officers and employees. A written copy of the code can be found on our website at www.chinaxd.net and can be made available in print to any shareholder upon request at no charge by writing to our Secretary, c/o China XD Plastics Company Limited, 500 Fifth Ave Suite 938, New York, NY 10110.  Our code of business conduct is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to the code.

Executive Sessions

Under NASDAQ Marketplace Rule 5605(b)(2), our independent directors are required to hold regular executive sessions. The chairperson of the executive session will rotate at each session so that each non-management director shall have an opportunity to serve as chairperson. Interested parties may communicate directly with the presiding director of the executive session or with the non-management directors as a group, by directing such written communication to Feng Li at c/o China XD Plastics Company Limited, 500 Fifth Ave Suite 938, New York, NY 10110.

Process for Sending Communications to the Board of Directors

The Board of Directors maintains a process for stockholders to communicate with the Board of Directors.  Stockholders wishing to communicate with the Board of Directors or any individual director may send an email through our website at www.chinaxd.net or mail a communication addressed to the Secretary of the Company, c/o China XD Plastics Company Limited, 500 Fifth Ave Suite 938, New York, NY 10110.  Any such communication must state the number of shares of common stock beneficially owned by the stockholder making the communication.  All of such communications will be forwarded to the full Board of Directors or to any individual director or directors to whom communication is directed unless the communication is clearly of a marketing nature or is inappropriate, in which case we have the authority to discard the communication or take appropriate legal action regarding the communication.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Such persons also are required to furnish our company with copies of all Section 16(a) forms they file.  Based solely on our review of copies of such forms received by us, we believe that during the fiscal year 2017 all of the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following is a discussion and analysis of our named executive officer compensation program for the year ended December 31, 2017 detailing what we pay to our named executive officers and how our compensation objectives and policies help achieve our business objectives.

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

Number of Shares of Common Stock Available Under the Plan

The Board of Directors has reserved 7,800,000 shares of the common stock for issuance under the Plan. As of December 31, 2017, 3,789,376 stock awards and 670,500 stock options have been granted under the Plan. Currently, approximately 92 employees and directors are eligible to participate in the Plan.

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

In 2017, pursuant to the Company's 2010 Executive Compensation Program which sets forth cash and stock compensation of the Company's executives and directors, including the Company's named executive officers, the executive officers are entitled to receive compensation as follows:

Compensation for Mr. Jie Han, the Company's Chief Executive Officer: For fiscal year 2017 Mr. Han is entitled to a base salary of $44,419 (RMB 300,000) per month from January to December. In addition, Mr. Han may receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year.

Compensation for Mr. Taylor Zhang, the Company's Chief Financial Officer:  For fiscal year 2017, Mr. Zhang is entitled to a monthly base salary of $18,060. On August 7, 2010, Mr. Zhang received options to purchase up to 100,000 shares of the Company's common stock at the exercise price of $8.01 per shares and 14,000 non-vested shares under our 2009 Stock Option / Stock Issuance Plan. One-third of the stock options shall vest on each anniversary of the grant date over a three-year period. The non-vested shares will vest on the third anniversary of the grant date. Mr. Zhang didn't exercise the options, which expired in 2013. On August 7, 2013, August 7, 2014 and August 8, 2015, Mr. Zhang received 14,000, 17,220 and 20,440 non-vested shares, respectively, under our 2009 Stock Option/Stock Issuance Plan.  The restricted shares shall vest on the third anniversary of the grant date. In addition, Mr. Zhang may receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year.

Compensation for Mr. Qingwei Ma, the Company's Chief Operating Officer:  For fiscal year 2017, Mr. Ma is entitled to a base salary of $29,613 (RMB 200,000) per month from January to December. On August 7, 2010, Mr. Ma was granted options to purchase up to 75,000 shares of the Company's common stock at the exercise price of $8.01 per share and 12,000 non-vested shares under our 2009 Stock Option / Stock Issuance Plan. One-third of the stock options shall vest on each anniversary of the grant date over a three-year period. The non-vested shares will vest on the third anniversary of the grant date. Mr. Ma didn't exercise the options, which expired in 2013. On August 7, 2013, August 7, 2014 and on August 7, 2015, Mr. Ma received 14,000, 17,220 and 20,440 non-vested shares, respectively, under our 2009 Stock Option/Stock Issuance Plan. The restricted shares shall vest on the third anniversary of the grant date. In addition, Mr. Ma may receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year.

Compensation for Mr. Junjie Ma, the Company's Chief Technology Officer:  For fiscal year 2017, Mr. Ma is entitled to a base salary of $11,845 (RMB 80,000) per month from January to December. On August 7, 2010, Mr. Ma was granted options to purchase up to 25,000 shares of the Company's common stock at the exercise price of $8.01 per share and 8,000 non-vested shares under our 2009 Stock Option / Stock Issuance Plan. One-third of the stock options shall vest on each anniversary of the grant date over a three-year period. The non-vested shares will vest on the third anniversary of the grant date. Mr. Ma didn't exercise the options, which expired in 2013. On August 7, 2013, August 7, 2014 and on August 7, 2015, Mr. Ma received 13,530, 16,060 and 18,590 non-vested shares, respectively, under our 2009 Stock Option/Stock Issuance Plan. The restricted shares shall vest on the third anniversary of the grant date. In addition, Mr. Ma may receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this filing on Form 10-K with management. Based on the Compensation Committee's review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for filing with the SEC.

Respectfully submitted,

COMPENSATION COMMITTEE

Feng Li, Chairman
Linyuan Zhai
Homer Sun Lawrence W. Leighton (until May 15, 2017)

The following table is a summary of the compensation paid to our executive officers for the three years ended December 31, 2017, 2016 and 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compens- ation ($)	Total ($)
Jie Han,	2017	533,025	385,555	-	-	-	-	-	-	918,580
CEO	2016	451,964	439,478	-	-	-	-	-	-	891,442
	2015	487,913	-	-	-	-	-	-	-	487,913

Qingwei Ma,	2017	355,350	-	-	-	-	-	-	-	355,350
COO	2016	296,127	303,720	-	-	-	-	-	-	599,846
	2015	268,858	-	122,844	-	-	-	-	-	391,702

Taylor Zhang,	2017	201,056	201,056	-	-	-	-	-	-	402,112
CFO	2016	201,056	201,056	-	-	-	-	-	-	402,112
	2015	216,720	-	122,844	-	-	-	-	-	339,564

Junjie Ma,	2017	142,140	-	-	-	-	-	-	-	142,140
CTO	2016	115,703	115,703	-	-	-	-	-	-	231,405
	2015	128,948	-	111,726	-	-	-	-	-	240,674

Rujun Dai	2017	399,769	-	-	-	-	-	-	-	399,769
General Manager of HLJ Xinda Group	2016	168,311	177,170	-	-	-	-	-	-	345,481
	2015	55,464	-	60,040	-	-	-	-	-	115,504

(1)	Stock and option awards represent the amount of stock compensation expense recognized in 2017, 2016 and 2015 in accordance with FASB ASC 718.

The following is a summary of all options, unvested stock and equity incentive plans for our executive officers for the year ended December 31, 2017.

GRANTS OF PLAN-BASED AWARDS

Grant Date (Grant		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan (2)			All Other Stocks Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option Awards
Name	Approval Date) (1)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Option Awards
Jie Han, CEO		-	-	-	-	-	-	-	-	-	-
Taylor Zhang, CFO and Secretary to the Board of Directors	August 7, 2015	-	-	-	-	-	-	20,440	-	-	122,844
Qingwei Ma, COO	August 7, 2015	-	-	-	-	-	-	20,440	-	-	122,844
Junjie Ma, CTO	August 7, 2015	-	-	-	-	-	-	18,590	-	-	111,726
Rujun Dai General manager of HLJ Xinda Group	August 7, 2015	-	-	-	-	-	-	9,990	-	-	60,040

(1)	The "Grant Approval Date" is the date on which our Board of Directors approved the grant.
(2)	The Company's equity incentive plan does not provide for thresholds or maximums; the amounts listed represent the actual awards to the named executive officers for fiscal 2014.
(3)
These awards represent restricted stock units granted to the individual pursuant to the Company's 2009 Stock Option / Stock Issuance Plan, as amended, for services rendered to the Company. The Shares shall vest on the date that is three years after August 7, 2014, the date on which our Board of Directors approved such grant. No purchase price was paid for these awards.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of stock or units of stock that have not vested ($)
Jie Han, CEO	-	-	-	-	-	-	-
Taylor Zhang, CFO	-	-	-	-	-	20,440	128,844
Qingwei Ma, COO	-	-	-	-	-	20,440	128,844
Junjie Ma, CTO	-	-	-	-	-	18,590	111,726
Rujun Dai, General Manager of HLJ Xinda Group	-	-	-	-	-	9,990	60,040

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

Option Exercises and Stock Vested—Fiscal 2017

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Jie Han	-	-	-	-
Qingwei Ma	-	-	-	-
Taylor Zhang	-	-	-	-
Junjie Ma	-	-	-	-
Rujun Dai	-	-	-	-

Pension Benefits

The following table shows the actuarial present value of the pension benefit for the named executive officers as of December 31, 2017.

Pension Benefits—Fiscal 2017

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Fiscal 2017 ($)
Jie Han	-	-	-	-
Qingwei Ma	-	-	-	-
Taylor Zhang	-	-	-	-
Junjie Ma	-	-	-	-
Rujun Dai	-	-	-	-

Employment Agreements

All of our officers have entered into employment agreements with the Company.

On December 31, 2011, Jie Han and China XD's subsidiary, HLJ Xinda Group, entered into an employment agreement and an employment memorandum, pursuant to which Mr. Han received a monthly salary of RMB250,000 (approximately US$37,664) from January to December for 2016.  Also, Mr. Han will receive an annual bonus of RMB 3,000,000 (approximately US$451,964), which amount is subject to the Company's achievement of the corresponding year's performance goals.  The calculation of the annual performance-based salary is based on a method set forth in HLJ Xinda Group's compensation management policy. On January 1, 2017, Jie Han and HLJ Xinda Group extended the term of employment for additional five years beginning on January 1, 2017, pursuant to which Mr. Han was entitled to a monthly salary of RMB300,000 (equivalent to US$44,419). The employer and employee may reach consent and terminate Mr. Han's employment with HLJ Xinda Group, and HLJ Xinda Group may have the right to unilaterally terminate Mr. Han's employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice.

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

On December 31, 2011, Qingwei Ma and HLJ Xinda Group entered into an employment agreement and an employment memorandum, pursuant to which Mr. Ma received a monthly salary of RMB168,000 (approximately US$25,310 from January to  December 2016.  Also, Mr. Ma will receive a performance based bonus of RMB2,016,000 (approximately US$303,720), which amounts are subject to the Company's achievement of the corresponding year's performance goals.  The calculation of the annual performance-based salary is based on a method set forth in the HLJ Xinda Group's compensation management policy.   On January 1, 2017, Qingwei Ma and HLJ Xinda Group extended the term of employment for additional five years beginning on January 1, 2017, pursuant to which Mr. Ma was entitled to a monthly salary of RMB200,000 (equivalent to US$29,613). The employer and employee  may reach consent to terminate Mr. Ma's employment with HLJ Xinda Group at any time and HLJ Xinda Group  has the right to unilaterally terminate Mr. Ma's employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice. That employment agreement entered into between Mr. Ma and Harbin Xinda on January 1, 2010 was terminated by a termination agreement executed by and among Mr. Ma, Harbin Xinda and HLJ Xinda Group on December 31, 2011.

On December 31, 2011, Junjie Ma and HLJ Xinda Group entered into an employment agreement and an employment memorandum, pursuant to which Mr. Ma received a monthly salary of RMB 64,000 (approximately US$9,642) from January to December, 2016.  In addition, Mr. Ma will receive a performance based bonus of RMB 768,000 (approximately US$115,703), which amounts are subject to the Company's achievement of the corresponding year's performance goals.  The calculation of the annual performance-based salary is based on a method set forth in the HLJ Xinda Group's compensation management policy. On January 1, 2017, Junjie Ma and HLJ Xinda Group extended the term of employment for additional five years beginning on January 1, 2017, pursuant to which Mr. Ma was entitled to a monthly salary of RMB80,000 (equivalent to US$11,845).  The employer and employee may reach consent to terminate Mr. Ma's employment with HLJ Xinda Group  at any time and HLJ Xinda Group has the right to unilaterally terminate Mr. Ma's employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice.

On December 31, 2011, Rujun Dai and HLJ Xinda Group entered into an employment agreement and an employment memorandum, pursuant to which Mr. Dai received a monthly salary of RMB 98,000 (approximately US$14,764) from January to December, 2016.  In addition, Mr. Dai will receive a performance based bonus of RMB 1,176,000 (approximately US$177,170), which amounts are subject to the Company's achievement of the corresponding year's performance goals.  The calculation of the annual performance-based salary is based on a method set forth in the HLJ Xinda Group's compensation management policy. The term of employment is five years beginning on January 1, 2017.  The employer and employee may reach consent to terminate Mr. Dai's employment with HLJ Xinda Group  at any time and HLJ Xinda Group has the right to unilaterally terminate Mr. Dai's employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice.

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

Director Compensation

On December 30, 2009, our Board of Directors approved 2010 Executive Compensation Program, which sets forth cash and stock compensation of the Company's executives and directors.  Under the 2010 Executive Compensation Program, the Company's employee directors receive no additional compensation for their services to the Company as directors, including the Chairman of the Board of Directors.  In addition, for fiscal year 2015, all non-employee directors who reside in China received an annual cash compensation of RMB60,000 (approximately $9,039) after the first 18 months of continuous directorship and RMB36,000 (approximately $5,424) during the initial 18 months directorship and Lawrence Leighton (resigned on May 15, 2017), the non-employee director who resides outside of China, received annual cash compensation of $60,000. In addition, each non-employee director other than the two directors appointed by the Series D Preferred Stockholder is entitled to an annual stock award equal to a number of shares of the Company's common stock valued at $50,000 for those who reside outside of China, RMB50,000 (approximately $7,532) for Mr. Zhai, who resides in China, based on the market value of the common stock at the time of the stock award and such stock award shall vest six months after the grant date. Mr. Li will be eligible for an annual stock award equal to a number of shares of the Company's common stock valued at RMB50,000 (approximately $7,533) after 18 months of continuous directorship. The Company also accrued and recorded the stock award for the service rendered during the year ended December 31, 2015 as share base compensation expense.  The Company has repurchase rights on the unvested shares of the stock award. The Company did not issue this stock award the service rendered during the year ended December 31, 2017, and 2016, respectively.

Pursant to the service agreement with Joseph Chow dated on November 16, 2017, Mr. Chow is entitled to receive an annual cash compensation of US$60,000 (US$5,000 per month) and without stock award.

The following is a summary of the compensation paid to our non-employee directors for the year ended December 31, 2017. Our employee directors do not receive compensation for their services to the Company as directors.

DIRECTOR COMPENSATION

Name (1) (2)	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Lawrence Leighton (3)	22,420	-	-	-	-	-	22,420
Joseph Chow (3)	7,500						7,500
Feng Li	8,884	-	-	-	-	-	8,884
Linyuan Zhai	8,884	-	-	-	-	-	8,884

(1)
Jie Han, Taylor Zhang and Qingwei Ma are not included in this table as they are our executive officers and thus received no compensation for their services as a director. For disclosure related to the compensation of Jie Han, Taylor Zhang and Qingwei Ma as an executive officer, see the "Summary Compensation Table" above.

(2)	Homer Sun and Jun Xu are not included in this table as they receive no compensation for serving on our Board.
(3)	Mr. Leighton resigned on May 15, 2017 and Mr. Chow was appointed on November 16, 2017.

Service Agreements

On November 16, 2017, the Company entered into a Service Agreement with Joseph Chow.  Pursuant to the terms of the Service Agreement, the Company shall pay Mr. Chow a fee of $5,000 per month ($60,000 annually).

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal year 2017, none of the members of our Compensation Committee was our current or former officer or employee.

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

The following table provides certain information with respect to the Company's Plan in effect as of December 31, 2017.

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

As of December 31, 2017, the number of securities remaining available for future issuance under equity compensation plans was 3,340,124 shares.

CEO Pay Ratio

Our 2017 CEO to median employee pay ratio is 1:29.4. Our CEO had 2017 annual total compensation of $ US$918,580 , while our median employee had 2017 annual total compensation of US$26,957,425.

Our CEO to median employee pay ratio is calculated in accordance with Item 402(u) of Regulation S-K. We identified the median employee by examining the all employees, excluding our CEO, who were employed by us on December 31, 2017. We included all employees, whether employed on a full-time, part-time, or seasonal basis. We did not make any assumptions or estimates with respect to total compensation, but we did annualize the compensation for any full-time employees that were hired during 2017 so that we could compare data on a similar basis. We believe the use of all employees is a consistently applied compensation measure that allowed us to efficiently identify the median employee in order to calculate the CEO pay ratio. We define "total compensation" as the aggregate of salary, bonus, stock awards, option awards, and "all other compensation", as applicable, as set forth in the 2017 Summary Compensation Table above.

Security Ownership Of Certain Beneficial Owners and Management

The following table sets forth certain information, as of December 31, 2017, with respect to the beneficial ownership of the outstanding share capital of our Company by (i) any holder of more than five percent (5%) of any class of our voting securities; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Jie Han (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 938, New York, New York 10110)	Series B Preferred Stock	1,000,000	(3)	100.0%
Jie Han	Common Stock	32,510,131	(3)	65.4%
Qingwei Ma (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 938, New York, New York 10110)	Common Stock	91,660		*
Junjie Ma (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 938, New York, New York 10110)	Common Stock	78,180		*
Taylor Zhang (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 938, New York, New York 10110)	Common Stock	93,660		*
Joseph Chow (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 938, New York, New York 10110)	Common Stock	-		*
Linyuan Zhai (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 938, New York, New York 10110)	Common Stock	10,879		*
Feng Li (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 938, New York, New York 10110)	Common Stock	10,440		*
Rujun Dai (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 938, New York, New York 10110)	Common Stock	24,910		*
Kenan Gong (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 938, New York, New York 10110)	Common Stock	37,520		*
XD. Engineering Plastics Company Limited (address: Palm Grove House, P.O. Box 438, Road Town, Tortola, British Virgin Islands)	Series B Preferred Stock	1,000,000	(3)	100.0%
XD. Engineering Plastics Company Limited	Common Stock	24,382,598	(3)	49.0%
MSPEA Modified Plastics Holding Limited (address: c/o Walkers Corporate Services Limited, Walker House, 87 Mary Street, George Town, Grand Cayman KY1-9005, Cayman Islands)	Series D Preferred Stock	16,000,000	(4)	100.0%
Total Ownership of Common Stock by All Directors and Executive Officers as a Group		32,857,110		66.1%

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

(2)
Based upon 49,727,731 shares of Common Stock outstanding, 1,000,000 shares of Series B Preferred Stock outstanding and 16,000,000 shares of Series D Preferred Stock outstanding as of December 31, 2017.

(3)
Mr. Jie Han beneficially owns (i) 32,510,131 shares of Common Stock, representing 65.4% of our total outstanding Common Stock, which includes 8,127,533 shares of Common Stock directly held by Mr. Jie Han and 24,382,598 shares of Common Stock beneficially owned by Mr. Jie Han through his sole ownership of XD Engineering Plastics, and (ii) 1,000,000 shares of Series B Preferred Stock through his sole ownership of XD Engineering Plastics, representing 100% of our total outstanding Series B Preferred Stock.

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

During the years presented, the Company entered into related party transactions with (i) Xinda High-Tech, an entity controlled by the wife of Mr. Han, the chief executive officer and controlling stockholder of the Company, Ms. Limei Sun, and (ii) Mr. Han's son, Mr. Tiexin Han.  In 2017, the wife of Mr. Han was no longer the director of Xinda High-Tech, therefore, Xinda High-Tech was no longer the related party of the Company.

The Company rents the following plant and office buildings in Harbin, Heilongjiang province from Xinda High-Tech.

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Office building	23,894	707,543	Between January 1, 2014 and December 31, 2018

The Company rents the following facilities in Harbin, Heilongjiang province from Mr. Han's son:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Facility	200	5,922	Between August 17, 2014 and August 16, 2016

Total rental expenses paid or payable to Xinda High-Tech amounted to US$630,595, US$719,934 and US$758,983 during the years ended December 31, 2017, 2016 and 2015, respectively. Total rental expenses paid or payable to Mr. Tiexin Han amounted to nil, US$3,835 and US$18,265 during the years ended December 31, 2017, 2016 and 2015, respectively.

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

Based on the application of the independence standards and the examination of all of the relevant facts and circumstances, the Board of Directors determined that none of the following directors had any material relationship with the Company and, thus, are independent under Rule 5605(a)(2) of the Marketplace Rules of NASDAQ:  Joseph Chow, Feng Li, Linyuan Zhai, Homer Sun and Jun Xu. In accordance with the Marketplace Rules of NASDAQ, a majority of our Board of Directors is independent.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent accountants for the audit of our annual financial statements for the year ended December 31, 2017 and December 31, 2016 was KPMG Huazhen LLP (formerly known as KPMG Huazhen (SGP)). The following table shows the fees paid and to be paid by us to our independent accountants.

	2017	2016
Audit Fees	$1,297,696	$1,327,435
Audit-Related Fees	-	-
Tax Fees	-	-
Total paid to independent public audit firms	$1,297,696	$1,327,435

Audit Fees

Audit fees were paid for professional services rendered for the audit of our annual financial statements and the review of our quarterly financial statements and statutory audits. We paid or accrued expenses of US$1,297,696 and US$1,327,435, related to audits of our annual financial statements, reviews of our quarterly financial statements and statutory audits for the years ended December 31, 2017 and 2016, respectively.

Audit-Related Fees

Fees for audit-related services were US$ nil, US$ nil, respectively, for the years ended December 31, 2017 and 2016, for assistance in documenting internal control policies and procedures over financial reporting.

Tax Fees

During the years ended December 31, 2017 and 2016, we paid or accrued expense of US$ nil, and US$ nil, respectively for professional services relating to evaluate potential restructuring, statutory tax filing and transfer pricing.

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a)  The following are filed with this Annual Report:

 (1)  The financial statements listed on the Financial Statements Table of Contents.

 (2)  Not applicable.

 (3)  The exhibits referred to below, which include the following management contracts or compensatory plans or arrangements:

●	Service Agreement effective as of November 14, 2010 between China XD Plastics Company Limited and Linyuan Zhai

●	Service Agreement effective as of November 14, 2010 between China XD Plastics Company Limited and Lawrence W. Leighton

●	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co., Ltd and Jie Han

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Jie Han

●	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co., Ltd and Qingwei Ma

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Qingwei Ma

●	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co., Ltd and Taylor Zhang

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Taylor Zhang

●	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co., Ltd and Junjie Ma

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Junjie Ma

●	Employment Agreement dated January 1, 2016 between Heilongjiang Xinda Enterprise Group Co., Ltd and Kenan Gong

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Kenan Gong

●	Service Agreement dated November 14, 2012 between China XD Plastics Company Limited and Feng Li

(b) The exhibits listed on the Exhibit Index are filed as part of this Annual Report.

(c) Not applicable.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Incorporated by Reference Herein from the Following Filing
3.1	Articles of Incorporation	Filed as an exhibit to the Company's registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006.
3.2	Amendment to Articles of Incorporation	Filed as Appendix I of Company's definitive information statement on Schedule 14C, as filed with the Securities and Exchange Commission on March 12, 2009.
3.3	Bylaws	Filed as an exhibit to the Company's registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006.
3.4	Form of Second Amendment to Articles of Incorporation of the Company	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
3.5	Second Amended and Restated Bylaws	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on November 8, 2011.
3.6	Forms of Certificates of Correction	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
4.1	Specimen Stock Certificate	Filed as an exhibit to the Company's registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006.
4.2	Certificate of Designation of Series A Convertible Preferred Stock	Filed as an exhibit to the Company's definitive information statement on Schedule 14C, as filed with the Securities and Exchange Commission on March 12, 2009.
4.3	Certificate of Designation of Series B Preferred Stock	Filed as an exhibit to the Company's definitive information statement on Schedule 14C, as filed with the Securities and Exchange Commission on March 12, 2009.
4.4	Form of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
4.5	Form of Series A Warrant to Purchase Common Stock	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
4.6	Form of Series B Warrant to Purchase Common Stock	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
4.7	Form of indenture with respect to senior debt securities, to be entered into between registrant and a trustee acceptable to the registrant, if any	Filed as an exhibit to the Company's registration statement on Form S-1, as amended, as filed with the Securities and Exchange Commission on June 10, 2010.
4.8	Form of indenture with respect to subordinated debt securities, to be entered into between registrant and a trustee acceptable to the registrant, if any	Filed as an exhibit to the Company's registration statement on Form S-1, as amended, as filed with the Securities and Exchange Commission on June 10, 2010.
4.9	Form of Common Stock Purchase Warrant	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
4.10	Registration Rights Agreement entered into by and between the Company and MSPEA Modified Plastics Holding Limited on August 15, 2011	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
4.11	Form of Certificate of Designation, Preferences and Rights of Series D Junior Convertible Preferred Stock	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
4.12	Form of Amended and Restated Certificate of Designation, Preferences and Rights of Series D Junior Convertible Preferred Stock	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2014.
4.13
Purchase Agreement entered into by and among the Company, Favor Sea (BVI), Xinda Holding (HK), Morgan Stanley & Co. International PLC, UBS AG, Hong Kong Branch, the HongKong and Shanghai Banking Corporation Limited and China Minsheng Banking Corp., Ltd. Hong Kong Branch on January 24, 2014
Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2014.

4.14	Indenture, dated February 4, 2014, constituting US$150 million 11.75% Guaranteed Senior Notes Due 2019	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2014.
10.1	2009 Stock Option/Stock Issuance Plan	Filed as an appendix to the Company's definitive proxy statement on Schedule 14A, as filed with the Securities and Exchange Commission on November 11, 2009.
10.2	District Entry Agreement and Memorandum dated April 14, 2010 by and between Harbin Xinda Macromolecule Material Co., Ltd. and Harbin Economic and Technological Development Zone Administration	Filed as an exhibit to the Company's quarterly report on Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2010.
10.3	Letter Agreement, dated October 4, 2010, between China XD Plastics Company Limited and Rodman & Renshaw, LLC	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.4	Securities Purchase Agreement dated October 4, 2010, among China XD Plastics Company Limited and certain institutional investors	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.5	Amendment Agreement, dated as of September 30, 2010, to the Securities Purchase Agreement dated November 27, 2009 among China XD Plastics Company Limited and the purchasers named therein	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.6	Service Agreement effective as of October 4, 2010 between China XD Plastics Company Limited and Robert Brisotti	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on October 7, 2010.
10.7	Service Agreement dated November 14, 2010 between China XD Plastics Company Limited and Linyuan Zhai *	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.8	Service Agreement dated November 14, 2010 between China XD Plastics Company Limited and Lawrence Leighton	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.9	Stock Award Grant Supplemental Provisions	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.10	Securities Purchase Agreement entered into by and between the Company, MSPEA Modified Plastics Holding Limited, XD. Engineering Plastics Company Limited, and Mr. Jie Han on August 15, 2011	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.11	Stockholders' Agreement entered into by and between MSPEA Modified Plastics Holding Limited, XD. Engineering Plastics Company Limited, and Mr. Jie Han on August 15, 2011	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.12	Form of Pledge Agreement by and between MSPEA Modified Plastics Holding Limited and XD. Engineering Plastics Company Limited	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.

10.13	Form of Indemnification Agreement	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.14	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co. Ltd and Jie Han	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2017.
10.15	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Jie Han	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.16	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co. Ltd and Qingwei Ma	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2017.
10.17	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Qingwei Ma	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.18	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co. Ltd and Taylor Zhang	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2017.
10.19	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Taylor Zhang	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.20	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co. Ltd and Junjie Ma	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2017.
10.21	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Junjie Ma	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.22	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Kenan Gong	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2015.
10.23	Service Agreement dated November 14, 2012 between China XD Plastics Company Limited and Feng Li	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 25, 2013.
10.24
English translation of the Equity Transfer and Merger Agreement dated March 6, 2015 entered into by Xinda (Heilongjiang) Investment Co., Ltd., Sichuan Xinda and Nanchong Xinda Composite Material Co., Ltd.
Filed as an exhibit to the Company's quarterly report on Form 10-Q, as filed with the Securities and Exchange Commission on August 6, 2015.
10.25
Facility Agreement dated August 22, 2016 among Xinda Holding (HK) Company Limited, as borrower, China XD Plastics Company Limited, Favor Sea Limited, Xinda (HK) Trading Company Limited, Al Composites Materials FZE, as guarantors, Standard Chartered Bank (Hong Kong) Limited, as lead arranger, book runner and security agent, and a consortium of banks and financial institutions named therein as lenders
Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 26, 2016, and incorporated herein by this reference.

10.26
Strategic Investment Agreement dated December 12, 2016 between Sichuan Xinda Enterprise Group Company Limited, Shunqing District Government, Nanchong City, Sichuan Province and Nanchong City Government, Sichuan Province
Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2017.
10.27	Equipment Purchase Contract dated January 3, 2017 between Sichuan Xinda Enterprise Group Company Limited and Harbin Hailezi Science and Technology Co., Ltd.	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2017.
10.28	Equipment Purchase Contract dated January 3, 2017 between Sichuan Xinda Enterprise Group Company Limited and Harbin Hailezi Science and Technology Co., Ltd.	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2017.
10.29
Land Use Right Transfer Agreement dated March 13, 2017 between Sichuan Xinda Enterprise Group Company Limited, Nanchong City Bureau of Land Resources - Shunqing District and Shunqing District Yinghua Industrial Park
Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2017.
10.30	Employment Agreement dated January 1, 2016 between Heilongjiang Xinda Enterprise Group Co. Ltd and Kenan Gong	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2017.
10.31	English translation of the Equity Transfer dated November 21, 2017 entered into by Wang Yongqiang and Liu Qiang and Heilongjiang Xinda Enterprise Group Co., Ltd *	Filed herewith
14.1	Code of Business Conduct	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
16.1	Letter, dated December 31, 2008, from Robison, Hill & Co. to the Securities and Exchange Commission	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on December 31, 2008, and incorporated herein by this reference.
16.2	Letter, dated November 4, 2009 from Bagell Josephs Levine & Company, LLC, to the Securities and Exchange Commission	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on November 6, 2009.
16.3	Letter, dated August 15, 2011, from Moore Stephens Hong Kong, to the Securities and Exchange Commission	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
16.4	Letter of KPMG dated May 8, 2015 to the Securities and Exchange Commission	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on May 11, 2015.
21.1	Subsidiaries of Registrant	Filed herewith
23.1	Consent of KPMG Huazhen LLP	Filed herewith
31.1	Certification of Principal Executive Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith
101.	Interactive Data Files	Filed herewith

* English translation

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2018

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
Taylor Zhang
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Jie Han	Chairman and Chief Executive Officer	March 15, 2018
Jie Han	(Principal Executive Officer)

/s/ Taylor Zhang	Chief Financial Officer	March 15, 2018
Taylor Zhang	(Principal Financial and Accounting Officer)

/s/ Qingwei Ma	Director	March 15 2018
Qingwei Ma

/s/ Joseph Chow	Director	March 15, 2018
Joseph Chow

/s/ Feng Li	Director	March 15, 2018
Feng Li

/s/ Linyuan Zhai	Director	March 15, 2018
Linyuan Zhai

/s/ Homer Sun	Director	March 15, 2018
Homer Sun

/s/ Jun Xu	Director	March 15, 2018
Jun Xu

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
 China XD Plastics Company Limited:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of China XD Plastics Company Limited and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2018 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company's auditor since 2011.

/s/ KPMG Huazhen LLP
Beijing, China
March 15, 2018

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	190,392,211	168,086,445
Restricted cash	129,699,454	103,489,402
Time deposits	288,023,017	184,806,112
Accounts receivable, net of allowance for doubtful accounts	298,868,984	410,049,559
Amounts due from a related party	-	229,624
Inventories	421,736,682	280,939,008
Prepaid expenses and other current assets	144,326,151	125,310,309
Total current assets	1,473,046,499	1,272,910,459
Property, plant and equipment, net	835,561,739	806,363,692
Land use rights, net	31,943,652	22,536,397
Long-term prepayments to equipment and construction suppliers	190,627,514	14,167,702
Other non-current assets	12,924,279	10,521,949
Total assets	2,544,103,683	2,126,500,199

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank loans, including current portion of long-term bank loans	775,396,929	444,757,476
Bills payable	252,768,510	148,392,677
Accounts payable	227,993,140	320,013,040
Amounts due to a related party	-	11,548
Income taxes payable	17,710,217	897,625
Accrued expenses and other current liabilities	138,605,509	119,339,366
Total current liabilities	1,412,474,305	1,033,411,732
Long-term bank loans, excluding current portion	114,208,319	249,520,615
Deferred income	99,168,276	69,311,102
Other non-current liabilities	107,898,318	42,420,619
Total liabilities	1,733,749,218	1,394,664,068

Redeemable Series D convertible preferred stock (redemption amount of US$244,044,200 and US$212,212,300 as of December 31, 2017 and 2016, respectively)	97,576,465	97,576,465
Stockholders' equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 49,748,731 shares and 49,532,541 shares issued, 49,727,731 shares and 49,511,541 shares outstanding as of December 31, 2017 and 2016, respectively	4,975	4,952
Treasury stock, 21,000 shares at cost	(92,694)	(92,694)
Additional paid-in capital	83,159,893	82,606,404
Retained earnings	648,790,469	617,168,735
Accumulated other comprehensive loss	(19,084,743)	(65,427,831)
Total stockholders' equity	712,778,000	634,259,666
Commitments and contingencies
Total liabilities, redeemable convertible preferred stock and stockholders' equity	2,544,103,683	2,126,500,199

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2017	2016	2015
	US$	US$	US$

Revenues	1,290,447,748	1,201,678,898	999,192,894
Cost of revenues	(1,053,782,105)	(954,723,617)	(817,811,445)
Gross profit	236,665,643	246,955,281	181,381,449

Selling expenses	(3,176,928)	(1,356,843)	(1,458,658)
General and administrative expenses	(38,495,704)	(29,952,304)	(23,816,148)
Research and development expenses	(36,838,261)	(47,989,665)	(21,061,345)
Total operating expenses	(78,510 893)	(79,298,812)	(46,336,151)

Operating income	158, 154,750	167,656,469	135,045,298

Interest income	5,290,705	5,847,274	8,221,532
Interest expense	(45,370,872)	(41,370,432)	(42,704,097)
Foreign currency exchange gains (losses)	(6,498,908)	1,951,732	(2,237,541)
Gains (losses) on foreign currency contracts	(1,048,599)	-	653,569
Loss on debt extinguishment	-	(18,963,834)	-
Government grant	11,619,037	3,914,360	2,991,493
Total non-operating expenses, net	(36,008,637)	(48,620,900)	(33,075,044)

Income before income taxes	122,146,113	119,035,569	101,970,254

Income tax expense	(90,524,379)	(17,422,819)	(18,237,975)

Net income	31,621,734	101,612,750	83,732,279

Earnings per common stock:
Basic and diluted	0.48	1.54	1.27

Net Income	31,621,734	101,612,750	83,732,279

Other comprehensive income (loss)
Foreign currency translation adjustment, net of nil income taxes	46,343,088	(46,085,173)	(32,118,459)

Comprehensive income	77,964,822	55,527,577	51,613,820

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Series B Preferred Stock		Common Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Stockholders' Equity
		US$		US$	US$	US$	US$	US$	US$
Balance at January 1, 2015	1,000,000	100	49,151,796	4,916	(92,694)	80,875,787	431,823,706	12,775,801	525,387,616
Net income	-	-	-	-	-	-	83,732,279	-	83,732,279
Other comprehensive loss - Foreign currency translation adjustment, net of nil income taxes	-	-	-	-	-	-	-	(32,118,459)	(32,118,459)
Stock based compensation	-	-	-	-	-	1,044,162	-		1,044,162
Vesting of unvested shares	-	-	171,488	17	-	(17)	-	-	-
Balance as of December 31, 2015	1,000,000	100	49,323,284	4,933	(92,694)	81,919,932	515,555,985	(19,342,658)	578,045,598
Net income	-	-	-	-	-	-	101,612,750	-	101,612,750
Other comprehensive loss - Foreign currency translation adjustment, net of nil income taxes	-	-	-	-	-	-	-	(46,085,173)	(46,085,173)
Stock based compensation	-	-	-	-	-	686,491	-		686,491
Vesting of unvested shares	-	-	188,257	19	-	(19)	-	-	-
Balance as of December 31, 2016	1,000,000	100	49,511,541	4,952	(92,694)	82,606,404	617,168,735	(65,427,831)	634,259,666
Net income	-	-	-	-	-		31,621,734	-	31,621,734
Other comprehensive income - Foreign currency translation adjustment, net of nil income taxes	-	-	-	-	-	-	-	46,343,088	46,343,088
Stock based compensation	-	-	-	-	-	553,512	-	-	553,512
Vesting of unvested shares	-	-	216,190	23	-	(23)	-	-	-
Balance as of December 31, 2017	1,000,000	100	49,727,731	4,975	(92,694)	83,159,893	648,790,469	(19,084,743)	712,778,000

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	US$	US$	US$
Cash flows from operating activities:
Net income	31,621,734	101,612,750	83,732,279
Adjustments to reconcile net income to net cash provided by operating activities:
Net reversal for doubtful accounts	-	-	(69,281)
Depreciation and amortization	43,055,976	34,244,842	27,540,212
Stock-based compensation	553,512	686,491	1,044,162
Amortization of discount and issuance cost of the Notes	-	767,170	1,086,010
Amortization of issuance cost of the Syndicate loan facility	3,750,028	1,273,438	-
Change in fair value of foreign currency option contracts	1,048,599	-	-
Foreign currency exchange losses (gains)	6,038,799	(2,965,949)	2,720,131
Losses on disposals of property, plant and equipment	17,509	259,104	9,036
Deferred income tax benefit	(2,407,706)	(2,292,830)	(2,380,236)
Loss on debt extinguishment	-	18,963,834	-
Restricted cash	(31,588,120)	(27,269,199)	(4,011,349)
Accounts receivable	120,443,715	(190,860,210)	(40,614,289)
Amounts due from a related party	243,779	-	(35,937)
Inventories	(120,026,438)	(3,764,167)	(58,103,919)
Prepaid expenses and other current assets	(26,354,886)	21,222,125	(4,542,796)
Value added tax in long-term prepayments to equipment suppliers	(23,267,330)	(575,483)	-
Other non-current assets	45,674	1,386,939	(371,872)
Bills payable	92,130,473	122,226,675	(8,119,365)
Accounts payable	(108,053,082)	82,085,904	116,133,982
Amounts due to a related party	(12,155)	3,792	8,167
Income taxes payable	16,581,508	(5,807,300)	(3,889,710)
Accrued expenses and other current liabilities	18,609,923	(75,664,932)	86,963,823
Deferred income	(4,630,632)	(304,465)	3,371,249
Other non-current liabilities	64,895,667	9,255,439	11,098,323
Net cash provided by operating activities	82,696,547	84,483,968	227,370,738
Cash flows from investing activities:
Proceeds from maturity of time deposits	475,873,199	515,088,058	463,771,799
Purchase of time deposits	(564,710,760)	(475,315,245)	(474,254,312)
Purchase of land use rights	(8,279,334)	-	(13,931,804)
Purchases of and deposits for property, plant and equipment	(456,474,007)	(210,840,098)	(267,427,681)
Refund of deposit from an equipment supplier	280,814,137	-	-
Deposits for acquisition of equity	(11,937,192)	-	-
Government grant related to the construction of Sichuan plant	29,382,885	22,478,569	11,499,000
Net cash used in investing activities	(255,331,072)	(148,588,716)	(280,342,998)
Cash flows from financing activities:
Proceeds from bank borrowings	842,571,025	687,164,318	504,218,741
Repayment of bank borrowings	(682,921,893)	(537,809,334)	(339,528,477)
Redemption of notes payable	-	(165,366,000)	-
Proceeds from Syndicate loan facility	-	180,000,000	-
Proceeds from early exercise of options	-	-	121,725
Release of restricted cash as collateral for bank borrowings	92,186,142	31,375,326	-
Placement of restricted cash as collateral for bank borrowings	(68,227,246)	(66,757,459)	(33,077,094)
Payments of issuance cost of bank borrowings	-	(6,770,000)	-
Net cash provided by financing activities	183,608,028	121,836,851	131,734,895
Effect of foreign currency exchange rate changes on cash and cash equivalents	11,332,263	(9,574,143)	(4,290,762)
Net increase in cash and cash equivalents	22,305,766	48,157,960	74,471,873
Cash and cash equivalents at beginning of year	168,086,445	119,928,485	45,456,612
Cash and cash equivalents at end of year	190,392,211	168,086,445	119,928,485
Supplemental disclosure of cash flow information:
Interest paid, net of US$2,893,630, US$ 2,562,026 and US$ 231,356 capitalized for the years ended December 31, 2017, 2016 and 2015, respectively	38,695,738	45,782,010	40,136,978
Income taxes paid	13,030,643	19,521,472	8,982,167
Non-cash investing and financing activities:
Government grant related to construction in the form of repayment of bank loans on behalf of the Company by the government	-	-	38,118,231
Government grant related to the construction of Sichuan plant in the form of restricted cash (note 2(e))	1,537,935	-	11,117,817
Accrual for purchase of equipment	5,144,134	94,031,275	41,251,663

See accompanying notes to consolidated financial statements.

Note 1 – Description of business and significant concentrations and risks

China XD Plastics Company Limited ("China XD") is a holding company that is incorporated in Nevada of the United States of America.  China XD and its subsidiaries (collectively referred to hereinafter as the "Company"), is primarily engaged in the research and development, production and sales of modified plastics products. The plastics products, which are manufactured by the Company, are primarily for use in the fabrication of automobile parts and components and secondarily for applications in high-speed railway, airplanes and ships and consist of the following major products categories: Polypropylene ("PP"), Acrylonitrile Butadiene Styrene ("ABS"), Polyamid6 ("PA6"), Polyamid66 ("PA66"), Polyformaldehyde ("POM"), Polyphenylene Oxide ("PPO"), Plastic Alloy, Polyphenylene Sulfide ("PPS"), Poly Imide ("PI"), Polylactide Acid ("PLA") , Poly Ether Ether Ketone ("PEEK") and Polyethylene ("PE") .

The Company's operations are primarily conducted through its subsidiaries in the People's Republic of China ("PRC") and Dubai, United Arab Emirates ("UAE").  The Company's other subsidiaries in the US, the British Virgin Islands ("BVI") and Hong Kong Special Administrative Region ("SAR"), do not have significant operations.

Sales concentration

The Company sells its products primarily through approved distributors in the PRC. To a lesser extent, the Company also sells its products to an overseas customer in the Republic of Korea (the "ROK").  The Company's sales are highly concentrated.  Sales to distributors, which individually exceeded 10% of the Company's revenues, for the years ended December 31, 2017, 2016 and 2015, are as follows:

(in millions, except percentage)	Years Ended December 31,
	2017		2016		2015
	US$	%	US$	%	US$	%
Distributor A, located in PRC	186.8	14.5%	179.6	14.9%	192.0	19.2%
Distributor B, located in PRC	136.5	10.6%	149.4	12.4%	155.3	15.5%
Distributor C, located in PRC	106.5	8.3%	127.0	10.6%	127.3	12.7%
Distributor D, located in PRC	88.3	6.8%	114.5	9.5%	106.5	10.7%
Distributor E, located in PRC	0.1	0.0%	55.9	4.7%	112.1	11.2%
Total	518.2	40.2%	626.4	52.1%	693.2	69.3%

The Company expects revenues from these distributors to continue to represent a substantial portion of its revenue in the future. Any factor adversely affecting the automobile industry in the PRC, or the business operations of these customers will have a material effect on the Company's business, financial position and results of operations.
Purchase concentration of raw materials and equipment

The principal raw materials used for the Company's production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon. The Company purchases substantially all of its raw materials through a limited number of distributors.  Raw material purchases from these distributors, which individually exceeded 10% of the Company's total raw material purchases, accounted for approximately 35.9% (three distributors), 67.3% (five distributors) and 80.0% (seven distributors) of the Company's total raw material purchases for the years ended December 31, 2017, 2016 and 2015, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company's business, financial position and results of operations.

The Company purchased equipment from two equipment distributors, which accounted for 91.0% and 99.8% of the Company's total equipment purchases for the years ended December 31, 2016 and 2015, respectively. The Company didn't have equipment purchase from these two major equipment distributors for the year ended December 31, 2017. Management believes that other suppliers could provide similar equipment on comparable terms.  A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which could adversely affect the Company's business, financial position and results of operations.

Cash concentration

Cash and cash equivalents, restricted cash, time deposits and other non-current assets mentioned below maintained at banks consist of the following:

	December 31, 2017	December 31, 2016
	US$	US$
RMB denominated bank deposits with:
Financial Institutions in the PRC	605,125,974	464,427,328
Financial Institutions in Hong Kong Special Administrative Region ("Hong Kong SAR")	8280	7,946
U.S. dollar denominated bank deposits with:
Financial Institution in the U.S.	121,756	20,192
Financial Institutions in the PRC	17,772	18,025
Financial Institution in Hong Kong SAR	1,895,508	1,629,199
Financial Institution in Macau Special Administrative Region ("Macau SAR")	55,206	1,810
Financial Institution in Dubai, UAE	879,012	139,201
HK dollar denominated bank deposits with:
Financial institution in Hong Kong SAR	131	148
Dirham denominated bank deposits with:
Financial institution in Dubai, UAE	11,043	53,647

The bank deposits with financial institutions in the PRC are insured by the government authority up to RMB500,000. The bank deposits with financial institutions in the Hong Kong SAR are insured by the government authority up to HK$500,000. The bank deposits with financial institutions in the Macau SAR are insured by the government authority up to MOP$500,000. The bank deposits with financial institutions in the Dubai, UAE are not insured by the government authority. Total bank deposits amounted to $1,505,747 and $1,207,996 are insured as of December 31, 2017 and December 31, 2016, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts. To limit exposure to credit risk, the Company primarily places bank deposits with large financial institutions in the PRC, Hong Kong SAR, Macau SAR and Dubai, UAE with acceptable credit rating.

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

Time deposits represent certificates of deposit with initial terms of six or twelve months when purchased.  As of December 31, 2017 and 2016, the Company's time deposits bear a weighted average interest rate of 1.3% and 1.3% per annum, respectively.

Cash deposits in bank that are restricted as to withdrawal or usage for up to 12 months are reported as restricted cash in the consolidated balance sheets and excluded from cash and cash equivalents in the consolidated statements of cash flows. Cash deposits of nil and US$9,917,832 as of December 31, 2017 and 2016 that are restricted for period beyond 12 months from the balance sheet date are included in other non-current assets in the consolidated balance sheets and also excluded from cash and cash equivalents in the consolidated statements of cash flows.

Short-term bank deposits that are pledged as collateral for bills payable relating to purchases of raw materials are reported as restricted cash and amounted to US$65,766,735 and US$33,673,057 as of December 31, 2017 and 2016, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company. The cash will be available for use by the Company 90 days from the issuance of the letter of credit. The cash flows from the pledged bank deposits, which relate to purchases of raw materials, are reported within cash flows from operating activities in the consolidated statements of cash flows.

Short-term bank deposits that are pledged as collateral for short-term and long-term bank borrowings are reported as restricted cash and amounted to US$59,884,913 and US$69,816,345 as of December 31, 2017 and 2016, respectively.  Long-term bank deposits that are pledged as collateral for issuance of letter of guarantee are reported as other non-current assets and amounted to nil and US$9,917,832 as of December 31, 2017 and 2016, respectively. The cash flows from such bank deposits are reported within cash flows from financing activities in the consolidated statements of cash flows.

Short-term bank deposits that are related to government grant are reported as restricted cash and amounted to US$1,537,935 and nil as of December 31, 2017 and December 31, 2016, respectively. On February 11, 2017, the Company entered into a fund support agreement with the People's Government of Shunqing District, Nanchong City, Sichuan Province, pursuant to which the Company was granted RMB10 million (equivalent to US$1.5 million) to support the construction of the Sichuan plant. Such amount has been received in full in the Company's bank account with reimbursement be subject to the Government's preapproval and will be released by the Government when the construction progress of the plant is 60%. Such balance is reported as restricted cash.

Short-term bank deposits that are pledged as collateral for foreign currency option contract are reported as restricted cash and amounted to US$2,509,871 and nil as of December 31, 2017 and December 31, 2016, respectively. The cash flows from such bank deposits are reported within operating activities in the consolidated statements of cash flows.

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

Amortization expense of land use rights was US$522,153, US$468,007 and US$411,178 for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in general and administrative expenses.

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

Products sales

For sales in PRC, acceptance of delivery of the products by the distributors is evidenced by goods receipt notes signed by the distributors' customers (or end users). The distributors accept the products at the time they are delivered to the distributors' customers (or end customers).  Delivery acceptance is evidenced by signed goods receipt notes. The Company has no remaining obligations after the distributors' acceptance of the products. Under the terms of the contracts or purchase orders between the Company and the distributors, the risks and rewards of ownership of the products is transferred to the distributor upon the signing of the goods receipt notes and the distributor has no rights to return the products (other than for defective products). For sales to ROK, delivery of the products occurs at the point in time the product is delivered to the named port of shipment, which is when the risks and rewards of ownership are transferred to the customer. For the years ended December 31, 2017, 2016 and 2015, sales returns were minimal.

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

(r)  Employee Benefit Plans

Pursuant to relevant PRC regulations, the Company is required to make contributions to various defined contribution plans organized by municipal and provincial PRC governments. The contributions are made for each PRC employee at rate of approximately 40% on a standard salary base as determined by local social security bureau. Contributions to the defined contribution plans are charged to the consolidated statements of comprehensive income when the related service is provided.  For the years ended December 31, 2017, 2016 and 2015, the costs of the Company's contributions to the defined contribution plans amounted to US$6,223,903, US$3,878,202, and US$1,788,552, respectively.

For the years ended December 31, 2017, 2016 and 2015, 64%, 70% and 77% of costs of employee benefits were recorded in general and administration expenses, respectively, with the remaining portion of costs of employee benefits in selling expenses, research and development expenses and cost of revenues each year.

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

- The fair value of restricted cash and time deposits as of December 31, 2017 and 2016 are categorized as Level 2 measurement.

- The fair value of foreign currency contracts as of December 31, 2017 is categorized as Level 3 measurement.

The Company did not have any financial assets and liabilities or nonfinancial assets and liabilities that are measured and recognized at fair value on a recurring or nonrecurring basis as of December 31, 2017 and 2016.  Management used the following methods and assumptions to estimate the fair values of financial instruments at the balance sheet dates:

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

- Derivative liabilities on foreign currency forward contracts-fair values are determined using a discount cash flow model, which discounts the difference between the forward contract exchange rate from the quoted curve and the contract rate multiplied by the notional amounts. It considers the following significant inputs: risk-free rate and foreign exchange rate.

- Derivative liabilities on foreign currency option contracts-fair values are determined using Black-Scholes model. It considers the following significant inputs: risk-free rate, foreign exchange rate and volatility.

(x) Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter of 2017. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. The new revenue standard may be applied retrospectively to each prior period presented ("full retrospective method) or retrospectively with the cumulative effect recognized as of the date of adoption ("modified retrospective method"). The Company plans to apply the modified retrospective method to those contracts that are not completed contracts on January 1, 2018 upon adoption of ASU 2014-09. The Company has completed its evaluation by the end of 2017 and concluded that there is no impact on the retained earnings as of January 1, 2018 and there is no material impact on its consolidated financial statements and related disclosures as a result of the new adoption of the guidance.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addressed and provided guidance for each of eight specific cash flow issues with the objective of reducing the existing diversity in practice. This standard will be effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has early adopted ASU 2016-15 on its consolidated financial statements and there was no impact as a result of the adoption.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This standard required that companies recognize the income tax consequences of an intra-entity transfer of an asset (other than inventory) when the transfer occurs. Current guidance prohibits companies from recognizing current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This standard will be effective for public companies for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has early adopted ASU 2016-16 on its consolidated financial statements and there was no impact as a result of the adoption.

Effective January 1, 2017, the Company adopted the FASB ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard simplified certain aspects of the accounting for share-based payment transactions, including recognition of excess tax benefits and deficiencies, classification of awards and classification in the statement of cash flows and forfeitures. As a result of adoption, the Company elected to estimate the number of awards that are expected to vest. The adoption of this standard had no impact on the Company's consolidated financial statements.

Note 3 – Accounts receivable

Accounts receivable consists of the following:

	December 31,
	2017	2016
	US$	US$
Accounts receivable	298,909,440	410,087,666
Allowance for doubtful accounts	(40,456)	(38,107)
Accounts receivable, net	298,868,984	410,049,559

As of December 31, 2017 and 2016, the accounts receivable balances also include notes receivable in the amount of US$1,181,029 and US$374,296, respectively. As of December 31, 2017 and 2016, US$99,526,978 and US$63,301,966 respectively of accounts receivable are pledged for the short-term bank loans.

The following table provides an analysis of the aging of accounts receivable as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	US$	US$
Aging:
– current	259,870,056	373,108,359
– 1-3 months past due	8,299,000	36,941,200
– 4-6 months past due	30,699,928	-
– 7-12 months past due	-	-
– greater than one year past due	40,456	38,107
Total accounts receivable	298,909,440	410,087,666

The movements of the allowance for doubtful accounts are as follows:

	Year ended December 31,
	2017	2016
	US$	US$
Balance at the beginning of the year	(38,107)	(40,631)
Effect of foreign currency exchange rate changes	(2,349)	2,524
Balance at the end of the year	(40,456)	(38,107)

Note 4 – Inventories

Inventories consist of the following:

	December 31,
	2017	2016
	US$	US$
Raw materials	405,731,330	270,605,823
Work in progress	18,876	157,953
Finished goods	15,986,476	10,175,232
Total inventories	421,736,682	280,939,008

There were no write down of inventories during the years ended December 31, 2017, 2016 and 2015.

Note 5 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2017	2016
	US$	US$
Receivables from Hailezi (i)	68,430,244	88,286,651
Receivables from Jiamu (ii)	-	20,628,987
Value added taxes receivables (iii)	6,840,774	4,814,920
Advances to suppliers (iv)	62,376,588	3,365,930
Interest receivable (v)	2,235,902	3,231,763
Others (vi)	4,442,643	4,982,058
Total prepaid expenses and other current assets	144,326,151	125,310,309

(i) In September 2016, the Company's two subsidiaries, Heilongjiang Xinda Enterprise Group Company Limited ("HLJ Xinda Group") and Sichuan Xinda Enterprise Group Co., Ltd ("Sichuan Xinda") each entered into equipment purchase contracts with Harbin Hailezi Science and Technology Co., Ltd. ("Hailezi") to purchase production equipment, testing equipment and storage facility. Pursuant to the contracts with Hailezi, HLJ Xinda Group and Sichuan Xinda have prepaid RMB612.5 million (equivalent to US$88.3 million) as of December 31, 2016, which was recognized in investing activities in the statements of cash flows. In November 2016, the three parties agreed to terminate the contracts and Hailezi agreed to refund all the prepayment. As of December 31, 2017, Hailezi has refunded the above mentioned prepayment to HLJ Xinda Group and Sichuan Xinda.

In March 2017, Sichuan Xinda signed a series of contracts with Hailezi to purchase production equipment, and prepaid RMB1,728.9 million (equivalent to US$264.6 million ) to Hailezi, which was recognized in investing activities in the statements of cash flows. In June 2017, the two parties agreed to partially terminate the contracts and Hailezi agreed to refund the prepayment amounting to RMB1,704.9 million (equivalent to US$260.9 million) by the end of March 2018. For details, please refer to Note 7.

(ii) Sichuan Xinda prepaid RMB143.1 million (equivalent to US$20.6 million) to purchase equipment from Harbin Jiamu Import and Export Co., Ltd. ("Jiamu"), in November 2016. As Harbin Jiamu Import and Export Co., Ltd. had cancelled its registration and transferred its business to Harbin Jiamu Science and Technology Co., Ltd., Harbin Jiamu Import and Export Co., Ltd. agreed to refund the prepayment.  As of December 31, 2017, Harbin Jiamu Import and Export Co., Ltd. has refunded all the prepayment.  The prepayments and refund were recognized in operating activities in the statements of cash flows.

  The majority owner of Hailezi is also the majority owner of Harbin Jiamu Import and Export Co., Ltd and Harbin Jiamu Science and Technology Co., Ltd. (collectedly "Jiamu Group"), which is one of the major equipment distributors.

(iii) Value added taxes receivables mainly represent the input taxes on purchasing equipment by Sichuan Xinda, which are to be net off with output taxes.  Value added taxes receivables were recognized in operating activities in condensed consolidated statements of cash flows.

(iv) Advances to suppliers are the advances to purchase raw materials as of December 31, 2017.

(v) Interest receivable mainly represents interest income accrued from time deposits and restricted cash.

(vi) Others mainly include prepaid miscellaneous service fee, staff advance and prepaid rental fee.

Note 6 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	December 31,
	2017	2016
	US$	US$
Machinery, equipment and furniture	413,551,963	391,149,907
Motor vehicles	2,838,540	2,640,477
Workshops and buildings	146,595,501	119,503,091
Construction in progress	439,116,574	409,257,584
Total property, plant and equipment	1,002,102,578	922,551,059
Less: accumulated depreciation	(166,540,839)	(116,187,367)
Property, plant and equipment, net	835,561,739	806,363,692

The Company capitalized US$2,893,631, US$2,562,026, US$231,356 of interest costs as a component of the cost of construction in progress for the years ended December 31, 2017, 2016 and 2015 respectively.

Depreciation expense on property, plant and equipment was allocated to the following expense items:

	Years Ended December 31,
	2017	2016	2015
	US$	US$	US$

Cost of revenues	35,758,544	28,245,742	21,980,993
General and administrative expenses	2,723,839	1,808,284	1,531,389
Research and development expenses	4,047,893	3,720,126	3,615,758
Selling expenses	3,546	2,683	894
Total depreciation expense	42,533,822	33,776,835	27,129,034

Note 7 – Prepayments to equipment and construction suppliers

	December 31, 2017	December 31, 2016
	US$	US$

Hailezi (i)	157,358,774	-
Shanghai Green River (ii)	16,572,489	-
Beijin Construction (iii)	10,001,333	4,324,636
Sichuan Construction (iv)	6,177,647	907,024
Samim Group FZE (v)	-	5,308,737
Sports City (vi)	-	2,859,952
Others	517,271	767,353
Total Prepayments to equipment and construction suppliers	190,627,514	14,167,702

(i) On September 26, 2016 and February 28, 2017, HLJ Xinda Group entered into equipment purchase contracts with Hailezi for a total consideration of RMB782.2 million (equivalent to US$119.7 million) to purchase storage facility and other equipment, which will be used for upgrading the storage system of warehouse located in Harbin, China. Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB621.6 million (equivalent to US$95.1 million) as of December 31, 2017. Due to a redesign of outdoor storage facility in June 2017, HLJ Xinda Group entered into a supplementary agreement with Hailezi, which decreased the original contract amount to RMB283.7 million (equivalent to US$43.4 million). Hailezi refunded RMB369.1 million (equivalent to US$56.5 million) to HLJ Xinda Group on June 22, 2017. The prepayment and refund were recognized in investing activities in the statements of cash flows.

On July 21, 2017, HLJ Xinda Group entered into three investment agreements with the Management Committee of Harbin Economic- Technological Development Zone with respect to the industrial project for 300,000 metric tons of biological composite materials, the industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics and the industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory (the "HLJ Project"). In order to fulfill the agreements, HLJ Xinda Group entered into an equipment purchase contract with Hailezi to purchase production equipment in November 2017, which will be used for 100,000 metric tons of engineering plastics located in Harbin, for a consideration of RMB939.7 million (equivalent to US$143.8 million). Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB751.8 million (equivalent to US$115.1 million) as of December 31, 2017.

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

In connection with the Nanchong Project, Sichuan Xinda entered into equipment purchase contracts with Hailezi to purchase production equipment and testing equipment. Pursuant to the contracts with Hailezi, Sichuan Xinda has prepaid RMB1,728.9 million (equivalent to  US$264.6  million) as of December 31, 2017. By the end of June 2017, in order to ensure the traceability of the product and management of supply chain, Sichuan Xinda expected to launch an integrated ERP system, which resulted in the equipment to be purchased under the original contracts with Hailezi not meeting the production requirements. Hailezi agreed to refund the prepayment in the amount of RMB1,704.9 million (equivalent to US$260.9 million) by the end of March 2018. As of December 31, 2017, Sichuan Xinda signed a supplementary agreement with Hailezi, pursuant to the agreement, Sichuan Xinda agreed to pay RMB12.4 million (equivalent to USD1.9 million) to Hailezi for the compensation of Hailezi due to the termination of the purchase contracts. As of December 31, 2017, Hailezi has refunded the prepayment in the amount of RMB1,245.5 million (equivalent to US$190.6 million) and the remaining part of the prepayment has been reclassified as prepaid expenses and other current assets, for details, please refer to Note 5.

(ii) In December, 2017, HLJ Xinda Group entered into a building purchase contract with Shanghai Caohejing Kangqiao Science & Green River Construction & Development Co., Ltd. ("Green River") for a total consideration of RMB216.6 million (equivalent to US$33.2 million) , with a total area of 13,972.64 square meters. According to the contract, the Company will be entitled to obtain the property by March 31, 2018 upon the 50% payment by end of 2017.  The Company is planning to use this building as the offices of the newly set up Shanghai Research and Development Center, which was established on December 27, 2017.  As of December 31, 2017, the Company has prepaid RMB108.3 million (equivalent to US$16.6 million).

(iii) Since November 15, 2016, Sichuan Xinda entered into decoration contracts with Sichuan Beijin Construction Engineering Company Limited ("Beijin Construction") to perform indoor and outdoor decoration work for a consideration of RMB237.6 million (equivalent to US$36.4 million). Pursuant to the contract with Beijin Construction, Sichuan Xinda has prepaid RMB119.8 million (equivalent to US$18.3 million) as of December 31, 2017, in which RMB54.4 million (equivalent to US$8.3 million) was transferred to construction in progress. The prepayment was recognized in investing activities in the statements of cash flows.

(iv) On October 20, 2016, Sichuan Xinda entered into an equipment purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of US$13.7 million to purchase certain production and testing equipment. The Company prepaid RMB33.9 million (equivalent to USD5.2M) as of December 31, 2017. The equipment will be delivered when the construction of plants and buildings of the Nanchong project completed in June 2018.

(v) On September 21, 2016, AL Composites Materials FZE ("Dubai Xinda") entered into a purchase contract with Samim Group FZE pertaining approximately 22,324 square meters property  in JAFZA in Dubai, UAE with constructed building including a warehouse, office and service block for a total consideration of AED55.3 million (equivalent to US$15.0 million). As of December 31, 2017, the Company has paid the full amount of the contract, which was recognized in investing activities in the statements of cash flow. As of December 31, 2017, the building has been delivered, and the amount has been transferred to property, plant and equipment.

(vi) In September 2016, Dubai Xinda entered into apartment purchase contracts with Dubai Sports City LLC ("Sports City") for a total consideration of AED14.0 million (equivalent to US$4.0 million), which was recognized in investing activities in the statements of cash flows. As of December 31, 2017, the apartments have been occupied by the Company, and the amount has been transferred to property, plant and equipment.

Note 8 – Other non-current assets

On November 21, 2017, HLJ Xinda Group signed a purchase contract with Xinda High-Tech Co.,Ltd. ("Xinda High-Tech") on 100% equity transfer of Xinda High-Tech for a total consideration of RMB105 million (US$16.1 million).  Pursuant to the contract, HLJ Xinda Group prepaid deposits of RMB78 million (equivalent to US$11.9 million) in November and December, 2017, with the remaining RMB27 million (equivalent to US$4.2 million) with the thirty days of the completion of the legal transfer. The Company is in the process of obtaining the government approval.

Note 9 – Foreign currency option contracts

On February 24, 2017, the Company entered into two foreign currency option contracts with Bank of China ("BOC"), Harbin Branch, pursuant to which the Company and BOC both have options to excise the foreign currency contracts depending on the future currency fluctuation, and the nominal values are US$5.0 million and US$10.0 million respectively, with the defined exchange rates for settlement on March 15, 2018.  Changes in fair value of the above foreign currency options amounted to US$0.4 million and US$0.7 million, respectively, from the date of its inception to December 31, 2017 and were recognized in earnings because they did not qualify or was designated for hedge accounting.

Note 10 – Borrowings

The Company has credit facilities with several banks under which they draw short-term and long-term bank loans as described below.

(a)  Current

	December 31,
	2017	2016
	US$	US$
Unsecured loans	363,319,152	273,147,455
Loans secured by accounts receivable	68,868,415	50,454,086
Loans secured by restricted cash	41,500,000	32,474,300
Loans secured by land use right	30,608,184	-
Current portion of long-term bank loans (note b)	271,101,178	88,681,635

Total short-term loans, including current portion of long-term bank loans	775,396,929	444,757,476

As of December 31, 2017 and 2016, the Company's short-term bank loans (including the current portion of long-term bank loans) bear a weighted average interest rate of 4.1% and 4.0% per annum, respectively. All short-term bank loans mature at various times within one year and contain no renewal terms.

In January 2016, the Company obtained a one-year secured loan of US$16.6 million from HSBC Middle East at an annual interest rate of one-month LIBOR (1.5678% as of December 31, 2017) plus 1.8%. This loan was secured by restricted cash of RMB25.5 million (equivalent to US$3.7 million) in the HSBC Bank in Harbin, China. The Company repaid the loan on January 23, 2017.

In April 2016, the Company obtained ten six-month loans in a total amount of RMB350 million (equivalent to US$50.5 million) secured by accounts receivables of RMB439.2 million (equivalent to US$63.3 million) at an annual interest rate of 4.350% from Harbin Longjiang Bank. The Company repaid the above loans in year 2017. During year 2017, the Company obtained another fifty-six loans in a total amount of RMB1,351.0 million (equivalent to US$206.8 million) secured by accounts receivables of RMB1,762.3 million (equivalent to US$269.7 million) at an annual interest rate of 4.350%. The Company repaid thirty-seven loans in total RMB901.0 million (equivalent to US$137.9 million) in year 2017, and retrieved accounts receivables of RMB1,112.0 million (equivalent to US$170.2 million).

In August 2016, the Company obtained a one-year secured loan of US$13.9 million from Industrial and Commercial Bank of China (Abu Dhabi Branch) at an interest of three-month LIBOR (1.6947% as of December 31, 2017) plus 2.0%. This loan was secured by restricted cash of RMB100.0 million (equivalent to US$14.6 million) in the Industrial and Commercial Bank of China in Harbin, China. The interest rate is reset every three months. The company repaid the loan in August 2017.

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

In January 2017, the Company obtained a one-year secured loan of US$12.0 million from HSBC Middle East at an annual interest rate of one-month LIBOR (1.5678% as of December 31, 2017) plus 1.8%. This loan was secured by restricted cash of RMB18.5 million (equivalent to US$2.8 million) in the HSBC Bank in Harbin, China. The company repaid the loan in December 2017.

In January 2017, the Company obtained a one-year secured loan of US$12.0 million from Bank of China (Macau Branch) at an annual interest rate of 2.3%. The loan was secured by restricted cash of RMB94.0 million (equivalent to US$14.1 million) in Bank of China in Harbin, China. The company repaid the loan in December 2017.

In February 2017, the Company obtained a one-year secured loan of US$17.0 million from Bank of China (Abu Dhabi Branch) at an annual interest rate of 2.3%. The loan was secured by restricted cash of RMB136.0 million (equivalent to US$20.8 million) in Bank of China in Harbin, China.

In July 2017, the Company obtained a one-year secured loan of US$14.0 million from Bank of China (Paris Branch) at an annual interest rate of 2.5%. The loan was secured by restricted cash of RMB107.0 million (equivalent to US$16.4 million) in Bank of China in Harbin, China.

In October 2017, the Company obtained a one-year secured loan of US$5.0 million from Bank of China (Paris Branch) at an annual interest rate of 2.5%. The loan was secured by restricted cash of RMB37.5 million (equivalent to US$5.8 million) in Bank of China in Harbin, China.

 In October 2017, the Company obtained a one-year secured loan of US$5.5 million from Bank of China (Paris Branch) at an annual interest rate of 2.5%. The loan was secured by restricted cash of RMB42.0 million (equivalent to US$6.4 million) in Bank of China in Harbin, China.

In November 2017, the Company obtained a three-month secured short-term loan of RMB200 million (equivalent to US$30.6 million) from Nanchong Shuntou Development Group Co., Ltd. at an annual interest rate of 4.35%. The loan was secured by one of the land use rights of RMB43.5 million (equivalent to US$6.7 million).

(b) Non-current

	December 31,
	2017	2016
	US$	US$
Secured loans	30,400,000	90,170,000
Unsecured loans	199,146,032	73,518,812
Syndicate loan facility	155,763,465	174,513,438
Less: current portion	(271,101,178)	(88,681,635)
Total long-term bank loans, excluding current portion	114,208,319	249,520,615

On June 12, 2014, the Company obtained a three-year secured loan of US$70 million from Bank of China Paris Branch at interest rate of three-month LIBOR (1.6947% as of December 31, 2017). The loan is secured by restricted cash of RMB110 million (equivalent to US$15.9 million). In accordance with the requirements of the bank, additional RMB109 million (equivalent to US$15.7 million) is pledged as restricted cash for this long-term bank loan on July 22, 2016. The Company repaid US$4 million in 2015, US$5 million on June 9, 2016, US$15 million on December 9, 2016, and US$46 million on June 9, 2017.

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

In October and November, 2015, the Company obtained three long term unsecured loans of RMB260 million (equivalent to US$39.8 million) from Bank of China at an annual interest rate of 4.75%. In January 2016, the Company obtained a long term unsecured loan of RMB80 million (equivalent to US$12.2 million) from Bank of China at an annual interest rate of 4.75%. On December 9, 2016, the Company obtained a long term unsecured loan of RMB30 million (equivalent to US$4.6 million) from Bank of China at an annual interest rate of 4.75%. On March 23, 2017, the Company obtained a long term unsecured loan of RMB25.0 million (equivalent to US$3.8 million) from Bank of China at an annual interest rate of 4.75%. The Company repaid RMB10 million (equivalent to US$1.5 million) on April 28, 2017 and RMB40 million (equivalent to US$6.1 million) on October 28, 2017. RMB25 million (equivalent to US$3.8 million),  RMB100 million (equivalent to US$15.3 million),  RMB25 million (equivalent to US$3.8 million),  RMB100 million (equivalent to US$15.3 million),  RMB20 million (equivalent to US$3.1 million), and RMB75 million (equivalent to US$11.5 million) will be repaid on April 28, 2018, October 28, 2018, April 28, 2019, October 28, 2019, April 28, 2020 and October 28, 2020, respectively.

On May 13, 2016, the Company obtained two two-year secured loans of US$14.3 million from China Construction Bank (Dubai) at an interest of three-month LIBOR (1.6947% as of December 31, 2017, 2017) plus 1.6%.  On May 17, 2016, the Company obtained two two-year secured loans of US$12.3 million from China Construction Bank (Dubai) at an interest of three-month LIBOR (1.6947% as of December 31, 2017) plus 1.6%. On May 22, 2016, the Company obtained a two-year secured loan of US$3.8 million from China Construction Bank (Dubai) at an interest of three-month LIBOR (1.6947% as of December 31, 2017) plus 1.6%. The interest rate is reset every three months. These loans are secured by restricted cash of RMB68.8 million (equivalent to US$10.5 million). All of these loans will be due on March 22, 2018.

On August 22, 2016, Xinda Holding (HK) Company Limited ("Xinda Holding (HK)") a wholly owned subsidiary of the Company, entered into a facility agreement for a loan facility in an aggregate amount of US$180 million with a consortium of banks and financial institutions led by Standard Chartered Bank (Hong Kong) Limited. The Company paid arrangement fees and legal fees in the amount of US$6.77 million of which the unamortized balance is US$1.74 million as of December 31, 2017 for the related loan. Debt issuance costs are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the loan and amortized to interest expense using the effective interest rate of 5.594% as of December 31, 2017. The Company repaid US$22.5 million on November 22, 2017. US$22.5 million, US$45.0 million and US$90.0 million of the principal amount will be repaid on February 22, 2018, May 22, 2018 and August 22, 2018, respectively.

On November 7, 2016, the Company obtained a fifteen-month secured loan of US$3.3 million from Industrial and Commercial Bank of China (Abu Dhabi Branch) at an annual interest rate of 2.2%. The loan is secured by restricted cash of RMB25 million (equivalent to US$3.6 million). The loan will be due on February 7, 2018. The Company repaid the loan in October 2017 in advance.

On November 30, 2016, the Company obtained a fifteen-month secured loan of US$10.5 million from Industrial and Commercial Bank of China (Abu Dhabi Branch) at an annual interest rate of 2.2%. The loan is secured by restricted cash of RMB80 million (equivalent to US$11.5 million).  The loan will be due on February 28, 2018. The Company repaid the loan in November 2017 in advance.

During year 2017, the Company obtained four long-term unsecured loans of RMB430 million (equivalent to US$65.8 million) from Nanchong Shuntou Development Group Co., Ltd. at an annual interest rate of 4.35%. The repayment terms were extended and the loans will be due on December 31, 2018.

On December 1, 2017, the Company obtained a seven-year unsecured loan of RMB526.3 million (equivalent to US$80.6 million) from Longjiang Bank, Harbin Branch at an annual interest rate of 4.9%. RMB15 million (equivalent to US$2.3 million), RMB20 million (equivalent to US$3.1 million), RMB35 million (equivalent to US$5.4 million), RMB35 million (equivalent to US$5.4 million), RMB70 million (equivalent to US$10.7 million), RMB70 million (equivalent to US$10.7 million), and RMB281.26 million (equivalent to US$43.0 million) will be repaid on June 30, 2019, December 30, 2019, June 30, 2020, December 30, 2020, June 30, 2021, December 30, 2021, and after 2021, respectively.

As of December 31, 2017, the Company had total lines of credit of RMB8,097.6 million (US$1,239.3 million) including unused lines of credit of RMB2,056.0 million (US$314.7 million) with remaining terms less than 12 months and RMB228.7million (US$35.0 million) with remaining terms beyond 12 months.

Certain lines of credit contain financial covenants such as total stockholders' equity, debt asset ratio, contingent liability ratio and net profit. As of December 31, 2017, the Company has met these financial covenants.

Maturities on long-term bank loans (including current portion) are as follows:

December 31, 2017
US$
2018	271,101,178
2019	24,486,547
2020	25,251,753
2021	21,425,729
After 2021	43,044,290
Total	385,309,497

Note 11 –Redemption of the senior notes

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

The Notes can be redeemed prior to their maturity.

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

Note 12 – Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31, 2017	December 31, 2016
	US$	US$
Payables for purchase of property, plant and equipment	98,791,115	98,472,641
Accrued freight expenses	10,491,635	7,972,067
Accrued interest expenses	3,997,036	885,290
Advance from customers (i)	8,843,649	93,066
Non income tax payables	4,002,092	4,499,161
Others (ii)	12,479,982	7,417,141
Total accrued expenses and other current liabilities	138,605,509	119,339,366

(i) Advance from customers mainly represents the advance received from five customers in the PRC for the raw material purchases during the twelve-month ended December 31, 2017.

(ii) Others mainly represent accrued payroll and employee benefits, accrued audit and consulting fees, electricity fee and other accrued miscellaneous operating expenses.

Note 13 – Related party transactions

The Company entered into related party transactions with Harbin Xinda High-Tech Co., Ltd. ("Xinda High-Tech"), an entity controlled by the wife of Mr. Han, the chief executive officer and controlling stockholder of the Company and Mr. Han's son.

The significant related party transactions are summarized as follows:

	Years Ended December 31,
	2017	2016	2015
	US$	US$	US$
Costs and expenses resulting from transactions with related parties:
Rental expenses for plant and office space	-	723,769	777,248

The related party balances are summarized as follows:

	December 31,
	2017	2016
	US$	US$
Amounts due from a related party:
Prepaid rental expenses to Xinda High-Tech	-	229,624

	2017	2016
	US$	US$
Amounts due to a related party:
Rental payable to Mr Han's son	-	11,548

The Company rents the following plant and office buildings in Harbin, Heilongjiang province from Xinda High-Tech:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Office building	23,894	707,543	Between January 1, 2014 and December 31, 2018

The Company rents the following facilities in Harbin, Heilongjiang province from Mr. Han's son:

Premise Leased	Area (M2)	Annual Rental Fee (US$)	Period of Lease
Facility	200	5,922	Between August 17, 2014 and August 16, 2016

Note 14 – Income Taxes

China XD and Xinda Holding (HK) US Sub Inc. ("Xinda Holding (US) ") (collectively referred to as the "U.S. Entities") are each subject to a tax rate of 34% before 2018 and 21% per the new tax rules beginning 2018, and file separate U.S. federal income tax returns. Xinda Holding (US) was dissolved in 2016 as a result of the group re-organization.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted. The Tax Act has made significant changes to the U.S. Internal Revenue Code, including the taxation of U.S. corporations, by, among other things, limiting interest deductions, reducing the U.S. corporate income tax rate, disallowing certain deductions that had previously been allowed, altering the expensing of capital expenditures, adopting elements of a territorial tax system, assessing a repatriation tax or "toll-charge" on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain anti-base erosion provisions. The Company recorded a charge of approximately US$71.0 million for the repatriation tax on deemed repatriation to the United States of accumulated earnings. The charge for deemed repatriation will be payable by the Company over an eight-year period commencing April 2018.

US$71.0 million repatriation tax, as a provisional amount, represents the Company's reasonable estimate for income tax effects of the Tax Act, to the extent that the Company's accounting for certain income tax effects is incomplete as additional information is needed to be prepared, analyzed and computations.

The actual impact of the U.S. Tax Reform on the Company may differ from management's estimates, and management may update the provisional amount upon obtaining, preparing or analyzing additional information, based on its review of future regulations or guidance issued by the U.S. Department of the Treasury, and specific actions the Company may take in the future.

Under the current laws of the British Virgin Island ("BVI"), Favor Sea (BVI) and Xinda Deluxe Faith Limited, subsidiaries of China XD, these two are not subject to tax on its income or capital gains.

No provision for Hong Kong Profits Tax was made for Xinda Holding (HK) Co., Ltd. ("Xinda Holding (HK) "), (formerly known as Hong Kong Engineering Plastics Co., Ltd.), Xinda (HK) International Trading Co., Ltd. ("Xinda Trading", liquidated in February 2015), Xinda (HONGKONG) Macromolecule Material Limited and Xinda (HK) Trading as they did not have any assessable profits arising in or derived from Hong Kong for any of the periods presented.

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

China XD earnings from its subsidiaries in PRC and Dubai are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to its plan to indefinitely reinvest its earnings in the PRC, the Company has not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of US$673,784,710 and US$546,430,378 as of December 31, 2017 and 2016, respectively. In addition, due to its plan to indefinitely reinvest its earnings in Dubai, the Company has not provided for deferred income tax liabilities related to Dubai on undistributed earnings of US$206,128,306 and US$172,774,247 as of December 31, 2017 and 2016, respectively. It is not practicable to estimate the amounts of unrecognized deferred income tax liabilities thereof.

The components of income (loss) before income taxes are as follows:

	Years Ended December 31,
	2017	2016	2015
	US$	US$	US$
US	(2,490,668)	(3,221,934)	(3,512,598)
BVI	(394)	(31,424,331)	(18,685,588)
Hong Kong SAR	(12,544,625)	(5,447,344)	(306,945)
Dubai	33,354,059	54,947,200	34,554,739
PRC, excluding Hong Kong SAR	103,827,741	104,181,978	89,920,646
Total income before income taxes	122,146,113	119,035,569	101,970,254

The Company's income tax expense (benefit) recognized in the consolidated statements of comprehensive income consists of the following:

	Years Ended December 31,
	2017	2016	2015
	US$	US$	US$
Current income tax expense-PRC	21,966,937	19,715,649	20,618,211
Current income tax expense-US	70,965,148	-	-
Deferred income tax benefit-PRC	(2,407,706)	(2,292,830)	(2,380,236)
Total income tax expense	90,524,379	17,422,819	18,237,975

The effective income tax rate based on income tax expense and income before income taxes reported in the consolidated statements of comprehensive income differs from the PRC statutory income tax rate of 25% due to the following:

	Years Ended December 31,
	2017	2016	2015
	US$	US$	US$

PRC statutory income tax rate	25%	25%	25%
Increase (decrease) in effective income tax rate resulting from:
Tax rate differential on HK entities not subject to PRC income tax	0.9%	0.4%	-
Tax rate differential on BVI entities not subject to PRC income tax	0.1%	6.6%	4.6%
Tax rate differential on UAE entities not subject to PRC income tax	(6.9)%	(11.5)%	(8.5)%
Non-deductible expenses	0.2%	0.3%	0.4%
Preferential tax rate	(4.5)%	(4.2)%	(4.5)%
Change in valuation allowance	3.1%	2.3%	1.2%
R&D additional deduction	(3.9)%	(5.1)%	(2.6)%
Repatriation tax	58.1%	-	-
Others	2.0%	0.8%	2.3%
Effective income tax rate	74.1%	14.6%	17.9%

The principal components of the Company's deferred income tax assets and deferred income tax liabilities are as follows:

	December 31,
	2017	2016
	US$	US$

Deferred income tax assets:
Tax loss carry forwards	7,818,069	3,951,012
Foreign currency contracts	270,964	-
Less: valuation allowance	(7,818,069)	(3,951,012)
Deferred income tax assets, net (included in other non-current assets)	270,964	-

Deferred income tax liabilities (included in other non-current liabilities):
Property, plant and equipment	9,267,501	10,818,305

The Research Institute was established with a registered capital of approximately US$0.4 million in 2007.  The Research Institute provided research and development services to the Company's ultimate end customers.  In December 2010, for tax purposes and because the Research Institute could not meet the Company's development needs, the Company dissolved the Research Institute and formed a new legal entity, Heilongjiang Xinda Enterprise Group Macromolecule Materials R&D Center Company Limited ("Xinda Group Material Research"). Based on applicable regulations promulgated by the local Civil Affairs Bureau, only the local government has the authority for the distribution of the assets of the Research Institute upon liquidation.  Therefore, the Company dissolved the Research Institute by distributing the net assets of the Research Institute in the amount of US$84.0 million to the local government. The difference between the net assets in the amount of US$84.0 million and the amount of the initial registered capital of US$0.4 million represents undistributed accumulated profit generated by the Research Institute from its inception date to its liquidation date.  Simultaneously, the local government granted the net assets back to the Research Center, the newly established subsidiary of Harbin Xinda in December 2010. The Research Center was established with a registered capital of approximately US$0.5 million funded by cash.  A loss equal to the net assets of the Research Institute distributed to the local government was recognized in other expenses and a government grant for the receipts of the same assets back from the local government was recognized as other income in the consolidated statements of comprehensive income. Pursuant to the local tax regulations, the net assets granted to the Research Center are not subject to income tax to the extent the Research Center spends a total of US$84.0 million in five years from the date of grant.  The expenditures of US$84.0 million will not be deductible for income tax purposes.  As a result, the Company recognized a deferred income tax liability in the amount of US$21.5 million in connection with the net assets granted to the Research Center as of December 31, 2010.  To the extent that the Company has spent on research and development equipment during the five years from the date of grant, deferred income tax liabilities relating to the net assets of Research Institute granted to Research Center will be reclassified to deferred income tax liabilities relating to property, plant and equipment, and recognized in profit or loss over the useful life of the asset. The Company spent a total of US$84.0 million on research and development equipment by the end of December 31, 2015, and the deferred income tax liabilities was US$9,267,501 and US$10,818,305 as of December 31, 2017 and 2016, respectively.

The movements of the valuation allowance are as follows:

	Years Ended December 31,
	2017	2016	2015
	US$	US$	US$

Balance at the beginning of the year	3,951,012	1,941,124	727,711
Expiration due to liquidation	(86,139)	(661,144)	(68,070)
Additions of valuation allowance	3,960,392	2,801,055	1,333,527
Reduction of valuation allowance	(7,196)	(130,023)	(52,044)
Balance at the end of the year	7,818,069	3,951,012	1,941,124

The valuation allowance as of December 31, 2017, 2016 and 2015 was primarily provided for the deferred income tax assets of certain entities, which were at cumulative loss positions. As of December 31, 2017, for U.S. federal income tax purposes, the Company had tax loss carry forwards of (i) US$673,763 from US Entity, of which US$153,565, US$520,617 and nil would expire by 2035, 2036 and 2037, respectively, if unused, (ii) US$18,804,872 from subsidiaries in PRC, of which  US$3,423,410, US$6,900,933 and US$8,480,529 would expire by 2020, 2021 and 2022, respectively, if unused, and (iii) US$18,298,922 from subsidiaries in HK, which could be carried forward indefinitely to be offset against future profits. In view of the cumulative losses for the entities concerned, 100% valuation allowances were provided against their deferred income tax assets as of December 31, 2017, 2016 and 2015, which in the judgment of the management, are not more likely than not to be realized.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:
	Year ended December 31,
	2017	2016	2015
	US$	US$	US$

Balance at beginning of year	25,929,112	21,660,307	14,609,258
Increase related to current year tax positions	8,267,958	4,268,805	7,051,049
Balance at end of year	34,197,070	25,929,112	21,660,307

At December 31, 2017, 2016 and 2015, there are US$28,149,386, US$21,547,559 and US$18,370,729 of unrecognized tax benefits that if recognized, would affect the annual effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and does not recognize penalties. During the years ended December 31, 2017, 2016 and 2015, the Company recognized approximately US$4,092,605, US$2,982,479, and US$1,905,191 interest expense. The Company had approximately US$10,342,390 and US$5,757,273 for the interest accrued related to unrecognized tax benefits amounting to US$34,045,550 and US$25,845,041 as of December 31, 2017 and 2016, respectively. The unrecognized tax benefits in 2012 amounting to US$2,934,853 and related accrued interest amounting to US$2,432,993 was classified as current liabilities as the five-year tax assessment period will expire on May 31, 2018. US$151,520 of unrecognized tax benefit were presented as a reduction of the deferred income tax assets for tax loss carry forwards since the uncertain tax position would reduce the tax loss carry forwards under the tax law. The unrecognized tax benefits represent the estimated income tax expenses the Company would be required to pay, should the income tax rate used, taxable income and deductible expenses for tax purpose recognized in accordance with tax laws and regulations. The Company is currently unable to provide an estimate of a range of the total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.

The tax returns of the U.S. Entities are subject to U.S. federal income tax examination by tax authorities for the years from 2015 to 2017.  According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent.  The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than US$15,000.  In the case of transfer pricing issues, the statute of limitations is ten years.  There is no statute of limitations in the case of tax evasion.  The tax returns of the Company's PRC subsidiaries for the years from 2015 to 2017 are open to examination by the PRC tax authorities.

Note 15 – Deferred Income

On January 26, 2015, the Company entered into a memorandum and a fund support agreement (the "Agreement") with the People's Government of Shunqing District, Nanchong City, Sichuan Province ("Shunqing Government") pursuant to which Shunqing Government, through its investment vehicle, extended to the Company RMB350 million (equivalent to US$53.6 million) to support the construction of the Sichuan plant, which has been received in full in the form of government repayment of bank loans on behalf of the Company.

In addition, the Company has received RMB309.2 million (equivalent to US$47.3 million) from Shunqing Government and RMB6.4 million (equivalent to US$1.0 million) from Ministry of Finance of the People's Republic of China to support the construction and RMB2.2 million (equivalent to US$0.3 million) special funds of ministerial key research projects from Ministry of Science and Technology of PRC as of December 31, 2017.

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

The Sichuan factory has been operational since July 2016. A cumulative RMB39.4 million (equivalent to US$6.0 million) government grants have been amortized as other income proportionate to the depreciation of the related assets, of which RMB29.9 million (equivalent to US$4.6 million) was amortized in the year ended December 31, 2017.

The Company also received RMB36.0 million (equivalent to US$5.5 million) from Shunqing Government with respect to interest subsidy for future bank loan. A cumulative RMB16.4 million (equivalent to US$2.5 million) government grants have been amortized as other income in line with the amount of related loan interest paid, of which RMB1.4 million (equivalent to US$0.2 million) was amortized in the year ended December 31, 2017.

Note 16 – Other non-current liabilities

	2017	2016
	US$	US$

Income tax payable-noncurrent (i)	98,630,817	31,602,314
Deferred income tax liabilities (note 14)	9,267,501	10,818,305
Total other non-current liabilities	107,898,318	42,420,619

(i) Income tax payable-noncurrent represents the repatriation tax, the accumulative balance of unrecognized tax benefits since 2013 and related accrued interest. According to the Tax Act, the management estimated the amount of U.S. tax corporate income tax is US$70,965,148 based on the deemed repatriation to the United States of accumulated earnings mandated by the U.S. tax reform, US$11,354,425 of which will be paid in 2018 and was classified as current liabilities. As the five-year tax assessment period for unrecognized tax benefits occurred in 2012 will expire on May 31, 2018, the unrecognized tax benefits occurred in 2012 and related accrued interest amounting to RMB19.2 million (equivalent to US$2,934,853) and RMB15.9 million (equivalent to US$2,432,993), respectively, were classified as current liabilities.

Note 17 – Common Stock

Pursuant to the amended Article of Incorporation dated March 12, 2009, the Company's authorized share capital is 550,000,000 shares, consisting of 500,000,000 shares of common stock (US$0.0001 par value), and 50,000,000 shares of all classes of preferred stock (US$0.0001 par value).

Note 18 – Preferred Stock

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

If any shares of Series D Preferred Stock remain outstanding on February 4, 2019, the holders of such shares shall require the Company to redeem each share of Series D Preferred Stock at a price equal to the IRR Price (the "Mandatory Redemption Price") no later than six months after the Maturity Date. The Mandatory Redemption Price per share was US$15.25 and US$13.26 as of December 31, 2017 and 2016, respectively.

The Company concluded that it has met the Actual Profit Targets and that it is not probable any of the triggering events has occurred or is expected to occur. In addition, the Company concluded that it has met the performance target of RMB360 million, RMB520 million and RMB800 million in 2011, 2012 and 2013, respectively and accordingly it has the right to request the conversion of Series D Preferred Stock into common stock.  As a result, it was not probable that the Series D Preferred Stock is redeemable as of December 31, 2017. Therefore no changes in the redemption value were recognized for any of the periods presented. The Company will assess the probability of whether the Series D Preferred Stock is redeemable at each reporting period end.

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

Note 19 – Stock based compensation

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

Nonvested shares

A summary of the nonvested shares activity for the years ended December 31, 2017, 2016, and 2015 is as follows:
	Number of Nonvested Shares	Weighted Average Grant date Fair Value
		US$
Outstanding as of December 31, 2014	647,288	5.00
Granted	203,207	6.00
Vested	(171,488)	4.40
Forfeited	(64,280)	4.65
Outstanding as of December 31, 2015	614,727	5.54
Granted	-	-
Vested	(161,257)	4.24
Forfeited	(51,260)	5.28
Outstanding as of December 31, 2016	402,210	6.10
Granted	-	-
Vested	(216,190)	5.12
Forfeited	(24,910)	5.60
Outstanding as of December 31, 2017	161,110	7.49
Expected to vest as of December 31, 2017	137,119	7.49

The total fair value of shares vested during the years ended December 31, 2017, 2016, and 2015 was and US$1,106,893, US$683,106 and US$754,547, respectively.

The Company recognized US$553,512, US$686,491 and US$813,699 of compensation expense in general and administrative expenses relating to nonvested shares for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, total unrecognized compensation cost relating to nonvested shares was US$200,243, which is to be recognized over a weighted average period of 0.6 years.

Stock options

A summary of stock options activity for the years ended December 31, 2017, 2016, 2015 is as follows.

	Number of Options Outstanding	Weighted Average Exercise Price US$
Outstanding as of December 31, 2015	72,000	0.24
Vested	(27,000)	0.24
Forfeited	(45,000)	0.24
Outstanding as of December 31, 2016	-	-
Vested	-	-
Forfeited	-	-
Outstanding as of December 31, 2017	-	-

The Company recognized negative US$151,893 of share-based compensation expense in general and administration expenses relating to stock options for the years ended December 31, 2016 and, US$230,463 of share-based compensation expense in general and administration expenses relating to stock options for the years ended December 31, 2015.

Note 20 – Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Years Ended December 31,
	2017	2016	2015
	US$	US$	US$
Numerator:
Net income	31,621,734	101,612,750	83,732,279
Less:
Earnings allocated to participating Series D convertible preferred stock	(7,678,801)	(24,652,636)	(20,350,826)
Earnings allocated to participating nonvested shares	(139,318)	(817,078)	(770,145)
Net income for basic and diluted earnings per share	23,803,615	76,143,036	62,611,308

Denominator:
Denominator for basic earnings per share	49,598,609	49,418,188	49,225,566
Dilutive effect of outstanding share options	-	1,009	3,894
Denominator for diluted earnings per share	49,598,609	49,419,197	49,229,460

Earnings per common share:
Basic and diluted earnings per common share	0.48	1.54	1.27

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the years ended December 31, 2017, 2016 and 2015, because their effects are anti-dilutive:

	Years Ended December 31,
	2017	2016	2015
	US$	US$	US$
Numerator:
Shares issuable upon conversion of Series D convertible preferred stocks	16,000,000	16,000,000	16,000,000

Note 21 – Statutory reserves

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

For the years ended December 31, 2017, 2016 and 2015, China XD's subsidiaries in the PRC made appropriations to the reserve fund of RMB61,532,122 (equivalent to US$9,110,606), RMB46,947,403 (equivalent to US$7,072,842), and RMB48,174,525 (equivalent to US$7,651,365), respectively. As of December 31, 2017, 2016 and 2015, the accumulated balance of the statutory surplus reserve was RMB248,484,805 (equivalent to US$38,758,986), RMB186,952,683 (equivalent to US$29,648,380), and RMB140,005,280 (equivalent to US$22,575,538), respectively.

Note 22 – Commitments and contingencies

(1)   Lease commitments

Future minimum lease payments under non-cancellable operating leases agreements as of December 31, 2017 were as follows.  The Company's leases do not contain any contingent rent payments terms.

US$
Years ending December 31,
2018	1,381,380
2019	873,556
2020	769,623
2021	695,386
2022	656,333
2023 and thereafter	7,318,130

Rental expenses incurred for operating leases of plant and equipment and office spaces were US$2,431,139, US$2,317,321 and US$1,698,088 in 2017, 2016 and 2015, respectively. There are no step rent provisions, escalation clauses, capital improvement funding requirements, other lease concessions or contingent rent in the lease agreements. The Company has no legal or contractual asset retirement obligations at the end of leases. The Company's leases do not contain any contingent rent payments terms.

(2)   Sichuan plant construction and equipment purchase

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion in property, plant and equipment and approximately RMB0.6 billion in working capital, for the construction of Sichuan plant.  As of December 31, 2017, the Company has a remaining commitment of RMB55.7 million (equivalent to US$8.5 million) mainly for facility construction.

In September 2016, Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB17.0 million (equivalent to US$2.6 million) to purchase storage facility and testing equipment. Afterward, Sichuan Xinda cancelled two contracts with Hailezi for a consideration of RMB1.6 million (equivalent to US$0.2 million). As of December 31, 2017, Sichuan Xinda prepaid RMB6.0 million (equivalent to US$0.9 million) and has a remaining commitment of RMB9.4 million (equivalent to US$1.5 million).

On October 20, 2016, Sichuan Xinda entered into an equipment purchase agreement purchase contract with Peaceful for a total consideration of RMB89.8 million (equivalent to US$13.7 million) to purchase certain production and testing equipment. As of December 31, 2017, the Company has a commitment of RMB55.9 million (equivalent to US$8.5 million).

On November 15, 2016, Sichuan Xinda entered into decoration contract with Beijin Construction  to perform indoor and outdoor decoration work for a consideration of RMB237.6 million (equivalent to US$36.4 million).  On February 20, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform outdoor decoration work for a consideration of RMB2.9 million (equivalent to US$0.5 million). On June 10, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform ground decoration work for a consideration of RMB23.8 million (equivalent to US$3.6 million). As of December 31, 2017, Sichuan Xinda prepaid RMB119.8 million (equivalent to US$18.3 million) of which RMB54.4 million (equivalent to US$8.3 million) was transferred to construction in progress and has a remaining commitment of RMB144.5 million (equivalent to US$22.2 million).

In connection with the Nanchong Project mentioned in Note 7 (i), Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB2,242.8 million (equivalent to US$343.2 million) to purchase production equipment and testing equipment in March 2017.  By the end of June 2017, Sichuan Xinda expected to launch an integrated ERP system, which resulted in the equipment to be purchased under the original contracts with Hailezi not meeting the production requirements. Thus the original contracts have been terminated with the amount of RMB2,222.9 million (equivalent to US$340.2 million), and Hailezi agreed to refund the prepayment in the amount of RMB1,704.9 million (equivalent to US$260.9 million) by the end of March 2018, out of the total prepayment made by Sichuan Xinda of RMB1,722.9 million (equivalent to US$263.7 million). As of December 31, 2017, Sichuan Xinda signed a supplementary agreement with Hailezi, pursuant to the agreement, Sichuan Xinda agreed to pay RMB12.4 million (equivalent to USD1.9 million) to Hailezi for the compensation of Hailezi due to the termination of the purchase contracts. As of December 31, 2017, Hailezi has refunded the prepayment in the amount of RMB1,245.5 million (equivalent to US$190.6 million) and the remaining part of the prepayment has been reclassified as prepaid expenses and other current assets, for details, please refer to Note 5. As of December 31, 2017, Sichuan Xinda prepaid RMB18.0 million (equivalent to US$2.7 million) and has a remaining commitment of RMB1.9 million (equivalent to US$0.3 million).

(3)    Heilongjiang plant construction and equipment purchase

In connection with the equipment purchase contracts with Hailezi signed On September 26, 2016 and February 28, 2017 mentioned in Note 7 (i), HLJ Xinda Group has a remaining commitment of RMB31.1 million (equivalent to US$4.8 million) as of December 31, 2017.

In connection with the "HLJ Project" mentioned in Note 7 (i), pursuant to the three investment agreements, the project total capital expenditure will be RMB4,015.0 million (equivalent to be US$614.5 million), among which the investment in fixed assets shall be no less than RMB3,295.0 million (equivalent to US$504.3 million) in total. Pursuant to the contracts with Hailezi signed in November, 2017 mentioned in Note 7 (i), HLJ Xinda Group has a remaining commitment of RMB187.9 million (equivalent to US$28.7 million) as of December 31, 2017.

(4)    Dubai plant construction and equipment

On April 28, 2015, Dubai Xinda entered into a warehouse construction contract with Falcon Red Eye Contracting Co. L.L.C. for a total consideration of AED6.7 million (equivalent to US$1.8 million). As of December 31, 2017, the Company has a remaining commitment of AED2.1 million (equivalent to US$0.6 million).

(5)    Xinda CI (Beijing) office building decoration

On March 30, 2017, Xinda CI (Beijing) entered into a decoration contract with Beijing Fangyuan Decoration Engineering Co., Ltd for a total consideration of RMB5.8 million (equivalent to US$0.9 million) to decorate office building. As of December 31, 2017, the decoration work in the amount of RMB2.0 million (equivalent to US$0.3 million) was recorded in construction in progress. As of December 31, 2017, the Company has a remaining commitment of RMB3.8 million (equivalent to US$0.6 million).

On June 9, 2017, Xinda CI (Beijing) entered into a decoration contract with Beijing Zhonghongwufang Stone Co., Ltd for a total consideration of RMB1.2 million (equivalent to US$0.2 million) to decorate office building. As of December 31, 2017, the decoration work in the amount of RMB0.6 million (equivalent to US$0.1 million) was recorded in construction in progress. As of December 31, 2017, the Company has a remaining commitment of RMB0.6 million (equivalent to US$0.1 million).

(6)  Xinda Shanghai Research & Development office building

In connection with the building purchase contract mentioned in Note 7 (ii), HLJ Xinda Group has a remaining commitment of RMB108.3 million (equivalent to US$16.6 million) as of December 31, 2017.

(7)  Contingencies

The Company and certain of its officers were named as defendants in two putative securities class action lawsuits filed on July 15, 2014 and July 16, 2014 in the United States District Court for the Southern District of New York. On March 23, 2016, the Court issued an Opinion and Order dismissing the Consolidated Class Action Complaint without prejudice. On May 6, 2016, the lead plaintiffs moved the Court for leave to amend the Consolidated Class Action Complaint.  On June 24, 2016, the Company filed its opposition to the lead plaintiffs' motion.  On August 8, 2016, in conjunction with filing the reply brief in support of their motion, the lead plaintiffs moved to strike certain documents referred to in the Company's opposition.  The Company filed its opposition to the lead plaintiffs' motion to strike on September 16, 2016.  On March 8, 2017, the Court entered an Order in the Company's favor denying the lead plaintiffs' motion for leave to amend and denying the lead plaintiffs' motion to strike.  The time for the lead plaintiffs to appeal the dismissal of their lawsuits has expired.  In accordance with ASC Topic 450, no loss contingency was accrued as of December 31, 2017 since the lawsuit has been dismissed.

Note 23 – Revenues

Revenues consist of the following:

	Years Ended December 31,
	2017	2016	2015
	US$	US$	US$

Modified Polyamide 66 (PA66)	286,526,792	260,107,405	219,082,301
Modified Polyamide 6 (PA6)	224,086,830	280,070,036	203,485,029
Plastic Alloy	363,319,049	401,664,431	350,620,202
Modified Polypropylene (PP)	231,255,726	178,729,819	164,828,880
Modified Acrylonitrile butadiene styrene (ABS)	43,333,667	42,121,680	40,510,344
Polyoxymethylenes (POM)	12,008,089	13,370,532	3,481,072
Polyphenylene Oxide (PPO)	17,468,208	15,315,570	12,984,368
Polylactide (PLA)	88,644,132	2,591,856	5,661
Polyethylene (PE)	22,756,186	-	-
Raw materials	1,049,069	2,409,070	3,373,854
Others	-	5,298,499	821,183
Total Revenue	1,290,447,748	1,201,678,898	999,192,894

Note 24 – Selected Quarterly Financial Information (Unaudited)

The following tables show a summary of the Company's quarterly financial information for each of the four quarters of 2017 and 2016 (in millions, except gross margin and per share amounts):
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2017:
Revenues	$427.6	$311.4	$313.6	$237.8
Gross profit	$91.5	$47.3	$63.1	$34.8
Net income	$(20.5)	$14.1	$28.1	$9.9

Earnings per share
Basic	$(0.31)	$0.21	$0.43	$0.15
Diluted	$(0.31)	$0.21	$0.43	$0.15

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2016:
Revenues	$377.8	$331.8	$277.1	$215.0
Gross profit	$82.3	$69.6	$60.3	$34.8
Net income	$36.7	$20.2	$33.3	$11.4

Earnings per share
Basic and diluted	$0.56	$0.31	$0.51	$0.17

Note 25 – Geographic Information

The following summarizes the Company's revenues from the following geographic areas (based on the location of the operating units):

	Years Ended December 31,
	2017	2016	2015
	US$	US$	US$

Revenues (in US$ millions)
PRC	1,207.9	1,091.5	927.6
Dubai, UAE	82.5	110.2	71.6
Total	1,290.4	1,201.7	999.2

The following summarizes the Company's Long-lived assets (including Property, plant and equipment, net, Land use rights, net, Long-term prepayments to equipment  and construction suppliers and Other non-current assets) from the following geographic areas (based on the location of the operating units):

	Years Ended December 31,
	2017	2016	2015
	US$	US$	US$

Long-lived assets (in US$ millions)
PRC	694.9	483.7	544.6
Dubai, UAE	376.2	369.9	253.8
Total	1,071.1	853.6	798.4

Note 26 – Subsequent Events

On February 2, 2018, the Company's Board of Directors approved the grant of 560,000 non-vested shares to 2 consultants at no cost, which will vest on February 2, 2018.