Form 10-Q
period 2018-03-31
China XD Plastics Co Ltd
filed 2018-05-10
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 4, 2018, the registrant had 49,727,731 shares of common stock, par value US$0.0001 per share, outstanding.

TABLE OF CONTENTS
PAGE
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets	3

Unaudited Condensed Consolidated Statements of Comprehensive Income	4

Unaudited Condensed Consolidated Statements of Cash Flows	2

Notes to the Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION	32

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Mine Safety Disclosures	32

Item 5. Exhibits	32

Signatures	33

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	50,814,789	190,392,211
Restricted cash	170,455,598	129,699,454
Time deposits	343,505,988	288,023,017
Accounts receivable, net of allowance for doubtful accounts	190,293,398	298,868,984
Inventories	556,919,906	421,736,682
Prepaid expenses and other current assets	111,816,277	144,326,151
Total current assets	1,423,805,956	1,473,046,499
Property, plant and equipment, net	844,425,358	835,561,739
Land use rights, net	33,025,874	31,943,652
Long-term prepayments to equipment and construction suppliers	224,826,888	190,627,514
Other non-current assets	13,148,575	12,924,279
Total assets	2,539,232,651	2,544,103,683

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term loans, including current portion of long-term bank loans	674,006,093	775,396,929
Bills payable	431,472,146	252,768,510
Accounts payable	47,678,749	227,993,140
Income taxes payable	15,879,046	17,710,217
Accrued expenses and other current liabilities	144,619,028	138,605,509
Total current liabilities	1,313,655,062	1,412,474,305
Long-term bank loans, excluding current portion	145,577,201	114,208,319
Deferred income	108,962,772	99,168,276
Other non-current liabilities	111,839,048	107,898,318
Total liabilities	1,680,034,083	1,733,749,218

Redeemable Series D convertible preferred stock (redemption amount of US$252,601,000 and US$244,044,200 as of March 31, 2018 and December 31, 2017, respectively)	97,576,465	97,576,465
Stockholders' equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 49,748,731 shares and 49,748,731 shares issued, 49,727,731 shares and 49,727,731 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	4,975	4,975
Treasury stock, 21,000 shares at cost	(92,694)	(92,694)
Additional paid-in capital	83,242,685	83,159,893
Retained earnings	667,890,370	648,790,469
Accumulated other comprehensive income (loss)	10,576,667	(19,084,743)
Total stockholders' equity	761,622,103	712,778,000
Commitments and contingencies	-	-
Total liabilities, redeemable convertible preferred stock and stockholders' equity	2,539,232,651	2,544,103,683

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Period Ended March 31,
	2018	2017
	US$	US$

Revenues	310,453,033	237,840,197
Cost of revenues	(256,585,577)	(203,068,027)
Gross profit	53,867,456	34,772,170

Selling expenses	(1,051,009)	(518,813)
General and administrative expenses	(8,875,009)	(7,053,671)
Research and development expenses	(5,049,898)	(5,851,100)
Total operating expenses	(14,975,916)	(13,423,584)

Operating income	38,891,540	21,348,586

Interest income	2,312,623	1,163,259
Interest expense	(12,894,205)	(10,021,976)
Foreign currency exchange losses	(3,955,808)	(476,085)
Losses on foreign currency option contracts	(520,981)	-
Government grant	1,477,559	1,439,531
Total non-operating expense, net	(13,580,812)	(7,895,271)

Income before income taxes	25,310,728	13,453,315

Income tax expense	(6,210,827)	(3,552,326)

Net income	19,099,901	9,900,989

Earnings per common share:
Basic and diluted	0.29	0.15

Net Income	19,099,901	9,900,989

Other comprehensive income
Foreign currency translation adjustment, net of nil income taxes	29,661,410	3,918,303

Comprehensive income	48,761,311	13,819,292

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Period Ended March 31,
	2018	2017
	US$	US$
Cash flows from operating activities:
Net cash provided by (used in) operating activities	28,429,789	(47,564,499)

Cash flows from investing activities:
Purchase of time deposits	(163,426,937)	(59,853,272)
Proceeds from maturity of time deposits	119,741,660	168,083,097
Purchase of and deposits for property, plant and equipment	(64,469,960)	(328,428,788)
Refund of deposit from an equipment supplier	60,054,417	75,052,508
Purchase of land use rights	-	(3,036,333)
Government grant related to the industrial project for 300,000 metric tons biological composite materials	6,953,816	-
Net cash used in investing activities	(41,147,004)	(148,182,788)

Cash flows from financing activities:
Proceeds from bank borrowings	251,134,403	316,586,547
Repayment of bank borrowings	(347,339,779)	(188,024,421)
Net cash (used in) provided by financing activities	(96,205,376)	128,562,126

Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	10,101,313	1,608,314
Net decrease in cash, cash equivalents, and restricted cash	(98,821,278)	(65,576,847)

Cash, cash equivalents, and restricted cash at beginning of period	320,091,665	271,575,847
Cash, cash equivalents, and restricted cash at end of period	221,270,387	205,999,000

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	11,062,464	8,482,216
Income taxes paid	7,064,571	5,057,042
Non-cash investing and financing activities:
Accrual for purchase of property, plant and equipment	196,911	4,147,349

The following table shows a reconciliation of cash, cash equivalents and restricted cash on the condensed consolidated balance sheets to that presented in the above condensed consolidated statements of cash flows.

	Three-Month Period Ended March 31,
	2018	2017
	US$	US$
Cash and cash equivalents	50,814,789	57,695,720
Restricted cash	170,455,598	148,303,280
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	221,270,387	205,999,000

See accompanying notes to unaudited condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation, accounting pronouncement adopted in 2018 and significant concentrations and risks

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the United States Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements of China XD Plastics Company Limited ("China XD") and subsidiaries (collectively, the "Company"). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of comprehensive income, changes in equity and cash flows for the year then ended, included in the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2018.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2018, the results of operations and cash flows for the three-month periods ended March 31, 2018 and 2017, have been made.

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

(b) Accounting Pronouncement Adopted in 2018

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes virtually all existing revenue recognition guidance. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We adopted ASU 2014-09 in the first quarter 2018, using the modified retrospective transition approach, which did not have any impact on how we recognize revenue or to our financial statements or disclosures. See below for additional information related to our recognition of revenue generated from customer contracts.

Revenue recognition

Effective January 1, 2018, we adopted the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires us to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires us to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy a performance obligation. The adoption of this new guidance did not result in any changes to our revenue recognition.

ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash requires that the Statement of Cash Flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company retrospectively adopted this guidance as of January 1, 2018, to each period presented.

(c) Significant concentrations and risks

Sales concentration

The Company sells its products primarily through approved distributors in the People's Republic of China (the "PRC"). The Company's sales are highly concentrated.  Sales to distributors individually exceeded 10% of the Company's revenues for the three-month periods ended March 31, 2018 and 2017, are as follows:

	For the Three-Month Period Ended March 31,
	2018		2017
	US$	%	US$	%
Distributor A, located in PRC	47,731,909	15.4%	42,217,833	17.8%
Distributor B, located in PRC	35,567,286	11.5%	28,510,327	12.0%
Distributor C, located in PRC	32,353,013	10.4%	22,231,697	9.3%
Total	115,652,208	37.3%	92,959,857	39.1%

The Company expects revenues from these distributors to continue to represent a substantial portion of its revenue in the future. Any factor adversely affecting the automobile industry in the PRC or the business operations of these customers will have a material effect on the Company's business, financial position and results of operations.

Purchase concentration of raw materials and equipment

The principal raw materials used for the Company's production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon. The Company purchases substantially all of its raw materials through a limited number of distributors.  Raw material purchases from these distributors, which individually exceeded 10% of the Company's total raw material purchases, accounted for approximately 30.3% (three distributors) and 40.4% (three distributors) , of the Company's total raw material purchases for the three-month periods ended March 31, 2018 and 2017, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company's business, financial position and results of operations.

Cash concentration

Cash and cash equivalents, short-term restricted cash and time deposits mentioned below maintained at banks consist of the following:

	March 31, 2018	December 31, 2017
	US$	US$
Renminbi (“RMB”) denominated bank deposits with:
Financial Institutions in the PRC	562,393,433	605,125,974
Financial Institutions in Hong Kong Special Administrative Region ("Hong Kong SAR")	8,104	8,280
Financial Institutions in Dubai, United Arab Emirates ("UAE")	62	-
United States (“U.S.”) dollar denominated bank deposits with:
Financial Institution in the U.S.	263,211	121,756
Financial Institutions in the PRC	17,746	17,772
Financial Institution in Hong Kong SAR	1,772,414	1,895,508
Financial Institution in Macau Special Administrative Region ("Macau SAR")	55,176	55,206
Financial Institution in Dubai, UAE	120,281	879,012

Euro denominated bank deposit with:
Financial Institution in Dubai, UAE	66	-
Hong Kong dollar denominated bank deposits with:
Financial institution in Hong Kong SAR	165	131
Dirham denominated bank deposits with:
Financial institution in Dubai, UAE	145,717	11,043

The bank deposits with financial institutions in the PRC are insured by the government authority for up to RMB500,000. The bank deposits with financial institutions in the Hong Kong SAR are insured by the government authority for up to HK$500,000. The bank deposits with financial institutions in the Macau SAR are insured by the government authority for up to MOP$500,000. The bank deposits with financial institutions in the Dubai, UAE are not insured by the government authority. Total bank deposits amounted to $1,575,495 and $1,505,747 are insured as of March 31, 2018 and December 31, 2017, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts. To limit exposure to credit risk, the Company primarily places bank deposits with large financial institutions in the PRC, Hong Kong SAR, Macau SAR and Dubai, UAE with acceptable credit rating.

Time deposits represent certificates of deposit with initial terms of six or twelve months when purchased.  As of March 31, 2018 and December 31, 2017, the Company's time deposits bear a weighted average interest rate of 1.7% and 1.3% per annum, respectively.
Cash deposits in bank that are restricted as to withdrawal or usage for up to 12 months are reported as restricted cash in the consolidated balance sheets and included from cash and cash equivalents in the consolidated statements of cash flows.
Short-term bank deposits that are pledged as collateral for bills payable relating to purchases of raw materials are reported as restricted cash and amounted to US$128,255,435 and US$65,766,735 as of March 31, 2018 and December 31, 2017, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company. The cash will be available for use by the Company 90 days from the issuance of the letter of credit. The cash flows from the pledged bank deposits, which relate to purchases of raw materials, are reported within cash flows from operating activities in the consolidated statements of cash flows.

Short-term bank deposits that are pledged as collateral for short-term and long-term bank borrowings are reported as restricted cash and amounted to US$40,600,499 and US$59,884,913 as of March 31, 2018 and December 31, 2017, respectively.  The cash flows from such bank deposits are reported within cash flows from financing activities in the consolidated statements of cash flows.
Short-term bank deposits that are related to government grant are reported as restricted cash and amounted to US$1,599,664 and US$1,537,935 as of March 31, 2018 and December 31, 2017, respectively. On February 11, 2017, the Company entered into a fund support agreement with the People's Government of Shunqing District, Nanchong City, Sichuan Province, pursuant to which the Company was granted RMB10 million (equivalent to US$1.5 million) to support the construction of the Sichuan plant. Such amount has been received in full in the Company's bank account with reimbursement be subject to the Government's pre-approval and will be released by the Government when the construction progress of the plant is 60%. Such balance is reported as restricted cash.
Short-term bank deposits that are pledged as collateral for foreign currency option contract are reported as restricted cash and amounted to nil and US$2,509,871 as of March 31, 2018 and December 31, 2017, respectively. The cash flows from such bank deposits are reported within operating activities in the consolidated statements of cash flows.
Note 2 – Accounts receivable
Accounts receivable consists of the following:

	March 31, 2018	December 31, 2017
	US$	US$

Accounts receivable	190,335,437	298,909,440
Allowance for doubtful accounts	(42,039)	(40,456)
Accounts receivable, net	190,293,398	298,868,984

As of March 31, 2018 and December 31, 2017, the accounts receivable balances also include notes receivable in the amount of US$242,454 and US$1,181,029, respectively. As of March 31, 2018 and December 31, 2017, US$103,810,311 and US$99,526,978, respectively, of accounts receivable are pledged for the short-term bank loans.

There was no accrual of additional provision or write-off of accounts receivable for the three-month periods ended March 31, 2018 and 2017.

The following table provides an analysis of the aging of accounts receivable as of March 31, 2018 and December 31, 2017:
	March 31, 2018	December 31, 2017
	US$	US$
Aging:
– current	146,655,611	259,870,056
– 1-3 months past due	37,470,498	8,299,000
– 4-6 months past due	6,167,289	30,699,928
– 7-12 months past due	-	-
– greater than one year past due	42,039	40,456
Total accounts receivable	190,335,437	298,909,440

Note 3 – Inventories

Inventories consist of the following:

	March 31, 2018	December 31, 2017
	US$	US$

Raw materials	503,090,108	405,731,330
Work in progress	19,563	18,876
Finished goods	53,810,235	15,986,476
Total inventories	556,919,906	421,736,682

There were no write down of inventories for the three-month periods ended March 31, 2018 and 2017.

Note 4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2018	December 31, 2017
	US$	US$

Receivables from Hailezi (i)	-	68,430,244
Value added taxes receivables (ii)	8,386,333	6,840,774
Advances to suppliers (iii)	91,393,138	62,376,588
Interest receivable (iv)	2,385,127	2,235,902
Others (v)	9,651,679	4,442,643
Total prepaid expenses and other current assets	111,816,277	144,326,151

(i) In March 2017, Sichuan Xinda signed a series of contracts with Harbin Hailezi Science and Technology Co., Ltd. (“Hailezi”) to purchase production equipment, and prepaid RMB1,728.9 million (equivalent to US$264.6 million ) to Hailezi, which was recognized in investing activities in the statements of cash flows. In June 2017, the two parties agreed to partially terminate the contracts and Hailezi agreed to refund the prepayment amounting to RMB1,704.9 million (equivalent to US$260.9 million) by the end of March 2018. As of March 31, 2018, Hailezi has refunded the above-mentioned prepayment to Sichuan Xinda. For details, please refer to Note 6.
(ii) Value added taxes receivables mainly represent the input taxes on purchasing equipment by Sichuan Xinda, which are to be net off with output taxes.  Value added taxes receivables were recognized in operating activities in condensed consolidated statements of cash flows.
(iii) Advances to suppliers are the advances to purchase raw materials as of March 31, 2018.
(iv) Interest receivable mainly represents interest income accrued from time deposits and restricted cash.
(v) Others mainly include prepaid miscellaneous service fee, staff advance and prepaid rental fee.

Note 5 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	March 31, 2018	December 31, 2017
	US$	US$

Machinery, equipment and furniture	428,188,751	413,551,963
Motor vehicles	2,941,143	2,838,540
Workshops and buildings	151,033,029	146,595,501
Construction in progress	446,210,322	439,116,574
Total property, plant and equipment	1,028,373,245	1,002,102,578
Less accumulated depreciation	(183,947,887)	(166,540,839)
Property, plant and equipment, net	844,425,358	835,561,739

For the three-month periods ended March 31, 2018 and 2017, the Company capitalized US$643,788 and US$638,302 of interest costs as a component of the cost of construction in progress. Depreciation expense on property, plant and equipment was allocated to the following expense items:

	Three-Month Period Ended March 31,
	2018	2017
	US$	US$
Cost of revenues	9,568,618	8,827,150
General and administrative expenses	794,625	561,318
Research and development expenses	911,640	991,715
Selling expenses	1,430	776
Total depreciation expense	11,276,313	10,380,959

Note 6 - Prepayments to equipment and construction suppliers

	March 31, 2018	December 31, 2017
	US$	US$

Hailezi (i)	190,416,453	157,358,774
Shanghai Green River (ii)	17,221,094	16,572,489
Beijin Construction (iii)	10,415,386	10,001,333
Sichuan Construction (iv)	6,143,897	6,177,647
Others	630,058	517,271
Total Prepayments to equipment and construction suppliers	224,826,888	190,627,514

(i) On September 26, 2016 and February 28, 2017, HLJ Xinda Group entered into equipment purchase contracts with Hailezi for a total consideration of RMB782.2 million (equivalent to US$124.4 million) to purchase storage facility and other equipment, which will be used for upgrading the storage system of warehouse located in Harbin, China. Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB621.6 million (equivalent to US$98.8 million) as of December 31, 2017.  Due to a redesign of outdoor storage facility in June 2017, HLJ Xinda Group entered into a supplementary agreement with Hailezi, which decreased the original contract amount to RMB283.7 million (equivalent to US$45.1 million). Hailezi refunded RMB369.1 million (equivalent to US$58.7 million) to HLJ Xinda Group on June 22, 2017. The prepayment and refund were recognized in investing activities in the statements of cash flows.

On July 21, 2017, HLJ Xinda Group entered into three investment agreements with the Management Committee of Harbin Economic- Technological Development Zone with respect to the industrial project for 300,000 metric tons of biological composite materials, the industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics and the industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory (the "HLJ Project"). In order to fulfill the agreements, HLJ Xinda Group entered into an equipment purchase contract with Hailezi to purchase production equipment in November 2017, which will be used for 100,000 metric tons of engineering plastics located in Harbin, for a consideration of RMB939.7 million (equivalent to US$149.4 million). Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB920.9 million (equivalent to US$146.5 million) as of March 31, 2018.

On March 17, 2017, Sichuan Xinda entered into a definitive agreement with the People's Government of Shunqing District, Nanchong City of Sichuan Province for the production of 300,000 metric tons of bio-composite materials and additive manufacturing and 20,000 metric tons of functional masterbatch, a high-end color additive process in plastics manufacturing (the "Nanchong Project"). The Nanchong Project will be located in a land area of 250 mu (equivalent to 41.2 acres), with 215 mu designated for bio-composite materials and additive manufacturing production and 35 mu to be designated for functional masterbatch production. The projected total capital expenditures for the project is approximately RMB2.5 billion (equivalent to US$397.6 million) with anticipated completion by the end of December 2018.

In connection with the Nanchong Project, Sichuan Xinda entered into equipment purchase contracts with Hailezi to purchase production equipment and testing equipment. Pursuant to the contracts with Hailezi, Sichuan Xinda has prepaid RMB1,728.9 million (equivalent to  US$274.9 million) as of March 31, 2018. By the end of June 2017, in order to ensure the traceability of the product and management of supply chain, Sichuan Xinda expected to launch an integrated ERP system, which resulted in the equipment to be purchased under the original contracts with Hailezi not meeting the production requirements. Hailezi agreed to refund the prepayment in the amount of RMB1,704.9 million (equivalent to US$271.1 million) by the end of March 2018. As of December 31, 2017, Sichuan Xinda signed a supplementary agreement with Hailezi, pursuant to the agreement, Sichuan Xinda agreed to pay RMB12.4 million (equivalent to US$2  million) to Hailezi for the compensation of Hailezi due to the termination of the purchase contracts. As of March 31, 2018, Hailezi has refunded the above-mentioned prepayment.

(ii) In December 2017, HLJ Xinda Group entered into a building purchase contract with Shanghai Caohejing Kangqiao Science & Green River Construction & Development Co., Ltd. ("Green River") for a total consideration of RMB216.6 million (equivalent to US$34.4 million), with a total area of 13,972.64 square meters. The Company is planning to use this building as the offices of the newly set up research and development center in Shanghai, which was established on December 27, 2017.  As of March 31, 2018, the Company has prepaid RMB108.3 million (equivalent to US$17.2 million).
(iii) Since November 15, 2016, Sichuan Xinda entered into decoration contracts with Sichuan Beijin Construction Engineering Company Limited ("Beijin Construction") to perform indoor and outdoor decoration work for a consideration of RMB237.6 million (equivalent to US$37.8 million). Pursuant to the contract with Beijin Construction, Sichuan Xinda has prepaid RMB119.8 million (equivalent to US$19 million) as of March 31, 2018, in which RMB54.4 million (equivalent to US$8.6 million) was transferred to construction in progress. The prepayment was recognized in investing activities in the statements of cash flows.
(iv) On October 20, 2016, Sichuan Xinda entered into an equipment purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of RMB89.8 million (equivalent to US$14.3 million) to purchase certain production and testing equipment. The Company prepaid RMB33.9 million (equivalent to US$5.4 million) as of March 31, 2018. The equipment will be delivered when the construction of plants and buildings of the Nanchong project completed in June 2018.
Note 7 – Other non-current assets
On November 21, 2017, HLJ Xinda Group signed a purchase contract with Xinda High-Tech Co., Ltd. ("Xinda High-Tech") on 100% equity transfer of Xinda High-Tech for a total consideration of RMB105 million (US$16.7 million).  Pursuant to the contract, HLJ Xinda Group prepaid deposits of RMB78 million (equivalent to US$12.4 million) in November and December 2017, with the remaining RMB27 million (equivalent to US$4.3 million) to be paid within thirty days after the completion of the legal transfer. The Company is in the process of obtaining the government approval as of March 31, 2018.

Note 8 – Losses on foreign currency option contracts
On February 24, 2017, the Company entered into two foreign currency option contracts with Bank of China ("BOC"), Harbin Branch, pursuant to which the Company and BOC both have options to excise the foreign currency contracts depending on the future currency fluctuation, and the nominal values are US$5.0 million and US$10.0 million, respectively, with the defined exchange rates for settlement on March 15, 2018. The Company recognized losses on the above foreign currency option contracts amounting to US$0.5 million in the three-month period ended March 31, 2018.

Note 9 – Borrowings

The Company has credit facilities with several banks under which they draw short-term and long-term bank loans as described below.

(a)  Current

	March 31,	December 31,
	2018	2017
	US$	US$
Unsecured loans	325,058,444	363,319,152
Loans secured by accounts receivable	71,563,747	68,868,415
Loans secured by restricted cash	24,500,000	41,500,000
Loans secured by land use right	-	30,608,184
Current portion of long-term bank loans (note b)	252,883,902	271,101,178
Total short-term loans, including current portion of long-term bank loans	674,006,093	775,396,929

As of March 31, 2018 and December 31, 2017, the Company's short-term bank loans (including the current portion of long-term bank loans) bear a weighted average interest rate of 4.1% and 4.1% per annum, respectively. All short-term bank loans mature at various times within one year and contain no renewal terms.

As of December 31, 2017, the Company obtained nineteen loans in a total amount of RMB450.0 million (equivalent to US$71.6 million) secured by accounts receivables of RMB650.3 million (equivalent to US$103.4 million) at an annual interest rate of 4.350%. During the three-month period ended March 31, 2018, the Company repaid fourteen loans in total of RMB299.0 million (equivalent to US$47.6 million) and retrieved accounts receivables of RMB431.5 million (equivalent to US$68.6 million). The company obtained another seven loans in total amount of RMB299 million (equivalent to US$47.6 million) secured by accounts receivables of RMB434.0 million (equivalent to US$69.0 million) at an annual interest rate of 4.350%.

In February 2017, the Company obtained a one-year secured loan of US$17.0 million from Bank of China (Abu Dhabi Branch) at an annual interest rate of 2.3%. The loan was secured by restricted cash of RMB136.0 million (equivalent to US$21.6 million) in Bank of China in Harbin, China. The Company repaid the loan in February 2018.

In July 2017, the Company obtained a one-year secured loan of US$14.0 million from Bank of China (Paris Branch) at an annual interest rate of 2.5%. The loan was secured by restricted cash of RMB107.0 million (equivalent to US$17.0 million) in Bank of China in Harbin, China.

In October 2017, the Company obtained a one-year secured loan of US$5.0 million from Bank of China (Paris Branch) at an annual interest rate of 2.5%. The loan was secured by restricted cash of RMB37.5 million (equivalent to US$6.0 million) in Bank of China in Harbin, China.

In October 2017, the Company obtained a one-year secured loan of US$5.5 million from Bank of China (Paris Branch) at an annual interest rate of 2.5%. The loan was secured by restricted cash of RMB42.0 million (equivalent to US$6.7 million) in Bank of China in Harbin, China.

In November 2017, the Company obtained a three-month secured short-term loan of RMB200 million (equivalent to US$31.8 million) from Nanchong Shuntou Development Group Co., Ltd. at an annual interest rate of 4.35%. The loan was secured by one of the land use rights of RMB43.5 million (equivalent to US$6.9 million). The Company repaid the loan in January, 2018.

(b) Non-current

	March 31, 2018	December 31, 2017
	US$	US$
Secured loans	30,400,000	30,400,000
Unsecured loans	233,839,156	199,146,032
Syndicate loan facility	134,221,947	155,763,465
Less: current portion	(252,883,902)	(271,101,178)
Total long-term bank loans, excluding current portion	145,577,201	114,208,319

In October and November 2015, the Company obtained three long term unsecured loans of RMB260 million (equivalent to US$41.4 million) from Bank of China at an annual interest rate of 4.75%. In January 2016, the Company obtained a long term unsecured loan of RMB80 million (equivalent to US$12.7 million) from Bank of China at an annual interest rate of 4.75%. On December 9, 2016, the Company obtained a long term unsecured loan of RMB30 million (equivalent to US$4.8 million) from Bank of China at an annual interest rate of 4.75%. On March 23, 2017, the Company obtained a long term unsecured loan of RMB25.0 million (equivalent to US$4.0 million) from Bank of China at an annual interest rate of 4.75%. The Company repaid RMB10 million (equivalent to US$1.6 million) on April 28, 2017, RMB40 million (equivalent to US$6.4 million) on October 28, 2017 and RMB25 million (equivalent to US$4.0 million) on April 28, 2018. RMB100 million (equivalent to US$15.9 million), RMB25 million (equivalent to US$4.0 million), RMB100 million (equivalent to US$15.9 million), RMB20 million (equivalent to US$3.2 million), and RMB75 million (equivalent to US$11.9 million) will be repaid on October 28, 2018, April 28, 2019, October 28, 2019, April 28, 2020 and October 28, 2020, respectively.

On May 13, 2016, the Company obtained two two-year secured loans of US$14.3 million from China Construction Bank (Dubai) at an interest of three-month LIBOR (2.3118% as of March 31, 2018) plus 1.6%.  On May 17, 2016, the Company obtained two two-year secured loans of US$12.3 million from China Construction Bank (Dubai) at an interest of three-month LIBOR (2.3118% as of March 31, 2018) plus 1.6%. On May 22, 2016, the Company obtained a two-year secured loan of US$3.8 million from China Construction Bank (Dubai) at an interest of three-month LIBOR (2.3118% as of March 31, 2018) plus 1.6%. The interest rate is reset every three months. These loans are secured by restricted cash of RMB68.8 million (equivalent to US$10.9 million). All of these loans were repaid in April  2018.

On August 22, 2016, Xinda Holding (HK) Company Limited ("Xinda Holding (HK)") a wholly owned subsidiary of the Company, entered into a facility agreement for a loan facility in an aggregate amount of US$180 million with a consortium of banks and financial institutions led by Standard Chartered Bank (Hong Kong) Limited. The Company paid arrangement fees and legal fees in the amount of US$6.77 million of which the unamortized balance is US$0.78 million as of March 31, 2018 for the related loan. Debt issuance costs are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the loan and amortized to interest expense using the effective interest rate of 6.039% as of March 31, 2018. The Company repaid US$22.5 million and US$22.5 million on November 22, 2017 and February 22, 2018. US$45.0 million and US$90.0 million of the principal amount will be repaid on May 22, 2018 and August 22, 2018, respectively.

During 2017, the Company obtained four long-term unsecured loans of RMB430 million (equivalent to US$68.4 million) from Nanchong Shuntou Development Group Co., Ltd. at an annual interest rate of 4.35%. The repayment terms were extended and the loans will be due on December 31, 2018.

On December 1, 2017, the Company obtained a seven-year unsecured loan of RMB526.3 million (equivalent to US$83.7 million) from Longjiang Bank, Harbin Branch at an annual interest rate of 4.9%. The Company borrowed another long-term loan in amount of RMB169.1 million (equivalent to US$26.8 million) in January 2018 at an annual interest rate of 4.9%.  RMB15 million (equivalent to US$2.4 million), RMB20 million (equivalent to US$3.1 million), RMB35 million (equivalent to US$5.6 million), RMB35 million (equivalent to US$5.6 million), RMB70 million (equivalent to US$11.1 million), RMB70 million (equivalent to US$11.1 million) and RMB450.4 million (equivalent to US$71.6 million) will be repaid on June 30, 2019, December 30, 2019, June 30, 2020, December 30, 2020, June 30, 2021, December 30, 2021, and after 2021, respectively.
As of March 31, 2018, the Company had total lines of credit of RMB7,719.2 million (US$1,227.6 million) including unused lines of credit of RMB2,506.0 million (US$398.6 million) with remaining terms less than 12 months and RMB59.6 million (US$9.4 million) with remaining terms beyond 12 months.
Certain lines of credit contain financial covenants such as total stockholders' equity, debt asset ratio, contingent liability ratio and net profit. As of March 31, 2018, the Company has met these financial covenants.

Maturities on long-term bank loans (including current portion) are as follows:

March 31, 2018
US$
2018	252,883,902
2019	25,444,888
2020	26,240,040
2021	22,264,277
After 2021	71,627,996
Total	398,461,103

 Note 10 – Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2018	December 31, 2017
	US$	US$
Payables for purchase of property, plant and equipment	60,841,082	98,791,115
Accrued freight expenses	10,756,751	10,491,635
Accrued interest expenses	4,544,759	3,997,036
Advance from customers (i)	51,623,174	8,843,649
Non income tax payables	4,339,403	4,002,092
Others (ii)	12,513,859	12,479,982
Total accrued expenses and other current liabilities	144,619,028	138,605,509

(i) Advance from customers mainly represents the advance received from three customers in the PRC for the raw material purchases as of March 31, 2018.
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

The effective income tax rates for the three-month periods ended March 31, 2018 and 2017 were 24.5% and 26.4%, respectively.  The effective income tax rate reduced from 26.4% for the three-month period ended March 31, 2017 to 24.5% for the three-month period ended March 31, 2018, primarily due to the decrease of continuous operating loss occurred in oversea subsidiaries such as Xinda Holding (HK) and Dubai Xinda, and partially offset by the decrease of Sichuan Xinda’s profit before tax (“PBT”) ratio. The effective income tax rate for the three-month period ended March 31, 2018 differs from the PRC statutory income tax rate of 25% primarily due to Sichuan Xinda's preferential income tax rate and R&D 50% additional deduction of the major PRC operating entities.

As of March 31, 2018, the unrecognized tax benefits were US$36,918,222 and the interest relating to unrecognized tax benefits was US$11,970,649, of which the unrecognized tax benefits in 2012 amounting to US$3,049,716 and related accrued interest amounting to US$ 2,665,451 was classified as current liabilities as the five-year tax assessment period will expire on May 31, 2018.  No penalties expense related to unrecognized tax benefits were recorded. The Company is currently unable to provide an estimate of a range of the total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.

Note 12 – Deferred Income
On January 26, 2015, the Company entered into a memorandum and a fund support agreement (the "Agreement") with the People's Government of Shunqing District, Nanchong City, Sichuan Province ("Shunqing Government") pursuant to which Shunqing Government, through its investment vehicle, extended to the Company RMB350 million (equivalent to US$55.7 million) to support the construction of the Sichuan plant, which has been received in full in the form of government repayment of bank loans on behalf of the Company.
In addition, the Company has received RMB309.5 million (equivalent to US$49.2 million) from Shunqing Government and RMB6.4 million (equivalent to US$1.0 million) from Ministry of Finance of the People's Republic of China to support the construction and RMB2.2 million (equivalent to US$0.3 million) special funds of ministerial key research projects from Ministry of Science and Technology of PRC as of March 31, 2018.
The Company has also received RMB45.0 million (equivalent to US$7.2 million) from Harbin Bureau of Finance for Biomedical composites project as of March 31, 2018.
Since the funding is related to the construction of long-term assets, the amounts were recognized as government grant, which is included in deferred income on the condensed consolidated balance sheets, and to be recognized as other income in the condensed consolidated statements of comprehensive income over the periods and in the proportions in which depreciation expense on the long-term assets is recognized.
The Sichuan factory has been operational since July 2016. A cumulative RMB46.5 million (equivalent to US$7.4 million) government grants have been amortized as other income proportionate to the depreciation of the related assets, of which RMB7.1 million (equivalent to US$1.1 million) was amortized in the three-month period ended March 31, 2018.

The Company also received RMB36.0 million (equivalent to US$5.7 million) from Shunqing Government with respect to interest subsidy for bank loans. A cumulative RMB16.4 million (equivalent to US$2.6 million) government grants have been amortized as other income in line with the amount of related loan interest paid of which no amortization in the three-month period ended March 31, 2018.
 Note 13 – Other non-current liabilities

	March 31, 2018	December 31, 2017
	US$	US$

Income tax payable-noncurrent (i)	102,784,427	98,630,817
Deferred income tax liabilities	9,054,621	9,267,501
Total other non-current liabilities	111,839,048	107,898,318

(i) Income tax payable-noncurrent represents the repatriation tax, the accumulative balance of unrecognized tax benefits since 2013 and related accrued interest. According to the Tax Cuts and Jobs Act enacted on December 22, 2017, the management estimated the amount of U.S. tax corporate income tax is US$70,965,148 based on the deemed repatriation to the United States of accumulated earnings mandated by the U.S. tax reform, US$11,354,425 of which will be paid in 2018 and was classified as current liabilities.

Note 14 – Stockholders' equity

The changes of each caption of stockholders' equity for the three-month period ended March 31, 2018 are as follows:

	Series B Preferred Stock		Common Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Stockholders' Equity
		US$		US$
Balance as of January 1, 2018	1,000,000	100	49,727,731	4,975	(92,694)	83,159,893	648,790,469	(19,084,743)	712,778,000
Net income	-	-	-	-	-	-	19,099,901	-	19,099,901
Other comprehensive income	-	-	-	-	-	-	-	29,661,410	29,661,410
Stock based compensation	-	-	-	-	-	82,792	-	-	82,792
Balance as of March 31, 2018	1,000,000	100	49,727,731	4,975	(92,694)	83,242,685	667,890,370	10,576,667	761,622,103

Note 15 – Stock based compensation

Nonvested shares

A summary of the nonvested shares activity for the three-month ended March 31, 2018 is as follows:

	Number of Nonvested Shares	Weighted Average Grant date Fair Value
		US$
Outstanding as of December 31, 2017	161,110	7.49
Vested	-	-
Forfeited	-	-
Outstanding as of March 31, 2018	161,110	7.49

The Company recognized US$82,792 and US$116,264 of compensation expense in general and administrative expenses relating to nonvested shares for the three-month periods ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was US$121,426 of total unrecognized compensation cost relating to nonvested shares, which is to be recognized over a weighted average period of 0.35 years.

Note 16 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-Month Period Ended March 31,
	2018	2017
	US$	US$

Numerator:
Net income	19,099,901	9,900,989

Less:
Earnings allocated to participating Series D convertible preferred stock	(4,638,091)	(2,404,280)
Earnings allocated to participating nonvested shares	(46,703)	(56,733)
Net income for basic and dilutive earnings per share	14,415,107	7,439,976

Denominator:
Denominator for basic and diluted earnings per share	49,727,731	49,511,541

Earnings per share:
Basic and diluted	0.29	0.15

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month periods ended March 31, 2018 and 2017 because their effects are anti-dilutive:

	Three-Month Period Ended March 31,
	2018	2017

Shares issuable upon conversion of Series D convertible preferred stock	16,000,000	16,000,000

Note 17 - Commitments and contingencies

(1)    Lease commitments

Future minimum lease payments under non-cancellable operating leases agreements as of March 31, 2018 were as follows.

US$
Period from April 1, 2018 to December 31, 2018	1,157,345
Years ending December 31,
2019	896,292
2020	781,744
2021	699,924
2022	630,088
2023 and thereafter	7,348,658

Rental expenses incurred for operating leases of plant and equipment and office spaces were US$581,354 and US$660,351 for the three-month periods ended March 31, 2018 and 2017, respectively. There are no step rent provisions, escalation clauses, capital improvement funding requirements, other lease concessions or contingent rent in the lease agreements. The Company has no legal or contractual asset retirement obligations at the end of leases. The Company's leases do not contain any contingent rent payments terms.

(2)   Sichuan plant construction and equipment purchase
On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion (equivalent to US$0.3 billion) in property, plant and equipment and approximately RMB0.6 billion (equivalent to US$0.1 billion) in working capital, for the construction of Sichuan plant.  As of March 31, 2018, the Company has a remaining commitment of RMB54.8 million (equivalent to US$8.6 million) mainly for facility construction.
In September 2016, Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB17.0 million (equivalent to US$2.7 million) to purchase storage facility and testing equipment. Afterward, Sichuan Xinda cancelled two contracts with Hailezi for a consideration of RMB1.6 million (equivalent to US$0.3 million). As of March 31, 2018, Sichuan Xinda prepaid RMB6.0 million (equivalent to US$1.0 million) and has a remaining commitment of RMB9.4 million (equivalent to US$1.4 million).
On October 20, 2016, Sichuan Xinda entered into an equipment purchase agreement purchase contract with Peaceful for a total consideration of RMB89.8 million (equivalent to US$14.3 million) to purchase certain production and testing equipment. As of March 31, 2018, the Company has a commitment of RMB55.9 million (equivalent to US$8.9 million).
On November 15, 2016, Sichuan Xinda entered into decoration contract with Beijin Construction  to perform indoor and outdoor decoration work for a consideration of RMB237.6 million (equivalent to US$37.8 million).  On February 20, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform outdoor decoration work for a consideration of RMB2.9 million (equivalent to US$0.5 million). On June 10, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform ground decoration work for a consideration of RMB23.8 million (equivalent to US$3.8 million). As of March 31, 2018, Sichuan Xinda prepaid RMB119.8 million (equivalent to US$19.0 million) of which RMB54.4 million (equivalent to US$8.6 million) was transferred to construction in progress and has a remaining commitment of RMB144.5 million (equivalent to US$23.1 million).
In connection with the Nanchong Project mentioned in Note 6 (i), Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB2,242.8 million (equivalent to US$356.7 million) to purchase production equipment and testing equipment in March 2017.  By the end of June 2017, Sichuan Xinda expected to launch an integrated ERP system, which resulted in the equipment to be purchased under the original contracts with Hailezi not meeting the production requirements. Thus the original contracts have been terminated with the amount of RMB2,222.9 million (equivalent to US$353.5 million), and Hailezi agreed to refund the prepayment in the amount of RMB1,704.9 million (equivalent to US$271.1 million) by the end of March 2018, out of the total prepayment made by Sichuan Xinda of RMB1,722.9 million (equivalent to US$273.9 million). As of March 31, 2018, Hailezi has refunded the prepayment in the amount of RMB1,704.9 million (equivalent to US$271.1 million). As of March 31, 2018, Sichuan Xinda prepaid RMB18.0 million (equivalent to US$2.9 million) and has a remaining commitment of RMB2.0 million (equivalent to US$0.4 million).

(3)    Heilongjiang plant construction and equipment purchase
In connection with the equipment purchase contracts with Hailezi signed On September 26, 2016 and February 28, 2017 mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB31.1 million (equivalent to US$5.0 million) as of March 31, 2018.
In connection with the "HLJ Project" mentioned in Note 6 (i), pursuant to the three investment agreements, the project total capital expenditure will be RMB4,015.0 million (equivalent to be US$638.5 million), among which the investment in fixed assets shall be no less than RMB3,295.0 million (equivalent to US$524.0 million) in total. Pursuant to the contracts with Hailezi signed in November 2017 mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB18.8 million (equivalent to US$2.9 million) as of March 31, 2018.
(4)    Dubai plant construction and equipment
On April 28, 2015, Dubai Xinda entered into a warehouse construction contract with Falcon Red Eye Contracting Co. L.L.C. for a total consideration of AED6.7 million (equivalent to US$1.8 million). As of March 31, 2018, the Company has a remaining commitment of AED3.3 million (equivalent to US$0.6 million).
(5)    Xinda CI (Beijing) office building decoration
On March 30, 2017, Xinda CI (Beijing) Investment Holding Co., Ltd. ("Xinda Beijing Investment") entered into a decoration contract with Beijing Fangyuan Decoration Engineering Co., Ltd. for a total consideration of RMB5.8 million (equivalent to US$0.9 million) to decorate office building. As of March 31, 2018, the decoration work in the amount of RMB2.0 million (equivalent to US$0.3 million) was recorded in construction in progress. As of March 31, 2018, the Company has a remaining commitment of RMB3.8 million (equivalent to US$0.6 million).
On June 9, 2017, Xinda CI (Beijing) entered into a decoration contract with Beijing Zhonghongwufang Stone Co., Ltd for a total consideration of RMB1.2 million (equivalent to US$0.2 million) to decorate office building. As of March 31, 2018, the decoration work in the amount of RMB0.6 million (equivalent to US$0.1 million) was recorded in construction in progress. As of March 31, 2018, the Company has a remaining commitment of RMB0.6 million (equivalent to US$0.1 million).
(6)    Xinda Shanghai Research & Development office building
In connection with the building purchase contract mentioned in Note 6 (ii), HLJ Xinda Group has a remaining commitment of RMB108.3 million (equivalent to US$17.2 million) as of March 31, 2018.

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

Overview
China XD is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China, and to a lesser extent, in Dubai, UAE. Through our wholly-owned operating subsidiaries in China and UAE, we develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 454 certifications from manufacturers in the automobile industry as of March 31, 2018. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province.  Our Research and Development (the "R&D") team consists of 522 professionals and 11 consultants, including one consultant who is a member of Chinese Academy of Engineering. As a result of the integration of our academic and technological expertise, we have a portfolio of 443 patents, 32 of which we have obtained the patent rights and the remaining 411 of which we have applications pending in China as of March 31, 2018.
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
The Company's products are primarily used in the production of exterior and interior trim and functional components of 30 automobile brands and 92 automobile models manufactured in China, including Audi, Mercedes Benz, BMW, Toyota, Buick, Chevrolet, Mazda, Volvo, Ford, Citroen, Jinbei, VW Passat, Golf, Jetta, etc.  Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing plants in Harbin, Heilongjiang in the PRC. As of March 31, 2018, in Harbin, Heilongjiang Province, we had approximately 390,000 metric tons of production capacity across 84 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwanese conveyer systems. In December 2013, we broke ground on the construction of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total domestic installed production capacity to 690,000 metric tons with additional 70 new production lines at the completion of the construction of our fourth production plant. Sichuan Xinda has supplied to its customers since 2013, mainly backed by production capacity in our Harbin production plant. We installed 50 production lines in the second half of 2016 in our Sichuan plant with production capacity of 216,000 metric tons during the year of 2017.  As of March 31, 2018, there is still construction ongoing on the site of our Sichuan plant which is to be expected to be completed by the end of the second quarter of 2018. In order to meet the increasing demand from our customer in the ROK and to develop potential overseas markets, Dubai Xinda obtained one leased property and two purchased properties, approximately 52,530 square meters in total, including one leased 10,000 square meters, and two purchased 20,206 and 22,324 square meters on January 25, 2015, June 28, 2016 and September 21, 2016, respectively, from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE, with constructed building comprising warehouses, offices and service blocks. In addition to the earlier 10 trial production lines in Dubai Xinda, the Company is planning to complete installing 45 production lines with 12,000 metric tons of annual production capacity by the end of May 2018, and an additional 50 production lines with 13,000 metric tons of annual production capacity by end of 2018, bringing total installed production capacity in Dubai Xinda to 25,000 metric tons, targeting high-end products for the overseas market.

In July 2017, the HLJ Xinda Group launched new industrial development project with the Management Committee of Harbin Economic-Technological Development Zone. It includes an industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics, which we expect will be completed by the end of June 2018. Also included is an industrial project for 300,000 metric tons of biological composite materials, an industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory, all of which we expect to be completed by the end of July 2019.

Highlights for the three months ended March 31, 2018 include:

● Revenues were $310.5 million, an increase of 30.6% from $237.8 million in the first quarter of 2017
● Gross profit was $53.9 million increased significantly from $34.8 million in the first quarter of 2017
● Gross profit margin increased to 17.4% from 14.6% in the first quarter of 2017
● Net income was $19.1 million, compared to $9.9 million in the first quarter of 2017
● Total volume shipped was 106,236 metric tons, up 24.4% from 85,416 metric tons in the first quarter of 2017

Results of Operations

The following table sets forth, for the periods indicated, statements of income data in thousands of USD:

	Three-Month Period Ended March 31,
(in thousands, except percentages)	2018		2017
	Amount	%	Amount	%
Revenues	$310,453	100%	$237,840	100%
Cost of revenues	$256,586	83%	$203,068	85%
Gross profit	$53,867	17%	$34,772	15%
Total operating expenses	$14,976	5%	$13,424	6%
Operating income	$38,891	12%	$21,348	9%
Income before income taxes	$25,311	8%	$13,453	6%
Income tax expenses	$6,211	2%	$3,552	2%
Net income	$19,100	6%	$9,901	4%

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Revenues

Revenues were US$310.5 million in the first quarter ended March 31, 2018, an increase of US$72.7 million, or 30.6%, compared to US$237.8 million in the same period of last year, as a combined result of: i) an increase of 24.4% in sales volume; ii) a depreciation of USD against RMB by 8%; and iii) partially offset by a decrease of 3% in the average RMB selling price of our products, as compared with those of last year.

(i) Domestic market

For the three months ended March 31, 2018, revenue from domestic market increased by US$72.6 million as a combined result of: i) an increase of 24.4% in sales volume; ii) a depreciation of USD against RMB by 8%; and iii) partially offset by a decrease of 3% in the average RMB selling price of our products, as compared with those of last year.

According to the China Association of Automobile Manufacturers, automobile sales in China increased by 2.8% for the first quarter of 2018 as compared to the same period of 2017.

An improvement in macroeconomic conditions since 2017 has improved business conditions and ease pricing pressures.

Driven by accelerating growth of 7.6% in Northeast China, 184% in Central China, 124% in South China, 89% in Southwest China, 26% in North China, and 22% in East China, our domestic sales during the three month ended March 31, 2018 increased by 30.5% as compared to the same period of the prior year.

As for the RMB selling price, the Company also implemented a marketing strategy of offering lower-end products with lower RMB pricing to further penetrate the new regional markets in Central China and Southwest China.

(ii) Overseas market

For the three months ended March 31, 2018, revenues from overseas market was US$54,854 as compared to nil of that in 2017.

The Company has tried to develop new customers overseas besides the existing ROK customer.  The sales with this ROK customer was suspended due to account receivable balance overdue situation.  As of March 31, 2018, the ROK customer has an outstanding balance of US$48.3 million, among which balance of US$5.8 million was 3-6 month past due, US$32.4 million was overdue for less than 3 month.  The ROK customer expected to pay off the outstanding balance by June 2018.  As the account receivable balance was overdue, the Company suspended sales to the ROK customer in 2018.

The following table summarizes the breakdown of revenues by categories in millions of US$:

(in millions, except percentage)	Revenues For the Three-Month Period Ended March 31,
	2018		2017		Change in	Change in
	Amount	%	Amount	%	Amount	%
Modified Polyamide 66 (PA66)	81.8	26.3%	64.7	27.2%	17.1	26.4%

Plastic Alloy	78.6	25.3%	62.7	26.4%	15.9	25.4%

Modified Polyamide 6 (PA6)	64.0	20.6%	57.6	24.2%	6.4	11.1%

Modified Polypropylene (PP)	50.2	16.2%	38.0	16.0%	12.2	32.1%

Modified Acrylonitrile butadiene styrene (ABS)	8.6	2.8%	6.4	2.7%	2.2	34.4%

Polyoxymethylenes (POM)	2.1	0.7%	2.5	1.1%	(0.4)	(16.0)%

Polyphenylene Oxide (PPO)	4.3	1.4%	5.8	2.4%	(1.5)	(25.9)%

PLA	20.9	6.7%	0.1	0.0%	20.8	208.0%

Raw Materials	0	0.0%	0	0.0%	0.0	N/A %
Total Revenues	310.5	100%	237.8	100%	72.7	30.6%

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Three-Month Period Ended March 31,
	2018		2017		Change in	Change in
	MT	%	MT	%	MT	%
Modified Polyamide 66 (PA66)	19,591	18.4%	14,608	17.1%	4,983	34.1%

Plastic Alloy	26,787	25.2%	24,520	28.6%	2,267	9.2%

Modified Polyamide 6 (PA6)	20,896	19.7%	18,004	21.1%	2,892	16.1%

Modified Polypropylene (PP)	31,613	29.8%	23,428	27.4%	8,185	34.9%

Modified Acrylonitrile butadiene styrene (ABS)	3,923	3.7%	2,862	3.4%	1,061	37.1%

Polyoxymethylenes (POM)	610	0.6%	862	1.0%	(252)	(29.2)%

Polyphenylene Oxide (PPO)	690	0.6%	905	1.1%	(215)	(23.8)%

PLA	2,126	2.0%	11	0.0%	2,115	192.27%

Raw Materials	-	0.0%	216	0.3%	(216)	(100)%

Total Sales Volume	106,236	100%	85,416	100%	20,820	24.4%

The Company continued to shift production mix from traditional lower-end products to higher-end products such as PA66, PA6, Plastic Alloy, and PLA, primarily due to (i) greater growth potential of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) better quality from and consumer recognition of higher-end cars made by automotive manufacturers from Chinese and Germany joint ventures, and U.S. and Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Profit Margin

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2018	2017	Amount	%
Gross Profit	$53.9	$34.8	$19.1	54.9%
Gross Profit Margin	17.4%	14.6%		2.8%

Gross profit was US$53.9 million in the quarter ended March 31, 2018, compared to US$34.8 million in the same period of 2017, representing an increase of 54.9% or US$19.1 million. Our gross margin increased to 17.4% during the quarter ended March 31, 2018 from 14.6% during the same quarter of 2017 primarily due to  higher gross margin of higher-end products in domestic market for the first quarter ended March 31, 2018 as compared to that of the prior year.

 General and Administrative Expenses

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2018	2017	Amount	%
General and Administrative Expenses	$8.9	$7.1	$1.8	25.4%
as a percentage of revenues	2.9%	3.0%		(0.1)%

General and administrative (G&A) expenses were US$8.9 million in the quarter ended March 31, 2018 compared to US$7.1 million in the same period in 2017, representing an increase of 25.4%, or US$1.8 million. This increase is primarily due to the increase of US$0.9 million salary and welfare which was due to an increase in the number of management and general staff from supporting departments and the increase of US$0.9 million in professional fee.

Research and Development Expenses

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2018	2017	Amount	%
Research and Development Expenses	$5.0	$5.9	$(0.9)	(15.3)%
as a percentage of revenues	1.6%	2.5%		(0.9)%

R&D expenses were US$5.0 million during the quarter ended March 31, 2018 compared with US$5.9 million during the same period in 2017, a decrease of US$0.9 million, or 15.3%. The decrease was primarily due to the decrease of raw materials used by HLJ Xinda Group.
As of March 31, 2018, the number of ongoing research and development projects was 326. We expect to complete and commence to realize economic benefits from approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.

Operating Income

Total operating income was US$38.9 million in the first quarter ended March 31, 2018 compared to $21.3 million in the same period of 2017, representing an increase of 82.6% or US$17.6 million. This increase is primarily due to increased gross profit, lower research and development expenses, partially offset by a higher G&A expenses and selling expenses.

Interest Income (Expenses)

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2018	2017	Amount	%
Interest Income	$2.3	$1.2	$1.1	91.7%
Interest Expenses	(12.9)	(10.0)	(2.9)	29.0%
Net Interest Expenses	$(10.6)	$(8.8)	$(1.8)	20.5%
as a percentage of revenues	(3.3)%	(3.7)%		0.4%

Net interest expenses were US$10.6 million for the three-month period ended March 31, 2018, compared to $8.8 million in the same period of 2017, representing an increase of 20.5% or US$1.8 million, primarily due to (i) the increase of average short-term and long-term loan balance in amount of US$854.2 million for the three months ended March 31, 2018 compared to US$785.4 million for the same period in 2017, partially offset  by (ii) the decrease of interest expense resulting from the average loan interest rate decreased to 4.72% for the three months ended March 31, 2018 compared to 4.77% of the same period in 2017; (iii) the increase of average deposit balance in amount of US$626.8 million for the first quarter ended March 31, 2018 compared to US$485.3 million for the same period in prior year; (iv) the increase of interest income resulting from the average deposit interest rate increased to 1.5% for the first quarter ended March 31, 2018 compared to 1.2 % of the same period in 2017.

Income Taxes

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2018	2017	Amount	%
Income before Income Taxes	$25.3	$13.5	$11.8	87.4%
Income Tax Expense	(6.2)	(3.6)	(2.6)	72.2%
Effective income tax rate	24.5%	26.4%		(1.9)%

The effective income tax rates for the three-month periods ended March 31, 2018 and 2017 were 24.5% and 26.4%, respectively.  The effective income tax rate reduced from 26.4% for the three-month period ended March 31, 2017 to 24.5% for the three-month period ended March 31, 2018, primarily due to the decrease of continuous operating loss occurred in oversea subsidiaries such as Xinda Holding (HK) and Dubai Xinda, and partially offset by the decrease of Sichuan Xinda’s PBT ratio. The effective income tax rate for the three-month period ended March 31, 2018 differs from the PRC statutory income tax rate of 25% primarily due to Sichuan Xinda's preferential income tax rate and R&D 50% additional deduction of the major PRC operating entities.

Our PRC and Dubai subsidiaries have US$562.7 million of cash and cash equivalents, restricted cash and time deposits as of March 31, 2018, which are planned to be indefinitely reinvested in the PRC and Dubai. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries. In addition, due to our policy of indefinitely reinvesting our earnings in Dubai, UAE, we have not provided for deferred income tax liabilities related to Dubai Xinda in Dubai, UAE, on undistributed earnings.

Net Income

As a result of the above factors, we had a net income of US$19.1 million in the first quarter of 2018 compared to a net income of US$9.9 million in the same quarter of 2017.

Selected Balance Sheet Data as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017	Change
(in millions, except percentage)			Amount	%
Cash and cash equivalents	50.8	190.4	(139.6)	(73.3)%
Restricted cash	170.5	129.7	40.8	31.5%
Time deposits	343.5	288.0	55.5	19.3%
Accounts receivable, net of allowance for doubtful accounts	190.3	298.9	(108.6)	(36.3)%
Inventories	556.9	421.7	135.2	32.1%
Prepaid expenses and other current assets	111.8	144.3	(32.5)	(22.5)%
Property, plant and equipment, net	844.4	835.6	8.8	1.1%
Land use rights, net	33.0	31.9	1.1	3.4%
Prepayments to equipment and construction suppliers	224.8	190.6	34.2	17.9%
Other non-current assets	13.1	12.9	0.2	1.6%
Total assets	2,539.2	2,544.1	(4.9)	(0.2)%
Short-term bank loans, including current portion of long-term bank loans	674.0	775.4	(101.4)	(13.1)%
Bills payable	431.5	252.8	178.7	70.7%
Accounts payable	47.7	228.0	(180.3)	(79.1)%
Income taxes payable, including noncurrent portion	109.4	108.4	1.0	0.9%
Accrued expenses and other current liabilities	144.6	138.6	6.0	4.3%
Long-term bank loans, excluding current portion	145.6	114.2	31.4	27.5%
Deferred income	109.0	99.2	9.8	9.9%
Redeemable Series D convertible preferred stock	97.6	97.6	-	-
Stockholders' equity	761.6	712.8	48.8	6.8%

Our financial condition continued to improve as measured by an increase of 6.8% in stockholders' equity as of March 31, 2018 as compared to that of December 31, 2017. Cash and cash equivalents, restricted cash and time deposits decreased by 7.1% or US$43.3 million due to the operating cash outflows. Accounts receivable decreased by 36.3% or US$108.6 million due to the management efforts to collect outstanding balances due from the domestic customers. Inventories increased by 32.1% as a result of more purchases of the raw materials and the Company's strategy to stock up the finished goods for the upcoming order.  Prepaid expenses and other current assets decreased by 22.5% or US$32.5 million as Sichuan Xinda received the refund of prepayment from Hailezi in January 2018. Prepayments to equipment and construction suppliers increased by 17.9% or US$34.2 million because HLJ Xinda Group prepaid to Hailezi to purchase equipment for the industrial project of upgrading existing equipment for 100,000 metric tons of engineering plastics. The aggregate short-term and long-term bank loans decreased by 7.9% due to the repayments of the loans. We define the manageable debt level as the sum of aggregate short-term and long-term loans, and notes payable over total assets.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production lines. We have financed these requirements primarily from cash generated from operations, bank borrowings and the issuance of our convertible preferred stocks and debt financings. As of March 31, 2018 and December 31, 2017, we had US$50.8 million and US$190.4 million, respectively, in cash and cash equivalents, which were primarily deposited with banks in China (including Hong Kong and Macau SAR), UAE and U.S. As of March 31, 2018, we had US$674.0 million outstanding short-term bank loans (including the current portion of long-term bank loans), including US$325.1 million unsecured loan and US$71.5 million loans secured by accounts receivable, US$24.5 million loans secured by restricted cash, and US$252.9 long-term bank loans that due in one year. We also had US$145.6 million unsecured long-term loans (excluding the current portion). Short-term and long-term bank loans in total bear a weighted average interest rate of 4.3% per annum and do not contain any renewal terms. We have historically been able to make repayments when due.

A summary of lines of credit for the three-month period ended March 31, 2018 and the remaining line of credit as of March 31, 2018 is as below:

(in millions)	March 31, 2018
	Lines of Credit, Obtained			Remaining Available
Name of Financial Institution	Date of Approval	RMB	USD	USD
Bank of Communication	August 13, 2017	300.0	47.7	47.7
China Everbright Bank	July 19, 2017	100.0	15.9	15.9
China CITIC Bank	February 26 , 2017	100.0	15.9	15.9
Bank of China	July 28, 2017	1,389.0	220.9	143.2
China Construction Bank	December 27, 2017	341.2	54.3	-
Bank of Longjiang, Heilongjiang	September 12, 2017	500.0	79.5	-
Industrial & Commercial Bank of China (ICBC)	September 18, 2017	1,300.0	206.7	96.4
Agriculture Bank of China	March 15, 2018	200.0	31.8	-
Export-Import Bank of China	September 2, 2017	200.0	31.8	31.8
Postal Savings Bank of China	March 30, 2017	400.0	63.6	47.7
Kunlun Bank	August 23, 2017	20.0	3.2	-
Sichuan Tianfu Bank	February 12, 2018	50.0	8.0	-
Nanchong Shuntou Development Group Ltc.	January 30,2018	680.0	108.1	-
Standard Chartered Bank	August 22, 2016	844.0	134.2	-
Daqing State owned assets management company	December 1, 2017	200.0	31.8	-
Nanchong Rural Commercial Bank	January 30, 2018	120.0	19.1
Subtotal (credit term<=1 year)		6,744.2	1,072.5	398.6
Bank of China	July 28, 2016	275.0	43.8	8.7
Bank of Longjiang, Heilongjiang	November 28, 2017	700.0	111.3	0.7
Subtotal (credit term>1 year)		975.0	155.1	9.4
Total		7,719.2	1,227.6	408.0

We have historically been able to make repayments when due. As of March 31, 2018, we have contractual obligations to pay (i) lease commitments in the amount of US$11.5 million, including US$1.4 million due in one year; (ii) equipment acquisition and facility construction in the amount of US$68.8 million; and (iii) long-term bank loan in the amount of US$424.4 million (including principals and interests).

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

The following table sets forth a summary of our cash flows for the periods indicated.

	Three-Month Period Ended March 31,
(in millions US$)	2018	2017
Net cash provided by (used in) operating activities	28.4	(47.6)
Net cash used in investing activities	(41.1)	(148.2)
Net cash (used in) provided by financing activities	(96.2)	128.6
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	10.1	1.6
Net decrease in cash, cash equivalents, and restricted cash	(98.8)	(65.6)
Cash, cash equivalents, and restricted cash at the beginning of period	320.1	271.6
Cash, cash equivalents, and restricted cash at the end of period	221.3	206.0

Operating Activities

Net cash provided by operating activities was US$28.4 million for the three-month period ended March 31, 2018, as compared to US$47.6 million used in operating activities for the three-month period ended March 31, 2017, primarily due to (i) the decrease of approximately US$106.2 million in cash operating payments, including raw material purchases, rental and personnel costs, (ii) the increase of US$1.3 million in interest income received, (iii) the increase of US$0.3 million received from government grant, partially offset by (iv) the decrease of approximately US$25.7 million in cash collected from our customers for the three-month period ended March 31, 2018, (v) the increase of US$1.9 million in income tax payments for the three-month period ended March 31, 2018, (vi) the increase of US$1.6 million option contracts loss and (vii) the increase of US$2.6 million interest payments.

Investing Activities

Net cash used in the investing activities was US$41.1 million for the three-month period ended March 31, 2018 as compared to US$148.2 million for the same period of last year, mainly due to (i) the decrease of US$264.0 million purchase of property, plant and equipment, (ii) the decrease of US$3.0 million acquisition of land use right, and (iii) the increase of US$7.0 million government grant related to the industrial project for 300,000 metric tons biological composite materials, partially offset by (iv) the increase of US$103.6 million purchase of time deposits, (v) the decrease of US$48.3 million proceeds from maturity of time deposits and (vi) the decrease of US$15.0 million refund of deposit from an equipment supplier for the three-month period ended March 31, 2018.

Financing Activities

Net cash used in the financing activities was US$96.2 million for the three-month period ended March 31, 2018, as compared to US$128.6 million provided by financing activities for the same period of last year, primarily as a result of (i) the increase of US$159.3 million repayments of bank borrowings for the three-month period ended March 31, 2018 and (ii) the decrease of the proceeds of US$65.5 million from bank borrowings.

As of March 31, 2018, our cash, cash equivalents and restricted cash balance was US$221.3 million, as compared to US$206.0 million at December 31, 2017.

Days Sales Outstanding ("DSO") has decreased from 99 days for the year ended December 31, 2017 to 71 days for the quarter ended March 31, 2018 as a result of faster accounts receivable collection from the domestic customers.

It takes shorter to collect from our customers. We believe that our DSO is well below industry average Industry Standard Customer and Supplier Payment Terms (days) as below:
	Three-month period ended March 31, 2018	Year ended December 31, 2017
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Supplier Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days

Inventory turnover days have increased from 120 days for the year ended December 31, 2017 to 172 days for the quarter ended March 31, 2018. Turnover days of payables have decreased from 94 days for the year ended December 31, 2017 to 48 days for the quarter ended March 31, 2018.

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

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of March 31, 2018 are as follows:

Contractual obligations	Total	Payment due less than 1 year	1 – 3 years	3-5 years	More than 5 years
Lease commitments	11,514,051	1,381,418	1,628,943	1,300,083	7,203,607
Purchase of plant, equipment and construction in progress (2)	68,811,844	65,382,993	3,428,851	-	-
Long-term bank loans (1)	424,397,548	265,304,881	60,731,670	55,117,361	43,243,636
Total	504,723,443	332,069,292	65,789,464	56,417,444	50,447,243

(1)  Includes interest of US$25.2 million accrued at the interest rate under the loan agreements. For borrowings with a floating rate, the most recent rate as of March 31, 2018 was applied.
(2)   Sichuan plant construction and equipment purchase
On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion in property, plant and equipment and approximately RMB0.6 billion in working capital, for the construction of Sichuan plant.  As of March 31, 2018, the Company has a remaining commitment of RMB54.8 million (equivalent to US$8.6 million) mainly for facility construction.
In September 2016, Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB17.0 million (equivalent to US$2.7 million) to purchase storage facility and testing equipment. Afterward, Sichuan Xinda cancelled two contracts with Hailezi for a consideration of RMB1.6 million (equivalent to US$0.3 million). As of March 31, 2018, Sichuan Xinda prepaid RMB6.0 million (equivalent to US$1.0 million) and has a remaining commitment of RMB9.4 million (equivalent to US$1.4 million).
On October 20, 2016, Sichuan Xinda entered into an equipment purchase agreement purchase contract with Peaceful for a total consideration of RMB89.8 million (equivalent to US$14.3 million) to purchase certain production and testing equipment. As of March 31, 2018, the Company has a commitment of RMB55.9 million (equivalent to US$8.9 million).
On November 15, 2016, Sichuan Xinda entered into decoration contract with Beijin Construction  to perform indoor and outdoor decoration work for a consideration of RMB237.6 million (equivalent to US$37.8 million).  On February 20, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform outdoor decoration work for a consideration of RMB2.9 million (equivalent to US$0.5 million). On June 10, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform ground decoration work for a consideration of RMB23.8 million (equivalent to US$3.8 million). As of March 31, 2018, Sichuan Xinda prepaid RMB119.8 million (equivalent to US$19.0 million) of which RMB54.4 million (equivalent to US$8.6 million) was transferred to construction in progress and has a remaining commitment of RMB144.5 million (equivalent to US$23.1 million).
In connection with the Nanchong Project mentioned in Note 6 (i), Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB2,242.8 million (equivalent to US$356.7 million) to purchase production equipment and testing equipment in March 2017.  By the end of June 2017, Sichuan Xinda expected to launch an integrated ERP system, which resulted in the equipment to be purchased under the original contracts with Hailezi not meeting the production requirements. Thus the original contracts have been terminated with the amount of RMB2,222.9 million (equivalent to US$353.5 million), and Hailezi agreed to refund the prepayment in the amount of RMB1,704.9 million (equivalent to US$271.1 million) by the end of March 2018, out of the total prepayment made by Sichuan Xinda of RMB1,722.9 million (equivalent to US$273.9 million). As of March 31, 2018, Hailezi has refunded the prepayment in the amount of RMB1,704.9 million (equivalent to US$271.1 million). As of March 31, 2018, Sichuan Xinda prepaid RMB18.0 million (equivalent to US$2.9 million) and has a remaining commitment of RMB2.0 million (equivalent to US$0.4 million).

(3)    Heilongjiang plant construction and equipment purchase
In connection with the equipment purchase contracts with Hailezi signed On September 26, 2016 and February 28, 2017 mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB31.1 million (equivalent to US$5.0 million) as of March 31, 2018.
In connection with the "HLJ Project" mentioned in Note 6 (i), pursuant to the three investment agreements, the project total capital expenditure will be RMB4,015.0 million (equivalent to be US$638.5 million), among which the investment in fixed assets shall be no less than RMB3,295.0 million (equivalent to US$524 million) in total. Pursuant to the contracts with Hailezi signed in November, 2017 mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB18.8 million (equivalent to US$2.9 million) as of March 31, 2018.
(4)    Dubai plant construction and equipment
On April 28, 2015, Dubai Xinda entered into a warehouse construction contract with Falcon Red Eye Contracting Co. L.L.C. for a total consideration of AED6.7 million (equivalent to US$1.8 million). As of March 31, 2018, the Company has a remaining commitment of AED3.3 million (equivalent to US$0.6 million).
(5)    Xinda CI (Beijing) office building decoration
On March 30, 2017, Xinda CI (Beijing) Investment Holding Co., Ltd. ("Xinda Beijing Investment") entered into a decoration contract with Beijing Fangyuan Decoration Engineering Co.,Ltd for a total consideration of RMB5.8million (equivalent to US$0.9million) to decorate office building. As of March 31, 2018, the decoration work in the amount of RMB2.0 million (equivalent to US$0.3 million) was recorded in construction in progress. As of March 31, 2018, the Company has a remaining commitment of RMB3.8 million (equivalent to US$0.6million).
On June 9, 2017, Xinda CI (Beijing) entered into a decoration contract with Beijing Zhonghongwufang Stone Co., Ltd for a total consideration of RMB1.2 million (equivalent to US$0.2 million) to decorate office building. As of March 31, 2018, the decoration work in the amount of RMB0.6 million (equivalent to US$0.1 million) was recorded in construction in progress. As of March 31, 2018, the Company has a remaining commitment of RMB0.6 million (equivalent to US$0.1 million).
(6)    Xinda Shanghai Research & Development office building
In connection with the building purchase contract mentioned in Note 6 (ii), HLJ Xinda Group has a remaining commitment of RMB108.3 million (equivalent to US$17.2 million) as of March 31, 2018.

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

A hypothetical 1.0% increase in the annual interest rate for all of our credit facilities under which we had outstanding borrowings as of March 31, 2018 would decrease income before income taxes by approximately US$2.0 million for the quarter ended March 31, 2018. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

The majority of our revenues are collected in and our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the US$1.00 until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the People's Bank of China allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. The People's Bank of China allowed the RMB and U.S. dollar exchange rate to fluctuate within 1% on April 16, 2012 and 2% on March 17, 2014, respectively. On March 31, 2018, the RMB traded at 6.2881 RMB to 1.00 U.S. dollar.

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

Notwithstanding management's assessment that our internal control over financial reporting was ineffective as of March 31, 2018. We believe that our unaudited condensed consolidated financial statements included in this Quarterly Report present fairly our financial position, results of operations and cash flows for the three months ended March 31, 2018 in all material respects.

(b) Changes in internal controls.

During the three months ended March 31, 2018 , our efforts to improve our internal controls over financial reporting 1) adopting procedures to evaluate and assess performance of directors, officers and employees of the Company, (2) internal meetings, discussions, trainings and seminars periodically to review and improve our internal control procedures; (3) recruiting qualified accounting staff in Xinda CI (Beijing) with requisite expertise and knowledge to help improve our internal control procedures. We plan to improve on the above-referenced weakness by the end of the fiscal year ending December 31, 2018.

Other than the foregoing, there has been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

"Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 includes a detailed discussion of risks and uncertainties which could adversely affect our future results.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected. During the three-months ended March 31, 2018, there have been no material changes to the Risk Factors disclosed in “Part I Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

China XD Plastics Company Limited

Date: May 10, 2018	By:	/s/ Jie Han
Name: Jie Han
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Taylor Zhang
Name: Taylor Zhang
Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Document Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.