Form 10-Q
period 2018-06-30
China XD Plastics Co Ltd
filed 2018-08-09
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 3, 2018, the registrant had 50,287,731 shares of common stock, par value US$0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	72,721,460	190,392,211
Restricted cash	263,254,352	129,699,454
Time deposits	113,351,268	288,023,017
Accounts receivable, net of allowance for doubtful accounts	308,622,962	298,868,984
Inventories	549,782,095	421,736,682
Prepaid expenses and other current assets	85,211,205	144,326,151
Total current assets	1,392,943,342	1,473,046,499
Property, plant and equipment, net	813,775,162	835,561,739
Land use rights, net	31,226,580	31,943,652
Long-term prepayments to equipment and construction suppliers	507,306,748	190,627,514
Other non-current assets	16,102,868	12,924,279
Total assets	2,761,354,700	2,544,103,683

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term loans, including current portion of long-term bank loans	635,504,864	775,396,929
Bills payable	519,466,191	252,768,510
Accounts payable	166,693,789	227,993,140
Amounts due to a related party	75,567,512	-
Income taxes payable	16,612,181	17,710,217
Accrued expenses and other current liabilities	153,355,737	138,605,509
Total current liabilities	1,567,200,274	1,412,474,305
Long-term bank loans, excluding current portion	132,304,205	114,208,319
Deferred income	105,746,194	99,168,276
Other non-current liabilities	106,440,118	107,898,318
Total liabilities	1,911,690,791	1,733,749,218

Redeemable Series D convertible preferred stock (redemption amount of US$252,601,000 and US$244,044,200 as of June 30, 2018 and December 31, 2017, respectively)	97,576,465	97,576,465

Stockholders' equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 50,308,731 shares and 49,748,731 shares issued, 50,287,731 shares and 49,727,731 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	5,031	4,975
Treasury stock, 21,000 shares at cost	(92,694)	(92,694)
Additional paid-in capital	85,789,902	83,159,893
Retained earnings	695,114,448	648,790,469
Accumulated other comprehensive loss	(28,729,343)	(19,084,743)
Total stockholders' equity	752,087,444	712,778,000
Commitments and contingencies	-	-
Total liabilities, redeemable convertible preferred stock and stockholders' equity	2,761,354,700	2,544,103,683

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2018	2017	2018	2017
	US$	US$	US$	US$

Revenues	317,329,520	313,555,663	627,782,553	551,395,860
Cost of revenues	(261,175,654)	(250,446,461)	(517,761,231)	(453,514,488)
Gross profit	56,153,866	63,109,202	110,021,322	97,881,372

Selling expenses	(3,562,711)	(705,337)	(4,613,720)	(1,224,150)
General and administrative expenses	(11,348,767)	(8,844,582)	(20,223,776)	(15,898,253)
Research and development expenses	(5,288,636)	(9,546,922)	(10,338,534)	(15,398,022)
Total operating expenses	(20,200,114)	(19,096,841)	(35,176,030)	(32,520,425)

Operating income	35,953,752	44,012,361	74,845,292	65,360,947

Interest income	1,029,675	970,293	3,342,298	2,133,552
Interest expense	(11,274,575)	(11,951,851)	(24,168,780)	(21,973,827)
Foreign currency exchange gains (losses)	5,632,970	(1,870,977)	1,677,162	(2,347,062)
Losses on foreign currency option contracts	-	-	(520,981)	-
Government grant	1,378,484	1,023,922	2,856,043	2,463,453
Total non-operating expense, net	(3,233,446)	(11,828,613)	(16,814,258)	(19,723,884)

Income before income taxes	32,720,306	32,183,748	58,031,034	45,637,063

Income tax expense	(5,496,228)	(4,119,756)	(11,707,055)	(7,672,082)

Net income	27,224,078	28,063,992	46,323,979	37,964,981

Earnings per common share:
Basic and diluted	0.41	0.43	0.70	0.58

Net Income	27,224,078	28,063,992	46,323,979	37,964,981

Other comprehensive income (loss)
Foreign currency translation adjustment, net of nil income taxes	(39,306,010)	13,751,361	(9,644,600)	17,669,664

Comprehensive income (loss)	(12,081,932)	41,815,353	36,679,379	55,634,645

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six-Month Period Ended June 30,
	2018	2017
	US$	US$
Cash flows from operating activities:
Net cash provided by operating activities	152,600,917	166,636,423

Cash flows from investing activities:
Proceeds from maturity of time deposits	388,105,630	244,825,478
Purchase of time deposits	(210,380,884)	(215,714,244)
Purchase of land use rights	-	(6,214,207)
Purchase of and deposits for property, plant and equipment	(334,739,673)	(281,550,529)
Refund of deposit from an equipment supplier	60,054,417	75,197,802
Deposits for acquisition of equity	(3,640,688)	-
Government grants related to the construction projects	10,558,608	7,136,482
Net cash used in investing activities	(90,042,590)	(176,319,218)

Cash flows from financing activities:
Proceeds from bank borrowings	470,494,396	441,425,024
Repayments of bank borrowings	(587,236,484)	(311,342,509)
Investment received in advance from a related party	75,567,512	-
Net cash (used in) provided by financing activities	(41,174,576)	130,082,515

Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(5,499,604)	7,995,135
Net increase in cash, cash equivalents and restricted cash	15,884,147	128,394,855

Cash, cash equivalents and restricted cash at beginning of period	320,091,665	271,575,847
Cash, cash equivalents and restricted cash at end of period	335,975,812	399,970,702

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	23,267,235	17,323,875
Income taxes paid	12,906,780	7,353,371
Non-cash investing and financing activities:
Accrual for purchase of equipment and construction included in accrued expenses and other current liabilities	6,057,014	5,379,730

The following table shows a reconciliation of cash, cash equivalents and restricted cash on the condensed consolidated balance sheets to that presented in the above condensed consolidated statements of cash flows.

	June 30,
	2018	2017
	US$	US$
Cash and cash equivalents	72,721,460	279,825,075
Restricted cash	263,254,352	120,145,627
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	335,975,812	399,970,702

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

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2018, the results of operations and cash flows for the six-month periods ended June 30, 2018 and 2017, have been made.

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

(b) Accounting Pronouncement Adopted in 2018

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes virtually all existing revenue recognition guidance. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We adopted ASU 2014-09 in the first quarter 2018, using the modified retrospective transition approach, which did not have any material impact on how we recognize revenue or to our financial statements or disclosures. See below for additional information related to our recognition of revenue generated from customer contracts.

Revenue recognition

Effective January 1, 2018, we adopted the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires us to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires us to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy a performance obligation. The adoption of this new guidance did not result in any changes to our revenue recognition practice.

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

(c) Significant concentrations and risks

Sales concentration

The Company sells its products primarily through approved distributors in the People's Republic of China (the "PRC"). To a lesser extent, the Company also sells its products to an overseas customer in the Republic of Korea (the "ROK"). The Company's sales are highly concentrated.  Sales to distributors and end customer individually exceeded 10% of the Company's revenues for the three-month and six-month periods ended June 30, 2018 and 2017, are as follows:

	Three-Month Period Ended June 30,
	2018		2017
	US$	%	US$	%
Distributor A, located in PRC	44,765,278	14.1%	41,816,369	13.3%
Distributor B, located in PRC	41,215,145	13.0%	35,410,723	11.3%
Distributor C, located in PRC	38,366,592	12.1%	29,450,243	9.4%
Direct Customer D, located in ROK	-	0.0%	32,956,525	10.5%
Total	124,347,015	39.2%	139,633,860	44.5%

	Six-Month Period Ended June 30,
	2018		2017
	US$	%	US$	%
Distributor A, located in PRC	92,497,187	14.7%	84,034,202	15.2%
Distributor B, located in PRC	76,782,431	12.2%	63,921,050	11.6%
Distributor C, located in PRC	70,719,605	11.3%	51,681,940	9.4%
Total	239,999,223	38.2%	199,637,192	36.2%

The Company expects revenues from these distributors to continue to represent a substantial portion of its revenue in the future. Any factor adversely affecting the automobile industry in the PRC or the business operations of these customers will have a material effect on the Company's business, financial position and results of operations.

Purchase concentration of raw materials and equipment

The principal raw materials used for the Company's production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon. The Company purchases substantially all of its raw materials through a limited number of distributors.  Raw material purchases from these distributors, which individually exceeded 10% of the Company's total raw material purchases, accounted for approximately 20.5% (two distributors) and 71.1% (six distributors) for the three-month periods ended June 30, 2018 and 2017, respectively, and 10.0% (one distributor) and 60.0% (five distributors) of the Company's total raw materials purchases for the six-month periods ended June 30, 2018 and 2017, respectively of the Company's total raw material purchases, Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company's business, financial position and results of operations.

Cash concentration

Cash and cash equivalents, short-term restricted cash and time deposits mentioned below maintained at banks consist of the following:

	June 30, 2018	December 31, 2017
	US$	US$
Renminbi (“RMB”) denominated bank deposits with:
Financial Institutions in the PRC	447,226,300	605,125,974
Financial Institutions in Hong Kong Special Administrative Region ("Hong Kong SAR")	6,018	8,280
Financial Institutions in Dubai, United Arab Emirates ("UAE")	59	-
United States (“U.S.”) dollar denominated bank deposits with:
Financial Institution in the U.S.	49,813	121,756
Financial Institutions in the PRC	19,151	17,772
Financial Institution in Hong Kong SAR	1,953,736	1,895,508
Financial Institution in Macau Special Administrative Region ("Macau SAR")	31,866	55,206
Financial Institution in Dubai, UAE	38,466	879,012

Hong Kong dollar denominated bank deposits with:
Financial institution in Hong Kong SAR	156	131
Dirham denominated bank deposits with:
Financial institution in Dubai, UAE	1,515	11,043

The bank deposits with financial institutions in the PRC are insured by the government authority for up to RMB500,000. The bank deposits with financial institutions in the Hong Kong SAR are insured by the government authority for up to HK$500,000. The bank deposits with financial institutions in the Macau SAR are insured by the government authority for up to MOP$500,000. The bank deposits with financial institutions in the Dubai, UAE are not insured by the government authority. Total bank deposits amounted to $1,787,899 and $1,505,747 are insured as of June 30, 2018 and December 31, 2017, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts. To limit exposure to credit risk, the Company primarily places bank deposits with large financial institutions in the PRC, Hong Kong SAR, Macau SAR and Dubai, UAE with acceptable credit rating.

Time deposits represent certificates of deposit with initial terms of six or twelve months when purchased.  As of June 30, 2018 and December 31, 2017, the Company's time deposits bear a weighted average interest rate of 1.7% and 1.3% per annum, respectively.

Cash deposits in bank that are restricted as to withdrawal or usage for up to 12 months are reported as restricted cash in the consolidated balance sheets.

Short-term bank deposits that are pledged as collateral for bills payable relating to purchases of raw materials are reported as restricted cash and amounted to US$188,205,423 and US$65,766,735 as of June 30, 2018 and December 31, 2017, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company. The cash will be available for use by the Company 90 days from the issuance of the letter of credit. The cash flows from the pledged bank deposits, which relate to purchases of raw materials.

Short-term bank deposits that are pledged as collateral for short-term and long-term bank borrowings are reported as restricted cash and amounted to US$73,527,189 and US$59,884,913 as of June 30, 2018 and December 31, 2017, respectively.

Short-term bank deposits that are related to government grant are reported as restricted cash and amounted to US$1,521,740 and US$1,537,935 as of June 30, 2018 and December 31, 2017, respectively. On February 11, 2017, the Company entered into a fund support agreement with the People's Government of Shunqing District, Nanchong City, Sichuan Province, pursuant to which the Company was granted RMB10 million (equivalent to US$1.5 million) to support the construction of the Sichuan plant. Such amount has been received in full in the Company's bank account with reimbursement be subject to the Government's pre-approval and will be released by the Government when the construction progress of the plant is 60%. Such balance is reported as restricted cash.

Short-term bank deposits that are pledged as collateral for foreign currency option contract are reported as restricted cash and amounted to nil and US$2,509,871 as of June 30, 2018 and December 31, 2017, respectively.

Note 2 – Accounts receivable

Accounts receivable consists of the following:

	June 30, 2018	December 31, 2017
	US$	US$

Accounts receivable	308,662,914	298,909,440
Allowance for doubtful accounts	(39,952)	(40,456)
Accounts receivable, net	308,622,962	298,868,984

As of June 30, 2018 and December 31, 2017, the accounts receivable balances also include notes receivable in the amount of US$187,014 and US$1,181,029, respectively. As of June 30, 2018 and December 31, 2017, US$98,489,107and US$99,526,978, respectively, of accounts receivable are pledged for the short-term bank loans.

There was no accrual of additional provision or write-off of accounts receivable for the three-month and six-month periods ended June 30, 2018 and 2017.

The following table provides an analysis of the aging of accounts receivable as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	US$	US$
Aging:
– current	261,110,522	259,870,056
– 1-3 months past due	10,519,313	8,299,000
– 4-6 months past due	32,961,753	30,699,928
– 7-12 months past due	4,031,374	-
– greater than one year past due	39,952	40,456
Total accounts receivable	308,662,914	298,909,440

Note 3 – Inventories

Inventories consist of the following:

	June 30, 2018	December 31, 2017
	US$	US$

Raw materials	489,942,759	405,731,330
Work in progress	18,592	18,876
Finished goods	59,820,744	15,986,476
Total inventories	549,782,095	421,736,682

There were no write down of inventories for the three-month and six-month periods ended June 30, 2018 and 2017.

Note 4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2018	December 31, 2017
	US$	US$

Receivables from Hailezi (i)	-	68,430,244
Value added taxes receivables (ii)	13,079,611	6,840,774
Advances to suppliers (iii)	60,816,730	62,376,588
Interest receivable (iv)	1,957,610	2,235,902
Others (v)	9,357,254	4,442,643
Total prepaid expenses and other current assets	85,211,205	144,326,151

(i) In March 2017, Sichuan Xinda signed a series of contracts with Harbin Hailezi Science and Technology Co., Ltd. (“Hailezi”) to purchase production equipment, and prepaid RMB1,728.9 million (equivalent to US$261.3 million ) to Hailezi, which was recognized in investing activities in the statements of cash flows. In June 2017, the two parties agreed to partially terminate the contracts and Hailezi agreed to refund the prepayment amounting to RMB1,704.9 million (equivalent to US$257.7 million) by the end of March 2018. As of March 31, 2018, Hailezi has refunded the above-mentioned prepayment to Sichuan Xinda. For details, please refer to Note 6.

(ii) Value added taxes receivables mainly represent the input taxes on purchasing equipment by Xinda Group and Sichuan Xinda, which are to be net off with output taxes.  Value added taxes receivables were recognized in operating activities in condensed consolidated statements of cash flows.

(iii) Advances to suppliers are the advances to purchase raw materials as of June 30, 2018.

(iv) Interest receivable mainly represents interest income accrued from time deposits and restricted cash.

(v) Others mainly include prepaid miscellaneous service fee, staff advance and prepaid rental fee.

Note 5 – Property, plant and equipment, net

Property, plant and equipment consist of the following:
	June 30, 2018	December 31, 2017
	US$	US$

Machinery, equipment and furniture	409,300,995	413,551,963
Motor vehicles	2,805,892	2,838,540
Workshops and buildings	145,183,480	146,595,501
Construction in progress	442,832,174	439,116,574
Total property, plant and equipment	1,000,122,541	1,002,102,578
Less accumulated depreciation	(186,347,379)	(166,540,839)
Property, plant and equipment, net	813,775,162	835,561,739

For the three-month and six-month periods ended June 30, 2018 and 2017, the Company capitalized US$617,156 and US$692,599, and US$1,260,944 and US$1,341,181 of interest costs as a component of the cost of construction in progress. Depreciation expense on property, plant and equipment was allocated to the following expense items:

	Three-Month Period Ended June 30,
	2018	2017
	US$	US$
Cost of revenues	9,310,321	8,807,659
General and administrative expenses	806,745	644,530
Research and development expenses	1,064,688	998,140
Selling expenses	1,400	866
Total depreciation expense	11,183,154	10,451,195

	Six-Month Period Ended June 30,
	2018	2017
	US$	US$
Cost of revenues	18,878,939	17,634,809
General and administrative expenses	1,601,370	1,205,848
Research and development expenses	1,976,328	1,989,856
Selling expenses	2,830	1,641
Total depreciation expense	22,459,467	20,832,154

Note 6 - Prepayments to equipment and construction suppliers

	June 30, 2018	December 31, 2017
	US$	US$

Hailezi (i)	416,846,181	157,358,774
Ningbo Junzuo and Ningbo Junhu (ii)	60,454,010	-
Shanghai Green River (iii)	16,366,103	16,572,489
Beijin Construction (iv)	7,188,955	10,001,333
Sichuan Construction (v)	5,966,571	6,177,647
Others	484,928	517,271
Total Prepayments to equipment and construction suppliers	507,306,748	190,627,514

(i) On September 26, 2016 and February 28, 2017, HLJ Xinda Group entered into equipment purchase contracts with Hailezi for a total consideration of RMB782.2 million (equivalent to US$118.2 million) to purchase storage facility and other equipment, which will be used for upgrading the storage system of warehouse located in Harbin, China. Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB621.6 million (equivalent to US$94.0 million) as of December 31, 2017.  Due to a redesign of outdoor storage facility in June 2017, HLJ Xinda Group entered into a supplementary agreement with Hailezi, which decreased the original contract amount to RMB283.7 million (equivalent to US$42.9 million). Hailezi refunded RMB369.1 million (equivalent to US$55.8 million) to HLJ Xinda Group on June 22, 2017. As of June 30, 2018, HLJ Xinda Group has prepaid RMB252.5 million (equivalent to US$38.2 million).  The prepayment and refund were recognized in investing activities in the statements of cash flows.

On July 21, 2017, HLJ Xinda Group entered into three investment agreements with the Management Committee of Harbin Economic- Technological Development Zone with respect to the industrial project for 300,000 metric tons of biological composite materials, the industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics and the industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory (the "HLJ Project"). In order to fulfill the agreements, HLJ Xinda Group entered into an equipment purchase contract with Hailezi to purchase production equipment in November 2017, which will be used for 100,000 metric tons of engineering plastics located in Harbin, for a consideration of RMB939.7 million (equivalent to US$142.0 million). Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB920.9 million (equivalent to US$139.1 million) as of June 30, 2018.

 In connection with the HLJ project, on June 21, 2018, HLJ Xinda Group entered into another equipment purchase contract with Hailezi to purchase production equipment, which will be used for 300,000 metrics tons of biological based composite material, located in Harbin, for a consideration of RMB749.8 million (equivalent to US$113.3 million). Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB300.7 million (equivalent to US$45.5 million) as of June 30, 2018.

On March 17, 2017, Sichuan Xinda entered into a definitive agreement with the People's Government of Shunqing District, Nanchong City of Sichuan Province for the production of 300,000 metric tons of bio-composite materials and additive manufacturing and 20,000 metric tons of functional masterbatch, a high-end color additive process in plastics manufacturing (the "Nanchong Project"). The Nanchong Project will be located in a land area of 250 mu (equivalent to 41.2 acres), with 215 mu designated for bio-composite materials and additive manufacturing production and 35 mu to be designated for functional masterbatch production. The projected total capital expenditures for the project is approximately RMB2.5 billion (equivalent to US$377.8 million).

In connection with the Nanchong Project, Sichuan Xinda entered into equipment purchase contracts with Hailezi to purchase production equipment and testing equipment. Pursuant to the contracts with Hailezi, Sichuan Xinda has prepaid RMB1,728.9 million (equivalent to  US$261.3 million) as of June 30, 2018. In 2017, in order to ensure the traceability of the product and management of supply chain, Sichuan Xinda expected to launch an integrated ERP system, which resulted in the equipment to be purchased under the original contracts with Hailezi not meeting the production requirements. Hailezi agreed to refund the prepayment in the amount of RMB1,704.9 million (equivalent to US$257.7 million) by the end of March 2018. As of December 31, 2017, Sichuan Xinda signed a supplementary agreement with Hailezi, pursuant to the agreement, Sichuan Xinda agreed to pay RMB12.4 million (equivalent to US$1.9  million) to Hailezi for the compensation of Hailezi due to the termination of the purchase contracts. As of June 30, 2018, Hailezi has refunded the above-mentioned prepayment.

In connection with  the Nanchong Project, on June 21, 2018, Sichuan Xinda entered into another equipment purchase contracts with Hailezi to purchase production equipment and testing equipment for a consideration of RMB1,900 million (equivalent to US$287.2 million). Pursuant to the contracts with Hailezi, Sichuan Xinda has prepaid RMB1,260 million (equivalent to US$190.4 million) as of June 30, 2018.

(ii) In connection with the HLJ project, on June 25, 2018, HLJ Xinda Group entered into an equipment purchase contract with Ningbo Junzuo Trading Co., Ltd. ("Ningbo Junzuo") and Ningbo Junhu Trading Co., Ltd. ("Ningbo Junhu") to purchase production equipment, which will be used for 300,000 metrics tons of biological based composite material, located in Harbin, for a total consideration of RMB1,156.4 million (equivalent to US$174.8 million). Pursuant to the contract with Ningbo Junzuo and Ningbo Junhu, HLJ Xinda Group has prepaid RMB400.0 million (equivalent to US$60.4 million) as of June 30, 2018. On July 10, 2018, the Company signed supplemental contracts with Ningbo Junzuo and Ningbo Junhu to cancel the equipment purchase at the full price due to the equipment not meeting the requirements of the Company. On July 31, 2018, the Company received the full refund of RMB400.0 million (equivalent to US$60.4 million).

(iii) In December 2017, HLJ Xinda Group entered into a building purchase contract with Shanghai Caohejing Kangqiao Science & Green River Construction & Development Co., Ltd. ("Green River") for a total consideration of RMB216.6 million (equivalent to US$32.7 million), with a total area of 13,972.64 square meters. The Company is planning to use this building as the offices of the newly set up research and development center in Shanghai, which was established on December 27, 2017. As of June 30, 2018, the Company has prepaid RMB108.3 million (equivalent to US$16.4 million).

(iv) Since November 15, 2016, Sichuan Xinda entered into decoration contracts with Sichuan Beijin Construction Engineering Company Limited ("Beijin Construction") to perform indoor and outdoor decoration work for a consideration of RMB237.6 million (equivalent to US$35.9 million). Pursuant to the contract with Beijin Construction, Sichuan Xinda has prepaid RMB119.8 million (equivalent to US$18.1 million) as of June 30, 2018, in which RMB72.1 million (equivalent to US$10.9 million) was transferred to construction in progress. The prepayment was recognized in investing activities in the statements of cash flows.

(v) As of June 30, 2018, Sichuan Construction primarily consisted of payables due to Peaceful Treasure Limited ("Peaceful"). On October 20, 2016, Sichuan Xinda entered into an equipment purchase contract with Peaceful for a total consideration of RMB89.8 million (equivalent to US$13.6 million) to purchase certain production and testing equipment. The Company prepaid RMB33.9 million (equivalent to US$5.1 million) as of June 30, 2018. The equipment will be delivered when the construction of plants and buildings of the Nanchong project completed in September 2018.

Note 7 – Other non-current assets

On November 21, 2017, HLJ Xinda Group signed a purchase contract with Xinda High-Tech Co., Ltd. ("Xinda High-Tech") on 100% equity transfer of Xinda High-Tech for a total consideration of RMB105 million (US$15.9 million).  Pursuant to the contract, HLJ Xinda Group has prepaid deposits of RMB101.2 million (equivalent to US$15.3 million) as of June 30, 2018, with the remaining RMB3.8 million (equivalent to US$0.6 million) to be paid within thirty days after the completion of the legal transfer. The Company is in the process of obtaining the government approval as of June 30, 2018.

Note 8 – Losses on foreign currency option contracts

On February 24, 2017, the Company entered into two foreign currency option contracts with Bank of China ("BOC"), Harbin Branch, pursuant to which the Company and BOC both have options to excise the foreign currency contracts depending on the future currency fluctuation, and the nominal values are US$5.0 million and US$10.0 million, respectively, with the defined exchange rates for settlement on March 15, 2018. The Company recognized losses on the above foreign currency option contracts amounting to US$0.5 million in the six-month period ended June 30, 2018.

Note 9 – Borrowings

The Company has credit facilities with several banks under which they draw short-term and long-term bank loans as described below.

(a)  Current

	June 30,	December 31,
	2018	2017
	US$	US$
Unsecured loans	322,144,303	363,319,152
Loans secured by accounts receivable	68,010,761	68,868,415
Loans secured by restricted cash	69,500,000	41,500,000
Loans secured by land use right	-	30,608,184
Current portion of long-term bank loans (note b)	175,849,800	271,101,178
Total short-term loans, including current portion of long-term bank loans	635,504,864	775,396,929

As of June 30, 2018 and December 31, 2017, the Company's short-term bank loans (including the current portion of long-term bank loans) bear a weighted average interest rate of 4.3% and 4.1% per annum, respectively. All short-term bank loans mature at various times within one year and contain no renewal terms.

As of June 30, 2018, the Company obtained ten loans in the total amount of RMB450.0 million (equivalent to US$68.0 million) secured by accounts receivables of RMB651.7 million (equivalent to US$98.5 million) at an annual interest rate of 4.35% from Harbin Longjiang Bank.

In February 2017, the Company obtained a one-year secured loan of US$17.0 million from Bank of China (Abu Dhabi Branch) at an annual interest rate of 2.3%. The loan was secured by restricted cash of RMB136.0 million (equivalent to US$21.6 million) in Bank of China in Harbin, China. The Company repaid the loan in February 2018.

In July 2017, the Company obtained a one-year secured loan of US$14.0 million from Bank of China (Paris Branch) at an annual interest rate of 2.5%. The loan was secured by restricted cash of RMB107.0 million (equivalent to US$16.2 million) in Bank of China in Harbin, China.

In October 2017, the Company obtained a one-year secured loan of US$5.0 million from Bank of China (Paris Branch) at an annual interest rate of 2.5%. The loan was secured by restricted cash of RMB37.5 million (equivalent to US$5.7 million) in Bank of China in Harbin, China.

In October 2017, the Company obtained a one-year secured loan of US$5.5 million from Bank of China (Paris Branch) at an annual interest rate of 2.5%. The loan was secured by restricted cash of RMB42.0 million (equivalent to US$6.3 million) in Bank of China in Harbin, China.

In November 2017, the Company obtained a three-month secured short-term loan of RMB200 million (equivalent to US$30.6 million) from Nanchong Shuntou Development Group Co., Ltd. at an annual interest rate of 4.35%. The loan was secured by one of the land use rights of RMB43.5 million (equivalent to US$6.9 million). The Company repaid the loan in January, 2018.

In May 2018, the Company obtained a three-month secured short-term loan of US$45.0 million from Standard Chartered Bank with the interest rate at 1.5% per annum over LIBOR payable on the last day of its interest period. The loan was secured by restricted cash of RMB300.0 million (equivalent to US$45.3 million) in Standard Chartered Bank in Harbin, China.

(b) Non-current

	June 30, 2018	December 31, 2017
	US$	US$
Secured loans	-	30,400,000
Unsecured loans	218,451,169	199,146,032
Syndicate loan facility	89,702,836	155,763,465
Less: current portion	(175,849,800)	(271,101,178)
Total long-term bank loans, excluding current portion	132,304,205	114,208,319

In October and November 2015, the Company obtained three long term unsecured loans of RMB260 million (equivalent to US$39.3 million) from Bank of China at an annual interest rate of 4.75%. In January 2016, the Company obtained a long term unsecured loan of RMB80 million (equivalent to US$12.1 million) from Bank of China at an annual interest rate of 4.75%. On December 9, 2016, the Company obtained a long term unsecured loan of RMB30 million (equivalent to US$4.5 million) from Bank of China at an annual interest rate of 4.75%. On March 23, 2017, the Company obtained a long term unsecured loan of RMB25 million (equivalent to US$3.8 million) from Bank of China at an annual interest rate of 4.75%. The Company repaid RMB10 million (equivalent to US$1.5 million) on April 28, 2017, RMB40 million (equivalent to US$6.0 million) on October 28, 2017 and RMB25 million (equivalent to US$3.8 million) on April 28, 2018. RMB100 million (equivalent to US$15.1 million), RMB25 million (equivalent to US$3.8 million), RMB100 million (equivalent to US$15.1 million), RMB20 million (equivalent to US$3.1 million), and RMB75 million (equivalent to US$11.3 million) will be repaid on October 28, 2018, April 28, 2019, October 28, 2019, April 28, 2020 and October 28, 2020, respectively.

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

On August 22, 2016, Xinda Holding (HK) Company Limited ("Xinda Holding (HK)") a wholly owned subsidiary of the Company, entered into a facility agreement for a loan facility in an aggregate amount of US$180 million with a consortium of banks and financial institutions led by Standard Chartered Bank (Hong Kong) Limited. The Company paid arrangement fees and legal fees in the amount of US$6.77 million of which the unamortized balance is US$0.3 million as of June 30, 2018 for the related loan. Debt issuance costs are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the loan and amortized to interest expense using the effective interest rate of 6.205% as of June 30, 2018. The Company repaid US$22.5 million, US$22.5 million and US$45.0 million on November 22, 2017, February 22, 2018 and May 22, 2018, respectively. US$90.0 million of the principal amount will be repaid on August 22, 2018.

During 2017, the Company obtained four long-term unsecured loans of RMB430 million (equivalent to US$65.0 million) from Nanchong Shuntou Development Group Co., Ltd. at an annual interest rate of 4.35%. In accordance with the renewal agreements on June 28, 2017, the repayment terms of the four loans were extended and the loans will be due on December 31, 2018.

On December 1, 2017, the Company obtained a seven-year unsecured loan of RMB526.3 million (equivalent to US$79.5 million) from Longjiang Bank, Harbin Branch at an annual interest rate of 4.9%. The Company borrowed another long-term loan in amount of RMB169.1 million (equivalent to US$25.6 million) in January 2018 at an annual interest rate of 4.9%.  RMB15 million (equivalent to US$2.3 million), RMB20 million (equivalent to US$3.0 million), RMB35 million (equivalent to US$5.3 million), RMB35 million (equivalent to US$5.3 million), RMB70 million (equivalent to US$10.6 million), RMB70 million (equivalent to US$10.6 million) and RMB450.4 million (equivalent to US$68.0 million) will be repaid on June 30, 2019, December 30, 2019, June 30, 2020, December 30, 2020, June 30, 2021, December 30, 2021, and after 2021, respectively.

As of June 30, 2018, the Company had total lines of credit of RMB7,667.4 million (US$1,158.8 million) including unused lines of credit of RMB2,502.5 million (US$378.2 million) with remaining terms less than 12 months and RMB84.6 million (US$12.8 million) with remaining terms beyond 12 months.

Certain lines of credit contain financial covenants such as total stockholders' equity, debt asset ratio, contingent liability ratio and net profit. As of June 30, 2018, the Company has met these financial covenants.

Maturities on long-term bank loans (including current portion) are as follows:

June 30, 2018
US$
2018	169,804,400
2019	24,181,604
2020	24,937,279
2021	21,158,903
After 2021	68,071,819
Total	308,154,005

Note 10 – Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2018	December 31, 2017
	US$	US$
Payables for purchase of property, plant and equipment	56,662,256	98,791,115
Accrued freight expenses	13,937,138	10,491,635
Accrued interest expenses	6,193,430	3,997,036
Advance from customers (i)	52,038,837	8,843,649
Non-income tax payables	4,088,550	4,002,092
Others (ii)	20,435,526	12,479,982
Total accrued expenses and other current liabilities	153,355,737	138,605,509

(i) Advance from customers mainly represents the advance received from three customers in the PRC for the raw material purchases as of June 30, 2018.
(ii) Others mainly represent accrued payroll and employee benefits, accrued audit and consulting fees, electricity fee and other accrued miscellaneous operating expenses.

Note 11 – Related Party Transactions

On July 14, 2018, Xinda Holding (HK) entered into a subscription intent agreement with Changmu Investment (Beijing) Company Limited (“Changmu”), a company wholly controlled by Mr. Tiexin Han, the son of Mr. Jie Han, the Registrant' Chief Executive Officer and Chairman of the Company. Pursuant to the terms of the agreement, HLJ Xinda Group received USD75.6 million (RMB500 million) from Changmu on June 29, 2018 which was injected into HLJ Xinda Group in order to subscribe newly authorized registered capital of HLJ Xinda Group (the "Subscription"), subject to further negotiations among the parties of one or more definitive agreements governing the terms of the Subscription, including the valuation of HLJ Xinda Group. An agreement between Xinda Holding (HK) and Changmu was subsequently entered on August 8, 2018. Subject to final independent evaluation, Changmu and Xinda Holding (HK) are estimated to own 25% and 75% equity interest respectively in HLJ Xinda Group with the balance of amounts due to a related party in USD75.6 million transferred to non-controlling interest and additional paid in capital accordingly.

The related party transactions are summarized as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2018	2017	2018	2017
	US$	US$	US$	US$
Transactions with a related party:
Investment received in advance from Changmu	75,567,512	-	75,567,512	-

The related party balances are summarized as follows:

	June 30, 2018	December 31, 2017
	US$	US$
Amounts due to a related party:
Investment received in advance from Changmu	75,567,512	-

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

The effective income tax rates for the six-month periods ended June 30, 2018 and 2017 were 20.2% and 16.8%, respectively.  The effective income tax rate increased from 16.8% for the six-month period ended June 30, 2017 to 20.2% for the six-month period ended June 30, 2018, primarily due to the increase of continuous operating losses occurred in overseas subsidiaries such as Dubai Xinda and Xinda Holding (HK), the decrease of 50% additional deduction of R&D expense and partially offset by the increase of Sichuan Xinda’s profit before tax (“PBT”) percentage within the consolidating entities. The effective income tax rate for the six-month period ended June 30, 2018 differs from the PRC statutory income tax rate of 25% primarily due to Sichuan Xinda's preferential income tax rate, the reversal of the unrecognized tax benefits accrued in year 2012 and 50% additional deduction of R&D expenses of the major PRC operating entities.

US$2,898,304 previously unrecognized tax benefits accrued in year 2012 and the related accrued interest amounting to US$ 2,721,753 were reversed due to the expiration of five-year tax assessment period on May 31, 2018. As of June 30, 2018, the unrecognized tax benefits were US$35,306,965 and the interest relating to unrecognized tax benefits was US$9,973,520, of which the unrecognized tax benefits in year 2013 amounting to US$3,819,016 and related accrued interest amounting to US$2,721,430 were classified as current liabilities as the five-year tax assessment period will expire on May 31, 2019. No penalties expense related to unrecognized tax benefits were recorded. The Company is currently unable to provide an estimate of a range of the total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.

Note 13 – Deferred Income

On January 26, 2015, the Company entered into a memorandum and a fund support agreement (the "Agreement") with the People's Government of Shunqing District, Nanchong City, Sichuan Province ("Shunqing Government") pursuant to which Shunqing Government, through its investment vehicle, extended to the Company RMB350 million (equivalent to US$52.9 million) to support the construction of the Sichuan plant, which has been received in full in the form of government repayment of bank loans on behalf of the Company.

In addition, the Company has received RMB332.2 million (equivalent to US$50.2 million) from Shunqing Government and RMB6.4 million (equivalent to US$1.0 million) from Ministry of Finance of the People's Republic of China to support the construction and RMB2.2 million (equivalent to US$0.3 million) special funds of ministerial key research projects from Ministry of Science and Technology of PRC as of June 30, 2018.

The Company has also received RMB45 million (equivalent to US$6.8 million) from Harbin Bureau of Finance for Biomedical composites project as of June 30, 2018.

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

The Sichuan factory has been operational since July 2016. A cumulative RMB54.9 million (equivalent to US$8.3 million) government grants have been amortized as other income proportionate to the depreciation of the related assets, of which RMB15.6 million (equivalent to US$2.5 million) was amortized in the six-month period ended June 30, 2018.

The Company also received RMB36.0 million (equivalent to US$5.4 million) from Shunqing Government with respect to interest subsidy for bank loans. A cumulative RMB16.4 million (equivalent to US$2.6 million) government grants have been amortized as other income in line with the amount of related loan interest paid of which no amortization in the six-month period ended June 30, 2018.

 Note 14 – Other non-current liabilities

	June 30, 2018	December 31, 2017
	US$	US$
Income tax payable-noncurrent (i)	98,350,762	98,630,817
Deferred income tax liabilities	8,089,356	9,267,501
Total other non-current liabilities	106,440,118	107,898,318

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

Note 15 – Stockholders' equity

The changes of each caption of stockholders' equity for the six-month period ended June 30, 2018 are as follows:

	Series B Preferred Stock		Common Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings	Comprehensive Loss	Stockholders' Equity
		US$		US$
Balance as of January 1, 2018	1,000,000	100	49,727,731	4,975	(92,694)	83,159,893	648,790,469	(19,084,743)	712,778,000
Net income	-	-	-	-	-	-	46,323,979	-	46,323,979
Other comprehensive income	-	-	-	-	-	-	-	(9,644,600)	(9,644,600)
Stock based compensation	-	-	-	-	-	2,630,065	-	-	2,630,065
Vesting of non-vested shares	-	-	560,000	56	-	(56)	-	-	-
Balance as of June 30, 2018	1,000,000	100	50,287,731	5,031	(92,694)	85,789,902	695,114,448	(28,729,343)	752,087,444

Note 16 – Stock based compensation

Non-vested shares

A summary of the non-vested shares activity for the six-month ended June 30, 2018 is as follows:
	Number of Nonvested Shares	Weighted Average Grant date Fair Value
		US$
Outstanding as of December 31, 2017	161,110	7.49
Granted	560,000	4.40
Vested	(560,000)	4.40
Outstanding as of June 30, 2018	161,110	7.49

The Company recognized US$2,547,273 and US$181,688 of compensation expense in general and administrative expenses relating to non-vested shares for the three-month periods ended June 30, 2018 and 2017, respectively, and US$2,630,065 and US$347,046 for the six-month periods ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was US$41,734 of total unrecognized compensation cost relating to non-vested shares, which is to be recognized over a weighted average period of 0.10 years.

Note 17 - Earnings per share

Basic and diluted earnings per share are calculated as follows:
	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2018	2017	2018	2017
	US$	US$	US$	US$
Net income	27,224,078	28,063,992	46,323,979	37,964,981
Less:
Earnings allocated to participating Series D convertible preferred stocks	(6,555,197)	(6,814,870)	(11,177,620)	(9,219,142)
Earnings allocated to participating nonvested shares	(66,007)	(160,703)	(112,552)	(217,469)
Net income for basic and diluted earnings per share	20,602,874	21,088,419	35,033,807	28,528,370

Denominator
Denominator for basic and diluted earnings per share	50,287,731	49,511,541	50,148,504	49,511,541

Earnings per share:
Basic and diluted	0.41	0.43	0.70	0.58

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month periods and six-month periods ended June 30, 2018 and 2017 because their effects are anti-dilutive:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2018	2017	2018	2017

Shares issuable upon conversion of Series D convertible preferred stocks	16,000,000	16,000,000	16,000,000	16,000,000

Note 18 - Commitments and contingencies

(1)    Lease commitments

Future minimum lease payments under non-cancellable operating leases agreements as of June 30, 2018 were as follows.

US$
Period from July 1, 2018 to December 31, 2018	1,396,237
Years ending December 31,
2019	1,650,201
2020	1,544,785
2021	1,469,489
2022	1,430,060
2023 and thereafter	22,464,854

Rental expenses incurred for operating leases of plant and equipment and office spaces were US$802,650 and US$894,643, and for the three-month periods ended June 30, 2018 and 2017, respectively, and US$1,384,004 and US$1,554,993 for the six-month periods ended June 30, 2018 and 2017, respectively.  There are no step rent provisions, escalation clauses, capital improvement funding requirements, other lease concessions or contingent rent in the lease agreements. The Company has no legal or contractual asset retirement obligations at the end of leases. The Company's leases do not contain any contingent rent payments terms.

(2)   Sichuan plant construction and equipment purchase

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1,800 million (equivalent to US$272.0 million) in property, plant and equipment and approximately RMB600 million (equivalent to US$90.7 million) in working capital, for the construction of Sichuan plant.  As of June 30, 2018, the Company has a remaining commitment of RMB54.8 million (equivalent to US$8.3 million) mainly for facility construction.

In September 2016, Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB17.0 million (equivalent to US$2.6 million) to purchase storage facility and testing equipment. Afterward, Sichuan Xinda cancelled two contracts with Hailezi for a consideration of RMB1.6 million (equivalent to US$0.2 million). As of June 30, 2018, Sichuan Xinda prepaid RMB6.0 million (equivalent to US$0.9 million) and has a remaining commitment of RMB9.4 million (equivalent to US$1.5 million).

On October 20, 2016, Sichuan Xinda entered into an equipment purchase contract with Peaceful for a total consideration of RMB89.8 million (equivalent to US$13.6 million) to purchase certain production and testing equipment. As of June 30, 2018, the Company has a commitment of RMB55.9 million (equivalent to US$8.5 million).

On November 15, 2016, Sichuan Xinda entered into decoration contract with Beijin Construction  to perform indoor and outdoor decoration work for a consideration of RMB237.6 million (equivalent to US$35.9 million).  On February 20, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform outdoor decoration work for a consideration of RMB2.9 million (equivalent to US$0.4 million). On June 10, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform ground decoration work for a consideration of RMB23.8 million (equivalent to US$3.6 million). As of June 30, 2018, Sichuan Xinda prepaid RMB119.8 million (equivalent to US$18.1 million) of which RMB72.1 million (equivalent to US$10.9 million) was transferred to construction in progress and has a remaining commitment of RMB144.5 million (equivalent to US$21.8 million).

In connection with the Nanchong Project mentioned in Note 6 (i), Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB2,242.8 million (equivalent to US$339.0 million) to purchase production equipment and testing equipment in March 2017.  By the end of June 2017, Sichuan Xinda expected to launch an integrated ERP system, which resulted in the equipment to be purchased under the original contracts with Hailezi not meeting the production requirements. Thus the original contracts have been terminated with the amount of RMB2,222.9 million (equivalent to US$336.0 million), and Hailezi agreed to refund the prepayment in the amount of RMB1,704.9 million (equivalent to US$257.7 million) by the end of March 2018, out of the total prepayment made by Sichuan Xinda of RMB1,722.9 million (equivalent to US$260.4 million). As of June 30, 2018, Hailezi has refunded the prepayment in the amount of RMB1,704.9 million (equivalent to US$257.7 million). As of June 30, 2018, Sichuan Xinda prepaid RMB18.0 million (equivalent to US$2.7 million) and has a remaining commitment of RMB1.9 million (equivalent to US$0.3 million).

In connection with the Nanchong Project, on June 21, 2018, Sichuan Xinda entered into another equipment purchase contracts with Hailezi to purchase production equipment and testing equipment for a consideration of RMB1,900 million (equivalent to US$287.2 million). Pursuant to the contracts with Hailezi, Sichuan Xinda have prepaid RMB1,260 million (equivalent to US$190.4 million) at the end of June 2018, and has a remaining commitment of RMB640 million (equivalent to US$96.8 million).

(3)    Heilongjiang plant construction and equipment purchase

In connection with the equipment purchase contracts with Hailezi signed on September 26, 2016 and February 28, 2017 mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB31.2 million (equivalent to US$4.7 million) as of June 30, 2018.

In connection with the "HLJ Project" mentioned in Note 6 (i), pursuant to the three investment agreements, the project total capital expenditure will be RMB4,015.0 million (equivalent to be US$606.8 million), among which the investment in fixed assets shall be no less than RMB3,295.0 million (equivalent to US$498.0 million) in total. Pursuant to the contracts with Hailezi signed in November 2017 mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB18.8 million (equivalent to US$2.9 million) as of June 30, 2018.

In connection with the HLJ project, on June 21, 2018, HLJ Xinda Group entered into another equipment purchase contract with Hailezi to purchase production equipment, which will be used for 300,000 metrics tons of biological based composite material, located in Harbin, for a consideration of RMB749.8 million (equivalent to US$113.3 million). Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB300.7 million (equivalent to US$45.5 million) as of June 30, 2018, and has remaining commitment of RMB449.1 million (equivalent to US$67.8 million).

In connection with the HLJ project, on June 25, 2018, HLJ Xinda Group entered into equipment purchase contracts with Ningbo Junzuo and Ningbo Junhu to purchase production equipment, which will be used for 300,000 metrics tons of biological based composite material, located in Harbin, for a total consideration of RMB1,156.4 million (equivalent to USD174.8 million). Pursuant to the contract with Ningbo Junzuo and Ningbo Junhu, HLJ Xinda Group has prepaid RMB400.0 million (equivalent to USD60.4 million) as of June 30, 2018 and has a remaining commitment of RMB756.4 million (equivalent to US$114.4 million).  On July 10, 2018, the Company signed supplemental contracts with Ningbo Junzuo and Ningbo Junhu to cancel the equipment purchase at the full price due to the equipment not meeting the requirements of the Company. On July 31, 2018, the Company received the full refund of RMB400.0 million (equivalent to US$60.4 million).

(4)    Dubai plant construction and equipment

On April 28, 2015, Dubai Xinda entered into a warehouse construction contract with Falcon Red Eye Contracting Co. L.L.C. for a total consideration of AED6.7 million (equivalent to US$1.8 million). As of June 30, 2018, the Company has a remaining commitment of AED3.3 million (equivalent to US$0.6 million).

(5)    Xinda CI (Beijing) office building decoration

On March 30, 2017, Xinda CI (Beijing) Investment Holding Co., Ltd. ("Xinda Beijing Investment") entered into a decoration contract with Beijing Fangyuan Decoration Engineering Co., Ltd. for a total consideration of RMB5.8 million (equivalent to US$0.9 million) to decorate office building. As of June 30, 2018, the decoration work in the amount of RMB2.0 million (equivalent to US$0.3 million) was recorded in construction in progress. As of June 30, 2018, the Company has a remaining commitment of RMB3.8 million (equivalent to US$0.6 million).

On June 9, 2017, Xinda CI (Beijing) entered into a decoration contract with Beijing Zhonghongwufang Stone Co., Ltd for a total consideration of RMB1.2 million (equivalent to US$0.2 million) to decorate office building. As of June 30, 2018, the decoration work in the amount of RMB0.6 million (equivalent to US$0.1 million) was recorded in construction in progress. As of June 30, 2018, the Company has a remaining commitment of RMB0.6 million (equivalent to US$0.1 million).

(6)    Xinda Shanghai Research & Development office building

In connection with the building purchase contract mentioned in Note 6 (ii), HLJ Xinda Group has a remaining commitment of RMB108.3 million (equivalent to US$16.3 million) as of June 30, 2018.

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

Overview

China XD is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China, and to a lesser extent, in Dubai, UAE. Through our wholly-owned operating subsidiaries in China and UAE, we develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 464 certifications from manufacturers in the automobile industry as of June 30, 2018. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province.  Our Research and Development (the "R&D") team consists of 269 professionals and 7 consultants, including one consultant who is a member of Chinese Academy of Engineering. As a result of the integration of our academic and technological expertise, we have a portfolio of 505 patents, 32 of which we have obtained the patent rights and the remaining 473 of which we have applications pending in China as of June 30, 2018.

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

The Company's products are primarily used in the production of exterior and interior trim and functional components of 31 automobile brands and 103 automobile models manufactured in China, including Audi, Mercedes Benz, BMW, Toyota, Buick, Chevrolet, Mazda, Volvo, Ford, Citroen, Jinbei, VW Passat, Golf, Jetta, etc.  Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing plants in Harbin, Heilongjiang in the PRC. As of June 30, 2018, in Harbin, Heilongjiang Province, we had approximately 290,000 metric tons of production capacity across 64 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwanese conveyer systems. In December 2013, we broke ground on the construction of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total domestic installed production capacity to 690,000 metric tons with additional 70 new production lines at the completion of the construction of our fourth production plant. Sichuan Xinda has supplied to its customers since 2013. We installed 50 production lines in the second half of 2016 in our Sichuan plant with production capacity of 216,000 metric tons during the year of 2017.  As of June 30, 2018, there is still construction ongoing on the site of our Sichuan plant which is to be expected to be completed by the end of the September of 2018. In order to meet the increasing demand from our customer in the ROK and to develop potential overseas markets, Dubai Xinda obtained one leased property and two purchased properties, approximately 52,530 square meters in total, including one leased 10,000 square meters, and two purchased 20,206 and 22,324 square meters on January 25, 2015, June 28, 2016 and September 21, 2016, respectively, from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE, with constructed building comprising warehouses, offices and service blocks. In addition to the earlier 10 trial production lines in Dubai Xinda, the Company is planning to complete installing 45 production lines with 12,000 metric tons of annual production capacity by the end of August 2018, and an additional 50 production lines with 13,000 metric tons of annual production capacity by end of 2018, bringing total installed production capacity in Dubai Xinda to 25,000 metric tons, targeting high-end products for the overseas market.

In July 2017, the HLJ Xinda Group launched new industrial development project with the Management Committee of Harbin Economic-Technological Development Zone. It includes an industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics, which we expect will be completed by the end of September 2018. Also included is an industrial project for 300,000 metric tons of biological composite materials, an industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory, all of which we expect to be completed by the end of July 2019.

Highlights for the three months ended June 30, 2018 include:

● Revenues were $317.3 million, an increase of 1.2% from $313.6 million in the second quarter of 2017
● Gross profit was $56.2 million, a decrease of 10.9% from $63.1 million in the second quarter of 2017
● Gross profit margin was 17.7%, compared to 20.1% in the second quarter of 2017
● Net income was $27.2 million, compared to $28.1million in the second quarter of 2017
● Total volume shipped was 103,678 metric tons, a decrease of 0.9% from 104,617 metric tons in the second quarter of 2017

Results of Operations

The following table sets forth, for the periods indicated, statements of income data in thousands of USD:

(in millions, except percentage)	Three-Month Period Ended			Six-Month Period Ended
	June 30,		Change	June 30,		Change
	2018	2017	%	2018	2017	%
Revenues	317.3	313.6	1.2%	627.8	551.4	13.9%
Cost of revenues	(261.1)	(250.5)	4.2%	(517.8)	(453.5)	14.2%
Gross profit	56.2	63.1	(10.9)%	110.0	97.9	12.4%
Total operating expenses	(20.2)	(19.1)	5.8%	(35.2)	(32.5)	8.3%
Operating income	36.0	44.0	(18.2)%	74.8	65.4	14.4%
Income before income taxes	32.7	32.2	1.6%	58.0	45.7	26.9%
Income tax expense	(5.5)	(4.1)	34.1%	(11.7)	(7.7)	51.9%
Net income	27.2	28.1	(3.2)%	46.3	38.0	21.8%

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Revenues

Revenues were US$317.3 million in the second quarter ended June 30, 2018, an increase of US$3.7 million, or 1.2%, compared to US$313.6 million in the same period of last year, as a combined result of i) a depreciation of USD against RMB by 7.0%; partially offset by: ii) a decrease of 5.0% in the average RMB selling price of our products; and iii) a decrease of 0.9% in sales volume , as compared with those of last year.

(i) Domestic market

For the three months ended June 30, 2018, revenue from domestic market increased by US$37.0 million due to: i) an increase of 2.2% in sales volume; ii) a depreciation of USD against RMB by 7.0%; and iii) an increase of 2.8% in the average RMB selling price of our products, as compared with those of last year.

According to the China Association of Automobile Manufacturers, automobile production and sales in China increased by 4.15% and 5.57%, respectively, for the first half year of 2018 as compared to the same period of 2017.

An improvement in macroeconomic conditions since 2017 has improved business conditions and ease pricing pressures.

Driven by accelerating growth of 1.5% in Northeast China, 120.8% in Central China, 111.0% in South China, 52.1% in Southwest China, 1.0% in North China, and 1.7% in East China, our domestic sales during the three months ended June 30, 2018 increased by 13.0%, as compared to the same period of the prior year.

As for the RMB selling price, the increase was mainly due to more sales of higher-end products of modified PA66, PLA and PPO in China.

(ii) Overseas market

For the three months ended June 30, 2018, revenues from overseas market was US$53,353 as compared to US$33.0 million of that in 2017.

The Company has tried to develop new customers overseas besides the existing ROK customer.  The sales with this ROK customer was suspended due to the accounts receivable balance overdue situation.  As of June 30, 2018, the ROK customer has an outstanding balance of US$46.6 million, among which balance of US$10.2 million was overdue for less than 3 months, US$32.4 million was 3-6 month past due, US$4.0 million was overdue for 7-12 month past due.  The ROK customer expected to pay off the outstanding balance by September 2018.  As the accounts receivable balance was overdue, the Company suspended sales to the ROK customer in 2018.

(in millions, except percentage)	Revenues For the Three-Month Period Ended June 30,
	2018		2017		Change in	Change in
	Amount	%	Amount	%	Amount	%
Modified Polyamide 66 (PA66)	88.1	27.8%	75.4	24.0%	12.7	16.8%

Modified Polyamide 6 (PA6)	62.3	19.6%	59.4	18.9%	2.9	4.9%

Plastic Alloy	79.4	25.0%	101.9	32.5%	(22.5)	(22.1)%

Modified Polypropylene (PP)	47.2	14.9%	49.8	15.9%	(2.6)	(5.2)%

Modified Acrylonitrile butadiene styrene (ABS)	8.2	2.6%	8.1	2.7%	0.1	1.2%

Polyoxymethylenes (POM)	2.8	0.9%	2.2	0.7%	0.6	27.2%

Polyphenylene Oxide (PPO)	6.5	2.0%	4.8	1.5%	1.7	35.4%

Modified Polylactic Acid (PLA)	22.8	7.2%	12.0	3.8%	10.8	90.0%

Raw Materials	0.0	0.0%	0.0	0.0%	0.0	N/A
Total Revenues	317.3	100%	313.6	100%	3.7	1.2%

The following table summarizes the breakdown of metric tons (MT) by product mix:
(in MTs, except percentage)	Sales Volume For the Three-Month Period Ended June 30,
	2018		2017		Change in	Change in
	MT	%	MT	%	MT	%
Modified Polyamide 66 (PA66)	21,166	20.4%	17,982	17.3%	3,184	17.7%

Modified Polyamide 6 (PA6)	19,250	18.6%	18,821	18.0%	429	2.3%

Plastic Alloy	25,908	25.0%	30,483	29.1%	(4,575)	(15.0)%

Modified Polypropylene (PP)	29,447	28.4%	30,893	29.5%	(1,446)	(4.7)%

Modified Acrylonitrile butadiene styrene (ABS)	3,784	3.6%	3,738	3.6%	46	1.2%

Polyoxymethylenes (POM)	755	0.7%	752	0.7%	3	0.4%

Polyphenylene Oxide (PPO)	1,035	1.0%	765	0.7%	270	35.3%

Modified Polylactic Acid (PLA)	2,333	2.3%	1,183	1.1%	1,150	97.2%

Raw Materials	0.0	0.0%	0.0	0.0%	-	N/A

Total Sales Volume	103,678	100%	104,617	100%	(939)	(0.9)%

The Company continued to shift production mix from traditional lower-end products to higher-end products such as PA66, PA6, POM, PPO, and PLA, primarily due to (i) greater growth potential of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) better quality demand from and consumer recognition of higher-end cars made by automotive manufacturers from Chinese and Germany joint ventures, Sino-U.S. and Sino-Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Profit Margin

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2018	2017	Amount	%
Gross Profit	$56.2	$63.1	$(6.9)	(10.9)%
Gross Profit Margin	17.7%	20.1%		(2.4)%

Gross profit was US$56.2 million in the second quarter ended June 30, 2018, compared to US$63.1 million in the same period of 2017. Our gross margin decreased to 17.7% during the second quarter ended June 30, 2018 from 20.1% during the same quarter of 2017 primarily because there was no overseas sales in the second quarter ended June 30, 2018 which usually contains high profits products sales.

General and Administrative Expenses

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2018	2017	Amount	%
General and Administrative Expenses	$11.3	$8.8	$2.5	28.4%
as a percentage of revenues	3.6%	2.8%		0.8%

General and administrative (G&A) expenses were US$11.3 million for the quarter ended June 30, 2018 compared to US$8.8 million in the same period in 2017, representing an increase of 28.4%, or US$2.5 million. The increase was primarily due to the increase of (i) US$2.4 million in stock based compensation and (ii) US$0.1 million in salary and welfare resulting from the increase in the number of management and general staff from supporting departments.

Research and Development Expenses

	Three–Month Period Ended June 30,		Change
(in millions, except percentage)	2018	2017	Amount	%
Research and Development Expenses	$5.3	$9.5	$(4.2)	(44.2)%
as a percentage of revenues	1.7%	3.0%		(1.3)%

R&D expenses were US$5.3 million during the quarter ended June 30, 2018 compared with US$9.5 million during the same period in 2017, a decrease of US$4.2 million, or 44.2%. The decrease was primarily due to the decrease of raw materials used.
As of June 30, 2018, the number of ongoing research and development projects was 401. We expect to complete and commence to realize economic benefits from approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.

Operating Income

Total operating income was US$36.0 million in the second quarter ended June 30, 2018 compared to $44.0 million in the same period of 2017, representing a decrease of 18.2% or US$8.0 million. This decrease is primarily due to lower gross profit, higher selling expenses and G&A expenses, partially offset by lower R&D expenses.

Interest Income (Expenses)

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2018	2017	Amount	%
Interest Income	$1.0	$1.0	$-	-%
Interest Expenses	(11.3)	(12.0)	0.7	(5.8)%
Net Interest Expenses	$(10.3)	$(11.0)	$0.7	(6.4)%
as a percentage of revenues	(3.3)%	(3.5)%		0.2%

Net interest expenses were US$10.3 million for the three-month period ended June 30, 2018, compared to $11.0 million in the same period of 2017, representing a decrease of 6.4% or US$0.7 million, primarily due to (i) the decrease of interest expense resulting from the weighted average loan interest rate decreased to  4.6% for the three-month period ended June 30, 2018 as compared to 4.9% of the same period of 2017; and partially offset by (ii) the increase of average short-term and long-term loan balance in the amount of US$925.0 million for the three-month period ended June 30, 2018 compared to US$849.0 million for the same period in 2017.

Income Taxes

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2018	2017	Amount	%
Income before Income Taxes	$32.7	$32.2	$0.5	1.6%
Income Tax Expense	(5.5)	(4.1)	(1.4)	34.1%
Effective income tax rate	16.8%	12.8%		4.0%

The effective income tax rates for the three-month periods ended June 30, 2018 and 2018 were 16.8% and 12.8%, respectively. The increase of effective income tax rate was primarily due to increase of continuous operating losses occurred in overseas subsidiaries such as Dubai Xinda and Xinda Holding (HK), the decrease of 50% additional deduction of R&D expense and partially offset by the increase of Sichuan Xinda’s PBT percentage within the consolidating entities. The effective income tax rate for the three-month ended June 30, 2018 differs from the PRC statutory income tax rate of 25% primarily due to Sichuan Xinda's preferential income tax rate, the reversal of the unrecognized tax benefits accrued in year 2012 and 50% additional deduction of R&D expenses of the major PRC operating entities.

Our PRC and Dubai subsidiaries have US$447.3 million of cash and cash equivalents, restricted cash and time deposits as of June 30, 2018, which are planned to be indefinitely reinvested in the PRC and Dubai. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries. In addition, due to our policy of indefinitely reinvesting our earnings in Dubai, UAE, we have not provided for deferred income tax liabilities related to Dubai Xinda in Dubai, UAE, on undistributed earnings.

Net Income

As a result of the above factors, we had a net income of US$27.2 million in the second quarter of 2018 compared to a net income of US$28.1 million in the same quarter of 2017.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Revenues

Revenues were US$627.8 million in the six-month period ended June 30, 2018, an increase of US$76.4 million, or 13.9%, compared with US$551.4 million in the same period of last year, as a combined result of: i) an increase of 10.5% in sales volume; ii) a depreciation of USD against RMB by 7.3%; and iii) partially offset by a decrease of 4.5% in the average RMB selling price of our products, as compared with those of last year.

According to the China Association of Automobile Manufacturers, Automobile production and sales in China increased by 4.15% and 5.57%, respectively, for the first six months of 2018 as compared to the same period of 2017. An improvement in macroeconomic conditions since 2017 has improved business conditions. Driven by increased growth of 147.3% in Central China, 116.7% in South China, 68.1% in Southwest China and 12.3% in North China, and 4.4% in Northeast China. Domestic sales during the six-month period ended June 30, 2018 increased by 21.1% as compared to the same period of the prior year.

As for the RMB selling price, the Company also implemented a marketing strategy of offering products with lower RMB pricing to further penetrate the new regional markets in Central China and Southwest China.

Overseas sales were US$108,207 in the six-month period ended June 30, 2018 as compared to US$33.0 million in the same period of the prior year. The Company has tried to develop new customers overseas besides the existing ROK customer.  The sales with this ROK customer was suspended due to the accounts receivable balance overdue situation.

The following table summarizes the breakdown of revenues by categories in millions of US$:
(in millions, except percentage)	Revenues For the Six-Month Period Ended June 30,
	2018		2017		Change in	Change in
	Amount	%	Amount	%	Amount	%
Modified Polyamide 66 (PA66)	169.9	27.1%	140.1	25.4%	29.8	21.3%

Modified Polyamide 6 (PA6)	126.3	20.1%	117.0	21.2%	9.3	7.9%

Plastic Alloy	158.0	25.1%	164.6	29.9%	(6.6)	(4.0)%

Modified Polypropylene (PP)	97.4	15.5%	87.8	15.9%	9.6	10.9%

Modified Acrylonitrile butadiene styrene (ABS)	16.8	2.7%	14.5	2.6%	2.3	15.9%

Modified Polylactic Acid (PLA)	43.7	7.0%	12.1	2.2%	31.6	261.2%

Polyphenylene Oxide (PPO)	10.8	1.7%	10.6	1.9%	0.2	1.9%

Polyoxymethylenes (POM)	4.9	0.8%	4.7	0.9%	0.2	4.3%

Raw Materials	0.0	0.0%	0.0	0.0%	0.0	N/A
Total Revenues	627.8	100%	551.4	100%	76.4	13.9%

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Six-Month Period Ended June 30,
	2018		2017
	MT	%	MT	%	Change in MT	Change in %
Modified Polyamide 66 (PA66)	40,757	19.4%	32,590	17.2%	8,167	25.1%

Modified Polyamide 6 (PA6)	40,146	19.1%	36,825	19.4%	3,321	9.0%

Plastic Alloy	52,695	25.1%	55,003	28.9%	(2,308)	(4.2)%

Modified Polypropylene (PP)	61,060	29.1%	54,321	28.6%	6,739	12.4%

Modified Acrylonitrile butadiene styrene (ABS)	7,707	3.7%	6,600	3.5%	1,107	16.8%

Modified Polylactic Acid (PLA)	4,459	2.1%	1,194	0.6%	3,265	273.5%

Polyphenylene Oxide (PPO)	1,725	0.8%	1,670	0.9%	55	3.3%

Polyoxymethylenes (POM)	1,365	0.7%	1,614	0.8%	(249)	(15.4)%

Raw Materials	0.0	0.0%	216	0.1%	(216)	(100.0)%
Total Sales Volume	209,914	100%	190,033	100%	19,881	10.5%

The Company continued to shift production mix from traditional ABS to higher-end products such as PA66, PA6, PLA and PPO, primarily due to (i) greater growth potential of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) better quality demand from and consumer recognition of higher-end cars made by automotive manufacturers from Chinese and Germany joint ventures, Sino-U.S. and Sino-Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Profit Margin

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2018	2017	Amount	%
Gross Profit	$110.0	$97.9	$12.1	12.4%
Gross Profit Margin	17.5%	17.8%		(0.3)%

Gross profit was US$110.0 million during the six months ended June 30, 2018, as compared to US$97.9 million in the same period of 2017. Our gross margin decreased to 17.5% during the six months ended June 30, 2018 from 17.8% during the same quarter of 2017 primarily because there was no overseas sales in 2018 which usually contains high profits products sales.

General and Administrative Expenses
	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2018	2017	Amount	%
General and Administrative Expenses	$20.2	$15.9	$4.3	27.0%
as a percentage of revenues	3.2%	2.9%		0.3%

General and administrative (G&A) expenses were US$20.2 million in the six-month period ended June 30, 2018 compared to US$15.9 million in the same period in 2017, representing an increase of 27.0%, or US$4.3 million. The increase was primarily due to the increase of (i) US$2.4 million in stock based compensation; (ii) US$1.0 million in professional fee; and (iii) US$0.9 million in salary and welfare, which was resulted from the increase in the number of management and general staff from supporting departments and in the average salary.

Research and Development Expenses

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2018	2017	Amount	%
Research and Development Expenses	$10.3	$15.4	$(5.1)	(33.1)%
as a percentage of revenues	1.6%	2.8%		(1.2)%

Research and development (R&D) expenses were US$10.3 million during for the six months ended June 30, 2018 compared with US$15.4 million during the same period in 2017, a decrease of US$5.1 million, or 33.1%. The decrease was primarily due to the decrease of raw materials used.

As of June 30, 2018, the number of ongoing research and development projects was 401. We expect to complete and commence to realize economic benefits from approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.

Operating Income

Total operating income was US$74.8 million for the six months ended June 30, 2018 compared to US$65.4 million in the same period of 2017, representing an increase of 14.4% or US$9.4 million. This increase is primarily due to increased gross profit, lower research and development expenses and partially offset by higher selling expenses and G&A expenses.

Interest Income (Expenses)

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2018	2017	Amount	%
Interest Income	$3.3	$2.1	$1.2	57.1%
Interest Expenses	(24.2)	(22.0)	(2.2)	10.0%
Net Interest Expenses	$(20.9)	$(19.9)	$(1.0)	5.0%
as a percentage of revenues	(3.3)%	(3.6)%		0.3%

Net interest expenses were US$20.9 million for the six-month period ended June 30, 2018, compared to $19.9 million in the same period of 2017, representing an increase of 5.0% or US$1.0 million, primarily due to (i) the increase of  average short-term and long-term loan balance in the amount of US$917.0 million for the six-month period ended June 30, 2018 compared to US$818.7 million of the same period in 2017; (ii) the decrease of interest income resulting from the average interest rate decreased to 1.2% for the six-month period ended June 30, 2018 compared to 1.3% of the same period in 2017; partially offset by the decrease of interest expense resulting from the average loan interest rate decreased to 4.5% for the six-month period ended June 30, 2018 compared to 4.8% of the same period in 2017, and (iv) the increase of average deposit balance in the amount of US$1,131.7 million for the six-month period ended June 30, 2017 compared to US$752.6 million for the same period in 2017.

Income Taxes

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2018	2017	Amount	%
Income before Income Taxes	$58.0	$45.7	$12.3	26.9%
Income Tax Expense	(11.7)	(7.7)	(4.0)	51.9%
Effective income tax rate	20.2%	16.8%		3.4%

The effective income tax rates for the six-month periods ended June 30, 2018 and 2017 were 20.2% and 16.8%, respectively.  The effective income tax rate increased from 16.8% for the six-month period ended June 30, 2017 to 20.2% for the six-month period ended June 30, 2018, primarily due to the increase of continuous operating losses occurred in overseas subsidiaries such as Dubai Xinda and Xinda Holding (HK), the decrease of 50% additional deduction of R&D expense and partially offset by the increase of Sichuan Xinda’s PBT percentage within the consolidating entities. The effective income tax rate for the six-month period ended June 30, 2018 differs from the PRC statutory income tax rate of 25% primarily due to Sichuan Xinda's preferential income tax rate, the reversal of the unrecognized tax benefits in year 2012 and 50% additional deduction of R&D expenses of the major PRC operating entities.

Net Income

As a result of the above factors, we had a net income of US$46.3 million for the six months ended June 30, 2018 compared to net income of US$38.0 million in the same period of 2017.

Selected Balance Sheet Data as of June 30, 2018 and December 31, 2017:
	June 30, 2018	December 31, 2017	Change
(in millions, except percentage)			Amount	%
Cash and cash equivalents	72.7	190.4	(117.7)	(61.8)%
Restricted cash	263.3	129.7	133.6	103.0%
Time deposits	113.4	288.0	(174.6)	(60.6)%
Accounts receivable, net of allowance for doubtful accounts	308.6	298.9	9.7	3.2%
Inventories	549.8	421.7	128.1	30.4%
Prepaid expenses and other current assets	85.2	144.3	(59.1)	(41.0)%
Property, plant and equipment, net	813.8	835.6	(21.8)	(2.6)%
Land use rights, net	31.2	31.9	(0.7)	(2.2)%
Prepayments to equipment and construction suppliers	507.3	190.6	316.7	166.2%
Other non-current assets	16.1	12.9	3.2	24.8%
Total assets	2,761.4	2,544.1	217.3	8.5%
Short-term bank loans, including current portion of long-term bank loans	635.5	775.4	(139.9)	(18.0)%
Bills payable	519.5	252.8	266.7	105.5%
Accounts payable	166.7	228.0	(61.3)	(26.9)%
Amounts due to a related party	75.6	-	75.6	N/A
Income taxes payable, including noncurrent portion	107.7	108.4	(0.7)	(0.6)%
Accrued expenses and other current liabilities	153.4	138.6	14.8	10.7%
Long-term bank loans, excluding current portion	132.3	114.2	18.1	15.8%
Deferred income	105.7	99.2	6.5	6.6%
Redeemable Series D convertible preferred stock	97.6	97.6	-	-%
Stockholders' equity	752.1	712.8	39.3	5.5%

Our financial condition continued to improve as measured by an increase of 5.5% in stockholders' equity as of June 30, 2018 as compared to that of December 31, 2017. Cash and cash equivalents, restricted cash and time deposits decreased by 26.1% or US$158.7 million due to the financing and investing cash outflows. Inventories increased by 30.4% as a result of more purchases of the raw materials and the Company's strategy to stock up the finished goods for the upcoming order.  Prepaid expenses and other current assets decreased by 41.0% or US$59.1 million as Sichuan Xinda received the refund of prepayment from Hailezi in January 2018. Prepayments to equipment and construction suppliers increased by 166.2% or US$316.7 million because HLJ Xinda Group prepaid to Hailezi to purchase equipment for the industrial project of upgrading existing equipment for 300,000 metric tons of biological based composite material and 100,000 metric tons of engineering plastics and Sichuan Xinda prepaid to Hailezi to purchase equipment for the production of 300,000 metric tons of bio-composite materials. The aggregate short-term and long-term bank loans decreased by 13.7% due to the repayments of the loans. We define the manageable debt level as the sum of aggregate short-term and long-term loans, and notes payable over total assets.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production lines. We have financed these requirements primarily from cash generated from operations, bank borrowings and the issuance of our convertible preferred stocks and debt financings. As of June 30, 2018 and December 31, 2017, we had US$449.4 million and US$608.1 million, respectively, in the total amount of cash and cash equivalents, restricted cash and time deposits, which were primarily deposited with banks in China (including Hong Kong and Macau SAR), UAE and U.S. As of June 30, 2018, we had US$635.5 million outstanding short-term bank loans (including the current portion of long-term bank loans), including US$322.2 million unsecured loan and US$68.0 million loans secured by accounts receivable, US$69.5 million loans secured by restricted cash, and US$175.8 long-term bank loans that due in one year. We also had US$132.3 million unsecured long-term loans (excluding the current portion). Short-term and long-term bank loans in total bear a weighted average interest rate of 4.4% per annum and do not contain any renewal terms. We have historically been able to make repayments when due.

A summary of lines of credit for the six-month period ended June 30, 2018 and the remaining line of credit as of June 30, 2018 is as below:
(in millions)	June 30, 2018
	Lines of Credit, Obtained			Remaining Available
Name of Financial Institution	Date of Approval	RMB	USD	USD
Bank of Communication	August 13, 2017	300.0	45.3	45.3
China Everbright Bank	July 19, 2017	100.0	15.1	15.1
China CITIC Bank	February 26 , 2017	100.0	15.1	15.1
Bank of China	July 28, 2017	1,397.1	211.2	136.1
China Construction Bank	December 27, 2017	150.0	22.7	-
Bank of Longjiang, Heilongjiang	September 12, 2017	515.0	77.8	-
Industrial & Commercial Bank of China (ICBC)	September 18, 2017	1,300.0	196.5	91.6
Agriculture Bank of China	March 15, 2018	200.0	30.2	-
Export-Import Bank of China	September 2, 2017	200.0	30.2	30.2
Postal Savings Bank of China	April 19, 2018	400.0	60.5	30.2
Kunlun Bank	August 23, 2017	20.0	3.0	-
Sichuan Tianfu Bank	February 12, 2018	50.0	7.6	-
Nanchong Shuntou Development Group Ltc.	January 30,2018	530.0	80.1	-
Standard Chartered Bank	August 22, 2016	895.3	135.3	0.6
Daqing State owned assets management company	December 1, 2017	200.0	30.2	14.0
Nanchong Rural Commercial Bank	January 30, 2018	250.0	37.8	-
Harbin Aviation Automobile Industry Development Co., Ltd.	June 8, 2018	100.0	15.1	-
Subtotal (credit term<=1 year)		6,707.4	1013.7	378.2
Bank of China	July 28, 2016	275.0	41.6	12.1
Bank of Longjiang, Heilongjiang	November 28, 2017	685.0	103.5	0.7
Subtotal (credit term>1 year)		960.0	145.1	12.8
Total		7,667.4	1,158.8	391.0

We have historically been able to make repayments when due. As of June 30, 2018, we have contractual obligations to pay (i) lease commitments in the amount of US$29.9 million, including US$1.6 million due in one year; (ii) equipment acquisition and facility construction in the amount of US$344.6 million; and (iii) long-term bank loan in the amount of US$335.9 million (including principals and interests).

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

The following table sets forth a summary of our cash flows for the periods indicated.

	Six-Month Period Ended June 30,
(in millions US$)	2018	2017
Net cash provided by operating activities	152.6	166.6
Net cash used in investing activities	(90.0)	(176.3)
Net cash (used in) provided by financing activities	(41.2)	130.1
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(5.5)	8.0
Net increase in cash, cash equivalents, and restricted cash	15.9	128.4
Cash, cash equivalents, and restricted cash at the beginning of period	320.1	271.6
Cash, cash equivalents, and restricted cash at the end of period	336.0	400.0

Operating Activities

Net cash provided by operating activities was US$152.6 million for the six-month period ended June 30, 2018, as compared to US$166.6 million provided in operating activities for the six-month period ended June 30, 2017, due to (i) the decrease of approximately US$140.6 million in cash collected from our customers for the six-month period ended June 30, 2018, (ii) the increase of US$5.4 million in income tax payments for the six-month period ended June 30, 2018, (iii) the increase of US$1.6 million option contracts loss and (iv) the increase of US$5.9 million interest payments, partially offset by (v) the decrease of approximately US$139.1 million in cash operating payments, including raw material purchases, rental and personnel costs and (vi) the increase of US$0.4 million received from government grant.

Investing Activities

Net cash used in the investing activities was US$90.0 million for the six-month period ended June 30, 2018 as compared to US$176.3 million for the same period of last year, due to (i) the increase of US$143.3 million proceeds from maturity of time deposits, (ii) the increase of US$3.5 million government grant, (iii) the decrease of US$6.2 million acquisition of land use right, (iv) the decrease of US$5.2 million purchase of time deposits, partially offset by (v) the increase of US$53.2 million purchase of property, plant and equipment, (vi) the decrease of US$15.1 million refund of deposit from an equipment supplier and the increase of US$3.6 million deposits for acquisition of equity.

Financing Activities

Net cash used in the financing activities was US$41.2 million for the six-month period ended June 30, 2018, as compared to US$130.1 million provided by financing activities for the same period of last year, primarily as a result of (i) the increase of US$275.9 million repayments of bank borrowings for the three-month period ended June 30, 2018, partially offset by (ii) the increase of the proceeds of US$29.0 million from bank borrowings and (iii) the increase of US$75.6 million in investment received in advance from a related party.

As of June 30, 2018, our cash, cash equivalents and restricted cash balance was US$336.0 million, as compared to US$320.1 million at December 31, 2017.

Days Sales Outstanding ("DSO") has decreased from 99 days for the year ended December 31, 2017 to 87 days for the six-month period ended June 30, 2018 as a result of faster accounts receivable collection from the domestic customers.

It takes shorter to collect from our customers. We believe that our DSO is well below industry average Industry Standard Customer and Supplier Payment Terms (days) as below:
	Six-month period ended June 30, 2018	Year ended December 31, 2017
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Supplier Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days

Inventory turnover days have increased from 120 days for the year ended December 31, 2017 to 169 days for the six-month period ended June 30, 2018. Turnover days of payables have decreased from 94 days for the year ended December 31, 2017 to 69 days for the six-month period ended June 30, 2018.

Based on past performance and current expectations, we believe our cash and cash equivalents provided by operating activities will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations for at least the next 12 months.

The majority of the Company's revenues and expenses were denominated primarily in Renminbi ("RMB"), the currency of the People's Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable.  Inflation has not had a material impact on the Company's business.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of June 30, 2018 are as follows:
Contractual obligations	Total	Payment due less than 1 year	1 – 3 years	3-5 years	More than 5 years
Lease commitments	29,955,626	1,615,671	3,149,807	2,869,977	22,320,171
Purchase of plant, equipment and construction in progress (2)	344,628,236	344,269,145	359,091	-	-
Long-term bank loans (1)	335,899,862	179,089,554	59,832,877	54,293,684	42,683,747
Total	710,483,724	524,974,370	63,341,775	57,163,661	65,003,918

(1)  Includes interest of US$27.4 million accrued at the interest rate under the loan agreements. For borrowings with a floating rate, the most recent rate as of June 30, 2018 was applied.

(2)   Sichuan plant construction and equipment purchase

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1,800 million in property, plant and equipment and approximately RMB600 million in working capital, for the construction of Sichuan plant.  As of June 30, 2018, the Company has a remaining commitment of RMB54.8 million (equivalent to US$8.3 million) mainly for facility construction.

In September 2016, Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB17.0 million (equivalent to US$2.6 million) to purchase storage facility and testing equipment. Afterward, Sichuan Xinda cancelled two contracts with Hailezi for a consideration of RMB1.6 million (equivalent to US$0.2 million). As of June 30, 2018, Sichuan Xinda prepaid RMB6.0 million (equivalent to US$0.9 million) and has a remaining commitment of RMB9.4 million (equivalent to US$1.5 million).

On October 20, 2016, Sichuan Xinda entered into an equipment purchase contract with Peaceful for a total consideration of RMB89.8 million (equivalent to US$13.6 million) to purchase certain production and testing equipment. As of June 30, 2018, the Company has a commitment of RMB55.9 million (equivalent to US$8.5 million).

On November 15, 2016, Sichuan Xinda entered into decoration contract with Beijin Construction  to perform indoor and outdoor decoration work for a consideration of RMB237.6 million (equivalent to US$35.9 million).  On February 20, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform outdoor decoration work for a consideration of RMB2.9 million (equivalent to US$0.4 million). On June 10, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform ground decoration work for a consideration of RMB23.8 million (equivalent to US$3.6 million). As of June 30, 2018, Sichuan Xinda prepaid RMB119.8 million (equivalent to US$18.1 million) of which RMB72.1 million (equivalent to US$10.9 million) was transferred to construction in progress and has a remaining commitment of RMB144.5 million (equivalent to US$21.8 million).

In connection with the Nanchong Project mentioned in Note 6 (i), Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB2,242.8 million (equivalent to US$339.0 million) to purchase production equipment and testing equipment in March 2017.  By the end of June 2017, Sichuan Xinda expected to launch an integrated ERP system, which resulted in the equipment to be purchased under the original contracts with Hailezi not meeting the production requirements. Thus the original contracts have been terminated with the amount of RMB2,222.9 million (equivalent to US$336.0 million), and Hailezi agreed to refund the prepayment in the amount of RMB1,704.9 million (equivalent to US$257.7 million) by the end of March 2018, out of the total prepayment made by Sichuan Xinda of RMB1,722.9 million (equivalent to US$260.4 million). As of June 30, 2018, Hailezi has refunded the prepayment in the amount of RMB1,704.9 million (equivalent to US$257.7 million). As of June 30, 2018, Sichuan Xinda prepaid RMB18.0 million (equivalent to US$2.7 million) and has a remaining commitment of RMB1.9 million (equivalent to US$0.3 million).

In connection with the Nanchong Project, on 21 June 2018, Sichuan Xinda entered into another equipment purchase contracts with Hailezi to purchase production equipment and testing equipment for a consideration of RMB1,900 million (equivalent to US$287.2 million). Pursuant to the contracts with Hailezi, Sichuan Xinda have prepaid RMB1,260 million (equivalent to US$190.4 million) at the end of June 2018, and has a remaining commitment of RMB640 million (equivalent to US$96.8 million).

(3)    Heilongjiang plant construction and equipment purchase

In connection with the equipment purchase contracts with Hailezi signed On September 26, 2016 and February 28, 2017 mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB31.2 million (equivalent to US$4.7 million) as of June 30, 2018.

In connection with the "HLJ Project" mentioned in Note 6 (i), pursuant to the three investment agreements, the project total capital expenditure will be RMB4,015.0 million (equivalent to be US$606.8 million), among which the investment in fixed assets shall be no less than RMB3,295.0 million (equivalent to US$498.0 million) in total. Pursuant to the contracts with Hailezi signed in November, 2017 mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB18.8 million (equivalent to US$2.9 million) as of June 30, 2018.

In connection with the HLJ project, on June 21, 2018, HLJ Xinda Group entered into an equipment purchase contract with Hailezi to purchase production equipment, which will be used for 300,000 metrics tons of biological based composite material, located in Harbin, for a consideration of RMB749.8 million (equivalent to US$113.3 million). Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB300.7 million (equivalent to US$45.5 million) as of June 30, 2018, and has a remaining commitment of RMB449.1 million (equivalent to US$67.8 million).

In connection with the HLJ project, on June 25, 2018, HLJ Xinda Group entered into equipment purchase contracts with Ningbo Junzuo and Ningbo Junhu to purchase production equipment, which will be used for 300,000 metrics tons of biological based composite material, located in Harbin, for a total consideration of RMB1,156.4 million (equivalent to US$174.8 million). Pursuant to the contract with Ningbo Junzuo and Ningbo Junhu, HLJ Xinda Group has prepaid RMB400.0 million (equivalent to US$60.4 million) as of June 30, 2018, and has a remaining commitment of RMB756.4 million (equivalent to US$114.4 million). On July 10, 2018, the Company signed supplemental contracts with Ningbo Junzuo and Ningbo Junhu to cancel the equipment purchase at the full price due to the equipment not meeting the requirements of the Company. On July 31, 2018, the Company received the full refund of RMB400.0 million (equivalent to US$60.4 million).

(4)    Dubai plant construction and equipment

On April 28, 2015, Dubai Xinda entered into a warehouse construction contract with Falcon Red Eye Contracting Co. L.L.C. for a total consideration of AED6.7 million (equivalent to US$1.8 million). As of June 30, 2018, the Company has a remaining commitment of AED3.3 million (equivalent to US$0.6 million).

(5)    Xinda CI (Beijing) office building decoration

On March 30, 2017, Xinda CI (Beijing) Investment Holding Co., Ltd. ("Xinda Beijing Investment") entered into a decoration contract with Beijing Fangyuan Decoration Engineering Co.,Ltd for a total consideration of RMB5.8 million (equivalent to US$0.9 million) to decorate office building. As of June 30, 2018, the decoration work in the amount of RMB2.0 million (equivalent to US$0.3 million) was recorded in construction in progress. As of June 30, 2018, the Company has a remaining commitment of RMB3.8 million (equivalent to US$0.6 million).

On June 9, 2017, Xinda CI (Beijing) entered into a decoration contract with Beijing Zhonghongwufang Stone Co., Ltd for a total consideration of RMB1.2 million (equivalent to US$0.2 million) to decorate office building. As of June 30, 2018, the decoration work in the amount of RMB0.6 million (equivalent to US$0.1 million) was recorded in construction in progress. As of June 30, 2018, the Company has a remaining commitment of RMB0.6 million (equivalent to US$0.1 million).

(6)    Xinda Shanghai Research & Development office building

In connection with the building purchase contract mentioned in Note 6 (ii), HLJ Xinda Group has a remaining commitment of RMB108.3 million (equivalent to US$16.3 million) as of June 30, 2018.

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

A hypothetical 1.0% increase in the annual interest rate for all of our credit facilities under which we had outstanding borrowings as of June 30, 2018 would decrease income before income taxes by approximately US$3.8 million for the six-month period ended June 30, 2018. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

The majority of our revenues are collected in and our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the US$1.00 until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the People's Bank of China allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. The People's Bank of China allowed the RMB and U.S. dollar exchange rate to fluctuate within 1% on April 16, 2012 and 2% on March 17, 2014, respectively. On June 30, 2018, the RMB traded at 6.6166 RMB to 1.00 U.S. dollar.

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

Notwithstanding management's assessment that our internal control over financial reporting was ineffective as of June 30, 2018. We believe that our unaudited condensed consolidated financial statements included in this Quarterly Report present fairly our financial position, results of operations and cash flows for the six-month period ended June 30, 2018 in all material respects.

(b) Changes in internal controls.

During the six-month period ended June 30, 2018 , our efforts to improve our internal controls over financial reporting 1) adopting procedures to evaluate and assess performance of directors, officers and employees of the Company, (2) internal meetings, discussions, trainings and seminars periodically to review and improve our internal control procedures; (3) recruiting qualified accounting staff in Xinda CI (Beijing) with requisite expertise and knowledge to help improve our internal control procedures. We plan to improve on the above-referenced weakness by the end of the fiscal year ending December 31, 2018.

Other than the foregoing, there has been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our six-month period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

"Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 includes a detailed discussion of risks and uncertainties which could adversely affect our future results.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected. During the six-months period ended June 30, 2018, there have been no material changes to the Risk Factors disclosed in “Part I Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

China XD Plastics Company Limited

Date: August 9, 2018	By:	/s/ Jie Han
Name: Jie Han
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Taylor Zhang
Name: Taylor Zhang
Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Document Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.