Form 10-Q
period 2018-09-30
China XD Plastics Co Ltd
filed 2018-11-09
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

As of November 3, 2018, the registrant had 50,448,841 shares of common stock, par value US$0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	51,539,593	190,392,211
Restricted cash	335,915,478	129,699,454
Time deposits	7,268,287	288,023,017
Accounts receivable, net of allowance for doubtful accounts	173,278,607	298,868,984
Inventories	566,810,166	421,736,682
Prepaid expenses and other current assets	167,109,645	144,326,151
Total current assets	1,301,921,776	1,473,046,499
Property, plant and equipment, net	787,330,204	835,561,739
Land use rights, net	29,881,029	31,943,652
Long-term prepayments to equipment and construction suppliers	529,973,047	190,627,514
Other non-current assets	777,392	12,924,279
Total assets	2,649,883,448	2,544,103,683

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term loans, including current portion of long-term bank loans	692,120,072	775,396,929
Bills payable	626,322,828	252,768,510
Accounts payable	26,535,220	227,993,140
Amounts due to related parties	14,256,429	-
Income taxes payable	11,495,721	17,710,217
Accrued expenses and other current liabilities	116,926,581	138,605,509
Total current liabilities	1,487,656,851	1,412,474,305
Long-term bank loans, excluding current portion	127,253,750	114,208,319
Deferred income	100,571,327	99,168,276
Other non-current liabilities	103,629,677	107,898,318
Total liabilities	1,819,111,605	1,733,749,218

Redeemable Series D convertible preferred stock (redemption amount of US$270,936,200 and US$244,044,200 as of September 30, 2018 and December 31, 2017, respectively)	97,576,465	97,576,465

Stockholders' equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 50,469,841 shares and 49,748,731 shares issued, 50,448,841 shares and 49,727,731 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	5,047	4,975
Treasury stock, 21,000 shares at cost	(92,694)	(92,694)
Additional paid-in capital	86,429,980	83,159,893
Retained earnings	704,079,389	648,790,469
Accumulated other comprehensive loss	(57,226,444)	(19,084,743)
Total stockholders’ equity	733,195,378	712,778,000
Commitments and contingencies	-	-
Total liabilities, redeemable convertible preferred stock and equity	2,649,883,448	2,544,103,683

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017
	US$	US$	US$	US$

Revenues	297,224,740	311,418,943	925,007,293	862,814,803
Cost of revenues	(249,997,804)	(264,099,790)	(767,759,035)	(717,614,278)
Gross profit	47,226,936	47,319,153	157,248,258	145,200,525

Selling expenses	(2,741,156)	(858,739)	(7,354,876)	(2,082,889)
General and administrative expenses	(8,117,769)	(10,403,187)	(28,341,545)	(26,301,440)
Research and development expenses	(23,342,321)	(9,857,475)	(33,680,855)	(25,255,497)
Total operating expenses	(34,201,246)	(21,119,401)	(69,377,276)	(53,639,826)

Operating income	13,025,690	26,199,752	87,870,982	91,560,699

Interest income	264,838	1,894,747	3,607,136	4,028,299
Interest expense	(13,393,886)	(10,892,112)	(37,562,666)	(32,865,939)
Foreign currency exchange gains (losses)	4,387,166	(2,372,361)	6,064,328	(4,719,423)
Losses on foreign currency option contracts	-	(584,724)	(520,981)	(584,724)
Government grant	1,145,703	2,955,045	4,001,746	5,418,498
Total non-operating expense, net	(7,596,179)	(8,999,405)	(24,410,437)	(28,723,289)

Income before income taxes	5,429,511	17,200,347	63,460,545	62,837,410

Income tax benefit (expense)	3,535,430	(3,063,889)	(8,171,625)	(10,735,971)

Net income	8,964,941	14,136,458	55,288,920	52,101,439

Earnings per common share:
Basic and diluted	0.13	0.21	0.83	0.79

Net Income	8,964,941	14,136,458	55,288,920	52,101,439

Other comprehensive income (losses)
Foreign currency translation adjustment, net of nil income taxes	(28,497,101)	15,887,423	(38,141,701)	33,557,087
Total Comprehensive income (losses)	(19,532,160)	30,023,881	17,147,219	85,658,526

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Period Ended September 30,
	2018	2017
	US$	US$
Cash flows from operating activities:
Net cash provided by operating activities	115,513,922	144,871,143

Cash flows from investing activities:
Proceeds from maturity of time deposits	517,686,072	249,029,754
Purchase of time deposits	(236,428,396)	(396,036,693)
Purchase of land use rights	-	(3,203,611)
Purchase of and deposits for property, plant and equipment	(430,839,423)	(338,711,968)
Refund of deposit from equipment suppliers	121,464,390	122,322,463
Deposits for acquisition of equity	(3,640,688)	-
Refund of deposits for acquisition of equity	15,577,880	-
Government grant related to the construction of Sichuan plant	10,324,859	7,207,612
Net cash used in investing activities	(5,855,306)	(359,392,443)

Cash flows from financing activities:
Proceeds from bank borrowings	719,994,473	571,141,361
Repayments of bank borrowings	(757,018,030)	(450,252,497)
Investment received in advance from a related party	75,567,512	-
Refund of investment received in advance from a related party	(75,567,512)	-
Proceeds from interest-free advances from related parties	14,256,429	-
Net cash (used in) provided by financing activities	(22,767,128)	120,888,864

Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(19,528,082)	9,377,096
Net increase (decrease) in cash, cash equivalents and restricted cash	67,363,406	(84,255,340)

Cash, cash equivalents and restricted cash at beginning of period	320,091,665	271,575,847
Cash, cash equivalents and restricted cash at end of period	387,455,071	187,320,507

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	35,067,228	28,035,022
Income taxes paid	16,866,842	9,098,388
Non-cash investing activities:
Accrual for purchase of equipment and construction included in accrued expenses and other current liabilities	5,825,800	6,851,777

The following table shows a reconciliation of cash, cash equivalents and restricted cash on the condensed consolidated balance sheets to that presented in the above condensed consolidated statements of cash flows.

	September 30,
	2018	2017
	US$	US$

Cash and cash equivalents	51,539,593	46,767,025
Restricted cash	335,915,478	140,553,482
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	387,455,071	187,320,507

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

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2018, the results of operations and cash flows for the nine-month periods ended September 30, 2018 and 2017, have been made.

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

The Company recognizes revenue upon transfer of control of its products to the customers, which typically occurs upon delivery. The Company’s main performance obligation to its customers is the delivery of products in accordance with purchase orders. Each purchase order defines the transaction price for the products purchased under the arrangement. The Company sells its products primarily to the distributors and to a lesser extent to the direct customers. For sales in the People’s Republic of China (“PRC”), acceptance of delivery of the products by the distributors is evidenced by goods receipt notes signed by the distributors’ customers (or end users). The distributors accept the products at the time they are delivered to the distributors’ customers (or end customers). Delivery acceptance is evidenced by signed goods receipt notes. The Company has no remaining obligations after the distributors’ acceptance of the products. Under the terms of the contracts or purchase orders between the Company and the distributors, the control of the products is transferred to the distributor upon the signing of the goods receipt notes and the distributor has no rights to return the products (other than for defective products). For sales to the overseas customers, delivery of the products occurs at the point in time the product is delivered to the named port of shipment, which is when the control of the products is transferred to the customer.

The selling price, which is specified in the purchase orders, is fixed. Under the terms of the purchase orders, upon the sale of the products to the distributors and the signing of the good receipts notes, the Company has the legal enforceable right to receive full payment of the sales price. The distributors’ obligation to pay the Company is not dependent on the distributors selling the products or collecting cash from their customers (or end customers). The customer is required to pay under normal sales terms. The Company’s normal payment terms in most cases are 90 days and its sales arrangements do not have any material financing components. In addition, the Company’s customer arrangements do not produce contract assets or liabilities that are material to its consolidated financial statements.

Incremental costs to fulfill the Company’s customer arrangements are expensed as incurred, as the amortization period is less than one year.

The Company’s sales are net of value added tax (“VAT”) and business tax and surcharges collected on behalf of tax authorities in respect of product sales. VAT and business tax and surcharges collected from customers, net of VAT paid for purchases, is recorded as a liability in the consolidated balance sheets until it is paid to the tax authorities.

Outbound freight and Handling costs:

The company accounts for product outbound freight and handling costs as fulfillment activities and present the associated costs in costs of goods sold in the period in which it sells the product.

Disaggregation of Revenues:

The company manufactures and sells modified plastics primarily for automotive applications in China and to a lesser extent, in Dubai, United Arab Emirates (“UAE”). The Company disaggregates revenue based on its major customer grouping as this category represents the most appropriate depiction of how the nature, amount, and timing of revenues and cash flows are affected by economic factors. Sales by major customer group are as follows:

Distributors – represents sales to the distributors, who re-sell our products to end customers. Geographically, this category only includes sales in China.

Direct customers – represents sales sold directly to customers in automotive applications and electrical appliances industry. Geographically, this category mainly includes sales to Republic of Korea (“ROK”) and to a lesser extent, in PRC.

Others – mainly represents agent fee of raw material trading.

The following tables provide sales by major customer group for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	US$	US$	US$	US$
Distributor	292,924,634	275,846,988	911,068,381	792,309,954
Direct customers	4,239,812	35,226,898	13,388,514	70,189,136
Others	60,294	345,057	550,398	315,713
Total	297,224,740	311,418,943	925,007,293	862,814,803

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

(c) Significant concentrations and risks

Sales concentration

The Company sells its products primarily through approved distributors in the People's Republic of China (the "PRC"). To a lesser extent, the Company also sells its products to an overseas customer in the Republic of Korea (the "ROK"). The Company's sales are highly concentrated.  Sales to distributors and end customer individually exceeded 10% of the Company's revenues for the three-month and nine-month periods ended September 30, 2018 and 2017, are as follows:

	Three-Month Period Ended September 30,
	2018		2017
	US$	%	US$	%
Distributor A, located in PRC	43,675,493	14.8%	45,073,914	14.5%
Distributor B, located in PRC	38,087,744	12.8%	34,507,661	11.1%
Distributor C, located in PRC	34,620,819	11.6%	23,839,509	7.7%
Total	116,384,056	39.2%	103,421,084	33.3%

	Nine-Month Period Ended September 30,
	2018		2017
	US$	%	US$	%
Distributor A, located in PRC	136,172,680	14.7%	127,833,985	14.8%
Distributor B, located in PRC	114,870,175	12.4%	97,457,347	11.3%
Distributor C, located in PRC	105,340,424	11.4%	74,776,149	8.7%
Total	356,383,279	38.5%	300,067,481	34.8%

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

Purchase concentration of raw materials and equipment

The principal raw materials used for the Company's production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon. The Company purchases substantially all of its raw materials through a limited number of distributors.  Raw material purchases from these distributors, which individually exceeded 10% of the Company's total raw material purchases, accounted for approximately 43.2% (four distributors) and 44.5% (four distributors) for the three-month periods ended September 30, 2018 and 2017, respectively, and 20.4% (two distributors) and 47.0% (four distributors) of the Company's total raw materials purchases for the nine-month periods ended September 30, 2018 and 2017, respectively of the Company's total raw material purchases, management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company's business, financial position and results of operations.

Cash concentration

Cash and cash equivalents, short-term restricted cash, time deposits and long-term restricted cash included in other non-current assets mentioned below maintained at banks consist of the following:

	September 30, 2018	December 31, 2017
	US$	US$
Renminbi (“RMB”) denominated bank deposits with:
Financial Institutions in the PRC	393,629,636	605,125,974
Financial Institutions in Hong Kong Special Administrative Region ("Hong Kong SAR")	8,134	8,280
Financial Institutions in Dubai, United Arab Emirates ("UAE")	57	-
United States (“U.S.”) dollar denominated bank deposits with:
Financial Institution in the U.S.	18,715	121,756
Financial Institutions in the PRC	18,813	17,772
Financial Institution in Hong Kong SAR	1,043,591	1,895,508
Financial Institution in Macau Special Administrative Region ("Macau SAR")	1,807	55,206
Financial Institution in Dubai, UAE	1,156	879,012

Hong Kong dollar denominated bank deposits with:
Financial institution in Hong Kong SAR	156	131
Dirham denominated bank deposits with:
Financial institution in Dubai, UAE	1,293	11,043

The bank deposits with financial institutions in the PRC are insured by the government authority for up to RMB500,000. The bank deposits with financial institutions in the Hong Kong SAR are insured by the government authority for up to HK$500,000. The bank deposits with financial institutions in the Macau SAR are insured by the government authority for up to MOP$500,000. The bank deposits with financial institutions in the Dubai, UAE are not insured by the government authority. Total bank deposits amounted to $1,668,278 and $1,505,747 are insured as of September 30, 2018 and December 31, 2017, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts. To limit exposure to credit risk, the Company primarily places bank deposits with large financial institutions in the PRC, Hong Kong SAR, Macau SAR and Dubai, UAE with acceptable credit rating.

Time deposits represent certificates of deposit with initial terms of six or twelve months when purchased.  As of September 30, 2018 and December 31, 2017, the Company's time deposits bear a weighted average interest rate of 1.1% and 1.3% per annum, respectively.

Cash deposits in bank that are restricted as to withdrawal or usage for up to 12 months are reported as restricted cash in the consolidated balance sheets.

Short-term bank deposits that are pledged as collateral for bills payable relating to purchases of raw materials are reported as restricted cash and amounted to US$213,830,824 and US$65,766,735 as of September 30, 2018 and December 31, 2017, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company. The cash will be available for use by the Company 90 days from the issuance of the letter of credit. The cash flows from the pledged bank deposits, which relate to purchases of raw materials, are reported within cash flows from operating activities in the consolidated statements of cash flows.

Short-term bank deposits that are pledged as collateral for short-term and long-term bank borrowings are reported as restricted cash and amounted to US$70,720,433 and US$59,884,913 as of September 30, 2018 and December 31, 2017, respectively.

Short-term bank deposits that are related to government grant are reported as restricted cash and amounted to US$1,465,090 and US$1,537,935 as of September 30, 2018 and December 31, 2017, respectively. On February 11, 2017, the Company entered into a fund support agreement with the People's Government of Shunqing District, Nanchong City, Sichuan Province, pursuant to which the Company was granted RMB10 million (equivalent to US$1.5 million) to support the construction of the Sichuan plant. Such amount has been received in full in the Company's bank account with reimbursement be subject to the Government's pre-approval and will be released by the Government when the construction progress of the plant is 60%. Such balance is reported as restricted cash.

Short-term bank deposits that are pledged as collateral for foreign currency option contract are reported as restricted cash and amounted to nil and US$2,509,871 as of September 30, 2018 and December 31, 2017, respectively.

Short-term bank deposits that are pledged as repayment to settle US$45 million of syndicated loans obtained from Chartered Bank are reported as restricted cash and amounted to US$49,899,131 (equivalent to RMB343.3 million) and nil as of September 30, 2018 and December 31, 2017, respectively.

Note 2 - Accounts receivable

Accounts receivable consists of the following:

	September 30, 2018	December 31, 2017
	US$	US$

Accounts receivable	173,317,034	298,909,440
Allowance for doubtful accounts	(38,427)	(40,456)
Accounts receivable, net	173,278,607	298,868,984

As of September 30, 2018 and December 31, 2017, the accounts receivable balances also include notes receivable in the amount of US$233,762 and US$1,181,029, respectively. As of September 30, 2018 and December 31, 2017, US$94,320,321 and US$99,526,978, respectively, of accounts receivable are pledged for the short-term bank loans.

There was no accrual of additional provision or write-off of accounts receivable for the three-month and nine-month periods ended September 30, 2018 and 2017.

The following table provides an analysis of the aging of accounts receivable as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	US$	US$
Aging:
– current	127,596,535	259,870,056
– 1-3 months past due	464,315	8,299,000
– 4-6 months past due	10,130,789	30,699,928
– 7-12 months past due	35,086,344	-
– greater than one year past due	39,051	40,456
Total accounts receivable	173,317,034	298,909,440

Note 3 – Inventories

Inventories consist of the following:

	September 30, 2018	December 31, 2017
	US$	US$

Raw materials	528,624,723	405,731,330
Work in progress	17,708	18,876
Finished goods	38,167,735	15,986,476
Total inventories	566,810,166	421,736,682

There were no write down of inventories for the three-month and nine-month periods ended September 30, 2018 and 2017.

Note 4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2018	December 31, 2017
	US$	US$

Receivables from Hailezi (i)	-	68,430,244
Value added taxes receivables (ii)	11,698,589	6,840,774
Advances to suppliers (iii)	145,355,728	62,376,588
Interest receivable (iv)	1,091,738	2,235,902
Others (v)	8,963,590	4,442,643
Total prepaid expenses and other current assets	167,109,645	144,326,151

(i) In March 2017, Sichuan Xinda signed a series of contracts with Harbin Hailezi Science and Technology Co., Ltd. (“Hailezi”) to purchase production equipment, and prepaid RMB1,728.9 million (equivalent to US$251.3 million ) to Hailezi, which was recognized in investing activities in the statements of cash flows. In June 2017, the two parties agreed to partially terminate the contracts and Hailezi agreed to refund the prepayment amounting to RMB1,704.9 million (equivalent to US$247.8 million) by the end of March 2018. As of March 31, 2018, Hailezi has refunded the above-mentioned prepayment to Sichuan Xinda. For details, please refer to Note 6.

(ii) Value added taxes receivables mainly represent the input taxes on purchasing equipment by Heilongjiang Xinda Enterprise Group Company Limited (“HLJ Xinda Group”) and Sichuan Xinda, which are to be net off with output taxes.  Value added taxes receivables were recognized in operating activities in condensed consolidated statements of cash flows.

(iii) Advances to suppliers are the advances to purchase raw materials as of September 30, 2018.

(iv) Interest receivable mainly represents interest income accrued from time deposits and restricted cash.

(v) Others mainly include prepaid miscellaneous service fee, staff advance and prepaid rental fee.

Note 5 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	September 30, 2018	December 31, 2017
	US$	US$

Machinery, equipment and furniture	423,210,198	413,551,963
Motor vehicles	2,707,063	2,838,540
Workshops and buildings	146,421,226	146,595,501
Construction in progress	405,365,036	439,116,574
Total property, plant and equipment	977,703,523	1,002,102,578
Less accumulated depreciation	(190,373,319)	(166,540,839)
Property, plant and equipment, net	787,330,204	835,561,739

For the three-month and nine-month periods ended September 30, 2018 and 2017, the Company capitalized US$568,444 and US$704,165, and US$1,829,388 and US$2,073,132 of interest costs as a component of the cost of construction in progress. Depreciation expense on property, plant and equipment was allocated to the following expense items:

	Three-Month Period Ended September 30,
	2018	2017
	US$	US$

Cost of revenues	9,219,288	9,022,402
General and administrative expenses	804,011	733,090
Research and development expenses	978,117	1,031,697
Selling expense	1,332	958
Total depreciation expense	11,002,748	10,788,147

	Nine-Month Period Ended September 30,
	2018	2017
	US$	US$

Cost of revenues	28,098,227	26,657,211
General and administrative expenses	2,405,381	1,938,938
Research and development expenses	2,954,445	3,021,553
Selling expense	4,162	2,599
Total depreciation expense	33,462,215	31,620,301

Note 6 – Prepayments to equipment and construction suppliers

	September 30, 2018	December 31, 2017
	US$	US$

Hailezi (i)	501,361,843	157,358,774
Shanghai Green River (iii)	15,741,359	16,572,489
Beijin Construction (iv)	6,689,964	10,001,333
Sichuan Construction (v)	5,755,955	6,177,647
Others	423,926	517,271
Total Prepayments to equipment and construction suppliers	529,973,047	190,627,514

(i) On September 26, 2016 and February 28, 2017, HLJ Xinda Group entered into equipment purchase contracts with Hailezi for a total consideration of RMB782.2 million (equivalent to US$118.2 million) to purchase storage facility and other equipment, which will be used for upgrading the storage system of warehouse located in Harbin, China. Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB621.6 million (equivalent to US$90.4 million) as of December 31, 2017.  Due to a redesign of outdoor storage facility in June 2017, HLJ Xinda Group entered into a supplementary agreement with Hailezi, which decreased the original contract amount to RMB283.7 million (equivalent to US$41.2 million). Hailezi refunded RMB369.1 million (equivalent to US$53.7 million) to HLJ Xinda Group on June 22, 2017. As of September 30, 2018, HLJ Xinda Group has prepaid RMB252.5 million (equivalent to US$36.7 million).  The prepayment and refund were recognized in investing activities in the statements of cash flows.

On July 21, 2017, HLJ Xinda Group entered into three investment agreements with the Management Committee of Harbin Economic- Technological Development Zone with respect to the industrial project for 300,000 metric tons of biological composite materials, the industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics and the industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory (the "HLJ Project"). In order to fulfill the agreements, HLJ Xinda Group entered into an equipment purchase contract with Hailezi to purchase production equipment in November 2017, which will be used for 100,000 metric tons of engineering plastics located in Harbin, for a consideration of RMB939.7 million (equivalent to US$136.6million). Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB920.9 million (equivalent to US$133.9 million) as of September 30, 2018.

In connection with the HLJ project, on June 21, 2018, HLJ Xinda Group entered into another equipment purchase contract with Hailezi to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a consideration of RMB749.8 million (equivalent to US$109.0 million). Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB300.7 million (equivalent to US$43.7 million) as of September 30, 2018.

In connection with the HLJ Project, on July 12, 2018, HLJ Xinda Group entered into an equipment purchase contract with Hailezi to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a consideration of RMB1,157.0 million (equivalent to US$168.2 million). Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB240.8 million (equivalent to US$35.0 million) as of September 30, 2018.

On March 17, 2017, Sichuan Xinda entered into a definitive agreement with the People's Government of Shunqing District, Nanchong City of Sichuan Province for the production of 300,000 metric tons of bio-composite materials and additive manufacturing and 20,000 metric tons of functional masterbatch, a high-end color additive process in plastics manufacturing (the "Nanchong Project"). The Nanchong Project will be located in a land area of 250 mu (equivalent to 41.2 acres), with 215 mu designated for bio-composite materials and additive manufacturing production and 35 mu to be designated for functional masterbatch production. The projected total capital expenditures for the project is approximately RMB2.5 billion (equivalent to US$357.0 million).

In connection with the Nanchong Project, Sichuan Xinda entered into equipment purchase contracts with Hailezi to purchase production equipment and testing equipment. Pursuant to the contracts with Hailezi, Sichuan Xinda has prepaid RMB1,728.9 million (equivalent to  US$251.3 million) as of September 30, 2018. In 2017, in order to ensure the traceability of the product and management of supply chain, Sichuan Xinda expected to launch an integrated ERP system, which resulted in the equipment to be purchased under the original contracts with Hailezi not meeting the production requirements. Hailezi agreed to refund the prepayment in the amount of RMB1,704.9 million (equivalent to US$247.8 million) by the end of March 2018. As of December 31, 2017, Sichuan Xinda signed a supplementary agreement with Hailezi, pursuant to the agreement, Sichuan Xinda agreed to pay RMB12.4 million (equivalent to US$1.9  million) to Hailezi for the compensation of Hailezi due to the termination of the purchase contracts. As of September 30, 2018, Hailezi has refunded the above-mentioned prepayment.

In connection with  the Nanchong Project, on June 21, 2018, Sichuan Xinda entered into another equipment purchase contract with Hailezi to purchase production equipment and testing equipment for a consideration of RMB1,900 million (equivalent to US$276.2 million). Pursuant to the contracts with Hailezi, Sichuan Xinda has prepaid RMB1,710 million (equivalent to US$248.6 million) as of September 30, 2018.

(ii) In connection with the HLJ project, on June 25, 2018, HLJ Xinda Group entered into an equipment purchase contract with Ningbo Junzuo Trading Co., Ltd. ("Ningbo Junzuo") and Ningbo Junhu Trading Co., Ltd. ("Ningbo Junhu") to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a total consideration of RMB1,156.4 million (equivalent to US$174.8 million). Pursuant to the contract with Ningbo Junzuo and Ningbo Junhu, HLJ Xinda Group has prepaid RMB400.0 million (equivalent to US$60.4 million) as of June 30, 2018. On July 10, 2018, the Company signed supplemental contracts with Ningbo Junzuo and Ningbo Junhu to cancel the equipment purchase at the full price due to the equipment not meeting the requirements of the Company. On July 31, 2018, the Company received the full refund of RMB400.0 million (equivalent to US$60.4 million).

(iii) In December 2017, HLJ Xinda Group entered into a building purchase contract with Shanghai Caohejing Kangqiao Science & Green River Construction & Development Co., Ltd. ("Green River") for a total consideration of RMB216.6 million (equivalent to US$31.5 million), with a total area of 13,972.64 square meters. The Company is planning to use this building as the offices of the newly set up research and development center in Shanghai, which was established on December 27, 2017. As of September 30, 2018, the Company has prepaid RMB108.3 million (equivalent to US$15.7 million).

(iv) Since November 15, 2016, Sichuan Xinda entered into decoration contracts with Sichuan Beijin Construction Engineering Company Limited ("Beijin Construction") to perform indoor and outdoor decoration work for a consideration of RMB237.6 million (equivalent to US$34.5 million). On February 20, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform outdoor decoration work for a consideration of RMB2.9 million (equivalent to US$0.4 million). On September 10, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform ground decoration work for a consideration of RMB23.8 million (equivalent to US$3.5 million). Pursuant to the contracts with Beijin Construction, Sichuan Xinda has prepaid RMB119.8 million (equivalent to US$17.4 million) as of September 30, 2018, of which RMB73.6 million (equivalent to US$10.7 million) was transferred to construction in progress. The prepayment was recognized in investing activities in the statements of cash flows.

(v) As of September 30, 2018, Sichuan Construction primarily consisted of prepayments made to Peaceful Treasure Limited ("Peaceful"). On October 20, 2016, Sichuan Xinda entered into an equipment purchase contract with Peaceful for a total consideration of RMB89.8 million (equivalent to US$13.0 million) to purchase certain production and testing equipment. The Company prepaid RMB33.9 million (equivalent to US$4.9 million) as of September 30, 2018.

Note 7 – Other non-current assets

On November 21, 2017, HLJ Xinda Group signed a purchase contract with Xinda High-Tech Co.,Ltd. ("Xinda High-Tech") on 100% equity transfer of Xinda High-Tech for a total consideration of RMB105 million (equivalent to US$16.1 million). Pursuant to the contract, HLJ Xinda Group has prepaid deposits of RMB101.2 million (equivalent to US$15.6 million) as of June 30, 2018, with the remaining RMB3.8 million (equivalent to US$0.5 million) to be paid within thirty days after the completion of the legal transfer. As of September 30, 2018, the management found the related tax burden of this transaction amounting to RMB12.5 million (equivalent to US$1.8 million) was relatively high and they would like to find other way to acquire the office building of Xinda High-Tech, therefore, this transaction was suspended and Xinda High-Tech refunded all the prepayment amounting to RMB101.2 million (equivalent to US$15.6 million) to HLJ Xinda Group in the third quarter of 2018.

Note 8 – Losses on foreign currency option contracts

On February 24, 2017, the Company entered into two foreign currency option contracts with Bank of China ("BOC"), Harbin Branch, pursuant to which the Company and BOC both have options to excise the foreign currency contracts depending on the future currency fluctuation, and the nominal values are US$5.0 million and US$10.0 million, respectively, with the defined exchange rates for settlement on March 15, 2018. The Company recognized losses on the above foreign currency option contracts amounting to US$0.5 million in the nine-month period ended September 30, 2018.

Note 9 – Borrowings

The Company has credit facilities with several banks under which it draws short-term and long-term bank loans as described below.

(a)  Current

	September 30,	December 31,
	2018	2017
	US$	US$
Unsecured loans	384,347,017	363,319,152
Loans secured by accounts receivable	65,414,583	68,868,415
Loans secured by restricted cash	69,500,000	41,500,000
Loans secured by land use right	-	30,608,184
Current portion of long-term bank loans (note b)	172,858,472	271,101,178
Total short-term loans, including current portion of long-term bank loans	692,120,072	775,396,929

As of September 30, 2018 and December 31, 2017, the Company's short-term bank loans (including the current portion of long-term bank loans) bear a weighted average interest rate of 4.6% and 4.1% per annum, respectively. All short-term bank loans mature at various times within one year and contain no renewal terms.

As of September 30, 2018, the Company obtained eighteen loans in the total amount of RMB450.0 million (equivalent to US$65.4 million) secured by accounts receivables of RMB648.8 million (equivalent to US$94.3 million) at an annual interest rate of 4.35% from Harbin Longjiang Bank.

 In February 2017, the Company obtained a one-year secured loan of US$17.0 million from Bank of China (Abu Dhabi Branch) at an annual interest rate of 2.3%. The loan was secured by restricted cash of RMB136.0 million (equivalent to US$21.6 million) in Bank of China in Harbin, China. The Company repaid the loan in February 2018.

In July 2017, the Company obtained a one-year secured loan of US$14.0 million from Bank of China (Paris Branch) at an annual interest rate of 2.5%. The loan was secured by restricted cash of RMB107.0 million (equivalent to US$15.5 million) in Bank of China in Harbin, China. In accordance with the renewal agreement on July 19, 2018, the repayment term of the loan was extended and the loan will be due on July 20, 2019.

In October 2017, the Company obtained a one-year secured loan of US$5.0 million from Bank of China (Paris Branch) at an annual interest rate of 2.5%. The loan was secured by restricted cash of RMB37.5 million (equivalent to US$5.5 million) in Bank of China in Harbin, China. In accordance with the renewal agreement on July 19, 2018, the repayment term of the loan was extended and the loan will be due on July 20, 2019.

In October 2017, the Company obtained a one-year secured loan of US$5.5 million from Bank of China (Paris Branch) at an annual interest rate of 2.5%. The loan was secured by restricted cash of RMB42.0 million (equivalent to US$6.1 million) in Bank of China in Harbin, China. In accordance with the renewal agreement on July 19, 2018, the repayment term of the loan was extended and the loan will be due on July 20, 2019.

In November 2017, the Company obtained a three-month secured short-term loan of RMB200 million (equivalent to US$30.6 million) from Nanchong Shuntou Development Group Co., Ltd. at an annual interest rate of 4.35%. The loan was secured by one of the land use rights of RMB43.5 million (equivalent to US$6.9 million). The Company repaid the loan in January 2018.

In May 2018, the Company obtained a three-month secured short-term loan of US$45.0 million from Standard Chartered Bank with the interest rate at 1.5% per annum over LIBOR payable on the last day of its interest period. The loan was secured by restricted cash of RMB300.0 million (equivalent to US$43.6 million) in Standard Chartered Bank in Harbin, China.  The Company did not repay the loan on time which is due on August 17, 2018 due to the stricter foreign exchange control in the PRC.  Management is in the discussion with the Standard Chartered Bank to resolve this matter.
(b) Non-current

	September 30, 2018	December 31, 2017
	US$	US$
Secured loans	-	30,400,000
Unsecured loans	210,112,222	199,146,032
Syndicate loan facility	90,000,000	155,763,465
Less: current portion	(172,858,472)	(271,101,178)
Total long-term bank loans, excluding current portion	127,253,750	114,208,319

In October and November 2015, the Company obtained three long term unsecured loans of RMB260 million (equivalent to US$37.8 million) from Bank of China at an annual interest rate of 4.75%. In January 2016, the Company obtained a long term unsecured loan of RMB80 million (equivalent to US$11.6 million) from Bank of China at an annual interest rate of 4.75%. On December 9, 2016, the Company obtained a long term unsecured loan of RMB30 million (equivalent to US$4.4 million) from Bank of China at an annual interest rate of 4.75%. On March 23, 2017, the Company obtained a long term unsecured loan of RMB25 million (equivalent to US$3.6 million) from Bank of China at an annual interest rate of 4.75%. The Company repaid RMB10 million (equivalent to US$1.5 million) on April 28, 2017, RMB40 million (equivalent to US$5.8 million) on October 28, 2017 and RMB25 million (equivalent to US$3.6 million) on April 28, 2018. RMB100 million (equivalent to US$14.5 million), RMB25 million (equivalent to US$3.7 million), RMB100 million (equivalent to US$14.5 million), RMB20 million (equivalent to US$2.9 million), and RMB75 million (equivalent to US$10.9 million) will be repaid on October 28, 2018, April 28, 2019, October 28, 2019, April 28, 2020 and October 28, 2020, respectively.

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

On August 22, 2016, Xinda Holding (HK) Company Limited ("Xinda Holding (HK)") a wholly owned subsidiary of the Company, entered into a facility agreement for a loan facility in an aggregate amount of US$180 million with a consortium of banks and financial institutions led by Standard Chartered Bank (Hong Kong) Limited. The Company paid arrangement fees and legal fees in the amount of US$6.77 million of which the unamortized balance is nil as of September 30, 2018 for the related loan. Debt issuance costs are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the loan and amortized to interest expense using the effective interest rate of 6.205% as of September 30, 2018. The Company repaid US$22.5 million, US$22.5 million and US$45.0 million on November 22, 2017, February 22, 2018 and May 22, 2018, respectively. US$90.0 million of the principal amount should be repaid on August 22, 2018. The loans were not repaid on time due to the stricter foreign exchange control in the PRC.  As of September 30, 2018, the Company totally pledged RMB343.3 million (equivalent to US$49,899,131) as repayment to settle above loan.  In accordance with the renewal agreement in October 2018, the repayment term of the above loan was extended and the loan will be due on November 30, 2018.

During 2017, the Company obtained four long-term unsecured loans of RMB430 million (equivalent to US$62.5 million) from Nanchong Shuntou Development Group Co., Ltd. at an annual interest rate of 4.35%. In accordance with the renewal agreements on June 28, 2017, the repayment terms of the four loans were extended and the loans will be due on December 31, 2018.

On December 1, 2017, the Company obtained a seven-year unsecured loan of RMB526.3 million (equivalent to US$76.5 million) from Longjiang Bank, Harbin Branch at an annual interest rate of 4.9%. The Company borrowed another long-term loan in amount of RMB169.1 million (equivalent to US$24.6 million) in January 2018 at an annual interest rate of 4.9%.  RMB15 million (equivalent to US$2.2 million), RMB20 million (equivalent to US$2.9 million), RMB35 million (equivalent to US$5.1 million), RMB35 million (equivalent to US$5.1 million), RMB70 million (equivalent to US$10.2 million), RMB70 million (equivalent to US$10.2 million) and RMB450.4 million (equivalent to US$65.4 million) will be repaid on June 30, 2019, December 30, 2019, June 30, 2020, December 30, 2020, June 30, 2021, December 30, 2021, and after 2021, respectively.

As of September 30, 2018, the Company had total lines of credit of RMB8,146.4 million (US$1,184.2 million) including unused lines of credit of RMB2,410.1 million (US$350.3 million) with remaining terms less than 12 months and RMB99.6 million (US$14.5 million) with remaining terms beyond 12 months.

Certain lines of credit contain financial covenants such as total stockholders' equity, debt asset ratio, contingent liability ratio and net profit. As of September 30, 2018, the Company has met these financial covenants.

Maturities on long-term bank loans (including current portion) are as follows:

September 30, 2018
US$
2018	167,043,842
2019	23,258,518
2020	23,985,347
2021	20,351,204
After 2021	65,473,311
Total	300,112,222

 Note 10 – Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2018	December 31, 2017
	US$	US$
Payables for purchase of property, plant and equipment	54,687,191	98,791,115
Accrued freight expenses	18,651,011	10,491,635
Accrued interest expenses	7,093,713	3,997,036
Contract liabilities (i)	14,027,020	8,843,649
Non-income tax payables	3,906,806	4,002,092
Others (ii)	18,560,840	12,479,982
Total accrued expenses and other current liabilities	116,926,581	138,605,509

(i) Contract liabilities mainly represents the advance received from three customers in the PRC for the raw material purchases as of September 30, 2018.
(ii) Others mainly represent accrued payroll and employee benefits, accrued audit and consulting fees, electricity fee and other accrued miscellaneous operating expenses.

Note 11 – Related party transactions

On July 14, 2018, Xinda Holding (HK) entered into a subscription intent agreement with Changmu Investment (Beijing) Company Limited (“Changmu”), a company wholly controlled by Mr. Tiexin Han, the son of Mr. Jie Han, the Chief Executive Officer and Chairman of the Company. Pursuant to the terms of the agreement, HLJ Xinda Group received USD75.6 million (RMB500 million) from Changmu on June 29, 2018 as deposits in order to subscribe newly authorized registered capital of HLJ Xinda Group subject to further negotiations.  Due to the inability to reach agreement on the terms, both parties agreed not to proceed with any definitive agreement. Therefore, HLJ Xinda Group refunded the investment received in advance from Changmu in September 2018.

In August 2018, the Company also received US$1.5 million (equivalent to RMB10.0 million) each from three senior managements ( Messers Junjie Ma, Yuchong Jia, Guangjun Jiao) of Sichuan Xinda as interest-free advances to Sichuan Xinda.

During the period ended September 30, 2018, the Company also received US$1.2 million (equivalent to RMB8.0 million) from Mr. Jie Han, the Chairman of the Company, US$0.7 million (equivalent to RMB5.0 million) from Mr. Tiexin Han and US$3.8 million (equivalent to RMB26.0 million) from Changmu, and US$4.2 million (equivalent to RMB29.1 million) from a senior management (Mr. Rujun Dai)  of HLJ Xinda Group as interest-free advances to HLJ Xinda Group.

The related party transactions are summarized as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017
	US$	US$	US$	US$
Transactions with related parties:
Investment received in advance from Changmu	-	-	75,567,512	-
Refund of investment received in advance to Changmu	(75,567,512)	-	(75,567,512)	-
Proceeds of interest-free advances from Changmu	3,779,509	-	3,779,509	-
Proceeds of interest-free advances from Mr. Jie Han	1,162,926	-	1,162,926	-
Proceeds of interest-free advances from Mr. Tiexin Han	726,830	-	726,830	-
Proceeds of interest-free advances from a senior management ( Mr. Rujun Dai) of HLJ Xinda Group	4,226,193	-	4,226,193	-
Proceeds of interest-free advances from 3 senior managements ( Messers Junjie Ma, Yuchong Jia, Guangjun Jiao) of Sichuan Xinda	4,360,971	-	4,360,971	-

The related party balances are summarized as follows:

	September 30, 2018	December 31, 2017
	US$	US$
Amounts due to related parties:
Changmu	3,779,509	-
Mr. Jie Han	1,162,926	-
Mr. Tiexin Han	726,830	-
Senior managements (Messers Rujun Dai, Junjie Ma, Yuchong Jia, Guangjun Jiao)	8,587,164

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

The effective income tax rates for the nine-month periods ended September 30, 2018 and 2017 were 12.9% and 17.1%, respectively.  The effective income tax rate decreased from 17.1% for the nine-month period ended September 30, 2017 to 12.9% for the nine-month period ended September 30, 2018, primarily due to (i) the increase of additional deduction of R&D expenses resulted from the new policy issued by China’s tax authority in September 2018 to increase the R&D expenses additional deduction rate from 50% to 75% for PRC entities, effective from January 1, 2018 to December 31, 2020 (ii) the increase of Sichuan Xinda’s profit before tax (“PBT”) percentage within the consolidating entities, partially offset by (iii) the increase of continuous operating losses occurred in overseas subsidiaries such as Dubai Xinda and Xinda Holding (HK).  The effective income tax rate for the nine-month period ended September 30, 2018 differs from the PRC statutory income tax rate of 25% primarily due to Sichuan Xinda's preferential income tax rate, the reversal of the unrecognized tax benefits accrued in year 2012 and 75% additional deduction of R&D expenses of the major PRC operating entities.

US$2,787,667 previously unrecognized tax benefits accrued in year 2012 and the related accrued interest amounting to US$2,520,051 were reversed due to the expiration of five-year tax assessment period on May 31, 2018. As of September 30, 2018, the unrecognized tax benefits were US$32,345,661 and the interest relating to unrecognized tax benefits was US$10,868,454, of which the unrecognized tax benefits in year 2013 amounting to US$3,673,233 and related accrued interest amounting to US$2,777,477 were classified as current liabilities as the five-year tax assessment period will expire on May 31, 2019. No penalties expense related to unrecognized tax benefits were recorded. The Company is currently unable to provide an estimate of a range of the total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.

Note 13 – Deferred Income

On January 26, 2015, the Company entered into a memorandum and a fund support agreement (the "Agreement") with the People's Government of Shunqing District, Nanchong City, Sichuan Province ("Shunqing Government") pursuant to which Shunqing Government, through its investment vehicle, extended to the Company RMB350 million (equivalent to US$50.8 million) to support the construction of the Sichuan plant, which has been received in full in the form of government repayment of bank loans on behalf of the Company.

In addition, the Company has received RMB332.2 million (equivalent to US$48.3 million) from Shunqing Government and RMB6.4 million (equivalent to US$0.9 million) from Ministry of Finance of the People's Republic of China to support the construction and RMB2.2 million (equivalent to US$0.3 million) special funds of ministerial key research projects from Ministry of Science and Technology of PRC as of September 30, 2018.

The Company has also received RMB45 million (equivalent to US$6.5 million) from Harbin Bureau of Finance for Biomedical composites project as of September 30, 2018.

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

The Sichuan factory has been operational since July 2016. A cumulative RMB63.5 million (equivalent to US$9.2 million) government grants have been amortized as other income proportionate to the depreciation of the related assets, of which RMB23.3 million (equivalent to US$3.4 million) was amortized in the nine-month period ended September 30, 2018.

The Company also received RMB36.0 million (equivalent to US$5.2 million) from Shunqing Government with respect to interest subsidy for bank loans. A cumulative RMB19.6 million (equivalent to US$2.2 million) government grants have been amortized as other income in line with the amount of related loan interest accrued.

Note 14 – Other non-current liabilities

	September 30, 2018	December 31, 2017
	US$	US$
Income tax payable-noncurrent (i)	96,374,128	98,630,817
Deferred income tax liabilities	7,255,549	9,267,501
Total other non-current liabilities	103,629,677	107,898,318

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

Note 15 – Stockholders' equity

The changes of each caption of stockholders' equity for the nine-month period ended September 30, 2018 are as follows:

	Series B Preferred Stock		Common Stock			Additional		Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total Equity
		US$		US$
Balance as of January 1, 2018	1,000,000	100	49,727,731	4,975	(92,694)	83,159,893	648,790,469	(19,084,743)	712,778,000
Net income	-	-	-	-	-	-	55,288,920	-	55,288,920
Other comprehensive losses	-	-	-	-	-	-	-	(38,141,701)	(38,141,701)
Stock based compensation	-	-	-	-	-	3,270,159	-	-	3,270,159
Vesting of non-vested shares	-	-	721,110	72	-	(72)	-	-	-
Balance as of September 30, 2018	1,000,000	100	50,448,841	5,047	(92,694)	86,429,980	704,079,389	(57,226,444)	733,195,378

Note 16 – Stock based compensation

Non-vested shares

A summary of the non-vested shares activity for the nine-month ended September 30, 2018 is as follows:

	Number of Nonvested Shares	Weighted Average Grant date Fair Value
		US$
Outstanding as of December 31, 2017	161,110	7.49
Granted	560,000	4.40
Vested	(721,110)	4.76
Outstanding as of September 30, 2018	-	-

The Company recognized US$45,339 and US$121,890 of share-based compensation expense in general and administrative expenses relating to nonvested shares for the three-month periods ended September 30, 2018 and 2017, respectively, and US$2,675,115 and US$468,936 for the nine-month periods ended September 30, 2018 and 2017. As of September 30, 2018, there was nil unrecognized compensation cost relating to nonvested shares.

Stock options

On June 30, 2018, the Company's Board of Directors approved the grant of stock options to purchase 500,000 shares of the Company's common stock to a consultant at an exercise price of US$0.24. The options have a performance condition which requires the consultant providing capital market advisory services to the company, including but not limited to financing for the going private transaction during the service period of six month.  The options can be vested at the end of the service period of six months if the performance condition is met.  The awards will be forfeited if such performance condition is not met at the end of the service period.  General and administrative expenses are recognized through the period of service as the service is performed and adjusted for changes in fair value until performance is complete.

A summary of the stock options activity for the nine-month ended September 30, 2018 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
		US$
Outstanding as of December 31, 2017	-	-
Granted	500,000	0.24
Exercised	(500,000)	0.24
Outstanding as of September 30, 2018	-	-

The Company recognized US$595,044 and nil of share-based compensation expense in general and administrative expenses relating to stock options for the three-month and nine-month periods ended September 30, 2018 and 2017, respectively.

Note 17 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017
	US$	US$	US$	US$
Net income	8,964,941	14,136,458	55,288,920	52,101,439
Less:
Earnings allocated to participating Series D convertible preferred stock	(2,140,971)	(3,432,680)	(13,257,752)	(12,651,945)
Earnings allocated to participating nonvested shares	(8,904)	(53,723)	(106,113)	(263,972)
Net income for basic and diluted earnings per share	6,815,066	10,650,055	41,925,055	39,185,522

Denominator
Denominator for basic earnings per share	50,930,653	49,640,785	50,596,880	49,555,096
Dilutive effect of outstanding share options	32,944	-	32,944	-
Denominator for diluted earnings per share	50,963,597	49,640,785	50,629,824	49,555,096

Earnings per share:
Basic and diluted	0.13	0.21	0.83	0.79

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month periods and nine-month periods ended September 30, 2018 and 2017 because their effects are anti-dilutive:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017

Shares issuable upon conversion of Series D convertible preferred stock	16,000,000	16,000,000	16,000,000	16,000,000

Note 18 - Commitments and contingencies

(1)    Lease commitments

Future minimum lease payments under non-cancellable operating leases agreements as of September 30, 2018 were as follows.

US$
Period from October 1, 2018 to December 31, 2018	783,605
Years ending December 31,
2019	1,652,987
2020	1,549,612
2021	1,475,774
2022	1,436,262
2023 and thereafter	22,545,956

Rental expenses incurred for operating leases of plant and office spaces were US$650,141 and US$640,731 for the three-month periods ended September 30, 2018 and 2017, respectively, and US$2,034,145 and US$1,909,315 for the nine-month periods ended September 30, 2018 and 2017, respectively. There are no step rent provisions, escalation clauses, capital improvement funding requirements, other lease concessions or contingent rent in the lease agreements. The Company has no legal or contractual asset retirement obligations at the end of leases. The Company's leases do not contain any contingent rent payments terms.

(2)   Sichuan plant construction and equipment purchase

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1,800 million (equivalent to US$261.7 million) in property, plant and equipment and approximately RMB600 million (equivalent to US$87.2 million) in working capital, for the construction of Sichuan plant.  As of September 30, 2018, the Company has a remaining commitment of RMB54.8 million (equivalent to US$8.0 million) mainly for facility construction.

In September 2016, Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB17.0 million (equivalent to US$2.5 million) to purchase storage facility and testing equipment. Afterward, Sichuan Xinda cancelled two contracts with Hailezi for a consideration of RMB1.6 million (equivalent to US$0.2 million). As of September 30, 2018, Sichuan Xinda prepaid RMB6.0 million (equivalent to US$0.9 million) and has a remaining commitment of RMB9.4 million (equivalent to US$1.4 million).

On October 20, 2016, Sichuan Xinda entered into an equipment purchase contract with Peaceful for a total consideration of RMB89.8 million (equivalent to US$13.0 million) to purchase certain production and testing equipment. As of September 30, 2018, the Company has a commitment of RMB55.9 million (equivalent to US$8.1 million).

On November 15, 2016, Sichuan Xinda entered into decoration contract with Beijin Construction  to perform indoor and outdoor decoration work for a consideration of RMB237.6 million (equivalent to US$34.5 million).  On February 20, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform outdoor decoration work for a consideration of RMB2.9 million (equivalent to US$0.4 million). On June 10, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform ground decoration work for a consideration of RMB23.8 million (equivalent to US$3.5 million). As of September 30, 2018, Sichuan Xinda prepaid RMB119.8 million (equivalent to US$17.4 million) of which RMB72.1 million (equivalent to US$10.5 million) was transferred to construction in progress and has a remaining commitment of RMB144.5 million (equivalent to US$21.0 million).

In connection with the Nanchong Project mentioned in Note 6 (i), Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB2,242.8 million (equivalent to US$326.0 million) to purchase production equipment and testing equipment in March 2017.  By the end of June 2017, Sichuan Xinda expected to launch an integrated ERP system, which resulted in the equipment to be purchased under the original contracts with Hailezi not meeting the production requirements. Thus the original contracts have been terminated with the amount of RMB2,222.9 million (equivalent to US$323.1   million), and Hailezi agreed to refund the prepayment in the amount of RMB1,704.9 million (equivalent to US$250.4 million) by the end of March 2018, out of the total prepayment made by Sichuan Xinda of RMB1,722.9 million (equivalent to US$260.4 million). As of June 30, 2018, Hailezi has refunded the prepayment in the amount of RMB1,704.9 million (equivalent to US$247.8 million). As of September 30, 2018, Sichuan Xinda prepaid RMB18.0 million (equivalent to US$2.6 million) and has a remaining commitment of RMB1.9 million (equivalent to US$0.3 million).

In connection with the Nanchong Project, on June 21, 2018, Sichuan Xinda entered into another equipment purchase contracts with Hailezi to purchase production equipment and testing equipment for a consideration of RMB1,900 million (equivalent to US$276.2 million). Pursuant to the contracts with Hailezi, Sichuan Xinda have prepaid RMB1,710 million (equivalent to US$248.6 million) at the end of September 2018, and has a remaining commitment of RMB190 million (equivalent to US$27.6 million).

(3)    Heilongjiang plant construction and equipment purchase

In connection with the equipment purchase contracts with Hailezi signed on September 26, 2016 and February 28, 2017 mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB31.2 million (equivalent to US$4.5 million) as of September 30, 2018.

In connection with the "HLJ Project" mentioned in Note 6 (i), pursuant to the three investment agreements, the project total capital expenditure will be RMB4,015.0 million (equivalent to be US$583.6million), among which the investment in fixed assets shall be no less than RMB3,295.0 million (equivalent to US$479.0 million) in total. Pursuant to the contracts with Hailezi signed in November 2017 mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB18.8 million (equivalent to US$2.7 million) as of September 30, 2018.

In connection with the HLJ project, on June 21, 2018, HLJ Xinda Group entered into another equipment purchase contract with Hailezi to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a consideration of RMB749.8 million (equivalent to US$109.0 million). Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB300.7 million (equivalent to US$43.7 million) as of September 30, 2018, and has a remaining commitment of RMB449.1 million (equivalent to US$65.3 million).

In connection with the HLJ Project, on July 12, 2018, Heilongjiang Xinda Enterprise Group Company Limited (“HLJ Xinda Group”) entered into an equipment purchase contract with Hailezi to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a consideration of RMB1,157.0 million (equivalent to US$168.2 million). Pursuant to the contract with Hailezi, HLJ Xinda has prepaid RMB240.8 million (equivalent to US$35.0 million) as of September 30, 2018, and has a remaining commitment of RMB916.2 million (equivalent to US$133.2 million).

In connection with the HLJ project, on June 25, 2018, HLJ Xinda Group entered into equipment purchase contracts with Ningbo Junzuo and Ningbo Junhu to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a total consideration of RMB1,156.4 million (equivalent to USD174.8 million). Pursuant to the contract with Ningbo Junzuo and Ningbo Junhu, HLJ Xinda Group has prepaid RMB400.0 million (equivalent to USD60.4 million) as of June 30, 2018 and has a remaining commitment of RMB756.4 million (equivalent to US$114.4 million).  On July 10, 2018, the Company signed supplemental contracts with Ningbo Junzuo and Ningbo Junhu to cancel the equipment purchase at the full price due to the equipment not meeting the requirements of the Company. On July 31, 2018, the Company received the full refund of RMB400.0 million (equivalent to US$60.4 million).

Note 19 -  Subsequent Event

(i) On October 24, 2018, the Company received US$500,000 interest-free advances from Ms. Limei Sun, the wife of Mr. Jie Han, the Chairman and CEO of the Company to fund its operating expenses in the US due to stricter outbound foreign currency control. The loan bears nil interest and will be refunded by December 31, 2018.

(ii)  On October 31, 2018, the Company's subsidiary, HLJ Xinda Group, signed a deleveraging investment framework agreement (the "Agreement") with CCB Financial Asset Investment Co., Ltd. (“CCB Financial”), and China Construction Bank Heilongjiang Branch (“CCB HLJ”), both of which are wholy owned subsidiaries of China Construction Bank (“CCB”).  Pursuant to the agreement, CCB Financial and CCB HLJ are planning to provide estimated RMB2 billion (approximately US$289 million) capital to Xinda Group and or its affiliated entities in debt, equity or other forms, mainly to repay Xinda Group’s interest bearing loans, to facilitate the Company to diversify and develop its business and to improve corporate management, subject to the parties entering into one or more definitive agreements. The definitive agreements will be subject to satisfactory due diligence by CCB Financial and CCB HLJ, business arrangement, legal viability, and completion and satisfaction of other standard and customary conditions. The Company will make its best effort to assist CCB Financial and CCB HLJ but does not provide timing estimate or make promise of signing of any definitive agreement.

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

Overview

China XD is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China, and to a lesser extent, in Dubai, UAE. Through our wholly-owned operating subsidiaries in China and UAE, we develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 476 certifications from manufacturers in the automobile industry as of September 30, 2018. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province.  Our Research and Development (the "R&D") team consists of 209 professionals and 7 consultants, including one consultant who is a member of Chinese Academy of Engineering. As a result of the integration of our academic and technological expertise, we have a portfolio of 505 patents, 32 of which we have obtained the patent rights and the remaining 473 of which we have applications pending in China as of September 30, 2018.

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

The Company's products are primarily used in the production of exterior and interior trim and functional components of 31 automobile brands and 103 automobile models manufactured in China, including Audi, Mercedes Benz, BMW, Toyota, Buick, Chevrolet, Mazda, Volvo, Ford, Citroen, Jinbei, VW Passat, Golf, Jetta, etc.  Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing plants in Harbin, Heilongjiang in the PRC. As of September 30, 2018, in Harbin, Heilongjiang Province, we had approximately 290,000 metric tons of production capacity across 64 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwanese conveyer systems. In December 2013, we broke ground on the construction of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total domestic installed production capacity to 690,000 metric tons with additional 70 new production lines at the completion of the construction of our fourth production plant. Sichuan Xinda has supplied to its customers since 2013. We installed 50 production lines in the second half of 2016 in our Sichuan plant with production capacity of 216,000 metric tons during the year of 2017 and additional 10 production lines in July 2018, bringing the total capacity to 259,200 metric tons. As of September 30, 2018, there is still construction ongoing on the site of our Sichuan plant which is to be expected to be completed by the end of 2018. In order to meet the increasing demand from our customer in the ROK and to develop potential overseas markets, Dubai Xinda obtained one leased property and two purchased properties, approximately 52,530 square meters in total, including one leased 10,000 square meters, and two purchased 20,206 and 22,324 square meters on January 25, 2015, June 28, 2016 and September 21, 2016, respectively, from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE, with constructed building comprising warehouses, offices and service blocks. In addition to the earlier 10 trial production lines in Dubai Xinda, the Company is planning to complete installing 45 production lines with 12,000 metric tons of annual production capacity by the end of December 2018, and an additional 50 production lines with 13,000 metric tons of annual production capacity by end of 2018, bringing total installed production capacity in Dubai Xinda to 25,000 metric tons, targeting high-end products for the overseas market.

In July 2017, the HLJ Xinda Group launched new industrial development project with the Management Committee of Harbin Economic-Technological Development Zone. It includes an industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics, which we expect will be completed by the end of December 2018. Also included is an industrial project for 300,000 metric tons of biological composite materials, an industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory, all of which we expect to be completed by the end of July 2019.

Highlights for the three months ended September 30, 2018 include:
● Revenues were $297.2 million, a decrease of 4.6% from $311.4 million in the third quarter of 2017
● Gross profit was $47.2 million, a decrease of 0.2% from $47.3 million in the third quarter of 2017
● Gross profit margin was 15.9%, compared to 15.2% in the third quarter of 2017
● Net income was $9.0 million, compared to $14.1 million in the third quarter of 2017
● Total volume shipped was 108,832 metric tons, a slightly down 2.7% from 111,852 metric tons in the third quarter of 2017

Results of Operations

The following table sets forth, for the periods indicated, statements of income data in millions of USD:

	Three-Month Period Ended			Nine-Month Period Ended
	September 30,		Change	September 30,		Change
(in millions, except percentage)	2018	2017	%	2018	2017	%
Revenues	297.2	311.4	(4.6)%	925.0	862.8	7.2%
Cost of revenues	(250.0)	(264.1)	(5.3)%	(767.8)	(717.6)	7.0%
Gross profit	47.2	47.3	(0.2)%	157.2	145.2	8.3%
Total operating expenses	(34.2)	(21.1)	62.1%	(69.3)	(53.6)	29.3%
Operating income	13.0	26.2	(50.4)%	87.9	91.6	(4.0)%
Income before income taxes	5.5	17.2	(68.0)%	63.5	62.8	1.1%
Income tax benefit (expense)	3.5	(3.1)	(212.9)%	(8.2)	(10.7)	(23.4)%
Net income	9.0	14.1	(36.2)%	55.3	52.1	6.1%

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Revenues

Revenues were US$297.2 million in the third quarter ended September 30, 2018, a decrease of US$14.2 million, or 4.6%, compared to US$311.4 million in the same period of last year, as a combined result of i) a decrease of 2.7% in sales volume and ii) 2.0% negative impact from exchange rate due to weakening RMB against US dollars, partially offset by an increase of 0.1% in the average RMB selling price of our products and, as compared with those of last year.

According to the China Association of Automobile Manufacturers, Automobile production and sales in China increased by 0.9% and 1.5%, respectively, for the first nine months of 2018 as compared to the same period of 2017, and China auto sales dropped 4.0%, 3.8% and 11.6% in this July, August and September, respectively, as compared to the same period of 2017. A weakening in macroeconomic conditions since summer of 2018 has deteriorated business conditions.  Though the Company has increased growth of 208.9% in South China, and 54.8% in Central China, sales decreased by 7.2% in Southwest China, 11.0% in North China, 13.6% in Northeast China and 0.2% in East China. Domestic sales during the nine-month period ended September 30, 2018 increased by 7.2% as compared to the same period of the prior year.

As for the RMB selling price, the increase was mainly due to more sales of higher-end products of modified PA66, PA6 in China.

Overseas sales were US$2,104 in the three-month period ended September 30, 2018 as compared to US$14.1 million in the same period of the prior year. The Company has tried to develop new overseas customers besides the existing ROK customer.  The sales with this ROK customer was suspended due to the accounts receivable balance overdue situation.  The overdue payment has been explained to the Company as due to this customer's business expansion and tight funding conditions. The Company has discussed this situation with the ROK customer and obtained an understanding that they will pay off all of the outstanding balance by February 2019.

The following table summarizes the breakdown of revenues by categories in millions of US$:

(in millions, except percentage)	Revenues For the Three-Month Period Ended September 30,
	2018		2017		Change in	Change in
	Amount	%	Amount	%	Amount	%
Plastic Alloy	77.0	25.8%	83.3	26.7%	(6.3)	(7.7)%

Modified Polypropylene (PP)	60.9	20.6%	65.6	21.1%	(4.7)	(7.2)%

Modified Polyamide 66 (PA66)	72.8	24.5%	60.0	19.3%	12.8	21.3%

Modified Polyamide 6 (PA6)	54.0	18.2%	47.1	15.1%	6.9	14.6%

Modified Polylactic acid (PLA)	20.9	7.0%	35.0	11.2%	(14.1)	(40.6)%

Modified Acrylonitrile butadiene styrene (ABS)	6.3	2.1%	12.4	4.0%	(6.1)	(49.2)%

Polyphenylene Oxide (PPO)	2.4	0.8%	4.0	1.3%	(1.6)	(40.0)%

Polyoxymethylenes (POM)	2.9	1.0%	3.7	1.2%	(0.8)	(24.3)%

Raw Materials	0.0	0.0%	0.3	0.1%	(0.3)	(100.0)%

Total Revenues	297.2	100%	311.4	100%	(14.2)	(4.6)%

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Three-Month Period Ended September 30,
	2018		2017		Change in	Change in
	MT	%	MT	%	MT	%
Modified Polypropylene (PP)	38,316	35.3%	43,530	24.2%	(5,215)	(12.0)%

Plastic Alloy	27,529	25.3%	25,968	30.8%	1,560	6.0%

Modified Polyamide 6 (PA6)	17,677	16.2%	16,680	21.7%	997	6.0%

Modified Polyamide 66 (PA66)	18,624	17.1%	14,128	16.1%	4,496	31.8%

Modified Acrylonitrile butadiene styrene (ABS)	3,093	2.8%	6,051	4.0%	(2,958)	(48.9)%

Modified Polylactic acid (PLA)	2,284	2.1%	3,750	0.2%	(1,466)	(39.1)%

Polyphenylene Oxide (PPO)	440	0.4%	690	0.7%	(250)	(36.2)%

Polyoxymethylenes (POM)	869	0.8%	1,055	1.6%	(186)	(17.6)%

Total Sales Volume	108,832	100%	111,852	100%	(3,022)	(2.7)%

The Company continued to shift production mix from traditional ABS to higher-end products such as PA66, PA6, and plastic alloy, primarily due to (i) greater growth potential of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) better quality demand from and consumer recognition of higher-end cars made by automotive manufacturers from Chinese and Germany joint ventures, Sino-U.S. and Sino-Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Profit Margin

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2018	2017	Amount	%
Gross Profit	$47.2	$47.3	$(0.1)	(0.2)%
Gross Profit Margin	15.9%	15.2%		0.7%

Gross profit was US$47.2 million in the third quarter ended September 30, 2018, compared to US$47.3 million in the same period of 2017. Our gross margin increased to 15.9% during the third quarter ended September 30, 2018 from 15.2% during the same quarter of 2017 primarily due to more sales of higher-end products of 77.4% as compared to 74.9% for the same period of the prior year.

General and Administrative Expenses

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2018	2017	Amount	%
General and Administrative Expenses	$8.1	$10.4	$(2.3)	(22.1)%
as a percentage of revenues	2.7%	3.3%		(0.6)%

General and administrative (G&A) expenses were US$8.1 million for the quarter ended September 30, 2018 compared to US$10.4 million in the same period in 2017, representing a decrease of 22.1%, or US$2.3 million. The decrease was primarily due to our approach on optimizing management structure and enhancing efficiency, leading to the decrease of (i) US$2.1 million in salary and welfare; (ii) US$0.6 million in miscellaneous expense; (iii) US$0.1 million in rental expense and partially offset by the increase of (iv) US$0.5 million in stock based compensation.

Research and Development Expenses

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2018	2017	Amount	%
Research and Development Expenses	$23.3	$9.8	$13.5	137.8%
as a percentage of revenues	7.8%	3.2%		4.6%

Research and development (R&D) expenses were US$23.3 million during the quarter ended September 30,  2018 compared with US$9.8 million during the same period in 2017, an increase of US$13.5 million, or 137.8%. This significant increase was primarily due to (i) elevated R&D activities to meet the new higher specification requirements from potential customers, especially overseas;  and (ii) increased efforts directed towards applications in new electrical equipment and electronics, alternative energy applications, power devices, aviation equipment and ocean engineering, in addition to other new products primarily for advanced industrialized applications in the automobile sector and in new verticals such as ships, airplanes, high-speed rail, 3D printing materials, biodegradable plastics, and medical devices.

As of September 30, 2018, the number of ongoing research and development projects was 211. We expect to complete and commence to realize economic benefits from approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.
Operating Income

Total operating income was US$13.0 million in the third quarter ended September 30, 2018 compared to US$26.2 million in the same period of 2017, representing a decrease of 50.4% or US$13.2 million. This decrease is primarily due to higher selling expenses, R&D expenses and partially offset by lower G&A expenses.

Interest Income (Expenses)

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2018	2017	Amount	%
Interest Income	$0.3	$1.9	$(1.6)	(84.2)%
Interest Expenses	(13.4)	(10.9)	(2.5)	22.9%
Net Interest Expenses	$(13.1)	$(9.0)	$(4.1)	45.6%
as a percentage of revenues	4.4%	2.9%		1.5%

Net interest expenses were US$13.1 million for the three-month period ended September 30, 2018, compared to $9.0 million in the same period of 2017, representing an increase of 45.6% or US$4.1 million, primarily due to (i) the increase of interest expense due to the increase of average short-term and long-term loan balance in the amount of US$936.2 million for the three-month period ended September 30, 2018 compared to US$808.3 million of the same period in 2017; which is partially offset by the decrease of interest expense resulting from the average loan interest rate decreased to 4.01% for the three-month period ended September 30, 2018 compared to 4.57% of the same period in 2017; (ii) the decrease of interest income resulting from the average interest rate decreased to 1.0% for the three-month period ended September 30, 2018 compared to 1.5% of the same period in 2017; (iii) the decrease of average deposit balance in the amount of US$240.8 million for the three-month period ended September 30, 2018 compared to US$503.1 million for the same period in 2017.

Income Taxes

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2018	2017	Amount	%
Income before Income Taxes	$5.4	$17.2	$(11.8)	(68.6)%
Income tax benefit (expense)	3.5	(3.1)	6.6	(212.9)%
Effective income tax rate	(65.1)%	17.8%		(82.9)%

The effective income tax rates for the three-month periods ended September 30, 2018 and 2017 were -65.1% and 17.8%, respectively. The decrease of effective income tax rate was primarily due to the increase of additional deduction of R&D expenses resulted from the new policy issued by China’s tax authority in September 2018 to increase the R&D expenses additional deduction rate from 50% to 75% for PRC entities, effective from January 1, 2018 to December 31, 2020, and the increase of continuous operating losses occurred in overseas subsidiaries such as Dubai Xinda and Xinda Holding (HK). The effective income tax rate for the three-month ended September 30, 2018 differs from the PRC statutory income tax rate of 25% primarily due to Sichuan Xinda's preferential income tax rate and 75% additional deduction of R&D expenses of the major PRC operating entities.

Our PRC and Dubai subsidiaries have US$393.6 million of cash and cash equivalents, restricted cash and time deposits as of September 30, 2018, which are planned to be indefinitely reinvested in the PRC and Dubai. The distributions from our PRC and Dubai subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries. In addition, due to our policy of indefinitely reinvesting our earnings in Dubai, UAE, we have not provided for deferred income tax liabilities related to Dubai Xinda in Dubai, UAE, on undistributed earnings.

Net Income

As a result of the above factors, we had a net income of US$9.0 million in the third quarter of 2018 compared to a net income of US$14.1 million in the same quarter of 2017.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Revenues

Revenues were US$925.0 million in the nine-month period ended September 30, 2018, an increase of US$62.2 million, or 7.2%, compared with US$862.8 million in the same period of last year, as a combined result of i) an increase of 5.7% in sales volume; ii) a decrease of 2.9% in the average RMB selling price of our products, and 4.3% impact from exchange rate due to the depreciation of US dollars against RMB, as compared with those of last year.

According to the China Association of Automobile Manufacturers, Automobile production and sales in China increased by 0.87% and 1.49%, respectively, for the first nine months of 2018 as compared to the same period of 2017. A weakening in macroeconomic conditions since summer of 2018 has deteriorated business conditions.  However, driven by the a growth of 139.9% in South China, 99.7% in Central China, 28.7% in Southwest China,  1.0% in North China, 1.6% in East China. Domestic sales during the nine-month period ended September 30, 2018 increased by 7.2% as compared to the same period of the prior year.

As for the RMB selling price, the Company also implemented a marketing strategy of offering products with lower RMB pricing to further penetrate the new regional markets in South China and Central China..

Overseas sales were US$152,871 in the nine-month period ended September 30, 2018 as compared to US$47.1 million in the same period of the prior year. The Company has tried to develop new customers overseas besides the existing ROK customer.  The sales with this ROK customer was suspended due to the accounts receivable balance overdue situation.

The following table summarizes the breakdown of revenues by categories in millions of US$:

(in millions, except percentage)	Revenues For the Nine-month Period Ended September 30,
	2018		2017		Change in	Change in
	Amount	%	Amount	%	Amount	%
Plastic Alloy	235.0	25.5%	247.8	28.8%	(12.8)	(5.2)%

Modified Polyamide 66 (PA66)	242.7	26.2%	200.2	23.2%	42.5	21.2%

Modified Polyamide 6 (PA6)	180.3	19.5%	164.1	19.0%	16.2	9.9%

Modified Polypropylene (PP)	158.3	17.1%	153.4	17.8%	4.9	3.2%

Modified Polylactic acid (PLA)	64.6	7.0%	47.0	5.4%	17.6	37.4%

Modified Acrylonitrile butadiene styrene (ABS)	23.1	2.5%	26.9	3.1%	(3.8)	(14.1)%

Polyphenylene Oxide (PPO)	13.2	1.4%	14.7	1.7%	(1.5)	(10.2)%

Polyoxymethylenes (POM)	7.8	0.8%	8.4	1.0%	(0.6)	(7.1)%

Raw Materials	0.0	0.0%	0.3	0.0%	(0.3)	(100.0)%
Total Revenues	925.0	100%	862.8	100%	62.2	7.2%

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Nine-month Period Ended September 30,
	2018		2017
	MT	%	MT	%	Change in MT	Change in %
Modified Polypropylene (PP)	99,376	31.2%	97,850	32.4%	1,526	1.6%

Plastic Alloy	80,224	25.2%	80,971	26.9%	(747)	(0.9)%

Modified Polyamide 6 (PA6)	57,823	18.1%	53,504	17.7%	4,319	8.1%

Modified Polyamide 66 (PA66)	59,381	18.6%	46,718	15.5%	12,663	27.1%

Modified Acrylonitrile butadiene styrene (ABS)	10,800	3.4%	12,653	4.2%	(1,853)	(14.6)%

Modified Polylactic acid (PLA)	6,743	2.1%	4,944	1.6%	1,799	36.4%

Polyoxymethylenes (POM)	2,234	0.7%	2,669	0.9%	(435)	(16.3)%

Polyphenylene Oxide (PPO)	2,165	0.7%	2,360	0.8%	(195)	(8.3)%

Total Sales Volume	318,746	100%	301,669	100%	17,077	5.7%

The Company continued to shift production mix from traditional ABS to higher-end products such as PA66, PA6 and PLA, primarily due to (i) greater growth potential of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) better quality from and consumer recognition of higher-end cars made by automotive manufacturers from Chinese and Germany joint ventures, and U.S. and Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Profit Margin

	Nine-month Period Ended September 30,		Change
(in millions, except percentage)	2018	2017	Amount	%
Gross Profit	$157.2	$145.2	$12.0	8.3%
Gross Profit Margin	17.0%	16.8%		0.2%

Gross profit was US$157.2 million during the nine months ended September 30, 2018, as compared to US$145.2 million in the same period of 2017. Our gross margin increased to 17.0% during the nine months ended September 30, 2018 from 16.8% during the same period of 2017 primarily due to more sales of higher-end products of 77.4% as compared to 74.9% for the same period of the prior year.

General and Administrative Expenses

	Nine-month Period Ended September 30,		Change
(in millions, except percentage)	2018	2017	Amount	%
General and Administrative Expenses	$28.3	$26.3	$2.0	7.6%
as a percentage of revenues	3.1%	3.0%		0.1%

General and administrative (G&A) expenses were US$28.3 million in the nine-month period ended September 30, 2018 compared to US$26.3 million in the same period in 2017, representing an increase of 7.6%, or US$2.0 million. The increase was primarily due to the increase of (i) US$2.8 million in stock based compensation; (ii) US$1.5 million in professional fee; and partially offset by the decrease of (iii) US$1.1 million in salary and welfare; (iv) US$1.2 million in entertainment expense and miscellaneous expense.

Research and Development Expenses

	Nine-month Period Ended September 30,		Change
(in millions, except percentage)	2018	2017	Amount	%
Research and Development Expenses	$33.7	$25.2	$8.5	33.7%
as a percentage of revenues	3.6%	2.9%		0.7%

Research and development (R&D) expenses were US$33.7 million during for the nine months ended September 30, 2017 compared with US$25.2 million during the same period in 2017, an increase of US$8.5 million, or 33.7%. This significant increase was primarily due to (i) elevated R&D activities to meet the higher quality requirements of potential customers;  and (ii) increased efforts directed towards applications in new electrical equipment and electronics, alternative energy applications, power devices, aviation equipment and ocean engineering, in addition to other new products primarily for advanced industrialized applications in the automobile sector and in new verticals such as ships, airplanes, high-speed rail, 3D printing materials, biodegradable plastics, and medical devices.

As of September 30, 2018, the number of ongoing research and development projects was 211. We expect to complete and commence to realize economic benefits from approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.
Operating Income

Total operating income was US$87.9 million for the nine months ended September 30, 2018 compared to US$91.6 million in the same period of 2017, representing a decrease of 4.0% or US$3.7 million. This decrease is primarily due to higher selling expenses, G&A expenses and research and development expenses, and partially offset by higher gross profit.

Interest Income (Expenses)

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2018	2017	Amount	%
Interest Income	$3.6	$4.0	$(0.4)	(10.0)%
Interest Expenses	(37.6)	(32.9)	(4.7)	14.3%
Net Interest Expenses	$(34.0)	$(28.9)	$(5.1)	17.6%
as a percentage of revenues	3.7%	3.3%		0.4%

Net interest expenses were US$34.0 million for the nine-month period ended September 30, 2018, compared to $28.9 million in the same period of 2017, representing an increase of 17.6% or US$5.1 million, primarily due to (i) the increase of average short-term and long-term loan balance in the amount of US$863.4 million for the nine-month period ended September 30, 2018 compared to US$813.5 million of the same period in 2017; partially offset by the decrease of interest expense resulting from the average loan interest rate decreased to 4.59% for the nine-month period ended September 30, 2018 compared to 4.75% of the same period in 2017; (ii) the decrease of interest income resulting from the average interest rate decreased to 1.09% for the nine-month period ended September 30, 2018 compared to 1.39% of the same period in 2017, partially offset by the increase of average deposit balance in the amount of US$447.7 million for the nine-month period ended September 30, 2018 compared to US$412.2 million for the same period in 2017.

Income Taxes

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2018	2017	Amount	%
Income before Income Taxes	$63.5	$62.8	$0.7	1.1%
Income tax expense	(8.2)	(10.7)	2.5	(23.4)%
Effective income tax rate	12.9%	17.1%		(4.2)%

The effective income tax rates for the nine-month periods ended September 30, 2018 and 2017 were 12.9% and 17.1%, respectively. The effective income tax rate decreased from 17.1% for the nine-month period ended September 30, 2017 to 12.9% for the nine-month period ended September 30, 2018, primarily due to (i) the increase of additional deduction of R&D expenses resulted from the new policy issued by China’s tax authority in September 2018 to increase the R&D expenses additional deduction rate from 50% to 75% for PRC entities, effective from January 1, 2018 to December 31, 2020, (ii) the increase of Sichuan Xinda’s profit before tax (“PBT”) percentage within the consolidating entities, partially offset by (iii) the increase of continuous operating losses occurred in overseas subsidiaries such as Dubai Xinda and Xinda Holding (HK). The effective income tax rate for the nine-month period ended September 30, 2018 differs from the PRC statutory income tax rate of 25% primarily due to Sichuan Xinda's preferential income tax rate, the reversal of the unrecognized tax benefits accrued in year 2012 and 75% additional deduction of R&D expenses of the major PRC operating entities.

Net Income

As a result of the above factors, we had a net income of US$55.3 million for the nine months ended September 30, 2018 compared to net income of US$52.1 million in the same period of 2017.

Selected Balance Sheet Data as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017	Change
(in millions, except percentage)			Amount	%
Cash and cash equivalents	51.5	190.4	(138.9)	(73.0)%
Restricted cash	335.9	129.7	206.2	159.0%
Time deposits	7.3	288.0	(280.7)	(97.5)%
Accounts receivable, net of allowance for doubtful accounts	173.3	298.9	(125.6)	(42.0)%
Inventories	566.8	421.7	145.1	34.4%
Prepaid expenses and other current assets	167.1	144.3	22.8	15.8%
Property, plant and equipment, net	787.3	835.6	(48.3)	(5.8)%
Land use rights, net	29.9	31.9	(2.0)	(6.3)%
Prepayments to equipment and construction suppliers	530.0	190.6	339.4	178.1%
Other non-current assets	0.8	12.9	(12.1)	(93.8)%
Total assets	2,649.9	2,544.1	105.8	4.2%
Short-term bank loans, including current portion of long-term bank loans	692.1	775.4	(83.3)	(10.7)%
Bills payable	626.3	252.8	373.5	147.7%
Accounts payable	26.5	228.0	(201.5)	(88.4)%
Amounts due to a related party	14.3	-	14.3	N/A
Income taxes payable, including noncurrent portion	99.8	108.4	(8.6)	(7.9)%
Accrued expenses and other current liabilities	116.9	138.6	(21.7)	(15.7)%
Long-term bank loans, excluding current portion	127.3	114.2	13.1	11.5%
Deferred income	100.6	99.2	1.4	1.4%
Redeemable Series D convertible preferred stock	97.6	97.6	-	-
Stockholders' equity	733.2	712.8	20.4	2.9%

Our financial condition continued to improve as measured by an increase of 2.9% in stockholders' equity as of September 30, 2018 as compared to that of December 31, 2017. Cash and cash equivalents, restricted cash and time deposits decreased by 35.1% or US$213.4 million due to the financing and investing cash outflows. Inventories increased by 34.4% as a result of more purchases of the raw materials and the Company's strategy to stock up the finished goods for the upcoming orders. Prepaid expenses and other current assets increased by 15.8% or US$22.8 million mainly due to the increase in advances to suppliers. Prepayments to equipment and construction suppliers increased by 178.1% or US$339.4 million because (i) HLJ Xinda Group prepaid to purchase equipment for the industrial project with 300,000 metric tons capacity of biological based composite material and upgrading existing 100,000 metric tons of engineering plastics facilities and (ii) Sichuan Xinda prepaid to purchase equipment with 300,000 metric tons capacity of bio-composite materials. The aggregate short-term and long-term bank loans decreased by 7.9% due to the loan repayments. We define the manageable debt level as the sum of aggregate short-term and long-term loans, and notes payable over total assets.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production lines. We have financed these requirements primarily from cash generated from operations, bank borrowings and the issuance of our convertible preferred stocks and debt financings. As of September 30, 2018 and December 31, 2017, we had US$394.7 million and US$608.1 million, respectively, in the total amount of cash and cash equivalents, restricted cash and time deposits, which were primarily deposited with banks in China (including Hong Kong and Macau SAR), UAE and U.S. As of September 30, 2018, we had US$692.1 million outstanding short-term bank loans (including the current portion of long-term bank loans), including US$384.3 million unsecured loan and US$65.4 million loans secured by accounts receivable, US$69.5 million loans secured by restricted cash, and US$172.9 long-term bank loans that due in one year. We also had US$127.3 million unsecured long-term loans (excluding the current portion). Short-term and long-term bank loans in total bear a weighted average interest rate of 4.6% per annum and do not contain any renewal terms. We have historically been able to make repayments when due.

A summary of lines of credit for the nine-month period ended September 30, 2018 and the remaining line of credit as of September 30, 2018 is as below:

(in millions)	September 30, 2018
	Lines of Credit, Obtained			Remaining Available
Name of Financial Institution	Date of Approval	RMB	USD	USD
Bank of Communication	August 6, 2018	120.0	17.4	-
China Everbright Bank	September 17, 2018	30.0	4.4	-
China CITIC Bank	February 26 , 2017	-	-	-
Bank of China	July 28, 2017	1,403.5	204.0	146.8
China Construction Bank	December 27, 2017	150.0	21.8	-
Bank of Longjiang, Heilongjiang	September 12, 2017	1,015.0	147.5	-
Industrial & Commercial Bank of China (ICBC)	September 5, 2018	1,300.0	189.0	88.1
Agriculture Bank of China	September 3, 2018	200.0	29.1	-
Export-Import Bank of China	August 22, 2018	500.0	72.7	72.7
Postal Savings Bank of China	April 19, 2018	400.0	58.1	17.4
Sichuan Tianfu Bank	February 12, 2018	50.0	7.3	-
Nanchong Shuntou Development Group Ltc.	January 30,2018	530.0	77.0	-
Standard Chartered Bank	August 22, 2016	932.9	135.6	0.6
Daqing State owned assets management company	December 1, 2017	200.0	29.1	24.7
Nanchong Rural Commercial Bank	January 30, 2018	250.0	36.3	-
Bank of Inner Mongolia	August 16, 2018	40.0	5.8	-
Haerbin Rural Commercial Bank	July 31, 2018	50.0	7.3	-
Subtotal (credit term<=1 year)		7,171.4	1,042.4	350.3
Bank of China	July 28, 2016	275.0	40.0	11.6
Bank of Longjiang, Heilongjiang	November 28, 2017	685.0	99.6	0.7
National Bank of Umm Al Qaiwain	September 26, 2018	15.0	2.2	2.2
Subtotal (credit term>1 year)		975.0	141.8	14.5
Total		8,146.4	1,184.2	364.8

We have historically been able to make repayments when due. As of September 30, 2018, we have contractual obligations to pay (i) lease commitments in the amount of US$29.4 million, including US$2.0 million due in one year; (ii) equipment acquisition and facility construction in the amount of US$289.2 million; and (iii) long-term bank loan in the amount of US$325.3 million (including principals and interests).

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

The following table sets forth a summary of our cash flows for the periods indicated.

	Nine-month Period Ended September 30,
(in millions US$)	2018	2017
Net cash provided by operating activities	115.5	144.9
Net cash used in investing activities	(5.9)	(359.4)
Net cash (used in) provided by financing activities	(22.8)	120.9
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(19.4)	9.3
Net increase (decrease) in cash, cash equivalents and restricted cash	67.4	(84.3)
Cash, cash equivalents and restricted cash at the beginning of period	320.1	271.6
Cash, cash equivalents and restricted cash at the end of period	387.5	187.3

Operating Activities

Net cash provided by operating activities was US$115.5 million for the nine-month period ended September 30, 2018, as compared to US$144.9 million for the nine-month period ended September 30, 2017, primarily due to (i) the decrease of US$49.3 million in cash collected from our customers for the nine-month period ended September 30, 2018, (ii) the increase of US$7.0 million in interest payments, (iii) the increase of US$1.6 million option contracts loss, (iv) the increase of US$7.6 million in income tax payments for the nine-month period ended September 30, 2018, (v) the decrease of US$1.5 million received from government grant, and partially offset by (vi) the decrease of US$37.6 million in cash operating payments, including raw material purchases, rental and personnel costs.

Investing Activities

Net cash used in the investing activities was US$5.9 million for the nine-month period ended September 30, 2018 as compared to US$359.4 million for the same period of last year, mainly due to (i) the decrease of US$3.2 million acquisition of land use right, (ii) the decrease of US$159.5 million purchase of time deposits, (iii) the increase of US$268.7 million proceeds from maturity of time deposits, (iv) the increase of US$15.6 million refund of deposits for acquisition of equity, (v) the increase of US$3.1 million government grant and partially offset by (vi) the increase of US$92.1 million purchase of property, plant and equipment, (vii) the decrease of US$0.9 million refund of deposit from equipment suppliers and the increase of US$3.6 million deposits for acquisition of equity.

Financing Activities

Net cash used in the financing activities was US$22.8 million for the nine-month period ended September 30, 2018, as compared to US$120.9 million provided by the financing activities for the same period of last year, primarily as a result of (i) the increase of US$306.8 million repayments of bank borrowings and partially offset by (ii) the increase of US$148.9 million borrowings of bank loans and (iii) the increase of US$14.2 million proceeds from related parties.

As of September 30, 2018, our cash, cash equivalents and restricted cash balance was US$387.5 million, as compared to US$320.1 million at December 31, 2017.

Days Sales Outstanding ("DSO") has decreased from 99 days for the year ended December 31, 2017 to 71 days for the nine-month period ended September 30, 2018 as a result of faster accounts receivable collection from the domestic customers.

It takes shorter to collect from our customers. We believe that our DSO is still well below industry average Industry Standard Customer and Supplier Payment Terms (days) as below:

	Nine-month period ended September 30, 2018	Year ended December 31, 2017
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Supplier Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days

Inventory turnover days have increased from 120 days for the year ended December 31, 2017 to 174 days for the nine-month period ended September 30, 2018. Turnover days of payables have decreased from 94 days for the year ended December 31, 2017 to 45 days for the nine-month period ended September 30, 2018.

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

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of September 30, 2018 are as follows:

Contractual obligations	Total	Payment due less than 1 year	1 – 3 years	3-5 years	More than 5 years
Lease commitments	29,444,196	2,023,345	2,051,760	3,927,939	21,441,152
Purchase of plant, equipment and construction in progress (2)	289,152,149	288,806,766	345,383	-	-
Long-term bank loans (1)	325,261,658	181,964,124	61,124,327	54,522,996	27,650,211
Total	643,858,003	472,794,235	63,521,470	58,450,935	49,091,363

(1)  Includes interest of US$25.1 million accrued at the interest rate under the loan agreements. For borrowings with a floating rate, the most recent rate as of September 30, 2018 was applied.

(2)   Sichuan plant construction and equipment purchase

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1,800 million in property, plant and equipment and approximately RMB600 million in working capital, for the construction of Sichuan plant.  As of September 30, 2018, the Company has a remaining commitment of RMB54.8 million (equivalent to US$8.0 million) mainly for facility construction.

In September 2016, Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB17.0 million (equivalent to US$2.5 million) to purchase storage facility and testing equipment. Afterward, Sichuan Xinda cancelled two contracts with Hailezi for a consideration of RMB1.6 million (equivalent to US$0.2 million). As of September 30, 2018, Sichuan Xinda prepaid RMB6.0 million (equivalent to US$0.9 million) and has a remaining commitment of RMB9.4 million (equivalent to US$1.4 million).

On October 20, 2016, Sichuan Xinda entered into an equipment purchase contract with Peaceful for a total consideration of RMB89.8 million (equivalent to US$13.1 million) to purchase certain production and testing equipment. As of September 30, 2018, the Company has a commitment of RMB55.9 million (equivalent to US$8.1 million).

On November 15, 2016, Sichuan Xinda entered into decoration contract with Beijin Construction  to perform indoor and outdoor decoration work for a consideration of RMB237.6 million (equivalent to US$34.5 million).  On February 20, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform outdoor decoration work for a consideration of RMB2.9 million (equivalent to US$0.4 million). On September 10, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform ground decoration work for a consideration of RMB23.8 million (equivalent to US$3.5 million). As of September 30, 2018, Sichuan Xinda prepaid RMB119.8 million (equivalent to US$17.4 million) of which RMB72.1 million (equivalent to US$10.5 million) was transferred to construction in progress and has a remaining commitment of RMB144.5 million (equivalent to US$21.0 million).

In connection with the Nanchong Project mentioned in Note 6 (i), Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB2,242.8 million (equivalent to US$326.0 million) to purchase production equipment and testing equipment in March 2017.  By the end of September 2017, Sichuan Xinda expected to launch an integrated ERP system, which resulted in the equipment to be purchased under the original contracts with Hailezi not meeting the production requirements. Thus the original contracts have been terminated with the amount of RMB2,222.9 million (equivalent to US$323.1 million), and Hailezi agreed to refund the prepayment in the amount of RMB1,704.9 million (equivalent to US$247.8 million) by the end of March 2018, out of the total prepayment made by Sichuan Xinda of RMB1,722.9 million (equivalent to US$250.4 million). As of September 30, 2018, Hailezi has refunded the prepayment in the amount of RMB1,704.9 million (equivalent to US$247.8 million). As of September 30, 2018, Sichuan Xinda prepaid RMB18.0 million (equivalent to US$2.6 million) and has a remaining commitment of RMB1.9 million (equivalent to US$0.3 million).

In connection with the Nanchong Project, on 21June 2018, Sichuan Xinda entered into another equipment purchase contracts with Hailezi to purchase production equipment and testing equipment for a consideration of RMB1,900 million (equivalent to US$276.2 million). Pursuant to the contracts with Hailezi, Sichuan Xinda have prepaid RMB1,710 million (equivalent to US$248.6 million) at the end of September 2018, and has a remaining commitment of RMB190 million (equivalent to US$27.6 million).

(3)    Heilongjiang plant construction and equipment purchase

In connection with the equipment purchase contracts with Hailezi signed On September 26, 2016 and February 28, 2017 mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB31.2 million (equivalent to US$4.5 million) as of September 30, 2018.

In connection with the "HLJ Project" mentioned in Note 6 (i), pursuant to the three investment agreements, the project total capital expenditure will be RMB4,015.0 million (equivalent to be US$583.6 million), among which the investment in fixed assets shall be no less than RMB3,295.0 million (equivalent to US$479.0 million) in total. Pursuant to the contracts with Hailezi signed in November, 2017 mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB18.8 million (equivalent to US$2.7 million) as of September 30, 2018.

In connection with the HLJ project, on June 21, 2018, HLJ Xinda Group entered into an equipment purchase contract with Hailezi to purchase production equipment, which will be used for 300,000 metrics tons of biological based composite material, located in Harbin, for a consideration of RMB749.8 million (equivalent to US$109.0 million). Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB300.7 million (equivalent to US$43.7 million) as of September 30, 2018, and has a remaining commitment of RMB449.1 million (equivalent to US$65.3 million).

In connection with the HLJ Project, on July 12, 2018, Heilongjiang Xinda Enterprise Group Company Limited (“HLJ Xinda Group”) entered into an equipment purchase contract with Hailezi to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a consideration of RMB1,157.0 million (equivalent to US$168.2 million). Pursuant to the contract with Hailezi, HLJ Xinda has prepaid RMB240.8 million (equivalent to US$35.0 million) as of September 30, 2018, and has a remaining commitment of RMB916.2 million (equivalent to US$133.2 million).

In connection with the HLJ project, on June 25, 2018, HLJ Xinda Group entered into equipment purchase contracts with Ningbo Junzuo and Ningbo Junhu to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a total consideration of RMB1,156.4 million (equivalent to US$174.8 million). Pursuant to the contract with Ningbo Junzuo and Ningbo Junhu, HLJ Xinda Group has prepaid RMB400.0 million (equivalent to US$60.4 million) as of June 30, 2018, and has a remaining commitment of RMB756.4 million (equivalent to US$114.4 million). On July 10, 2018, the Company signed supplemental contracts with Ningbo Junzuo and Ningbo Junhu to cancel the equipment purchase at the full price due to the equipment not meeting the requirements of the Company. On July 31, 2018, the Company received the full refund of RMB400.0 million (equivalent to US$60.4 million).

(4)    Dubai plant construction and equipment

On April 28, 2015, Dubai Xinda entered into a warehouse construction contract with Falcon Red Eye Contracting Co. L.L.C. for a total consideration of AED6.7 million (equivalent to US$1.8 million). As of September 30, 2018, the Company has a remaining commitment of AED3.3 million (equivalent to US$0.6 million).

(5)    Xinda CI (Beijing) office building decoration

On March 30, 2017, Xinda CI (Beijing) Investment Holding Co., Ltd. ("Xinda Beijing Investment") entered into a decoration contract with Beijing Fangyuan Decoration Engineering Co.,Ltd for a total consideration of RMB5.8 million (equivalent to US$0.8 million) to decorate office building. As of September 30, 2018, the decoration work in the amount of RMB2.0 million (equivalent to US$0.3 million) was recorded in construction in progress. As of September 30, 2018, the Company has a remaining commitment of RMB3.8 million (equivalent to US$0.6 million).
On September 9, 2017, Xinda CI (Beijing) entered into a decoration contract with Beijing Zhonghongwufang Stone Co., Ltd. for a total consideration of RMB1.2 million (equivalent to US$0.2 million) to decorate office building. As of September 30, 2018, the decoration work in the amount of RMB0.6 million (equivalent to US$0.1 million) was recorded in construction in progress. As of September 30, 2018, the Company has a remaining commitment of RMB0.6 million (equivalent to US$0.1 million).

(6)    Xinda Shanghai Research & Development office building

In connection with the building purchase contract mentioned in Note 6 (ii), HLJ Xinda Group has a remaining commitment of RMB108.3 million (equivalent to US$15.8 million) as of September 30, 2018.

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

A hypothetical 1.0% increase in the annual interest rate for all of our credit facilities under which we had outstanding borrowings as of September 30, 2018 would decrease income before income taxes by approximately US$6.1 million for the nine-month period ended September 30, 2018. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

The majority of our revenues are collected in and our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the US$1.00 until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to September 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since September 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until September 30, 2010 when the People's Bank of China allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. The People's Bank of China allowed the RMB and U.S. dollar exchange rate to fluctuate within 1% on April 16, 2012 and 2% on March 17, 2014, respectively. On September 30, 2018, the RMB traded at 6.8792 RMB to 1.00 U.S. dollar.

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

Notwithstanding management's assessment that our internal control over financial reporting was ineffective as of September 30, 2018. We believe that our unaudited condensed consolidated financial statements included in this Quarterly Report present fairly our financial position, results of operations and cash flows for the nine-month period ended September 30, 2018 in all material respects.

(b) Changes in internal controls.

During the nine-month period ended September 30, 2018 , our efforts to improve our internal controls over financial reporting 1) adopting procedures to evaluate and assess performance of directors, officers and employees of the Company, (2) internal meetings, discussions, trainings and seminars periodically to review and improve our internal control procedures; (3) recruiting qualified accounting staff in Xinda CI (Beijing) with requisite expertise and knowledge to help improve our internal control procedures. We plan to improve on the above-referenced weakness by the end of the fiscal year ending December 31, 2018.

Other than the foregoing, there has been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our nine-month period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

"Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 includes a detailed discussion of risks and uncertainties which could adversely affect our future results.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected. During the nine-months period ended September 30, 2018, there have been no material changes to the Risk Factors disclosed in “Part I Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except that the second paragraph of “Part I Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 should be updated as follows:

We concentrate our operations primarily in the automotive industry; therefore, the fluctuations in automotive sales and production could have a material adverse effect on our results of operations and liquidity.

We develop, manufacture, and distribute modified plastic, primarily for use in automobiles. Automotive sales and production are highly cyclical and depend, among other things, on general economic conditions and consumer spending and preferences (which can be affected by a number of issues including fuel costs and the availability of consumer financing). As the volume of automotive production fluctuates, the demand for our products also fluctuates. According to China Association of Automobile Manufacturers, China auto sales dropped 4%, 3.8% and 11.6% in this July, August and September of 2018, respectively, compared to the same periods in 2017.  There can be no assurance that the market conditions, government policies and other factors leading to the drop will continue. Any contraction in automotive sales and production will harm our results of operations and financial condition. Consequently, we are exposed to the risks of adverse developments affecting the auto industry to a greater extent than if our operations were dispersed over a variety of industries.
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

China XD Plastics Company Limited

Date: November 9, 2018	By:	/s/ Jie Han
Name: Jie Han
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2018	By:	/s/ Taylor Zhang
Name: Taylor Zhang
Title: Chief Financial Officer