Form 10-K
period 2018-12-31
China XD Plastics Co Ltd
filed 2019-04-15
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Emerging growth company ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2018 was approximately $49,782,140.

As of April 11, 2019, there were 50,948,841 shares of common stock, par value US$0.0001 per share, outstanding.

Documents incorporated by reference: None.

CHINA XD PLASTICS COMPANY LIMITED
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

PART I

ITEM 1.   BUSINESS.

Our Business

China XD Plastics Company Limited ("China XD", "we", and the "Company", and "us" or "our" shall be interpreted accordingly) is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China and to a lesser extent, in Dubai, United Arab Emirates ("UAE").  Through our wholly-owned subsidiaries Heilongjiang Xinda Enterprise Group Company Limited ("HLJ Xinda Group"), Sichuan Xinda Enterprise Group Company Limited ("Sichuan Xinda"), and AL Composites Materials FZE ("Dubai Xinda"), we manufacture and sell polymer composite materials (a broader category including modified plastics), primarily for automotive applications. We develop our products using our proprietary technology through our wholly-owned research laboratory owned by HLJ Xinda Group and has 488 certifications from manufacturers in the automobile industry as of December 31, 2018. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang Province.  Our research and development (the "R&D") team consists of 147 professionals and 7 consultants. As a result of the combination of our academic and technological expertise, we have a portfolio of 486 patents, 32 of which we have obtained the patent registration in China and the applications for the remaining 454 of which are pending in China as of December 31, 2018.

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

China XD's primary end-market is the Chinese automotive industry that has been rapidly growing for the past few years where our modified plastics are used by our customers to fabricate the following auto components: exteriors (automobile bumpers, rearview and sideview mirrors, license plate parts), interiors (door panels, dashboard, steering wheel, glove compartment and safety belt components), and functional components (air conditioner casing, heating and ventilation casing, engine covers, and air ducts). Our specialized plastics are utilized in more than 31 automobile brands manufactured in China, including leading brands such as Audi, Mercedes Benz, BMW, Toyota, Buick, Chevrolet, Mazda, Volvo, Ford, Citroen, Jinbei, VW Passat, Golf, Jetta, etc. . As of December 31, 2018, 488 of HLJ Xinda Group's automotive-specific modified plastic products have been certified by one or more of the automobile manufacturers in China and are in commercial production. As of December 31, 2018, 386 of our products were in the process of product certification by automobile manufacturers. The Company has tried to develop new overseas customers besides the existing customer in the Republic of Korea (the “ROK”), and has established a business relationship with an overseas customer in Ras Al Khaimah, UAE in fourth quarter of 2018.

We operate three manufacturing bases in Harbin, Heilongjiang and one manufacturing base in Nanchong, Sichuan Province, in the People's Republic of China (the "PRC"), as well as a manufacturing base in Dubai, UAE. As of December 31, 2018, in domestic market, we had approximately 549,200, metric tons of production capacity across 124  automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwanese conveyer systems. Prior to December 2012, we had approximately 255,000 metric tons of annual production capacity across 58 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems.  In July, 2017, our Harbin campus launched a new industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics, which is expected to be completed by the end of the second quarter of 2019.  As a result, our production capacity in Harbin, Heilongjiang was downgraded  to 290,000 MT as of December 31, 2018.  In addition to that upgrading project,  in July 2017, HLJ Xinda also started an industrial project for 300,000 metric tons of biological composite materials, an industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory, all of which we expect to be completed by the end of July 2019.
In December 2013, we broke ground on the construction site of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total domestic installed production capacity to 690,000 metric tons with the addition of 70 new production lines upon the completion of the construction of our fourth production plant. Sichuan Xinda has been supplying to its customers since 2013, mainly backed by production capacity in our Harbin production plant in its inception. We installed 50 production lines in the second half of 2016 in our Sichuan plant with production capacity of 216,000 metric tons during the year of 2017 and an additional 10 production lines in July 2018, bringing the total capacity to 259,200 metric tons. As of December 31, 2018, there is still construction ongoing on the site of our Sichuan plant which is to be expected to be completed by the end of the second quarter of 2019.

In order to meet the increasing demand from our customer in the ROK and to develop potential overseas markets, Dubai Xinda obtained one leased property and two purchased properties, approximately 52,530 square meters in total, including one leased property of 10,000 square meters, and two purchased properties of 20,206 and 22,324 square meters on January 25, 2015, June 28, 2016 and September 21, 2016, respectively, from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE, with constructed building comprised of warehouses, offices and service blocks. In addition to the earlier 10 trial production lines in Dubai Xinda,  the Company completed installing 45 production lines with 11,250 metric tons of annual production capacity by the end of November 2018, and  an additional 40 production lines with 13,000 metric tons of higher-end and higher-specification annual production capacity are under construction and expected to be completed by the end of 2019, bringing total installed production capacity in Dubai Xinda to 24,250 metric tons, targeting high-end products for the overseas market.
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

On August 29, 2016, Xinda Holding US, a subsidiary of Xinda Holding (HK), was dissolved in New York.

Harbin Xinda Plastics New Materials Co., Ltd. ("Xinda Plastics New Materials") ceased business in the third quarter of 2016 and dissolved in 2018.

 On September 5, 2016, Sichuan Xinda set up Chongqing Wanshengxiang Macromolecule Materials Co., Ltd. ("Chongqing Wanshengxiang") in order to engage in import and export business in the free-trade zone in Chongqing and to expand our business in Southwest China.  In August, 2018, Chongqing Wanshengxiang was dissolved.

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

In December 2018, Shanghai Sales was disposed and has been in the process of legal transfer which is expected to be completed by the end of second quarter, 2019. As a result, the Company recognized loss on disposal of Shanghai Sales in US$214,557 in 2018.

Corporate Structure
In December 2018, Shanghai Sales was disposed as a result of group restructuring to streamline resources and improve operating efficiency.

Our Industry

According to a research report prepared exclusively for the Company and issued by Frost & Sullivan in 2018, China is estimated to have consumed approximately 23.4 million Metric Tons ("MT") of modified plastic products in 2018, representing an increase of 3.1% compared to 2017. With China being the world's leading manufacturing center and with rising domestic individual consumption, we believe that demand for modified plastics from China will continue to increase in the foreseeable future. As shown in Figure 1, the market demand for modified plastics will reach 31.2 million MT in 2022, representing compound annual growth rates ("CAGR") of 7.4% and 7.2% by sales volume and revenues from 2018 to 2022. Currently, demand for our products is primarily driven by the Chinese automotive industry. In order for plastics to be used in automobile parts and components, they must satisfy specific physical criteria in terms of mechanical functionality, stability under light and heat, durability, flame resistance, and environmental friendliness. Modified plastics are usually found in interior materials, door panels, dashboards, mud flaps, chassis, bumpers, oil tanks, gas valves, grilles, unit heater shells, air conditioner shells, heat dissipating grids, wheel covers, and other components.

Figure 1: Analysis of Chinese Modified Plastics Market: Sales Volume and Revenue, China 2012-2022E

Source: National Bureau of Statistics, Frost and Sullivan

Total Production Capacity by By Manufacturer Type (China), 2012, 2017, 2022E

3,125.8
5,477.0
7,220.4
100%
Total Production Capacity
(Thousand MT)
69.5%
30.5%
75.1%
24.9%
77.6%
22.4%
Local
Non-local
2012
2017
2022E

Source: National Bureau of Statistics, Frost and Sullivan

 According to Frost & Sullivan's report, stimulated by the development of China's automotive industry, the Chinese automotive modified plastics market experienced significant expansion from 2012 to 2017, with a CAGR of 14.3% in sales volume and 12.8% in sales revenue during this period. Due to the drop of crude oil price since the latter half of 2014, market price of modified plastics has experienced an obvious decrease, which undulates sales revenue of the market in 2015. However the overall revenue of Chinese modified plastics has kept stable increase as the fast growing sales volume in different downstream application fields. The production capacity is expected to reach 7.2 million MT in 2022, with a growth of 31.8% from 5.5 million MT in 2017. As illustrated in Figure 2, the Chinese automotive modified plastics market is expected to maintain the decent increase, with CAGR of 7.5% in both sales volume and sales revenue from 2018 to 2022, respectively. In terms of different manufacturer types, domestic manufacturers expanded their production more rapidly than non-local manufacturers, which accounted for 75.2% of the total production capacity in 2017 and is expected to take up to 77.6% by the end of 2022. We believe that the demand for automotive modified plastic in China will grow continuously due to the fast growing Chinese automotive market, the increasing use per unit of plastic content in automobiles and favorable government incentives and regulations. Moreover, domestic producers will likely gain larger market share from imports as they are able to manufacture products with comparable quality at highly competitive prices and close proximity to their customers. We believe that the following are the key drivers for the automotive modified plastic industry in China.

Figure 2: Analysis of Chinese Automotive Modified Plastics Market: Sales Volume and Revenue (China), 2011-2021E
Source: Frost & Sullivan

Source: National Bureau of Statistics, Frost and Sullivan

According to the statistics by the China Association of Automobile Manufacturers ("CAAM") in 2017 production volume of automobiles in China rose from 19,271.8 thousand units in 2012 to 28,878.9 thousand units in 2017. The growth of Chinese automotive industry is expected to slightly slow down after several years' rapid development and the CAGR of automotive production will be around 2.5% during the period from 2018 to 2022. China has exceeded the United States to become the world's largest auto market as measured by the number of automobiles sold. We believe the growth momentum in China's auto sales will remain strong over the next four years. The automotive industry in China is still in its infancy with passenger car ownership of 151 vehicles per 1,000 inhabitants in 2017, which is significantly below Europe's average of 521 and United States' average of 781 according to National Bureau of Statistics, US Department of Energy, Eurosta, Frost & Sullivan.

The obvious gap of automotive ownership per 1,000 people among China, United States and Europe indicates that the Chinese automotive industry still has huge development potential.

The gap is expected to be further narrowed with China's vehicle per 1,000 people growing to 188 in 2022.

Figure 3: Overview of Chinese Macro Economy:
Vehicle Per 1000 People Comparison (Units per 1,000 people), 2012-2022E

Source: National Bureau of Statistics, US Department of Energy, Eurosta, Frost and Sullivan

•
According to the National Bureau of Statistics, the total number of Chinese automobile parts has experienced a rapid growth because of the economic development and the incentive policies issued by the government. With the continuous development of Chinese auto manufacturing industry and expansion of auto consumption market, the parc of automobiles increased from 109,440.0 thousand units in 2012 to 209,230.0 thousand units in 2017 at a CAGR of 13.8%. It is expected that the number will keep growing and hit a record of 266,153.7 thousand units in 2022, with a CAGR of 4.4% during the period from 2018 to 2022.

Figure 4: Overview of Chinese Macro Economy: Growth of Automotive Parts(China), 2012-2022E

Source: National Bureau of Statistics, Frost and Sullivan

•
Rising personal income in China is one of the key drivers for the rapid growth of the Chinese automobile industry. As shown in Figure 5, China has achieved long-term economic growth and the nominal GDP per capita increased from RMB 39,953.7 in 2012 to RMB 58,416.6 in 2017. There are several undergoing structural adjustments in China’s economy. It is expected that China will be able to maintain a relatively solid economic growth and nominal GDP per capita will keep growing during the period from 2018 to 2022.

•
Chinese government is attempting to stimulate the domestic consumption and has introduced a series of related incentive policies. Given that the income level of residents in China keeps increasing, the per capita consumption expenditure of urban household in China increased from RMB 16,674.3 in 2012 to RMB 24,445.0 in 2017 and is expected to reach RMB 35,433.7 in 2022.

Moreover, cars have become more affordable in China as local or joint venture automobile manufacturers continuously expand their production to achieve economies of scale to lower production cost and source cheaper auto parts locally. Growing income and decreasing vehicle prices will continue to make car ownership more affordable for China's rising middle class.

Figure 5: Overview of Chinese Macro Economy and Chinese Auto Market: Growth of Nominal GDP and Per Capita Consumption Expenditure of Urban Household (China), 2012-2022E

Source:  National Bureau of Statistics, International Monetary Fund, and Frost & Sullivan

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

(5) Increasing Use of Plastics per Vehicle: Weight of modified plastics per vehicle in China continually increased from 2008 to 2012, and is forecasted to reach 169.8 kg by the end of 2017, with a growth rate of 40.2% according to Sullivan's Report. Although the weight of modified plastics per vehicle in China will still be less than that in North America and Europe, the highest growth rate indicates the huge potential for market growth. In 2012, plastic use in China is estimated to be about 128.6 kg per vehicle, whereas models imported from Europe contain on average as much as 219 kg per vehicle. In addition, the Chinese government's goals regarding electric and hybrid vehicles may also push the market further as weight concerns are more important for these vehicles than for traditional passenger cars.

•
Production volume of electric vehicle (EV) in China grew from 14.1 thousand units in 2012 to 794.2 thousand units in 2017 dramatically, with a CAGR of 123.9%. China is leading the development of EV industry and the largest market of EV in the world in 2017. Guided by the supportive policies, the EV industry will continue to be a development focus of auto industry in China.

•
The development of EV is a strong driver of auto modified plastics market since the production of battery packs for EV brings the demand for automotive modified plastics and the level of light-weight designs for EV is high.

Figure 6: Overview of Chinese Macro Economy: Comparison of EV Market Size among China, the US, and Japan, 2012,-2017

Source: Frost & Sullivan, American Chemistry Council's Plastics Industry Producers' Statistics Group

Increasing Substitution of Imports

Though China's automotive plastic market has been dominated by foreign or joint venture ("JV") companies, Chinese suppliers are continually gaining market share. It is estimated that automotive plastics imported and manufactured by multinational and JV companies accounted for 24.9% of the total China automotive plastic supply in 2017, decreasing from 30.5% in 2012 according to a report by Frost & Sullivan. Compared to foreign competitors including JV companies, local manufacturers can largely benefit from the lower cost and geographical convenience in China and their product sales can be customized with time-efficient after sales services and technical supports. As the local production capacity of both domestic and foreign companies has been expanding, share of imports and multiple national companies is expected to decrease to 22.4% by the end of 2022, while the share of domestic manufacturers is forecast to rise to 77.6% in 2022 as they expand at a greater rate than MNC and JV in China.

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
Since 2000, modified plastics, including engineering plastics, have been categorized as a prioritized industrialization area by a series of government guidelines or development plans. Some of these policies include:

● Guiding Catalogue for Key Products and Services in Strategic Emerging Industries (2016) was announced by the National Development and Reform Commission of the People's Republic in January 2017, which categorized new engineering plastics, plastic alloy, fire-retardant modified plastics, ABS, HIPS, high performance carbon fiber, etc.. as prior development fields in new material industry.

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

Our products are organized into twelve product groups, based on their physical characteristics, as set forth below:

Product Group	Number of Products Certified	Characteristics	Automotive or Other Application
Modified Polyamide 66 (PA66)	53	Abrasive resistance, self-lubrication, high strength, high temperature resistance, and flame resistance	Roof handles, door knobs, transmission connection plates, fan shrouds, glovebox assembles, engine hoods, stents baffle blocks, trajectory, fasteners, etc.

Modified Polyamide 6 (PA6)	44	High temperature resistance, weather resistance, high strength	Inner door knobs, door knobs, hand shanks, transmission connection plates, visor bases, etc.

Plastic Alloy	172	High impact resistance, high temperature resistance, flame resistance, platable	Instrument panels, instrument frames, shields, automotive center stacks, speaker covers, grids, fog light shells, battery bases, seat armrests, luggage holders, etc.

Modified Polypropylene (PP)	192	Non-toxic, odorless, low density, insulated, and low moisture uptake	Instrument panels, inner panels, columns, bumpers, air conditioner shells, door knobs, mudguards, etc.

Modified Acrylonitrile butadiene styrene (ABS)	24	High rigidity, low density, rigidity toughness balance, slow burn, and corrosion resistance	Heat dissipating grids, steering wheel shells, cup holders, seal banks, instrument panels, inner door knobs, wheel covers, etc.

Polyoxymethylenes (POM)	1	High strength, low moisture uptake, size stability, high glass, high temperature resistance, fatigue resistance	Heater fans, signal lamps switches, gas reseior covers, door knobs, hand shanks, fuel pumps, dynamic valves, accelerator pedals, rampetior elements, etc.

Polyphenylene Oxide (PPO)	1	High rigidity, flame retardant, abrasive resistance, pollution resistance, high temperature resistance
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

Modified Polylactic Acid (PLA)	-	Reproducible, good biological compatibility and totally degraded	Glove box handle, seat cover, rearview mirror shell, etc.

Modified Polyimide (PI)	-	Flame resistance, high strength, high temperature resistance, corrosion resistance	Compressor blade, piston ring, sealing washer, bushing, gear, brake block, etc.

PEEK*	N/A	Excellent mechanical and chemical resistance and temperature tolerance	Used in communications and transport electronics and electrical appliances, machinery, medical and analytical equipment

Polyethylene	-	Resistance to shock, low temperature resistance, excellent electrical insulation, corosion resistance	Agricultural film, screw cap, water pipe, gear, food packa

Total	488

*PEEK is primarily used in applications that are unrelated to automotive applications, which does not require certifications and is in the product development stage.

For the years ended December 31, 2018 and 2017, the Company had below product categories accounted for 10 percent or more of consolidated revenue as below:

(in millions, except percentage)	Years Ended December 31,
	2018		2017
	US$	%	US$	%
Modified Polyamide 66 (PA66)	316.6	24.8%	286.5	22.2%
Modified Polyamide 6 (PA6)	243.9	19.1%	224.1	17.4%

Plastic Alloy	335.7	26.3%	386.1	29.9%
Modified Polypropylene (PP)	223.4	17.5%	231.3	17.93%
Total	1,119.7	87.8%	1,127.9	87.4%

We are exposed to risks inherent in any foreign operation, including foreign exchange rate fluctuations. For more details, please see “Item 1A Risk Factors - The fluctuation of the exchange rate of the Renminbi against the dollar could reduce the value of your investment”.

Raw Materials

The principal raw materials used for the production of our modified plastic products are plastic resins such as polypropylene, ABS and nylon. Polypropylene is a chemical compound manufactured from petroleum.  ABS is a common thermoplastic used to make light, rigid, molded products such as automotive body parts and wheel covers.  Nylon is a thermoplastic silky material. Approximately nil of our total raw materials purchased by volume are sourced from overseas petrochemical enterprises and 100.0% from domestic petrochemical enterprises during the year ended December 31, 2018.

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

Because raw materials constitute a substantial part of the cost of our products, we seek to reduce costs by dealing with major suppliers. During the year ended December 31, 2018, the Company purchased approximately 21.3% of the Company's raw materials from two major suppliers. By dealing in large quantities with these major suppliers, we obtain reduced prices for raw materials, therefore reducing the cost of our products. If we were unable to purchase from these suppliers, we believe we would still have adequate sources of raw materials from other petrochemical distributors without material impact on the cost of our products.

Intellectual Property

Patents

As a result of our collection of academic and technological expertise, we have 32 approved patents and 454 pending patent applications in China, as set forth in the following table:

No	Patent Name	Application No	Date	Status
1	Supercritical fluid rapid diffusion synthesis of nano calcium carbonate enhanced microcrystalline polypropylene composites	200910073402.3	December 11, 2009	Authorized

2	A method for automotive interior low odor, low VOC, high performance polypropylene composites	201010258937.0	August 20, 2010	Authorized

3	A preparation method of polylactic acid used in auto dashboard	201110035716.1	February 11, 2011	Authorized

4	A rapid detection method of the tensile propertie of modified PP used in auto specially by non-standard situation	201110094454.6	April 15, 2011	Authorized

5	A preparation method of polypropylene resin foam particles with supercritical CO2 act	201110230302.4	August 12, 2011	Authorized

6	A high toughness, low warpage and high-mobility PET/PBT/PC alloy renforced by glass fiber and its preparation method	201110235189.9	August 17, 2011	Authorized

7	A high impact and high heat-resistant flame retardant ABS composite material reinforce by glass fiber and its preparation process	201110268625.2	September 13, 2011	Authorized

8	A high-strength carbon fiber reinforced polyetheretherketone composite material and its preparation method	201210114931.5	April 20, 2012	Authorized

9	High performance halogen-free flame-retardant PC / ABS composite material and its preparation method	201210201826.5	June 19, 2012	Authorized

10	A high temperature conductive PPO/PA6 alloy material and its preparation method	201210241856.9	July 13, 2012	Authorized

11	High-performance, green flame retardant reinforced PA66 composites technology	201210260160.0	July 26, 2012	Authorized

12	An antistatic LSOH flame retardant PC / ABS alloy material and its preparation method	201210296750.9	August 20, 2012	Authorized

13	A free primer and sprayed directly on the bumper composites	201210306240.5	August 27, 2012	Authorized

14	A long glass fiber reinforced polypropylene material and its preparation method	201210362626.8	September 26, 2012	Authorized

15	A modified Kevlar fiber reinforced PA66 material and its preparation method	201210369747.5	September 29, 2012	Authorized

16	A high toughness wear-resistant fiberglass /PA6 composites for rail transit fasteners	201210396122.8	October 18, 2012	Authorized

17	A glass fiber reinforced poly (ethylene terephthalate) / polycarbonate alloy	201210403197.4	October 22, 2012	Authorized

18	Graphene / polymer conductive composites	201210411231.2	October 25, 2012	Authorized

19	A production method of antimicrobial, hydrophilic polypropylene particle	201210411680.7	October 25, 2012	Authorized

20	A glass fiber, SiO2 enhanced toughening polyphenylene sulfide material and its preparation method	201210439116.6	November 7, 2012	Authorized

21	A high mobility of polyvinyl alcohol / lignin WPC	201310203047.3	May 28, 2013	Authorized

22	A applied to electrostatic spraying PPO/PA6 alloy material and its preparation method	201310367459.0	August 22, 2013	Authorized

23	Preparation method of impact-resistant strain of modified polylactic acid material	201310468059.9	October 10, 2013	Authorized

24	A free spray paint bumper with modified material and preparation method	201310468057.X	October 10, 2013	Authorized

25	A stereoscopic word based on 3D printing	201520229477.7	April 16, 2015	Authorized

26	A medical chest straps based on 3D printing technology and its preparation method	201510290769.6	June 1, 2015	Authorized

27	A 3D printing withABS composite material and its preparation method	201610073934.7	February 3, 2016	Authorized

28	A kind of starch based biodegradable plastics and its preparation method	201610078670.4	February 5, 2016	Authorized

29	A kind of high-toughness full-degradation polylactic acid-based composite material and its preparation method	201610073925.8	February 5, 2016	Authorized

30	A high-powered aircraft tail composite material and its preparation process	201110196209.6	July 13,2011	Authorized

31	An extrusion grade sisal fiber reinforced polypropylene composite material and its preparation process	201210357867.3	September 25, 2012	Authorized

32	A high heat-resistant PC / ASA alloy material and its preparation method	201010508149.2	October 15, 2010	Authorized

33	A method for automotive interior matte, anti-scratch modified polypropylene composites	201010230064.2	July 19, 2010	Pending

34	A lower mold shrinkage ratio method of calcium carbonate / polypropylene nanocomposites	201010230088.8	July 19, 2010	Pending

35	Nano-ZnO filled with modified PEEK film and its preparation method	201010258955.9	August 20, 2010	Pending

36	A high impact and high flow PC / ASA alloy material and its preparation method	201010258950.6	August 20, 2010	Pending

37	A preparation method of SiO2/CaCO3 nano-composite particles modified polypropylene	201010282042.0	September 15, 2010	Pending

38	A microporous zeolite materials modified PEEK and its preparation method	201010282022.3	September 15, 2010	Pending

39	An anti-aging, anti-yellowing, low odor polypropylene composite material and its preparation method	201010508177.4	October 15, 2010	Pending

40	A high notched impact PA / ASA alloy material and its preparation method	201010230061.9	July 19, 2010	Pending

41	A alloy material of high-impact, high-brightness ASA	201010543439.0	November 15, 2010	Pending

42	A high heat-resistant and high wear-resistant PEEX composite material and its preperation process	201110347338.0	January 10, 2011	Pending

43	A preperation process of high weathering colour ASA resin	201110347336.1	February 11, 2011	Pending

44	A preparation method of polymer composites with high toughness	201110035736.9	February 11, 2011	Pending

45	A special material of cooling grille with high heat resistance and high weather resistance	201110094466.9	April 15, 2011	Pending

46	Apreparation process of ABS alloy with high impact performance and high heat resistance	201110122586.5	May 12, 2011	Pending

47	A preparation process of centralized control method used in plastic production line	201110122566.8	May 12, 2011	Pending

48	A preparation method of easily dispersed and easily processimg polyprolene composite material	201110158511.2	June 14, 2011	Pending

49	A preparation method of high heat-resistant and high rigid PLA composite material reinforced by fully biodegrdable natural fiber	201110158512.7	June 14, 2011	Pending

50	A preparation process of the premixed screening system	201110158488.7	June 14, 2011	Pending

51	A rapid detection method of the impact propertie of midfide plastics used in automobile specially	201110158528.8	June 14, 2011	Pending

52	A high impact PA6 composite material with core-shell toughening and its preparation method	201110196226.X	July 13, 2011	Pending

53	A preparation methed of the plastic production line with high performance and high honogeneity	201110233488.9	August 16, 2011	Pending

54	A preparation method of polylactic acid used composite material modified by hydroxyapatite with supercritical water act	201110268687.3	September 13, 2011	Pending

55	A polypropylene composite material used in battery tank of new source of energy automobile and its preperation method	201110347320.0	November 7, 2011	Pending

56	A high toughnees,low warpage and low mold temperature PET/PA6 alloy reinfoced by glass fiber and preperation method	201110347339.5	November 7, 2011	Pending

57	A preparation method of glass fiber reinforced polyether ether ketone with high strength and high heat resestance	201110399890.4	December 5, 2011	Pending

58	A high toughness of polycarbonate blends material and its preparation method	201110319832.6	December 20, 2011	Pending

59	A high-impact, green flame retardant PC / ABS alloy material and its preparation process	201210122281.9	April 25, 2012	Pending

60	A preparation method for heat-resistant and easy processing of natural fiber reinforced polylactic acid composites	201210147444.9	May 14, 2012	Pending

61	A preparation method of high encapsulation efficiency and stable release polylactic lysozyme drug microsphere	201210295154.9	August 20, 2012	Pending

62	A Supercritical carbon dioxide reactor pressure method for preparating polypropylene foamed material	201210298694.2	August 22, 2012	Pending

63	An antimicrobial, dust suppression, halogen-free flame retardant ABS and its preparation process	201210305824.0	August 27, 2012	Pending

64	A preparation methods of ultra-hydrophobic microporous polymer film	201210358122.9	September 25, 2012	Pending

65	A molding method suitable PEEK	201010173663.5	May 17, 2010	Pending

66	A flame-retardant glass fiber reinforced PA66 and its preparation method	201210370558.X	September 29, 2012	Pending

67	The chest protected belts	201220526299.0	October 15, 2012	Pending

68	A non-asbestos and non-metal materials brake pads composite material and its preparation method	201210395921.3	October 18, 2012	Pending

69	A wear-resistant, anti-static, flame retardant ultra-high molecular weight polyethylene composite material	201210402814.9	October 22, 2012	Pending

70	A high impact, high heat-resistant PC / PBT alloy material and its preparation process	201210403095.2	October 22, 2012	Pending

71	A continuous aramid fiber reinforced POM materials and preparation methods	201210411967.X	October 25, 2012	Pending

72	An alcohol solution PA66 material special for intake manifold and its preparation method	201210442251.6	November 8, 2012	Pending

73	An environmentally friendly self- aromatic polypropylene material and its preparation process	201210457403.X	November 15, 2012	Pending

74	A mechanical strength polypropylene power lithium battery separator and its preparation method	201210472283.0	November 21, 2012	Pending

75	A multilayer hot pressing method for preparating hydroxyapatite / polylactide composite	201210474211.X	November 21, 2012	Pending

76	Preparation of a glass fiber reinforced nylon 66 / nylon 6 Composites	201310185041.8	May 20, 2013	Pending

77	An environmentally friendly foam polypropylene material and preparation method	201310185228.8	May 20, 2013	Pending

78	An ramie fiber reinforced polypropylene composite material and its preparation process	201310185514.4	May 20, 2013	Pending

79	One kind of resistance to warpage reinforced polyamide 6 material and preparation method	201310250426.8	June 24, 2013	Pending

80	Preparing a polyamide material reinforced with continuous glass fibers	201310250967.0	June 24, 2013	Pending

81	A low-cost method for preparing hydrophobic material of polypropylene	201310250185.7	June 24, 2013	Pending

82	A polypropylene self-luminous material and preparation method	201310250047.9	June 24, 2013	Pending

83	A preparation method of reinforced, flame-retardant ABS material	201310367420.9	August 22, 2013	Pending

84	One kind of aramid pulp-reinforced PA66 composite material and preparation method	201310367404.X	August 22, 2013	Pending

85	Preparation of a high-performance fiber-reinforced polyphenylene sulfide composites	201310372289.5	August 24, 2013	Pending

86	One kind of anti-alcohol solution, low warpage reinforced nylon66 composite material and preparation method	201310372282.3	August 24, 2013	Pending

87	A high-gloss, free paint, scratch-resistant alloy material and preparation method	201310372789.9	August 26, 2013	Pending

88	A preparation process of heat-stable flame retardant reinforced nylon composite material	201310413691.3	September 12, 2013	Pending

89	An anti-oxidation, high flow, flame retardant ABS and preparation process	201310413270.0	September 12, 2013	Pending

90	An flax noil fiber reinforced polypropylene composite material and its preparation process	201310413287.6	September 12, 2013	Pending

91	A Preparation of appling to charging pile casing PC / ABS alloy compound	201310414007.3	September 12, 2013	Pending

92	A no-spray, high durability, scratch-resistant, flame retardant ABS Preparation and Process	201310414024.7	September 12, 2013	Pending

93	An antistatic, low smoke, flame retardant PC / ABS alloy materials and preparing process	201310414847.X	September 13, 2013	Pending

94	A method for preparing an enhanced flame retardant rigid polyurethane composites	201310467797.1	October 10, 2013	Pending

95	A MARINE with wear-resistant ultra high molecular weight polyethylene composites	201310468060.1	October 10, 2013	Pending

96	A method for preparing low temperature resistance, scratch-resistant zipper jacket compound for cars	201310468076.2	October 10, 2013	Pending

97	An environmentally friendly fire-retardant, high-performance EVA composite material and preparation method	201310467812.2	October 10, 2013	Pending

98	A direct line of long glass fiber reinforced thermoplastic composite material and its preparation method	201310471859.6	October 12, 2013	Pending

99	A toughening wear-resistant alloy material and preparation method	201310556261.7	November 12, 2013	Pending

100	A high resistance temperature reinforced polyamide 6 material and preparation method	201310556569.1	November 12, 2013	Pending

101	Preparation of an aircraft engine surrounding high temperature polyimide composites	201310555389.1	November 12, 2013	Pending

102	Preparation of a high strength of continuous glass fiber reinforced nylon 6 material	201310555451.7	November 12, 2013	Pending

103	A highly weather-resistant polypropylene self-luminous material and preparation method	201310555483.7	November 12, 2013	Pending

104	Method for preparing porous polymer composite superhydrophobic films	201310559589.4	November 13, 2013	Pending

105	A polypropylene foam material and preparation method	201310559024.6	November 13, 2013	Pending

106	One kind of aramid fiber / polyimide composite material and preparation method	201310559294.7	November 13, 2013	Pending

107	An alloy NiMoB modified talc enhanced Bumper material and its preparation method	201310559588.X	November 13, 2013	Pending

108	A silicone toughening polyphenylene sulfide material and its preparation method	201310560625.9	November 13, 2013	Pending

109	A high toughness, wear-resistant rail fasteners with glass / nylon 6 Composites	201310646768.1	December 6, 2013	Pending

110	A high-gloss, avoid spraying PTT / PMMA rearview mirror Compound and its production process	201310652729.2	December 6, 2013	Pending

111	A keyboard and mouse with anti-bacterial perspiration modified plastics and its preparation method	201310676101.6	December 13, 2013	Pending

112	A high-strength lightweight hollow glass microspheres toughening PP material and preparation method	201310721731.0	December 25, 2013	Pending

113	a method for producing a heatproof polyimide composite used for aircraft engine periphery	201410144739.X	April 12, 2014	Pending

114	a method for producing a heatproof polyimide composite	201410205669.4	May 16, 2014	Pending

115	An advantage of specially coupling treated carbon fibers reinforced PEEK	201410262651.8	June 13, 2014	Pending

116	A high dimensional stability、excellent abrasion resistance PEEK valve composite	201410262638.2	June 13, 2014	Pending

117	The preparation method of a high-strength PEEK composites	201410262746.X	June 13, 2014	Pending

118	A Method for preparing high performance PEEK/long glass fiber composites	201410263606.4	June 16, 2014	Pending

119	a method for producing a polyimide composite	201410326840.7	July 10, 2014	Pending

120	Preparation of Carbon Fiber Reinforced PI Composite Material	201410326641.6	July 10, 2014	Pending

121	Preparation of a high tensile strength of PEEK composites	201410326616.8	July 10, 2014	Pending

122	The prepatation of a high-strength ,high-temperature polyimide composites	201410413832.6	August 21, 2014	Pending

123	A high-heat-resistant,excellent in abrasion resistance sheet composite PEEK valve	201410413379.9	August 21, 2014	Pending

124	Preparation of PI composite material by coupling agent treated glass fiber	201410481809.0	September 22, 2014	Pending

125	A kind of 3D printing poly lactic acid/leather powder composite materials and its preparation method	201410690528.6	November 27, 2014	Pending

126	A kind of biodegradable polymer-docetaxel bonding medicine and its preparation method	201410690529.0	November 27, 2014	Pending

127	A prepatation method of polyimide composite material	201410691532.4	November 27, 2014	Pending

128	A prepatation method of high toughness biodegradable polylactic acid foam plastics	201410691587.5	November 27, 2014	Pending

129	A preparation of antibacterial polylactic acid fiber	201410691901.X	November 27, 2014	Pending

130	A kind of poly lactic acid preparation method of lactide ring-opening polymerization	201410697015.8	November 28, 2014	Pending

131	A modification of PLA material and its preparation method	201410697822.X	November 28, 2014	Pending

132	A method of preparing high strenght PLA composites	201410697790.3	November 28, 2014	Pending

133	A kind of twin screw reactive extrusion method ring opening polymerization preparation of PLA	201410697838.0	November 28, 2014	Pending

134	A method of preparing high toughness PLA composites	201410697801.8	November 28, 2014	Pending

135	A kind of organic molecule catalytic method for preparation of poly lactic acid	201410703493.5	November 30, 2014	Pending

136	A surface treatment of carbon fiber reinforced thermoplastic polyimide composites	201410703815.6	November 30, 2014	Pending

137	A carbon fiber-reinforced thermoplastic polyimide composites	201410703816.0	November 30, 2014	Pending

138	A preparation method of the high toughness,high mobility PLA/PP Alloy	201410704664.6	December 4, 2014	Pending

139	A preparation method of the natural fiber/polylactic acidbased composite materials	201410704612.9	December 4, 2014	Pending

140	A preparation method of the high toughness ABS/PLA-based alloys	201410704588.9	December 4, 2014	Pending

141	Nanoparticles/CF hybrid reinforced PEEK composite material and its preparation method	201410729719.9	December 5, 2014	Pending

142	Method for preparing thermoplastic polyimide composites	201410730324.0	December 5, 2014	Pending

143	Boron fiber reinforced polyimide	201410730235.6	December 5, 2014	Pending

144	A method of preparation of carbon fiber prepreg reinforced skis	201410729635.5	December 5, 2014	Pending

145	High mobility TLCP/PES/PEEK composite material and its preparation method	201410729614.3	December 5, 2014	Pending

146	An PEEK/BaSo4 composite material and its preparation method	201410730260.4	December 5, 2014	Pending

147	Foamed PP and graphite fiber composites preparation methods of enhancement of skis	201410729634.0	December 5, 2014	Pending

148	Method for increasing the compatibility of PPS/PEEK composite materials	201410730258.7	December 5, 2014	Pending

149	A compressor valve plate with a modified material and the method	201410733902.6	December 8, 2014	Pending

150	An automobile air conditioner drive gear with the modified materials and the method	201410733905.X	December 8, 2014	Pending

151	Method for preparing high toughness of polycarbonate/polylactic acid-bassed alloys	201410733882.2	December 8, 2014	Pending

152	A modified high-performance carbon fiber composite materials	201410747395.1	December 10, 2014	Pending

153	A prepatation method of high performance PEEK/carbon fiber composite material	201410747379.2	December 10, 2014	Pending

154	A prepatation method of PEEK composite material	201410746978.2	December 10, 2014	Pending

155	A ternary no return toughening copolymer of polylactic acid composite material and its preparation method	201410747386.2	December 10, 2014	Pending

156	Sensor with high-performance fiber-reinforced PPS composites	201410747061.4	December 10, 2014	Pending

157	Glass fiber modified wearable Polyimide	201410747053.X	December 10, 2014	Pending

158	An advantage of specially prepared by coupling treatment sio2 reinforced PEEK	201410747062.9	December 10, 2014	Pending

159	A high-mobility PVA/wood flour composite biomass	201410747054.4	December 10, 2014	Pending

160	One kind of thermal evaporation method graphene Gec	201410746877.5	December 10, 2014	Pending

161	A highly heat-resistant polylactic acid/Wood Flour Composites	201410747097.2	December 10, 2014	Pending

162	Preparation of an enhanced flame retardant polyurethane composites	201410747055.9	December 10, 2014	Pending

163	A process for producing fiber reinforced PA6 dedicated 3D printing materials processing using a special method	201410747082.6	December 10, 2014	Pending

164	A preparation method of low warpage ABS special 3D printing materials	201410746979.7	December 10, 2014	Pending

165	A preparation method of impact-resistant strain of modified polylactic acid materials	201410747377.3	December 10, 2014	Pending

166	A preparation method of chemical vapor deposition method graphene films	201410747180.X	December 10, 2014	Pending

167	A process for producing acrylic polyurethane high-solids coatings	201410747079.4	December 10, 2014	Pending

168	The use of core-shell particles toughening PC and PBT resin	201410747406.6	December 10, 2014	Pending

169	A high strength,high modulus of PEEK composite material and preparation method	201410747376.9	December 10, 2014	Pending

170	A kind of microfluids device prepared by the technology of 3D-printing	201410747264.3	December 10, 2014	Pending

171	A high-retardant polyvinyl alcohol/Wood Flour Composites biomass	201410746938.8	December 10, 2014	Pending

172	A method of processing aids (ACR) improved PVC materials	201410746804.6	December 10, 2014	Pending

173	A preparation method of polylactic acid film	201410746939.2	December 10, 2014	Pending

174	A kind of suitable for 3D printing chest straps of polylactic acid materials and its preparation method	201510089885.1	February 28, 2015	Pending

175	A kind of alloy material for 3D printing	201510179994.2	April 16, 2015	Pending

176	A method of preparation of water-soluble PLA support material for 3D printing	201510180141.0	April 17, 2015	Pending

177	A kind of high performance PEEK/chopped carbon fiber composite material and the preparation method	201510180750.6	April 17, 2015	Pending

178	The prepatation method of a high toughness polylactic acid based composite material	201510180761.4	April 17, 2015	Pending

179	A nylon base composite material for medical strap by 3D printing and the preparation method	201510180170.7	April 17, 2015	Pending

180	A preparation method of 3D printing support material of PVA with amylum filled	201510342646.2	June 19, 2015	Pending

181	A preparation method of ASA composite materials for 3D printing	201510342647.7	June 19, 2015	Pending

182	A kind of PBT/carbon fiber composite material and its preparation method	201510343448.8	June 20, 2015	Pending

183	A kind of anionic catalytic method for preparation of PLA	201510343470.2	June 20, 2015	Pending

184	A kind of suitable for 3D printing flexible material and its preparation method	201510343479.3	June 20, 2015	Pending

185	A gear assembly line pen container	201510372972.8	July 1, 2015	Pending

186	A 3D printing PA-12 composite materials and preparation methods	201510425924.0	July 21, 2015	Pending

187	A kind Of PC/ABS alloy for 3D printing	201510425922.1	July 21, 2015	Pending

188	A kind Of chitosan fill the PVA support materials for 3D printing	201510425923.6	July 21, 2015	Pending

189	A preparation methods of PA-12 composite materials for 3D printing	201510425925.5	July 21, 2015	Pending

190	A preparation methods of ASA composite materials for 3D printing	201510426034.1	July 21, 2015	Pending

191	A PCL materials for 3D printing	201510426518.6	July 21, 2015	Pending

192	A PLA/carbon fiber composite materials for 3D printing	201510444970.5	July 27, 2015	Pending

193	A ABS/carbon fiber composite materials for 3D printing	201510444857.7	July 27, 2015	Pending

194	A low-cost PEEK composite materials	201510442250.5	July 27, 2015	Pending

195	A kind of flame retardant PEK-C composite materials	201510442249.2	July 27, 2015	Pending

196	The preparation method of PLA composites with higher strength	201510513220.9	August 20, 2015	Pending

197	High flexibility and heat resistance of modified PLA material and its preparation method	201510513331.X	August 20, 2015	Pending

198	The preparation method of high toughness PLA composites	201510513381.8	August 21, 2015	Pending

199	A low hardness material for 3D printing and its preparation method	201510513507.1	August 21, 2015	Pending

200	A kind of high toughness ABS/PLA base alloy and its preparation method	201510513987.1	August 21, 2015	Pending

201	A preparation methods of PLA/carbon fiber composite cable	201510513965.5	August 21, 2015	Pending

202	A kind of high toughness PC/PLA base alloy and its preparation method	201510513964.0	August 21, 2015	Pending

203	A PLA/PCL materials for 3D printing	201510513963.6	August 21, 2015	Pending

204	A preparation methods of biodegradable PP composite materials	201510516595.0	August 21, 2015	Pending

205	A kind of twin screw reactive extrusion method ring opening polymerization preparation of PLA	201510516697.2	August 21, 2015	Pending

206	A 3D printing with PLA wood plastic composite material and its preparation method	201510516892.5	August 22, 2015	Pending

207	A kind of biodegradable plastic material	201510516891.0	August 22, 2015	Pending

208	A water-soluble 3D printing support material and its preparation method	201510517574.0	August 22, 2015	Pending

209	A kind of modified carbon fiber reinforced PEK-C composite materials	201510518210.4	August 24, 2015	Pending

210	The preparation method of PLA by catalytic organic molecules	201510529386.x	August 26, 2015	Pending

211	A kind of alloy material for 3D printing	201510529324.9	August 26, 2015	Pending

212	The preparation method of PLA by glue lactide ring-opening polymerization	201510529229.9	August 26, 2015	Pending

213	A PLA/PCLbased materials for 3D printing	201510596497.2	September 19, 2015	Pending

214	A kind of PC/PLA alloy for 3D printing	201510596496.8	September 19, 2015	Pending

215	A preparation methods of PA-12 composite materials for 3D printing	201510596494.9	September 19, 2015	Pending

216	A straw filling masterbatch for car and its preparation method	201510596493.4	September 19, 2015	Pending

217	A kind of flame retardant straw man-made composite panels and its preparation method	201510598097.5	September 21, 2015	Pending

218	A kind of injection molding with straw powder/PP composite wood plastic material	201510598151.6	September 21, 2015	Pending

219	A free aldehyde a two-component straw green adhesive and its preparation method	201510598096.0	September 21, 2015	Pending

220	A radiation-hardened PEK-C composite materials	201510598127.2	September 21, 2015	Pending

221	A highly transparent and heat resistant PLA based composite materials and preparation methods	201510605550.0	September 22, 2015	Pending

222	A long natural fiber/PLA based composite materials and preparation methods	201510605549.8	September 22, 2015	Pending

223	A high toughness,high liquidity PLA/PP alloy and its preparation method	201510605551.5	September 22, 2015	Pending

224	A kind of chemical modification of two-component straw without adhesive and its preparation method	201510606502.3	September 23, 2015	Pending

225	A filler masterbatch containing straw fiber and its preparation method	201510620223.2	September 26, 2015	Pending

226	A kind of high toughness of polyolefin/PLA based alloy material and its preparation method	201510620222.8	September 26, 2015	Pending

227	A straw in organic resin environmental protection plastic masterbatch and preparation method	201510620187.X	September 26, 2015	Pending

228	A straw combined with compound wood plastic material and its preparation method	201510621223.4	September 28, 2015	Pending

229	A kind of SEBS compound materials for 3D printing and preparation methods	201510625700.4	September 29, 2015	Pending

230	A 3D printing in toughenning PLA material	201510678609.9	October 21, 2015	Pending

231	A 3D printing with imitation wood material and its preparation method	201510678582.3	October 21, 2015	Pending

232	A shock profile ASA modification and preparation metgod	201510678508.1	October 21, 2015	Pending

233	A kind of suitable for 3D printing PP/SEBS composite materials	201510678417.8	October 21, 2015	Pending

234	A werther resistance type ASA material preparation method	201510682952.0	October 21, 2015	Pending

235	A 3D printing with PA-12/carbon fiber composite material preparation method	201510774246.9	November 14, 2015	Pending

236	A PEEK composites used for 3D printing	201510776191.5	November 16, 2015	Pending

237	A 3D printing use environmental protection material and its preparation method	201510781986.5	November 17, 2015	Pending

238	A 3D printing to atrengthen PLA material	201510781729.1	November 17, 2015	Pending

239	A 3D printing for PVA/PLA composite materials	201510781822.2	November 17, 2015	Pending

240	Carbon fiber reinforced polylactic acid/hydroxyapatite composite material preparation method	201510781758.8	November 17, 2015	Pending

241	A PLA/PCL composite materials for 3D printing fixed with chest photo	201510781757.3	November 17, 2015	Pending

242	A kind of plant fiber modified PP composite material and its preparation process	201510801217.7	November 20, 2015	Pending

243	A carbon fiber thermoplastic composites material and its preparation method	201510802664.4	November 20, 2015	Pending

244	A straw biodegradable green tableware and its preparation method	201510800686.7	November 20, 2015	Pending

245	A straw packaging products and its preparation method	201510800422.1	November 20, 2015	Pending

246	A long natural fiber/polylactic acid based composite material preparation method	201510807808.5	November 23, 2015	Pending

247	A catalyst with double function activation properties of PLA and preparation method	201510949309.x	December 20, 2015	Pending

248	A preparation method of high strength and biodegradable PLA composite material	201510949307.0	December 20, 2015	Pending

249	A high-performance PLA and its preparation method	201510949312.1	December 20, 2015	Pending

250	A kind of biodegradable recycling PLA material and its preparation method	201510949306.6	December 20, 2015	Pending

251	A high flexibility and heat resistance of PLA modified material and its preparation method	201510949313.6	December 20, 2015	Pending

252	A kind of inorganic filler biodegradable 3D printing consumables and its preparation method	201510949636.5	December 20, 2015	Pending

253	A kind of biodegradable 3D printing toughening material and its preparation method	201510949638.4	December 20, 2015	Pending

254	A low-cost biodegradable 3D printing consumables and its preparation method	201510949637.x	December 20, 2015	Pending

255	A kind of biodegradable 3D printing reinforced material and its preparation method	201510949653.9	December 20, 2015	Pending

256	A biodegradable 3D printing alloy material and its preparation method	201510949651.x	December 20, 2015	Pending

257	A synthetic PLA composite and its preparation method	201510994685.0	December 30, 2015	Pending

258	The preparation method of high toughness PLA composites	201510994684.6	December 30, 2015	Pending

259	A kind of high strength polypropylene fiber and its manufacturing method	201510994680.8	December 30, 2015	Pending

260	The method of preparation of polypropylene fiber	201510994693.5	December 30, 2015	Pending

261	The preparation method of the high toughness PP composites	201510994695.4	December 30, 2015	Pending

262	Carbon fiber reinforced polylactic acid/hydroxyapatite composite material preparation method	201510994697.3	December 30, 2015	Pending

263	The preparation method of PLA/PP bicomponent fiber filtering material and products	201510994720.9	December 30, 2015	Pending

264	A kind of carbon fiber reinforced halogen-free flame retardant PA66 composite materials and preparation methods	201510995630.1	December 30, 2015	Pending

265	A kind of high toughness polylactic acid based composite material preparation method	201510995642.4	December 30, 2015	Pending

266	Carbon fiber reinforced halogen-free flame retardant PBT composite material and its preparation method	201510995644.3	December 30, 2015	Pending

267	A kind of starch based biodegradable plastics and its preparation method	201510995643.9	December 30, 2015	Pending

268	A highly transparent heat-proof PLA based composite material preparation method	201510995641.X	December 30, 2015	Pending

269	A kind of human pipeline support for controllable safety PLA/PCL composite material	201610068028.8	February 2, 2016	Pending

270	A kind of wood material for 3D printing and its preparation method	201610068060.6	February 2, 2016	Pending

271	A kind of PBS/PHB material for 3D pringting and its preparation method	201610068519.2	February 2, 2016	Pending

272	A preparation method of high toughness PP wood plastic composite materials	201610068969.1	February 2, 2016	Pending

273	A kind of glass fiber reinforced polyetheretheketone 3D printing supplies and preparation method thereof	201610069556.5	February 2, 2016	Pending

274	A kind of biodegradable polylactic acid protection film and its preparation method	201610070678.6	February 2, 2016	Pending

275	A kind of straw degradable plastic film and its preparation method	201610070677.1	February 2, 2016	Pending

276	A poly lactic acid/starch/straw powder bio based biodegradable composite material and its preparation method	201610070676.7	February 2, 2016	Pending

277	A kind of modified PET material and its preparation method	201610071902.3	February 3, 2016	Pending

278	A kind of environmental protection type plastic pipe and its preparation method	201610073495.X	February 3, 2016	Pending

279	The medical adjustable chest abdomen fixing belt based on FDM printing technology	201610073497.9	February 3, 2016	Pending

280	An enhanced impact modification of polylactic acid material and its preparation method	201610072317.5	February 3, 2016	Pending

281	A preparation method of the thermoplastic elastomers PP with high mobility and high resistance of deformation	201110035725.0	February 11, 2016	Pending

282	A shape of thermotropic polymers material with memoty	201610117090.1	March 2, 2016	Pending

283	A kind of low cost straw polyethylene film and its preparation method	201610117151.4	March 2, 2016	Pending

284	Preparation method of wood plastic composite materials PP	201610117088.4	March 2, 2016	Pending

285	A kind of degradable plastic film and its preparation method	201610117087.X	March 2, 2016	Pending

286	A kind of biodegradable thoughening heat-resistant polylactic acid modified resin and its preparation method	201610117085.0	March 2, 2016	Pending

287	A preparation method and application of glass fiber reinforced polylactic acid composite material	201610117084.6	March 2, 2016	Pending

288	A kind of automobile sheet witn the 3D printing technology	201610117083.1	March 2, 2016	Pending

289	A kind of environmental protection engineering plastics for plate	201610117082.7	March 2, 2016	Pending

290	A kind of environmental protection engineering plastics for automobile	201610117081.2	March 2, 2016	Pending

291	A kind of preparation of the 3D printing technology based on medical lesions	201610117080.8	March 2, 2016	Pending

292	A kind of PA-12 wood plastic composite powder for 3D printung and its preparation method	201610117079.5	March 2, 2016	Pending

293	A kind of PBS/carbon material composite wire used for 3D printing and its preparation method	201610117815.7	March 3, 2016	Pending

294	A kind of Environment friendly type poly lactic acid film and the preparation method thereof	201610207898.9	April 6, 2016	Pending

295	A kind of shape memory polymer material of poly and its preparation method	201610205124.2	April 6, 2016	Pending

296	Method for preparing poly lactic acid foaming material by supercritical carbon dioxide autoclave pressure method	201610205122.3	April 6, 2016	Pending

297	A kind of degradable straw polyethylene film and the preparation method thereof	201610206640.7	April 6, 2016	Pending

298	A kind of high transparent heat-resistant polylactic acid composite material preparation method	201610206661.9	April 6, 2016	Pending

299	A starch based degradable biological plastic PP and the preparation method thereof	201610208232.5	April 6, 2016	Pending

300	A kind of heat resistant PEEK composite material	201610208393.4	April 6, 2016	Pending

301	A kind of PA12/PA6 alloy material powder for 3D printing	201610208432.0	April 6, 2016	Pending

302	A preparation of the 3D printing technology of medical equipment based on the elbow	201610208548.4	April 6, 2016	Pending

303	A kind of PBS/PBC printing 3D material and the preparation method thereof	201610209276.X	April 7, 2016	Pending

304	A kind of environmental protection engineering plastic for pipe	201610208583.6	April 7, 2016	Pending

305	A kind of Glass fiber reinforced 3D printing plate	201610209379.6	April 7, 2016	Pending

306	A kind of environmental protection engineering plastic for pipe	201610283803.1	May 4, 2016	Pending

307	A kind of environmental protection engineering plastic for plate	201610286257.7	May 4, 2016	Pending

308	A kind of environmental protection engineering plastic for automobile	201610286746.2	May 4, 2016	Pending

309	A kind of long fiber reinforced nylon composite material and the preparation method thereof	201610288368.1	May 5, 2016	Pending

310	A kind of preparation method of high toughness PP wood plastic composite materials	201610287792.4	May 5, 2016	Pending

311	A kind of Environment friendly polyethylene film and itspreparation method	201610290594.3	May 5, 2016	Pending

312	Thermally conductive PBT composite material with shielding function and its preparation method	201610291019.5	May 5, 2016	Pending

313	A kind of degradable shape memory lumen inner bracket and the preparation method thereof	201610291432.1	May 5, 2016	Pending

314	A kind of biodegradable plastic materials PLA	201610291430.2	May 5, 2016	Pending

315	A carbon fiber composite material suitable for 3D printing	201610291577.1	May 6, 2016	Pending

316	A kind of wood material for 3D printing and preparation method thereof	201610291576.7	May 6, 2016	Pending

317	A kind of special material for 3D printing lamp	201610291575.2	May 6, 2016	Pending

318	A kind of PA12/PA66 alloy material powder for 3D printing	201610381000.X	June 1, 2016	Pending

319	A kind of PBS/C printing 3D material and preparation method thereof	201610380995.8	June 1, 2016	Pending

320	A kind of environmental protection material for 3D printing and the preparation method thereof	201610380993.9	June 1, 2016	Pending

321	A kind of PBT composite flame retardant material and its preparation method	201610380999.6	June 1, 2016	Pending

322	A kind of preparation method of talc PP composite wood	201610380997.7	June 1, 2016	Pending

323	A kind of anti bending PEEK composite material	201610381001.4	June 1, 2016	Pending

324	A kind of environmental protection engineering plastic for automobile	201610381002.9	June 1, 2016	Pending

325	A kind of flexible material suitable for 3D printing chest and abdomen fixing band and the preparation method thereof	201610380992.4	June 1, 2016	Pending

326	A method for preparing medical lactide	201610380998.1	June 1, 2016	Pending

327	A kind of functional type polyethylene film material and preparation method thereof	201610381752.6	June 1, 2016	Pending

328	A kind of high performance long fiber reinforced nylon composite material and the preparation method thereof	201610381709.X	June 3, 2016	Pending

329	A kind of full biological degradation heat resistant poly lactic acid foaming material and the preparation method thereof	201610381706.6	June 3, 2016	Pending

330	A kind of preparation method of rice husk powder / Talc Composite Reinforced starch based degradable plastics	201610293135.0	June 5, 2016	Pending

331	A kind of nylon reinforced 3D material special material and the preparation method thereof	201610293621.2	June 5, 2016	Pending

332	A kind of preparation method of straw powder filled PP composite material	201610294471.7	June 5, 2016	Pending

333	A kind of low cost and high heat-resistant PEEK composites	201610515565.2	July 4, 2016	Pending

334	A high performance with environmental protection engineering plastic pipes	201610519136.2	July 4, 2016	Pending

335	An amphiphilic polymer based on oil phase inverse microemulsion preparation method	201610516931.6	July 4, 2016	Pending

336	A PBT/PC insulating thermal conductive composite materials	201610516932.0	July 4, 2016	Pending

337	A continuous glass fiber reinforced nylon material and its preparation method	201610515566.7	July 4, 2016	Pending

338	A preparation method of flax fiber wood plastic PP composites	201610515567.1	July 4, 2016	Pending

339	A uniform bubble hole high cushioning foaming materials preparation methods of PLA	201610516835.1	July 5, 2016	Pending

340	A straw plastic film and its preparation method	201610516933.5	July 5, 2016	Pending

341	A heat-resistant environmental engineering plastics	201610519137.7	July 5, 2016	Pending

342	A 3D printing with ABS material and its preparation method	201610536415.X	July 11, 2016	Pending

343	A kind of toughening for 3D printing plate material	201610536433.8	July 11, 2016	Pending

344	A 3D printing chest straps of PLA/POE composite materials	201610542588.2	July 12, 2016	Pending

345	A kind of plant fiber filling modified polypropylene composite material and the preparation method thereof	201610591739.3	July 26, 2016	Pending

346	A kind of can be used for 3D printing enhanced toughenting nylon material and the preparation method thereof	201610593945.8	July 27, 2016	Pending

347	A kind of special material for 3D ABS/PC consumable material and the preparation method thereof	201610443577.9	August 6, 2016	Pending

348	A kind of special material of modified nylon 3D consumable material and the preparation method thereof	201610442209.2	August 6, 2016	Pending

349	An application on starch based biodegradable plastic food packaging	201610442190.1	August 6, 2016	Pending

350	A kind of long fiber reinforced PP/nylon composite material and its preparation method	201610680642.X	August 18, 2016	Pending

351	A kind of 3D printing neck gear nylon base composite material and its preparation method	201610680095.5	August 18, 2016	Pending

352	A 3D printing in toughenning PLA material	201610680636.4	August 18, 2016	Pending

353	A supercritical CO2 micro foaming polylactic acid/wood powder composite materials	201610680071.X	August 18, 2016	Pending

354	A kind of super toughness plank with environmental protection engineering plastic	201610680093.6	August 18, 2016	Pending

355	The treatment a lung targeted therapy drugs preparation of PLGA microspheres	201610680058.4	August 18, 2016	Pending

356	An efficient composite PBT guide the cooling material and its preparation method and application	201610680624.1	August 18, 2016	Pending

357	A high-performance automotive environmental protection engineering plastics	201610680094.0	August 18, 2016	Pending

358	A kind of biomass polyethylene film and its preparation method	201610680625.6	August 18, 2016	Pending

359	A kind of suitable for 3D printing carbon fiber composite materials	201610680068.8	August 18, 2016	Pending

360	A kind of selective laser sintering of 3D printing with PA-12 composite powder	201610680072.4	August 18, 2016	Pending

361	A kind of flax fiber and rise husk powder preparation methods of wood plastic PP composites	201610680069.2	August 18, 2016	Pending

362	A plant fiber reinforced different type polypropylene compound with the preparation of composite materials	201610711148.5	August 24, 2016	Pending

363	A kind of material can be used to increase manufacturing polyamide 6 modifide material and the preparation method thereof	201610714901.6	August 25, 2016	Pending

364	A PLA material for 3D printing and its preparation	201610826923.1	September 18, 2016	Pending

365	A kind of impact resistance PEEK composites	201610827117.6	September 18, 2016	Pending

366	A KT-1 as compatibilizer modified polypropylene composite material	201610827269.6	September 18, 2016	Pending

367	A TPU material for 3D printers and its preparation method	201610828189.2	September 19, 2016	Pending

368	A 3D printing wood plastic composite material	201610829085.3	September 19, 2016	Pending

369	A kind of thermal insulation flame retardant performance enhancing PBT plastics and its preparation method	201610829136.2	September 19, 2016	Pending

370	A kind of thermoplastic starch/PLA foam and its production method	201610826922.7	September 19, 2016	Pending

371	A material can be used to increase manufacturing preparation methods of toughening nylon materials	201610829480.1	September 19, 2016	Pending

372	A SLS3D printing PA-12/GB composite material	201610831955.0	September 20, 2016	Pending

373	A permanent plastic tubing special material and its preparation method	201610831634.0	September 20, 2016	Pending

374	Toughening endurance of biodegradable polylactic acid modified resin and preparation method	201610831721.6	September 20, 2016	Pending

375	A newtype of PLA membrane material and its preparation method	201610832327.4	September 20, 2016	Pending

376	A preparation method of PLA by the lactide	201610826893.4	September 20, 2016	Pending

377	A long glass fiber reinforced nylon material preparation and mechanical properties of research	201610831722.0	September 20, 2016	Pending

378	A kind of material can be used to increase manufacturing ASA/PC alloy and the preparation method thereof	201610875348.4	October 8, 2016	Pending

379	A high modulus fibeer/polypropylene composite material preparation method	201610874802.4	October 8, 2016	Pending

380	A polymer gene drug carrier and its preparation method	201610909926.1	October 19, 2016	Pending

381	A multi-segmented polyurethane shape memory polymer material and its preparation method	201610909927.6	October 19, 2016	Pending

382	A modified poly lactic and preparation method thereof	201610909903.0	October 19, 2016	Pending

383	One Kind of Environmental Engineering Plastics for Lightweight Automobile	201610909759.0	October 19, 2016	Pending

384	A Method of Preparation of PC/ABS for 3D Printing	201610909754.8	October 19, 2016	Pending

385	A Methodfor preparing PP/SEBS for Rapid prototyping	201610909905.x	October 19, 2016	Pending

386	A Method of Preparation of High-rigidity Engineering Plastics for Pipe	201610909762.2	October 19, 2016	Pending

387	A Method for Preparing Environmental Engineering Plastics for High-strength Pipe	201610909760.3	October 19, 2016	Pending

388	Preparation of continuous glass fiber reinforced nylon composite materials	201610916278.2	October 20, 2016	Pending

389	The invention relates to an environment - friendly film adsorption traditional tableware process and its preparation method	201610910743.1	October 20, 2016	Pending

390	The invention relates to an environment - friendly film adsorption hollowing tableware process and its preparation method	201610941346.0	November 2, 2016	Pending

391	Environmental protection engineering plastic for weather resistant automobile	201610943159.6	November 2, 2016	Pending

392	An eco-friendly tableware traditional film adsorption process for its preparation	201610943233.4	November 2, 2016	Pending

393	Preparation of continuous glass fiber reinforced nylon composite materials	201610960086.1	November 5, 2016	Pending

394	PA12/PA6/GB Alloy Material for SLS 3D Printing	201610961256.8	November 5, 2016	Pending

395	Heat conductive flame retardant poly ethylene terephthalate and preparation method thereof	201610971556.4	November 7, 2016	Pending

396	A kind of shape memory polyurethane polymer materials and its synthesis process	201610971345.0	November 7, 2016	Pending

397	A kind of containing folic acid targeted polymer drug carrier and its preparation method	201610971300.3	November 7, 2016	Pending

398	A Kind Composite Of PLA/TPU for 3D printing	201610971583.1	November 7, 2016	Pending

399	A kind of material can be used to increase manufacturing ABS/PC alloy modified material	201610940316.8	November 11, 2016	Pending

400	A short cut glass fiber reinforced nylon material and its preparation method	201610940275.2	November 11, 2016	Pending

401	A kind of PEEK/PES composite material	201610999301.9	November 15, 2016	Pending

402	A low hardness composite material forRapid prototyping and the preparation method	201611001390.x	November 17, 2016	Pending

403	A hydrolysis modified poly lactic fiber and the preparation method	201610998812.9	November 21, 2016	Pending

404	An environmental wood material for 3D printing and its preparation method	201610999438.4	November 21, 2016	Pending

405	A high performance fiber modified polypropylene composite material and its preparation method	201611088126.4	December 1, 2016	Pending

406	A car interior with environmentally friendly scratch resistant polypropylene materials and preparation method	201611088117.5	December 1, 2016	Pending

407	A shock polylactic acid material preparation method	201611115340.4	December 7, 2016	Pending

408	A Method for Preparing Environmental Engineering Plastics for Weather resistance Pipe	201611116482.2	December 7, 2016	Pending

409	A Method of Preparation of Abrasion resistance Engineering Plastics for Pipe	201611115376.2	December 7, 2016	Pending

410	A kind of glass fiber reinforced PEEK/PES composite material	201611122470.2	December 7, 2016	Pending

411	An environment - friendly Wood-plastic Composite for 3D printing	201611114397.2	December 7, 2016	Pending

412	Preparation of high content glass fiber reinforced nylon-66 composite materials	201611149148.7	December 14, 2016	Pending

413	A modified ABS Resin for 3D Printing and Preparation Method	201611149042.7	December 14, 2016	Pending

414	A kind offiber reinforced composite materials for 3D printing	201611149031.9	December 14, 2016	Pending

415	An easy separation and environmental protection film is used for absorbing the hollow type tableware and the preparation method	201611149005.6	December 14,2016	Pending

416	Polypyrrolidone type of polymeric drug carrier micelles	201611149041.2	December 14, 2016	Pending

417	A PBT heat conduction and heat resisting material for an LED lamp socket	201611149004.1	December 14, 2016	Pending

418	A glass fiber reinforced polypropylene composite material preparation method	201710535349.9	July 4, 2017	Pending

419	A carbon fiberprepreg preleaching and preparation method	201710535350.1	July 4, 2017	Pending

420	A kind of high toughness flame-retardant PC/PLA alloy material preparation method	201710535381.7	July 4, 2017	Pending

421	A kind of glass fiber reinforced polypropylene base composite material preparation method	201710535406.3	July 4, 2017	Pending

422	Preparation of a glass fiber reinforced PA6/PA66Composites	201710651178.6	August 2, 2017	Pending

423	A Kind of preparation of appling to charging pile casing PC / ABS alloy material preparation	201710650880.0	August 2, 2017	Pending

424	A toughening wear-resistant plastic alloy material and preparation method	201710651176.7	August 2, 2017	Pending

425	Preparation of a continuous glass fiber reinforced PA6 material	201710651146.6	August 2, 2017	Pending

426	One kind of resistance to warpage reinforced PA6 material and preparation method	201710784584.X	September 4, 2017	Pending

427	An antistatic LSOH retardant PC / ABS alloy material and its preparation method	201710784585.4	September 4, 2017	Pending

428	Preparation method of an aircraft engine surrounding high temperature polyimide composites	201710784591.X	September 4, 2017	Pending

429	A silicone toughening polyphenylene sulfide material and its preparation method	201710784588.8	September 4, 2017	Pending

430	A preparation method of poly(lacticacid)/starch composite foams	201410489544.9	September 22, 2017	Pending

431	A kind of low odor PP material and its preparation method	201711379459.7	December 20,2017	Pending

432	A kind of High Gloss ABS/PMMA composite material and its preparation method	201711416249.0	December 25, 2017	Pending

433	An electroplated PC/ABS alloy material and preparation method	201711416255.6	December 25, 2017	Pending

434	A preparation method of high barrier plastic alloy material for packaging	201711416792.0	December 25, 2017	Pending

435	An enhanced modified PA6 material and its preparation method	201711416793.5	December 25, 2017	Pending

436	A high heat resistant ABS material and its preparation method	201711416795.4	December 25, 2017	Pending

437	A kind of mattefree-spraying plastic alloy material and its preparation method	201711417027.0	December 25, 2017	Pending

438	A hybrid fiber reinforced PBT composite and its preparation method	201711417028.5	December 25, 2017	Pending

439	A kind of environment-friendly fire retardant PC engineering plastic material	201711417029.X	December 25, 2017	Pending

440	A kind of scratch resistant PP material and its preparation method	201711417052.9	December 25, 2017	Pending

441	A high strength PC/PET/PBT composite and preparation method	201711416491.8	December 25, 2017	Pending

442	A high-heat, high-resistant nylon composite	201711417482.0	December 25, 2017	Pending

443	A high strength long fiber reinforced nylon composite material and its preparation method	201711417479.9	December 25, 2017	Pending

444	A kind of special material for high - cold charging pile housing and its preparation process	201711417484.x	December 25, 2017	Pending

445	A kind of dried fruit shell powder modified composite material and its preparation method	201711418376.4	December 25, 2017	Pending

446	A preparation method of high strength straw fiber composite material	201711426425.9	December 26, 2017	Pending

447	A straw powder modified polypropylene and its preparation method	201711426589.1	December 26, 2017	Pending

448	A kind of plant straw powder filled polypropylene polyethylene foamed composite material	201711427565.8	December 26, 2017	Pending

449	A preparation method of plant fiber polypropylene composite	201711428470.8	December 26, 2017	Pending

450	A business card with polylactic acid composite material and its preparation method	201711439395.5	December 27, 2017	Pending

451	A kind of heat-resistant polylactic acid composite material and its preparation method	201711439422.9	December 27, 2017	Pending

452	Preparation of a biodegradable express bag and its method	201711491600.2	December 30, 2017	Pending

453	The preparation of a polylactic acid composite material	201711491814.X	December 30, 2017	Pending

454	A kind of plant fiber reinforced modified PLA composite material and its preparation method	201711491978.2	December 30, 2017	Pending

455	A kind of flame retardant reinforced PLA composite and its preparation method	201711492033.2	December 30, 2017	Pending

456	SLS3D printing PA12/GB high fill composite powder	201711492102.X	December 30, 2017	Pending

457	A selective laser sintered polyamide material powder and its preparation method	201711492403.2	December 30, 2017	Pending

458	Preparation method of toughened polylactic acid composite material	201711493458.5	December 31, 2017	Pending

459	SLS3D printing PA12 coated PA6 alloy material powder	201711493547.X	December 31, 2017	Pending

460	A selective laser sintering PA12 / PS alloy powder material	201711493557.3	December 31, 2017	Pending

461	A selective laser sintering PA6 alloy powder material and its preparation method	201711493575.1	December 31, 2017	Pending

462	High toughness PC/ABS alloy material for 3D printing	201711496409.7	December 31, 2017	Pending

463	Preparation method of ABS modified material for 3D printing	201711496441.5	December 31, 2017	Pending

464	Preparation method of PETG modified material for 3D printing	201711496488.1	December 31, 2017	Pending

465	High-toughness PLA material for 3D printing	201711496532.9	December 31, 2017	Pending

466	A PLA/PCL 3D printing composite material	201711496564.9	December 31, 2017	Pending

467	HIPS composite material for 3D printing and preparation method	201711496595.4	December 31, 2017	Pending

468	PC/ABS material for 3D printing and preparation method	201711496639.3	December 31, 2017	Pending

469	A modified ABS Resin for 3D Printing and Preparation Method	201711496689.1	December 31, 2017	Pending

470	Light curing device for preparing 3D printing portrait and preparation method thereof	201711496762.5	December 31, 2017	Pending

471	A nylon-based composite material suitable for 3D printed leg protectors	201711496788.X	December 31, 2017	Pending

472	A low hardness composite material forRapid prototyping and the preparation method	201711496822.3	December 31, 2017	Pending

473	Toughened and water resistant starch plastic and preparation method thereof	201810003570.4	January 3, 2018	Pending

474	Preparation method of enhanced polylactic acid composite material	201810288664.0	April 3, 2018	Pending

475	ABS/PP alloy material for 3D printing and preparation method	201810292551.8	April 4, 2018	Pending

476	An impact resistant PC/PET/PBT composite	201810399099.5	April 28, 2018	Pending

477	A kind of 3D printing material with a high heat-resistant alloy PC / ASA and its preparation method	201811539546.9	December 17, 2018	Pending

478	A kind of PLA / PMMA composite material and its preparation method	201811539547.3	December 17, 2018	Pending

479	A kind of 3D printing with low shrinkage PC composite material and its preparation method	201811539520.4	December 17, 2018	Pending

480	A composite flame-retardant nylon and its preparation method	201811539533.1	December 17, 2018	Pending

481	A kind of PLA/plant fiber composite material and preparation method thereof	201811539534.6	December 17, 2018	Pending

482	A kind of heat-resistant high impact modified PC / ABS composite material and its preparation method	201811539535.0	December 17, 2018	Pending

483	A kind of glass fiber reinforced PC / AS alloy and preparation method	201811539761.9	December 17, 2018	Pending

484	A kind of high wear resistance is excellent in flowability PPS / LCP polyols alloy and preparation method	201811539755.3	December 17, 2018	Pending

485	A kind of Silicon-containing high-efficiency halogen-free flame-retardant polycarbonate and preparation method thereof	201811539762.3	December 17, 2018	Pending

486	A kind of Halogen-free flame-retardant reinforced PBT and preparation method thereof	201811539754.9	December 17, 2018	Pending

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

We believe that the necessity, rigorousness, complexity and duration of the certification process make it difficult for outside competitors to enter the field in a short period of time. We have 488 certifications from automobile manufacturers as of December 31, 2018, which we believe is currently one of the largest portfolios of product certifications in the Chinese automobile modified plastics industry.

Sales and Marketing

Currently, our sales network focuses on the northeastern, northern, eastern and southwestern regions of China. We primarily sell to end customers through our approved distributors.  To a less extent, we also sell directly to end customers.  A typical customer development cycle starts when our R&D staff develops customized products for new end customers and obtains product certifications. These end customers are usually major automobile parts manufacturers who can only source from suppliers like China XD with product certifications granted by major automobile manufacturers. After we established relationships with these end customers and began to have large volume of transactions with them, we assign end customers to our approved distributors according to our internal policies. We also acquired end customers with our existing certifications from time to time. In 2018, approximately 97.4% of our sales were generated from approved distributors.

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

We have been actively engaging our distribution network with 14 distributors in 2018 and we believe we have good relationships with our distributors.  We believe that we have been able to secure and maintain strong relationships with end customers due to our existing certifications, advanced technologies and high product quality, which establish a higher barrier to entry for others. Most of the end customer relationships will be developed through our own R&D and sales force and maintained by our R&D and sales professionals and our distributors.  According to our distribution contracts, our distributors are prohibited from selling our competitors' products and required to use the product certificate, brand name and package standards set by us during the distribution period. After the expiration of the distribution contracts in absence of renewal, we retain the customer relationships with end customers.

While the pricing volatility of our raw materials is a primary cause of cost variations in our products, we are generally able to pass the cost of price changes in our raw materials to our customers, although there are timing delays of varying lengths depending upon volatility of raw material prices, the type of products, competitive conditions and individual customer arrangements.

We sell our products substantially through approved distributors in the PRC.  Our sales to our distributors are highly concentrated but have been gradually diversified in recent years. Sales to major distributors and direct customer, which individually exceeded 10% of our revenues, accounted for approximately 38.1% and 33.4% of our revenues for the years ended December 31, 2018 and 2017, respectively.  We expect to reduce our distributor concentration over time, although revenues from these distributors are expected to continue to represent a substantial portion of our revenue in the future. Further information about our major distributors and the director customer, which individually exceeded 10% of our revenues, for the years ended December 31, 2018 and 2017, is set forth in Note 1 of the notes to the consolidated financial statements of this Annual Report on Form 10-K.

We have initiated our marketing efforts to develop new customers outside of China, in particular those in the Korean market and the UAE market. We have started offering certain high-end products, such as PA66 and long-chain Plastic Alloy, most manufactured in Heilongjiang plants and a small portion manufactured in Dubai plant since the second quarter of 2014. In January 2015, we completed and run the trial production in the plant in Dubai, UAE with additional 2,500 metric tons targeting high-end products for the overseas markets. During the second quarter of 2016, we resumed entry into ROK market by selling to the ROK customer. We plan to serve customers in oversea markets from our Dubai Xinda plant. In order to meet the increasing demand from our customer in the ROK and to develop potential overseas markets, Dubai Xinda obtained one leased property and two purchased properties, approximately 52,530 square meters in total, including one leased 10,000 square meters, and two purchased 20,206 and 22,324 square meters on January 25, 2015, June 28, 2016 and September 21, 2016, respectively, from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE, with constructed building comprising warehouses, offices and service blocks. In addition to the earlier 10 trial production lines in Dubai Xinda, the Company completed installing 45 production lines with 11,250 metric tons of annual production capacity by the end of November 2018, and an additional 40 production lines with 13,000 metric tons of annual production capacity by end of 2019, bringing total installed production capacity in Dubai Xinda to 24,250 metric tons, targeting high-end products for the overseas market. During the fourth quarter of 2018, we have established a business relationship with an overseas customer in Ras Al Khaimah, UAE. Information about geographic revenue is set forth in Note 25 of the notes to the consolidated financial statements of this Annual Report on Form 10-K.

Competition

The PRC automotive modified plastics industry is growing rapidly and highly fragmented with the top three domestic producers occupying less than approximately 26.0% of the market shares in 2017 according to Frost & Sullivan's report. According to Frost & Sullivan's report, in terms of sales volume and production capacity, we are one of the leading domestic specialized manufacturers of modified plastic for automobile parts in China, with a market share of approximately 8.8% in 2017 and 8.0% in 2016. In 2018, our sales volume of automotive plastics was approximately 443,443 MT. As of December 31, 2018, our annual production capacity of automotive plastics was 560,450 MT.

In 2014, the Company developed a customer from the ROK by the sales of mainly higher-end polymer composite materials. Our competitors in the ROK are mostly global brand name companies. Due to our high quality standard and competitive pricing, we are able to compete in and penetrate markets outside of China.

Currently, the Company's primary Chinese competitor in the automobile industry is Guangzhou Kingfa Science & Technology Co., Ltd. ("Guangzhou Kingfa"). Guangzhou Kingfa entered the automotive modified plastics market in 2006 and had a sales volume of 517,800 MT in 2017 with a market share of 11.4% in 2017, according to the research report by Frost and Sullivan. Guangzhou Kingfa has the largest capacity expansion with 1.47 million MT annual production capacity, including 1.37 million MT annual modified plastics at the end of 2017 based on Guangzhou Kingfa's public disclosure, but its utilization rate of production capacity is expected to be lower than that of China XD based on Frost & Sullivan's report. Guangzhou Kingfa has much larger financial resources than HLJ Xinda Group and Sichuan Xinda. However, we believe that it is less focused in automotive sector and currently holds fewer number of product certifications for automotive modified plastic to the automobile industry compared to HLJ Xinda Group and Sichuan Xinda. Another top domestic manufacturer of modified plastic is Shanghai Pret Composites Co., Ltd. ("Shanghai Pret"), which focuses on the production of automotive plastics.  It had a sales volume of 182,112 MT with a market share of 4.0% in 2017, according to a report by Frost and Sullivan.

Historically, the Chinese auto market predominantly used modified plastics manufactured overseas or in factories controlled by foreign companies, such as manufacturers from Germany, the US, the Netherlands and Japan. Although China's automotive plastic market has been dominated by foreign or JV players, Chinese suppliers are continuing to gain market share. It is estimated that automotive plastics imported or manufactured by multinational and JV companies accounted for approximately 24.9% of the total China automotive plastic supply in 2017, decreased from 30.5% in 2012. JV manufacturers based in China in automotive plastics sector have been slow to invest and expand in China. Compared to non-domestic competitors including JV manufacturers, domestic manufacturers can benefit from the lower costs and geographical proximity in China. As local players continue to invest in research and development, enhance product quality and improve management skills, we believe that domestic production of automotive plastics will compete very favorably with the foreign competitors in terms of price, quality, services and delivery times and continue to replace imported plastics.

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

We installed 50 new product lines in 2012 and 2013, which are utilized primarily for the manufacture of higher value-added modified plastics products. The lines increased the Company's total production capacity by 135,000 MT to 390,000 MT per annum.  In July 2017, the Company launched a new industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics, which is expected to be completed by the end of the second quarter of 2019. The reason for such delay is due to additional time for equipment’s installation and test.  As a result, our production capacity in Harbin, Heilongjiang was downgraded to 290,000 MT as of December 31, 2018. Simultaneously,  our Harbin campus also included an industrial project for 300,000 metric tons of biological composite materials, an industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory, all of which we expect to be completed by the end of July 2019.

In December 2013, we broke ground on the construction of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, which is expected to bring total domestic installed production annual capacity to 690,000 metric tons with the addition of 70 new production lines upon the completion of the construction of our fourth production plant. Sichuan Xinda has been supplying to its customers since 2013, mainly backed by production capacity in our Harbin production plant until we installed 50 production lines in the second half of 2016 at our Sichuan plant with production capacity of 216,000 metric tons during 2017. We installed an additional 10 production lines in July 2018, bringing the total capacity to 259,200 metric tons. As of December 31, 2018, there is still construction ongoing at our Sichuan plant, which is to be expected to be completed by the end of the second quarter of 2019.

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

As of December 31, 2018, our annual production capacity of automotive plastics was 549,200 MT. In 2018, our sales volume of automotive plastics was approximately 443,443 MT, representing a decrease of 3.0% compared to that in 2017 mostly because the overall weakening in macroeconomic conditions since summer of 2018,  though our sales in Central, South, Southwest and North China has grown. In addition to the earlier 10 trial production lines in Dubai Xinda, the Company completed installing 45 production lines with 11,250 metric tons of annual production capacity by the end of November 2018, and an additional 40 production lines with 13,000 metric tons of higher-end and higher specification annual production capacity have been still in construction ongoing, expected to be completed by end of 2019, bringing total installed production capacity in Dubai Xinda to 24,250 metric tons, targeting high-end products for the overseas market.

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

In addition, as a result of our consistent research and development efforts, we have 488 product certifications from major automotive manufacturers in the PRC as of December 31, 2018, which we believe is among the largest numbers of product certifications by any domestic player in China's automotive plastics industry. Strict certification requirements and long certification periods result in high barriers to entry. Our current or potential competitors are required to obtain relevant product certifications from automotive manufacturers in order to compete with us. Each certification normally takes over two years to complete, and as a result, automotive manufacturers are reluctant to replace suppliers like us who have already received necessary certifications and proven consistent product quality. We believe that having one of the largest portfolios of product certifications in China allows us to strengthen our competitive position.

●
Long-Term Relationships with Reputable End Users. Our senior management has been involved in the business of modified plastics since 1985. We benefit from the industry connections and experience of our senior management, which have enabled us to establish long-term customer relationships and strong industry recognition. We are a qualified provider of high-quality automotive plastics, and have sold our products through plastic auto part manufacturers to many leading automotive manufacturers in China. Currently, our modified plastics are utilized in more than 31 automobile brands and 103 automobile models manufactured in China, including Audi, Mercedes Benz, BMW, Toyota, Buick, Chevrolet, Mazda, Volvo, Ford, Citroen, Jinbei, VW Passat, Golf, Jetta, etc.. We believe that our brand and our products are well recognized and respected in China's automotive modified plastics market.

●
Manufacturing facilities are critical to the quality of products. We have in the past invested substantial time and resources in building state-of-the-art production lines to enhance our product quality. Our facilities have maintained ISO/TS16949, a certification of quality management systems specific to the automotive industry.

●
Strong Customer-Oriented R&D Capabilities. The modified plastics industry is characterized by rapid development and increasing demand for high quality products. We have strong R&D capabilities that allow us to have successfully passed OEM automakers' certification processes in the past and continually introduce new and high quality products to the market. Compared to international plastic supply models, which target larger scale applications of common plastics and involve less customization and specialization, we provide customer-oriented product development through our certification process.  By working closely with our customers, we are able to adjust our product features to better satisfy the specific needs of each customer. To achieve this, we have staffed our R&D team with professionals, of whom 22 have Ph.D. and/or Master's degrees. On average, our R&D employees have worked with us for more than three years, and some key experts have more than 10 years of experience in our industry. We have also cooperated with a number of the leading technology centers in China. Besides providing specialized research and development skills, these relationships help us formulate cutting edge research programs aimed at developing new technologies and applications in plastics engineering.  We currently have 32 approved patents and 454 pending patent applications with the State Intellectual Property Office of the PRC, or SIPO.

●
Established Distribution Model. Through 14 distributors across China, we have established distribution networks that cover Northeast, North, Southwest and East China, with a current focus on Northeast China. We enter into distribution agreements with local distributors in areas where large automobile manufacturers are located.  By leveraging the proximity of our distributors to the automobile manufacturers, we can enhance our relationships with our customers. Through the established sales channels, we can quickly respond to local market demand, address customer needs, enhance our ability to provide superior technological support and after-sales services, and lower our marketing expenses.  At the same time, our distributors are responsible for the payments to us which is not contingent upon their cash collection from end customers. By actively managing our distribution network, we are also able to accelerate local market penetration and increase sales opportunities. For example, we entered the north China market in 2009 through a local distributor, one year earlier than we planned, and in 2013, we entered into the Southwest China market, and in 2014, we entered into South China and Central China market. For the year ended December 31, 2018, Northeast, North, East, South, Central and Southwest account for approximately 28.1%, 16.4%, 32.0%, 5.6%, 6.0% and 10.7% of our revenues, respectively.

●
Stable Presence to Overseas Market. Since 2014, the Company developed its presence in the Korean market by selling primarily higher-end (Long Chain) Plastic Alloy. Although the sales with ROK customer was suspended due to the accounts receivable balance overdue situation, the Company has tried to develop new overseas customers besides the existing ROK customer, and has established a business relationship with an overseas customer in Ras Al Khaimah, UAE in fourth quarter of 2018. US$14.9 million products have been sold to Ras Al Khaimah, UAE market, accounting for 1.2% of the total revenues for the year ended December 31, 2018.

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

Our Strategies

Our goal is to capitalize on China's modified plastics growth trend, with a specific focus on applications in the auto sector, and to eventually be the leading modified plastics manufacturer in China. We are committed to enhancing our sales and profitability and achieving our goals through the following strategies:

●         Continue to Expand Production Capacity.  Over the past five years, we have consistently increased production capacity to meet the rising demands of the automotive industry in the PRC. As of December 31, 2018, we have an installed annual production capacity of 549,200 metric tons, and we have been operating at near full capacity since 2007. With the expected strong growth in the automotive modified plastics market of China, we expect that we will continue to experience strong demand from our customers. Therefore, we intend to continue to strategically increase our production capacity to meet customer demands from both expanded geographical locations and future downstream sector growth. In 2013, we commenced to construct our fourth production base with 300,000 MT new material production capacity and the affiliated research and development center and training center in Nanchong City of Sichuan Province (the "Project").  We installed 50 production lines with production capacity of 216,000 metric tons in the second half of 2016 in our Sichuan plant and additional 10 production lines in July 2018, bringing the total capacity to 259,200 metric tons. As of December 31, 2018, there is still construction ongoing on the site of our Sichuan plant which is to be expected to be completed by the end of the second quarter of 2019.

The Company completed and started the trial production in the plant in Dubai, UAE with additional 2,500 metric tons targeting high-end products for the overseas markets.   The Company completed installing 45 production lines with 11,250 metric tons of annual production capacity by the end of November 2018, and an additional 40 production lines with 13,000 metric tons of annual production capacity were in still in construction ongoing, expected to be completed by end of 2019, bringing total installed production capacity in Dubai Xinda to 24,250 metric tons, targeting high-end products for the overseas market.

In July 2017, the HLJ Xinda Group launched new industrial development project with the Management Committee of Harbin Economic - Technological Development Zone.  It includes an industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics, which we expect will be completed by the end of June 2019. The reason for such delay is due to additional time for equipment’s installation and test.   Also included is an industrial project for 300,000 metric tons of biological composite materials, an industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory, all of which we expect to be completed by the end of July 2019.

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

●          Expand Customer Base Domestically and Internationally.  The automotive plastics market in the PRC is highly fragmented with significant barriers to entry. In 2016, we had 8.0% of the market share with our customer coverage was originally concentrated in the northeast regions of the PRC. We seek to steadily enhance our market share in Northeast China, and also expand our reach to East China, Central China, Southwest China and South China. In addition, we have conducted sales in overseas markets and exported our products including non-auto sectors since 2014.  In 2017, we had 8.8% of the market share, ranking the second in terms of sales volume of automotive modified plastics in China. We plan to implement such strategies through further expanding our distribution network by working with local distributors who have contacts and networks overseas and directly establishing strategic alliances with certain of our non-PRC customers. Although the entry barrier of some non-auto sectors might not generally be as high as that of the auto sector, our focus is to target high-value-added products by leveraging our technology, expertise and know-how accumulated in the auto sector over the course of our operational history.

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

●          Increase Efficiency by Corporate Restructuring. We completed our corporate restructuring plan at the end of 2014 and further optimized our management structure and enhancing efficiency in 2018, with the aim of establishing a more efficient company group structure, as a result of which our subsidiaries are more easily accessible to our end customers and our operations are able to respond to the market changes in a more efficient manner.

 Environmental Laws

The cost of compliance with Chinese environmental regulations currently is minimal. Most of the waste produced from our production process is water, which we circulate in our enclosed water treatment system.

Employees

China XD's operations are organized into several operational departments including manufacturing, R&D, management, finance, sales, purchasing and marketing and others. As of December 31, 2018, there were 1,145 employees, including 334 in manufacturing, 293 in R&D, 159 in management, 53 in finance, 185 in sales, purchasing and marketing and 121 in other departments.

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

The continuation or intensification of the recent global economic uncertainty arising from the Brexit crisis and economic slowdown in Asia may adversely impact our business and the businesses of our customers. Our specialized plastics are sold to automobile parts manufacturers and distributors. The recent global economic uncertainty harmed most industries and has been detrimental to the automotive industry. Since virtually all of our sales are made to auto industry participants, our sales and business operations are dependent on the financial health of the automotive industry and could suffer if our customers experience, or continue to experience, a downturn in their business. Presently, it is unclear whether and to what extent the economic stimulus measures facilitated by the European Union and other governments throughout the world will mitigate the effects of the crisis on the automotive industry and other industries that affect our business.

We concentrate our operations primarily in the automotive industry; therefore, the fluctuations in automotive sales and production could have a material adverse effect on our results of operations and liquidity.

We develop, manufacture, and distribute modified plastic, primarily for use in automobiles. Automotive sales and production are highly cyclical and depend, among other things, on general economic conditions and consumer spending and preferences (which can be affected by a number of issues including fuel costs and the availability of consumer financing). As the volume of automotive production fluctuates, the demand for our products also fluctuates. According to China Association of Automobile Manufacturers, for the year ended December 31, 2018, automobile production and sales in China decreased by 4.2% and 2.8%, respectively as compared to the same period of 2017. A weakening in macroeconomic conditions since summer of 2018 has deteriorated business conditions. There can be no assurance that the market conditions, government policies and other factors will help the growth rate in the future.  Any contraction in automotive sales and production will harm our results of operations and financial condition. Consequently, we are exposed to the risks of adverse developments affecting the auto industry to a greater extent than if our operations were dispersed over a variety of industries.

 Our financial performance may be affected by the prospect of our Dubai facility and the associated expansion into Middle East, Europe and other parts of Asia.

Since 2014, we developed the presence in the ROK by selling to our ROK customer primarily long carbon chain PA plastic alloy and high-performance modified PA66 products, which embarked our entry into the international market after approximately one year of product development and marketing effort. The Company has experienced a delay in cash collection from the ROK customer mainly due to the customer's tight funding. As of December 31, 2018, the amount due from our ROK customer was approximately US$44.7 million, among which US$28.1 million was collected by April 15, 2019 and the remaining US$16.6 is expected to be paid off by May 30, 2019. In the event that we incur any outstanding accounts receivable uncollectable despite management's efforts, we will suffer financial losses and as a result, our plan to develop overseas market may be delayed.

The Company has been putting efforts into ramping up its production.  In addition to the 10 trial production lines at Dubai Xinda, the Company completed installing 45 production lines with 11,250 metric tons of annual production capacity at the end of November 2018, and  an additional 40 production lines with 13,000 metric tons of annual production capacity are under construction and expected to be completed by the end of 2019, bringing total installed production capacity at Dubai Xinda to 24,250 metric tons, targeting high-end products for the overseas market. If we are unable to expand our Dubai facility and the associated expansion in other areas, our financial performance may be affected.

The withdrawal of preferential government policies and the tightening control over the Chinese automotive industry and automobile purchase restrictions imposed in certain major cities may limit market demand for our products.

In 2011, Chinese government terminated two preferential policies for its automotive industry: (1) vehicles with 1.6L or lower air displacement were given a 50% discount in purchase tax and (2) vehicles sold in rural area were given a government subsidy. Since 2011, in order to resolve the extreme traffic congestion, the Beijing government has been implementing the vehicle purchase quota policy, which limits the maximum vehicles sold in Beijing per month to 20,000. Other cities which have begun to show signs of traffic congestion have also begun to implement similar measures to control traffic congestion, including the limited automobile licenses policy implemented in Shanghai and Tianjin and the imposition of congestion charges in Shenzhen. The termination of two nation-wide preferential policies negatively affected consumer demand for new vehicles, and local restrictive measures over automobile purchases in major cities has resulted in slower growth of sales for many years prior to the reintroduction of the preferential policies in September 2015. The national and local policies over the Chinese automotive industry may continue to impact market demand for automobiles in 2019 and any future withdrawal of preferential government policies and the further tightening of control and restrictions may eventually result in a reduction in our product sales.

The Chinese automotive industry's growth is slowing after the rapid growth since 2000 and such slowdown may adversely affect the market demand for our products.

There is a direct correlation between our business and automobile production volume and sales, which are dependent on economic policies and market sentiment. The Chinese automotive industry had been rapidly growing for a decade prior to 2011. However, inflation, higher interest rates, tighter bank lending, lifting of consumer subsidies and buying restrictions in congested cities all contributed to a more modest environment since 2011.  In order to stimulate the growth of the auto industry, on September 29, 2015, the Chinese government implemented a tax incentive policy of 50% reduction of the sales tax for eligible purchase of vehicles with engines of 1.6 liters and less.  This helped the recovery of vehicle sales in China since the fourth quarter of 2015 and automobile sales volume growth rate reached to 13.7% in 2016. However, following the automobile sales in China with a lower growth rate of 3.0% in 2017, Chinese government suspended the above tax incentive policy and resumed vehicle purchase tax at a statutory rate of 10% effective from January 1, 2018.  Furthermore, since summer of 2018,  Chinese macroeconomic conditions signaled weakening and deteriorated business conditions, automobile production and sales in China further decreased by 4.2% and 2.8%, respectively, for twelve months of 2018 as compared to the same period of 2017, according to China Association of Automobile Manufacturers. In March 2019, the Chinese government decided to reduce the financial subsidy policy for the promotion and application of New Energy Vehicles with subsidies fallen more than 50%.  There can be no assurance that the market conditions, government policies and other factors leading to the current growth in demand for automobiles continue. Any significant decline in demand for automobiles would directly and adversely affect demand for our products and hence our business, financial condition and results of operations.

A large percentage of our sales revenue is derived from sales to a limited number of distributors and a limited number of customers, and our business will suffer if sales to these customers decline.

A significant portion of our sales revenue historically has been derived from a limited number of distributors in China. Sales to major distributors and direct customer, which individually exceeded 10% of the Company's revenues is approximately 33.4% and 38.1% in 2018 and 2017, respectively. Any significant reduction in demand for modified plastics by any of these major distributors, any decrease in demand of products by its customers or by our ROK customer could harm our sales and business operations, financial condition and results of operations.  During the second quarter of 2016, we resumed entry into ROK market by developing a customer. As of December 31, 2018, the amount due from our ROK customer is approximately US$44.7 million, which was all overdue. The overdue payment was due to the ROK customer's expansion and tight funding.  In the case of any such delay in payment from the ROK customer or our major distributors or they cease to be our customers or distributors in the future, our sales and business operations, financial conditions and results of operations may be negatively affected.

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

Materials constitute a substantial part of the cost of our products.  We seek to reduce the cost of raw materials by dealing with major suppliers. During the year ended December 31, 2018, we purchased approximately 30.8% of our raw materials from three major suppliers. We believe the relationship with our suppliers is satisfactory and that alternative suppliers are available if relationships falter or existing suppliers should become unable to keep up with our requirements. However, there can be no assurance that our current or future suppliers will be able to meet our requirements on commercially reasonable terms or within scheduled delivery times. An interruption of our arrangements with suppliers could cause a delay in the production of our products for timely delivery to distributors and customers, which could result in a loss of sales in future periods.

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

Certain processes utilized in the production of modified plastics result in toxic by-products. To date, the Chinese government has imposed only limited regulation on the production of these by-products, and enforcement of the regulations has been sparse. Recently, however, there is a substantial increase in focus on the Chinese environment, which has inspired considerable new regulation. Because we plans to export plastics to the U.S. and Europe in coming years, we have developed certain safeguards in our manufacturing processes to assure compliance with the environmental protection standard ISO/TS16949 Quality Assurance Standard, the European Union's RoHS Standards and Germany's PAHs Standards. Furthermore, have applied for the U.S.'s UL Safety Certification, ISO14001 Environmental Management System Certification and OHSAS18001 Occupational Health Management System Certification This compliance regimen brings us into compliance with all Chinese environmental regulations. Additional regulation, however, could increase our cost of doing business, which would impair our profitability.

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

On December 7, 2018, the SEC and the PCAOB issued a joint statement highlighting continued challenges faced by the U.S. regulators in their oversight of financial statement audits of U.S.-listed companies with significant operations outside United States, especially in China. The joint statement reflects the unsatisfactory progress made by U.S. regulators with respect to improving information access and audit inspections to China-based companies. However, it remains unclear what further actions the SEC and PCAOB will take to address the problem.

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

The Company recorded a charge of approximately $71.0 million for the repatriation tax on deemed repatriation to the United States of accumulated earnings in the Company’s consolidated statement of comprehensive income for the year ended December 31, 2017. As of December 31, 2018, the Company finalized the calculations and tax positions used in the analysis of the impact of the Tax Act in consideration of proposed regulations and other guidance issued during 2018, and no adjustment was made to the provisional amount. The charge for deemed repatriation was payable by the Company over an eight-year period commencing April 2018.

As of December 31, 2018, for U.S. federal income tax purposes, the Company owed U.S. federal income taxes of US$992,876 other than the above repatriation tax. There can be no assurance that the IRS will agree with this position, and therefore we ultimately could be held liable for U.S. federal income taxes, interest and penalties.

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

As of December 31, 2018, HLJ Xinda Group operated three separate factories located at 9 Qinling Road (the "Qinling Road Factory"), 9 North Dalian Road (the "Dalian Road Factory") and 9 Jiangnan First Road (the "Jiangnan Road Factory"), respectively.  HLJ Xinda Group owns the titles to the land and premises of the Qinling Road Factory.  HLJ Xinda Group leases the land and premises of the Dalian Road Factory from Xinda High-Tech. HLJ Xinda Group is in the process of acquiring the titles to the land and premises at Jiangnan Road Factory. The Company expects the title transfer to be completed by the end of third quarter of 2019. HLJ Xinda Group's leases  was renewed to be expired on December 31, 2019. If we are unable to renew our lease on acceptable terms in due course or acquire the titles to the land and premises at Jiannan Road Factory or if our lease is terminated by the lessor unilaterally for the Dalian Road Factory:

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

Particularly, we may not be able to pass through raw material cost increases to our customers on a timely basis and reflect such increases in the price of our products. We purchase various plastic resins, which are derived from petroleum or natural gas, to produce our modified plastics products. Cost of raw materials made up a vast majority of our cost of revenues in 2018 and 2017. The market prices of plastic resins may fluctuate due to changes in supply and demand conditions in that industry. Any shortage in supply of or significant increase in demand for plastic resins and additives may result in higher market prices and thereby increase our cost of revenues, and we may not be able to pass on increases in the prices of raw materials to our customers. Under the terms of our distributor agreements, we will only be able to increase the sales prices for our products if the cost of our raw materials increases by more than 5% on a cumulative basis. As a result, we may not be able to adjust our selling prices in a timely manner, and our inability to increase the selling prices of our products sold during the period in which the cumulative increases of the cost of our raw materials is less than 5% may reduce our profitability. Furthermore, other adverse developments such as increased competition may not allow us to pass through cost increases to our distributors at all. Any of the foregoing could have a material adverse effect on our margins, results of operations and financial condition. When expanding into new regions, we have taken and may continue to take marketing initiatives from time to time to offer sales incentives, including discounts, to increase market share. Such initiatives and measures have put and may continue to put pressure on our margins.

Our assets are primarily located in China. So any dividends or proceeds from liquidation are subject to the approval of the relevant Chinese government agencies.

Our assets are primarily located inside China. Under the laws governing foreign investment entities in China, dividend distribution and liquidation are allowed but subject to respective administrative procedures under the Foreign Investment Law and relevant laws and rules. Any dividend payment will be subject to the decision of the Board of Directors and be subject to foreign exchange rules governing such repatriation. Any liquidation is subject to the decision of the highest authority of the company, the relevant government agency's approval and supervision (including but not limited to the local branch of MOFCOM), as well as the whole process of liquidation under PRC laws and regulations, including without limitation personnel resettlement, assets disposition, settlement of debts and creditor's rights as well as deregistration, which process could be very time-consuming and complex. Since the dividend distribution procedure is subject to foreign exchange rules governing such repatriation, risks may arise for our investors when HLJ Xinda Group pays dividend to us through Xinda HK. Furthermore, the liquidation procedure is a complex and time consuming procedures subject to government approvals, additional risks and costs may arise for our investors in the process.

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

MSPEA currently owns 100% of our outstanding Series D Preferred Stock, representing approximately 23.9% of our issued and outstanding shares of common stock on an as converted basis. Pursuant to the Amended and Restated Certificate of Designation of Series D Preferred Stock, holders of Series D Preferred Stock have the right to elect, voting as a separate class, two directors to serve on the Board so long as at least 12,800,000 (adjusted for any dilutive corporate actions) shares of Series D Preferred Stock are outstanding, and one director to serve on the Board if the number of shares of Series D Preferred Stock outstanding at such time is less than 12,800,000 but more than 1,600,000 (in each case adjusted for any dilutive corporate actions). For so long as at least 1,600,000 (adjusted for any dilutive corporate actions) shares of Series D Preferred Stock remain outstanding, holders of Series D Preferred Stock have veto rights over certain material corporate actions of the Company and its subsidiaries as described in the Amended and Restated Certificate of Designation of Series D Preferred Stock. As such, MSPEA currently has significant influence over our affairs.

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

On March 11, 2019, the Company and MSPEA Modified Plastics Holding Limited, the sole holder of all outstanding shares of Series D Junior Convertible Preferred Stock of the Company, approved the amendment of the Amended and Restated Certificate of Designation, Preferences and Rights of Series D Junior Convertible Preferred Stock of the Company to amend “Maturity Date” set forth therein from the maturity date of the U.S. dollar denominated senior notes in an aggregate principal amount of up to US$300,000,000 issued in 2014 by Favor Sea Limited to January 1, 2022.

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

If any of the events mentioned above occurs prior to January 1, 2022, or, in the event the Series D Preferred Stock remains outstanding as of January 1, 2022, we may be required to redeem such shares at a price per share equal to an amount that would yield a total (annualized) internal rate of return of 15% to the holder of such Series D Preferred Stock on the original issue price of US$6.25 per share, and, in the event we have insufficient cash available or do not have access to additional third-party financings on commercially reasonable terms or at all to complete such redemption, we may experience liquidity problems, which could have a material adverse effect on our ability to service our debt, including the Notes, and we may be required to liquidate assets to fund such redemption.

The consummation of the proposed going-private transaction is uncertain, and the announcement and pendency of such transaction could adversely affect our business, results of operations and financial condition.

On February 16, 2017, the Board has received a preliminary nonbinding proposal letter from the Buyer Consortium to acquire all of the outstanding shares of common stock of the Company not already beneficially owned by the Buyer Consortium in a "going-private" transaction (the "Transaction") for US$5.21 per share of common stock in cash. The proposal letter states that the Buyer Consortium expects that the Board will appoint a special committee of independent directors to consider the proposal and make a recommendation to the Board. The proposal letter also states that the Buyer Consortium will not move forward with the proposed Transaction unless it is approved by such a special committee, and the proposed Transaction will be subject to a nonwaivable condition requiring approval by majority shareholder vote of shareholders other than the Buyer Consortium members. The Buyer Consortium currently beneficially owns approximately 74% of the issued and outstanding shares of common stock of the Company on a fully diluted and as-converted basis. The Board has established a special committee (the "Special Committee") of disinterested directors to consider the proposal The Special Committee is composed of the following independent directors of the Company: Mr. Feng Li, and Mr. Linyuan Zhai, with Mr. Li serving as chairperson of the Special Committee. The Special Committee will be responsible for evaluating, negotiating and recommending to the Board any proposals involving a strategic transaction by the Company with one or more third parties.

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

On May 9, 2011, Harbin Xinda, a subsidiary of China XD, entered into a purchase agreement with Harbin Shengtong Engineering Plastics Co. Ltd. ("Harbin Shengtong") as amended on June 1, 2011. The legal representative of Harbin Shengtong is a former employee of Harbin Xinda. Pursuant to the purchase agreement, Harbin Xinda will purchase from Harbin Shengtong land use rights and a plant consisting of five workshops, a building and certain ancillary facilities (the "Project"). Harbin Shengtong is responsible to complete the construction of the plant and workshops according to Harbin Xinda's specifications. Once the Project is fully completed and accepted by Harbin Xinda, Harbin Shengtong shall transfer titles of the Project to Harbin Xinda. During the year ended December 31, 2014, the Project was completed. The total cost for the Project was RMB501.5 million. The titles of the five workshops are expected to transfer to the Company by the end of third quarter of 2019.

As of December 31, 2017, we had approximately 608,500 metric tons of production capacity across 144 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems, including the three additional workshops with 30 production lines completed the trial-run in December of 2012 and further expanded our annual capacity potential by approximately 135,000 metric tons and support our future growth in 2013. In July, 2017, our Harbin campus launched a new industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics, which is expected to be completed by the end of the second quarter of 2019.  As a result, our production capacity in Harbin, Heilongjiang was downgraded to 290,000 MT as of December 31, 2018. In addition to that upgrading project,  in July 2017, HLJ Xinda also started an industrial project for 300,000 metric tons of biological composite materials, an industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory, all of which we expect to be completed by the end of July 2019.  The reason for such delay of completion is due to the additional time for equipment’s installation and test.

In December 2013, we broke ground on the construction site of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total domestic installed production capacity to 690,000 metric tons with the addition of 70 new production lines upon the completion of the construction of our fourth production plant. Sichuan Xinda has been supplying to its customers since 2013, mainly backed by production capacity in our Harbin production plant in its inception. We installed 50 production lines in the second half of 2016 in our Sichuan plant with production capacity of 216,000 metric tons during the year of 2017 and an additional 10 production lines in July 2018, bringing the total capacity to 259,200 metric tons. As of December 31, 2018, there is still construction ongoing on the site of our Sichuan plant which is to be expected to be completed by the end of the second quarter of 2019. The reason for such delay is due to additional time for equipment’s installation and test.

In order to meet the increasing demand from our customer in the ROK and to develop potential overseas markets, Dubai Xinda obtained one leased property and two purchased properties, approximately 52,530 square meters in total, including one leased 10,000 square meters, and two purchased 20,206 and 22,324 square meters on January 25, 2015, June 28, 2016 and September 21, 2016, respectively, from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE, with constructed building comprising warehouses, offices and service blocks. In addition to the earlier 10 trial production lines in Dubai Xinda,  the Company completed installing 45 production lines with 11,250 metric tons of annual production capacity by the end of November 2018, and an additional 40 production lines with 13,000 metric tons of annual production capacity have been still in construction ongoing, expected to be completed by end of 2019, bringing total installed production capacity in Dubai Xinda to 24,250 metric tons, targeting high-end products for the overseas market.

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

	Common Stock
	High	Low
Fiscal Year Ending December 31, 2018
First Quarter	4.65	4.20
Second Quarter	4.20	3.15
Third Quarter	4.06	3.20
Fourth Quarter	3.59	1.35

Fiscal Year Ending December 31, 2017
First Quarter	5.03	3.95
Second Quarter	4.95	4.65
Third Quarter	4.80	4.50
Fourth Quarter	5.00	4.58

Number of Holders

As of April 10, 2019, there were 453 record holders of our common stock.

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

The following graph compares the change in cumulative total stockholders' return on our common stock with (a) NASDAQ Composite Index and (b) Russell Small Cap Completeness Index, for each year from December 31, 2013 through December 31, 2018. The graph assumes an initial investment of $100 at the closing price on December 31, 2012 and assumes all dividends (if any) were reinvested. The figures for the chart and graph set forth below have been calculated based on the closing prices on the last trading day on the NASDAQ Global Market for each period indicated.

STOCK PERFORMANCE GRAPH
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
180
160
140
120
100
80
60
40
20
-
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
China XD Plastics (CXDC)
NASDAQ Composite Index (^IXIC)
Russell Small Cap Completeness Index (^RSCC)

Adjusted Closing Stock Price Cumulative Change

	12/31/2018	12/31/2017	12/31/2016	12/31/2015	12/31/2014	12/31/2013
China XD Plastics Co. Ltd.	$33	$87	$76	$84	$103	$100
Nasdaq Composite Index	$159	$165	$129	$120	$113	$100
Russell Small Cap Completeness Index	$121	$142	$116	$101	$106	$100

*$100 invested on 12/31/2013 in stock or index, including reinvestment of dividends. Data points are the last day of each fiscal year for the Company's common stock and December 31 of each year for indexes.

ITEM 6.   SELECTED FINANCIAL DATA

The tables below set forth selected historical financial information of the Company that has been derived from the audited financial statements as of December 31, 2014, 2015, 2016, 2017 and 2018, and for the last five years in the period ended December 31, 2018. The selected historical financial data should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere in this Form 10-K.

(in millions, except number of shares and per share amounts).

	2018	2017	2016	2015	2014
Revenues	$1,274.8	$1,290.4	$1,201.7	$999.2	$1,110.6
Net income	$68.3	$31.6	$101.6	$83.7	$120.7
Earnings per share
- basic	$1.03	$0.48	$1.54	$1.27	$1.85
- diluted	$1.03	$0.48	$1.54	$1.27	$1.85
Shares used in computing earnings per share

- basic	50,290,425	49,598,609	49,418,188	49,225,566	48,833,434
- diluted	50,290,425	49,598,609	49,419,197	49,229,460	48,833,434
Total cash, cash equivalents, restricted cash and time deposits	367.0	608.1	456.4	408.4	296.5
Total Assets	2,753.5	2,544.1	2,126.5	1,752.0	1,299.7
Long term bank loans	111.8	114.2	249.5	107.5	174.3
Notes payable	-	-	-	145.6	148.6
Total liabilities	1,907.0	1,733.7	1,394.7	1,076.4	676.8
Redeemable Series D Convertible Preferred Stock	97.6	97.6	97.6	97.6	97.6
Total Stockholder's equities	748.9	712.8	634.3	578.0	525.3

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

General

China XD is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China, and to a lesser extent, in Dubai, UAE. Through our wholly-owned operating subsidiaries in China and UAE, we develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 488 certifications from manufacturers in the automobile industry as of December 31, 2018. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province.  Our Research and Development (the "R&D") team consists of 147 professionals and 7 consultants, including one consultant who is a member of Chinese Academy of Engineering. As a result of the integration of our academic and technological expertise, we have a portfolio of 486 patents, 32 of which we have obtained the patent rights and the remaining 454 of which we have applications pending in China as of December 31, 2018.

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
The Company's products are primarily used in the production of exterior and interior trim and functional components of 31 automobile brands and 103 automobile models manufactured in China, including Audi, Mercedes Benz, BMW, Toyota, Buick, Chevrolet, Mazda, Volvo, Ford, Citroen, Jinbei, VW Passat, Golf, Jetta, etc.  Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing plants in Harbin, Heilongjiang in the PRC. As of December 31, 2018, in Harbin, Heilongjiang Province, we had approximately 290,000 metric tons of production capacity across 64 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwanese conveyer systems. In December 2013, we broke ground on the construction of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, which we expect will bring total domestic installed production capacity to 690,000 metric tons with the addition of 70 new production lines upon the completion of the construction of our fourth production plant. Sichuan Xinda has been supplying to its customers since 2013. We installed 50 production lines in the second half of 2016 in our Sichuan plant with production capacity of 216,000 metric tons during the year of 2017 and an additional 10 production lines in July 2018, bringing the total capacity to 259,200 metric tons. As of December 31, 2018, there is still construction ongoing on the site of our Sichuan plant which is to be expected to be completed by the end of the second quarter of 2019. In order to meet the increasing demand from our customer in the ROK and to develop potential overseas markets, Dubai Xinda obtained one leased property and two purchased properties, approximately 52,530 square meters in total, including one leased 10,000 square meters, and two purchased 20,206 and 22,324 square meters on January 25, 2015, June 28, 2016 and September 21, 2016, respectively, from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE, with constructed building comprising warehouses, offices and service blocks. In addition to the earlier 10 trial production lines in Dubai Xinda, the Company completed installing 45 production lines with 11,250 metric tons of annual production capacity by the end of November 2018, and  an additional 40 production lines with 13,000 metric tons of annual production capacity were still in construction ongoing, expected to be completed by the end of 2019, bringing total installed production capacity in Dubai Xinda to 24,250 metric tons, targeting high-end products for the overseas market.

In July 2017, the HLJ Xinda Group launched new industrial development project with the Management Committee of Harbin Economic-Technological Development Zone. It includes an industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics, which we expect will be completed by the end of the second quarter of 2019. Also included is an industrial project for 300,000 metric tons of biological composite materials, an industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory, all of which we expect to be completed by the end of July 2019.

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

No impairment on our long-lived assets was recognized in 2018 and 2017.

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
Significant judgment is required in interpreting tax regulations in the PRC, evaluating uncertain tax positions, and assessing the realizability of deferred income tax assets. Actual results could differ materially from those judgments, and changes in judgments could materially affect our consolidated financial statements. As of December 31, 2018 and 2017, we had total gross deferred income tax assets of US$10,559,911 and US$8,089,033, respectively. We record a valuation allowance to reduce our deferred income tax assets if, based on the weight of available evidence, we believe expected future taxable income is not likely to support the use of a deduction or credit in that jurisdiction. We evaluate the level of our valuation allowances quarterly, and more frequently if actual operating results differ significantly from forecasted results. As of December 31, 2018 and 2017, our valuation allowance against deferred income tax assets was US$10,559,911 and US$7,818,069, respectively.

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

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter of 2017. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. The new revenue standard may be applied retrospectively to each prior period presented ("full retrospective method) or retrospectively with the cumulative effect recognized as of the date of adoption ("modified retrospective method"). The Company has adopted ASU 2014-09 in the first quarter of 2018, using the modified retrospective transition approach, and there is no material impact on its consolidated financial statements and related disclosures as a result of the new adoption of the guidance.

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to those currently recorded, on our consolidated balance sheets. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company will adopt this ASU on January 1, 2019 with an immaterial cumulative adjustment to retained earnings rather than retrospectively adjusting prior periods. This adoption approach will result in a balance sheet presentation that will not be comparable to the prior period in the first year of adoption. We currently plan to elect the optional transition method, which allows us to record a cumulative-effect adjustment in the period of adoption without restating prior periods. Additionally, we currently plan to use the package of practical expedients that allows us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We also plan to elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The adoption of the standard is expected to result in recognition of right-of-use (“ROU”) assets and lease liabilities of approximately $16.0 million and $16.0 million, respectively, as of January 1, 2019.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addressed and provided guidance for each of eight specific cash flow issues with the objective of reducing the existing diversity in practice. This standard is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has early adopted ASU 2016-15 on its consolidated financial statements and there was no impact as a result of the adoption.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This standard required that companies recognize the income tax consequences of an intra-entity transfer of an asset (other than inventory) when the transfer occurs. Current guidance prohibits companies from recognizing current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This standard is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has early adopted ASU 2016-16 on its consolidated financial statements and there was no impact as a result of the adoption.

 In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that entities show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The Company has retrospectively adopted ASU 2016-18 on January 1, 2018, and there was no material impact on its consolidated financial statements as a result of the adoption.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. ASU 2018-02 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted. The Company will adopt the standard on January 1, 2019, and do not expect the adoption of this guidance will have a material impact on its financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The new guidance largely aligns the accounting for share-based awards issued to employees and nonemployees. Existing guidance for employee awards will apply to non-employee share-based transactions with limited exceptions. The new guidance also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers. ASU 2018-07 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted. The Company will adopt the standard on January 1, 2019, and do not expect the adoption of this guidance will have a material impact on its financial statements.

The following table sets forth statements of comprehensive income data for the years ended December 31, 2018 and 2017 in millions of US$:

(millions of US$, except the percentage)	For the Years Ended December 31,
	2018			2017
			Change
	Amount	%	%	Amount	%
Revenues	1,274.8	100%	(1.2)%	1,290.4	100%
Cost of revenues	(1,055.2)	(82.8)%	0.1%	(1,053.7)	(81.7)%
Gross profit	219.6	17.2%	(7.2)%	236.7	18.3%
Total operating expenses	(107.6)	(8.4)%	37.1%	(78.5)	(6.1)%
Operating income	112.0	8.8%	(29.2)%	158.2	12.2%
Income before income taxes	76.0	6.0%	(37.8)%	122.1	9.5%
Income tax expense	(7.7)	0.6%	(91.5)%	(90.5)	(7.0)%
Net income	68.3	5.4%	116.1%	31.6	2.5%

Revenues

Revenues decreased by 1.2% or US$15.6 million in 2018 as compared to 2017. This was due to approximately 3.0% decrease in sales volume, 0.3% decrease in the average selling price, and partially offset by 2.1% positive impact from exchange rate due to appreciation of RMB against US dollars, as compared with those of last year.

(i) Domestic market

For the year ended December 31, 2018, revenue from domestic market increased by US$51.9 million as a result of an increase of 3.9% in the average RMB selling price of our products, which was partially offset by a decrease of 1.7% in sales volume, as compared with those of last year.

According to the China Association of Automobile Manufacturers, Automobile production and sales in China decreased by 4.2% and 2.8%, respectively, for twelve months of 2018 as compared to the same period of 2017. A weakening in macroeconomic conditions since summer of 2018 has deteriorated business conditions, which led to the decrease of sales volume during the twelve-month period ended December 31, 2018.

The Company has increased significant growth of 98.0% in Central China, 81.1% in South China, 41.2% in Southwest China and 0.5% in North China, sales decreased by 8.9% in Northeast China, and 5.8% in East China. Domestic sales during the twelve-month period ended December 31, 2018 increased by 4.2% as compared to the same period of the prior year.

As for the RMB selling price, the increase was mainly due to higher sales of higher-end products of modified PA66, PA6 in China.

(ii) Overseas market

Overseas sales were US$15.0 million in the twelve-month period ended December 31, 2018 as compared to US$82.5 million in the same period of the prior year. The Company has tried to develop new overseas customers besides the existing ROK customer, and has established business relationships with new customers in UAE and India, and shipped products to the end users in Europe in fourth quarter of 2018.  The sales with this ROK customer was suspended due to the accounts receivable balance overdue situation.  The overdue payment has been explained to the Company as due to this customer's business expansion and tight funding conditions. The Company has discussed this situation with the ROK customer and obtained an understanding that they will pay off all of the outstanding balance by the end of second quarter, 2019.

The following table summarizes the breakdown of revenues by categories in millions of US$:

(millions of US$, except the percentage)	Revenues For the Years Ended December 31,
	2018		2017		Change	Change
	Amount	%	Amount	%	Amount	%
Modified Polyamide 66 (PA66)	316.6	24.8%	286.5	22.2%	30.1	10.5%
Modified Polyamide 6 (PA6)	243.9	19.1%	224.1	17.4%	19.8	8.8%
Plastic Alloy	324.7	25.6%	363.3	28.2%	(38.6)	(10.6)%
Modified Polypropylene (PP)	223.4	17.5%	231.3	17.9%	(7.9)	(3.4)%
Modified Acrylonitrile butadiene styrene (ABS)	32.2	2.5%	43.3	3.3%	(11.1)	(25.6)%
Polyoxymethylenes (POM)	10.6	0.8%	12.0	0.9%	(1.4)	(11.7)%
Polyphenylene Oxide (PPO)	17.1	1.3%	17.5	1.3%	(0.4)	(2.3)%
Modified Polylactic acid (PLA)	94.5	7.4%	88.6	6.9%	5.9	6.7%
Polyethylene (PE)	11.0	0.9%	22.8	1.8%	(11.8)	(51.8)%
Raw Materials	0.8	0.1%	1.0	0.1%	(0.2)	(20.0)%
Total Revenues	1,274.8	100.0%	1,290.4	100.0%	(15.6)	(1.2)%

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Years Ended December 31,
	2018		2017		Change	Change
	MT	%	MT	%	MT	%
Modified Polyamide 66 (PA66)	77,883	17.6%	66,662	14.6%	11,221	16.8%
Modified Polyamide 6 (PA6)	78,829	17.8%	72,792	15.9%	6,037	8.3%
Plastic Alloy	104,199	23.5%	110,614	24.2%	(6,415)	(5.8)%
Modified Polypropylene (PP)	143,343	32.4%	152,630	33.4%	(9,287)	(6.1)%
Modified Acrylonitrile butadiene styrene (ABS)	15,105	3.4%	20,778	4.5%	(5,673)	(27.3)%
Polyoxymethylenes (POM)	3,155	0.7%	3,720	0.8%	(565)	(15.2)%
Polyphenylene Oxide (PPO)	2,815	0.6%	2,832	0.6%	(17)	(0.6)%
Modified Polylactic acid (PLA)	9,936	2.2%	9,224	2.0%	712	7.7%
Polyethylene (PE)	8,178	1.8%	18,133	4.0%	(9,955)	(54.9)%
Total Sales Volume	443,443	100%	457,385	100%	(13,942)	(3.0)%

The Company continued to shift production mix from traditional ABS to higher-end products such as PA66, PA6, and PLA, primarily due to (i) greater growth potential of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) better quality demand from and consumer recognition of higher-end cars made by automotive manufacturers from Chinese and Germany joint ventures, Sino-U.S. and Sino-Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Margin
	For the Years Ended December 31,
			Change
(in millions, except percentage)	2018	2017	Amount	%
Gross Profit	$219.6	$236.7	$(17.1)	(7.2)%
Gross Margin	17.2%	18.3%		(1.1)%

Gross profit was US$219.6 million in 2018, as compared to US$236.7 million in 2017. Our gross margin decreased to 17.2% during 2018 from 18.3% in 2017 primarily due to lower sales of higher-end products by Dubai Xinda.

General and Administrative Expenses
	For the Years Ended December 31,
			Change
(in millions, except percentage)	2018	2017	Amount	%
General and Administrative Expenses	$37.0	$38.5	$(1.5)	(3.9)%
as a percentage of revenues	2.9%	3.0%		(0.1)%

General and administrative (G&A) expenses were US$37.0 million in 2018 compared to US$38.5 million in 2017, representing a slight decrease of 3.9%, or US$1.5 million. The decrease was primarily due to our approach on optimizing management structure and enhancing efficiency, leading to the decrease of (i) US$4.6 million in salary and welfare; and partially offset by the increase of (ii) US$2.8 million in stock based compensation and (iii) US$0.3 million in depreciation and amortization.

On a percentage basis, G&A expenses in 2018 were 2.9%, compared to 3.0% of the same period of 2017.

Research and Development Expenses
	For the Years Ended December 31,
			Change
(in millions, except percentage)	2018	2017	Amount	%
Research and Development Expenses	$60.6	$36.8	$23.8	64.7%
as a percentage of revenues	4.8%	2.9%		1.9%

Research and development expenses were US$60.6 million in 2018 compared with US$36.8 million in 2017, an increase of US$23.8 million, or 64.7%. This significant increase was primarily due to (i) elevated R&D activities to meet the new higher specification requirements from potential customers, especially overseas; and (ii) increased efforts directed towards applications in new electrical equipment and electronics, alternative energy applications, power devices, aviation equipment and ocean engineering, in addition to other new products primarily for advanced industrialized applications in the automobile sector and in new verticals such as ships, airplanes, high-speed rail, 3D printing materials, biodegradable plastics, and medical devices.

As of December 31, 2018, the number of ongoing research and development projects was 386. We expect to complete and commence to realize economic benefits from approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.

Operating Income

Total operating income was US$112.0 million in 2018 compared to US$158.2 million in 2017, representing a decrease of 29.2% or US$46.2 million in 2018. The decrease in 2018 was due to the lower gross margin, higher selling expenses and higher R&D expenses.

Interest Income (Expenses)
	For the Years Ended December 31
			Change
(in millions, except percentage)	2018	2017	Amount	%
Interest Income	$4.0	$5.3	$(1.3)	(24.5)%
Interest Expenses	(51.0)	(45.4)	(5.6)	12.3%
Net Interest Expenses	(47.0)	(40.1)	(6.9)	17.2%
as a percentage of revenues	3.7%	3.1%		0.6%

Net interest expense was US$47.0 million in 2018, compared to net interest expense of US$40.1 million in 2017, representing an increase of 17.2% or US$6.9 million, primarily due to (i) the increase of interest expense due to the increase of average short-term and long-term loan balance in the amount of US$861.0 million for the twelve months ended December 31, 2018 compared to US$850.0 million of the same period in 2017; (ii) the increase of interest expense resulting from the average loan interest rate increased to 4.63% for the twelve months ended December 31, 2018 compared to 4.61% of the same period in 2017; (iii) the decrease of interest income resulting from the average interest rate decreased to 0.90% for the twelve months ended December 31, 2018 compared to 1.28% of the same period in 2017; (iv) and partially offset by the increase of weighted average deposit balance in the amount of US$449.5 million for the twelve months ended December 31, 2018 compared to US$441.2 million for the same period in 2017.

Foreign Currency Exchange Gains (Losses)
	For the Years Ended December 31,
			Change
(in millions, except percentage)	2018	2017	Amount	%
Foreign currency exchange gains (losses)	$5.7	$(6.5)	$12.2	(187.7)%
as a percentage of revenues	0.4%	0.5%		(0.1)%

Foreign currency exchange gains were US$5.7 million in 2018, compared to foreign currency exchange losses of US$6.5 million in 2017, which was due to the depreciation of RMB again US Dollar as US government raised interest rates four times in 2018.

Income Taxes
	For the Years Ended December 31,
			Change
(in millions, except percentage)	2018	2017	Amount	%
Income before Income Taxes	$76.0	$122.1	$(46.1)	(37.8)%
Income tax expense	(7.7)	(90.5)	82.8	(91.5)%
Effective income tax rate	10.1%	74.1%		(64.0)%

The effective income tax rate in 2018 and 2017 was 10.1% and 74.1%, respectively.

Income tax expense in 2017 includes a charge of US$71.0 million, which represents management's estimate of the amount of U.S. corporate tax based on the deemed repatriation of the United States of accumulated earnings mandated by the U.S. tax reform. As of December 31, 2018, the Company finalized the calculations and tax positions used in the analysis of the impact of the Tax Act in consideration of proposed regulations and other guidance issued during 2018, and no adjustment was made to the provisional amount.

Excluding the impact of repatriation tax, our effective tax rate would be 10.1% and 16.0% for the year ended December 31, 2018 and 2017. The decrease of effective income tax rate was primarily due to (i) the increase of additional deduction of R&D expenses resulted from the new policy issued by China’s tax authority in September 2018 to increase the R&D expenses additional deduction rate from 50% to 75% for PRC entities, effective from January 1, 2018 to December 31, 2020, (ii) the reversal of the unrecognized tax benefits accrued in year 2012, (iii) the increase of Sichuan Xinda’s profit before tax (“PBT”) percentage within the consolidating entities, and partially offset by (iv) the increase of continuous operating losses occurred in overseas subsidiaries such as Dubai Xinda and Xinda Holding (HK).

The effective income tax rate for the twelve-month period ended December 31, 2018 differs from the PRC statutory income tax rate of 25% primarily due to Sichuan Xinda's preferential income tax rate, the reversal of the unrecognized tax benefits accrued in year 2012 and 75% additional deduction of R&D expenses of the major PRC operating entities.

Our PRC and Dubai subsidiaries have US$366.9 million of cash and cash equivalents and restricted cash as of December 31, 2018, which are planned to be indefinitely reinvested in PRC and Dubai. The distributions from our PRC and Dubai subsidiaries are subject to the U.S. federal income tax at 21%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries. In addition, due to our policy of indefinitely reinvesting our earnings in Dubai, UAE, we have not provided for deferred income tax liabilities related to Dubai Xinda in Dubai, UAE, on undistributed earnings.

Net Income

As a result of the above factors, we had a net income of US$68.3 million in 2018, as compared to US$31.6 million in 2017.

Selected Balance Sheet Data as of December 31, 2018 and 2017:

	December 31,
	2018	2017	Change
(in millions, except percentage)			Amount	%
Cash and cash equivalents	41.3	190.4	(149.1)	(78.3)%
Restricted cash	325.7	129.7	196.0	151.1%
Time deposits	-	288.0	(288.0)	(100.0)%
Accounts receivable, net of allowance for doubtful accounts	294.7	298.9	(4.2)	(1.4)%
Inventories	620.0	421.7	198.3	47.0%
Prepaid expenses and other current assets	132.2	144.3	(12.1)	(8.4)%
Property, plant and equipment, net	775.9	835.6	(59.7)	(7.1)%
Land use rights, net	29.8	31.9	(2.1)	(6.6)%
Long-term prepayments to equipment and construction suppliers	530.6	190.6	340.0	178.4%
Other non-current assets	3.2	12.9	(9.7)	(75.2)%
Total assets	2,753.5	2,544.1	209.4	8.2%
Short-term bank loans, including current portion of long-term bank loans	729.7	775.4	(45.7)	(5.9)%
Bills payable	618.2	252.8	365.4	144.5%
Accounts payable	85.0	228.0	(143.0)	(62.7)%
Amounts due to related parties	18.4	-	18.4	N/A
Income taxes payable, including noncurrent portion	99.2	108.4	(9.2)	(8.5)%
Accrued expenses and other current liabilities	126.9	138.6	(11.7)	(8.4)%
Long-term bank loans, excluding current portion	111.8	114.2	(2.4)	(2.1)%
Deferred income	99.6	99.2	0.4	0.4%
Redeemable Series D convertible preferred stock	97.6	97.6	-	-
Stockholders' equity	748.9	712.8	36.1	5.1%

Our financial condition continued to improve as measured by an increase of 5.1% in stockholders' equity as of December 31, 2018 as compared to that of December 31, 2017. Cash and cash equivalents, restricted cash and time deposits decreased by 39.6% or US$241.1 million due to the decrease of net cash provided by financing activities. Inventories increased by 47.0% as a result of more purchases of the raw materials and the Company's strategy to stock up the finished goods for the upcoming orders. Long-term prepayments to equipment and construction suppliers increased by 178.4% or US$340.0 million because (i) HLJ Xinda Group prepaid to purchase equipment for the industrial project with 300,000 metric tons capacity of biological based composite material and upgrading existing 100,000 metric tons of engineering plastics facilities and (ii) Sichuan Xinda prepaid to purchase equipment with 300,000 metric tons capacity of bio-composite materials. The aggregate short-term and long-term bank loans decreased by 5.4% due to the loan repayments. We define the manageable debt level as the sum of aggregate short-term and long-term loans over total assets.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production lines. We have financed these requirements primarily from cash generated from operations, bank borrowings and the issuance of our convertible preferred stocks and debt financings. As of December 31, 2018 and 2017, we had US$367.0 million and US$608.1 million, respectively, in the total amount of cash and cash equivalents, restricted cash and time deposits, which were primarily deposited with banks in China (including Hong Kong and Macau SAR), UAE and U.S. As of December 31, 2018, we had US$729.7 million outstanding short-term bank loans (including the current portion of long-term bank loans), including US$418.2 million unsecured loan and US$65.6 million loans secured by accounts receivable, US$69.5 million loans secured by restricted cash, and US$176.4 million long-term bank loans that due in one year. We also had US$111.8 million long-term loans (excluding the current portion), including US$1.7 million loans secured by an undated security cheque, and US$110.1 million unsecured loans. Short-term and long-term bank loans in total bear a weighted average interest rate of 4.7% per annum and do not contain any renewal terms. We have historically been able to make repayments when due.
A summary of lines of credit and the remaining line of credits as of as of December 31, 2018 is as below:

(in millions)	December 31, 2018
	Lines of Credit, Obtained			Remaining Available
Name of Financial Institution	Date of Approval	RMB	USD	USD
Bank of Communication	August 6, 2018	120.0	17.5	-
China Everbright Bank	September 17, 2018	100.0	14.6	10.2
China CITIC Bank	February 26 , 2017	-	-	-
Bank of China	July 28, 2017	474.1	69.1	-
China Construction Bank	December 27, 2017	150.0	21.9	-
Bank of Longjiang, Heilongjiang	September 12, 2017	1,036.0	150.9	-
Industrial & Commercial Bank of China (ICBC)	September 5, 2018	1,301.0	189.6	88.3
Agriculture Bank of China	September 3, 2018	200.0	29.1	-
Export-Import Bank of China	August 22, 2018	200.0	29.1	-
Postal Savings Bank of China	April 19, 2018	400.0	58.3	32.0
Sichuan Tianfu Bank	February 12, 2018	50.0	7.3	-
Nanchong Shuntou Development Group Ltc.	January 30, 2018	530.0	77.2	-
Standard Chartered Bank	August 22, 2016	930.6	135.6	0.6
Daqing State owned assets management company	December 1, 2017	30.0	4.4	-
Nanchong Rural Commercial Bank	January 30, 2018	250.0	36.4	-
Bank of Inner Mongolia	August 16, 2018	40.0	5.8	-
Haerbin Rural Commercial Bank	July 31, 2018	50.0	7.3	-
Subtotal (credit term<=1 year)		5,861.7	854.1	131.1
Bank of China	July 28, 2016	275.0	40.1	26.2
Bank of Longjiang, Heilongjiang	November 28, 2017	665.0	96.9	0.7
National Bank of Umm Al Qaiwain	September 26, 2018	12.0	1.7	-
Subtotal (credit term>1 year)		952.0	138.7	26.9
Total		6,813.7	992.8	158.0

As of December 31, 2018, we have contractual obligations to pay (i) lease commitments in the amount of US$29.2 million, including US$2.2 million due in one year; (ii) equipment acquisition and facility construction in the amount of US$289.5 million; and (iii) long-term bank loan in the amount of US$309.5 million (including principals and interests).
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

Cash Flows

The following table sets forth a summary of our cash flows for years ended December 31, 2018 and 2017.

	For the Years Ended December 31,
(in millions US$)	2018	2017
Net cash provided by operating activities	61.4	125.8
Net cash used in investing activities	(1.7)	(255.3)
Net cash provided by financing activities	2.2	159.6
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(15.0)	18.4
Net increase in cash, cash equivalents and restricted cash	46.9	48.5
Cash, cash equivalents and restricted cash at the beginning of period	320.1	271.6
Cash, cash equivalents and restricted cash at the end of period	367.0	320.1

Operating Activities
Net cash provided by operating activities decreased by US$64.4 million for the year ended December 31, 2018 from US$125.8 million for the year ended December 31, 2017 primarily due to (i) the decrease of US$123.0 million in cash collected from our customers for the twelve-month period ended December 31, 2018, (ii) the decrease of US$5.8 million received from government grant, (iii) the increase of US$5.0 million in interest payments, (iv) the increase of US$5.0 million in income tax payments, (v) the increase of US$1.6 million option contracts loss, and partially offset by (vi) the decrease of US$76.0 million in cash operating payments, including raw material purchases, rental and personnel costs.

Investing Activities

Net cash used in the investing activities was US$1.7 million for the year ended December 31, 2018 compared to US$255.3 million for the same period of last year, mainly due to (i) the decrease of US$27.3 million purchase of property, plant and equipment; (ii) the decrease of US$309.2 million purchase of time deposits, (iii) the increase of US$64.1 million proceeds from maturity of time deposits, (iv) the decrease of US$8.3 million acquisition of land use right, (v) the decrease of US$8.4 million deposits for acquisition of equity and increase of US$15.3 million refund of deposits for acquisition of equity, (vi) the increase of US$0.4 million proceeds from disposal of equipment and partially offset by (vii) the decrease of US$19.1 million government grant, and (viii) the decrease of US$160.3 million refund of deposit from equipment suppliers.

Financing Activities

Net cash provided by financing activities was US$2.2 million for the year ended December 31, 2018, as compared to US$159.6 million for the same period of last year, primarily as a result of (i) the increase of US$572.3 million repayments of bank borrowings and partially offset by (ii) the increase of US$396.4 million borrowings of bank loans, (iii) the net increase of US$18.4 million interest-free proceeds from related parties and (iv) the increase of US$0.1 million proceeds from exercise of stock options.

As of December 31, 2018, our cash, cash equivalents and restricted cash balance was US$367.0 million, compared to US$320.1 million at December 31, 2017.

Days Sales Outstanding ("DSO") has decreased from 99 days for the year ended December 31, 2017 to 84 days for the year ended December 31, 2018, as a result of faster accounts receivable collection from the domestic customers.

We believe that our DSO is still below industry average Industry Standard Customer and Supplier Payment Terms (days) as below:

	Year ended December 31, 2018	Year ended December 31, 2017
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Purchase Credit Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days

Inventory turnover days increased from 120 days for the year ended December 31, 2017 to 178 days for the year ended December 31, 2018.

Turnover days of payables have decreased from 94 days for the year ended December 31, 2017 to 53 days for the year ended December 31, 2018.

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

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of December 31, 2018 are as follows:
Contractual obligations	Total	Payment due less than 1 year	1 – 3 years	3-5 years	More than 5 years
Lease commitments	29,251,436	2,174,439	2,972,014	2,928,844	21,176,139
Purchase of plant equipment and construction in progress (2) (3) (4) (5)	289,512,794	289,166,606	346,188	-	-
Long-term bank loans (1)	309,453,397	182,741,317	54,532,311	46,427,731	25,752,038

Total	628,217,627	474,082,362	57,850,513	49,356,575	46,928,177

(1)  Includes interest of US$21.2 million accrued at the interest rate under the loan agreements. For borrowings with a floating rate, the most recent rate as of December 31, 2018 was applied.

(2)  Sichuan plant construction and equipment purchase

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1,800 million (equivalent to US$262.3 million) in property, plant and equipment and approximately RMB600 million (equivalent to US$87.4 million) in working capital, for the construction of Sichuan plant.  As of December 31, 2018, the Company has a remaining commitment of RMB54.8 million (equivalent to US$8.0 million) mainly for facility construction.

In September 2016, Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB17.0 million (equivalent to US$2.5 million) to purchase storage facility and testing equipment. Afterward, Sichuan Xinda cancelled two contracts with Hailezi for a consideration of RMB1.6 million (equivalent to US$0.2 million). As of December 31, 2018, Sichuan Xinda prepaid RMB6.0 million (equivalent to US$0.9 million) and has a remaining commitment of RMB9.4 million (equivalent to US$1.4 million).

On October 20, 2016, Sichuan Xinda entered into an equipment purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of RMB89.8 million (equivalent to US$13.1 million) to purchase certain production and testing equipment. As of December 31, 2018, the Company has a commitment of RMB55.9 million (equivalent to US$8.2 million).

On November 15, 2016, Sichuan Xinda entered into decoration contract with Beijin Construction  to perform indoor and outdoor decoration work for a consideration of RMB237.6 million (equivalent to US$34.6 million).  On February 20, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform outdoor decoration work for a consideration of RMB2.9 million (equivalent to US$0.4 million). On June 10, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform ground decoration work for a consideration of RMB23.8 million (equivalent to US$3.5 million). As of December 31, 2018, Sichuan Xinda prepaid RMB120.9 million (equivalent to US$17.6 million) of which RMB70.4 million (equivalent to US$10.7 million) was transferred to construction in progress and has a remaining commitment of RMB143.4 million (equivalent to US$20.9 million).

In connection with the Nanchong Project mentioned in Note 7 (i), Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB2,242.8 million (equivalent to US$326.8 million) to purchase production equipment and testing equipment in March 2017.  By the end of June 2017, Sichuan Xinda expected to launch an integrated ERP system, which resulted in the equipment to be purchased under the original contracts with Hailezi not meeting the production requirements. Thus the original contracts have been terminated with the amount of RMB2,222.9 million (equivalent to US$323.9 million), and Hailezi agreed to refund the prepayment in the amount of RMB1,704.9 million (equivalent to US$248.4 million) by the end of March 2018, out of the total prepayment made by Sichuan Xinda of RMB1,722.9 million (equivalent to US$251.0 million). As of June 30, 2018, Hailezi has refunded the prepayment in the amount of RMB1,704.9 million (equivalent to US$248.4 million). As of December 31, 2018, Sichuan Xinda prepaid RMB18.0 million (equivalent to US$2.6 million) and has a remaining commitment of RMB1.9 million (equivalent to US$0.3 million).

In connection with the Nanchong Project, on June 21, 2018, Sichuan Xinda entered into another equipment purchase contracts with Hailezi to purchase production equipment and testing equipment for a consideration of RMB1,900 million (equivalent to US$276.9 million). Pursuant to the contracts with Hailezi, Sichuan Xinda have prepaid RMB1,710 million (equivalent to US$249.2 million) at the end of December 2018, and has a remaining commitment of RMB190 million (equivalent to US$27.7 million).

(3)  Heilongjiang plant construction and equipment purchase

In connection with the equipment purchase contracts with Hailezi signed on September 26, 2016 and February 28, 2017 mentioned in Note 7 (i), HLJ Xinda Group has a remaining commitment of RMB31.2 million (equivalent to US$4.5 million) as of December 31, 2018.

In connection with the "HLJ Project" mentioned in Note 7 (i), pursuant to the three investment agreements, the project total capital expenditure will be RMB4,015.0 million (equivalent to be US$585.0million), among which the investment in fixed assets shall be no less than RMB3,295.0 million (equivalent to US$480.0 million) in total. Pursuant to the contracts with Hailezi signed in November 2017 mentioned in Note 7 (i), HLJ Xinda Group has a remaining commitment of RMB18.8 million (equivalent to US$2.7 million) as of December 31, 2018.

In connection with the HLJ project, on June 25, 2018, HLJ Xinda Group entered into another equipment purchase contract with Hailezi to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a consideration of RMB749.8 million (equivalent to US$109.2 million). Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB300.7 million (equivalent to US$43.8 million) as of December 31, 2018, and has a remaining commitment of RMB449.1 million (equivalent to US$65.4 million).

In connection with the HLJ Project, on July 12, 2018, Heilongjiang Xinda Enterprise Group Company Limited (“HLJ Xinda Group”) entered into an equipment purchase contract with Hailezi to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a consideration of RMB1,157.0 million (equivalent to US$168.6 million). Pursuant to the contract with Hailezi, HLJ Xinda has prepaid RMB240.8 million (equivalent to US$35.1 million) as of December 31, 2018, and has a remaining commitment of RMB916.2 million (equivalent to US$133.5 million).

In connection with the building purchase contract mentioned in Note 7 (iii), HLJ Xinda Group has a remaining commitment of RMB108.3 million (equivalent to US$15.8 million) as of December 31, 2018.
(4)  Dubai plant construction and equipment

On April 28, 2015, Dubai Xinda entered into a warehouse construction contract with Falcon Red Eye Contracting Co. L.L.C. for a total consideration of AED6.7 million (equivalent to US$1.8 million). As of December 31, 2018, the Company has a remaining commitment of AED1.6 million (equivalent to US$0.4 million).

(5)   Xinda CI (Beijing) office building decoration

On March 30, 2017, Xinda CI (Beijing) Investment Holding Co., Ltd. ("Xinda Beijing Investment") entered into a decoration contract with Beijing Fangyuan Decoration Engineering Co., Ltd. for a total consideration of RMB5.8 million (equivalent to US$0.8 million) to decorate office building. As of December 31, 2018, the decoration work in the amount of RMB2.0 million (equivalent to US$0.3 million) was recorded in construction in progress. As of December 31, 2018, the Company has a remaining commitment of RMB3.8 million (equivalent to US$0.6 million).

On June 9, 2017, Xinda CI (Beijing) entered into a decoration contract with Beijing Zhonghongwufang Stone Co., Ltd for a total consideration of RMB1.2 million (equivalent to US$0.2 million) to decorate office building. As of December 31, 2018, the decoration work in the amount of RMB0.6 million (equivalent to US$0.1 million) was recorded in construction in progress. As of December 31, 2018, the Company has a remaining commitment of RMB0.6 million (equivalent to US$0.1 million).

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

A hypothetical 1.0% increase in the annual interest rate for all of our credit facilities under which we had outstanding borrowings as of December 31, 2018 would decrease income before income taxes by approximately US$8.3 million for the year ended December 31, 2018. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

Majority of our revenues are collected in and our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the US$1.00 until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the People's Bank of China allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. The People's Bank of China allowed the RMB and U.S. dollar exchange rate to fluctuate within 1% on April 16, 2012 and 2% on March 17, 2014 respectively. On December 31, 2018, the RMB traded at 6.8632 RMB to 1.00 U.S. dollar.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our assessment, the CEO and the CFO determined that, as of December 31, 2018, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Notwithstanding management's assessment that our internal control over financial reporting was ineffective as of December 31, 2018 due to the material weakness described below under Management's Report on Internal Control Over Financial Reporting, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on a framework established in Internal Control- Integrated Framework (2013) issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO) as of December 31, 2018. Based on such evaluation, our management, including the CEO and CFO, has concluded that the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) as of December 31, 2018 is ineffective. This assessment identified one material weakness related to lack of sufficient accounting and financial reporting personnel to formalize certain key controls over the financial reporting process and report financial reporting information based on generally accepted accounting principles and SEC reporting requirements.

Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report.

Changes in Internal Control Over Financial Reporting

During the twelve months ended December 31, 2018, our efforts to improve our internal controls over financial reporting (1) adopting procedures to evaluate and assess performance of directors, officers and employees of the Company, (2) internal meetings, discussions, trainings and seminars periodically to review and improve our internal control procedures; We plan to improve on the above-referenced weakness by the end of the fiscal year ending December 31, 2019.

Other than the foregoing, there has been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our current directors and executive officers are as follows:

Name	Age	Title	Date of Initial Appointment
Jie Han	53	Chief Executive Officer and Chairman of the Board of Directors	December 31, 2008
Taylor Zhang	40	Chief Financial Officer and Director	May 14, 2009
Qingwei Ma	44	Chief Operating Officer and Director	December 31, 2008
Joseph Chow (1)(5)	55	Independent Director	November 16, 2017
Xin Li (1)(3)	41	Independent Director	March 6, 2019
Linyuan Zhai (1)(2)(3)	69	Independent Director	May 14, 2009
Homer Sun (2)(4)	47	Independent Director	January 1, 2012
Jun Xu (4)	43	Independent Director	September 28, 2011
Feng Li (1)(2)(3)	56	Independent Director	November 14, 2012

(1)  Serves as a member of the Audit Committee.

(2)  Serves as a member of the Compensation Committee.

(3)  Serves as a member of the Nominating Committee.

(4)  Series D Director nominee.

(5) Joseph Chow resigned on March 6, 2019.

Jie Han. Mr. Han co-founded Harbin Xinda Macromolecule Material Co., Ltd. ("Harbin Xinda"), the Company's wholly owned subsidiary, in 2004, and has been employed by Harbin Xinda since that time. In January 2008, Mr. Han was appointed Chairman and Chief Executive Officer of Harbin Xinda. Prior to organizing Xinda High-Tech Co., Ltd ("Xinda High-Tech"), which was founded in 2003, Mr. Han had been associated with the Harbin Xinda Nylon Factory, which he founded in 1985. With 31 years of experiences in the industry, Mr. Han is an expert in the management and financial aspects of the manufacture and distribution of modified plastic products. Mr. Han contributes to our Board of Directors strong leadership and vision for the development of our Company. Based on the above-described expertise, background and experience, we believe that Mr. Han is qualified to serve as a member of our Board.

Mr. Han currently serves as an executive director of China Plastic Processing Industry Association and is also a director of the Heilongjiang Industry and Commerce Association. In addition, Mr. Han serves as a deputy to the Harbin Municipal People's Congress. Mr. Han received a business management degree from the Heilongjiang Provincial Party School.

Taylor Zhang. Mr. Zhang has over 15 years of experience in finance and operation in a broad range of industries. Mr. Zhang has been employed as a Chief Financial Officer of the Company since May 2009.  From May 2008 to March 2009, Mr. Zhang served as Chief Financial Officer of Advanced Battery Technologies, Inc. From 2007 to 2008, he served as Executive Vice President of Finance of China Natural Gas, Inc. From 2005 to 2007, Mr. Zhang worked as a research analyst in New York Private Equity. From 2000 to 2002, he was employed as Finance Manager by Datong Thermal Power Limited. Mr. Zhang contributes to our Board of Directors with extensive experience in finance and operations. He holds an MBA from University of Florida and a Bachelor's Degree in mechanical and electronic engineering from Beijing Technology and Business University. Based on the above-described expertise, background and experience, we believe that Mr. Zhang is qualified to serve as a member of our Board.

Qingwei Ma. Mr. Ma has been employed as General Manager of Harbin Xinda since it was founded in 2004. In 2008, he was promoted to Chief Operating Officer and appointed to the Board of Directors. Prior to joining Harbin Xinda, Mr. Ma was employed for six years by Harbin Xinda Nylon Factory as Manager of Quality Assurance, then as Manager of Research and Development, and finally as Production Manager. In 1997, Mr. Ma was awarded a bachelor's degree by the Northern China Technology University, where he specialized in the chemical engineering of high polymers. Mr. Ma has 18 years of experiences in the modified plastics industry and contributes to our Board of Directors with such extensive experience. He also published two articles in China's key journals in the areas of modified plastic industry. In 2001, Mr. Ma was selected as "Harbin Quality Work Advanced Enterprise and Advanced Worker" and in 2004, he was awarded the Heilongjiang First Professional Manager Qualification Certificate. One of his inventions, "compound nano modified materials dedicated to the automobile bumper," won the "Science and Technology Progress Awards" issued by Harbin Municipality. Based on the above-described expertise, background and experience, we believe that Mr. Ma is qualified to serve as a member of our Board.
Joseph Chow. Mr. Chow has over 20 years of experience in corporate finance, financial advisory and management and has held senior executive and managerial positions in various public and private companies. Mr. Chow is Managing Director of Centurium Capital, prior to the current position, He also served as the member of the board and the audit committee of China Lodging Group, Limited, a NASDAQ listed company and was a managing director of Moelis & Company, a managing director at Goldman Sachs Asia LLP. Before that, he served as an independent financial consultant, as chief financial officer of Harbor Networks Limited, and as chief financial officer of China Netcom (Holdings) Company Limited. Prior to that, Mr. Chow served as the director of strategic planning of Bombardier Capital, Inc., as vice president of international operations of Citigroup and as the corporate auditor of GE Capital. Mr. Chow currently sits on the board as independent non-executive director for China ZhongDi Dairy Holdings Company Limited, Intime Department Store (Group) Co., Ltd. and CAR, Inc., respectively, which are companies listed on the Stock Exchange of Hong Kong. He also serves as a member of the audit committee and nominating committee of Intime Department Store (Group) Co., Ltd. Since 2014, Mr. Chow has served as a member of the board of directors of China Biologic Products, Inc., a NASDAQ listed company. Mr. Chow obtained a Bachelor of Arts degree in political science from Nanjing Institute of International Relations and a Master of Business Administration degree from the University of Maryland at College Park. Mr. Chow was appointed as a director of the Company on November 16, 2017 by the Board of Directors. Joseph resigned on March 6, 2019.
Xin Li. Mr. Li Xin has extensive experience in capital market and corporate financial management. Mr. Li is currently serving as the chief financial officer of AirMedia Group Inc.  Prior to joining the Company, Mr. Li was an assistant to president and the Chief Financial Officer of Grass Green Group, where he led several domestic and international investments and M&A projects. Before joining Grass Green Group, Mr. Li was the managing director of CICFH Fund Management Co., Ltd. (the “CICFH”) in 2016 and 2017.  Prior to joining CICFH, Mr. Li held senior professional positions in several large investment institutions. Mr. Li received an MBA degree from Duke University in 2006 and a bachelor's degree in international finance from Tsinghua University in 1999. Mr. Li contributes to our Board of Directors with extensive financial experience and corporate executive advisory experience. Based on the above-described expertise, background and experience, we believe that Mr. Li is qualified to serve as a member of our Board. Mr. Li was appointed as a director of the Company on March 6, 2019 by the Board of Directors.
Linyuan Zhai. Mr. Zhai worked for China FAW Group Corporation for 37 years and has and contributes to our Board of Directors with extensive experience in terms of technology, production, and business management. He is one of the pioneers and outstanding contributors of FAW Group's success. Since 2000, Mr. Zhai has served as general manager of FAW Sihuan Products Co., Ltd., an automobile manufacturing company. From August 1998 to December 2000, Mr. Zhai was the manufacturing section chief at FAW Sihuan Head Office.  From August 1992 to August 1998, Mr. Zhai was the factory manager at FAW Sihuan Auto Warm Air Blower Factory. In 2000, as deputy general manager, Mr. Zhai successfully led the initial public offering of Four Ring Company, a subsidiary of FAW Group, a leader in the vehicle manufacturing industry based in China. Mr. Zhai received his business management degree from Changchun University. Based on the above-described expertise, background and experience, we believe that Mr. Zhai is qualified to serve as a member of our Board.
Homer Sun. Mr. Sun is the Chief Investment Officer of Morgan Stanley Private Equity Asia (MSPEA), a Managing Director of Morgan Stanley and Co-Head of MSPEA’s China Investment Operation.  Mr. Sun also serves on the Firm’s China Management Committee, which is comprised of the Firm’s senior business leaders within China.  Mr. Sun has spent over 18 years at Morgan Stanley in Asia.  Mr. Sun has led MSPEA’s private equity transactions in China for three funds to date: the $525 million Asia Fund II (2005), the $1.5 billion Asia Fund III (2007) and the current $1.7 billion Asia Fund IV.  Mr. Sun’s board directorships have included: Sichuan Pharmaceutical, Renfang Medical, Noah Education, Shanshui Cement, Tianhe Chemicals, China XD Plastics and Nature Home.  Prior to joining Morgan Stanley, Mr. Sun was a mergers and acquisitions lawyer the law firm Simpson Thacher & Barlett in New York and Hong Kong.  Mr. Sun is Chinese and is based in Hong Kong.  Mr. Sun received a B.S.E. in chemical engineering, magna cum laude, from the University of Michigan and a J.D., cum laude, from the University of Michigan Law School.

Jun Xu. Mr. Xu is a Managing Director of Morgan Stanley. Mr. Xu joined Morgan Stanley Private Equity Asia in 2008 after spending six years in investment banking advising Chinese clients on financing transactions and cross-border mergers and acquisitions. Prior to joining Morgan Stanley in 2005, he was with Goldman Sachs in Hong Kong SAR from 2002 to 2005. Mr. Xu focuses on the group's private equity transactions in China.  Mr. Xu currently serves as a director on the boards of companies including Morgan Stanley (China) Private Equity Investment Management Co., Ltd., Dashenlin Medical Group Co., Ltd., Shanghai SVG Yonghui Fresh Foods Co., Ltd., Shanghai Shangshu Agr-Byproducts Co., Ltd., and Inner Mongolia Kerchin Cattle Industry Co., Ltd.  Mr. Xu is a native Chinese and is based in Hong Kong SAR. Mr. Xu contributes to our Board of Directors with a broad range of transactional experience. Mr. Xu received dual Bachelor Degrees in both international trade and computer science magna cum laude from Shanghai Jiaotong University and an M.B.A. with honors from the University of Michigan. Based on the above-described expertise, background and experience, we believe that Mr. Xu is qualified to serve as a member of our Board.

Feng Li. Mr. Li has been a director of the Company since November 14, 2012 Mr. Li is a deputy director at Plastics Processing R&D Center of Beijing Research Institute of the Chemical Industry, as well as a member of the Science and Technology Committee of Beijing Research Institute of the Chemical Industry. He has and contributes to our Board of Directors substantial experience in technology, production, and business management in the chemical industry. Under his leadership in various senior roles including Vice General Manager, Director, and Chief Engineer, responsible for project design, investment, management and finance, Mr. Li successfully launched and operated several joint ventures between Beijing Chemical Industry Research Institute (Group), a subsidiary of China Petroleum & Chemical Corp (Sinopec), the largest refiner in Asia, and Jiangnan Mould & Plastic Co. Ltd., Shenzhen Petrochemical and Plastics Co. Ltd., Suzhou Anli Chemical Co., Ltd., and others. Mr. Li is also on the committee of Venture Capital for Innovative Small-Medium size Enterprises under the Ministry of Science and Technology of the People's Republic of China. Mr. Li received a B.S. in polymer material from Nanjing Institute of Chemical Technology and a Master's Degree from Beijing University of Chemical Technology. Mr. Li also attended MBA program at China Sinopec Management Institute of Business Administration and studied as an exchange scholar at the University of Technology in Sydney, Australia. Based on the above-described expertise, background and experience, we believe that Mr. Li is qualified to serve as a member of our Board.

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

Meetings of the Board of Directors

The Board of Directors held 2 meetings during 2018. No director attended fewer than 75% of the meetings of the Board of Directors. No director attended less than 75% of any meeting of a committee of which the director was a member in fiscal year 2018.

Involvement in Certain Legal Proceedings

None of our directors and officers has been involved in any of the legal proceedings specified in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board of Directors

Our Board of Directors has an Audit Committee, a Nominating Committee, and a Compensation Committee. Our Board of Directors has determined that Joseph Chow (resigned on March 6, 2019), Feng Li, Linyuan Zhai and Homer Sun, the members of these committees, are "independent" under the current independence standards of NASDAQ Marketplace Rule 5605(a)(2) and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our Board of Directors has also determined that these persons have no material relationships with us — either directly or as a partner, stockholder or officer of any entity — which could be inconsistent with a finding of their independence as members of our Board of Directors.

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

The Audit Committee held 5 meetings during 2018. The members of the Audit Committee during 2018 were Feng Li, Linyuan Zhai and Joseph Chow (appointed on November 16, 2017 and resigned on March 6, 2019). Mr. Chow served as the Chairman of the Audit Committee since November 16, 2017 till his resignation on March 6, 2019. Each of the above-listed Audit Committee members were or are considered "independent" under the current independence standards of NASDAQ Marketplace Rule 5605(a)(2) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, as determined by the Board of Directors.
Our Board of Directors has determined that we have at least one audit committee financial expert, as defined in the Exchange Act, serving on our Audit Committee. Joseph Chow (resigned on March 6, 2019) and Xin Li (appointed on March 6, 2019) are the "audit committee financial expert" and is an independent member of our Board of Directors.

AUDIT COMMITTEE REPORT

The Audit Committee has reviewed and discussed our consolidated financial statements for the fiscal year ended December 31, 2018, including significant accounting policies applied by the Company in its consolidated financial statements, as well as alternative treatments with management and the Company's independent registered public accounting firm.  The Committee has discussed with the independent registered public accounting firm all matters required by the standards of the Public Company Accounting Oversight Board (the "PCAOB"), including those described in Auditing Standard No. 16, Communications with Audit Committees.

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

Based on the Audit Committee's review of the matters noted above and its discussions with our independent registered public accounting firm and our management, the Audit Committee recommended to the Board of Directors that the financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Respectfully submitted by:

Joseph Chow, chairman, since November 16, 2017 till March 6, 2019
Xin Li, chairman, starting from March 6, 2019
Feng Li
Linyuan Zhai

Nominating Committee

The Nominating Committee was established on May 26, 2009.  The purpose of the Nominating Committee is to assist the Board of Directors in identifying qualified individuals to become members of the Board of Directors, in making recommendations to the Board of Directors as to the independence of each director, in monitoring significant developments in the law and practice of corporate governance and of the duties and responsibilities of directors of public companies, and in leading the Board of Directors in any annual performance self-evaluation, including establishing criteria to be used in connection with such evaluation.  The Nominating Committee held 2 meetings during 2018.

The members of the Nominating Committee during 2018 were Joseph Chow (appointed on November 16, 2017 and resigned on March 6, 2019), Feng Li, Linyuan Zhai. Mr. Zhai served as the Chairman of the Nominating Committee.  Each of the above-listed Nominating Committee members is considered "independent" under the current independence standards of NASDAQ Marketplace Rule 5605(a)(2) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, as determined by the Board of Directors.

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

Compensation Committee

The Compensation Committee was established on May 26, 2009. The members of the Compensation Committee during 2018 were Feng Li, Homer Sun and Linyuan Zhai. Mr. Li served as the Chairman of the Compensation Committee.

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

The Compensation Committee discharges the Board of Directors' responsibilities relating to compensation of the Company's executive officers and administers our 2009 Stock Incentive Plan. The Committee has overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the Company. The Compensation Committee held one meeting during 2018.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Such persons also are required to furnish our company with copies of all Section 16(a) forms they file.  Based solely on our review of copies of such forms received by us, we believe that during the fiscal year 2018 all of the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following is a discussion and analysis of our named executive officer compensation program for the year ended December 31, 2018 detailing what we pay to our named executive officers and how our compensation objectives and policies help achieve our business objectives.

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

During the year ended December 31, 2018, the compensation packages for our executives mainly included cash compensation,  No bonuses or stock-based compensation were granted as performances were short of  annual goal of revenues and net income due to the weakening economic environment and industry declining trend.

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

During the year ended December 31, 2018 and 2017, the elements of compensation for our named executive officers include just cash salary and a discretionary bonuses.

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

We choose to pay each element of compensation in order to attract and retain necessary talent, reward annual performance (on an individual, business unit and enterprise-wide basis) and provide incentives for achieving long-term strategic goals as well as short-term objectives. The amount of each element of compensation is determined by our Compensation Committee in consultation with our CEO with respect to the other named executive officers, and, with respect to the CEO, by our Compensation Committee. Compensation decisions for all named executive officers, on semi-annual and annual evaluations take into account of the following factors:

•	Performance against corporate and individual objectives for the previous year;

•	Value of skills and capabilities to support our long-term performance;

•	Performance of general management responsibilities; and

•	Contribution as a member of our executive management team.

Base Salary

Base salary levels for our named executive officers are intended to compensate executives competitively within the modified plastic marketplace in China. Base salary rewards core competence in an executive role relative to an officer's skills, experience and contributions to our business. Base salaries are determined on an individual basis by evaluating each executive officer's scope of responsibility, past performance, and data on prevailing compensation levels in an appropriate market comparison group. There is no adjustment of base salary for our named executive officers given that each of them is under a five-year term agreement with the Company.

In 2018, pursuant to the Company's 2010 Executive Compensation Program which sets forth cash and stock compensation of the Company's executives and directors, including the Company's named executive officers, the executive officers are entitled to receive compensation as follows:

Compensation for Mr. Jie Han, the Company's Chief Executive Officer: For fiscal year 2018 Mr. Han is entitled to a base salary of $45,358 (RMB 300,000) per month from January to December. In addition, Mr. Han did not receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year due to the company-wide performance was short of annual goal of revenues and net income due to the weakening economic environment and auto industry declining trend.

Compensation for Mr. Taylor Zhang, the Company's Chief Financial Officer:  For fiscal year 2018, Mr. Zhang is entitled to a monthly base salary of $21,518. On August 8, 2015, Mr. Zhang received 20,440 non-vested shares, under our 2009 Stock Option/Stock Issuance Plan.  The restricted shares shall vest on the third anniversary of the grant date. In addition, Mr. Zhang did not receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year due to the company-wide performance was short of annual goal of revenues and net income due to the weakening economic environment and auto industry declining trend.

Compensation for Mr. Qingwei Ma, the Company's Chief Operating Officer:  For fiscal year 2018, Mr. Ma is entitled to a base salary of $20,562 (RMB 136,000) per month from January to December. On August 7, 2015, Mr. Ma received 20,440 non-vested shares, under our 2009 Stock Option/Stock Issuance Plan. The restricted shares shall vest on the third anniversary of the grant date. In addition, Mr. Ma did not receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year due to the company-wide performance was short of annual goal of revenues and net income due to the weakening economic environment and auto industry declining trend.

Compensation for Mr. Junjie Ma, the Company's Chief Technology Officer:  For fiscal year 2018, Mr. Ma is entitled to a base salary of $11,365 (RMB 75,167) per month from January to December. On August 7, 2010, Mr. Ma was granted options to purchase up to 25,000 shares of the Company's common stock at the exercise price of $8.01 per share and 8,000 non-vested shares under our 2009 Stock Option / Stock Issuance Plan. One-third of the stock options shall vest on each anniversary of the grant date over a three-year period. The non-vested shares will vest on the third anniversary of the grant date. Mr. Ma didn't exercise the options, which expired in 2013. On August 7, 2013, August 7, 2014 and on August 7, 2015, Mr. Ma received 13,530, 16,060 and 18,590 non-vested shares, respectively, under our 2009 Stock Option/Stock Issuance Plan. The restricted shares shall vest on the third anniversary of the grant date. In addition, Mr. Ma did not receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year due to the company-wide performance was short of annual goal of revenues and net income due to the weakening economic environment and auto industry declining trend.

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

Number of Shares of Common Stock Available Under the Plan

The Board of Directors has reserved 7,800,000 shares of the common stock for issuance under the Plan. As of December 31, 2018, 4,349,376 stock awards and 1,170,500 stock options have been granted under the Plan. Currently, approximately 89 employees and directors are eligible to participate in the Plan.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this filing on Form 10-K with management. Based on the Compensation Committee's review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for filing with the SEC.

Respectfully submitted,

COMPENSATION COMMITTEE

Feng Li, Chairman
Linyuan Zhai
Homer Sun

The following table is a summary of the compensation paid to our executive officers for the two years ended December 31, 2018 and 2017.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Jie Han,	2018	544,300	-	544,300
CEO	2017	533,025	385,555	918,580

Qingwei Ma,	2018	317,508	-	317,508
COO	2017	355,350	-	355,350

Taylor Zhang,	2018	218,400	-	218,400
CFO	2017	201,056	201,056	402,112

Junjie Ma,	2018	108,860	-	108,860
CTO	2017	142,140	-	142,140

Rujun Dai	2018	181,433	-	181,433
Vice General Manager of HLJ Xinda Group	2017	399,769	-	399,769

The Company granted no plan-based awards to our named executive officers for the year ended December 31, 2018. None of our named executive officers held outstanding equity awards as of December 31, 2018.

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
Employment Agreements

All of our named executive officers have entered into employment agreements with the Company.

On December 31, 2011, Jie Han and China XD's subsidiary, HLJ Xinda Group, entered into an employment agreement and an employment memorandum, pursuant to which Mr. Han received a monthly salary of RMB250,000 (approximately US$37,799) from January to December for 2016.  Also, Mr. Han will receive an annual bonus of RMB 3,000,000 (approximately US$453,583), which amount is subject to the Company's achievement of the corresponding year's performance goals.  The calculation of the annual performance-based salary is based on a method set forth in HLJ Xinda Group's compensation management policy. On January 1, 2017, Jie Han and HLJ Xinda Group extended the term of employment for additional five years beginning on January 1, 2017, pursuant to which Mr. Han was entitled to a monthly salary of RMB300,000 (equivalent to US$45,358). The employer and employee may reach consent and terminate Mr. Han's employment with HLJ Xinda Group, and HLJ Xinda Group may have the right to unilaterally terminate Mr. Han's employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice.

On December 31, 2011, Taylor Zhang and HLJ Xinda Group entered into an employment agreement and an employment memorandum, pursuant to which Mr. Zhang received a monthly salary of US$18,200 and awards of shares of China XD's common stock and options to purchase shares of China XD's common stock, as determined by the Compensation Committee of the Board of Directors. The term of employment is five years beginning on January 1, 2012, and extended on January 1, 2017 for another 5 years. The employer and employee may reach consent to terminate Mr. Zhang's employment with HLJ Xinda Group at any time and HLJ Xinda Group has the right to unilaterally terminate Mr. Zhang's employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice.

On December 31, 2011, Qingwei Ma and HLJ Xinda Group entered into an employment agreement and an employment memorandum, pursuant to which Mr. Ma received a monthly salary of RMB168,000 (approximately US$25,401 from January to  December 2016.  Also, Mr. Ma will receive a performance based bonus of RMB2,016,000 (approximately US$304,808), which amounts are subject to the Company's achievement of the corresponding year's performance goals.  The calculation of the annual performance-based salary is based on a method set forth in the HLJ Xinda Group's compensation management policy.   On January 1, 2017, Qingwei Ma and HLJ Xinda Group extended the term of employment for additional five years beginning on January 1, 2017, pursuant to which Mr. Ma was entitled to a monthly salary of RMB175,000 (equivalent to US$26,459). The employer and employee  may reach consent to terminate Mr. Ma's employment with HLJ Xinda Group at any time and HLJ Xinda Group  has the right to unilaterally terminate Mr. Ma's employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice.

On December 31, 2011, Junjie Ma and HLJ Xinda Group entered into an employment agreement and an employment memorandum, pursuant to which Mr. Ma received a monthly salary of RMB 64,000 (approximately US$9,676) from January to December, 2016.  In addition, Mr. Ma will receive a performance based bonus of RMB 768,000 (approximately US$116,117), which amounts are subject to the Company's achievement of the corresponding year's performance goals.  The calculation of the annual performance-based salary is based on a method set forth in the HLJ Xinda Group's compensation management policy. On January 1, 2017, Junjie Ma and HLJ Xinda Group extended the term of employment for additional five years beginning on January 1, 2017, pursuant to which Mr. Ma was entitled to a monthly salary of RMB60,000 (equivalent to US$9,072).  The employer and employee may reach consent to terminate Mr. Ma's employment with HLJ Xinda Group  at any time and HLJ Xinda Group has the right to unilaterally terminate Mr. Ma's employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice.

Pursuant to a new employment agreement executed between Rujun Dai and HLJ Xinda Group on July 1, 2018 (the “New Employment Agreement”), Mr. Dai is entitled to receive a monthly salary of RMB 100,000 (approximately US$15,119) starting from July 1, 2018 and Mr. Dai also receive a performance based bonus of RMB 67,000 (approximately US$10,130) on monthly basis as Deputy General Manager of HLJ Xinda Group. His prior monthly salary for 2018 is RMB 98,000 (approximately US$14,817).

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

Director Compensation

On December 30, 2009, our Board of Directors approved 2010 Executive Compensation Program, which sets forth cash and stock compensation of the Company's executives and directors.  Under the 2010 Executive Compensation Program, the Company's employee directors receive no additional compensation for their services to the Company as directors, including the Chairman of the Board of Directors.  In addition, for fiscal year 2015, all non-employee directors who reside in China received an annual cash compensation of RMB60,000 (approximately $9,072) after the first 18 months of continuous directorship and RMB36,000 (approximately $5,443) during the initial 18 months directorship and Lawrence Leighton (resigned on May 15, 2017), the non-employee director who resides outside of China, received annual cash compensation of $60,000. In addition, each non-employee director other than the two directors appointed by the Series D Preferred Stockholder is entitled to an annual stock award equal to a number of shares of the Company's common stock valued at $50,000 for those who reside outside of China, RMB50,000 (approximately $7,560) for Mr. Zhai, who resides in China, based on the market value of the common stock at the time of the stock award and such stock award shall vest six months after the grant date. Mr. Li will be eligible for an annual stock award equal to a number of shares of the Company's common stock valued at RMB50,000 (approximately $7,560) after 18 months of continuous directorship. The Company also accrued and recorded the stock award for the service rendered during the year ended December 31, 2015 as share base compensation expense. The Company has repurchase rights on the unvested shares of the stock award. The Company did not issue this stock award the service rendered during the year ended December 31, 2018 and 2017, respectively.

Pursuant to the service agreement with Joseph Chow (resigned on March 6, 2019) dated on November 16, 2017, Mr. Chow is entitled to receive an annual cash compensation of US$60,000 (US$5,000 per month) and without stock award.

Pursuant to the service agreement with Xin Li (appointed on March 6, 2019) dated on March 6, 2019, Mr. Li is entitled to receive an annual cash compensation of US$60,000 (US$5,000 per month) and without stock award.

The following is a summary of the compensation paid to our non-employee directors for the year ended December 31, 2018. Our employee directors do not receive compensation for their services to the Company as directors.

DIRECTOR COMPENSATION

Name (1) (2)	Fees earned or paid in cash ($)	Total ($)
Joseph Chow (3)	60,000	60,000
Feng Li	9,072	9,072
Linyuan Zhai	9,072	9,072

(1)
Jie Han, Taylor Zhang and Qingwei Ma are not included in this table as they are our executive officers and thus received no compensation for their services as a director. For disclosure related to the compensation of Jie Han, Taylor Zhang and Qingwei Ma as an executive officer, see the "Summary Compensation Table" above.

(2)	Homer Sun and Jun Xu are not included in this table as they receive no compensation for serving on our Board.
(3)	Mr. Chow was appointed on November 16, 2017 and resigned on March 6, 2019.

During the year ended December 31, 2018, no stock or option was awarded to the executive directors and non-employee directors.  And no nonvested shares existed for executive directors and non-employee directors as of December 31, 2018.

Service Agreements

On March 6, 2019, the Company entered into a Service Agreement with Xin Li who was resigned on March 6, 2019.  Pursuant to the terms of the Service Agreement, the Company shall Mr. Li a fee of $5,000 per month ($60,000 annually).

On November 16, 2017, the Company entered into a Service Agreement with Joseph Chow, who was resigned on March 6, 2019.  Pursuant to the terms of the Service Agreement, the Company paid Mr. Chow a fee of $5,000 per month ($60,000 annually).

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

The following table provides certain information with respect to the Company's Plan in effect as of December 31, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options and unvested shares (a)	Weighted-average exercise price of outstanding options and unvested options (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)

Equity compensation plan approved by security holders – 2009 Stock Option / Stock Issuance Plan	-	-	2,280,124
Total	-	-	2,280,124

(a)	All securities are unvested shares.
(b)	Shares issued to employees are subject to a three-year vesting schedule.

As of December 31, 2018, the number of securities remaining available for future issuance under equity compensation plans was 2,280,124 shares.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of December 31, 2018, with respect to the beneficial ownership of the outstanding share capital of our Company by (i) any holder of more than five percent (5%) of any class of our voting securities; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Jie Han (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 938, New York, New York 10110)	Series B Preferred Stock	1,000,000	(3)	100.0%
Jie Han	Common Stock	32,510,131	(3)	63.8%
Qingwei Ma (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 938, New York, New York 10110)	Common Stock	91,660		*
Junjie Ma (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 938, New York, New York 10110)	Common Stock	78,180		*
Taylor Zhang (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 938, New York, New York 10110)	Common Stock	93,660		*
Joseph Chow (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 938, New York, New York 10110)	Common Stock	-		*
Linyuan Zhai (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 938, New York, New York 10110)	Common Stock	10,879		*
Feng Li (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 938, New York, New York 10110)	Common Stock	10,440		*
Rujun Dai (address: c/o China XD Plastics Company Limited, 500 5th Avenue, Suite 938, New York, New York 10110)	Common Stock	24,910		*

XD. Engineering Plastics Company Limited (address: Palm Grove House, P.O. Box 438, Road Town, Tortola, British Virgin Islands)	Series B Preferred Stock	1,000,000	(3)	100.0%
XD. Engineering Plastics Company Limited	Common Stock	24,382,598	(3)	47.9%
MSPEA Modified Plastics Holding Limited (address: c/o Walkers Corporate Services Limited, Walker House, 87 Mary Street, George Town, Grand Cayman KY1-9005, Cayman Islands)	Series D Preferred Stock	16,000,000	(4)	100.0%
Total Ownership of Common Stock by All Directors and Executive Officers as a Group		32,857,380		64.5%

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

(2)
Based upon 50,948,841 shares of Common Stock outstanding, 1,000,000 shares of Series B Preferred Stock outstanding and 16,000,000 shares of Series D Preferred Stock outstanding as of December 31, 2018.

(3)
Mr. Jie Han beneficially owns (i) 32,510,131 shares of Common Stock, representing 63.8% of our total outstanding Common Stock, which includes 8,127,533 shares of Common Stock directly held by Mr. Jie Han and 24,382,598 shares of Common Stock beneficially owned by Mr. Jie Han through his sole ownership of XD Engineering Plastics, and (ii) 1,000,000 shares of Series B Preferred Stock through his sole ownership of XD Engineering Plastics, representing 100% of our total outstanding Series B Preferred Stock.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Other than as described below, there have been no other transactions since January 1, 2018, or any currently proposed transaction, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $120,000 and in which any current or former director of officer of the Company, any 5% or greater shareholder of the Company or any member of the immediate family of any such persons had, or will have, a direct or indirect material interest other than as disclosed below.

Xinda Holding (HK) entered into a subscription intent agreement with Changmu Investment (Beijing) Company Limited (“Changmu”), a company wholly controlled by Mr. Tiexin Han, the son of Mr. Jie Han, the Chief Executive Officer and Chairman of the Company. Pursuant to the terms of the agreement, HLJ Xinda Group received RMB500.0 million (equivalent to US$75.6 million) from Changmu on June 29, 2018 as deposits in order to subscribe newly authorized registered capital of HLJ Xinda Group subject to further negotiations.  Due to the inability to reach agreement on the terms, both parties agreed not to proceed with any definitive agreement. Therefore, HLJ Xinda Group refunded the investment received in advance from Changmu in September 2018.

In August 2018, the Company also received RMB10.0 million (equivalent to US$1.5 million) each from three senior managements (Messers Junjie Ma, Yuchong Jia, Guangjun Jiao) of Sichuan Xinda as interest-free advances to Sichuan Xinda.

During the year December 31, 2018, the Company also received RMB68.0 million (equivalent to US$9.9 million) from Mr. Jie Han, the Chairman of the Company, RMB21.8 million (equivalent to US$3.2 million) from Ms. Limei Sun, the wife of Mr. Jie Han, RMB5.0 million (equivalent to US$0.7 million) from Mr. Tiexin Han,  and  RMB1.2 million (equivalent to US$0.2 million) from a senior management (Mr. Rujun Dai)  of HLJ Xinda Group as interest-free advances to HLJ Xinda Group.

On December 18, 2018, the Company entered into an agreement with Mr. Xiaohui Gao, General Manager of Heilongjiang Xinda Enterprise Group Shanghai New Materials Sales Company Limited (“Shanghai Sales”), to transfer the wholly owned equity from HLJ Xinda Group to Mr. Gao for a total consideration of RMB50.0 million (equivalent to US$7.3 million). On December 19, 2018 the legal transfer was completed and the Company will receive the full consideration of US$7.3 million subsequent on April 11, 2019.

The related party balances are summarized as follows:

	December 31, 2018	December 31, 2017
	US$	US$
Amounts due to related parties:
Mr. Jie Han	9,907,915	-
Mr. Jie Han’s wife	3,180,965	-
Mr. Jie Han’s son	728,523	-
Senior management employees in HLJ Xinda Group and Sichuan Xinda	4,548,335	-
Total amounts due to related parties	18,365,738	-

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

Based on the application of the independence standards and the examination of all of the relevant facts and circumstances, the Board of Directors determined that none of the following directors had any material relationship with the Company and, thus, are independent under Rule 5605(a)(2) of the Marketplace Rules of NASDAQ: Joseph Chow, Feng Li, Linyuan Zhai, Homer Sun and Jun Xu and Xin Li. In accordance with the Marketplace Rules of NASDAQ, a majority of our Board of Directors is independent.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent accountants for the audit of our annual financial statements for the year ended December 31, 2018 and December 31, 2017 was KPMG Huazhen LLP (formerly known as KPMG Huazhen (SGP)). The following table shows the fees paid and to be paid by us to our independent accountants.

	2018	2017
Audit Fees	$1,414,575	$1,297,696
Audit-Related Fees	-	-
Tax Fees	-	-
Total paid to independent public audit firms	$1,414,575	$1,297,696

Audit Fees

Audit fees were paid for professional services rendered for the audit of our annual financial statements and the review of our quarterly financial statements and statutory audits. We paid or accrued expenses of US$1,414,575 and US$1,297,696, related to audits of our annual financial statements, reviews of our quarterly financial statements and statutory audits for the years ended December 31, 2018 and 2017, respectively.

Audit-Related Fees

Fees for audit-related services were US$ nil, US$ nil, respectively, for the years ended December 31, 2018 and 2017, for assistance in documenting internal control policies and procedures over financial reporting.

Tax Fees

During the years ended December 31, 2018 and 2017, we paid or accrued expense of US$ nil, and US$ nil, respectively for professional services relating to evaluate potential restructuring, statutory tax filing and transfer pricing.

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a)  The following are filed with this Annual Report:

 (1)  The financial statements listed on the Financial Statements Table of Contents.

 (2)  Not applicable.

 (3)  The exhibits referred to below, which include the following management contracts or compensatory plans or arrangements:

●	Service Agreement effective as of November 14, 2010 between China XD Plastics Company Limited and Linyuan Zhai

●	Service Agreement effective as of November 14, 2010 between China XD Plastics Company Limited and Lawrence W. Leighton

●	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co., Ltd and Jie Han

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Jie Han

●	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co., Ltd and Qingwei Ma

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Qingwei Ma

●	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co., Ltd and Taylor Zhang

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Taylor Zhang

●	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co., Ltd and Junjie Ma

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Junjie Ma

●	Employment Agreement dated January 1, 2016 between Heilongjiang Xinda Enterprise Group Co., Ltd and Kenan Gong

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Kenan Gong

●	Service Agreement dated November 14, 2012 between China XD Plastics Company Limited and Feng Li

●	Service Agreement dated November 16, 2017 between China XD Plastics Company Limited and Joseph Chow

●	Service Agreement dated March 6, 2019 between China XD Plastics Company Limited and Feng Li

(b) The exhibits listed on the Exhibit Index are filed as part of this Annual Report.

(c) Not applicable.

ITEM 16. FORM 10-K SUMMARY

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
Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2017.
10.30	Employment Agreement dated January 1, 2016 between Heilongjiang Xinda Enterprise Group Co. Ltd and Kenan Gong	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2017.
10.31	English translation of the Equity Transfer dated November 21, 2017 entered into by Wang Yongqiang and Liu Qiang and Heilongjiang Xinda Enterprise Group Co., Ltd *	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2018.
10.32	Equity Transfer Agreement dated December 18, 2018 by and between Heilongjiang Xinda Enterprise Group Co., Ltd. and Gao Xiaohui	Filed herewith
10.33	Equity Transfer Supplemental Agreement dated March 15, 2019 by and between Heilongjiang Xinda Enterprise Group Co., Ltd. and Gao Xiaohui	Filed herewith
10.34	Equipment Purchase Contract on June 25, 2018 by and between Heilongjiang Xinda Enterprise Group Co., Ltd. and Hailezi	Filed herewith
10.35	Equipment Purchase Contract on July 12, 2018 by and between Heilongjiang Xinda	Filed herewith
10.36	Labor Contract on July 1, 2018 by and between Heilongjiang Xinda Enterprise Group Co., Ltd and Rujun Dai	Filed herewith

14.1	Code of Business Conduct	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
16.1	Letter, dated December 31, 2008, from Robison, Hill & Co. to the Securities and Exchange Commission	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on December 31, 2008, and incorporated herein by this reference.
16.2	Letter, dated November 4, 2009 from Bagell Josephs Levine & Company, LLC, to the Securities and Exchange Commission	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on November 6, 2009.
16.3	Letter, dated August 15, 2011, from Moore Stephens Hong Kong, to the Securities and Exchange Commission	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
16.4	Letter of KPMG dated May 8, 2015 to the Securities and Exchange Commission	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on May 11, 2015.
21.1	Subsidiaries of Registrant	Filed herewith
23.1	Consent of KPMG Huazhen LLP	Filed herewith
31.1	Certification of Principal Executive Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith
101.	Interactive Data Files	Filed herewith

* English translation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2019

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
Taylor Zhang
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Jie Han	Chairman and Chief Executive Officer	April 15, 2019
Jie Han	(Principal Executive Officer)

/s/ Taylor Zhang	Chief Financial Officer	April 15, 2019
Taylor Zhang	(Principal Financial and Accounting Officer)

/s/ Qingwei Ma	Director	April 15 2019
Qingwei Ma

/s/ Xin Li	Director	April 15, 2019
Xin Li

/s/ Feng Li	Director	April 15, 2019
Feng Li

/s/ Linyuan Zhai	Director	April 15, 2019
Linyuan Zhai

/s/ Homer Sun	Director	April 15, 2019
Homer Sun

/s/ Jun Xu	Director	April 15, 2019
Jun Xu

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
China XD Plastics Company Limited:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of China XD Plastics Company Limited and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the two year period ended December 31, 2018 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company’s auditor since 2011.

/s/ KPMG Huazhen LLP
Beijing, China
April 15, 2019

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	41,301,817	190,392,211
Restricted cash	325,690,023	129,699,454
Time deposits	-	288,023,017
Accounts receivable, net of allowance for doubtful accounts	294,688,288	298,868,984
Inventories	620,033,195	421,736,682
Prepaid expenses and other current assets	132,218,528	144,326,151
Total current assets	1,413,931,851	1,473,046,499
Property, plant and equipment, net	775,941,280	835,561,739
Land use rights, net	29,796,795	31,943,652
Long-term prepayments to equipment and construction suppliers	530,636,319	190,627,514
Other non-current assets	3,212,986	12,924,279
Total assets	2,753,519,231	2,544,103,683

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank loans, including current portion of long-term bank loans	729,666,920	775,396,929
Bills payable	618,166,453	252,768,510
Accounts payable	84,958,469	227,993,140
Amounts due to related parties	18,365,738	-
Income taxes payable	15,975,367	17,710,217
Accrued expenses and other current liabilities	126,926,898	138,605,509
Total current liabilities	1,594,059,845	1,412,474,305
Long-term bank loans, excluding current portion	111,808,244	114,208,319
Deferred income	99,583,477	99,168,276
Other non-current liabilities	101,573,772	107,898,318
Total liabilities	1,907,025,338	1,733,749,218

Redeemable Series D convertible preferred stock (redemption amount of US$280,650,800 and US$244,044,200 as of December 31, 2018 and 2017, respectively)	97,576,465	97,576,465
Stockholders' equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 50,969,841 shares and 49,748,731 shares issued, 50,948,841 shares and 49,727,731 shares outstanding as of December 31, 2018 and 2017, respectively	5,097	4,975
Treasury stock, 21,000 shares at cost	(92,694)	(92,694)
Additional paid-in capital	86,633,582	83,159,893
Retained earnings	717,103,890	648,790,469
Accumulated other comprehensive loss	(54,732,547)	(19,084,743)
Total stockholders' equity	748,917,428	712,778,000
Commitments and contingencies	-	-
Total liabilities, redeemable convertible preferred stock and stockholders' equity	2,753,519,231	2,544,103,683

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2018	2017
	US$	US$

Revenues	1,274,833,282	1,290,447,748
Cost of revenues	(1,055,220,493)	(1,053,782,105)
Gross profit	219,612,789	236,665,643

Selling expenses	(10,068,971)	(3,176,928)
General and administrative expenses	(36,985,700)	(38,495,704)
Research and development expenses	(60,576,574)	(36,838,261)
Total operating expenses	(107,631,245)	(78,510,893)

Operating income	111,981,544	158,154,750

Interest income	3,977,116	5,290,705
Interest expense	(51,031,735)	(45,370,872)
Foreign currency exchange gains (losses)	5,710,754	(6,498,908)
Losses on foreign currency option contracts	(520,981)	(1,048,599)
Losses on disposal of a subsidiary	(214,557)	-
Government grant	6,124,393	11,619,037
Total non-operating expenses, net	(35,955,010)	(36,008,637)

Income before income taxes	76,026,534	122,146,113

Income tax expense	(7,713,113)	(90,524,379)

Net income	68,313,421	31,621,734

Earnings per common stock:
Basic and diluted	1.03	0.48

Net Income	68,313,421	31,621,734

Other comprehensive income (loss)
Foreign currency translation adjustment, net of nil income taxes	(35,647,804)	46,343,088

Comprehensive income	32,665,617	77,964,822

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Series B Preferred Stock		Common Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Stockholders' Equity
		US$		US$	US$	US$	US$	US$	US$
Balance at January 1, 2017	1,000,000	100	49,511,541	4,952	(92,694)	82,606,404	617,168,735	(65,427,831)	634,259,666
Net income	-	-	-	-	-	-	31,621,734	-	31,621,734
Other comprehensive income - Foreign currency translation adjustment, net of nil income taxes	-	-	-	-	-	-	-	46,343,088	46,343,088
Stock based compensation	-	-	-	-	-	553,512	-		553,512
Vesting of unvested shares	-	-	216,190	23	-	(23)	-	-	-
Balance as of December 31, 2017	1,000,000	100	49,727,731	4,975	(92,694)	83,159,893	648,790,469	(19,084,743)	712,778,000
Net income	-	-	-	-	-		68,313,421	-	68,313,421
Other comprehensive loss - Foreign currency translation adjustment, net of nil income taxes	-	-	-	-	-	-	-	(35,647,804)	(35,647,804)
Stock based compensation	-	-	-	-	-	3,353,811	-	-	3,353,811
Exercise of stock options	-	-	500,000	50	-	119,950	-	-	120,000
Vesting of unvested shares	-	-	721,110	72	-	(72)	-	-	-
Balance as of December 31, 2018	1,000,000	100	50,948,841	5,097	(92,694)	86,633,582	717,103,890	(54,732,547)	748,917,428

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
	US$	US$
Cash flows from operating activities:
Net income	68,313,421	31,621,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,282,307	43,055,976
Stock-based compensation	3,353,811	553,512
Amortization of issuance cost of the Syndicate loan facility	1,736,535	3,750,028
Losses (gains) on foreign currency option contracts	(1,070,779)	1,048,599
Foreign currency exchange losses (gains)	(5,425,545)	6,038,799
Losses on disposals of property, plant and equipment	2,423,326	17,509
Losses on disposal of a subsidiary	214,557	-
Deferred income tax benefit	(1,917,993)	(2,407,706)
Accounts receivable	(5,147,409)	120,443,715
Amounts due from a related party	-	243,779
Inventories	(228,481,188)	(120,026,438)
Prepaid expenses and other current assets	(39,949,682)	(26,354,886)
Value added tax in long-term prepayments to equipment suppliers	(50,794,483)	(23,267,330)
Other non-current assets	49,182	10,113,931
Bills payable	391,738,736	92,130,473
Accounts payable	(148,839,736)	(108,053,082)
Amounts due to related parties	-	(12,155)
Income taxes payable	(1,701,689)	16,581,508
Accrued expenses and other current liabilities	38,528,151	20,097,830
Deferred income	(4,917,452)	(4,630,632)
Other non-current liabilities	(3,000,815)	64,895,667
Net cash provided by operating activities	61,393,255	125,840,831
Cash flows from investing activities:
Proceeds from maturity of time deposits	540,066,526	475,873,199
Purchase of time deposits	(255,518,597)	(564,710,760)
Purchase of land use rights	-	(8,279,334)
Purchases of and deposits for property, plant and equipment	(429,205,807)	(456,474,007)
Proceeds from disposal of property, plant and equipment	416,968	-
Refund of deposit from equipment suppliers	120,532,191	280,814,137
Deposits for acquisition of equity	(3,506,048)	(11,937,192)
Refund of deposits for acquisition of equity	15,299,214	-
Government grant related to the construction of Sichuan plant	10,281,222	29,382,885
Cash disposed for sales of a subsidiary	(41,631)	-
Net cash used in investing activities	(1,675,962)	(255,331,072)
Cash flows from financing activities:
Proceeds from bank borrowings	1,238,947,716	842,571,025
Repayment of bank borrowings	(1,255,214,637)	(682,921,893)
Proceeds from interest-free advances from related parties	22,145,247	-
Repayment of interest-free advances from related parties	(3,779,509)	-
Investment received in advance from a related party	75,567,512	-
Refund investment received in advance from a related party	(75,567,512)	-
Proceeds from exercise of stock options	120,000
Net cash provided by financing activities	2,218,817	159,649,132
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	(15,035,935)	18,356,927
Net increase in cash, cash equivalents and restricted cash	46,900,175	48,515,818
Cash, cash equivalents and restricted cash at beginning of year	320,091,665	271,575,847
Cash, cash equivalents and restricted cash at end of year	366,991,840	320,091,665
Supplemental disclosure of cash flow information:
Interest paid, net of US$2,416,818 and US$2,893,631 capitalized for the years ended December 31, 2018 and 2017, respectively	43,664,817	38,695,738
Income taxes paid	17,982,507	13,030,643
Non-cash investing and financing activities:
Consideration receivable for the disposal of a subsidiary	7,285,231	-
Accrual for purchase of equipment and construction included in accrued expenses and other current liabilities	6,188,847	5,144,134

The following table shows a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to that presented in the above consolidated statements of cash flows.

	December 31,
	2018	2017
	US$	US$

Cash and cash equivalents	41,301,817	190,392,211
Restricted cash	325,690,023	129,699,454
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	366,991,840	320,091,665

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

Sales concentration

The Company sells its products primarily through approved distributors in the People's Republic of China (the "PRC"). To a lesser extent, the Company also sells its products to two overseas customer in the Republic of Korea (the "ROK") and Ras Al Khaimah, UAE. The Company's sales are highly concentrated.  Sales to distributors individually exceeded 10% of the Company's revenues, for the years ended December 31, 2018 and 2017, are as follows:

(in millions, except percentage)	Years Ended December 31,
	2018		2017
	US$	%	US$	%
Distributor A, located in PRC	195.2	15.3%	186.8	14.5%
Distributor B, located in PRC	152.4	12.0%	136.5	10.6%
Distributor C, located in PRC	139.8	11.0%	106.5	8.3%
Total	487.4	38.3%	429.8	33.4%

The Company expects revenues from these distributors to continue to represent a substantial portion of its revenue in the future. Any factor adversely affecting the automobile industry in the PRC or the business operations of these customers will have a material effect on the Company's business, financial position and results of operations.

Purchase concentration of raw materials

The principal raw materials used for the Company's production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon. The Company purchases substantially all of its raw materials through a limited number of distributors.  Raw material purchases from these distributors, which individually exceeded 10% of the Company's total raw material purchases, accounted for approximately 21.3% (two distributors) and 35.9% (three distributors) of the Company's total raw material purchases for the years ended December 31, 2018 and 2017, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company's business, financial position and results of operations.

Cash concentration

Cash and cash equivalents, restricted cash and time deposits mentioned below maintained at banks consist of the following:

	December 31,
	2018	2017
	US$	US$
RMB denominated bank deposits with:
Financial Institutions in the PRC	366,773,172	605,125,974
Financial Institutions in Hong Kong Special Administrative Region ("Hong Kong SAR")	8,134	8,280
U.S. dollar denominated bank deposits with:
Financial Institution in the U.S.	40,390	121,756
Financial Institutions in the PRC	17,050	17,772
Financial Institution in Hong Kong SAR	131,892	1,895,508
Financial Institution in Macau Special Administrative Region ("Macau SAR")	6,144	55,206
Financial Institution in Dubai, UAE	14,464	879,012
HK dollar denominated bank deposits with:
Financial institution in Hong Kong SAR	156	131
Dirham denominated bank deposits with:
Financial institution in Dubai, UAE	438	11,043

The bank deposits with financial institutions in the PRC are insured by the government authority for up to RMB500,000. The bank deposits with financial institutions in the Hong Kong SAR are insured by the government authority for up to HK$500,000. The bank deposits with financial institutions in the Macau SAR are insured by the government authority for up to MOP$500,000. The bank deposits with financial institutions in the Dubai, UAE are not insured by the government authority. Total bank deposits amounted to $1,442,481 and $1,505,747 are insured as of December 31, 2018 and 2017, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts. To limit exposure to credit risk, the Company primarily places bank deposits with large financial institutions in the PRC, Hong Kong SAR, Macau SAR and Dubai, UAE with acceptable credit rating.

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

Time deposits represent certificates of deposit with initial terms of six or twelve months when purchased.  As of December 31, 2018 and 2017, the Company's time deposits bear a weighted average interest rate of nil and 1.3% per annum, respectively.

Cash deposits in bank that are restricted as to withdrawal or usage for up to 12 months are reported as restricted cash in the consolidated balance sheets.

Short-term bank deposits that are pledged as collateral for bills payable relating to purchases of raw materials are reported as restricted cash and amounted to US$202,568,664 and US$65,766,735 as of December 31, 2018 and 2017, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company.

Short-term bank deposits that are related to government grant are reported as restricted cash and amounted to US$1,469,935 and US$1,537,935 as of December 31, 2018 and 2017, respectively. On February 11, 2017, the Company entered into a fund support agreement with the People's Government of Shunqing District, Nanchong City, Sichuan Province, pursuant to which the Company was granted RMB10 million (equivalent to US$1.5 million) to support the construction of the Sichuan plant. Such amount has been received in full in the Company's bank account with reimbursement be subject to the Government's pre-approval and will be released by the Government when the construction progress of the plant is 60%. Such balance is reported as restricted cash.

Short-term bank deposits that are pledged as collateral for foreign currency option contract are reported as restricted cash and amounted to nil and US$2,509,871 as of December 31, 2018 and 2017, respectively.

Short-term bank deposits that are pledged as collateral for issuance of letter of guarantee are reported as restricted cash amounted to US$70,885,301 and US$59,884,913 as of December 31, 2018 and 2017, respectively.

Short-term bank deposits that are pledged as repayment to settle US$45.0 million of syndicated loans obtained from Standard Chartered Bank are reported as restricted cash and amounted to US$50,766,123 and nil as of December 31, 2018 and 2017, respectively.

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

Amortization expense of land use rights was US$638,773 and US$522,153 for the years ended December 31, 2018 and 2017, respectively, and is included in general and administrative expenses.

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

(k) Revenue Recognition

Effective January 1, 2018, the Company adopted the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company applies the following steps to recognize revenues: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation.

Products sales

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

Direct customers – represents sales sold directly to customers in automotive applications and electrical appliances industry. Geographically, this category mainly includes sales to Ras Al Khaimah, UAE and Republic of Korea (“ROK”) and to a lesser extent, in PRC.

Others – mainly represents agent fee of raw material trading.

The following tables provide sales by major customer group for years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
	US$	US$
Distributors	1,241,373,690	1,125,772,567
Direct customers	32,679,238	163,626,112
Others	780,354	1,049,069
Total	1,274,833,282	1,290,447,748

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

(r)  Employee Benefit Plans

Pursuant to relevant PRC regulations, the Company is required to make contributions to various defined contribution plans organized by municipal and provincial PRC governments. The contributions are made for each PRC employee at rate of approximately 40% on a standard salary base as determined by local social security bureau. Contributions to the defined contribution plans are charged to the consolidated statements of comprehensive income when the related service is provided.  For the years ended December 31, 2018 and 2017, the costs of the Company's contributions to the defined contribution plans amounted to US$6,451,997 and US$6,223,903, respectively.

For the years ended December 31, 2018 and 2017, 51% and 64% of costs of employee benefits were recorded in general and administration expenses, respectively, with the remaining portion of costs of employee benefits in selling expenses, research and development expenses and cost of revenues each year.

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

- The fair value of restricted cash and time deposits as of December 31, 2018 and 2017 are categorized as Level 2 measurement.

- The fair value of foreign currency contracts as of December 31, 2017 is categorized as Level 3 measurement.

The Company did not have any financial assets and liabilities or nonfinancial assets and liabilities that are measured and recognized at fair value on a recurring or nonrecurring basis as of December 31, 2018 and 2017.  Management used the following methods and assumptions to estimate the fair values of financial instruments at the balance sheet dates:

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

(x) Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter of 2017. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. The new revenue standard may be applied retrospectively to each prior period presented ("full retrospective method) or retrospectively with the cumulative effect recognized as of the date of adoption ("modified retrospective method"). The Company applied the modified retrospective method to those contracts that are not completed contracts on January 1, 2018 upon adoption of ASU 2014-09 Results for reporting periods beginning after January 1, 2018 are presented under the new revenue recognition, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605. The adoption of new revenue standard did not impact retained earnings as of January 1, 2018, and there would be no nuances of total revenue for the year of 2018 either the Company adopted ASC 605 or ASC 606. There is no material impact on its consolidated financial statements and related disclosures as a result of the new adoption of the guidance.

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 is effective for public companies for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company will adopt this ASU on January 1, 2019 with an immaterial cumulative adjustment to retained earnings rather than retrospectively adjusting prior periods. This adoption approach will result in a balance sheet presentation that will not be comparable to the prior period in the first year of adoption.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addressed and provided guidance for each of eight specific cash flow issues with the objective of reducing the existing diversity in practice. This standard is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has early adopted ASU 2016-15 on its consolidated financial statements and there was no impact as a result of the adoption.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This standard required that companies recognize the income tax consequences of an intra-entity transfer of an asset (other than inventory) when the transfer occurs. Current guidance prohibits companies from recognizing current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This standard is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has early adopted ASU 2016-16 on its consolidated financial statements and there was no impact as a result of the adoption.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that entities show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The Company has retrospectively adopted ASU 2016-18 on January 1, 2018, and there was no material impact on its consolidated financial statements as a result of the adoption.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. ASU 2018-02 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted. The Company will adopt the standard on January 1, 2019, and do not expect the adoption of this guidance will have a material impact on its financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The new guidance largely aligns the accounting for share-based awards issued to employees and nonemployees. Existing guidance for employee awards will apply to non-employee share-based transactions with limited exceptions. The new guidance also clarifies that any share- based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers. ASU 2018-07 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted. The Company will adopt the standard on January 1, 2019, and do not expect the adoption of this guidance will have a material impact on its financial statements.

Note 3 – Accounts receivable

Accounts receivable consists of the following:

	December 31,
	2018	2017
	US$	US$
Accounts receivable	294,726,804	298,909,440
Allowance for doubtful accounts	(38,516)	(40,456)
Accounts receivable, net	294,688,288	298,868,984

As of December 31, 2018 and 2017, the accounts receivable balances also include notes receivable in the amount of US$27,392 and US$1,181,029, respectively. As of December 31, 2018 and 2017, US$94,581,170 and US$99,526,978, respectively of accounts receivable are pledged for the short-term bank loans.

The following table provides an analysis of the aging of accounts receivable as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	US$	US$
Aging:
– current	218,458,862	259,870,056
– 1-3 months past due	31,386,341	8,299,000
– 4-6 months past due	109,412	30,699,928
– 7-12 months past due	42,532,170	-
– greater than one year past due	2,240,019	40,456
Total accounts receivable	294,726,804	298,909,440

The movements of the allowance for doubtful accounts are as follows:

	December 31,
	2018	2017
	US$	US$
Balance at the beginning of the year	(40,456)	(38,107)
Effect of foreign currency exchange rate changes	1,940	(2,349)
Balance at the end of the year	(38,516)	(40,456)

Note 4 – Inventories

Inventories consist of the following:

	December 31,
	2018	2017
	US$	US$
Raw materials and work in progress	612,701,274	405,750,206
Finished goods	7,331,921	15,986,476
Total inventories	620,033,195	421,736,682

There were no write down of inventories during the years ended December 31, 2018 and 2017.

Note 5 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2018	2017
	US$	US$
Receivables from Hailezi (i)	-	68,430,244
Value added taxes receivables (ii)	4,700,702	6,840,774
Advances to suppliers (iii)	104,469,023	62,376,588
Interest receivable (iv)	826,729	2,235,902
Consideration for sales of Shanghai Sales (v)	7,285,231	-
Others (vi)	14,936,843	4,442,643
Total prepaid expenses and other current assets	132,218,528	144,326,151

(i) In March 2017, Sichuan Xinda Enterprise Group Co., Ltd ("Sichuan Xinda") signed a series of contracts with Harbin Hailezi Science and Technology Co., Ltd. (“Hailezi”) to purchase production equipment, and prepaid RMB1,728.9 million (equivalent to US$251.9 million ) to Hailezi, which was recognized in investing activities in the statements of cash flows. In June 2017, the two parties agreed to partially terminate the contracts and Hailezi agreed to refund the prepayment amounting to RMB1,704.9 million (equivalent to US$248.4 million) by the end of March 2018. As of March 31, 2018, Hailezi has refunded the above-mentioned prepayment to Sichuan Xinda. For details, please refer to Note 7.

(ii) Value added taxes receivables mainly represent the input taxes on purchasing equipment by Heilongjiang Xinda Enterprise Group Company Limited (“HLJ Xinda Group”) and Sichuan Xinda, which are to be net off with output taxes. Value added taxes receivables were recognized in operating activities in consolidated statements of cash flows.

(iii) Advances to suppliers are the advances to purchase raw materials as of December 31, 2018.

(iv) Interest receivable mainly represents interest income accrued from time deposits and restricted cash.

(v) On December 18, 2018, HLJ Xinda Group entered into an agreement with Mr. Xiaohui Gao, General Manager of Heilongjiang Xinda Enterprise Group Shanghai New Materials Sales Company Limited (“Shanghai Sales”), to transfer the wholly owned equity from HLJ Xinda Group to Mr. Gao for a total consideration of RMB50.0 million (equivalent to US$7.3 million). Pursuant to the contract, the Company completed the legal transfer on December 19, 2018 and will receive the full consideration of $7.3 million subsequent on April 11, 2019.

(vi) Others mainly include prepaid miscellaneous service fee, staff advance and prepaid rental fee.

Note 6 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	December 31,
	2018	2017
	US$	US$
Machinery, equipment and furniture	580,735,482	413,551,963
Motor vehicles	2,658,487	2,838,540
Workshops and buildings	157,976,839	146,595,501
Construction in progress	217,194,285	439,116,574
Total property, plant and equipment	958,565,093	1,002,102,578
Less: accumulated depreciation	(182,623,813)	(166,540,839)
Property, plant and equipment, net	775,941,280	835,561,739

The Company capitalized US$2,416,818 and US$2,893,631 of interest costs as a component of the cost of construction in progress for the years ended December 31, 2018 and 2017 respectively.

Depreciation expense on property, plant and equipment was allocated to the following expense items:

	Years Ended December 31,
	2018	2017
	US$	US$

Cost of revenues	38,999,223	35,758,544
General and administrative expenses	2,692,329	2,723,839
Research and development expenses	3,946,556	4,047,893
Selling expenses	5,426	3,546
Total depreciation expense	45,643,534	42,533,822

Note 7 – Prepayments to equipment and construction suppliers

	December 31,
	2018	2017
	US$	US$

Hailezi (i)	502,087,116	157,358,774
Shanghai Green River (iii)	15,778,057	16,572,489
Beijin Construction (iv)	6,867,269	10,001,333
Sichuan Construction (v)	5,539,471	6,177,647
Others	364,406	517,271
Total prepayments to equipment and construction suppliers	530,636,319	190,627,514

(i) On September 26, 2016 and February 28, 2017, HLJ Xinda Group entered into equipment purchase contracts with Hailezi for a total consideration of RMB782.2 million (equivalent to US$114.0 million) to purchase storage facility and other equipment, which will be used for upgrading the storage system of warehouse located in Harbin, China. Pursuant to the contract with Hailezi, HLJ Xinda Group prepaid RMB621.6 million (equivalent to US$90.6 million) during the first quarter of 2017.  Due to a redesign of outdoor storage facility in June 2017, HLJ Xinda Group entered into a supplementary agreement with Hailezi, which decreased the original contract amount to RMB283.7 million (equivalent to US$41.3 million). Hailezi refunded RMB369.1 million (equivalent to US$53.8 million) to HLJ Xinda Group on June 22, 2017. As of December 31, 2018, HLJ Xinda Group has prepaid RMB252.5 million (equivalent to US$36.8 million).

On July 21, 2017, HLJ Xinda Group entered into three investment agreements with the Management Committee of Harbin Economic- Technological Development Zone with respect to the industrial project for 300,000 metric tons of biological composite materials, the industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics and the industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory (the "HLJ Project"). In order to fulfill the agreements, HLJ Xinda Group entered into an equipment purchase contract with Hailezi to purchase production equipment in November 2017, which will be used for 100,000 metric tons of engineering plastics located in Harbin, for a consideration of RMB939.7 million (equivalent to US$136.9million). Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB920.9 million (equivalent to US$134.2 million) as of December 31, 2018.

In connection with the HLJ project, on June 25, 2018, HLJ Xinda Group entered into another equipment purchase contract with Hailezi to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a consideration of RMB749.8 million (equivalent to US$109.2 million). Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB300.7 million (equivalent to US$43.8 million) as of December 31, 2018.

In connection with the HLJ Project, on July 12, 2018, HLJ Xinda Group entered into an equipment purchase contract with Hailezi to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a consideration of RMB1,157.0 million (equivalent to US$168.6 million). Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB240.8 million (equivalent to US$35.1 million) as of December 31, 2018.

On March 17, 2017, Sichuan Xinda entered into a definitive agreement with the People's Government of Shunqing District, Nanchong City of Sichuan Province for the production of 300,000 metric tons of bio-composite materials and additive manufacturing and 20,000 metric tons of functional masterbatch, a high-end color additive process in plastics manufacturing (the "Nanchong Project"). The Nanchong Project will be located in a land area of 250 mu (equivalent to 41.2 acres), with 215 mu designated for bio-composite materials and additive manufacturing production and 35 mu to be designated for functional masterbatch production. The projected total capital expenditures for the project is approximately RMB2.5 billion (equivalent to US$364.3 million).

In connection with the Nanchong Project, Sichuan Xinda entered into equipment purchase contracts with Hailezi to purchase production equipment and testing equipment. Pursuant to the contracts with Hailezi, Sichuan Xinda prepaid RMB1,728.9 million (equivalent to  US$251.9 million) in the first quarter of year 2017. In 2017, in order to ensure the traceability of the product and management of supply chain, Sichuan Xinda expected to launch an integrated ERP system, which resulted in the equipment to be purchased under the original contracts with Hailezi not meeting the production requirements. Hailezi agreed to refund the prepayment in the amount of RMB1,704.9 million (equivalent to US$248.4 million) by the end of March 2018, the remaining uncancelled amount is RMB24.0 (equivalent to US$3.5 million). As of December 31, 2017, Sichuan Xinda signed a supplementary agreement with Hailezi, pursuant to the agreement, Sichuan Xinda agreed to pay RMB12.4 million (equivalent to US$1.9 million) to Hailezi for the compensation of Hailezi due to the termination of the purchase contracts. As of December 31, 2018, Hailezi has refunded the above-mentioned prepayment.  The Company received the testing equipment in the amount of RMB3.2 million (equivalent to US$0.5 million) in November 2018, the remaining balance of the uncancelled prepayment as of December 31, 2018 is RMB20.8 million (equivalent to US$3.0 million).

In connection with  the Nanchong Project, on June 21, 2018, Sichuan Xinda entered into another equipment purchase contract with Hailezi to purchase production equipment and testing equipment for a consideration of RMB1,900 million (equivalent to US$276.9 million). Pursuant to the contracts with Hailezi, Sichuan Xinda has prepaid RMB1,710 million (equivalent to US$249.2 million) as of December 31, 2018.

The table below summarized the balance of prepayments to Hailezi for each of the projects as of December 31, 2018 and 2017, and the movements of the prepayments:

(in millions US$)
Year	Projects	Balance as of December 31, 2017	Prepaid / (Utilized) in 2018	Effect of foreign currency exchange rate changes	Balance as of December 31, 2018
2017	Storage system	38.6	-	(1.8)	36.8
2017	HLJ project	115.1	24.7	(5.6)	134.2
2018	HLJ project	-	43.8	-	43.8
2018	HLJ project	-	35.1	-	35.1
2017	Nanchong project	3.7	(0.5)	(0.2)	3.0
2018	Nanchong project	-	249.2	-	249.2
Total		157.4	352.3	(7.6)	502.1

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

(iii) In December 2017, HLJ Xinda Group entered into a building purchase contract with Shanghai Caohejing Kangqiao Science & Green River Construction & Development Co., Ltd. ("Green River") for a total consideration of RMB216.6 million (equivalent to US$31.6 million), with a total area of 13,972.64 square meters with a prepaid RMB108.3 million (equivalent to US$15.8 million). In March 2019, HLJ Xinda Group entered into an agreement with Shanghai Sales, to transfer the proprietorship of the prepaid RMB108.3 million (equivalent to US$15.8 million) to Shanghai Sales. Pursuant to the agreement, Shanghai Sales will pay the RMB108.3 million (equivalent to US$15.8 million) to HLJ Xinda Group by the end of the second quarter of 2019.

(iv) Since November 15, 2016, Sichuan Xinda entered into decoration contracts with Sichuan Beijin Construction Engineering Company Limited ("Beijin Construction") to perform indoor and outdoor decoration work for a consideration of RMB237.6 million (equivalent to US$34.6 million). On February 20, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform outdoor decoration work for a consideration of RMB2.9 million (equivalent to US$0.4 million). On September 10, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform ground decoration work for a consideration of RMB23.8 million (equivalent to US$3.5 million). Pursuant to the contracts with Beijin Construction, Sichuan Xinda has prepaid RMB119.8 million (equivalent to US$17.6 million) as of December 31, 2018, of which RMB74.0 million (equivalent to US$10.7 million) was transferred to construction in progress. The prepayment was recognized in investing activities in the statements of cash flows.

(v) As of December 31, 2018, Sichuan Construction primarily consisted of prepayments made to Peaceful Treasure Limited ("Peaceful"). On October 20, 2016, Sichuan Xinda entered into an equipment purchase contract with Peaceful for a total consideration of RMB89.8 million (equivalent to US$13.1 million) to purchase certain production and testing equipment. The Company prepaid RMB33.9 million (equivalent to US$4.9 million) as of December 31, 2018.

Note 8 – Other non-current assets

On November 21, 2017, HLJ Xinda Group signed a purchase contract with Xinda High-Tech Co.,Ltd. ("Xinda High-Tech") on 100% equity transfer of Xinda High-Tech for a total consideration of RMB105.0 million (equivalent to US$16.1 million). Pursuant to the contract, HLJ Xinda Group prepaid deposits of RMB78.0 million (equivalent to US$11.9 million) during year 2017 and prepaid deposits of RMB23.2 million (equivalent to US$3.7 million) during the first half of year 2018, with the remaining RMB3.8 million (equivalent to US$0.5 million) to be paid within thirty days after the completion of the legal transfer. In September, 2018, the management found the related tax burden of this transaction amounting to RMB12.5 million (equivalent to US$1.8 million) was relatively high and they would like to find other way to acquire the office building of Xinda High-Tech, therefore, this transaction was suspended and Xinda High-Tech refunded all the prepayment amounting to RMB101.2 million (equivalent to US$15.6 million) to HLJ Xinda Group in the third quarter of 2018.

Note 9 – Losses on foreign currency option contracts

On February 24, 2017, the Company entered into two foreign currency option contracts with Bank of China ("BOC"), Harbin Branch, pursuant to which the Company and BOC both have options to excise the foreign currency contracts depending on the future currency fluctuation, and the nominal values are US$5.0 million and US$10.0 million, respectively, with the defined exchange rates for settlement on March 15, 2018. The Company recognized losses on the above foreign currency option contracts amounting to US$0.5 million in the twelve-month period ended December 31, 2018.

Note 10 – Borrowings

The Company has credit facilities with several banks under which they draw short-term and long-term bank loans as described below.

(a)  Current

	December 31,
	2018	2017
	US$	US$
Unsecured loans	418,198,508	363,319,152
Loans secured by accounts receivable	65,567,082	68,868,415
Loans secured by restricted cash	69,500,000	41,500,000
Loans secured by land use right	-	30,608,184
Current portion of long-term bank loans (note b)	176,401,330	271,101,178

Total short-term loans, including current portion of long-term bank loans	729,666,920	775,396,929

As of December 31, 2018 and 2017, the Company's short-term bank loans (including the current portion of long-term bank loans) bear a weighted average interest rate of 4.7% and 4.1% per annum, respectively. All short-term bank loans mature at various times within one year and contain no renewal terms.

During year 2017, the Company obtained fifty-six loans in a total amount of RMB1,351.0 million (equivalent to US$206.8 million) secured by accounts receivables of RMB1,762.3 million (equivalent to US$269.7 million) at an annual interest rate of 4.350%. The Company repaid thirty-seven loans in total RMB901.0 million (equivalent to US$137.9 million) in year 2017, and retrieved accounts receivables of RMB1,112.0 million (equivalent to US$170.2 million). The Company repaid the above loans in year 2018. During year 2018, the Company obtained thirty-four loans in a total amount of RMB1,350.0 million (equivalent to US$196.7 million) secured by accounts receivables of RMB1,948.9 million (equivalent to US$284.0 million) at an annual interest rate of 4.350%. The Company repaid twenty-one loans in total RMB900.0 million (equivalent to US$131.1 million), and retrieved accounts receivables of RMB1,299.8 million (equivalent to US$189.4 million).

In February 2017, the Company obtained a one-year secured loan of US$17.0 million from Bank of China (Abu Dhabi Branch) at an annual interest rate of 2.3%. The loan was secured by restricted cash of RMB136.0 million (equivalent to US$21.6 million) in Bank of China in Harbin, China. The Company repaid the loan in February 2018.

In July 2017, the Company obtained a one-year secured loan of US$14.0 million from Bank of China (Paris Branch) at an annual interest rate of 2.5%. The loan was secured by restricted cash of RMB107.0 million (equivalent to US$15.6 million) in Bank of China in Harbin, China. In accordance with the renewal agreement on July 19, 2018, the repayment term of the loan was extended and the loan will be due on July 20, 2019.

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

In November 2017, the Company obtained a three-month secured short-term loan of RMB200.0 million (equivalent to US$30.6million) from Nanchong Shuntou Development Group Co., Ltd. at an annual interest rate of 4.35%. The loan was secured by one of the land use rights of RMB43.5 million (equivalent to US$6.9 million). The Company repaid the loan in January 2018.

In May 2018, the Company obtained a three-month secured short-term loan of US$45.0 million from Standard Chartered Bank with the interest rate at 1.5% per annum over LIBOR payable on the last day of its interest period. The loan was secured by restricted cash of RMB300.0 million (equivalent to US$43.7 million) in Standard Chartered Bank in Harbin, China.  The Company did not repay the loan on time which is due on August 17, 2018 due to the stricter foreign exchange control in the PRC. Management had obtained the agreement from Standard Chartered Bank to extend the term till April 15, 2019.

(b) Non-current

	December 31,
	2018	2017
	US$	US$
Secured loans	2,177,985	30,400,000
Unsecured loans	196,031,589	199,146,032
Syndicate loan facility	90,000,000	155,763,465
Less: current portion	(176,401,330)	(271,101,178)
Total long-term bank loans, excluding current portion	111,808,244	114,208,319

In October and November 2015, the Company obtained three long term unsecured loans of RMB260.0 million (equivalent to US$37.9 million) from Bank of China at an annual interest rate of 4.75%. In January 2016, the Company obtained a long term unsecured loan of RMB80.0 million (equivalent to US$11.6 million) from Bank of China at an annual interest rate of 4.75%. On December 9, 2016, the Company obtained a long term unsecured loan of RMB30.0 million (equivalent to US$4.4 million) from Bank of China at an annual interest rate of 4.75%. On March 23, 2017, the Company obtained a long term unsecured loan of RMB25.0 million (equivalent to US$3.6 million) from Bank of China at an annual interest rate of 4.75%. The Company repaid RMB10.0 million (equivalent to US$1.5 million) on April 28, 2017, RMB40.0 million (equivalent to US$5.7 million) on October 28, 2017 and RMB25.0 million (equivalent to US$3.6 million) on April 28, 2018. RMB100.0 million (equivalent to US$14.6 million) on October 28, 2018. RMB25.0 million (equivalent to US$3.6 million), RMB100.0 million (equivalent to US$14.6 million), RMB20.0 million (equivalent to US$2.9 million), and RMB75.0 million (equivalent to US$11.0 million) will be repaid on April 28, 2019, October 28, 2019, April 28, 2020 and October 28, 2020, respectively.

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

On August 22, 2016, Xinda Holding (HK) Company Limited ("Xinda Holding (HK)") a wholly owned subsidiary of the Company, entered into a facility agreement for a loan facility in an aggregate amount of US$180.0 million with a consortium of banks and financial institutions led by Standard Chartered Bank (Hong Kong) Limited. The Company paid arrangement fees and legal fees in the amount of US$6.77 million for the related loan, which were all amortized as of December 31, 2018. Debt issuance costs are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the loan and amortized to interest expense using the effective interest rate of 6.205% as of December 31, 2018. The Company repaid US$22.5 million, US$22.5 million and US$45.0 million on November 22, 2017, February 22, 2018 and May 22, 2018, respectively. US$90.0 million of the principal amount should be repaid on August 22, 2018. The loans were not repaid on time due to the stricter foreign exchange control in the PRC. As of December 31, 2018, the Company totally pledged RMB348.4 million (equivalent to US$50.8 million) restricted cash to secure the repaymemnt of the above loan. In accordance with the renewal agreement in March 2019, the repayment term of the above loan was extended and the loan will be due on April 15, 2019.

During 2017, the Company obtained four long-term unsecured loans of RMB430.0 million (equivalent to US$62.7 million) from Nanchong Shuntou Development Group Co., Ltd. at an annual interest rate of 4.35%. In accordance with the renewal agreements on April 02, 2019, the repayment terms of the four loans were extended and the loans will be due on September 30, 2019.

On December 1, 2017, the Company obtained a seven-year unsecured loan of RMB526.3 million (equivalent to US$76.7 million) from Longjiang Bank, Harbin Branch at an annual interest rate of 4.9%. The Company borrowed another long-term loan in amount of RMB169.1 million (equivalent to US$24.6 million) in January 2018 at an annual interest rate of 4.9%.  RMB15.0 million (equivalent to US$2.2 million), RMB20 million (equivalent to US$2.9 million), RMB35 million (equivalent to US$5.1 million), RMB35.0 million (equivalent to US$5.1 million), RMB70.0 million (equivalent to US$10.2 million), RMB70.0 million (equivalent to US$10.2 million) and RMB450.4 million (equivalent to US$65.6 million) will be repaid on June 30, 2019, December 30, 2019, June 30, 2020, December 30, 2020, June 30, 2021, December 30, 2021, and after 2021, respectively.

On December 26, 2018, the Company obtained a five-year secured loan of AED8.0 million (equivalent to US$2.2 million) from National Bank of Umm Al Qaiwain at an interest rate of three-month EBOR (2.84% as of December 31,2018) plus 3.75%. The long-term loan was secured by an undated cheque of AED8.8 million (US$2.4 million) favouring the bank provided by Dubai Xinda. The cheque would not be cashed by the bank unless Dubai Xinda defaults. Principal will be repaid in ten half-yearly installments of AED0.8 million (equivalent to US$0.22 million) each.

Maturities on long-term bank loans (including current portion) are as follows:

December 31, 2018
US$
2019	176,401,330
2020	24,476,863
2021	20,834,247
2022	26,662,432
After 2022	39,834,702
Total	288,209,574

Note 11 – Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2018	2017
	US$	US$
Payables for purchase of property, plant and equipment	53,059,897	98,791,115
Accrued freight expenses	25,908,990	10,491,635
Accrued interest expenses	8,873,532	3,997,036
Contract liabilities (i)	16,105,245	8,843,649
Non income tax payables	6,425,236	4,002,092
Others (ii)	16,553,998	12,479,982
Total accrued expenses and other current liabilities	126,926,898	138,605,509

(i) Contract liabilities mainly represent the advance received from six customers in the PRC for the raw material purchases during the twelve-month ended December 31, 2018. The change in contract liabilities primarily represents the cash received, less amounts recognized as revenues during the year.

(ii) Others mainly represent accrued payroll and employee benefits, accrued audit and consulting fees, electricity fee and other accrued miscellaneous operating expenses.

Note 12 – Related party transactions

The related party transactions are summarized as follows:

	Years Ended December 31,
	2018	2017
	US$	US$
Transactions with related parties:
Investment received in advance from Changmu (i)	75,567,512	-
Refund of investment received in advance to Changmu (i)	(75,567,512)	-
Proceeds of interest-free advances from Changmu	3,779,509	-
Repayment of interest-free advances to Changmu	(3,779,509)	-
Proceeds of interest-free advances from three senior management employees of Sichuan Xinda (ii)	4,371,139	-
Proceeds of interest-free advances from Mr. Jie Han (iii)	9,907,915	-
Proceeds of interest-free advances from Mr. Jie Han’s wife (iii)	3,180,965	-
Proceeds of interest-free advances from Mr. Jie Han’s son (iii)	728,523	-
Proceeds of interest-free advances from a senior management employee of HLJ Xinda Group (iii)	177,196	-
Consideration for sales of Shanghai Sales (iv)	7,285,231	-

(i) On July 14, 2018, Xinda Holding (HK) entered into a subscription intent agreement with Changmu Investment (Beijing) Company Limited (“Changmu”), a company wholly controlled by Mr. Tiexin Han, the son of Mr. Jie Han, the Chief Executive Officer and Chairman of the Company. Pursuant to the terms of the agreement, HLJ Xinda Group received RMB500.0 million (equivalent to US$75.6 million) from Changmu on June 29, 2018 as deposits in order to subscribe newly authorized registered capital of HLJ Xinda Group subject to further negotiations.  Due to the inability to reach agreement on the terms, both parties agreed not to proceed with any definitive agreement. Therefore, HLJ Xinda Group refunded the investment received in advance from Changmu in September 2018.

(ii) In August 2018, the Company also received RMB10.0 million (equivalent to US$1.5 million) each from three senior management employees (Messers Junjie Ma, Yuchong Jia, Guangjun Jiao) of Sichuan Xinda as interest-free advances to Sichuan Xinda.

(iii) During the year ended December 31, 2018, the Company also received RMB68.0 million (equivalent to US$9.9 million) from Mr. Jie Han, the Chairman of the Company, RMB21.8 million (equivalent to US$3.2 million) from Ms. Limei Sun, the wife of Mr. Jie Han,  RMB5.0 million (equivalent to US$0.7 million) from Mr. Tiexin Han,  and RMB1.2 million (equivalent to US$0.2 million) from a senior management employee (Mr. Rujun Dai)  of HLJ Xinda Group as interest-free advances to HLJ Xinda Group.

(iv) On December 18, 2018, the Company entered into an agreement with Mr. Xiaohui Gao, General Manager of Heilongjiang Xinda Enterprise Group Shanghai New Materials Sales Company Limited (“Shanghai Sales”), to transfer the wholly owned equity from HLJ Xinda Group to Mr. Gao for a consideration of RMB50.0 million (equivalent to US$7.3 million).    On December 19, 2018 the legal transer was completed and the Company received the full consideration of US$7.3 million subsequent on April 11, 2019.

On December 25, 2018, HLJ Xinda Group, Sichuan Xinda and Mr. Jie Han pledged for Shanghai Sales obtaining a one-year loan of RMB500.0 million (equivalent to US$74.8) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.09% from December 25, 2018 to December 24, 2019. Shanghai Sales is in the process of arranging a third party to take over the guarantee.

The related party balances are summarized as follows:

	December 31,
	2018	2017
	US$	US$
Amounts due to related parties:
Mr. Jie Han	9,907,915	-
Mr. Jie Han’s wife	3,180,965	-
Mr. Jie Han’s son	728,523	-
Senior management employees in HLJ Xinda Group and Sichuan Xinda	4,548,335	-
Total amounts due to related parties	18,365,738	-

Note 13 – Income Taxes

China XD is subject to a tax rate of 34% before 2018 and 21% per the new tax rules beginning 2018, and files a U.S. federal income tax return.

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

The Company recorded a charge of approximately $71.0 million as a provisional amount for the repatriation tax on deemed repatriation to the United States of accumulated earnings in the Company’s consolidated statement of comprehensive income for the year ended December 31, 2017. As of December 31, 2018, the Company finalized the calculations and tax positions used in the analysis of the impact of the Tax Act in consideration of proposed regulations and other guidance issued during 2018, and no adjustment was made to the provisional amount.

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

China XD earnings from its subsidiaries in PRC and Dubai are subject to the U.S. federal income tax at 21%, less any applicable foreign tax credits. Due to its plan to indefinitely reinvest its earnings in the PRC, the Company has not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of US$732,515,443 and US$673,784,710 as of December 31, 2018 and 2017, respectively. In addition, due to its plan to indefinitely reinvest its earnings in Dubai, the Company has not provided for deferred income tax liabilities related to Dubai on undistributed earnings of US$201,787,664 and US$206,128,306 as of December 31, 2018 and 2017, respectively. The undistributed earnings as of December 31, 2017 were subject to the one-time repatriation tax under the Tax Act as a deemed repatriation of accumulated undistributed earnings from the foreign subsidiaries. However, the Company continues to plan to indefinitely reinvest its earnings in PRC and Dubai subsequent to the Tax Act. It is not practicable to estimate the amounts of unrecognized deferred income tax liabilities thereof.

The components of income (loss) before income taxes are as follows:

	Years Ended December 31,
	2018	2017
	US$	US$
US	(4,499,127)	(2,490,668)
BVI	2,578	(394)
Hong Kong SAR	(10,611,927)	(12,544,625)
Dubai	(4,340,642)	33,354,059
PRC, excluding Hong Kong SAR	95,475,652	103,827,741
Total income before income taxes	76,026,534	122,146,113

The Company's income tax expense (benefit) recognized in the consolidated statements of comprehensive income consists of the following:

	Years Ended December 31,
	2018	2017
	US$	US$
Current income tax expense-PRC	8,638,230	21,966,937
Current income tax expense-US	992,876	70,965,148
Deferred income tax benefit-PRC	(1,917,993)	(2,407,706)
Total income tax expense	7,713,113	90,524,379

The effective income tax rate based on income tax expense and income before income taxes reported in the consolidated statements of comprehensive income differs from the PRC statutory income tax rate of 25% due to the following:

	Years Ended December 31,
	2018	2017
	US$	US$

PRC statutory income tax rate	25%	25%
Increase (decrease) in effective income tax rate resulting from:
Tax rate differential on HK entities not subject to PRC income tax	1.1%	0.9%
Tax rate differential on BVI entities not subject to PRC income tax	0.0%	0.1%
Tax rate differential on US entities not subject to PRC income tax	(0.2)%	0.0%
Tax rate differential on UAE entities not subject to PRC income tax	1.4%	(6.9)%
Non-deductible expenses	1.2%	0.2%
Preferential tax rate	(6.6)%	(4.5)%
Change in valuation allowance	4.0%	3.1%
R&D additional deduction	(15.0)%	(3.9)%
Reversal of unrealized tax benefits	(3.8)%	0.0%
Repatriation tax	0.0%	58.1%
Others	3.0%	2.0%
Effective income tax rate	10.1%	74.1%

The principal components of the Company's deferred income tax assets and deferred income tax liabilities are as follows:

	December 31,
	2018	2017
	US$	US$

Deferred income tax assets:
Tax loss carry forwards	10,559,911	7,818,069
Foreign currency contracts	-	270,964
Less: valuation allowance	(10,559,911)	(7,818,069)
Deferred income tax assets, net (included in other non-current assets)	-	270,964

Deferred income tax liabilities (included in other non-current liabilities):
Property, plant and equipment	6,716,921	9,267,501

The Research Institute was established with a registered capital of approximately US$0.4 million in 2007.  The Research Institute provided research and development services to the Company's ultimate end customers.  In December 2010, for tax purposes and because the Research Institute could not meet the Company's development needs, the Company dissolved the Research Institute and formed a new legal entity, Heilongjiang Xinda Enterprise Group Macromolecule Materials R&D Center Company Limited ("Xinda Group Material Research"). Based on applicable regulations promulgated by the local Civil Affairs Bureau, only the local government has the authority for the distribution of the assets of the Research Institute upon liquidation.  Therefore, the Company dissolved the Research Institute by distributing the net assets of the Research Institute in the amount of US$84.0 million to the local government. The difference between the net assets in the amount of US$84.0 million and the amount of the initial registered capital of US$0.4 million represents undistributed accumulated profit generated by the Research Institute from its inception date to its liquidation date.  Simultaneously, the local government granted the net assets back to the Research Center, the newly established subsidiary of Harbin Xinda in December 2010. The Research Center was established with a registered capital of approximately US$0.5 million funded by cash.  A loss equal to the net assets of the Research Institute distributed to the local government was recognized in other expenses and a government grant for the receipts of the same assets back from the local government was recognized as other income in the consolidated statements of comprehensive income. Pursuant to the local tax regulations, the net assets granted to the Research Center are not subject to income tax to the extent the Research Center spends a total of US$84.0 million in five years from the date of grant.  The expenditures of US$84.0 million will not be deductible for income tax purposes.  As a result, the Company recognized a deferred income tax liability in the amount of US$21.5 million in connection with the net assets granted to the Research Center as of December 31, 2010.  To the extent that the Company has spent on research and development equipment during the five years from the date of grant, deferred income tax liabilities relating to the net assets of Research Institute granted to Research Center will be reclassified to deferred income tax liabilities relating to property, plant and equipment, and recognized in profit or loss over the useful life of the asset. The Company spent a total of US$84.0 million on research and development equipment by the end of December 31, 2015, and the deferred income tax liabilities was US$6,716,921 and US$9,267,501 as of December 31, 2018 and 2017, respectively.

The movements of the valuation allowance are as follows:

	Years Ended December 31,
	2018	2017
	US$	US$

Balance at the beginning of the year	7,818,069	3,951,012
Expiration due to liquidation	(240)	(86,139)
Additions of valuation allowance	3,108,747	3,960,392
Reduction of valuation allowance	(366,665)	(7,196)
Balance at the end of the year	10,559,911	7,818,069

The valuation allowance as of December 31, 2018 and 2017 was primarily provided for the deferred income tax assets of certain entities, which were at cumulative loss positions. As of December 31, 2018, for U.S. federal income tax purposes, the Company had tax loss carry forwards of (i) US$520,617 from US Entity, of which US$520,617, nil and nil would expire by 2036, 2037 and 2038, respectively, if unused, (ii) US$20,812,578 from subsidiaries in the PRC, of which US$6,900,933, US$8,480,529 and US$5,431,116 would expire by 2021, 2022 and 2023, respectively, if unused, and (iii) US$28,603,895 from subsidiaries in HK, which could be carried forward indefinitely to be offset against future profits. In view of the cumulative losses for the entities concerned, 100% valuation allowances were provided against their deferred income tax assets as of December 31, 2018 and 2017, which in the judgment of the management, are not more likely than not to be realized.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:
	Years Ended December 31,
	2018	2017
	US$	US$

Balance at the beginning of the year	34,197,070	25,929,112
Increase related to current year tax positions	1,645,734	8,267,958
Decrease related to prior year tax positions	(2,794,165)	-
Balance at the end of the year	33,048,639	34,197,070

At December 31, 2018 and 2017, there are US$26,882,183 and US$28,149,386 of unrecognized tax benefits that if recognized, would affect the annual effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and does not recognize penalties. During the years ended December 31, 2018 and 2017, the Company recognized approximately US$2,413,440 and US$4,092,605 interest expense. The Company had approximately US$12,172,418 and US$10,342,390 for the interest accrued related to unrecognized tax benefits amounting to US$32,981,190 and US$34,045,550 as of December 31, 2018 and 2017, respectively. US$2,794,165 previously unrecognized tax benefits accrued in year 2012 and the related accrued interest amounting to US$2,525,926 were reversed due to the expiration of five-year tax assessment period on May 31, 2018. The unrecognized tax benefits in year 2013 amounting to US$3,681,796 and related accrued interest amounting to US$2,944,256 were classified as current liabilities as the five-year tax assessment period will expire on May 31, 2019. US$67,449 of unrecognized tax benefit were presented as a reduction of the deferred income tax assets for tax loss carry forwards since the uncertain tax position would reduce the tax loss carry forwards under the tax law. The unrecognized tax benefits represent the estimated income tax expenses the Company would be required to pay, should the income tax rate used, taxable income and deductible expenses for tax purpose recognized in accordance with tax laws and regulations. The Company is currently unable to provide an estimate of a range of the total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.

The tax returns of the U.S. Entities are subject to U.S. federal income tax examination by tax authorities for the years from 2017 to 2018.  According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent.  The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than US$15,000.  In the case of transfer pricing issues, the statute of limitations is ten years.  There is no statute of limitations in the case of tax evasion.  The tax returns of the Company's PRC subsidiaries for the years from 2016 to 2018 are open to examination by the PRC tax authorities.

Note 14 – Deferred Income

On January 26, 2015, the Company entered into a memorandum and a fund support agreement (the "Agreement") with the People's Government of Shunqing District, Nanchong City, Sichuan Province ("Shunqing Government") pursuant to which Shunqing Government, through its investment vehicle, extended to the Company RMB350 million (equivalent to US$51.0 million) to support the construction of the Sichuan plant, which has been received in full in the form of government repayment of bank loans on behalf of the Company.

In addition, the Company has received RMB332.2 million (equivalent to US$48.4 million) from Shunqing Government and RMB6.4 million (equivalent to US$0.9 million) from Ministry of Finance of the People's Republic of China to support the construction and RMB2.2 million (equivalent to US$0.3 million) special funds of ministerial key research projects from Ministry of Science and Technology of PRC as of December 31, 2018.

The Company has also received RMB45.0 million (equivalent to US$6.6 million) from Harbin Bureau of Finance for Biomedical composites project as of December 31, 2018.

Since the funding is related to the construction of long-term assets, the amounts were recognized as government grant, which is included in deferred income on the consolidated balance sheets, and to be recognized as other income in the consolidated statements of comprehensive income over the periods and in the proportions in which depreciation expense on the long-term assets is recognized.

The Sichuan factory has been operational since July 2016. A cumulative RMB71.9 million (equivalent to US$10.5 million) government grants have been amortized as other income proportionate to the depreciation of the related assets, of which RMB32.5 million (equivalent to US$4.9 million) was amortized in the year ended December 31, 2018.

The Company also received RMB36.0 million (equivalent to US$5.2 million) from Shunqing Government with respect to interest subsidy for bank loans. A cumulative RMB16.4 million (equivalent to US$2.3 million) government grants have been amortized as other income in line with the amount of related loan interest accrued.

Note 15 – Other non-current liabilities

	December 31,
	2018	2017
	US$	US$

Income tax payable-noncurrent (i)	92,461,068	98,630,817
Deferred income tax liabilities (Note 13)	6,716,921	9,267,501
Others	2,395,783	-
Total other non-current liabilities	101,573,772	107,898,318

(i) Income tax payable-noncurrent represents the repatriation tax, the accumulative balance of unrecognized tax benefits since 2013 and related accrued interest. According to the Tax Cuts and Jobs Act enacted on December 22, 2017, the management recognized  the amount of U.S. tax corporate income tax is US$70,965,148 based on the deemed repatriation to the United States of accumulated earnings mandated by the U.S. tax reform, US$17,031,636 of which due payable in 2018 and 2019 was classified as current liabilities.

Note 16 – Common Stock

Pursuant to the amended Article of Incorporation dated March 12, 2009, the Company's authorized share capital is 550,000,000 shares, consisting of 500,000,000 shares of common stock (US$0.0001 par value), and 50,000,000 shares of all classes of preferred stock (US$0.0001 par value).

Note 17 – Preferred Stock

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

The significant terms of Series D Preferred Stock are as follows:

(i) Conversion

The holders of the Series D Preferred Stock have the right to convert all or any portion of their holdings into common stock at a price of US$6.25 per share from January 1, 2012 through January 1, 2022, subject to adjustments for stock splits, combinations, dividends or distributions of common stock, merger and reorganization. In addition, if the Company achieves net income as adjusted to exclude (i) all extraordinary or non-recurring gains or losses for the relevant period, (ii) all gains or losses derived from any business operation other than the principal business of the Company or otherwise derived outside the ordinary course of business of the Company for the relevant period, and (iii) all gains or losses attributable to the Series D Preferred Stock ("Actual Profit"), at least RMB360 million, RMB520 million and RMB800 million in 2011, 2012 and 2013, respectively, each outstanding Series D Preferred Stock will be converted into common stock from September 28, 2014 upon the delivery of a written notice from the Company to the holders of Series D Preferred Stock. The Company determined that there was no embedded beneficial conversion feature attributable to the Series D Preferred Stock at the commitment date since the initial conversion price of the Series D Preferred Stock was greater than the price of China XD's common stock.

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

On March 11, 2019, the board of directors of China XD Plastics Company Limited (the “Company”) and MSPEA Modified Plastics Holding Limited, the sole holder of all outstanding shares of Series D Junior Convertible Preferred Stock of the Company, approved the amendment of the Amended and Restated Certificate of Designation, Preferences and Rights of Series D Junior Convertible Preferred Stock of the Company (“Amended and Restated Certificate”) to amend “Maturity Date” set forth therein from the maturity date of the U.S. dollar denominated senior notes in an aggregate principal amount of up to US$300,000,000 issued in 2014 by Favor Sea Limited to January 1, 2022 (the “Amendment of the Series D Certificate of Designation”). Following such amendment, the trigger with respect to the mandatory redemption of the Series D Preferred Stock as described in Section 8 of the Amended and Restated Certificate, and the period for Voluntary Conversion (as defined in the Amended and Restated Certificate) as described in Section 6(A) of the Amended and Restated Certificate are extended to the amended Maturity Date.

If any shares of Series D Preferred Stock remain outstanding on January 1, 2022, the holders of such shares shall require the Company to redeem each share of Series D Preferred Stock at a price equal to the IRR Price (the "Mandatory Redemption Price") no later than six months after the Maturity Date. The Mandatory Redemption Price per share was US$17.54 and US$15.25 as of December 31, 2018 and 2017, respectively.

The Company concluded that it has met the Actual Profit Targets and that it is not probable any of the triggering events has occurred or is expected to occur. In addition, the Company concluded that it has met the performance target of RMB360 million, RMB520 million and RMB800 million in 2011, 2012 and 2013, respectively and accordingly it has the right to request the conversion of Series D Preferred Stock into common stock.  As a result, it was not probable that the Series D Preferred Stock is redeemable as of December 31, 2018. Therefore no changes in the redemption value were recognized for any of the periods presented. The Company will assess the probability of whether the Series D Preferred Stock is redeemable at each reporting period end.

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

Note 18 – Stock based compensation

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

Nonvested shares

A summary of the nonvested shares activity for the years ended December 31, 2018 and 2017 is as follows:

	Number of Nonvested Shares	Weighted Average Grant date Fair Value
		US$
Outstanding as of December 31, 2016	402,210	6.10
Granted	-	-
Vested	(216,190)	5.12
Forfeited	(24,910)	5.60
Outstanding as of December 31, 2017	161,110	7.49
Granted	560,000	4.40
Vested	(721,110)	4.76
Outstanding as of December 31, 2018	-	-
Expected to vest as of December 31, 2018	-	-

The total fair value of shares vested during the years ended December 31, 2018 and 2017 was and US$3,432,484 and US$1,106,893, respectively.

The Company recognized US$2,678,811 and US$553,512 of compensation expense in general and administrative expenses relating to nonvested shares for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, there was nil unrecognized compensation cost relating to nonvested shares.

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

During the year ended December 31, 2018, the performance condition was met and the options of 500,000 shares were vested. General and administrative expenses were recorded for the twelve months ended December 31, 2018.

A summary of stock options activity for the years ended December 31, 2018 and 2017 is as follows.

	Number of Options Outstanding	Weighted Average Exercise Price
		US$
Outstanding as of December 31, 2017	-	-
Granted	500,000	0.24
Exercised	(500,000)	0.24
Outstanding as of December 31, 2018	-	-

The Company recognized US$675,000 and nil of share-based compensation expense in general and administration expenses relating to stock options for the years ended December 31, 2018 and 2017, respectively.

Note 19 – Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Years Ended December 31,
	2018	2017
	US$	US$
Numerator:
Net income	68,313,421	31,621,734
Less:
Earnings allocated to participating Series D convertible preferred stock	(16,459,431)	(7,678,801)
Earnings allocated to participating nonvested shares	(119,506)	(139,318)
Net income for basic and diluted earnings per share	51,734,484	23,803,615

Denominator:
Denominator for basic earnings per share	50,290,425	49,598,609
Dilutive effect of outstanding share options	-	-
Denominator for diluted earnings per share	50,290,425	49,598,609

Earnings per common share:
Basic and diluted earnings per common share	1.03	0.48

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the years ended December 31, 2018 and 2017, because their effects are anti-dilutive:

	Years Ended December 31,
	2018	2017
	US$	US$
Numerator:
Shares issuable upon conversion of Series D convertible preferred stocks	16,000,000	16,000,000

Note 20 – Statutory reserves

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

For the years ended December 31, 2018 and 2017, China XD's subsidiaries in the PRC made appropriations to the reserve fund of RMB72,254,327 (equivalent to US$10,924,452) and RMB61,532,122 (equivalent to US$9,110,606), respectively. As of December 31, 2018 and 2017, the accumulated balance of the statutory surplus reserve was RMB320,739,132 (equivalent to US$ 49,683,438) and RMB248,484,805 (equivalent to US$38,758,986), respectively.

Note 21 – Commitments and contingencies

(1)   Lease commitments

Future minimum lease payments under non-cancellable operating leases agreements as of December 31, 2018 were as follows.  The Company's leases do not contain any contingent rent payments terms.

US$
Years ending December 31,
2019	2,174,439
2020	1,486,007
2021	1,486,007
2022	1,446,251
2023	1,482,593
2024 and thereafter	21,176,139

Rental expenses incurred for operating leases of plant and equipment and office spaces were US$2,455,509 and US$2,431,139, in 2018 and 2017, respectively. There are no step rent provisions, escalation clauses, capital improvement funding requirements, other lease concessions or contingent rent in the lease agreements. The Company has no legal or contractual asset retirement obligations at the end of leases. The Company's leases do not contain any contingent rent payments terms.

(2)   Sichuan plant construction and equipment purchase

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1,800 million (equivalent to US$262.3 million) in property, plant and equipment and approximately RMB600 million (equivalent to US$87.4 million) in working capital, for the construction of Sichuan plant.  As of December 31, 2018, the Company has a remaining commitment of RMB54.8 million (equivalent to US$8.0 million) mainly for facility construction.

In September 2016, Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB17.0 million (equivalent to US$2.5 million) to purchase storage facility and testing equipment. Afterward, Sichuan Xinda cancelled two contracts with Hailezi for a consideration of RMB1.6 million (equivalent to US$0.2 million). As of December 31, 2018, Sichuan Xinda prepaid RMB6.0 million (equivalent to US$0.9 million) and has a remaining commitment of RMB9.4 million (equivalent to US$1.4 million).

On October 20, 2016, Sichuan Xinda entered into an equipment purchase contract with Peaceful for a total consideration of RMB89.8 million (equivalent to US$13.1 million) to purchase certain production and testing equipment. As of December 31, 2018, the Company has a commitment of RMB55.9 million (equivalent to US$8.2 million).

On November 15, 2016, Sichuan Xinda entered into decoration contract with Beijin Construction  to perform indoor and outdoor decoration work for a consideration of RMB237.6 million (equivalent to US$34.6 million).  On February 20, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform outdoor decoration work for a consideration of RMB2.9 million (equivalent to US$0.4 million). On June 10, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform ground decoration work for a consideration of RMB23.8 million (equivalent to US$3.5 million). As of December 31, 2018, Sichuan Xinda prepaid RMB120.9 million (equivalent to US$17.6 million) of which RMB70.4 million (equivalent to US$10.7 million) was transferred to construction in progress and has a remaining commitment of RMB143.4 million (equivalent to US$20.9 million).

In connection with the Nanchong Project mentioned in Note 7 (i), Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB2,242.8 million (equivalent to US$326.8 million) to purchase production equipment and testing equipment in March 2017.  By the end of June 2017, Sichuan Xinda expected to launch an integrated ERP system, which resulted in the equipment to be purchased under the original contracts with Hailezi not meeting the production requirements. Thus the original contracts have been terminated with the amount of RMB2,222.9 million (equivalent to US$323.9 million), and Hailezi agreed to refund the prepayment in the amount of RMB1,704.9 million (equivalent to US$248.4 million) by the end of March 2018, out of the total prepayment made by Sichuan Xinda of RMB1,722.9 million (equivalent to US$251.0 million). As of June 30, 2018, Hailezi has refunded the prepayment in the amount of RMB1,704.9 million (equivalent to US$248.4 million). As of December 31, 2018, Sichuan Xinda prepaid RMB18.0 million (equivalent to US$2.6 million) and has a remaining commitment of RMB1.9 million (equivalent to US$0.3 million).

In connection with the Nanchong Project, on June 21, 2018, Sichuan Xinda entered into another equipment purchase contracts with Hailezi to purchase production equipment and testing equipment for a consideration of RMB1,900 million (equivalent to US$276.9 million). Pursuant to the contracts with Hailezi, Sichuan Xinda have prepaid RMB1,710 million (equivalent to US$249.2 million) at the end of December 2018, and has a remaining commitment of RMB190 million (equivalent to US$27.7 million).

(3)  Heilongjiang plant construction and equipment purchase

In connection with the equipment purchase contracts with Hailezi signed on September 26, 2016 and February 28, 2017 mentioned in Note 7 (i), HLJ Xinda Group has a remaining commitment of RMB31.2 million (equivalent to US$4.5 million) as of December 31, 2018.

In connection with the "HLJ Project" mentioned in Note 7 (i), pursuant to the three investment agreements, the project total capital expenditure will be RMB4,015.0 million (equivalent to be US$585.0million), among which the investment in fixed assets shall be no less than RMB3,295.0 million (equivalent to US$480.0 million) in total. Pursuant to the contracts with Hailezi signed in November 2017 mentioned in Note 7 (i), HLJ Xinda Group has a remaining commitment of RMB18.8 million (equivalent to US$2.7 million) as of December 31, 2018.

In connection with the HLJ project, on June 25, 2018, HLJ Xinda Group entered into another equipment purchase contract with Hailezi to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a consideration of RMB749.8 million (equivalent to US$109.2 million). Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB300.7 million (equivalent to US$43.8 million) as of December 31, 2018, and has a remaining commitment of RMB449.1 million (equivalent to US$65.4 million).

In connection with the HLJ Project, on July 12, 2018, Heilongjiang Xinda Enterprise Group Company Limited (“HLJ Xinda Group”) entered into an equipment purchase contract with Hailezi to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a consideration of RMB1,157.0 million (equivalent to US$168.6 million). Pursuant to the contract with Hailezi, HLJ Xinda has prepaid RMB240.8 million (equivalent to US$35.1 million) as of December 31, 2018, and has a remaining commitment of RMB916.2 million (equivalent to US$133.5 million).

In connection with the building purchase contract mentioned in Note 7 (iii), HLJ Xinda Group has a remaining commitment of RMB108.3 million (equivalent to US$15.8 million) as of December 31, 2018.

(4)    Dubai plant construction and equipment

On April 28, 2015, Dubai Xinda entered into a warehouse construction contract with Falcon Red Eye Contracting Co. L.L.C. for a total consideration of AED6.7 million (equivalent to US$1.8 million). As of December 31, 2018, the Company has a remaining commitment of AED1.6 million (equivalent to US$0.4 million).

(5)    Xinda CI (Beijing) office building decoration

On March 30, 2017, Xinda CI (Beijing) Investment Holding Co., Ltd. ("Xinda Beijing Investment") entered into a decoration contract with Beijing Fangyuan Decoration Engineering Co., Ltd. for a total consideration of RMB5.8 million (equivalent to US$0.8 million) to decorate office building. As of December 31, 2018, the decoration work in the amount of RMB2.0 million (equivalent to US$0.3 million) was recorded in construction in progress. As of December 31, 2018, the Company has a remaining commitment of RMB3.8 million (equivalent to US$0.6 million).

On June 9, 2017, Xinda CI (Beijing) entered into a decoration contract with Beijing Zhonghongwufang Stone Co., Ltd for a total consideration of RMB1.2 million (equivalent to US$0.2 million) to decorate office building. As of December 31, 2018, the decoration work in the amount of RMB0.6 million (equivalent to US$0.1 million) was recorded in construction in progress. As of December 31, 2018, the Company has a remaining commitment of RMB0.6 million (equivalent to US$0.1 million).

Note 22 – Revenues

Revenues consist of the following:

	Years Ended December 31,
	2018	2017
	US$	US$

Modified Polyamide 66 (PA66)	316,646,777	286,526,792
Modified Polyamide 6 (PA6)	243,889,834	224,086,830
Plastic Alloy	324,741,846	363,319,049
Modified Polypropylene (PP)	223,388,535	231,255,726
Modified Acrylonitrile butadiene styrene (ABS)	32,232,757	43,333,667
Polyoxymethylenes (POM)	10,587,174	12,008,089
Polyphenylene Oxide (PPO)	17,070,145	17,468,208
Polylactide (PLA)	94,483,496	88,644,132
Polyethylene (PE)	11,012,364	22,756,186
Raw materials	780,354	1,049,069
Total Revenue	1,274,833,282	1,290,447,748

Note 23 - Losses on disposal of a subsidiary

On December 18, 2018, HLJ Xinda Group entered into an agreement with Mr. Xiaohui Gao, the General Manager of Shanghai Sales, to transfer the wholly owned equity of Shanghai Sales from HLJ Xinda Group to Mr. Gao for  a cash consideration of RMB50.0 million (equivalent to US$7.3 million) as a result of group restructuring to streamline resources and improve operating efficiency.

The legal transfer was completed on December 19, 2018 and the Company recorded a loss of US$0.2 million on disposal of Shanghai Sales for the year ended December 31, 2018.

Note 24 – Selected Quarterly Financial Information (Unaudited)

The following tables show a summary of the Company's quarterly financial information for each of the four quarters of 2018 and 2017 (in millions, except gross margin and per share amounts):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2018:
Revenues	$349.8	$297.2	$317.3	$310.5
Gross profit	$62.4	$47.2	$56.1	$53.9
Net income	$13.0	$9.0	$27.2	$19.1

Earnings per share
Basic	$0.20	$0.13	$0.41	$0.29
Diluted	$0.20	$0.13	$0.41	$0.29

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2017:
Revenues	$427.6	$311.4	$313.6	$237.8
Gross profit	$91.5	$47.3	$63.1	$34.8
Net income	$(20.5)	$14.1	$28.1	$9.9

Earnings per share
Basic	$(0.31)	$0.21	$0.43	$0.15
Diluted	$(0.31)	$0.21	$0.43	$0.15

Note 25 – Geographic Information

The following summarizes the Company's revenues from the following geographic areas (based on the location of the operating units):

	Years Ended December 31,
	2018	2017
	US$	US$

Revenues (in US$ millions)
PRC	1,259.8	1,207.9
Dubai, UAE	15.0	82.5
Total	1,274.8	1,290.4

The following summarizes the Company's Long-lived assets (including Property, plant and equipment, net, Land use rights, net, Long-term prepayments to equipment  and construction suppliers and Other non-current assets) from the following geographic areas (based on the location of the operating units):

	December 31,
	2018	2017
	US$	US$

Long-lived assets (in US$ millions)
PRC	966.3	694.9
Dubai, UAE	373.3	376.2
Total	1,339.6	1,071.1