Form 10-Q
period 2019-03-31
China XD Plastics Co Ltd
filed 2019-05-15
CIK 1353970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CXDC	NASDAQ Global Market

As of May 10, 2019, the registrant had were 50,948,841 shares of common stock, par value US$0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	US$	US$
ASSETS
Current assets:
Cash	78,891,580	41,301,817
Restricted cash	427,321,731	325,690,023
Accounts receivable, net of allowance for doubtful accounts	154,051,127	294,688,288
Inventories	793,243,874	620,033,195
Prepaid expenses and other current assets	96,270,070	132,218,528
Total current assets	1,549,778,382	1,413,931,851
Property, plant and equipment, net	770,413,511	775,941,280
Land use rights, net	30,213,879	29,796,795
Long-term prepayments to equipment and construction suppliers	524,297,914	530,636,319
Operating lease right-of-use assets, net	15,918,647	-
Other non-current assets	3,171,583	3,212,986
Total assets	2,893,793,916	2,753,519,231

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank loans, including current portion of long-term bank loans	723,302,348	729,666,920
Bills payable	730,318,556	618,166,453
Accounts payable	40,865,322	84,958,469
Amounts due to related parties	18,995,751	18,365,738
Income taxes payable	16,337,961	15,975,367
Operating lease liabilities, current	2,304,598	-
Accrued expenses and other current liabilities	82,423,884	126,926,898
Total current liabilities	1,614,548,420	1,594,059,845
Long-term bank loans, excluding current portion	188,183,909	111,808,244
Deferred income	100,255,791	99,583,477
Operating lease liabilities, non-current	14,666,805	-
Other non-current liabilities	103,993,582	101,573,772
Total liabilities	2,021,648,507	1,907,025,338

Redeemable Series D convertible preferred stock (redemption amount of US$290,491,100 and US$280,650,800 as of March 31, 2019 and December 31, 2018, respectively)	97,576,465	97,576,465
Stockholders' equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 50,969,841 shares issued, 50,948,841 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	5,097	5,097
Treasury stock, 21,000 shares at cost	(92,694)	(92,694)
Additional paid-in capital	86,633,582	86,633,582
Retained earnings	728,084,605	717,103,890
Accumulated other comprehensive loss	(40,061,746)	(54,732,547)
Total stockholders' equity	774,568,944	748,917,428
Commitments and contingencies	-	-
Total liabilities, redeemable convertible preferred stock and stockholders' equity	2,893,793,916	2,753,519,231

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Period Ended March 31,
	2019	2018
	US$	US$

Revenues	301,466,007	310,453,033
Cost of revenues	(251,136,339)	(256,585,577)
Gross profit	50,329,668	53,867,456

Selling expenses	(277,820)	(1,051,009)
General and administrative expenses	(8,775,385)	(8,875,009)
Research and development expenses	(10,062,186)	(5,049,898)
Total operating expenses	(19,115,391)	(14,975,916)

Operating income	31,214,277	38,891,540

Interest income	435,779	2,312,623
Interest expense	(17,500,277)	(12,894,205)
Foreign currency exchange losses	(2,140,865)	(3,955,808)
Losses on foreign currency option contracts	-	(520,981)
Gains on disposal of a subsidiary	518,491	-

Government grant	2,094,937	1,477,559
Total non-operating expense, net	(16,591,935)	(13,580,812)

Income before income taxes	14,622,342	25,310,728

Income tax expense	(3,641,627)	(6,210,827)

Net income	10,980,715	19,099,901

Earnings per common share:
Basic and diluted	0.16	0.29

Net income	10,980,715	19,099,901

Other comprehensive income
Foreign currency translation adjustment, net of nil income taxes	14,670,801	29,661,410

Comprehensive income	25,651,516	48,761,311

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Period Ended March 31,
	2019	2018
	US$	US$
Cash flows from operating activities:
Net cash provided by operating activities	66,949,790	28,429,789

Cash flows from investing activities:
Purchase of time deposits	-	(163,426,937)
Proceeds from maturity of time deposits	-	119,741,660
Purchase of and deposits for property, plant and equipment	(11,471,899)	(64,469,960)
Refund of deposit from an equipment supplier	-	60,054,417
Government grant related to the industrial project for 300,000 metric tons biological composite materials	-	6,953,816
Cash disposed for sales of a subsidiary	(3,217)	-
Net cash used in investing activities	(11,475,116)	(41,147,004)

Cash flows from financing activities:
Proceeds from bank borrowings	357,291,327	251,134,403
Repayment of bank borrowings	(281,123,795)	(347,339,779)
Proceeds from interest-free advances from related parties	289,298	-
Net cash provided by (used in) financing activities	76,456,830	(96,205,376)

Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	7,289,967	10,101,313
Net increase (decrease) in cash, cash equivalents, and restricted cash	139,221,471	(98,821,278)

Cash, cash equivalents, and restricted cash at beginning of period	366,991,840	320,091,665
Cash, cash equivalents, and restricted cash at end of period	506,213,311	221,270,387

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	13,316,939	11,062,464
Income taxes paid	2,276,847	7,064,571
Non-cash investing and financing activities:
Accrual for purchase of property, plant and equipment	1,181,670	196,911

The following table shows a reconciliation of cash, cash equivalents and restricted cash on the condensed consolidated balance sheets to that presented in the above condensed consolidated statements of cash flows.

	March 31,	March 31,
	2019	2018
	US$	US$
Cash and cash equivalents	78,891,580	50,814,789
Restricted cash	427,321,731	170,455,598
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	506,213,311	221,270,387

See accompanying notes to unaudited condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation and significant concentrations and risks

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the United States Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements of China XD Plastics Company Limited ("China XD") and subsidiaries (collectively, the "Company"). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of comprehensive income, changes in equity and cash flows for the year then ended, included in the Company's Annual Report on Form 10-K filed with the SEC on April 15, 2019.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2019, the results of operations and cash flows for the three-month periods ended March 31, 2019 and 2018, have been made.

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the recoverability of the carrying amounts of property, plant and equipment, the realizability of inventories, the useful lives of property, plant and equipment, the collectability of accounts receivable, the accruals for tax uncertainties and other contingencies, and the discount rate used to determine the present value of the lease payments. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(b) Accounting pronouncement adopted in 2019

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to those currently recorded, on the Company’s consolidated balance sheets. Presentation of leases within the consolidated statements of comprehensive income and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. The Company has adopted this ASU on January 1, 2019 using a modified retrospective approach by recognizing a cumulative-effect adjustment to the opening balance of retained earnings. This adoption approach resulted in a balance sheet presentation that was not be comparable to the prior period in the first year of adoption. Additionally, the Company used the package of practical expedients that allowed the Company to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company also elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The adoption of the standard resulted in recognition of right-of-use (“ROU”) assets and lease liabilities of approximately US$16.1 million and US$16.8 million, respectively, as of January 1, 2019. The difference between the initial operating right-of-use asset and operating lease liability of US$0.8 million was accrued rent previously recognized under ASC 840. There was no cumulative effect on retained earnings as of January 1, 2019 as a result of adoption.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. The Company has adopted the standard on January 1, 2019, and there was no material impact on its consolidated financial statements as a result of the adoption.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The new guidance largely aligns the accounting for share-based awards issued to employees and nonemployees. Existing guidance for employee awards will apply to non-employee share-based transactions with limited exceptions. The new guidance also clarifies that any share based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers. The Company has adopted the standard on January 1, 2019, and there was no material impact on its consolidated financial statements as a result of the adoption.

(c) Significant concentrations and risks

Sales concentration

The Company sells its products primarily through approved distributors in the People's Republic of China (the "PRC"). The Company's sales are highly concentrated. Sales to distributors individually exceeded 10% of the Company's revenues for the three-month periods ended March 31, 2019 and 2018, are as follows:

	For the Three-Month Period Ended March 31,
	2019		2018
	US$	%	US$	%
Distributor A, located in PRC	56,499,732	18.7%	47,731,909	15.4%
Distributor B, located in PRC	33,931,975	11.3%	29,867,832	9.6%
Distributor C, located in PRC	32,491,923	10.8%	35,567,286	11.5%
Distributor D, located in PRC	21,968,499	7.3%	32,353,013	10.4%
Total	144,892,129	48.1%	145,520,040	46.9%

The Company expects revenues from these distributors to continue to represent a substantial portion of its revenue in the future. Any factor adversely affecting the automobile industry in the PRC or the business operations of these customers will have a material effect on the Company's business, financial position and results of operations.

Purchase concentration of raw materials and equipment

The principal raw materials used for the Company's production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon. The Company purchases substantially all of its raw materials through a limited number of distributors.  Raw material purchases from these distributors, which individually exceeded 10% of the Company's total raw material purchases, accounted for approximately 37.8% (three distributors) and 30.3% (three distributors), of the Company's total raw material purchases for the three-month periods ended March 31, 2019 and 2018, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company's business, financial position and results of operations.

Cash concentration

Cash and short-term restricted cash mentioned below maintained at banks consist of the following:

	March 31, 2019	December 31, 2018
	US$	US$
Renminbi (“RMB”) denominated bank deposits with:
Financial Institutions in the PRC	505,806,079	366,773,172
Financial Institutions in Hong Kong Special Administrative Region ("Hong Kong SAR")	8,134	8,134
Financial Institutions in Dubai, UAE	59	-
United States (“U.S.”) dollar denominated bank deposits with:
Financial Institution in the U.S.	6,131	40,390
Financial Institutions in the PRC	17,052	17,050
Financial Institution in Hong Kong SAR	39,299	131,892
Financial Institution in Macau Special Administrative Region ("Macau SAR")	6,095	6,144
Financial Institution in Dubai, UAE	581	14,464
Hong Kong dollar denominated bank deposits with:
Financial institution in Hong Kong SAR	156	156
Dirham denominated bank deposits with:
Financial institution in Dubai, UAE	329,725	438

The bank deposits with financial institutions in the PRC are insured by the government authority for up to RMB500,000. The bank deposits with financial institutions in the Hong Kong SAR are insured by the government authority for up to HK$500,000. The bank deposits with financial institutions in the Macau SAR are insured by the government authority for up to MOP$500,000. The bank deposits with financial institutions in the Dubai, UAE are not insured by the government authority. Total bank deposits amounted to $1,509,352 and $1,442,481 are insured as of March 31, 2019 and December 31, 2018, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts. To limit exposure to credit risk, the Company primarily places bank deposits with large financial institutions in the PRC, Hong Kong SAR, Macau SAR and Dubai, UAE with acceptable credit rating.

Cash deposits in bank that are restricted as to withdrawal or usage for up to 12 months are reported as restricted cash in the consolidated balance sheets.

Short-term bank deposits that are pledged as collateral for bills payable relating to purchases of raw materials are reported as restricted cash and amounted to US$300,296,989 and US$202,568,664 as of March 31, 2019 and December 31, 2018, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company.

Short-term bank deposits that are related to government grant are reported as restricted cash and amounted to US$1,499,691 and US$1,469,935 as of March 31, 2019 and December 31, 2018, respectively.

Short-term bank deposits that are pledged as collateral for issuance of letter of guarantee are reported as restricted cash amounted to US$72,250,687 and US$70,885,301 as of March 31, 2019 and December 31, 2018, respectively.

Short-term bank deposits that are pledged as repayment to settle US$45.0 million of syndicated loans obtained from Standard Chartered Bank are reported as restricted cash and amounted to US$51,789,252 and US$50,766,123 as of March 31, 2019 and December 31, 2018, respectively.

Short-term bank deposits that are pledged as collateral to settle US$14.9 million of short-term bank loans obtained from Postal Savings Bank of China are reported as restricted cash and amounted to US$1,485,112 and nil as of March 31, 2019 and December 31, 2018, respectively.

Note 2 – Accounts receivable

Accounts receivable consists of the following:

	March 31, 2019	December 31, 2018
	US$	US$

Accounts receivable	154,090,385	294,726,804
Allowance for doubtful accounts	(39,258)	(38,516)
Accounts receivable, net	154,051,127	294,688,288

As of March 31, 2019 and December 31, 2018, the accounts receivable balances also include notes receivable in the amount of US$148,511 and US$27,392, respectively. As of March 31, 2019 and December 31, 2018, US$96,402,983 and US$94,581,170, respectively, of accounts receivable are pledged for the short-term bank loans.

There was no accrual of additional provision or write-off of accounts receivable for the three-month periods ended March 31, 2019 and 2018.

The following table provides an analysis of the aging of accounts receivable as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	US$	US$
Aging:
– current	95,781,698	218,458,862
– 1-3 months past due	15,305,123	31,386,341
– 4-6 months past due	89,204	109,412
– 7-12 months past due	10,746,881	42,532,170
– greater than one year past due	32,167,479	2,240,019
Total accounts receivable	154,090,385	294,726,804

Note 3 – Inventories

Inventories consist of the following:

	March 31, 2019	December 31, 2018
	US$	US$

Raw materials and work in progress	750,862,984	612,701,274
Finished goods	42,380,890	7,331,921
Total inventories	793,243,874	620,033,195

There were no write down of inventories for the three-month periods ended March 31, 2019 and 2018.

Note 4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2019	December 31, 2018
	US$	US$

Value added taxes receivables (i)	2,798,160	4,700,702
Advances to suppliers (ii)	46,604,400	104,469,023
Interest receivable (iii)	840,767	826,729
Consideration for sales of Shanghai Sales (iv)	7,425,559	7,285,231
Receivables from Shanghai Sales for the prepayment to a supplier (v)	16,081,972	-
Others (vi)	22,519,212	14,936,843
Total prepaid expenses and other current assets	96,270,070	132,218,528

(i) Value added taxes receivables mainly represent the input taxes on purchasing equipment by Heilongjiang Xinda Enterprise Group Company Limited (“HLJ Xinda Group”) and Sichuan Xinda, which are to be net off with output taxes. Value added taxes receivables were recognized in operating activities in consolidated statements of cash flows.

(ii) Advances to suppliers are the advances to purchase raw materials as of March 31, 2019.

(iii) Interest receivable mainly represents interest income accrued from restricted cash.

(iv) On December 18, 2018, HLJ Xinda Group entered into an agreement with Mr. Xiaohui Gao, General Manager of Heilongjiang Xinda Enterprise Group Shanghai New Materials Sales Company Limited (“Shanghai Sales”), to transfer the wholly owned equity from HLJ Xinda Group to Mr. Gao for a total consideration of RMB50.0 million (equivalent to US$7.4 million). Pursuant to the contract, the Company completed the legal transfer on December 19, 2018 and the full consideration of $7.4 million was received on April 11, 2019.

(v) In March 2019, HLJ Xinda Group entered into an agreement with Shanghai Sales, to transfer the proprietorship of the prepaid RMB108.3 million (equivalent to US$16.1 million) to Shanghai Caohejing Kangqiao Science & Green River Construction & Development Co., Ltd. ("Green River") to Shanghai Sales. Pursuant to the agreement, Shanghai Sales will pay the RMB108.3 million (equivalent to US$16.1 million) to HLJ Xinda Group by the end of June 2019. For details, please refer to Note 6.

(vi) Others mainly include prepaid miscellaneous service fee and staff advance.

Note 5 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	March 31, 2019	December 31, 2018
	US$	US$

Machinery, equipment and furniture	587,775,600	580,735,482
Motor vehicles	2,810,727	2,658,487
Workshops and buildings	160,475,642	157,976,839
Construction in progress	220,310,743	217,194,285
Total property, plant and equipment	971,372,712	958,565,093
Less accumulated depreciation	(200,959,201)	(182,623,813)
Property, plant and equipment, net	770,413,511	775,941,280

For the three-month periods ended March 31, 2019 and 2018, the Company capitalized US$387,324 and US$643,788 of interest costs as a component of the cost of construction in progress. Depreciation expense on property, plant and equipment was allocated to the following expense items:

	Three-Month Period Ended March 31,
	2019	2018
	US$	US$
Cost of revenues	13,458,983	9,568,618
Selling expenses	1,823	1,430
General and administrative expenses	686,523	794,625
Research and development expenses	1,022,123	911,640
Total depreciation expense	15,169,452	11,276,313

Note 6 - Prepayments to equipment and construction suppliers

	March 31, 2019	December 31, 2018
	US$	US$

Hailezi (i)	511,758,267	502,087,116
Green River (ii)	-	15,778,057
Beijin Construction (iii)	7,006,972	6,867,269
Sichuan Construction (iv)	5,312,422	5,539,471
Others	220,253	364,406
Total Prepayments to equipment and construction suppliers	524,297,914	530,636,319

(i) On September 26, 2016 and February 28, 2017, HLJ Xinda Group entered into equipment purchase contracts with Hailezi for a total consideration of RMB782.2 million (equivalent to US$116.2 million) to purchase storage facility and other equipment, which will be used for upgrading the storage system of warehouse located in Harbin, China. Pursuant to the contract with Hailezi, HLJ Xinda Group prepaid RMB621.6 million (equivalent to US$92.3 million) during the first quarter of 2017.  Due to a redesign of outdoor storage facility in June 2017, HLJ Xinda Group entered into a supplementary agreement with Hailezi, which decreased the original contract amount to RMB283.7 million (equivalent to US$42.1 million). Hailezi refunded RMB369.1 million (equivalent to US$54.8 million) to HLJ Xinda Group on June 22, 2017. As of March 31, 2019, HLJ Xinda Group has prepaid RMB252.5 million (equivalent to US$37.5 million).

On July 21, 2017, HLJ Xinda Group entered into three investment agreements with the Management Committee of Harbin Economic- Technological Development Zone with respect to the industrial project for 300,000 metric tons of biological composite materials, the industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics and the industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory (the "HLJ Project"). In order to fulfill the agreements, HLJ Xinda Group entered into an equipment purchase contract with Hailezi to purchase production equipment in November 2017, which will be used for 100,000 metric tons of engineering plastics located in Harbin, for a consideration of RMB939.7 million (equivalent to US$139.6million). Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB920.9 million (equivalent to US$136.8 million) as of March 31, 2019.

In connection with the HLJ project, on June 25, 2018, HLJ Xinda Group entered into another equipment purchase contract with Hailezi to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a consideration of RMB749.8 million (equivalent to US$111.4 million). Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB300.7 million (equivalent to US$44.6 million) as of March 31, 2019.

In connection with the HLJ Project, on July 12, 2018, HLJ Xinda Group entered into an equipment purchase contract with Hailezi to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a consideration of RMB1,157.0 million (equivalent to US$171.8 million). Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB240.8 million (equivalent to US$35.8 million) as of March 31, 2019.

On March 17, 2017, Sichuan Xinda entered into a definitive agreement with the People's Government of Shunqing District, Nanchong City of Sichuan Province for the production of 300,000 metric tons of bio-composite materials and additive manufacturing and 20,000 metric tons of functional masterbatch, a high-end color additive process in plastics manufacturing (the "Nanchong Project"). The Nanchong Project will be located in a land area of 250 mu (equivalent to 41.2 acres), with 215 mu designated for bio-composite materials and additive manufacturing production and 35 mu to be designated for functional masterbatch production. The projected total capital expenditures for the project is approximately RMB2.5 billion (equivalent to US$371.3 million).

In connection with the Nanchong Project, Sichuan Xinda entered into equipment purchase contracts with Hailezi to purchase production equipment and testing equipment. Pursuant to the contracts with Hailezi, Sichuan Xinda prepaid RMB1,728.9 million (equivalent to  US$256.8 million) in the first quarter of year 2017. In 2017, in order to ensure the traceability of the product and management of supply chain, Sichuan Xinda expected to launch an integrated ERP system, which resulted in the equipment to be purchased under the original contracts with Hailezi not meeting the production requirements. Hailezi agreed to refund the prepayment in the amount of RMB1,704.9 million (equivalent to US$253.2 million) by the end of March 2018, the remaining uncancelled amount is RMB24.0 (equivalent to US$3.6 million). As of December 31, 2017, Sichuan Xinda signed a supplementary agreement with Hailezi, pursuant to the agreement, Sichuan Xinda agreed to pay RMB12.4 million (equivalent to US$1.8 million) to Hailezi for the compensation of Hailezi due to the termination of the purchase contracts. As of March 31, 2019, Hailezi has refunded the above-mentioned prepayment.  The Company received the testing equipment in the amount of RMB3.2 million (equivalent to US$0.5 million) in November 2018, the remaining balance of the uncancelled prepayment as of March 31, 2019 is RMB20.8 million (equivalent to US$3.1 million).

In connection with  the Nanchong Project, on June 21, 2018, Sichuan Xinda entered into another equipment purchase contract with Hailezi to purchase production equipment and testing equipment for a consideration of RMB1,900 million (equivalent to US$282.3 million). Pursuant to the contracts with Hailezi, Sichuan Xinda has prepaid RMB1,710 million (equivalent to US$254.0 million) as of March 31, 2019.

The table below summarized the balance of prepayments to Hailezi for each of the projects as of March 31, 2019 and December 31, 2018, and the movements of the prepayments:

(in millions US$)
Year	Projects	Balance as of December 31, 2018	Prepaid / (Utilized) in 2019	Effect of foreign currency exchange rate changes	Balance as of March 31, 2019
2017	Storage system	36.8	-	0.7	37.5
2017	HLJ project	134.2	-	2.6	136.8
2018	HLJ project	43.8	-	0.8	44.6
2018	HLJ project	35.1	-	0.7	35.8
2017	Nanchong project	3.0	-	0.1	3.1
2018	Nanchong project	249.2	-	4.8	254.0
Total		502.1	-	9.7	511.8

(ii) In December 2017, HLJ Xinda Group entered into a building purchase contract with Shanghai Caohejing Kangqiao Science & Green River Construction & Development Co., Ltd. for a total consideration of RMB216.6 million (equivalent to US$32.2 million), with a total area of 13,972.64 square meters with a prepaid RMB108.3 million (equivalent to US$16.1 million).

In March 2019, HLJ Xinda Group entered into an agreement with Shanghai Sales, to transfer the proprietorship of the prepaid RMB108.3 million (equivalent to US$16.1 million) to Shanghai Sales. Pursuant to the agreement, Shanghai Sales will pay the RMB108.3 million (equivalent to US$16.1 million) to HLJ Xinda Group by the end of June 2019. In consequence, the prepayment has been reclassified as prepaid expenses and other current assets.

(iii) Since November 15, 2016, Sichuan Xinda entered into decoration contracts with Sichuan Beijin Construction Engineering Company Limited ("Beijin Construction") to perform indoor and outdoor decoration work for a consideration of RMB237.6 million (equivalent to US$35.4 million). On February 20, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform outdoor decoration work for a consideration of RMB2.9 million (equivalent to US$0.4 million). On September 10, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform ground decoration work for a consideration of RMB23.8 million (equivalent to US$3.5 million). Pursuant to the contracts with Beijin Construction, Sichuan Xinda has prepaid RMB120.9 million (equivalent to US$18.0 million) as of March 31, 2019, of which RMB74.0 million (equivalent to US$11.0 million) was transferred to construction in progress. The prepayment was recognized in investing activities in the statements of cash flows.

(iv) As of March 31, 2019, Sichuan Construction primarily consisted of prepayments made to Peaceful Treasure Limited ("Peaceful"). On October 20, 2016, Sichuan Xinda entered into an equipment purchase contract with Peaceful for a total consideration of RMB89.8 million (equivalent to US$13.3 million) to purchase certain production and testing equipment. The Company prepaid RMB33.9 million (equivalent to US$5.0 million) as of March 31, 2019.

Note 7 – Losses on foreign currency option contracts

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

Note 8 – Borrowings

The Company has credit facilities with several banks under which they draw short-term and long-term bank loans as described below.

(a)  Current

	March 31,	December 31,
	2019	2018
	US$	US$
Unsecured loans	394,064,008	418,198,508
Loans secured by accounts receivable	66,830,029	65,567,082
Loans secured by restricted cash	84,351,118	69,500,000
Current portion of long-term bank loans (note b)	178,057,193	176,401,330
Total short-term loans, including current portion of long-term bank loans	723,302,348	729,666,920

As of March 31, 2019 and December 31, 2018, the Company's short-term bank loans (including the current portion of long-term bank loans) bear a weighted average interest rate of 5.2% and 4.7% per annum, respectively. All short-term bank loans mature at various times within one year and contain no renewal terms.

During year 2018, the Company obtained thirty-four loans in a total amount of RMB1,350.0 million (equivalent to US$200.5 million) secured by accounts receivables of RMB1,948.9 million (equivalent to US$289.4 million) at an annual interest rate of 4.350%. The Company repaid twenty-one loans in total RMB900.0 million (equivalent to US$133.7 million), and retrieved accounts receivables of RMB1,299.8 million (equivalent to US$193.0 million) in year 2018.  As of March 31, 2019, the remaining loans secured by accounts receivables were RMB450.0 million (equivalent to US$66.8 million).

In July 2017, the Company obtained a one-year secured loan of US$14.0 million from Bank of China (Paris Branch) at an annual interest rate of 2.5%. The loan was secured by restricted cash of RMB107.0 million (equivalent to US$15.9 million) in Bank of China in Harbin, China. In accordance with the renewal agreement on July 19, 2018, the repayment term of the loan was extended and the loan was subsequently repaid in April 2019.

In October 2017, the Company obtained a one-year secured loan of US$5.0 million from Bank of China (Paris Branch) at an annual interest rate of 2.5%. The loan was secured by restricted cash of RMB37.5 million (equivalent to US$5.6 million) in Bank of China in Harbin, China. In accordance with the renewal agreement on July 19, 2018, the repayment term of the loan was extended and the loan was subsequently repaid in April 2019.

In October 2017, the Company obtained a one-year secured loan of US$5.5 million from Bank of China (Paris Branch) at an annual interest rate of 2.5%. The loan was secured by restricted cash of RMB42.0 million (equivalent to US$6.2 million) in Bank of China in Harbin, China. In accordance with the renewal agreement on July 19, 2018, the repayment term of the loan was extended and the loan was subsequently repaid in April 2019.

In May 2018, the Company obtained a three-month secured short-term loan of US$45.0 million from Standard Chartered Bank with the interest rate at 1.5% per annum over LIBOR payable on the last day of its interest period. The loan was secured by restricted cash of RMB300.0 million (equivalent to US$44.6 million) in Standard Chartered Bank in Harbin, China.  The Company did not repay the loan on time which is due on August 17, 2018 due to the stricter foreign exchange control in the PRC. Management is in the discussion with the Standard Chartered Bank to resolve this matter.

In January 2019, the Company obtained a nine-month secured short-term loan of RMB100.0 million (equivalent to US$14.9 million) from Postal Savings Bank of China at an annual interest rate of 4.35%. The loan was secured by restricted cash of RMB10.0 million (equivalent to US$1.5 million) in Postal Savings Bank of China.

(b) Non-current

	March 31, 2019	December 31, 2018
	US$	US$
Secured loans	76,433,573	2,177,985
Unsecured loans	199,807,529	196,031,589
Syndicate loan facility	90,000,000	90,000,000
Less: current portion	(178,057,193)	(176,401,330)
Total long-term bank loans, excluding current portion	188,183,909	111,808,244

In October and November 2015, the Company obtained three long term unsecured loans of RMB260.0 million (equivalent to US$38.6 million) from Bank of China at an annual interest rate of 4.75%. In January 2016, the Company obtained a long term unsecured loan of RMB80.0 million (equivalent to US$11.9 million) from Bank of China at an annual interest rate of 4.75%. On December 9, 2016, the Company obtained a long term unsecured loan of RMB30.0 million (equivalent to US$4.5 million) from Bank of China at an annual interest rate of 4.75%. On March 23, 2017, the Company obtained a long term unsecured loan of RMB25.0 million (equivalent to US$3.7 million) from Bank of China at an annual interest rate of 4.75%. The Company repaid RMB10.0 million (equivalent to US$1.5 million) on April 28, 2017, RMB40.0 million (equivalent to US$6.0 million) on October 28, 2017, RMB25.0 million (equivalent to US$3.7 million) on April 28, 2018 and RMB100.0 million (equivalent to US$14.9 million) on October 28, 2018. RMB25.0 million (equivalent to US$3.7 million), RMB100.0 million (equivalent to US$14.9 million), RMB20.0 million (equivalent to US$3.0 million), and RMB75.0 million (equivalent to US$11.0 million) will be repaid on April 28, 2019, October 28, 2019, April 28, 2020 and October 28, 2020, respectively.

On August 22, 2016, Xinda Holding (HK) Company Limited ("Xinda Holding (HK)") a wholly owned subsidiary of the Company, entered into a facility agreement for a loan facility in an aggregate amount of US$180.0 million with a consortium of banks and financial institutions led by Standard Chartered Bank (Hong Kong) Limited. The Company paid arrangement fees and legal fees in the amount of US$6.77 million for the related loan, which were all amortized as of March 31, 2019. Debt issuance costs are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the loan and amortized to interest expense using the effective interest rate of 6.205% as of March 31, 2019. The Company repaid US$22.5 million, US$22.5 million and US$45.0 million on November 22, 2017, February 22, 2018 and May 22, 2018, respectively. US$90.0 million of the principal amount should be repaid on August 22, 2018. The loans were not repaid on time due to the stricter foreign exchange control in the PRC. As of March 31, 2019, the Company totally pledged RMB348.7 million (equivalent to US$51.8 million) restricted cash to secure the repayment of the above loan. In accordance with the renewal agreement in March 2019, the repayment term of the above loan was extended to April 15, 2019. However, the Company did not subsequently repay the loan on April 15, 2019 due to the stricter foreign exchange control in the PRC. Management is in the discussion with the Standard Chartered Bank to resolve this matter.

During 2017, the Company obtained four long-term unsecured loans of RMB430.0 million (equivalent to US$63.9 million) from Nanchong Shuntou Development Group Co., Ltd. at an annual interest rate of 4.35%. In accordance with the renewal agreements on April 02, 2019, the repayment terms of the four loans were extended and the loans will be due on September 30, 2019.

On December 1, 2017, the Company obtained a seven-year unsecured loan of RMB526.3 million (equivalent to US$78.2 million) from Longjiang Bank, Harbin Branch at an annual interest rate of 4.9%. The Company borrowed another long-term loan in amount of RMB169.1 million (equivalent to US$25.1 million) in January 2018 at an annual interest rate of 4.9%.  RMB15.0 million (equivalent to US$2.2 million), RMB20.0 million (equivalent to US$3.0 million), RMB35.0 million (equivalent to US$5.2 million), RMB35.0 million (equivalent to US$5.2 million), RMB70.0 million (equivalent to US$10.4 million), RMB70.0 million (equivalent to US$10.4 million) and RMB450.4 million (equivalent to US$66.9 million) will be repaid on June 30, 2019, December 30, 2019, June 30, 2020, December 30, 2020, June 30, 2021, December 30, 2021, and after 2021, respectively.

On December 26, 2018, the Company obtained a five-year secured loan of AED8.0 million (equivalent to US$2.2 million) from National Bank of Umm Al Qaiwain at an interest rate of three-month EBOR (2.79% as of March 31, 2019) plus 3.75%. The long-term loan was secured by an undated cheque of AED8.8 million (US$2.4 million) favouring the bank provided by Dubai Xinda. The cheque would not be cashed by the bank unless Dubai Xinda defaults. Principal will be repaid in ten half-yearly installments of AED0.8 million (equivalent to US$0.2 million) each.

On January 22, 2019, the Company obtained a two-year secured loan of RMB500.0 million (equivalent to US$74.2 million) from China Construction Bank. The long-term loan was secured by the right of equity income of Sichuan Xinda, which was previously held by HLJ Xinda Group. The registration of pledge was completed on January 7, 2019.

Maturities on long-term bank loans (including current portion) are as follows:

March 31, 2019
US$
2019	178,057,193
2020	24,939,940
2021	95,482,749
2022	27,167,609
After 2022	40,593,611
Total	366,241,102

 Note 9 – Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2019	December 31, 2018
	US$	US$
Payables for purchase of property, plant and equipment	12,922,814	53,059,897
Accrued freight expenses	31,252,409	25,908,990
Accrued interest expenses	12,628,239	8,873,532
Contract liabilities (i)	1,775,010	16,105,245
Non income tax payables	4,049,713	6,425,236
Others (ii)	19,795,699	16,553,998
Total accrued expenses and other current liabilities	82,423,884	126,926,898

(i) Contract liabilities mainly represent the advance received from customers in the PRC for the finished goods and raw materials purchases as of March 31, 2019. The change in contract liabilities primarily represents the cash received, less amounts recognized as revenues during the period.
(ii) Others mainly represent accrued payroll and employee benefits, accrued audit and consulting fees, electricity fee and other accrued miscellaneous operating expenses.

Note 10 – Related party transactions

The related party transactions are summarized as follows:

	Three-Month Period Ended March 31,
	2019	2018
	US$	US$
Transactions with related parties:
Interest-free advances from a senior management employee of HLJ Xinda Group	289,298	-

The related party balances are summarized as follows:

	March 31, 2019	December 31, 2018
	US$	US$
Amounts due to related parties:
Mr. Jie Han (i)	10,098,760	9,907,915
Mr. Jie Han’s wife (i)	3,232,606	3,180,965
Mr. Jie Han’s son (i)	742,556	728,523
Senior management employees in HLJ Xinda Group and Sichuan Xinda (ii)	4,921,829	4,548,335
Total amounts due to related parties	18,995,751	18,365,738

(i) During the year ended December 31, 2018, the Company received RMB68.0 million (equivalent to US$10.1 million) from Mr. Jie Han, the Chairman of the Company, RMB21.8 million (equivalent to US$3.2 million) from Ms. Limei Sun, the wife of Mr. Jie Han, RMB5.0 million (equivalent to US$0.7 million) from Mr. Tiexin Han, the son of Mr. Jie Han.

(ii) In August 2018, the Company received RMB10.0 million (equivalent to US$1.5 million) each from three senior management employees (Messers Junjie Ma, Yuchong Jia, Guangjun Jiao) of Sichuan Xinda as interest-free advances to Sichuan Xinda. During the year ended December 31, 2018, the Company also received RMB1.2 million (equivalent to US$0.2 million) from a senior management employee (Mr. Rujun Dai) of HLJ Xinda Group as interest-free advances to HLJ Xinda Group. During the three-month period ended March 31, 2019, the Company received another RMB1.9 million (equivalent to US$0.3 million) from Mr. Rujun Dai.

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

The effective income tax rates for the three-month periods ended March 31, 2019 and 2018 were 24.9% and 24.5%, respectively.  The effective income tax rate increased from 24.5% for the three-month period ended March 31, 2018 to 24.9% for the three-month period ended March 31, 2019, primarily due to the decrease of Sichuan Xinda's profit before tax ("PBT") ratio. The effective income tax rate for the three-month period ended March 31, 2019 differs from the PRC statutory income tax rate of 25% primarily due to Sichuan Xinda's preferential income tax rate and  75% additional deduction of R&D expenses of the major PRC operating entities.

As of March 31, 2019, the unrecognized tax benefits were US$34,626,289 and the interest relating to unrecognized tax benefits was US$13,710,137, of which the unrecognized tax benefits in year 2013 amounting to US$3,752,714 and related accrued interest amounting to US$3,164,360 were classified as current liabilities as the five-year tax assessment period will expire on May 31, 2019. No penalties expense related to unrecognized tax benefits were recorded. The Company is currently unable to provide an estimate of a range of the total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.

Note 12 – Deferred Income

On January 26, 2015, the Company entered into a memorandum and a fund support agreement (the "Agreement") with the People's Government of Shunqing District, Nanchong City, Sichuan Province ("Shunqing Government") pursuant to which Shunqing Government, through its investment vehicle, extended to the Company RMB350 million (equivalent to US$52.0 million) to support the construction of the Sichuan plant, which has been received in full in the form of government repayment of bank loans on behalf of the Company.

In addition, the Company has received RMB332.2 million (equivalent to US$49.3 million) from Shunqing Government and RMB6.4 million (equivalent to US$1.0 million) from Ministry of Finance of the People's Republic of China to support the construction and RMB2.2 million (equivalent to US$0.3 million) special funds of ministerial key research projects from Ministry of Science and Technology of PRC as of March 31, 2019.

The Company has also received RMB45.0 million (equivalent to US$6.7 million) from Harbin Bureau of Finance for Biomedical composites project as of March 31, 2019.

Since the funding is related to the construction of long-term assets, the amounts were recognized as government grant, which is included in deferred income on the consolidated balance sheets, and to be recognized as other income in the consolidated statements of comprehensive income over the periods and in the proportions in which depreciation expense on the long-term assets is recognized.

The Sichuan factory has been operational since July 2016. A cumulative RMB80.2 million (equivalent to US$11.9 million) government grants have been amortized as other income proportionate to the depreciation of the related assets, of which RMB8.7 million (equivalent to US$1.3 million) was amortized in the three-month period ended March 31, 2019.

The Company also received RMB36.0 million (equivalent to US$5.3 million) from Shunqing Government with respect to interest subsidy for bank loans. A cumulative RMB16.4 million (equivalent to US$2.4 million) government grants have been amortized as other income in line with the amount of related loan interest accrued.

Note 13 – Other non-current liabilities

	March 31,	December 31,
	2019	2018
	US$	US$
Income tax payable-noncurrent (i)	95,285,414	92,461,068
Deferred income tax liabilities	6,312,385	6,716,921
Others	2,395,783	2,395,783
Total other non-current liabilities	103,993,582	101,573,772

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

Note 14 – Stockholders' equity

The changes of each caption of stockholders' equity for the three-month period ended March 31, 2019 are as follows:

	Series B Preferred Stock		Common Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Stockholders' Equity
		US$		US$
Balance as of January 1, 2019	1,000,000	100	50,948,841	5097	(92,694)	86,633,582	717,103,890	(54,732,547)	748,917,428
Net income	-	-	-	-	-	-	10,980,715	-	10,980,715
Other comprehensive income	-	-	-	-	-	-	-	14,670,801	14,670,801
Balance as of March 31, 2019	1,000,000	100	50,948,841	5097	(92,694)	86,633,582	728,084,605	(40,061,746)	774,568,944

Note 15 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-Month Period Ended March 31,
	2019	2018
	US$	US$

Numerator:
Net income	10,980,715	19,099,901

Less:
Earnings allocated to participating Series D convertible preferred stock	(2,624,264)	(4,638,091)
Earnings allocated to participating nonvested shares	-	(46,703)
Net income for basic and dilutive earnings per share	8,356,451	14,415,107

Denominator:
Denominator for basic and diluted earnings per share	50,948,841	49,727,731

Earnings per share:
Basic and diluted	0.16	0.29

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month periods ended March 31, 2019 and 2018 because their effects are anti-dilutive:

	Three-Month Period Ended March 31,
	2019	2018

Shares issuable upon conversion of Series D convertible preferred stock	16,000,000	16,000,000

Note 16 - Commitments and contingencies

(1)   Sichuan plant construction and equipment purchase

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1,800 million (equivalent to US$267.3 million) in property, plant and equipment and approximately RMB600 million (equivalent to US$89.1 million) in working capital, for the construction of Sichuan plant.  As of March 31, 2019, the Company has a remaining commitment of RMB54.8 million (equivalent to US$8.1 million) mainly for facility construction.

In September 2016, Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB17.0 million (equivalent to US$2.5 million) to purchase storage facility and testing equipment. Afterward, Sichuan Xinda cancelled two contracts with Hailezi for a consideration of RMB1.6 million (equivalent to US$0.2 million). As of March 31, 2019, Sichuan Xinda prepaid RMB6.0 million (equivalent to US$0.9 million) and has a remaining commitment of RMB9.4 million (equivalent to US$1.4 million).

On October 20, 2016, Sichuan Xinda entered into an equipment purchase contract with Peaceful for a total consideration of RMB89.8 million (equivalent to US$13.3 million) to purchase certain production and testing equipment. As of March 31, 2019, the Company has a commitment of RMB55.9 million (equivalent to US$8.3 million).

On November 15, 2016, Sichuan Xinda entered into decoration contract with Beijin Construction  to perform indoor and outdoor decoration work for a consideration of RMB237.6 million (equivalent to US$35.4 million).  On February 20, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform outdoor decoration work for a consideration of RMB2.9 million (equivalent to US$0.4 million). On June 10, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform ground decoration work for a consideration of RMB23.8 million (equivalent to US$3.5 million). As of March 31, 2019, Sichuan Xinda prepaid RMB120.9 million (equivalent to US$18.0 million) of which RMB74.0 million (equivalent to US$11.0 million) was transferred to construction in progress and has a remaining commitment of RMB143.4 million (equivalent to US$21.3 million).

In connection with the Nanchong Project mentioned in Note 6 (i), Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB2,242.8 million (equivalent to US$333.1 million) to purchase production equipment and testing equipment in March 2017.  By the end of June 2017, Sichuan Xinda expected to launch an integrated ERP system, which resulted in the equipment to be purchased under the original contracts with Hailezi not meeting the production requirements. Thus the original contracts have been terminated with the amount of RMB2,222.9 million (equivalent to US$330.1 million), and Hailezi agreed to refund the prepayment in the amount of RMB1,704.9 million (equivalent to US$253.2 million) by the end of March 2018, out of the total prepayment made by Sichuan Xinda of RMB1,722.9 million (equivalent to US$255.9 million). As of June 30, 2018, Hailezi has refunded the prepayment in the amount of RMB1,704.9 million (equivalent to US$253.2 million). As of March 31, 2019, Sichuan Xinda prepaid RMB18.0 million (equivalent to US$2.7 million) and has a remaining commitment of RMB1.9 million (equivalent to US$0.3 million).

In connection with the Nanchong Project, on June 21, 2018, Sichuan Xinda entered into another equipment purchase contracts with Hailezi to purchase production equipment and testing equipment for a consideration of RMB1,900 million (equivalent to US$282.3 million). Pursuant to the contracts with Hailezi, Sichuan Xinda have prepaid RMB1,710 million (equivalent to US$254.0 million) at the end of March 2019, and has a remaining commitment of RMB190 million (equivalent to US$28.3 million).

(2)  Heilongjiang plant construction and equipment purchase

In connection with the equipment purchase contracts with Hailezi signed on September 26, 2016 and February 28, 2017 mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB31.2 million (equivalent to US$4.6 million) as of March 31, 2019.

In connection with the "HLJ Project" mentioned in Note 6 (i), pursuant to the three investment agreements, the project total capital expenditure will be RMB4,015.0 million (equivalent to be US$596.3million), among which the investment in fixed assets shall be no less than RMB3,295.0 million (equivalent to US$489.3 million) in total. Pursuant to the contracts with Hailezi signed in November 2017 mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB18.8 million (equivalent to US$2.8 million) as of March 31, 2019.

In connection with the HLJ project, on June 25, 2018, HLJ Xinda Group entered into another equipment purchase contract with Hailezi to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a consideration of RMB749.8 million (equivalent to US$111.4 million). Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB300.7 million (equivalent to US$44.6 million) as of March 31, 2019, and has a remaining commitment of RMB449.1 million (equivalent to US$66.8 million).

In connection with the HLJ Project, on July 12, 2018, Heilongjiang Xinda Enterprise Group Company Limited (“HLJ Xinda Group”) entered into an equipment purchase contract with Hailezi to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a consideration of RMB1,157.0 million (equivalent to US$171.8 million). Pursuant to the contract with Hailezi, HLJ Xinda has prepaid RMB240.8 million (equivalent to US$35.8 million) as of March 31, 2019, and has a remaining commitment of RMB916.2 million (equivalent to US$136.0 million).

(3)  Dubai plant construction and equipment

On April 28, 2015, Dubai Xinda entered into a warehouse construction contract with Falcon Red Eye Contracting Co. L.L.C. for a total consideration of AED6.7 million (equivalent to US$1.8 million). As of March 31, 2019, the Company has a remaining commitment of AED1.6 million (equivalent to US$0.4 million).

(4)  Xinda CI (Beijing) office building decoration

On March 30, 2017, Xinda CI (Beijing) Investment Holding Co., Ltd. ("Xinda Beijing Investment") entered into a decoration contract with Beijing Fangyuan Decoration Engineering Co., Ltd. for a total consideration of RMB5.8 million (equivalent to US$0.9 million) to decorate office building. As of March 31, 2019, the decoration work in the amount of RMB2.0 million (equivalent to US$0.3 million) was recorded in construction in progress. As of March 31, 2019, the Company has a remaining commitment of RMB3.8 million (equivalent to US$0.6 million).

On June 9, 2017, Xinda CI (Beijing) entered into a decoration contract with Beijing Zhonghongwufang Stone Co., Ltd for a total consideration of RMB1.2 million (equivalent to US$0.2 million) to decorate office building. As of March 31, 2019, the decoration work in the amount of RMB0.6 million (equivalent to US$0.1 million) was recorded in construction in progress. As of March 31, 2019, the Company has a remaining commitment of RMB0.6 million (equivalent to US$0.1 million).

Note 17 - Revenues

Revenues consist of the following:
	Three-Month Period Ended March 31,
	2019	2018
	US$	US$

Modified Polyamide 66 (PA66)	83,878,245	81,785,392
Modified Polyamide 6 (PA6)	66,168,094	64,041,001
Plastic Alloy	63,136,625	78,566,416
Modified Polypropylene (PP)	37,057,054	50,215,551
Modified Acrylonitrile butadiene styrene (ABS)	13,447,629	8,596,982
Polyoxymethylenes (POM)	2,596,461	2,123,385
Polyphenylene Oxide (PPO)	16,859,150	4,169,561
Polylactide (PLA)	16,511,356	20,881,846
Polyethylene (PE)	1,772,744	-
Raw materials	38,649	72,899
Total Revenue	301,466,007	310,453,033

The following table provides sales by major customer group for the three-month periods ended March 31, 2019 and 2018:

	Three-Month Period Ended March 31,
	2019	2018
	US$	US$
Distributors	282,883,471	303,538,842
Direct customers	18,543,887	6,841,292
Others	38,649	72,899
Total	301,466,007	310,453,033

Note 18 - Gains on disposal of a subsidiary

On November 13, 2018, HLJ Xinda Group entered into an agreement with Shanghai Sales, to transfer the wholly owned equity of Heilongjiang Xinda Enterprise Group (Shanghai) New Materials Research and Development Co., Ltd. ("Shanghai New Materials R&D") from HLJ Xinda Group to Shanghai Sales with no consideration as a result of group restructuring to streamline resources and improve operating efficiency.

The legal transfer was completed on February 1, 2019 and the Company recorded gains of US$0.5 million on disposal of Shanghai New Materials R&D for the three-month period ended March 31, 2019.

Note 19 - Leases

As discussed in Note 1, effective January 1, 2019, the Company adopted Topic 842. At the inception of a contract, the Company determines if the arrangement is, or contains, a lease. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Rent expense is recognized on a straight-line basis over the lease term.
The Company has made certain accounting policy elections whereby it does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less). All of the Company’s existing leases as of March 31, 2019 were classified as operating leases. As of March 31, 2019, the Company had operating leases for land and office with remaining terms expiring from 2022 through 2037 and a weighted average remaining lease term of 18.01 years. Weighted average discount rate used in the calculation of the lease liabilities was 6.7%. The discount rate reflects the estimated incremental borrowing rate, which includes an assessment of the credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to the lease payments in a similar economic environment.

Lease cost for the three-month period ended March 31, 2019 is as follows:

Three-Month Period Ended March 31,
2019
US$
Operating lease cost	423,571
Short-term lease cost	179,195
Total lease cost	602,766

As of March 31, 2019, the maturities of the operating lease liabilities are as follows:

Remaining Lease Payments US$
2019	1,036,925
2020	1,385,329
2021	1,407,790
2022	1,408,148
2023	1,423,965
Thereafter	22,010,068
Total remaining lease payments	28,672,225
Less: imputed interest	(11,700,822)
Total operating lease liabilities	16,971,403
Less: current portion	(2,304,598)
Non-current operating lease liabilities	14,666,805
Weighted-average remaining lease term	18 years
Weighted-average discount rate	6.7%

Supplemental cash flow information related to leases is as follows:
Three-Month Period Ended March 31,
Supplemental disclosure of cash flow information:	2019
Cash paid for amounts included in the measurement of lease liabilities:	US$
Operating cash flows from operating leases	128,517
Right-of-use assets obtained in exchange for new lease liabilities:
Operating lease	16,075,213

As previously disclosed in the consolidated financial statement for the year ended December 31, 2018 and under the previous lease standard (Topic 840), future minimum annual lease payments for the years subsequent to December 31, 2018 and in aggregate are as follows:

US$
Years ended December 31,
2019	2,174,439
2020	1,486,007
2021	1,486,007
2022	1,446,251
2023	1,482,593
Thereafter	21,176,139

Rental expenses incurred for operating leases of plant and equipment and office spaces were US$2,455,509 in 2018.

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

Overview
China XD is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China, and to a lesser extent, in Dubai, UAE. Through our wholly-owned operating subsidiaries in China and UAE, we develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 489 certifications from manufacturers in the automobile industry as of March 31, 2019. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province.  Our Research and Development (the "R&D") team consists of 67 professionals and 7 consultants. As a result of the integration of our academic and technological expertise, we have a portfolio of 476 patents, 32 of which we have obtained the patent rights and the remaining 444 of which we have applications pending in China as of March 31, 2019.

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

The Company's products are primarily used in the production of exterior and interior trim and functional components of 31 automobile brands and 103 automobile models manufactured in China, including Audi, Mercedes Benz, BMW, Toyota, Buick, Chevrolet, Mazda, Volvo, Ford, Citroen, Jinbei, VW Passat, Golf, Jetta, etc.  Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing plants in Harbin, Heilongjiang in the PRC. As of March 31, 2019, in Harbin, Heilongjiang Province, we had approximately 290,000 metric tons of production capacity across 64 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwanese conveyer systems. In December 2013, we broke ground on the construction of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, which we expect will bring total domestic installed production capacity to 590,000 metric tons with the addition of 70 new production lines upon the completion of the construction of our fourth production plant. Sichuan Xinda has been supplying to its customers since 2013. We installed 50 production lines in the second half of 2016 in our Sichuan plant with production capacity of 216,000 metric tons during the year of 2017 and an additional 10 production lines in July 2018, bringing the total capacity to 259,200 metric tons. As of March 31, 2019, there is still construction ongoing on the site of our Sichuan plant which is to be expected to be completed by the end of the third quarter of 2019. In order to develop potential overseas markets, Dubai Xinda obtained one leased property and two purchased properties, approximately 52,530 square meters in total, including one leased 10,000 square meters, and two purchased 20,206 and 22,324 square meters on January 25, 2015, June 28, 2016 and September 21, 2016, respectively, from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE, with constructed building comprising warehouses, offices and service blocks. In addition to the earlier 10 trial production lines in Dubai Xinda, the Company completed installing 45 production lines with 11,250 metric tons of annual production capacity by the end of November 2018, and  an additional 40 production lines with 13,000 metric tons of annual production capacity were still in construction ongoing, expected to be completed by the end of 2019, bringing total installed production capacity in Dubai Xinda to 24,250 metric tons, targeting high-end products for the overseas market.

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

Highlights for the three months ended March 31, 2019 include:

●    Revenues were $301.5 million, a decrease of 2.9% from $310.5 million in the first quarter of 2018
●    Gross profit was $50.3 million compared to $53.9 million in the first quarter of 2018
●    Gross profit margin decreased to 16.7% from 17.4% in the first quarter of 2018
●    Net income was $11.0 million compared to $19.1 million in the first quarter of 2018
●    Total volume shipped was 94,444 metric tons, down 11.1% from 106,236 metric tons in the first quarter of 2018

Results of Operations

The following table sets forth, for the periods indicated, statements of income data in thousands of USD:

	Three-Month Period Ended March 31,
(in thousands, except percentages)	2019		2018
	Amount	%	Amount	%
Revenues	$301,466	100%	$310,453	100%
Cost of revenues	$251,136	83%	$256,586	83%
Gross profit	$50,330	17%	$53,867	17%
Total operating expenses	$19,115	6%	$14,976	5%
Operating income	$31,214	11%	$38,891	12%
Income before income taxes	$14,622	5%	$25,311	8%
Income tax expenses	$3,642	1%	$6,211	2%
Net income	$10,981	4%	$19,100	6%

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Revenues

Revenues were US$301.5 million in the first quarter ended March 31, 2019, a decrease of US$9.0 million, or 2.9%, compared to US$310.5 million in the same period of last year. This was due to approximately 11.1% decrease in sales volume, and 6.5% negative impact from exchange rate due to depreciation of RMB against US dollars, and partially offset by 15.7% increase in the average selling price, as compared with those of the same period of last year.

(i) Domestic market

For the three months ended March 31, 2019, revenue from domestic market decreased by US$14.7 million as a combined result of: a decrease of 11.8% in sales volume; and a depreciation of RMB against USD by 6.5%; partially offset by an increase of 14.3% in the average RMB selling price of our products, as compared with those of last year.

According to the China Association of Automobile Manufacturers, automobile production and sales in China decreased by 9.8% and 11.3%, respectively, for the first quarter of 2019 as compared to the same period of 2018. As weakening in macroeconomic conditions since summer of 2018 continued to exacerbate auto business environment, our domestic sales during the first quarter of 2019 decreased by 4.9% as compared to the same period of the prior year, including 26.9% decrease in Southwest China and 22.0% decrease in East China.

Thanks to our positive efforts to expand our customer bases and to meet their new requirements, the Company has increased significant growth of 13.6% in North China, and 12.0% in South China,

As for the RMB selling price, the increase of 14.3% was mainly due to more sales of higher-end products such as modified POM and PPO, and sales of new categories of higher-end products of PA66 and PA6 produced with high-priced raw materials for higher selling price in China.

(ii) Overseas market

For the three months ended March 31, 2019, revenues from overseas market was US$5.8 million as compared to US$54,854 of that in 2018.

After a successful trial production at our production base in Dubai in November 2018, the Company has tried to develop new overseas customers besides the existing customer in the Republic of Korea, and has established business relationships with new customers in UAE and India, and shipped products to the end users in Europe. We are optimistic about the prospect of our business expansion overseas.

The following table summarizes the breakdown of revenues by categories in millions of US$:

(in millions, except percentage)	Revenues For the Three-Month Period Ended March 31,
	2019		2018		Change in	Change in
	Amount	%	Amount	%	Amount	%
Modified Polyamide 66 (PA66)	83.9	27.8%	81.8	26.3%	2.1	2.6%

Plastic Alloy	63.1	20.9%	78.6	25.3%	(15.5)	(19.7)%

Modified Polyamide 6 (PA6)	66.2	22.0%	64.0	20.6%	2.2	3.4%

Modified Polypropylene (PP)	37.1	12.3%	50.2	16.2%	(13.1)	(26.1)%

Modified Acrylonitrile butadiene styrene (ABS)	13.4	4.4%	8.6	2.8%	4.8	55.8%

Polyoxymethylenes (POM)	2.6	0.9%	2.1	0.7%	0.5	23.8%

Polyphenylene Oxide (PPO)	16.9	5.6%	4.3	1.4%	12.6	293.0%

Modified Polylactic acid (PLA)	16.5	5.5%	20.9	6.7%	(4.4)	(21.1)%

Polyethylene (PE)	1.8	0.6%	0.0	0.0%	1.8	N/A

Raw Materials	0.0	0.0%	0.0	0.0%	0.0	0.0%
Total Revenues	301.5	100%	310.5	100%	(9.0)	(2.9)%

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Three-Month Period Ended March 31,
	2019		2018		Change in	Change in
	MT	%	MT	%	MT	%
Modified Polyamide 66 (PA66)	16,985	18.0%	19,591	18.4%	(2,606)	(13.3)%

Plastic Alloy	21,658	22.9%	26,787	25.2%	(5,129)	(19.1)%

Modified Polyamide 6 (PA6)	17,344	18.4%	20,896	19.7%	(3,552)	(17.0)%

Modified Polypropylene (PP)	24,908	26.4%	31,613	29.8%	(6,705)	(21.2)%

Modified Acrylonitrile butadiene styrene (ABS)	6,633	7.0%	3,923	3.7%	2,710	69.1%

Polyoxymethylenes (POM)	785	0.8%	610	0.6%	175	28.7%

Polyphenylene Oxide (PPO)	3,217	3.4%	690	0.6%	2,527	366.2%

Modified Polylactic acid (PLA)	1,594	1.7%	2,126	2.0%	(532)	(25.0)%

Polyethylene (PE)	1,320	1.4%	-	0.0%	1,320	N/A

Total Sales Volume	94,444	100%	106,236	100%	(11,792)	(11.1)%

The Company continued to shift production mix from traditional lower-end products such as PP to higher-end products such as POM and PPO, primarily due to (i) greater growth potential of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) better quality demand from and consumer recognition of higher-end cars made by automotive manufacturers from Chinese and Germany joint ventures, Sino-U.S. and Sino-Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Profit Margin

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2019	2018	Amount	%
Gross Profit	$50.3	$53.9	$(3.6)	(6.7)%
Gross Profit Margin	16.7%	17.4%		(0.7)%

Gross profit was US$50.3 million in the quarter ended March 31, 2019, compared to US$53.9 million in the same period of 2018, representing a decrease of 6.7% or US$3.6 million. Our gross margin decreased to 16.7% during the quarter ended March 31, 2019 from 17.4% during the same quarter of 2018 primarily due to the adopted lower-priced strategy as a new entrant to new higher-end products of PA6 and PA66 in domestic market for the first quarter ended March 31, 2019 as compared to that of the prior year.

General and Administrative Expenses

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2019	2018	Amount	%
General and Administrative Expenses	$8.8	$8.9	$(0.1)	(1.1)%
as a percentage of revenues	2.9%	2.9%		0.0%

General and administrative (G&A) expenses were US$8.8 million in the quarter ended March 31, 2019 compared to US$8.9 million in the same period in 2018, representing a decrease of 1.1%, or US$0.1 million. The decrease was primarily due to our approach on optimizing management structure and enhancing efficiency, leading to the decrease of (i) US$0.9 million in salary and welfare, and partially offset by the increase of (ii) US$0.8 million in professional fees.

Research and Development Expenses

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2019	2018	Amount	%
Research and Development Expenses	$10.1	$5.0	$5.1	102.0%
as a percentage of revenues	3.3%	1.6%		1.7%

R&D expenses were US$10.1 million during the quarter ended March 31, 2019 compared with US$5.0 million during the same period in 2018, an increase of US$5.1 million, or 102.0%. This significant increase was primarily due to (i) elevated R&D activities to meet the new higher specification requirements from potential customers, especially overseas; and (ii) increased efforts directed towards applications in new electrical equipment and electronics, alternative energy applications, power devices, aviation equipment and ocean engineering, in addition to other new products primarily for advanced industrialized applications in the automobile sector and in new verticals such as ships, airplanes, high-speed rail, 3D printing materials, biodegradable plastics, and medical devices.

As of March 31, 2019, the number of ongoing research and development projects was 355. We expect to complete and commence to realize economic benefits from approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.

Operating Income

Total operating income was US$31.2 million in the first quarter ended March 31, 2019 compared to $38.9 million in the same period of 2018, representing a decrease of 19.8% or US$7.7 million. This decrease is primarily due to the lower gross margin, higher R&D expenses, partially offset by the lower general & administration expenses and selling expenses.

Interest Income (Expenses)

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2019	2018	Amount	%
Interest Income	$0.4	$2.3	$(1.9)	(82.6)%
Interest Expenses	(17.5)	(12.9)	(4.6)	35.7%
Net Interest Expenses	(17.1)	(10.6)	(6.5)	61.3%
as a percentage of revenues	(5.7)%	(3.3)%		(2.4)%

Net interest expenses were US$17.1 million for the three-month period ended March 31, 2019, compared to $10.6 million in the same period of 2018, representing an increase of 61.3% or US$6.5 million, primarily due to (i) the increase of average short-term and long-term loan balance in amount of US$990.1 million for the three months ended March 31, 2019 compared to US$854.2 million for the same period in 2018; (ii) the increase of interest expense resulting from the average loan interest rate increased to 4.91% for the three months ended March 31, 2019 compared to 4.72% of the same period in 2018; (iii) the decrease of average deposit balance in amount of US$242.4 million for the first quarter ended March 31, 2019 compared to US$626.8 million for the same period in prior year; and (iv) the decrease of interest income resulting from the average deposit interest rate decreased to 0.72% for the first quarter ended March 31, 2019 compared to 1.52% of the same period in 2018.

Income Taxes

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2019	2018	Amount	%
Income before Income Taxes	$14.6	$25.3	$(10.7)	(42.3)%
Income Tax Expense	(3.6)	(6.2)	2.6	(41.9)%
Effective income tax rate	24.9%	24.5%		0.4%

The effective income tax rates for the three-month periods ended March 31, 2019 and 2018 were 24.9% and 24.5%, respectively.  The effective income tax rate increased from 24.5% for the three-month period ended March 31, 2018 to 24.9% for the three-month period ended March 31, 2019, primarily due to the decrease of Sichuan Xinda's profit before tax ("PBT") ratio. The effective income tax rate for the three-month period ended March 31, 2019 differs from the PRC statutory income tax rate of 25% primarily due to Sichuan Xinda's preferential income tax rate and  75% additional deduction of R&D expenses of the major PRC operating entities.

Our PRC and Dubai subsidiaries have US$506.2 million of cash and restricted cash as of March 31, 2019, which are planned to be indefinitely reinvested in the PRC and Dubai. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries. In addition, due to our policy of indefinitely reinvesting our earnings in Dubai, UAE, we have not provided for deferred income tax liabilities related to Dubai Xinda in Dubai, UAE, on undistributed earnings.

Net Income

As a result of the above factors, we had a net income of US$11.0 million in the first quarter of 2019 compared to a net income of US$19.1 million in the same quarter of 2018.

Selected Balance Sheet Data as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018	Change
(in millions, except percentage)			Amount	%
Cash	78.9	41.3	37.6	91.0%
Restricted cash	427.3	325.7	101.6	31.2%
Accounts receivable, net of allowance for doubtful accounts	154.1	294.7	(140.6)	(47.7)%
Inventories	793.2	620.0	173.2	27.9%
Prepaid expenses and other current assets	96.3	132.2	(35.9)	(27.2)%
Property, plant and equipment, net	770.4	775.9	(5.5)	(0.7)%
Land use rights, net	30.2	29.8	0.4	1.3%
Long-term prepayments to equipment and construction suppliers	524.3	530.6	(6.3)	(1.2)%
Operating right of use assets, net	15.9	-	15.9	N/A
Other non-current assets	3.2	3.2	-	0.0%
Total assets	2,893.8	2,753.5	140.3	5.1%
Short-term bank loans, including current portion of long-term bank loans	723.3	729.7	(6.4)	(0.9)%
Bills payable	730.3	618.2	112.1	18.1%
Accounts payable	40.9	85.0	(44.1)	(51.9)%
Amounts due to related parties	19.0	18.4	0.6	3.3%
Income taxes payable, including noncurrent portion	101.1	99.2	1.9	1.9%
Accrued expenses and other current liabilities	82.4	126.9	(44.5)	(35.1)%
Long-term bank loans, excluding current portion	188.2	111.8	76.4	68.3%
Deferred income	100.3	99.6	0.7	0.7%
Operating lease liabilities, non-current	14.7	-	14.7	N/A
Redeemable Series D convertible preferred stock	97.6	97.6	-	-
Stockholders' equity	774.6	748.9	25.7	3.4%

Our financial condition continued to improve as measured by an increase of 3.4% in stockholders' equity as of March 31, 2019 as compared to that of December 31, 2018. Cash and restricted cash increased by 37.9% or US$139.2 million due to the increase of net cash provided by financing activities and operating activities. Inventories increased by 27.9% as a result of more purchases of the raw materials and the Company's strategy to stock up the finished goods for the upcoming orders. Prepaid expenses and other current assets decreased by 27.2% or US$35.9 million because (i) advances to suppliers for purchasing raw materials decreased by US$57.9 million; and partially offset by (ii) HLJ Xinda Group has reclassified US$16.1 million of long-term prepayments to Green River to receivables due from Shanghai sales; (iii) others mainly including prepaid miscellaneous service fee and staff advance. and interest receivable increased by US$5.9 million. The aggregate short-term and long-term bank loans increased by 8.3% due to using the line of credits to support operating and investing activities in HLJ Xinda Group and Sichuan Xinda. We define the manageable debt level as the sum of aggregate short-term and long-term loans over total assets.

LIQUIDITY AND CAPITAL RESOURCES
Our financial condition continued to improve as measured by an increase of 3.4% in stockholders' equity as of March 31, 2019 as compared to that of December 31, 2018. Cash and restricted cash increased by 37.9% or US$139.2 million due to the increase of net cash provided by financing activities and operating activities. Inventories increased by 27.9% as a result of increased purchases of the raw materials and the Company's strategy to stock up on finished goods for the upcoming orders. Prepaid expenses and other current assets decreased by 27.2% or US$35.9 million due to (i) advances to suppliers for purchasing raw materials decreased by US$57.9 million; and partially offset by (ii) HLJ Xinda Group reclassified US$16.1 million of long-term prepayments to Green River to receivables due from Shanghai sales; (iii) others increased by US$5.9 million. The aggregate short-term and long-term bank loans increased by 8.3% due to using the line of credits to support operating and investing activities in HLJ Xinda Group and Sichuan Xinda. We define the manageable debt level as the sum of aggregate short-term and long-term loans over total assets.

A summary of lines of credit for the three-month period ended March 31, 2019 and the remaining line of credit as of March 31, 2019 is as below:

(in millions)	March 31, 2019
	Lines of Credit, Obtained			Remaining Available
Name of Financial Institution	Date of Approval	RMB	USD	USD
Bank of Communication	August 6, 2018	120.0	17.8	-
China Everbright Bank	July 17, 2018	100.0	14.9	10.4
Bank of China	July 28, 2017	390.0	57.9	-
Bank of Longjiang, Heilongjiang	September 12, 2017	924.8	137.3	-
Industrial & Commercial Bank of China (ICBC)	September 5, 2018	1,300.0	193.1	90.0
Agricultural Bank of China	September 3, 2018	200.0	29.7	-
Export-Import Bank of China	August 22, 2018	200.0	29.7	-
Postal Savings Bank of China	April 19, 2018	400.0	59.4	44.6
Sichuan Tianfu Bank	February 12, 2018	50.0	7.4	-
Nanchong Shuntou Development Group Ltc.	January 30,2018	430.0	63.9	-
Standard Chartered Bank	August 22, 2016	913.1	135.6	0.6
Daqing State owned assets management company	December 1, 2017	24.7	3.7	-
Nanchong Rural Commercial Bank	January 30, 2018	250.0	37.1	-
Bank of Inner Mongolia	August 16, 2018	40.0	5.9	-
Harbin Rural Commercial Bank	July 31, 2018	350.0	52.0	-
Jianxin Financial Asset Investment Co,. Ltd.	March 29, 2019	110.0	16.3	-
Subtotal (credit term<=1 year)		5,802.6	861.7	145.6
Bank of China	July 28, 2016	275.0	40.8	26.7
Bank of Longjiang, Heilongjiang	November 28, 2017	665.0	98.8	0.7
National Bank of Umm Al Qaiwain	September 26, 2018	14.7	2.2	-
China Construction Bank	March 31, 2019	500.0	74.2	-
Subtotal (credit term>1 year)		1,454.7	216.0	27.4
Total		7,257.3	1,077.7	173.0

As of March 31, 2019, we have contractual obligations to pay (i) lease commitments in the amount of US$28.7 million, including US$1.4 million due in one year; (ii) equipment acquisition and facility construction in the amount of US$279.0 million; and (iii) long-term bank loan in the amount of US$386.2 million (including principals and interests).

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

The following table sets forth a summary of our cash flows for the periods indicated.

	Three-Month Period Ended March 31,
(in millions US$)	2019	2018
Net cash provided by operating activities	66.9	28.4
Net cash used in investing activities	(11.5)	(41.1)
Net cash provided by (used in) financing activities	76.5	(96.2)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	7.3	10.1
Net decrease in cash, cash equivalents, and restricted cash	139.2	(98.8)
Cash, cash equivalents, and restricted cash at the beginning of period	367.0	320.1
Cash, cash equivalents, and restricted cash at the end of period	506.2	221.3

Operating Activities

Net cash provided by operating activities was US$66.9 million for the three-month period ended March 31, 2019, as compared to US$28.4 million for the three-month period ended March 31, 2018, primarily due to (i) the decrease of approximately US$134.9 million in cash operating payments, including raw material purchases, rental and personnel costs, (ii) the decrease of US$4.8 million in income tax payments (iii) the decrease of US$1.6 million option contracts loss, (iv) the increase of US$0.5 million received from government grant, partially offset by (v) the decrease of approximately US$99.3 million in cash collected from our customers for the three-month period ended March 31, 2019, (v) the increase of US$2.3 million interest payments and (vi) the decrease of US$1.7 million in interest income received.

Investing Activities

Net cash used in the investing activities was US$11.5 million for the three-month period ended March 31, 2019 as compared to US$41.1 million for the same period of last year, mainly due to (i) the decrease of US$163.4 million purchase of time deposits, (ii) the decrease of US$53.0 million purchase of property, plant and equipment and partially offset by (iii) the decrease of US$119.7 million proceeds from maturity of time deposits, (iv) the decrease of US$60.1 million refund of deposit from an equipment supplier and (v) the decrease of US$7.0 million government grant related to the industrial project for 300,000 metric tons biological composite materials.

Financing Activities

Net cash provided by the financing activities was US$76.5 million for the three-month period ended March 31, 2019, as compared to US$96.2 million used in financing activities for the same period of last year, primarily as a result of (i) the increase of the proceeds of US$106.2 million from bank borrowings and (ii) the increase of US$0.3 million interest-free proceeds from related parties, and partially offset by (iii) the decrease of US$66.2 million repayments of bank borrowings.

As of March 31, 2019, our cash and restricted cash balance was US$506.2 million, as compared to US$367.0 million at December 31, 2018.

Days Sales Outstanding ("DSO") has decreased from 84 days for the year ended December 31, 2018 to 67 days for the quarter ended March 31, 2019 as a result of faster accounts receivable collection from the domestic customers.

We believe that our DSO is well below industry average Industry Standard Customer and Supplier Payment Terms (days) as below:

	Three-month period ended March 31, 2019	Year ended December 31, 2018
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Supplier Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days

Inventory turnover days have increased from 178 days for the year ended December 31, 2018 to 253 days for the quarter ended March 31, 2019. Turnover days of payables have decreased from 53 days for the year ended December 31, 2018 to 23 days for the quarter ended March 31, 2019.

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

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of March 31, 2019 are as follows:
Contractual obligations	Total	Payment due less than 1 year	1 – 3 years	3-5 years	More than 5 years
Purchase of plant equipment and construction in progress (2) (3) (4) (5)	278,992,435	278,639,578	352,857	-	-
Long-term bank loans (1)	386,231,157	184,237,501	129,270,133	46,783,170	25,940,353

Total	665,223,592	462,877,079	129,622,990	46,783,170	25,940,353

(1)  Includes interest of US$20.0 million accrued at the interest rate under the loan agreements. For borrowings with a floating rate, the most recent rate as of March 31, 2019 was applied.

(2)  Sichuan plant construction and equipment purchase.

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1,800 million (equivalent to US$267.3 million) in property, plant and equipment and approximately RMB600 million (equivalent to US$89.1 million) in working capital, for the construction of Sichuan plant.  As of March 31, 2019, the Company has a remaining commitment of RMB54.8 million (equivalent to US$8.1 million) mainly for facility construction.

In September 2016, Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB17.0 million (equivalent to US$2.5 million) to purchase storage facility and testing equipment. Afterward, Sichuan Xinda cancelled two contracts with Hailezi for a consideration of RMB1.6 million (equivalent to US$0.2 million). As of March 31, 2019, Sichuan Xinda prepaid RMB6.0 million (equivalent to US$0.9 million) and has a remaining commitment of RMB9.4 million (equivalent to US$1.4 million).

On October 20, 2016, Sichuan Xinda entered into an equipment purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of RMB89.8 million (equivalent to US$13.3 million) to purchase certain production and testing equipment. As of March 31, 2019, the Company has a commitment of RMB55.9 million (equivalent to US$8.3 million).

On November 15, 2016, Sichuan Xinda entered into decoration contract with Beijin Construction  to perform indoor and outdoor decoration work for a consideration of RMB237.6 million (equivalent to US$35.4 million).  On February 20, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform outdoor decoration work for a consideration of RMB2.9 million (equivalent to US$0.4 million). On June 10, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform ground decoration work for a consideration of RMB23.8 million (equivalent to US$3.5 million). As of March 31, 2019, Sichuan Xinda prepaid RMB120.9 million (equivalent to US$18.0 million) of which RMB74.0 million (equivalent to US$11.0 million) was transferred to construction in progress and has a remaining commitment of RMB143.4 million (equivalent to US$21.3 million).

In connection with the Nanchong Project mentioned in Note 6 (i), Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB2,242.8 million (equivalent to US$333.1 million) to purchase production equipment and testing equipment in March 2017.  By the end of June 2017, Sichuan Xinda expected to launch an integrated ERP system, which resulted in the equipment to be purchased under the original contracts with Hailezi not meeting the production requirements. Thus the original contracts have been terminated with the amount of RMB2,222.9 million (equivalent to US$330.1 million), and Hailezi agreed to refund the prepayment in the amount of RMB1,704.9 million (equivalent to US$253.2 million) by the end of March 2018, out of the total prepayment made by Sichuan Xinda of RMB1,722.9 million (equivalent to US$255.9 million). As of June 30, 2018, Hailezi has refunded the prepayment in the amount of RMB1,704.9 million (equivalent to US$253.2 million). As of March 31, 2019, Sichuan Xinda prepaid RMB18.0 million (equivalent to US$2.7 million) and has a remaining commitment of RMB1.9 million (equivalent to US$0.3 million).

In connection with the Nanchong Project, on June 21, 2018, Sichuan Xinda entered into another equipment purchase contracts with Hailezi to purchase production equipment and testing equipment for a consideration of RMB1,900 million (equivalent to US$282.3 million). Pursuant to the contracts with Hailezi, Sichuan Xinda have prepaid RMB1,710 million (equivalent to US$254.0 million) at the end of March 2019, and has a remaining commitment of RMB190 million (equivalent to US$28.3 million).

(3)  Heilongjiang plant construction and equipment purchase

In connection with the equipment purchase contracts with Hailezi signed on September 26, 2016 and February 28, 2017 mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB31.2 million (equivalent to US$4.6 million) as of March 31, 2019.

In connection with the "HLJ Project" mentioned in Note 6 (i), pursuant to the three investment agreements, the project total capital expenditure will be RMB4,015.0 million (equivalent to be US$596.3million), among which the investment in fixed assets shall be no less than RMB3,295.0 million (equivalent to US$489.3 million) in total. Pursuant to the contracts with Hailezi signed in November 2017 mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB18.8 million (equivalent to US$2.8 million) as of March 31, 2019.

In connection with the HLJ project, on June 25, 2018, HLJ Xinda Group entered into another equipment purchase contract with Hailezi to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a consideration of RMB749.8 million (equivalent to US$111.4 million). Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB300.7 million (equivalent to US$44.6 million) as of March 31, 2019, and has a remaining commitment of RMB449.1 million (equivalent to US$66.8 million).

In connection with the HLJ Project, on July 12, 2018, Heilongjiang Xinda Enterprise Group Company Limited (“HLJ Xinda Group”) entered into an equipment purchase contract with Hailezi to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a consideration of RMB1,157.0 million (equivalent to US$171.8 million). Pursuant to the contract with Hailezi, HLJ Xinda has prepaid RMB240.8 million (equivalent to US$35.8 million) as of March 31, 2019, and has a remaining commitment of RMB916.2 million (equivalent to US$136.0 million).

(4)  Dubai plant construction and equipment

On April 28, 2015, Dubai Xinda entered into a warehouse construction contract with Falcon Red Eye Contracting Co. L.L.C. for a total consideration of AED6.7 million (equivalent to US$1.8 million). As of March 31, 2019, the Company has a remaining commitment of AED1.6 million (equivalent to US$0.4 million).

(5)   Xinda CI (Beijing) office building decoration

On March 30, 2017, Xinda CI (Beijing) Investment Holding Co., Ltd. ("Xinda Beijing Investment") entered into a decoration contract with Beijing Fangyuan Decoration Engineering Co., Ltd. for a total consideration of RMB5.8 million (equivalent to US$0.9 million) to decorate office building. As of March 31, 2019, the decoration work in the amount of RMB2.0 million (equivalent to US$0.3 million) was recorded in construction in progress. As of March 31, 2019, the Company has a remaining commitment of RMB3.8 million (equivalent to US$0.6 million).

On June 9, 2017, Xinda CI (Beijing) entered into a decoration contract with Beijing Zhonghongwufang Stone Co., Ltd for a total consideration of RMB1.2 million (equivalent to US$0.2 million) to decorate office building. As of March 31, 2019, the decoration work in the amount of RMB0.6 million (equivalent to US$0.1 million) was recorded in construction in progress. As of March 31, 2019, the Company has a remaining commitment of RMB0.6 million (equivalent to US$0.1 million).

 Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term loans, long-term bank loans, cash and cash equivalents, and restricted cash. Although the interest rates, which are based on the banks' prime rates are fixed for the terms of the loans and deposits, increase in interest rates will increase our interest expense.

A hypothetical 1.0% increase in the annual interest rate for all of our credit facilities under which we had outstanding borrowings as of March 31, 2019 would decrease income before income taxes by approximately US$2.3 million for the quarter ended March 31, 2019. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

The majority of our revenues are collected in and our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the US$1.00 until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the People's Bank of China allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. The People's Bank of China allowed the RMB and U.S. dollar exchange rate to fluctuate within 1% on April 16, 2012 and 2% on March 17, 2014, respectively. On March 31, 2019, the RMB traded at 6.7335 RMB to 1.00 U.S. dollar.

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

Notwithstanding management's assessment that our internal control over financial reporting was ineffective as of March 31, 2019. We believe that our unaudited condensed consolidated financial statements included in this Quarterly Report present fairly our financial position, results of operations and cash flows for the three months ended March 31, 2019 in all material respects.

(b) Changes in internal controls.

During the three months ended March 31, 2019, our efforts to improve our internal controls over financial reporting (1) adopting procedures to evaluate and assess performance of directors, officers and employees of the Company, (2) internal meetings, discussions, trainings and seminars periodically to review and improve our internal control procedures; We plan to improve on the above-referenced weakness by the end of the fiscal year ending December 31, 2019.

Other than the foregoing, there has been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

"Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 includes a detailed discussion of risks and uncertainties which could adversely affect our future results.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected. During the three-months ended March 31, 2019, there have been no material changes to the Risk Factors disclosed in “Part I Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Document Description
3.1	Articles of Incorporation (Filed as an exhibit to the Company's registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006.)
3.2	Amendment to Articles of Incorporation (Filed as Appendix I of Company's definitive information statement on Schedule 14C, as filed with the Securities and Exchange Commission on March 12, 2009.)
3.3	Bylaws (Filed as an exhibit to the Company's registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006.)
3.4
Form of Second Amendment to Articles of Incorporation of the Company (Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.)

3.5	Second Amended and Restated Bylaws (Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on November 8, 2011.)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China XD Plastics Company Limited

Date: May 15, 2019	By:	/s/ Jie Han
Name: Jie Han
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Taylor Zhang
Name: Taylor Zhang
Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Document Description
3.1	Articles of Incorporation (Filed as an exhibit to the Company's registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006.)
3.2	Amendment to Articles of Incorporation (Filed as Appendix I of Company's definitive information statement on Schedule 14C, as filed with the Securities and Exchange Commission on March 12, 2009.)
3.3	Bylaws (Filed as an exhibit to the Company's registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006.)
3.4
Form of Second Amendment to Articles of Incorporation of the Company (Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.)

3.5	Second Amended and Restated Bylaws (Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on November 8, 2011.)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.