Form 10-Q
period 2019-06-30
China XD Plastics Co Ltd
filed 2019-08-14
CIK 1353970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 7, 2019, the registrant had 50,948,841 shares of common stock, par value US$0.0001 per share, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	CXDC	NASDAQ Global Market

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	194,763,132	41,301,817
Restricted cash	312,109,750	325,690,023
Accounts receivable, net of allowance for doubtful accounts	113,277,495	294,688,288
Amounts due from a related party	278,370	—
Inventories	734,184,823	620,033,195
Prepaid expenses and other current assets	158,318,331	132,218,528
Total current assets	1,512,931,901	1,413,931,851
Property, plant and equipment, net	824,360,375	775,941,280
Land use rights, net	29,439,676	29,796,795
Long-term prepayments to equipment and construction suppliers	448,633,091	530,636,319
Operating lease right-of-use assets, net	15,760,841	—
Other non-current assets	3,153,997	3,212,986
Total assets	2,834,279,881	2,753,519,231

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank loans, including current portion of long-term bank loans	678,586,573	729,666,920
Bills payable	576,257,873	618,166,453
Accounts payable	115,275,006	84,958,469
Amounts due to related parties	20,072,759	18,365,738
Income taxes payable	18,314,186	15,975,367
Operating lease liabilities, current	1,888,376	—
Accrued expenses and other current liabilities	67,303,357	126,926,898
Total current liabilities	1,477,698,130	1,594,059,845
Long-term bank loans, excluding current portion	252,503,403	111,808,244
Deferred income	97,121,826	99,583,477
Operating lease liabilities, non-current	14,588,111	—
Other non-current liabilities	96,824,770	101,573,772
Total liabilities	1,938,736,240	1,907,025,338

Redeemable Series D convertible preferred stock (redemption amount of US$300,791,600 and US$280,650,800 as of June 30, 2019 and December 31, 2018, respectively)	97,576,465	97,576,465
Stockholders' equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 50,969,841 shares issued, 50,948,841 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	5,097	5,097
Treasury stock, 21,000 shares at cost	(92,694)	(92,694)
Additional paid-in capital	86,633,582	86,633,582
Retained earnings	768,195,922	717,103,890
Accumulated other comprehensive loss	(56,774,831)	(54,732,547)
Total stockholders' equity	797,967,176	748,917,428
Commitments and contingencies	—	—
Total liabilities, redeemable convertible preferred stock and stockholders' equity	2,834,279,881	2,753,519,231

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2019	2018	2019	2018
	US$	US$	US$	US$

Revenues	463,073,880	317,329,520	764,539,887	627,782,553
Cost of revenues	(397,813,194)	(261,175,654)	(648,949,533)	(517,761,231)
Gross profit	65,260,686	56,153,866	115,590,354	110,021,322

Selling expenses	(247,410)	(3,562,711)	(525,230)	(4,613,720)
General and administrative expenses	(5,764,593)	(11,348,767)	(14,539,978)	(20,223,776)
Research and development expenses	(9,551,721)	(5,288,636)	(19,613,907)	(10,338,534)
Total operating expenses	(15,563,724)	(20,200,114)	(34,679,115)	(35,176,030)

Operating income	49,696,962	35,953,752	80,911,239	74,845,292

Interest income	454,357	1,029,675	890,136	3,342,298
Interest expense	(12,059,242)	(11,274,575)	(29,559,519)	(24,168,780)
Foreign currency exchange gains	3,050,612	5,632,970	909,747	1,677,162
Losses on foreign currency option contracts	—	—	—	(520,981)
Gains on disposal of a subsidiary	—	—	518,491	—
Government grant	1,611,216	1,378,484	3,706,153	2,856,043
Total non-operating expense, net	(6,943,057)	(3,233,446)	(23,534,992)	(16,814,258)

Income before income taxes	42,753,905	32,720,306	57,376,247	58,031,034

Income tax expense	(2,642,588)	(5,496,228)	(6,284,215)	(11,707,055)

Net income	40,111,317	27,224,078	51,092,032	46,323,979

Earnings per common share:
Basic and diluted	0.60	0.41	0.76	0.70

Net Income	40,111,317	27,224,078	51,092,032	46,323,979

Other comprehensive loss
Foreign currency translation adjustment, net of nil income taxes	(16,713,085)	(39,306,010)	(2,042,284)	(9,644,600)

Comprehensive income (loss)	23,398,232	(12,081,932)	49,049,748	36,679,379

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Period Ended June 30,
	2019	2018
	US$	US$
Cash flows from operating activities:
Net cash provided by operating activities	92,864,032	152,600,917

Cash flows from investing activities:
Proceeds from maturity of time deposits	—	388,105,630
Purchase of time deposits	—	(210,380,884)
Purchase of and deposits for property, plant and equipment	(52,396,204)	(334,739,673)
Refund of deposit from an equipment supplier	—	60,054,417
Deposits for acquisition of equity	—	(3,640,688)
Government grants related to the construction projects	—	10,558,608
Proceeds from sales of a subsidiary	7,376,807	—
Cash disposed for sales of a subsidiary	(3,202)	—
Net cash used in investing activities	(45,022,599)	(90,042,590)

Cash flows from financing activities:
Proceeds from bank borrowings	1,400,043,299	470,494,396
Repayments of bank borrowings	(1,307,643,944)	(587,236,484)
Investment received in advance from a related party	—	75,567,512
Proceeds from interest-free advances from related parties	67,389,859	—
Repayments of interest-free advances from related parties	(65,152,460)	—
Net cash provided by (used in) financing activities	94,636,754	(41,174,576)

Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(2,597,145)	(5,499,604)
Net increase in cash, cash equivalents and restricted cash	139,881,042	15,884,147

Cash, cash equivalents and restricted cash at beginning of period	366,991,840	320,091,665
Cash, cash equivalents and restricted cash at end of period	506,872,882	335,975,812

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	29,586,602	23,267,235
Income taxes paid	6,067,051	12,906,780
Non-cash investing and financing activities:
Accrual for purchase of equipment and construction included in accrued expenses and other current liabilities	1,721,729	6,057,014

The following table shows a reconciliation of cash, cash equivalents and restricted cash on the condensed consolidated balance sheets to that presented in the above condensed consolidated statements of cash flows.

	June 30,
	2019	2018
	US$	US$
Cash and cash equivalents	194,763,132	72,721,460
Restricted cash	312,109,750	263,254,352
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	506,872,882	335,975,812

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

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2019, the results of operations and cash flows for the six-month periods ended June 30, 2019 and 2018, have been made.

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the recoverability of the carrying amounts of property, plant and equipment, the realizability of inventories, the useful lives of property, plant and equipment, the collectability of accounts receivable, the fair values of stock-based compensation awards, the accruals for tax uncertainties and other contingencies, and the discount rate used to determine the present value of the lease payments. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

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

(c) Significant concentrations and risks

Sales concentration

The Company sells its products primarily through approved distributors in the People's Republic of China (the "PRC"). The Company's sales are highly concentrated. Sales to distributors individually exceeded 10% of the Company's revenues for the three-month and six-month periods ended June 30, 2019 and 2018, are as follows:

	Three-Month Period Ended June 30,
	2019		2018
	US$	%	US$	%
Distributor A, located in PRC	58,501,659	12.6%	44,765,278	14.1%
Distributor B, located in PRC	36,906,778	8.0%	41,215,145	13.0%
Distributor C, located in PRC	33,077,889	7.1%	38,366,592	12.1%
Total	128,486,326	27.7%	124,347,015	39.2%

	Six-Month Period Ended June 30,
	2019		2018
	US$	%	US$	%
Distributor A, located in PRC	115,001,391	15.0%	92,497,187	14.7%
Distributor B, located in PRC	74,605,665	9.8%	76,782,431	12.2%
Distributor C, located in PRC	55,046,388	7.2%	70,719,605	11.3%
Total	244,653,444	32.0%	239,999,223	38.2%

The Company expects revenues from these distributors to continue to represent a substantial portion of its revenue in the future. Any factor adversely affecting the automobile industry in the PRC or the business operations of these customers will have a material effect on the Company's business, financial position and results of operations.

Purchase concentration of raw materials and equipment

The principal raw materials used for the Company's production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon. The Company purchases substantially all of its raw materials through a limited number of distributors.  Raw material purchases from these distributors, which individually exceeded 10% of the Company's total raw material purchases, accounted for approximately 31.7% (three distributors) and 20.5% (two distributors) for the three-month periods ended June 30, 2019 and 2018, respectively, and 33.2% (three distributor) and 10.0% (one distributor) of the Company's total raw materials purchases for the six-month periods ended June 30, 2019 and 2018, respectively Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company's business, financial position and results of operations.

Cash concentration

Cash and cash equivalents and short-term restricted cash mentioned below maintained at banks consist of the following:

	June 30, 2019	December 31, 2018
	US$	US$
Renminbi (“RMB”) denominated bank deposits with:
Financial Institutions in the PRC	505,195,427	366,773,172
Financial Institutions in Hong Kong Special Administrative Region ("Hong Kong SAR")	8,134	8,134
United States (“U.S.”) dollar denominated bank deposits with:
Financial Institution in the U.S.	80,869	40,390
Financial Institutions in the PRC	16,981	17,050
Financial Institution in Hong Kong SAR	1,417,991	131,892
Financial Institution in Macau Special Administrative Region ("Macau SAR")	910	6,144
Financial Institution in Dubai, UAE	3,518	14,464
Hong Kong dollar denominated bank deposits with:
Financial institution in Hong Kong SAR	156	156
Dirham denominated bank deposits with:
Financial institution in Dubai, UAE	148,896	438

The bank deposits with financial institutions in the PRC are insured by the government authority for up to RMB500,000. The bank deposits with financial institutions in the Hong Kong SAR are insured by the government authority for up to HK$500,000. The bank deposits with financial institutions in the Macau SAR are insured by the government authority for up to MOP$500,000. The bank deposits with financial institutions in the Dubai, UAE are not insured by the government authority. Total bank deposits amounting to $1,695,579 and $1,442,481 are insured as of June 30, 2019 and December 31, 2018, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts. To limit exposure to credit risk, the Company primarily places bank deposits with large financial institutions in the PRC, Hong Kong SAR, Macau SAR and Dubai, UAE with acceptable credit rating.

Cash deposits in bank that are restricted as to withdrawal or usage for up to 12 months are reported as restricted cash in the consolidated balance sheets.

Short-term bank deposits that are pledged as collateral for bills payable relating to purchases of raw materials are reported as restricted cash and amounted to US$205,519,886 and US$202,568,664 as of June 30, 2019 and December 31, 2018, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company.

Short-term bank deposits that are related to government grant are reported as restricted cash and amounted to US$1,470,334 and US$1,469,935 as of June 30, 2019 and December 31, 2018, respectively.

Short-term bank deposits that are pledged as collateral for issuance of letter of guarantee are reported as restricted cash amounted to US$52,894,002 and US$70,885,301 as of June 30, 2019 and December 31, 2018, respectively.

Short-term bank deposits that are pledged as repayment to settle US$45.0 million of syndicated loans obtained from Standard Chartered Bank are reported as restricted cash and amounted to US$50,770,919 and US$50,766,123 as of June 30, 2019 and December 31, 2018, respectively.

Short-term bank deposits that are pledged as collateral to settle US$14.9 million of short-term bank loans obtained from Postal Savings Bank of China are reported as restricted cash and amounted to US$1,454,609 and nil as of June 30, 2019 and December 31, 2018, respectively.

Note 2 – Accounts receivable

Accounts receivable consists of the following:

	June 30, 2019	December 31, 2018
	US$	US$

Accounts receivable	113,315,947	294,726,804
Allowance for doubtful accounts	(38,452)	(38,516)
Accounts receivable, net	113,277,495	294,688,288

As of June 30, 2019 and December 31, 2018, the accounts receivable balances also include notes receivable in the amount of US$377,566 and US$27,392, respectively. As of June 30, 2019 and December 31, 2018, US$38,510,882 and US$94,581,170, respectively, of accounts receivable are pledged for the short-term bank loans.

There was no accrual of additional provision or write-off of accounts receivable for the three-month and six-month periods ended June 30, 2019 and 2018.

The following table provides an analysis of the aging of accounts receivable as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	US$	US$
Aging:
– current	91,154,357	218,458,862
– 1-3 months past due	6,190,511	31,386,341
– 4-6 months past due	15,229,655	109,412
– 7-12 months past due	659,678	42,532,170
– greater than one year past due	81,746	2,240,019
Total accounts receivable	113,315,947	294,726,804

Note 3 – Inventories

Inventories consist of the following:

	June 30, 2019	December 31, 2018
	US$	US$

Raw materials and work in progress	706,804,803	612,701,274
Finished goods	27,380,020	7,331,921
Total inventories	734,184,823	620,033,195

There were no write down of inventories for the three-month and six-month periods ended June 30, 2019 and 2018.

Note 4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2019	December 31, 2018
	US$	US$

Value added taxes receivables (i)	1,871,331	4,700,702
Advances to suppliers (ii)	80,565,747	104,469,023
Interest receivable (iii)	901,181	826,729
Consideration for sales of Shanghai Sales (iv)	-	7,285,231
Receivables from Shanghai Sales for the prepayment to a supplier (v)	15,751,663	-
Receivables from Hong Kong Grand Royal Trading Co., Ltd.(vi)	48,236,949	-
Others (vii)	10,991,460	14,936,843
Total prepaid expenses and other current assets	158,318,331	132,218,528

(i) Value added taxes receivables mainly represent the input taxes on purchasing equipment by Heilongjiang Xinda Enterprise Group Company Limited (“HLJ Xinda Group”) and Sichuan Xinda, which are to be net off with output taxes. Value added taxes receivables were recognized in operating activities in consolidated statements of cash flows.

(ii) Advances to suppliers are the advances to purchase raw materials.

(iii) Interest receivable mainly represents interest income accrued from restricted cash.

(iv) On December 18, 2018, HLJ Xinda Group entered into an agreement with Mr. Xiaohui Gao, General Manager of Heilongjiang Xinda Enterprise Group Shanghai New Materials Sales Company Limited (“Shanghai Sales”), to transfer Shanghai Sales from HLJ Xinda Group to Mr. Gao for a total consideration of RMB50.0 million (equivalent to US$7.4 million). Pursuant to the contract, the Company completed the legal transfer on December 19, 2018 and the full consideration of US$7.4 million was received on April 11, 2019. The cash received was included in the cash flows from investing activities for the six-month period ended June 30, 2019.

(v) In December 2017, HLJ Xinda Group entered into a building purchase contract with Shanghai Caohejing Kangqiao Science & Green River Construction & Development Co., Ltd. ("Green River") for a total consideration of RMB216.6 million (equivalent to US$31.5 million), with a total area of 13,972.64 square meters with a prepaid RMB108.3 million (equivalent to US$15.8 million).

During the six-month period ended June 30, 2019, HLJ Xinda Group entered into an agreement with Green River and Shanghai Sales, to transfer the rights and obligations of HLJ Xinda Group under the original purchase agreement to Shanghai Sales. Pursuant to the agreement, Shanghai Sales will pay the RMB108.3 million (equivalent to US$15.8 million) to HLJ Xinda Group. As a result, the prepayment was reclassified as prepaid expenses and other current assets. HLJ Xinda Group received the RMB108.3 million on August 6, 2019.

(vi) Hong Kong Grand Royal Trading Co., Ltd. (“Hong Kong Grand Royal”) is a raw material supplier of Dubai Xinda. Dubai Xinda has prepaid USD48.2 million to Hong Kong Grand Royal in 2017 for purchase of raw materials. Due to the price fluctuation of raw materials, Hong Kong Grand Royal could not purchase and deliver the raw materials to Dubai Xinda. In July 2019, both parties entered into a supplemental agreement to cancel the original purchase agreements and Hong Kong Grand Royal shall refund USD14.0 million by September 30, 2019 and USD34.2 million by October 30, 2019. In July 2019, Hong Kong Grand Royal has refunded USD4.6 million.

(vii) Others mainly include prepaid miscellaneous service fee and staff advance.

Note 5 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	June 30, 2019	December 31, 2018
	US$	US$

Machinery, equipment and furniture	580,251,030	580,735,482
Motor vehicles	2,807,772	2,658,487
Workshops and buildings	157,993,038	157,976,839
Construction in progress	295,562,881	217,194,285
Total property, plant and equipment	1,036,614,721	958,565,093
Less accumulated depreciation	(212,254,346)	(182,623,813)
Property, plant and equipment, net	824,360,375	775,941,280

For the three-month and six-month periods ended June 30, 2019 and 2018, the Company capitalized US$357,175 and US$617,156, and US$744,499 and US$1,260,944 of interest costs as a component of the cost of construction in progress. Depreciation expense on property, plant and equipment was allocated to the following expense items:

	Three-Month Period Ended June 30,
	2019	2018
	US$	US$
Cost of revenues	13,522,087	9,310,321
General and administrative expenses	519,248	806,745
Research and development expenses	946,164	1,064,688
Selling expenses	454	1,400
Total depreciation expense	14,987,953	11,183,154

	Six-Month Period Ended June 30,
	2019	2018
	US$	US$
Cost of revenues	26,981,070	18,878,939
General and administrative expenses	1,205,771	1,601,370
Research and development expenses	1,968,287	1,976,328
Selling expenses	2,277	2,830
Total depreciation expense	30,157,405	22,459,467

Note 6 - Prepayments to equipment and construction suppliers

	June 30, 2019	December 31, 2018
	US$	US$

Hailezi (i)	424,294,943	502,087,116
Green River (ii)	-	15,778,057
Beijin Construction (iii)	6,863,055	6,867,269
Peaceful Treasure Limited(iv)	16,998,714	4,936,983
Others	476,379	966,894
Total Prepayments to equipment and construction suppliers	448,633,091	530,636,319

(i) On September 26, 2016 and February 28, 2017, HLJ Xinda Group entered into equipment purchase contracts with Hailezi for a total consideration of RMB782.2 million (equivalent to US$113.8 million) to purchase storage facility and other equipment, which will be used for upgrading the storage system of warehouse located in Harbin, China. Pursuant to the contract with Hailezi, HLJ Xinda Group prepaid RMB621.6 million (equivalent to US$90.4 million) during the first quarter of 2017.  Due to a redesign of outdoor storage facility in June 2017, HLJ Xinda Group entered into a supplementary agreement with Hailezi, which decreased the original contract amount to RMB283.7 million (equivalent to US$41.3 million). Hailezi refunded RMB369.1 million (equivalent to US$53.6 million) to HLJ Xinda Group on June 22, 2017. In May 2019, HLJ Xinda Group has prepaid another RMB1.0 million (equivalent to US$0.1 million). As of June 30, 2019, HLJ Xinda Group has prepaid RMB253.5 million (equivalent to US$36.9 million).

On July 21, 2017, HLJ Xinda Group entered into three investment agreements with the Management Committee of Harbin Economic- Technological Development Zone with respect to the industrial project for 300,000 metric tons of biological composite materials, the industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics and the industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory (the "HLJ Project"). In order to fulfill the agreements, HLJ Xinda Group entered into an equipment purchase contract with Hailezi to purchase production equipment in November 2017, which will be used for 100,000 metric tons of engineering plastics located in Harbin, for a consideration of RMB939.7 million (equivalent to US$136.7million). Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB920.9 million (equivalent to US$134.0 million) in total as of June 30, 2019. RMB530.8 million (equivalent to US$77.2 million) of the equipment was delivered in June 2019 and the prepayment was transferred to construction in progress. As of June 30, 2019, the amount of the remaining prepayment was RMB390.1 million (equivalent to US$56.8 million).

In connection with the HLJ project, in June and July 2018, HLJ Xinda Group entered into two equipment purchase contracts with Hailezi to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a consideration of RMB1906.8 million (equivalent to US$277.4 million). Pursuant to the contracts with Hailezi, HLJ Xinda Group has prepaid RMB541.5 million (equivalent to US$78.8 million) as of June 30, 2019.

On March 17, 2017, Sichuan Xinda entered into a definitive agreement with the People's Government of Shunqing District, Nanchong City of Sichuan Province for the production of 300,000 metric tons of bio-composite materials and additive manufacturing and 20,000 metric tons of functional masterbatch, a high-end color additive process in plastics manufacturing (the "Nanchong Project"). The Nanchong Project will be located in a land area of 250 mu (equivalent to 41.2 acres), with 215 mu designated for bio-composite materials and additive manufacturing production and 35 mu to be designated for functional masterbatch production. The projected total capital expenditures for the project is approximately RMB2.5 billion (equivalent to US$363.7 million).

In connection with the Nanchong Project, Sichuan Xinda entered into equipment purchase contracts with Hailezi to purchase production equipment and testing equipment. Pursuant to the contracts with Hailezi, Sichuan Xinda prepaid RMB1,728.9 million (equivalent to  US$251.5 million) in the first quarter of year 2017. In 2017, in order to ensure the traceability of the product and management of supply chain, Sichuan Xinda expected to launch an integrated ERP system, which resulted in the equipment to be purchased under the original contracts with Hailezi not meeting the production requirements. Hailezi agreed to refund the prepayment in the amount of RMB1,704.9 million (equivalent to US$248.0 million) by the end of March 2018, the remaining uncancelled amount is RMB24.0 (equivalent to US$3.5 million). As of December 31, 2017, Sichuan Xinda signed a supplementary agreement with Hailezi, pursuant to the agreement, Sichuan Xinda agreed to pay RMB12.4 million (equivalent to US$1.8 million) to Hailezi for the compensation of Hailezi due to the termination of the purchase contracts. In January, 2018, Hailezi refunded the above-mentioned prepayment. The Company received the testing equipment in the amount of RMB3.2 million (equivalent to US$0.5 million) in November 2018, the remaining balance of the uncancelled prepayment as of June 30, 2019 was RMB20.8 million (equivalent to US$3.0 million).

In connection with  the Nanchong Project, on June 21, 2018, Sichuan Xinda entered into another equipment purchase contract with Hailezi to purchase production equipment and testing equipment for a consideration of RMB1,900 million (equivalent to US$276.4 million). Pursuant to the contracts with Hailezi, Sichuan Xinda has prepaid RMB1,710 million (equivalent to US$248.8 million) as of June 30, 2019.

The table below summarized the balance of prepayments to Hailezi for each of the projects as of June 30, 2019 and December 31, 2018, and the movements of the prepayments:

(in millions US$)
Year	Projects	Balance as of December 31, 2018	Prepaid in 2019	Transfer to CIP in 2019	Effect of foreign currency exchange rate changes	Balance as of June 30, 2019
2017	Storage system	36.8	0.1	—	—	36.9
2017	HLJ project	134.2	—	(77.2)	(0.2)	56.8
2018	HLJ project	78.9	—	—	(0.1)	78.8
2017	Nanchong project	3.0	—	—	—	3.0
2018	Nanchong project	249.2	—	—	(0.4)	248.8
Total		502.1	0.1	(77.2)	(0.7)	424.3

(ii) In December 2017, HLJ Xinda Group entered into a building purchase contract with Shanghai Caohejing Kangqiao Science & Green River Construction & Development Co., Ltd. for a total consideration of RMB216.6 million (equivalent to US$31.5 million), with a total area of 13,972.64 square meters with a prepaid RMB108.3 million (equivalent to US$15.8 million).

During the six-month period ended June 30, 2019, HLJ Xinda Group entered into an agreement with Green River and Shanghai Sales, to transfer the rights and obligations of HLJ Xinda Group under the original purchase agreement to Shanghai Sales. Pursuant to the agreement, Shanghai Sales will pay the RMB108.3 million (equivalent to US$15.8 million) to HLJ Xinda Group. As a result, the prepayment was reclassified as prepaid expenses and other current assets. HLJ Xinda Group received the RMB108.3 million on August 6, 2019.

(iii) Since November 15, 2016, Sichuan Xinda entered into decoration contracts with Sichuan Beijin Construction Engineering Company Limited ("Beijin Construction") to perform indoor and outdoor decoration work for a consideration of RMB264.3 million (equivalent to US$38.5 million). Pursuant to the contracts with Beijin Construction, Sichuan Xinda has prepaid RMB120.9 million (equivalent to US$17.6 million) as of June 30, 2019, of which RMB74.0 million (equivalent to US$10.8 million) was transferred to construction in progress.

(iv) On October 20, 2016, Sichuan Xinda entered into an equipment purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of RMB89.8 million (equivalent to US$13.1 million) to purchase certain production and testing equipment. The Company prepaid RMB33.9 million (equivalent to US$4.9 million) as of June 30, 2019.

On May 31, 2019, Dubai Xinda entered into an equipment purchase contract with Peaceful for a total consideration of US$18.8 million to purchase storage and testing equipment. The Company prepaid US$12.1 million as of June 30, 2019.

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

Note 8 – Borrowings

The Company has credit facilities with several banks under which they draw short-term and long-term bank loans as described below.

(a)  Current

	June 30,	December 31,
	2019	2018
	US$	US$
Unsecured loans	364,234,076	418,198,508
Loans secured by accounts receivable	65,457,402	65,567,082
Loans secured by restricted cash	59,546,089	69,500,000
Current portion of long-term bank loans (note b)	189,349,006	176,401,330
Total short-term loans, including current portion of long-term bank loans	678,586,573	729,666,920

As of June 30, 2019 and December 31, 2018, the Company's short-term bank loans (including the current portion of long-term bank loans) bear a weighted average interest rate of 4.9% and 4.7% per annum, respectively. All short-term bank loans mature at various times within one year and contain no renewal terms.

During the six-month period ended June 30, 2019, the Company repaid thirteen loans in a total amount of RMB450.0 million (equivalent to US$65.5 million), and obtained thirteen loans in a total amount of RMB450.0 million (equivalent to US$65.5 million) at an annual interest rate of 4.350% secured by accounts receivables of RMB264.8 million (equivalent to US$38.5 million).

In July 2017, the Company obtained a one-year secured loan of US$14.0 million from Bank of China (Paris Branch) at an annual interest rate of 2.5%. The loan was secured by restricted cash of RMB107.0 million (equivalent to US$15.6 million) in Bank of China in Harbin, China. In accordance with the renewal agreement on July 19, 2018, the repayment term of the loan was extended and the loan was repaid in April 2019.

In October 2017, the Company obtained a one-year secured loan of US$5.0 million from Bank of China (Paris Branch) at an annual interest rate of 2.5%. The loan was secured by restricted cash of RMB37.5 million (equivalent to US$5.5 million) in Bank of China in Harbin, China. In accordance with the renewal agreement on July 19, 2018, the repayment term of the loan was extended and the loan was repaid in April 2019.

In October 2017, the Company obtained a one-year secured loan of US$5.5 million from Bank of China (Paris Branch) at an annual interest rate of 2.5%. The loan was secured by restricted cash of RMB42.0 million (equivalent to US$6.1 million) in Bank of China in Harbin, China. In accordance with the renewal agreement on July 19, 2018, the repayment term of the loan was extended and the loan was repaid in April 2019.

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

In January 2019, the Company obtained a nine-month secured short-term loan of RMB100.0 million (equivalent to US$14.5 million) from Postal Savings Bank of China at an annual interest rate of 4.35%. The loan was secured by restricted cash of RMB10.0 million (equivalent to US$1.5 million) in Postal Savings Bank of China.

(b) Non-current

	June 30, 2019	December 31, 2018
	US$	US$
Secured loans	74,690,642	2,177,985
Unsecured loans	277,161,767	196,031,589
Syndicate loan facility	90,000,000	90,000,000
Less: current portion	(189,349,006)	(176,401,330)
Total long-term bank loans, excluding current portion	252,503,403	111,808,244

In October and November 2015, the Company obtained three long term unsecured loans of RMB260.0 million (equivalent to US$37.8 million) from Bank of China at an annual interest rate of 4.75%. In January 2016, the Company obtained a long term unsecured loan of RMB80.0 million (equivalent to US$11.6 million) from Bank of China at an annual interest rate of 4.75%. On December 9, 2016, the Company obtained a long term unsecured loan of RMB30.0 million (equivalent to US$4.4 million) from Bank of China at an annual interest rate of 4.75%. On March 23, 2017, the Company obtained a long term unsecured loan of RMB25.0 million (equivalent to US$3.6 million) from Bank of China at an annual interest rate of 4.75%. The Company repaid RMB10.0 million (equivalent to US$1.5 million) on April 28, 2017, RMB40.0 million (equivalent to US$5.8 million) on October 28, 2017, RMB25.0 million (equivalent to US$3.6 million) on April 28, 2018, RMB100.0 million (equivalent to US$14.5 million) on October 28, 2018 and RMB25.0 million (equivalent to US$3.6 million) on April 28, 2019, RMB100.0 million (equivalent to US$14.5 million), RMB20.0 million (equivalent to US$2.9 million), and RMB75.0 million (equivalent to US$10.9 million) will be repaid on October 28, 2019, April 28, 2020 and October 28, 2020, respectively. As of June 30, 2019, the Company was providing external guarantees without the bank’s consent, which was in violation of a provision of the loan contract. According to the loan contract, Bank of China has the right to declare the above loans be immediately due and payable. As a result, the loan amounting to RMB75.0 million (equivalent to US$10.9 million) due on October 28, 2020 was callable and classified as short-term loans. For details of the guarantee, please refer to note 17.

On August 22, 2016, Xinda Holding (HK) Company Limited ("Xinda Holding (HK)") a wholly owned subsidiary of the Company, entered into a facility agreement for a loan facility in an aggregate amount of US$180.0 million with a consortium of banks and financial institutions led by Standard Chartered Bank (Hong Kong) Limited. The Company paid arrangement fees and legal fees in the amount of US$6.77 million for the related loan, which were all amortized as of June 30, 2019. Debt issuance costs are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the loan and amortized to interest expense using the effective interest rate of 6.205% as of June 30, 2019. The Company repaid US$22.5 million, US$22.5 million and US$45.0 million on November 22, 2017, February 22, 2018 and May 22, 2018, respectively. US$90.0 million of the principal amount should be repaid on August 22, 2018. The loans were not repaid on time due to the stricter foreign exchange control in the PRC. As of June 30, 2019, the balance of the loan was US$90.0 million, and the Company totally pledged RMB349.0 million (equivalent to US$50.8 million) restricted cash to secure the repayment of the above loan. In accordance with the renewal agreement in July 2019, the repayment term of the above loan was extended to August 30, 2019.

During 2017, the Company obtained four long-term unsecured loans of RMB430.0 million (equivalent to US$62.5 million) from Nanchong Shuntou Development Group Co., Ltd. at an annual interest rate of 4.35%. In accordance with the renewal agreements on April 2, 2019, the repayment terms of the four loans were extended and the loans will be due on September 30, 2019.

On December 1, 2017, the Company obtained a seven-year unsecured loan of RMB526.3 million (equivalent to US$76.6 million) from Longjiang Bank, Harbin Branch at an annual interest rate of 4.9%. The Company borrowed another long-term loan in amount of RMB169.1 million (equivalent to US$24.6 million) in January 2018 at an annual interest rate of 4.9%. The Company repaid RMB15.0 million (equivalent to US$2.2 million) on June 30, 2019, RMB20.0 million (equivalent to US$2.9 million), RMB35.0 million (equivalent to US$5.1 million), RMB35.0 million (equivalent to US$5.1 million), RMB70.0 million (equivalent to US$10.2 million), RMB70.0 million (equivalent to US$10.2 million) and RMB450.4 million (equivalent to US$65.5 million) will be repaid on December 30, 2019, June 30, 2020, December 30, 2020, June 30, 2021, December 30, 2021, and after 2021, respectively.

On December 26, 2018, the Company obtained a five-year secured loan of AED8.0 million (equivalent to US$2.2 million) from National Bank of Umm Al Qaiwain at an interest rate of three-month EBOR (2.58% as of June 30, 2019) plus 3.75%. The long-term loan was secured by an undated cheque of AED8.8 million (US$2.4 million) favouring the bank provided by Dubai Xinda. The cheque would not be cashed by the bank unless Dubai Xinda defaults. Principal will be repaid in ten half-yearly installments of AED0.8 million (equivalent to US$0.2 million) each. The Company repaid AED0.8 million (equivalent to US$0.2 million) on June 30, 2019.

In January 2019, the Company obtained a two-year secured loan of RMB500.0 million (equivalent to US$72.7 million) from China Construction Bank. The long-term loan was secured by the right of equity income of Sichuan Xinda, which was previously held by HLJ Xinda Group. The registration of pledge was completed in January 2019.

On June 17, 2019, the Company obtained a long-term loan of RMB600.0 million (equivalent to US$87.3 million) from Longjiang Bank, Harbin Branch at an annual interest rate of 5.635%. RMB50 million (equivalent to US$7.3 million), RMB50 million (equivalent to US$7.3 million), RMB50 million (equivalent to US$7.3 million), RMB50 million (equivalent to US$7.3 million), RMB100 million (equivalent to US$14.5 million), RMB100 million (equivalent to US$14.5 million), RMB100 million (equivalent to US$14.5 million) and RMB100 million (equivalent to US$14.5 million) will be repaid on June 20, 2021, December 20, 2021, June 20, 2022, December 20, 2022, June 20, 2023, December 20, 2023, June 20, 2024, December 20, 2024, respectively.

Maturities on long-term bank loans (including current portion) are as follows:

June 30, 2019
US$
2019	170,221,299
2020	24,436,644
2021	108,076,658
2022	41,164,647
After 2022	97,953,161
Total	441,852,409

Note 9 – Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2019	December 31, 2018
	US$	US$
Payables for purchase of property, plant and equipment	14,453,599	53,059,897
Accrued freight expenses	9,900,646	25,908,990
Accrued interest expenses	11,295,515	8,873,532
Contract liabilities (i)	1,425,590	16,105,245
Non income tax payables	7,934,608	6,425,236
Others (ii)	22,293,399	16,553,998
Total accrued expenses and other current liabilities	67,303,357	126,926,898

(i) Contract liabilities mainly represent the advance received from customers in the PRC for the finished goods and raw materials purchases as of June 30, 2019. The change in contract liabilities primarily represents the cash received, less amounts recognized as revenues during the period.

(ii) Others mainly represent accrued payroll and employee benefits, accrued audit and consulting fees, electricity fee and other accrued miscellaneous operating expenses.

Note 10 – Related Party Transactions

The related party transactions are summarized as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2019	2018	2019	2018
	US$	US$	US$	US$
Transactions with related parties:

Revenues resulting from transactions with a related party:
Sales to Macromolecule Composite Materials (iv)	308,800	—	308,800	—

Financing transactions with related parties:
Investment received in advance from Changmu (i)	—	75,567,512	—	75,567,512
Interest-free advances from Mr. Jie Han (ii)	2,950,723	—	2,950,723	—
Interest-free advances from a senior management employee in HLJ Xinda Group (iii)	—	—	284,008	—
Repayment of interest-free advances from management employees in HLJ Xinda Group and Sichuan Xinda (iii)	(4,439,451)	—	(4,439,451)	—
Interest-free advances from Macromolecule Composite Materials (iv)	64,155,128	—	64,155,128	—
Repayment of interest-free advances from Macromolecule Composite Materials (iv)	(60,713,009)	—	(60,713,009)	—
Total financing transactions with related parties	1,953,391	75,567,512	2,237,399	75,567,512

The related party balances are summarized as follows:

	June 30, 2019	December 31, 2018
	US$	US$
Amounts due from a related party:
Macromolecule Composite Materials (iv)	278,370	—

Amounts due to related parties:
Mr. Jie Han (ii)	12,800,559	9,907,915
Mr. Jie Han’s wife (ii)	3,176,480	3,180,965
Mr. Jie Han’s son (ii)	727,304	728,523
Senior management employees in HLJ Xinda Group and Sichuan Xinda (iii)	443,734	4,548,335
Macromolecule Composite Materials (iv)	2,924,682	—
Total amounts due to related parties	20,072,759	18,365,738

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

(ii) During the year ended December 31, 2018, the Company received RMB68.0 million (equivalent to US$9.9 million) from Mr. Jie Han, the Chairman of the Company, RMB21.8 million (equivalent to US$3.2 million) from Ms. Limei Sun, the wife of Mr. Jie Han, RMB5.0 million (equivalent to US$0.7 million) from Mr. Tiexin Han, the son of Mr. Jie Han.

During the six-month period ended June 30, 2019, the Company received another RMB20.0 million (equivalent to US$2.9 million) from Mr. Jie Han as interest-free advances.

(iii) In August 2018, the Company received RMB10.0 million (equivalent to US$1.5 million) each from three senior management employees (Messers Junjie Ma, Yuchong Jia, Guangjun Jiao) of Sichuan Xinda as interest-free advances to Sichuan Xinda. During the year ended December 31, 2018, the Company also received RMB1.2 million (equivalent to US$0.2 million) from a senior management employee (Mr. Rujun Dai) of HLJ Xinda Group as interest-free advances to HLJ Xinda Group.

In April 2019, the Company repaid the RMB30.0 million (equivalent to US$4.4 million) to the senior management employees in Sichuan Xinda. During the six-month period ended June 30, 2019, the Company received another RMB1.9 million (equivalent to US$0.3 million) from Mr. Rujun Dai and repaid RMB0.09 million (equivalent to US$0.01 million) to Mr. Rujun Dai. As of June 30, 2019, the amounts due to Mr. Rujun Dai was RMB3.1 million (equivalent to US$0.4 million).

(iv) On December 26, 2018, Shanghai Sales set up Heilongjiang Xinda Macromolecule Composite Materials Company Limited (“Macromolecule Composite Materials”). On April 22, 2019, Shanghai Sales transferred 97.5% equity interest in Macromolecule Composite Materials to Harbin Shengtong Engineering Plastics Co. Ltd. ("Harbin Shengtong"). Mr. Xigang Chen, the general manager of Sichuan Xinda, is the general manager and also the principal shareholder of Harbin Shengtong.

During the period from April 22, 2019 through June 30, 2019, the Company sold products to Macromolecule Composite Materials in US$0.3 million. As of June 30, 2019, the accounts receivable due from Macromolecule Composite Materials amounted to US$0.3 million.

During the period from April 22, 2019 through June 30, 2019, the Company received RMB434.4 million (equivalent to US$64.2 million) of interest-free advances from Macromolecule Composite Materials and repaid RMB411.5 million (equivalent to US$60.7 million). As of June 30, 2019, the amounts due to Macromolecule Composite Materials was RMB20.1 million (equivalent to US$2.9 million), which was subsequently settled in August 2019.

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

The effective income tax rates for the six-month periods ended June 30, 2019 and 2018 were 11.0% and 20.2%, respectively. The effective income tax rate decreased from 20.2% for the six-month period ended June 30, 2018 to 11.0% for the six-month period ended June 30, 2019, primarily due to (i) the increase of additional deduction of R&D expenses resulted from the increase of R&D expenses incurred and the new policy issued by China’s tax authority in September 2018 to increase the R&D expenses additional deduction rate from 50% to 75% for PRC entities, effective from January 1, 2018 to December 31, 2020, (ii) the decrease of continuous operating losses occurred in overseas subsidiaries such as Dubai Xinda and Xinda Holding (HK). The effective income tax rate for the six-month period ended June 30, 2019 differs from the PRC statutory income tax rate of 25% primarily due to Sichuan Xinda's preferential income tax rate, the reversal of the unrecognized tax benefits accrued in year 2013 and 75% additional deduction of R&D expenses of the major PRC operating entities.

US$3,675,637 previously unrecognized tax benefits accrued in year 2013 and the related accrued interest amounting to US$3,206,058 were reversed due to the expiration of five-year tax assessment period on May 31, 2019. As of June 30, 2019, the unrecognized tax benefits were US$33,325,830 and the interest relating to unrecognized tax benefits was US$11,488,342, of which the unrecognized tax benefits in year 2014 amounting to US$5,739,217 and related accrued interest amounting to US$4,218,325 were classified as current liabilities as the five-year tax assessment period will expire on May 31, 2020. No penalties expense related to unrecognized tax benefits were recorded. The Company is currently unable to provide an estimate of a range of the total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.

Note 12 – Deferred Income

On January 26, 2015, the Company entered into a memorandum and a fund support agreement (the "Agreement") with the People's Government of Shunqing District, Nanchong City, Sichuan Province ("Shunqing Government") pursuant to which Shunqing Government, through its investment vehicle, extended to the Company RMB350 million (equivalent to US$50.9 million) to support the construction of the Sichuan plant, which has been received in full in the form of government repayment of bank loans on behalf of the Company.

In addition, the Company has received RMB333.2 million (equivalent to US$48.5 million) from Shunqing Government and RMB6.4 million (equivalent to US$1.0 million) from Ministry of Finance of the People's Republic of China to support the construction and RMB2.2 million (equivalent to US$0.3 million) special funds of ministerial key research projects from Ministry of Science and Technology of PRC as of June 30, 2019.

The Company has also received RMB45.0 million (equivalent to US$6.5 million) from Harbin Bureau of Finance for Biomedical composites project as of June 30, 2019.

Since the funding is related to the construction of long-term assets, the amounts were recognized as government grant, which is included in deferred income on the consolidated balance sheets, and to be recognized as other income in the consolidated statements of comprehensive income over the periods and in the proportions in which depreciation expense on the long-term assets is recognized.

The Sichuan factory has been operational since July 2016. A cumulative RMB88.7 million (equivalent to US$13.0 million) government grants have been amortized as other income proportionate to the depreciation of the related assets, of which RMB17.2 million (equivalent to US$2.5 million) was amortized in the three-month period ended June 30, 2019.

The Company also received RMB36.0 million (equivalent to US$5.2 million) from Shunqing Government with respect to interest subsidy for bank loans. A cumulative RMB16.4 million (equivalent to US$2.3 million) government grants have been amortized as other income in line with the amount of related loan interest accrued.

Note 13 – Other non-current liabilities

	June 30,	December 31,
	2019	2018
	US$	US$
Income tax payable-noncurrent (i)	88,722,693	92,461,068
Deferred income tax liabilities	5,706,294	6,716,921
Others	2,395,783	2,395,783
Total other non-current liabilities	96,824,770	101,573,772

(i) Income tax payable-noncurrent represents the repatriation tax, the accumulative balance of unrecognized tax benefits since 2015 and related accrued interest. According to the Tax Cuts and Jobs Act enacted on December 22, 2017, the management recognized the amount of U.S. tax corporate income tax is US$70,965,148 based on the deemed repatriation to the United States of accumulated earnings mandated by the U.S. tax reform, US$17,031,636 of which due payable in 2018 and 2019 was classified as current liabilities.

Note 14 – Stockholders' equity

The changes of each caption of stockholders' equity for the six-month period ended June 30, 2019 are as follows:

	Series B Preferred Stock		Common Stock					Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Total Stockholders' Equity
		US$		US$	US$	US$	US$	US$	US$
Balance at January 1, 2019	1,000,000	100	50,948,841	5,097	(92,694)	86,633,582	717,103,890	(54,732,547)	748,917,428
Net income	-	-	-	-	-	-	51,092,032	-	51,092,032
Other comprehensive income - Foreign currency translation adjustment, net of nil income taxes	-	-	-	-	-	-	-	(2,042,284)	(2,042,284)
Balance as of June 30, 2019	1,000,000	100	50,948,841	5,097	(92,694)	86,633,582	768,195,922	(56,774,831)	797,967,176

Note 15– Stock based compensation

Non-vested shares

The Company recognized nil and US$2,547,273 of compensation expense in general and administrative expenses relating to non-vested shares for the three-month periods ended June 30, 2019 and 2018, respectively, and nil and US$2,630,065 for the six-month periods ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was no unrecognized compensation cost relating to non-vested shares.

Note 16 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2019	2018	2019	2018
	US$	US$	US$	US$
Net income	40,111,317	27,224,078	51,092,032	46,323,979
Less:
Earnings allocated to participating Series D convertible preferred stocks	(9,586,142)	(6,555,197)	(12,210,406)	(11,177,620)
Earnings allocated to participating nonvested shares	-	(66,007)	-	(112,552)
Net income for basic and diluted earnings per share	30,525,175	20,602,874	38,881,626	35,033,807

Denominator
Denominator for basic and diluted earnings per share	50,948,841	50,287,731	50,948,841	50,148,504

Earnings per share:
Basic and diluted	0.60	0.41	0.76	0.70

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month periods and six-month periods ended June 30, 2019 and 2018 because their effects are anti-dilutive:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2019	2018	2019	2018

Shares issuable upon conversion of Series D convertible preferred stocks	16,000,000	16,000,000	16,000,000	16,000,000

Note 17 - Commitments and contingencies

(1) Sichuan plant construction and equipment purchase.

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1,800 million (equivalent to US$261.8 million) in property, plant and equipment and approximately RMB600 million (equivalent to US$87.3 million) in working capital, for the construction of Sichuan plant.  As of June 30, 2019, the Company has a remaining commitment of RMB54.8 million (equivalent to US$8.0 million) mainly for facility construction.

In September 2016, Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB17.0 million (equivalent to US$2.5 million) to purchase storage facility and testing equipment. Afterward, Sichuan Xinda cancelled two contracts with Hailezi for a consideration of RMB1.6 million (equivalent to US$0.2 million). As of June 30, 2019, Sichuan Xinda prepaid RMB6.0 million (equivalent to US$0.9 million) and has a remaining commitment of RMB9.4 million (equivalent to US$1.4 million).

On October 20, 2016, Sichuan Xinda entered into an equipment purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of RMB89.8 million (equivalent to US$13.1 million) to purchase certain production and testing equipment. As of June 30, 2019, the Company has a commitment of RMB55.9 million (equivalent to US$8.1 million).

On November 15, 2016, Sichuan Xinda entered into decoration contract with Beijin Construction  to perform indoor and outdoor decoration work for a consideration of RMB237.6 million (equivalent to US$34.6 million).  On February 20, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform outdoor decoration work for a consideration of RMB2.9 million (equivalent to US$0.4 million). On June 10, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform ground decoration work for a consideration of RMB23.8 million (equivalent to US$3.5 million). As of June 30, 2019, Sichuan Xinda prepaid RMB120.9 million (equivalent to US$17.6 million) of which RMB74.0 million (equivalent to US$10.8 million) was transferred to construction in progress and has a remaining commitment of RMB143.4 million (equivalent to US$21.1 million).

In connection with the Nanchong Project mentioned in Note 6 (i), Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB2,242.8 million (equivalent to US$326.2 million) to purchase production equipment and testing equipment in March 2017.  By the end of June 2017, Sichuan Xinda expected to launch an integrated ERP system, which resulted in the equipment to be purchased under the original contracts with Hailezi not meeting the production requirements. Thus the original contracts have been terminated with the amount of RMB2,222.9 million (equivalent to US$323.3 million), and Hailezi agreed to refund the prepayment in the amount of RMB1,704.9 million (equivalent to US$248.0 million) by the end of March 2018, out of the total prepayment made by Sichuan Xinda of RMB1,722.9 million (equivalent to US$250.6 million). As of June 30, 2018, Hailezi has refunded the prepayment in the amount of RMB1,704.9 million (equivalent to US$248.0 million). As of June 30, 2019, Sichuan Xinda prepaid RMB18.0 million (equivalent to US$2.6 million) and has a remaining commitment of RMB1.9 million (equivalent to US$0.3 million).

In connection with the Nanchong Project, on June 21, 2018, Sichuan Xinda entered into another equipment purchase contracts with Hailezi to purchase production equipment and testing equipment for a consideration of RMB1,900 million (equivalent to US$276.4 million). Pursuant to the contracts with Hailezi, Sichuan Xinda have prepaid RMB1,710 million (equivalent to US$248.8 million) at the end of June 30, 2019, and has a remaining commitment of RMB190.0 million (equivalent to US$27.6 million).

(2)  Heilongjiang plant construction and equipment purchase

In connection with the equipment purchase contracts with Hailezi signed on September 26, 2016 and February 28, 2017 mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB30.2 million (equivalent to US$4.4 million) as of June 30, 2019.

In connection with the "HLJ Project" mentioned in Note 6 (i), pursuant to the three investment agreements, the project total capital expenditure will be RMB4,015.0 million (equivalent to be US$596.3 million), among which the investment in fixed assets shall be no less than RMB3,295.0 million (equivalent to US$489.3 million) in total. Pursuant to the contracts with Hailezi signed in November 2017 mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB18.8 million (equivalent to US$2.7 million) as of June 30, 2019.

In connection with the HLJ project, on June 25, 2018, HLJ Xinda Group entered into another equipment purchase contract with Hailezi to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a consideration of RMB749.8 million (equivalent to US$109.1 million). Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB300.7 million (equivalent to US$43.8 million) as of June 30, 2019, and has a remaining commitment of RMB449.1 million (equivalent to US65.3 million).

In connection with the HLJ Project, on July 12, 2018, Heilongjiang Xinda Enterprise Group Company Limited (“HLJ Xinda Group”) entered into an equipment purchase contract with Hailezi to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a consideration of RMB1,157.0 million (equivalent to US$168.3 million). Pursuant to the contract with Hailezi, HLJ Xinda has prepaid RMB240.8 million (equivalent to US$35.0 million) as of June 30, 2019, and has a remaining commitment of RMB916.2 million (equivalent to US$133.3 million).

(3)  Dubai plant construction and equipment

On April 28, 2015, Dubai Xinda entered into a warehouse construction contract with Falcon Red Eye Contracting Co. L.L.C. for a total consideration of AED6.7 million (equivalent to US$1.8 million). As of June 30, 2019, the Company has a remaining commitment of AED1.6 million (equivalent to US$0.4 million).

On May 31, 2019, Dubai Xinda entered into a warehouse construction contract with Peaceful for a total consideration of USD18.8 million. As of June 30, 2019, the Company has a remaining commitment of USD6.7 million.

(4)   Xinda CI (Beijing) office building decoration

On March 30, 2017, Xinda CI (Beijing) Investment Holding Co., Ltd. ("Xinda Beijing Investment") entered into a decoration contract with Beijing Fangyuan Decoration Engineering Co., Ltd. for a total consideration of RMB5.8 million (equivalent to US$0.8 million) to decorate office building. As of December 31, 2018, the decoration work in the amount of RMB2.0 million (equivalent to US$0.3 million) was recorded in construction in progress. As of June 30, 2019, the Company has a remaining commitment of RMB3.8 million (equivalent to US$0.5 million).

On June 9, 2017, Xinda CI (Beijing) entered into a decoration contract with Beijing Zhonghongwufang Stone Co., Ltd for a total consideration of RMB1.2 million (equivalent to US$0.2 million) to decorate office building. As of December 31, 2018, the decoration work in the amount of RMB0.6 million (equivalent to US$0.1 million) was recorded in construction in progress. As of June 30, 2019, the Company has a remaining commitment of RMB0.6 million (equivalent to US$0.1 million).

(5) Guarantees

On December 25, 2018, HLJ Xinda Group, Sichuan Xinda and Mr. Jie Han provided guarantee to Shanghai Sales obtaining a one-year loan of RMB500.0 million (equivalent to US$72.7) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.09% from December 25, 2018 to December 24, 2019. If Shanghai Sales does not repay the above loan when due, HLJ Xinda Group, Sichuan Xinda and Mr. Jie Han shall be obliged to repay the RMB500.0 million loan.

On April 15, 2019, Sichuan Xinda provided guarantee to Shanghai Sales obtaining a one-year loan of RMB800.0 million (equivalent to US$116.4 million) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.09% from April 15, 2019 to April 14, 2020. If Shanghai Sales does not repay the above loan when due, Sichuan Xinda shall be obliged to repay the RMB800.0 million loan.

In the event of Shanghai Sales defaults on the loans, the Company’s material loss contingency would be RMB1.379 billion (equivalent to US$190.2 million), including estimated interest expenses of RMB7.9 million (equivalent to US$1.1 million) as of June 30, 2019. As the Company estimated that the potential material loss contingency was not probable, no accrual for a loss contingency was recognized for the six-month period ended June 30, 2019.

Note 18 - Revenues

Revenues consist of the following:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2019	2018	2019	2018
	US$	US$	US$	US$
Modified Polyamide 66 (PA66)	92,259,170	88,073,232	176,137,415	169,858,624
Modified Polyamide 6 (PA6)	105,421,049	62,257,420	171,589,143	126,298,421
Plastic Alloy	71,411,826	79,409,277	134,548,451	157,975,693
Modified Polypropylene (PP)	40,795,250	47,141,439	77,852,304	97,356,990
Modified Acrylonitrile Butadiene Styrene (ABS)	14,777,635	8,231,853	28,225,264	16,828,835
Polyoxymethylenes (POM)	2,302,901	2,748,355	4,899,362	4,871,740
Polyphenylene Oxide (PPO)	9,133,246	6,620,677	25,992,396	10,790,238
Polylactide (PLA)	12,751,971	22,847,267	29,263,327	43,729,113
Polyethylene (PE)	1,831,333	—	3,604,077	—
Work in progress	112,300,015	—	112,300,015	—
Raw materials	89,484	—	128,133	72,899
Total Revenue	463,073,880	317,329,520	764,539,887	627,782,553

The following table provides sales by major customer group for the three-month and six-month periods ended June 30, 2019 and 2018:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2019	2018	2019	2018
	US$	US$	US$	US$
Distributors	322,799,104	314,604,613	605,615,795	618,143,455
Direct customers	140,185,292	2,724,907	158,729,179	9,566,199
Others	89,484	—	128,133	72,899
Total Revenue	463,073,880	317,329,520	764,539,887	627,782,553

Note 19 - Gains on disposal of a subsidiary

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

The legal transfer was completed on February 1, 2019 and the Company recorded gains of US$0.5 million on disposal of Shanghai New Materials R&D for six-month period ended June 30, 2019.

Note 20 - Leases

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

The Company has made certain accounting policy elections whereby it does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less). All of the Company’s existing leases as of June 30, 2019 were classified as operating leases. As of June 30, 2019, the Company had operating leases for land and office with remaining terms expiring from 2022 through 2037 and a weighted average remaining lease term of 17.8 years. Weighted average discount rate used in the calculation of the lease liabilities was 6.7%. The discount rate reflects the estimated incremental borrowing rate, which includes an assessment of the credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to the lease payments in a similar economic environment.

Lease cost for the six-month period ended June 30, 2019 is as follows:

Six-Month Period Ended June 30,
2019
US$
Operating lease cost	847,228
Short-term lease cost	333,214
Total lease cost	1,180,442

As of June 30, 2019, the maturities of the operating lease liabilities are as follows:

Remaining Lease Payments US$
2019	691,792
2020	1,385,467
2021	1,407,931
2022	1,408,292
2023	1,424,120
Thereafter	22,012,465
Total remaining lease payments	28,330,067
Less: imputed interest	(11,853,580)
Total operating lease liabilities	16,476,487
Less: current portion	(1,888,376)
Non-current operating lease liabilities	14,588,111
Weighted-average remaining lease term	17.8 years
Weighted-average discount rate	6.7%

Supplemental cash flow information related to leases is as follows:

Six-Month Period Ended June 30,
Supplemental disclosure of cash flow information:	2019
Cash paid for amounts included in the measurement of lease liabilities:	US$
Operating cash flows from operating leases	1,679,029
Right-of-use assets obtained in exchange for new lease liabilities:
Operating lease	16,075,213

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

Overview

China XD is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China, and to a lesser extent, in Dubai, UAE. Through our wholly-owned operating subsidiaries in China and UAE, we develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 497 certifications from manufacturers in the automobile industry as of June 30, 2019. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province.  Our Research and Development (the "R&D") team consists of 65 professionals and 7 consultants. As a result of the integration of our academic and technological expertise, we have a portfolio of 465 patents, 32 of which we have obtained the patent rights and the remaining 433 of which we have applications pending in China as of June 30, 2019.

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

The Company's products are primarily used in the production of exterior and interior trim and functional components of 31 automobile brands and 103 automobile models manufactured in China, including Audi, Mercedes Benz, BMW, Toyota, Buick, Chevrolet, Mazda, Volvo, Ford, Citroen, Jinbei, VW Passat, Golf, Jetta, etc.  Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing plants in Harbin, Heilongjiang in the PRC. As of June 30, 2019, in Harbin, Heilongjiang Province, we had approximately 290,000 metric tons of production capacity across 64 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwanese conveyer systems. In December 2013, we broke ground on the construction of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, which we expect will bring total domestic installed production capacity to 590,000 metric tons with the addition of 70 new production lines upon the completion of the construction of our fourth production plant. Sichuan Xinda has been supplying to its customers since 2013. We installed 50 production lines in the second half of 2016 in our Sichuan plant with production capacity of 216,000 metric tons during the year of 2017 and an additional 10 production lines in July 2018, bringing the total capacity to 259,200 metric tons. As of June 30, 2019, there is still construction ongoing on the site of our Sichuan plant which is to be expected to be completed by the end of the fourth quarter of 2019. In order to develop potential overseas markets, Dubai Xinda obtained one leased property and two purchased properties, approximately 52,530 square meters in total, including one leased 10,000 square meters, and two purchased 20,206 and 22,324 square meters on January 25, 2015, June 28, 2016 and September 21, 2016, respectively, from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE, with constructed building comprising warehouses, offices and service blocks. In addition to the earlier 10 trial production lines in Dubai Xinda, the Company completed installing 45 production lines with 11,250 metric tons of annual production capacity by the end of November 2018, and an additional 40 production lines with 13,000 metric tons of annual production capacity were still in construction ongoing, expected to be completed by the end of 2019, bringing total installed production capacity in Dubai Xinda to 24,250 metric tons, targeting high-end products for the overseas market.

In July 2017, the HLJ Xinda Group launched new industrial development project with the Management Committee of Harbin Economic-Technological Development Zone. It includes an industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics, which we expect will be completed by the end of the fourth quarter of 2019. Also included is an industrial project for 300,000 metric tons of biological composite materials, an industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory, all of which we expect to be started by the end of fourth quarter 2019.

Highlights for the three-month period ended June 30, 2019 include:

● Revenues were $463.1 million, an increase of 46.0% from $317.3 million in the second quarter of 2018

● Gross profit was $65.3 million, an increase of 16.2% from $56.2 million in the second quarter of 2018

● Gross profit margin was 14.1%, compared to 17.7% in the second quarter of 2018

● Net income was $40.1 million, compared to $27.2 million in the second quarter of 2018

● Total volume shipped was 106,609 metric tons, an increase of 2.8% from 103,678 metric tons in the second quarter of 2018

Results of Operations

The following table sets forth, for the periods indicated, statements of income data in thousands of USD:

(in millions, except percentage)	Three-Month Period Ended			Six-Month Period Ended
	June 30,		Change	June 30,		Change
	2019	2018	%	2019	2018	%
Revenues	463.1	317.3	46.0%	764.5	627.8	21.8%
Cost of revenues	(397.8)	(261.1)	52.4%	(648.9)	(517.8)	25.3%
Gross profit	65.3	56.2	16.2%	115.6	110.0	5.1%
Total operating expenses	(15.6)	(20.2)	(22.8)%	(34.7)	(35.2)	(1.4)%
Operating income	49.7	36.0	38.1%	80.9	74.8	8.2%
Income before income taxes	42.7	32.7	30.6%	57.4	58.0	(1.0)%
Income tax expense	(2.6)	(5.5)	(52.7)%	(6.3)	(11.7)	(46.2)%
Net income	40.1	27.2	47.4%	51.1	46.3	10.4%

Three-month period ended June 30, 2019 compared to three-month period ended June 30, 2018

Revenues

Revenues were US$463.1 million in the second quarter ended June 30, 2019, an increase of US$145.8 million, or 46.0%, compared to US$317.3 million in the same period of last year. This was due to approximately 51.4% increase in the average RMB selling price, and 2.8% increase in sales volume, as compared with those of the same period of last year, and partially offset by 9.5% negative impact from exchange rate due to depreciation of RMB against US dollars.

(i) Domestic market

For the three-month period ended June 30, 2019, revenue from domestic market increased by US$128.3 million due to: i) an increase of 48.3% in the average RMB selling price of our products; ii) an increase of 1.1% in sales volume as compared with those of last year; and partially offset by iii) a depreciation of RMB against US dollars by 9.5%.

According to the China Association of Automobile Manufacturers, automobile production and sales in China decreased by 13.7% and 12.4%, respectively, for the first half year of 2019 as compared to the same period of 2018. The weakening in macroeconomic conditions since summer of 2018 continued to exacerbate auto business environment, but thanks to our positive efforts to expand our customer bases and to meet their new requirements, the Company has increased overall growth in all parts of China. We had sales growth of 118.9% in Northeast China, 16.3% in Central China, 12.1% in Southern China, 11.9% in North China, 8.7% in Southwest China and 4.3% in East China.

As for the RMB selling price, the increase of 48.3% was mainly due to: i) increased sales of new categories of higher-end products of PA66 and PA6 produced with high-priced raw materials with higher selling price in domestic market; and ii) sales of high-priced work in progress in domestic market during the three-month period ended June 30, 2019.

(ii) Overseas market

For the three-month period ended June 30, 2019, revenues from overseas market was US$17.5 million as compared to US$53,353 of the same period of 2018.

After a successful trial production at our production base in Dubai in November 2018, the Company has established business relationships with new customers in UAE and India, and shipped products to the end users in Europe. We are optimistic about the prospect of our business expansion overseas.

The following table summarizes the breakdown of revenues by categories in millions of US$:

(in millions, except percentage)	Revenues For the Three-Month Period Ended June 30,
	2019		2018		Change in	Change in
	Amount	%	Amount	%	Amount	%
Modified Polyamide 66 (PA66)	92.3	19.9%	88.1	27.8%	4.2	4.8%

Plastic Alloy	71.4	15.4%	79.4	25.0%	(8.0)	(10.1)%

Modified Polyamide 6 (PA6)	105.4	22.8%	62.3	19.6%	43.1	69.2%

Modified Polypropylene (PP)	40.8	8.8%	47.2	14.9%	(6.4)	(13.6)%

Modified Acrylonitrile Butadiene Styrene (ABS)	14.8	3.2%	8.2	2.6%	6.6	80.5%

Polyoxymethylenes (POM)	2.3	0.5%	2.8	0.9%	(0.5)	(17.9)%

Polyphenylene Oxide (PPO)	9.1	2.0%	6.5	2.0%	2.6	40.0%

Modified Polylactic acid (PLA)	12.8	2.8%	22.8	7.2%	(10.0)	(43.9)%

Polyethylene (PE)	1.8	0.4%	—	0.0%	1.8	N/A

Work in progress	112.3	24.2%	—	0.0%	112.3	N/A

Raw Materials	0.1	0.0%	0.0	0.0%	0.1	N/A
Total Revenues	463.1	100%	317.3	100%	145.8	46.0%

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Three-Month Period Ended June 30,
	2019		2018		Change in	Change in
	MT	%	MT	%	MT	%
Modified Polyamide 66 (PA66)	15,824	14.8%	21,166	20.4%	(5,342)	(25.2)%

Plastic Alloy	19,203	18.0%	25,908	25.0%	(6,705)	(25.9)%

Modified Polyamide 6 (PA6)	20,486	19.2%	19,250	18.6%	1,236	6.4%

Modified Polypropylene (PP)	26,641	25.0%	29,447	28.4%	(2,806)	(9.5)%

Modified Acrylonitrile Butadiene Styrene (ABS)	7,014	6.6%	3,784	3.6%	3,230	85.4%

Polyoxymethylenes (POM)	677	0.6%	755	0.7%	(78)	(10.3)%

Polyphenylene Oxide (PPO)	1,809	1.7%	1,035	1.0%	774	74.8%

Modified Polylactic acid (PLA)	1,238	1.2%	2,333	2.3%	(1,095)	(46.9)%

Polyethylene (PE)	1,385	1.3%	—	0.0%	1,385	N/A

Work in progress	12,332	11.6%	—	0.0%	12,332	N/A

Total Sales Volume	106,609	100%	103,678	100%	2,931	2.8%

The Company continued to shift production mix from traditional lower-end products such as PP to higher-end products such as PA6 and PPO, primarily due to (i) greater growth potential of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) better quality demand from and consumer recognition of higher-end cars made by automotive manufacturers from Chinese and Germany joint ventures, Sino-U.S. and Sino-Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China.

The Company also sold high-priced work in progress with discounted price in domestic markets during the three-month period ended June 30, 2019 in order to accelerate inventory turnover and replenish operating funds.

Gross Profit and Gross Profit Margin

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2019	2018	Amount	%
Gross Profit	$65.3	$56.2	$9.1	16.2%
Gross Profit Margin	14.1%	17.7%		(3.6)%

Gross profit was US$65.3 million in the second quarter ended June 30, 2019, compared to US$56.2 million in the same period of 2018. Our gross margin decreased to 14.1% during the second quarter ended June 30, 2019 from 17.7% during the same quarter of 2018 primarily due to the adopted discounted-priced strategy on sales of work in progress in domestic market in order to return capital for the quarter ended June 30, 2019 as compared to that of the prior year.

General and Administrative Expenses

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2019	2018	Amount	%
General and Administrative Expenses	$5.8	$11.3	$(5.5)	(48.7)%
as a percentage of revenues	1.2%	3.6%		(2.4)%

General and administrative (G&A) expenses were US$5.8 million for the quarter ended June 30, 2019 compared to US$11.3 million in the same period in 2018, representing a decrease of 48.7%, or US$5.5million. The decrease was primarily due to our approach on optimizing management structure and enhancing efficiency, leading to the decrease of (i) US$2.5 million in share based compensation incurred for external consultancy, (ii) US$2.0 million in salary and welfare, and (iii) US$1.0 million in travelling, transportation and miscellaneous expense.

Research and Development Expenses

	Three–Month Period Ended June 30,		Change
(in millions, except percentage)	2019	2018	Amount	%
Research and Development Expenses	$9.6	$5.3	$4.3	81.1%
as a percentage of revenues	2.2%	1.7%		0.5%

R&D expenses were US$9.6 million during the quarter ended June 30, 2019 compared with US$5.3 million during the same period in 2018, representing an increase of US$4.3 million, or 81.1%. This significant increase was primarily due to (i) elevated R&D activities to meet the new higher specification requirements from potential customers, especially overseas; and (ii) increased efforts directed towards applications in new electrical equipment and electronics, alternative energy applications, power devices, aviation equipment and ocean engineering, in addition to other new products primarily for advanced industrialized applications in the automobile sector and in new verticals such as ships, airplanes, high-speed rail, 3D printing materials, biodegradable plastics, and medical devices.

As of June 30, 2019, the number of ongoing research and development projects was 371. We expect to complete and commence to realize economic benefits from approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.

Operating Income

Total operating income was US$49.7 million in the second quarter ended June 30, 2019 compared to $36.0 million in the same period of 2018, representing an increase of 38.1% or US$13.7 million. This increase is primarily due to higher gross profit, lower selling expenses and G&A expenses, partially offset by higher R&D expenses.

Interest Income (Expenses)

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2019	2018	Amount	%
Interest Income	$0.5	$1.0	$(0.5)	(50.0)%
Interest Expenses	(12.1)	(11.3)	(0.8)	7.1%
Net Interest Expenses	$(11.6)	$(10.3)	$(1.3)	12.6%
as a percentage of revenues	(2.5)%	(3.3)%		0.8%

Net interest expenses were US$11.6 million for the three-month period ended June 30, 2019, compared to $10.3 million in the same period of 2018, representing an increase of 12.6% or US$1.3 million, primarily due to (i) the increase of interest expense resulting from the average loan interest rate increased to 5.2% for the three-month period ended June 30, 2019 compared to 4.6% of the same period in 2018; (ii) the decrease of average deposit balance in amount of US$221.1 million for the three-month period ended June 30, 2019 compared to US$506.7 million for the same period in prior year; (iii) the decrease of interest income resulting from the average deposit interest rate decreased to 0.8% for the three-month period ended June 30, 2019 compared to 1.1% of the same period in 2018; and partially offset by (iv) the decrease of average short-term and long-term loan balance in amount of US$882.5 million for the three-month period ended June 30, 2019 compared to US$925.0 million for the same period in 2018.

Income Taxes

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2019	2018	Amount	%
Income before Income Taxes	$42.7	$32.7	$10.0	30.6%
Income Tax Expense	(2.6)	(5.5)	2.9	(52.7)%
Effective income tax rate	6.2%	16.8%		11.4%

The effective income tax rates for the three-month periods ended June 30, 2019 and 2018 were 6.2% and 16.8%, respectively. The decrease of effective income tax rate was primarily due to (i) the increase of additional deduction of R&D expenses resulted from the increase of R&D expenses incurred and the new policy issued by China’s tax authority in September 2018 to increase the R&D expenses additional deduction rate from 50% to 75% for PRC entities, effective from January 1, 2018 to December 31, 2020, (ii) the decrease of continuous operating losses occurred in overseas subsidiaries such as Dubai Xinda and Xinda Holding (HK). The effective income tax rate for the three-month period ended June 30, 2019 differs from the PRC statutory income tax rate of 25% primarily due to Sichuan Xinda's preferential income tax rate, the reversal of the unrecognized tax benefits accrued in year 2013 and 75% additional deduction of R&D expenses of the major PRC operating entities.

Our PRC and Dubai subsidiaries have US$505.4 million of cash and cash equivalents and restricted cash as of June 30, 2019, which are planned to be indefinitely reinvested in the PRC and Dubai. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries. In addition, due to our policy of indefinitely reinvesting our earnings in Dubai, UAE, we have not provided for deferred income tax liabilities related to Dubai Xinda in Dubai, UAE, on undistributed earnings. The undistributed earnings as of December 31, 2017 were subject to the one-time repatriation tax under the Tax Act as a deemed repatriation of accumulated undistributed earnings from the foreign subsidiaries. However, the Company continues to plan to indefinitely reinvest its earnings in PRC and Dubai subsequent to the Tax Act.

Net Income

As a result of the above factors, we had a net income of US$40.1 million in the second quarter of 2019 compared to a net income of US$27.2 million in the same quarter of 2018.

Six-month period ended June 30, 2019 compared to six-month period ended June 30, 2018

Revenues

Revenues were US$764.5 million in the six-month period ended June 30, 2019, an increase of US$136.7 million, or 21.8%, compared with US$627.8 million in the same period of last year, as a combined result of: i) 35.3% increase in the average RMB selling price, as compared with those of the same period of last year, and partially offset by ii) 8.2% negative impact from exchange rate due to depreciation of RMB against US dollars; iii) approximately 4.2% decrease in sales volume.

(i) Domestic market

For the six-month period ended June 30, 2019, revenue from domestic market increased by US$113.5 million compared, as a combined result of: i) an increase of 32.9% in the average RMB selling price of our products; and partially offset by ii) a depreciation of RMB against US dollars by 8.2%; iii) a decrease of 5.4% in sales volume as compared with those of last year.

According to the China Association of Automobile Manufacturers, automobile production and sales in China decreased by 13.7% and 12.4%, respectively, for the first half year of 2019 as compared to the same period of 2018. As weakening in macroeconomic conditions since summer of 2018 continued to exacerbate auto business environment, our Company has seen 8.7% decrease in Southwest China and 8.5% decrease in East China.

Thanks to our positive efforts to expand our customer bases and to meet their new requirements, the Company has increased significant growth of 62.6% in Northeast China, 12.8% in North China, 12.1% in South China, 10.1% in Central China.

As for the RMB selling price, the increase of 32.9% was mainly due to: i) increased sales of new categories of higher-end products of PA66 and PA6 produced with high-priced raw materials with higher selling price in domestic markets; and ii) sales of high-priced work in progress in domestic market during the six-month period ended June 30, 2019.

(ii) Overseas market

For the six-month period ended June 30, 2019, revenues from overseas market was US$23.3 million as compared to US$108,207 of that in 2018.

After a successful trial production at our production base in Dubai in November 2018, the Company has established business relationships with new customers in UAE and India, and shipped products to the end users in Europe. We are optimistic about the prospect of our business expansion overseas.

The following table summarizes the breakdown of revenues by categories in millions of US$:

(in millions, except percentage)	Revenues For the Six-Month Period Ended June 30,
	2019		2018		Change in	Change in
	Amount	%	Amount	%	Amount	%
Modified Polyamide 66 (PA66)	176.1	23.0%	169.9	27.1%	6.2	3.6%

Plastic Alloy	134.5	17.6%	158.0	25.1%	(23.5)	(14.9)%

Modified Polyamide 6 (PA6)	171.6	22.5%	126.3	20.1%	45.3	35.9%

Modified Polypropylene (PP)	77.9	10.2%	97.4	15.5%	(19.5)	(20.0)%

Modified Acrylonitrile Butadiene Styrene (ABS)	28.2	3.7%	16.8	2.7%	11.4	67.9%

Polyoxymethylenes (POM)	4.9	0.6%	4.9	0.8%	0.0	0.0%

Polyphenylene Oxide (PPO)	26.0	3.4%	10.8	1.7%	15.2	140.7%

Modified Polylactic acid (PLA)	29.3	3.8%	43.7	7.0%	(14.4)	(33.0)%

Polyethylene (PE)	3.6	0.5%	—	0.0%	3.6	N/A

Work in progress	112.3	14.7%	—	0.0%	112.3	N/A

Raw Materials	0.1	0.0%	0.0	0.0%	0.1	N/A

Total Revenues	764.5	100%	627.8	100%	136.7	21.8%

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Six-Month Period Ended June 30,
	2019		2018		Change in	Change in
	MT	%	MT	%	MT	%
Modified Polyamide 66 (PA66)	32,810	16.3%	40,757	19.4%	(7,947)	(19.5)%

Plastic Alloy	40,861	20.5%	52,695	25.1%	(11,834)	(22.5)%

Modified Polyamide 6 (PA6)	37,830	18.8%	40,146	19.1%	(2,316)	(5.8)%

Modified Polypropylene (PP)	51,549	25.6%	61,060	29.1%	(9,511)	(15.6)%

Modified Acrylonitrile Butadiene Styrene (ABS)	13,646	6.8%	7,707	3.7%	5,939	77.1%

Polyoxymethylenes (POM)	1,462	0.7%	1,365	0.7%	97	7.1%

Polyphenylene Oxide (PPO)	5,026	2.5%	1,725	0.8%	3,301	191.4%

Modified Polylactic acid (PLA)	2,832	1.4%	4,459	2.1%	(1,627)	(36.5)%

Polyethylene (PE)	2,705	1.3%	—	0.0%	2,705	N/A

Work in progress	12,332	6.1%	—	0.0%	12,332	N/A

Total Sales Volume	201,053	100%	209,914	100%	(8,861)	(4.2)%

The Company continued to shift production mix from traditional lower-end products such as PP to higher-end products such as PPO and PLA, primarily due to (i) greater growth potential of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) better quality demand from and consumer recognition of higher-end cars made by automotive manufacturers from Chinese and Germany joint ventures, Sino-U.S. and Sino-Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China.

The Company also sold high-priced work in progress with discounted price in domestic markets during the six-month period ended June 30, 2019 in order to accelerate inventory turnover and replenish operating funds.

Gross Profit and Gross Profit Margin

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2019	2018	Amount	%
Gross Profit	$115.6	$110.0	$5.6	5.1%
Gross Profit Margin	15.1%	17.5%		(2.4)%

Gross profit was US$115.6 million during the six-month period ended June 30, 2019, as compared to US$110.0 million in the same period of 2018. Our gross margin decreased to 15.1% during the six-month period ended June 30, 2019 from 17.5% during the same quarter of 2018 primarily due to the adopted discounted-priced strategy on sales of work in progress in domestic market in order to return capital for the six-month period ended June 30, 2019 as compared to that of the prior year.

General and Administrative Expenses

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2019	2018	Amount	%
General and Administrative Expenses	$14.5	$20.2	$(5.7)	(28.2)%
as a percentage of revenues	1.9%	3.2%		(1.3)%

General and administrative (G&A) expenses were US$14.5 million in the six-month period ended June 30, 2019 compared to US$20.2 million in the same period in 2018, representing a decrease of 28.2%, or US$5.7 million. The decrease was primarily due to our approach on optimizing management structure and enhancing efficiency, leading to the decrease of (i) US$2.9 million in salary and welfare, (ii) US$2.6 million in stock based compensation incurred for external consultancy, and (iii) US$0.2 million in office expense.

Research and Development Expenses

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2019	2018	Amount	%
Research and Development Expenses	$19.6	$10.3	$9.3	90.3%
as a percentage of revenues	2.6%	1.6%		1.0%

Research and development (R&D) expenses were US$19.6 million during for the six-month period ended June 30, 2019 compared with US$10.3 million during the same period in 2018, representing an increase of US$9.3 million, or 90.3%. This significant increase was primarily due to (i) elevated R&D activities to meet the new higher specification requirements from potential customers, especially overseas; and (ii) increased efforts directed towards applications in new electrical equipment and electronics, alternative energy applications, power devices, aviation equipment and ocean engineering, in addition to other new products primarily for advanced industrialized applications in the automobile sector and in new verticals such as ships, airplanes, high-speed rail, 3D printing materials, biodegradable plastics, and medical devices.

As of June 30, 2019, the number of ongoing research and development projects was 371. We expect to complete and commence to realize economic benefits from approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.

Operating Income

Total operating income was US$80.9 million for the six-month period ended June 30, 2019 compared to US$74.8 million in the same period of 2018, representing an increase of 8.2% or US$6.1 million. This increase is primarily due to increased gross profit, lower selling expenses and G&A expenses and partially offset by higher research and development expenses.

Interest Income (Expenses)

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2019	2018	Amount	%
Interest Income	$0.9	$3.3	$(2.4)	(72.7)%
Interest Expenses	(29.6)	(24.2)	(5.4)	22.3%
Net Interest Expenses	$(28.7)	$(20.9)	$(7.8)	37.3%
as a percentage of revenues	(3.8)%	(3.3)%		(0.5)%

Net interest expenses were US$28.7 million for the six-month period ended June 30, 2019, compared to $20.9 million in the same period of 2018, representing an increase of 37.3% or US$7.8 million, primarily due to (i) the increase of interest expense resulting from the average loan interest rate increased to 5.4% for the six-month period ended June 30, 2019 compared to 4.5% of the same period in 2018; (ii) the decrease of average deposit balance in amount of US$253.7 million for the six-month period ended June 30, 2019 compared to US$1,131.7 million for the same period in prior year; (iii) the decrease of interest income resulting from the average deposit interest rate decreased to 0.7% for the six-month period ended June 30, 2019 compared to 1.2% of the same period in 2018; and partially offset by (iv) the decrease of  average short-term and long-term loan balance in the amount of US$886.8 million for the six-month period ended June 30, 2019 compared to US$$917.0 million of the same period in 2018.

Income Taxes

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2019	2018	Amount	%
Income before Income Taxes	$57.4	$58.0	$(0.6)	(1.0)%
Income Tax Expense	(6.3)	(11.7)	(5.4)	46.2%
Effective income tax rate	11.0%	20.2%		(9.2)%

The effective income tax rates for the six-month periods ended June 30, 2019 and 2018 were 11.0% and 20.2%, respectively. The effective income tax rate decreased from 20.2% for the six-month period ended June 30, 2018 to 11.0% for the six-month period ended June 30, 2019, primarily due to (i) the increase of additional deduction of R&D expenses resulted from the increase of R&D expenses incurred and the new policy issued by China’s tax authority in September 2018 to increase the R&D expenses additional deduction rate from 50% to 75% for PRC entities, effective from January 1, 2018 to December 31, 2020, (ii) the decrease of continuous operating losses occurred in overseas subsidiaries such as Dubai Xinda and Xinda Holding (HK). The effective income tax rate for the six-month period ended June 30, 2019 differs from the PRC statutory income tax rate of 25% primarily due to Sichuan Xinda's preferential income tax rate, the reversal of the unrecognized tax benefits in year 2013 and 75% additional deduction of R&D expenses of the major PRC operating entities.

Net Income

As a result of the above factors, we had a net income of US$51.1 million for the six-month period ended June 30, 2019 compared to net income of US$46.3 million in the same period of 2018.

Selected Balance Sheet Data as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018	Change
(in millions, except percentage)			Amount	%
Cash and cash equivalents	194.8	41.3	153.5	371.7%
Restricted cash	312.1	325.7	(13.6)	(4.2)%
Accounts receivable, net of allowance for doubtful accounts	113.3	294.7	(181.4)	(61.6)%
Amounts due from a related party	0.3	—	0.3	N/A
Inventories	734.2	620.0	114.2	18.4%
Prepaid expenses and other current assets	158.2	132.2	26.0	19.7%
Property, plant and equipment, net	824.4	775.9	48.5	6.2%
Land use rights, net	29.4	29.8	(0.4)	(1.3)%
Long-term prepayments to equipment and construction suppliers	448.6	530.6	(82.0)	(15.5)%
Operating right of use assets, net	15.8	—	15.8	N/A
Other non-current assets	3.2	3.2	—	0.0%
Total assets	2,834.3	2,753.5	80.8	2.9%
Short-term bank loans, including current portion of long-term bank loans	678.6	729.7	(51.1)	(7.0)%
Bills payable	576.3	618.2	(41.9)	(6.8)%
Accounts payable	115.3	85.0	30.3	35.6%
Amounts due to related parties	20.1	18.4	1.7	9.2%
Income taxes payable, including noncurrent portion	99.8	99.2	0.6	0.6%
Accrued expenses and other current liabilities	67.3	126.9	(59.6)	(47.0)%
Long-term bank loans, excluding current portion	252.5	111.8	140.7	125.8%
Deferred income	97.1	99.6	(2.5)	(2.5)%
Operating lease liabilities, non-current	14.6	—	14.6	N/A
Redeemable Series D convertible preferred stock	97.6	97.6	—	—
Stockholders' equity	798.0	748.9	49.1	6.6%

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition continued to improve as measured by an increase of 6.6% in stockholders' equity as of June 30, 2019 as compared to that of December 31, 2018. Cash, cash equivalents and restricted cash increased by 38.1% or US$139.9 million due to the increase of net cash provided by financing activities and operating activities. Inventories increased by 18.4% as a result of more purchases of the raw materials and the Company's strategy to stock up the finished goods for the upcoming orders. Prepaid expenses and other current assets increased by 19.7% or US$26.0 million because (i) HLJ Xinda Group has reclassified US$15.8 million of long-term prepayments to Green River to receivables due from Shanghai sales; (ii) advances to suppliers for purchasing raw materials and receivables from Hong Kong Grand Royal Trading Co., Ltd. increased by US$24.3 million and partially offset by (iii) consideration for sales of Shanghai Sales decreased by US$7.3 million; (iv) other prepaid expenses mainly including prepaid miscellaneous service fee and staff advance, and value added taxes receivables decreased by US$6.8 million. The aggregate short-term and long-term bank loans increased by 10.6% due to using the line of credits to support operating and investing activities in HLJ Xinda Group and Sichuan Xinda. We define the manageable debt level as the sum of aggregate short-term and long-term loans over total assets.

A summary of lines of credit for the six-month period ended June 30, 2019 and the remaining line of credit as of June 30, 2019 is as below:

(in millions)	June 30, 2019
	Lines of Credit, Obtained			Remaining Available
Name of Financial Institution	Date of Approval	RMB	USD	USD
Bank of Communication	August 6, 2018	120.0	17.5	—
China Everbright Bank	September 17, 2018	100.0	14.5	10.2
Bank of China	July 28, 2017	295.0	42.9	—
Bank of Longjiang, Heilongjiang	September 12, 2017	945.0	137.5	—
Industrial & Commercial Bank of China (ICBC)	September 5, 2018	1,300.0	189.1	88.2
Agricultural Bank of China	September 3, 2018	200.0	29.1	—
Export-Import Bank of China	August 22, 2018	200.0	29.1	11.6
Postal Savings Bank of China	April 19, 2018	400.0	58.2	43.6
Sichuan Tianfu Bank	March 18, 2019	50.0	7.3	—
Nanchong Shuntou Development Group Ltc.	January 30,2018	430.0	62.5	—
Standard Chartered Bank	August 22, 2016	932.2	135.6	0.6
Nanchong Rural Commercial Bank	January 30, 2018	250.0	36.4	—
Bank of Inner Mongolia	August 16, 2018	40.0	5.8	—
Harbin Rural Commercial Bank	July 31, 2018	350.0	50.9	—
Jianxin Financial Asset Investment Co., Ltd.	March 29, 2019	110.0	16.0	—
National Bank of Umm Al Qaiwain	September 26, 2018	3.0	0.4	—
Subtotal (credit term<=1 year)		5,725.2	832.8	154.2
Bank of China	July 28, 2016	275.0	40.0	40.0
Bank of Longjiang, Heilongjiang	November 28, 2017	1,245.0	181.2	2.9
National Bank of Umm Al Qaiwain	September 26, 2018	10.5	1.5	—
China Construction Bank	March 31, 2019	500.0	72.7	—
Subtotal (credit term>1 year)		2,030.5	295.4	42.9
Total		7,755.7	1,128.2	197.1

As of June 30, 2019, we have contractual obligations to (i) lease commitments in the amount of US$28.3 million, including US$1.4 million due in one year; (ii) equipment acquisition and facility construction in the amount of US$279.9 million; and (iii) long-term bank loan in the amount of US$496.4 million (including principals and interests).

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

The following table sets forth a summary of our cash flows for the periods indicated.

	Six-Month Period Ended June 30,
(in millions US$)	2019	2018
Net cash provided by operating activities	92.9	152.6
Net cash used in investing activities	(45.0)	(90.0)
Net cash provided by (used in) financing activities	94.6	(41.2)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(2.6)	(5.5)
Net increase in cash, cash equivalents, and restricted cash	139.9	15.9
Cash, cash equivalents, and restricted cash at the beginning of period	367.0	320.1
Cash, cash equivalents, and restricted cash at the end of period	506.9	336.0

Operating Activities

Net cash provided by operating activities was US$92.9 million for the six-month period ended June 30, 2019, as compared to US$152.6 million provided in operating activities for the six-month period ended June 30, 2018, due to (i) the increase of approximately US$348.5 million in cash operating payments, including raw material purchases, rental and personnel costs, (ii) the increase of US$6.3 million interest payments, (iii) the decrease of US$2.8 million interest income and partially offset by (iv) the increase of approximately US$296.9 million in cash collected from our customers for the six-month period ended June 30, 2019 and (v) the increase of US$1.0 million received from government grant.

Investing Activities

Net cash used in the investing activities was US$45.0 million for the six-month period ended June 30, 2019 as compared to US$90.0 million for the same period of last year, due to (i) the decrease of US$282.3 million purchase of property, plant and equipment, (ii) the decrease of US$210.4 million purchase of time deposits, (iii) the increase of US$7.4 million proceeds from sales of a subsidiary, (iv) the decrease of US$3.6 million deposits for acquisition of equity, and partially offset by (v) the decrease of US$388.1 million proceeds from maturity of time deposits, (vi) the decrease of US$60.1 million refund of deposit from an equipment supplier and (vii) the decrease of US$10.5 million government grants related to the construction projects.

Financing Activities

Net cash provided by the financing activities was US$94.6 million for the six-month period ended June 30, 2019, as compared to US$41.2 million used in financing activities for the same period of last year, primarily as a result of (i) the increase of the proceeds of US$929.6 million from bank borrowings for the six-month period ended June 30, 2019, (ii) the increase of US$67.4 million proceeds of interest-free advances from related parties, partially offset by (iii) the increase of US$720.4 million repayments of bank borrowings and (iv) the decrease of US$75.6 million in investment received in advance from a related party and (v) the increase of US$65.2 million repayments of interest-free advances to related parties.

As of June 30, 2019, our cash, cash equivalents and restricted cash balance was US$506.9 million, as compared to US$367.0 million at December 31, 2018.

Days Sales Outstanding ("DSO") has decreased from 84 days for the year ended December 31, 2018 to 48 days for the six-month period ended June 30, 2019 as a result of faster accounts receivable collection from the domestic customers.

It takes shorter to collect from our customers. We believe that our DSO is well below industry average Industry Standard Customer and Supplier Payment Terms (days) as below:

	Six-month period ended June 30, 2019	Year ended December 31, 2018
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Supplier Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days

Inventory turnover days have increased from 178 days for the year ended December 31, 2018 to 188 days for the six-month period ended June 30, 2019. Turnover days of payables have decreased from 53 days for the year ended December 31, 2018 to 28 days for the six-month period ended June 30, 2019.

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

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of June 30, 2019 are as follows:

Contractual obligations	Total	Payment due less than 1 year	1 – 3 years	3-5 years	More than 5 years
Purchase of plant, equipment and construction in progress (2)(3)(4)(5)	279,850,284	279,504,675	345,609	—	—
Long-term bank loans (1)	479,848,104	189,116,691	162,215,822	88,453,490	40,062,101
Total	759,698,388	468,621,366	162,561,431	88,453,490	40,062,101

(1)  Includes interest of US$38.0 million accrued at the interest rate under the loan agreements. For borrowings with a floating rate, the most recent rate as of June 30, 2019 was applied.

(2)  Sichuan plant construction and equipment purchase.

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1,800 million (equivalent to US$261.8 million) in property, plant and equipment and approximately RMB600 million (equivalent to US$87.3 million) in working capital, for the construction of Sichuan plant.  As of June 30, 2019, the Company has a remaining commitment of RMB54.8 million (equivalent to US$8.0 million) mainly for facility construction.

In September 2016, Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB17.0 million (equivalent to US$2.5 million) to purchase storage facility and testing equipment. Afterward, Sichuan Xinda cancelled two contracts with Hailezi for a consideration of RMB1.6 million (equivalent to US$0.2 million). As of June 30, 2019, Sichuan Xinda prepaid RMB6.0 million (equivalent to US$0.9 million) and has a remaining commitment of RMB9.4 million (equivalent to US$1.4 million).

On October 20, 2016, Sichuan Xinda entered into an equipment purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of RMB89.8 million (equivalent to US$13.1 million) to purchase certain production and testing equipment. As of June 30, 2019, the Company has a commitment of RMB55.9 million (equivalent to US$8.1 million).

On November 15, 2016, Sichuan Xinda entered into decoration contract with Beijin Construction  to perform indoor and outdoor decoration work for a consideration of RMB237.6 million (equivalent to US$34.6 million).  On February 20, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform outdoor decoration work for a consideration of RMB2.9 million (equivalent to US$0.4 million). On June 10, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform ground decoration work for a consideration of RMB23.8 million (equivalent to US$3.5 million). As of June 30, 2019, Sichuan Xinda prepaid RMB120.9 million (equivalent to US$17.6 million) of which RMB74.0 million (equivalent to US$10.8 million) was transferred to construction in progress and has a remaining commitment of RMB143.4 million (equivalent to US$21.1 million).

In connection with the Nanchong Project mentioned in Note 6 (i), Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB2,242.8 million (equivalent to US$326.2 million) to purchase production equipment and testing equipment in March 2017.  By the end of June 2017, Sichuan Xinda expected to launch an integrated ERP system, which resulted in the equipment to be purchased under the original contracts with Hailezi not meeting the production requirements. Thus the original contracts have been terminated with the amount of RMB2,222.9 million (equivalent to US$323.3 million), and Hailezi agreed to refund the prepayment in the amount of RMB1,704.9 million (equivalent to US$248.0 million) by the end of March 2018, out of the total prepayment made by Sichuan Xinda of RMB1,722.9 million (equivalent to US$250.6 million). As of June 30, 2018, Hailezi has refunded the prepayment in the amount of RMB1,704.9 million (equivalent to US$248.0 million). As of June 30, 2019, Sichuan Xinda prepaid RMB18.0 million (equivalent to US$2.6 million) and has a remaining commitment of RMB1.9 million (equivalent to US$0.3 million).

In connection with the Nanchong Project, on June 21, 2018, Sichuan Xinda entered into another equipment purchase contracts with Hailezi to purchase production equipment and testing equipment for a consideration of RMB1,900 million (equivalent to US$276.4 million). Pursuant to the contracts with Hailezi, Sichuan Xinda have prepaid RMB1,710 million (equivalent to US$248.8 million) at the end of June 30, 2019, and has a remaining commitment of RMB190.0 million (equivalent to US$27.6 million).

(3)  Heilongjiang plant construction and equipment purchase

In connection with the equipment purchase contracts with Hailezi signed on September 26, 2016 and February 28, 2017 mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB30.2 million (equivalent to US$4.4 million) as of June 30, 2019.

In connection with the "HLJ Project" mentioned in Note 6 (i), pursuant to the three investment agreements, the project total capital expenditure will be RMB4,015.0 million (equivalent to be US$596.3 million), among which the investment in fixed assets shall be no less than RMB3,295.0 million (equivalent to US$489.3 million) in total. Pursuant to the contracts with Hailezi signed in November 2017 mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB18.8 million (equivalent to US$2.7 million) as of June 30, 2019.

In connection with the HLJ Project, on June 25, 2018, HLJ Xinda Group entered into another equipment purchase contract with Hailezi to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a consideration of RMB749.8 million (equivalent to US$109.1 million). Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB300.7 million (equivalent to US$43.8 million) as of June 30, 2019, and has a remaining commitment of RMB449.1 million (equivalent to US65.3 million).

In connection with the HLJ Project, on July 12, 2018, Heilongjiang Xinda Enterprise Group Company Limited (“HLJ Xinda Group”) entered into an equipment purchase contract with Hailezi to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a consideration of RMB1,157.0 million (equivalent to US$168.3 million). Pursuant to the contract with Hailezi, HLJ Xinda has prepaid RMB240.8 million (equivalent to US$35.0 million) as of June 30, 2019, and has a remaining commitment of RMB916.2 million (equivalent to US$133.3 million).

(4)  Dubai plant construction and equipment

On April 28, 2015, Dubai Xinda entered into a warehouse construction contract with Falcon Red Eye Contracting Co. L.L.C. for a total consideration of AED6.7 million (equivalent to US$1.8 million). As of June 30, 2019, the Company has a remaining commitment of AED1.6 million (equivalent to US$0.4 million).

On May 31, 2019, Dubai Xinda entered into a warehouse construction contract with Peaceful for a total consideration of USD18.8 million. As of June 30, 2019, the Company has a remaining commitment of USD6.7 million.

(5)   Xinda CI (Beijing) office building decoration

On March 30, 2017, Xinda CI (Beijing) Investment Holding Co., Ltd. ("Xinda Beijing Investment") entered into a decoration contract with Beijing Fangyuan Decoration Engineering Co.,Ltd for a total consideration of RMB5.8million (equivalent to US$0.8million) to decorate office building. As of December 31, 2018, the decoration work in the amount of RMB2.0 million (equivalent to US$0.3 million) was recorded in construction in progress. As of June 30, 2019, the Company has a remaining commitment of RMB3.8 million (equivalent to US$0.5 million).

On June 9, 2017, Xinda CI (Beijing) entered into a decoration contract with Beijing Zhonghongwufang Stone Co., Ltd for a total consideration of RMB1.2 million (equivalent to US$0.2 million) to decorate office building. As of December 31, 2018, the decoration work in the amount of RMB0.6 million (equivalent to US$0.1 million) was recorded in construction in progress. As of June 30, 2019, the Company has a remaining commitment of RMB0.6 million (equivalent to US$0.1 million).

Off-Balance Sheet Arrangements

The Company and Mr. Jie Han have entered into two off–balance sheet commitments that provide guarantees for two one-year loans in the amounts of RMB500 million (equivalent to US$72.7 million) and RMB800 million (equivalent to US$116.4 million) obtained by Heilongjiang Xinda Enterprise Group Shanghai New Materials Sales Company Limited ("Shanghai Sales"), an unrelated party and a raw material provider, on December 25, 2018 and April 15, 2019, respectively, from Longjiang Bank Co., Ltd. Harbin Pingfang branch (“Longjiang Bank”). The Company’s pledged obligations primarily consist of repayments of loan principle and interests if Shanghai Sales defaults on the loans when due.

Our management estimates that, in the event that Shanghai Sales defaults on the loans, the Company’s material loss contingency would be RMB1.379 billion (equivalent to US$190.2 million), including estimated interest expenses of RMB7.9 million (equivalent to US$1.1 million) as of June 30, 2019.

As of today, our management believes that the potential material loss contingency is not probable immediate or in the near future.

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

A hypothetical 1.0% increase in the annual interest rate for all of our credit facilities under which we had outstanding borrowings as of June 30, 2019 would decrease income before income taxes by approximately US$4.7 million for the six-month period ended June 30, 2019. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

The majority of our revenues are collected in and our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the US$1.00 until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the People's Bank of China allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. The People's Bank of China allowed the RMB and U.S. dollar exchange rate to fluctuate within 1% on April 16, 2012 and 2% on March 17, 2014, respectively. On June 30, 2019, the RMB traded at 6.8747 RMB to 1.00 U.S. dollar. Affected by the current trade conflicts between China and US, on August 5, 2019, the RMB exchange rate against the U.S. dollar depreciated to break through 7.00 RMB to 1.00 U.S. dollar.

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

Notwithstanding management's assessment that our internal control over financial reporting was ineffective as of June 30, 2019. We believe that our unaudited condensed consolidated financial statements included in this Quarterly Report present fairly our financial position, results of operations and cash flows for the three-month period ended June 30, 2019 in all material respects.

(b) Changes in internal controls.

During the six-month period ended June 30, 2019, our efforts to improve our internal controls over financial reporting (1) hiring additional qualified financial staff; (2) adopting procedures to evaluate and assess performance of directors, officers and employees of the Company, (3) internal meetings, discussions, trainings and seminars periodically to review and improve our internal control procedures; We plan to improve on the above-referenced weakness by the end of the fiscal year ending December 31, 2019.

Other than the foregoing, there has been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our six-month period ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

"Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 includes a detailed discussion of risks and uncertainties which could adversely affect our future results.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected. During the six-month period ended June 30, 2019, there have been no material changes to the Risk Factors disclosed in “Part I Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Document Description

10.1	Maximum Guarantee Contract dated December 25, 2018 between Longjiang Bank Co., Ltd. Harbin Pingfang branch and Heilongjiang Xinda Enterprise Group Co., Ltd.
10.2	Maximum Guarantee Contract dated December 25, 2018 between Longjiang Bank Co., Ltd. Harbin Pingfang branch and Sichuan Xinda Enterprise Group Co., Ltd.
10.3	Maximum Guarantee Contract dated April 15, 2019 between Longjiang Bank Co., Ltd. Harbin Pingfang branch and Sichuan Xinda Enterprise Group Co., Ltd.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China XD Plastics Company Limited

Date: August 14, 2019	By:	/s/ Jie Han
Name: Jie Han
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Taylor Zhang
Name: Taylor Zhang
Title: Chief Financial Officer

Exhibit Index

Exhibit No.	Document Description

10.1	Maximum Guarantee Contract dated December 25, 2018 between Longjiang Bank Co., Ltd. Harbin Pingfang branch and Heilongjiang Xinda Enterprise Group Co., Ltd.
10.2	Maximum Guarantee Contract dated December 25, 2018 between Longjiang Bank Co., Ltd. Harbin Pingfang branch and Sichuan Xinda Enterprise Group Co., Ltd.
10.3	Maximum Guarantee Contract dated April 15, 2019 between Longjiang Bank Co., Ltd. Harbin Pingfang branch and Sichuan Xinda Enterprise Group Co., Ltd.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.