Form 10-Q
period 2019-09-30
China XD Plastics Co Ltd
filed 2019-11-14
CIK 1353970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

86-451-8434-6600

(Registrant's telephone number, including area code)

 Not applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 8, 2019, the registrant had 66,948,841  shares of common stock, par value US$0.0001 per share, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CXDC	NASDAQ Global Market

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	10,509,402	41,301,817
Restricted cash	224,647,340	325,690,023
Accounts receivable, net of allowance for doubtful accounts	326,831,373	294,688,288
Inventories	699,002,558	620,033,195
Prepaid expenses and other current assets	234,507,419	132,218,528
Total current assets	1,495,498,092	1,413,931,851
Property, plant and equipment, net	798,105,488	775,941,280
Land use rights, net	28,465,372	29,796,795
Long-term prepayments to equipment and construction suppliers	436,326,962	530,636,319
Operating lease right-of-use assets, net	15,601,773	—
Other non-current assets	801,296	3,212,986
Total assets	2,774,798,983	2,753,519,231

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank loans, including current portion of long-term bank loans	619,522,749	729,666,920
Bills payable	431,288,254	618,166,453
Accounts payable	205,440,261	84,958,469
Amounts due to related parties	28,444,767	18,365,738
Income taxes payable	21,105,696	15,975,367
Operating lease liabilities, current	1,390,531	—
Accrued expenses and other current liabilities	98,503,263	126,926,898
Total current liabilities	1,405,695,521	1,594,059,845
Long-term bank loans, excluding current portion	276,518,446	111,808,244
Deferred income	93,214,165	99,583,477
Operating lease liabilities, non-current	14,513,462	—
Other non-current liabilities	95,038,794	101,573,772
Total liabilities	1,884,980,388	1,907,025,338

Redeemable Series D convertible preferred stock (redemption amount of nil and US$280,650,800 as of September 30, 2019 and December 31, 2018, respectively)	—	97,576,465
Stockholders' equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 66,969,841 and 50,969,841 shares issued, 66,948,841 and 50,948,841 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	6,697	5,097
Treasury stock, 21,000 shares at cost	(92,694)	(92,694)
Additional paid-in capital	184,208,447	86,633,582
Retained earnings	785,161,135	717,103,890
Accumulated other comprehensive loss	(79,465,090)	(54,732,547)
Total stockholders' equity	889,818,595	748,917,428
Commitments and contingencies	—	—
Total liabilities, redeemable convertible preferred stock and stockholders' equity	2,774,798,983	2,753,519,231

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2019	2018	2019	2018
	US$	US$	US$	US$

Revenues	373,159,091	297,224,740	1,137,698,978	925,007,293
Cost of revenues	(313,044,518)	(249,997,804)	(961,994,051)	(767,759,035)
Gross profit	60,114,573	47,226,936	175,704,927	157,248,258

Selling expenses	(431,070)	(2,741,156)	(956,300)	(7,354,876)
General and administrative expenses	(5,999,123)	(8,117,769)	(20,539,101)	(28,341,545)
Research and development expenses	(19,908,789)	(23,342,321)	(39,522,696)	(33,680,855)
Total operating expenses	(26,338,982)	(34,201,246)	(61,018,097)	(69,377,276)

Operating income	33,775,591	13,025,690	114,686,830	87,870,982

Interest income	338,033	264,838	1,228,169	3,607,136
Interest expense	(17,036,345)	(13,393,886)	(46,595,864)	(37,562,666)
Foreign currency exchange gains	4,065,890	4,387,166	4,975,637	6,064,328
Losses on foreign currency option contracts	—	—	—	(520,981)
Gains on disposal of a subsidiary	—	—	518,491
Government grant	1,405,284	1,145,703	5,111,437	4,001,746
Total non-operating expense, net	(11,227,138)	(7,596,179)	(34,762,130)	(24,410,437)

Income before income taxes	22,548,453	5,429,511	79,924,700	63,460,545

Income tax benefit (expense)	(5,583,240)	3,535,430	(11,867,455)	(8,171,625)

Net income	16,965,213	8,964,941	68,057,245	55,288,920

Earnings per common share:
Basic and diluted	0.25	0.13	1.02	0.83

Net Income	16,965,213	8,964,941	68,057,245	55,288,920

Other comprehensive losses
Foreign currency translation adjustment, net of nil income taxes	(22,690,259)	(28,497,101)	(24,732,543)	(38,141,701)
Total Comprehensive income (losses)	(5,725,046)	(19,532,160)	43,324,702	17,147,219

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Period Ended September 30,
	2019	2018
	US$	US$
Cash flows from operating activities:
Net cash (used in) provided by operating activities	(183,155,418)	115,513,922

Cash flows from investing activities:
Purchase of and deposits for property, plant and equipment	(54,255,192)	(430,839,423)
Refund of prepayment for building purchase	15,810,261	—
Net proceeds from sales of a subsidiary	7,296,921	—
Proceeds from maturity of time deposits	—	517,686,072
Purchase of time deposits	—	(236,428,396)
Refund of deposit from equipment suppliers	—	121,464,390
Deposits for acquisition of equity	—	(3,640,688)
Refund of deposits for acquisition of equity	—	15,577,880
Government grant related to the construction of Sichuan plant	—	10,324,859
Net cash used in investing activities	(31,148,010)	(5,855,306)

Cash flows from financing activities:
Proceeds from bank borrowings	1,647,171,688	719,994,473
Repayments of bank borrowings	(1,569,203,033)	(757,018,030)
Proceeds from interest-free advances from related parties	79,969,718	14,256,429
Repayments of interest-free advances from related parties	(68,543,743)	—
Investment received in advance from a related party	—	75,567,512
Refund of investment received in advance from a related party	—	(75,567,512)
Net cash provided by (used in) financing activities	89,394,630	(22,767,128)

Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(6,926,300)	(19,528,082)
Net (decrease) increase in cash, cash equivalents and restricted cash	(131,835,098)	67,363,406

Cash, cash equivalents and restricted cash at beginning of period	366,991,840	320,091,665
Cash, cash equivalents and restricted cash at end of period	235,156,742	387,455,071

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	46,534,262	35,067,228
Income taxes paid	7,951,724	16,866,842
Non-cash investing activities:
Accrual for purchase of equipment and construction included in accrued expenses and other current liabilities	1,794,800	5,825,800
Non-cash financing activities:
Conversion of Series D preferred stock to common stock	97,576,465	—

The following table shows a reconciliation of cash, cash equivalents and restricted cash on the condensed consolidated balance sheets to that presented in the above condensed consolidated statements of cash flows.

	September 30,
	2019	2018
	US$	US$

Cash and cash equivalents	10,509,402	51,539,593
Restricted cash	224,647,340	335,915,478
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	235,156,742	387,455,071

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

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2019, the results of operations and cash flows for the nine-month periods ended September 30, 2019 and 2018, have been made.

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

(b) Accounting pronouncement adopted in 2019

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to those currently recorded, on the Company’s consolidated balance sheets. Presentation of leases within the consolidated statements of comprehensive income and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. The Company has adopted this ASU on January 1, 2019 using a modified retrospective approach by recognizing a cumulative-effect adjustment to the opening balance of retained earnings. This adoption approach resulted in a balance sheet presentation that was not be comparable to the prior period in the first year of adoption. Additionally, the Company used the package of practical expedients that allowed the Company to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company also elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The adoption of the standard resulted in recognition of right-of-use (“ROU”) assets and lease liabilities of approximately US$16.1 million and US$16.8 million, respectively, as of January 1, 2019. The difference between the initial operating right-of-use asset and operating lease liability of US$0.7 million was accrued rent previously recognized under ASC 840. There was no cumulative effect on retained earnings as of January 1, 2019 as a result of adoption.

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

(c) Significant concentrations and risks

Sales concentration

The Company sells its products primarily through approved distributors in the People's Republic of China (the "PRC"). The Company's sales are highly concentrated. Sales to distributors individually exceeded 10% of the Company's revenues for the three-month and nine-month periods ended September 30, 2019 and 2018, are as follows:

	Three-Month Period Ended September 30,
	2019		2018
	US$	%	US$	%
Distributor A, located in PRC	48,354,258	13.0%	43,675,493	14.8%
Distributor B, located in PRC	41,236,907	11.1%	38,087,744	12.8%
Distributor C, located in PRC	31,224,911	8.4%	34,620,819	11.6%
Total	120,816,076	32.5%	116,384,056	39.2%

	Nine-Month Period Ended September 30,
	2019		2018
	US$	%	US$	%
Distributor A, located in PRC	163,355,649	14.4%	136,172,680	14.7%
Distributor B, located in PRC	115,842,572	10.2%	114,870,175	12.4%
Distributor C, located in PRC	86,271,299	7.6%	105,340,424	11.4%
Total	365,469,520	32.2%	356,383,279	38.5%

The Company expects revenues from these distributors to continue to represent a substantial portion of its revenue in the future. Any factor adversely affecting the automobile industry in the PRC or the business operations of these customers will have a material effect on the Company's business, financial position and results of operations.

Purchase concentration of raw materials and equipment

The principal raw materials used for the Company's production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon. The Company purchases substantially all of its raw materials through a limited number of distributors.  Raw material purchases from these distributors, which individually exceeded 10% of the Company's total raw material purchases, accounted for approximately 31.6% (three distributors) and 43.2% (four distributors) for the three-month periods ended September 30, 2019 and 2018, respectively, and 32.6% (three distributors) and 20.4% (two distributors) of the Company's total raw materials purchases for the nine-month periods ended September 30, 2019 and 2018, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company's business, financial position and results of operations.

Cash concentration

Cash and cash equivalents and short-term restricted cash mentioned below maintained at banks consist of the following:

	September 30, 2019	December 31, 2018
	US$	US$
Renminbi (“RMB”) denominated bank deposits with:
Financial Institutions in the PRC	235,011,468	366,773,172
Financial Institutions in Hong Kong Special Administrative Region ("Hong Kong SAR")	—	8,134
United States (“U.S.”) dollar denominated bank deposits with:
Financial Institution in the U.S.	16,730	40,390
Financial Institutions in the PRC	16,930	17,050
Financial Institution in Hong Kong SAR	78,930	131,892
Financial Institution in Macau Special Administrative Region ("Macau SAR")	910	6,144
Financial Institution in Dubai, UAE	3,518	14,464
Hong Kong dollar denominated bank deposits with:
Financial institution in Hong Kong SAR	8,290	156
Dirham denominated bank deposits with:
Financial institution in Dubai, UAE	19,966	438

The bank deposits with financial institutions in the PRC are insured by the government authority for up to RMB500,000. The bank deposits with financial institutions in the Hong Kong SAR are insured by the government authority for up to HK$500,000. The bank deposits with financial institutions in the Macau SAR are insured by the government authority for up to MOP$500,000. The bank deposits with financial institutions in the Dubai, UAE are not insured by the government authority. Total bank deposits amounting to US$1,372,734 and US$1,442,481 were insured as of September 30, 2019 and December 31, 2018, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts. To limit exposure to credit risk, the Company primarily places bank deposits with large financial institutions in the PRC, Hong Kong SAR, Macau SAR and Dubai, UAE with acceptable credit rating.

Cash deposits in bank that are restricted as to withdrawal or usage for up to 12 months are reported as restricted cash in the consolidated balance sheets.

Short-term bank deposits that are pledged as collateral for bills payable relating to purchases of raw materials are reported as restricted cash and amounted to US$129,879,525 and US$202,568,664 as of September 30, 2019 and December 31, 2018, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company.

Short-term bank deposits that are related to government grant are reported as restricted cash and amounted to US$1,430,537 and US$1,469,935 as of September 30, 2019 and December 31, 2018, respectively.

Short-term bank deposits that are pledged as collateral for issuance of letter of guarantee are reported as restricted cash amounted to US$42,575,237 and US$70,885,301 as of September 30, 2019 and December 31, 2018, respectively.

Short-term bank deposits that are pledged as repayment to settle US$45.0 million of syndicated loans obtained from Standard Chartered Bank are reported as restricted cash and amounted to US$49,348,194 and US$50,766,123 as of September 30, 2019 and December 31, 2018, respectively.

Short-term bank deposits that are pledged as collateral to settle US$14.9 million of short-term bank loans obtained from Postal Savings Bank of China are reported as restricted cash and amounted to US$1,413,847 and nil as of September 30, 2019 and December 31, 2018, respectively.

Note 2 – Accounts receivable

Accounts receivable consists of the following:

	September 30, 2019	December 31, 2018
	US$	US$

Accounts receivable	326,868,747	294,726,804
Allowance for doubtful accounts	(37,374)	(38,516)
Accounts receivable, net	326,831,373	294,688,288

As of September 30, 2019 and December 31, 2018, the accounts receivable balances also include notes receivable in the amount of US$335,142 and US$27,392, respectively. As of September 30, 2019 and December 31, 2018, US$37,431,712 and US$94,581,170, respectively, of accounts receivable are pledged for the short-term bank loans.

There was no accrual of additional provision or write-off of accounts receivable for the three-month and nine-month periods ended September 30, 2019 and 2018.

The following table provides an analysis of the aging of accounts receivable as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	US$	US$
Aging:
– current	270,927,987	218,458,862
– 1-3 months past due	34,349,372	31,386,341
– 4-6 months past due	5,753,489	109,412
– 7-12 months past due	15,124,228	42,532,170
– greater than one year past due	713,671	2,240,019
Total accounts receivable	326,868,747	294,726,804

Note 3 – Inventories

Inventories consist of the following:

	September 30, 2019	December 31, 2018
	US$	US$

Raw materials and work in progress	690,531,879	612,701,274
Finished goods	8,470,679	7,331,921
Total inventories	699,002,558	620,033,195

There were no write down of inventories for the three-month and nine-month periods ended September 30, 2019 and 2018.

Note 4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2019	December 31, 2018
	US$	US$

Value added taxes receivables (i)	1,911,502	4,700,702
Advances to suppliers (ii)	131,089,782	104,469,023
Interest receivable (iii)	939,962	826,729
Consideration for sales of Shanghai Sales (iv)	-	7,285,231
Receivables from Hong Kong Grand Royal Trading Co., Ltd.(v)	42,566,949	-
Receivables from Harbin Xinda High-Tech Co., Ltd. (vi)	50,096,218	-
Others (vii)	7,903,006	14,936,843
Total prepaid expenses and other current assets	234,507,419	132,218,528

(i) Value added taxes receivables mainly represent the input taxes on purchasing equipment by Heilongjiang Xinda Enterprise Group Company Limited (“HLJ Xinda Group”) and Sichuan Xinda Enterprise Group Company Limited (“Sichuan Xinda”), which are to be net off with output taxes. Value added taxes receivables were recognized in operating activities in consolidated statements of cash flows.

(ii) Advances to suppliers are the advances to purchase raw materials.

(iii) Interest receivable mainly represents interest income accrued from restricted cash.

(iv) On December 18, 2018, HLJ Xinda Group entered into an agreement with Mr. Xiaohui Gao, General Manager of Heilongjiang Xinda Enterprise Group Shanghai New Materials Sales Company Limited (“Shanghai Sales”), to transfer Shanghai Sales from HLJ Xinda Group to Mr. Gao for a total consideration of RMB50.0 million (equivalent to US$7.3 million). Pursuant to the contract, the Company completed the legal transfer on December 19, 2018 and the full consideration of US$7.3 million was received on April 11, 2019. The cash received was included in the cash flows from investing activities for the nine-month period ended September 30, 2019.

(v) Hong Kong Grand Royal Trading Co., Ltd. (“Hong Kong Grand Royal”) is a raw material supplier of Dubai Xinda. Dubai Xinda has prepaid US$48.2 million to Hong Kong Grand Royal in 2017 for purchase of raw materials. Due to the price fluctuation of raw materials, Hong Kong Grand Royal could not purchase and deliver the raw materials to Dubai Xinda. In July 2019, both parties entered into a supplemental agreement to cancel the original purchase agreements and Hong Kong Grand Royal shall refund US$14.0 million by September 30, 2019 and US$34.2 million by October 30, 2019. As of September 30, 2019, Hong Kong Grand Royal has refunded US$5.6 million. On October 25, 2019, both parties entered into another supplemental agreement, pursuant to which, the remaining refund shall be paid by December 30, 2019.

(vi) During the nine-month period ended September 30, 2019, the Company transferred US$50.1 million to Harbin Xinda High-Tech Co., Ltd. The amount was subsequently settled in November 2019.

(vii) Others mainly include prepaid miscellaneous service fee and staff advance.

Note 5 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	September 30, 2019	December 31, 2018
	US$	US$

Machinery, equipment and furniture	570,806,401	580,735,482
Motor vehicles	2,270,465	2,658,487
Workshops and buildings	154,524,398	157,976,839
Construction in progress	292,003,986	217,194,285
Total property, plant and equipment	1,019,605,250	958,565,093
Less accumulated depreciation	(221,499,762)	(182,623,813)
Property, plant and equipment, net	798,105,488	775,941,280

For the three-month and nine-month periods ended September 30, 2019 and 2018, the Company capitalized US$1,581,827 and US$568,444, and US$2,326,326 and US$1,829,388 of interest costs as a component of the cost of construction in progress. Depreciation expense on property, plant and equipment was allocated to the following expense items:

	Three-Month Period Ended September 30,
	2019	2018
	US$	US$
Cost of revenues	13,251,745	9,219,288
General and administrative expenses	524,249	804,011
Research and development expenses	887,462	978,117
Selling expenses	1,107	1,332
Total depreciation expense	14,664,563	11,002,748

	Nine-Month Period Ended September 30,
	2019	2018
	US$	US$
Cost of revenues	40,232,815	28,098,227
General and administrative expenses	1,730,020	2,405,381
Research and development expenses	2,855,749	2,954,445
Selling expenses	3,384	4,162
Total depreciation expense	44,821,968	33,462,215

Note 6 - Prepayments to equipment and construction suppliers

	September 30, 2019	December 31, 2018
	US$	US$

Hailezi (i)	412,405,158	502,087,116
Green River (ii)	—	15,778,057
Beijin Construction (iii)	6,670,735	6,867,269
Peaceful Treasure Limited(iv)	16,860,609	4,936,983
Others	390,460	966,894
Total Prepayments to equipment and construction suppliers	436,326,962	530,636,319

(i) On September 26, 2016 and February 28, 2017, HLJ Xinda Group entered into equipment purchase contracts with Hailezi for a total consideration of RMB782.2 million (equivalent to US$110.6 million) to purchase storage facility and other equipment, which will be used for upgrading the storage system of warehouse located in Harbin, China. Pursuant to the contract with Hailezi, HLJ Xinda Group prepaid RMB621.6 million (equivalent to US$87.9 million) during the first quarter of 2017.  Due to a redesign of outdoor storage facility in June 2017, HLJ Xinda Group entered into a supplementary agreement with Hailezi, which decreased the original contract amount to RMB283.7 million (equivalent to US$40.1 million). Hailezi refunded RMB369.1 million (equivalent to US$52.2 million) to HLJ Xinda Group on June 22, 2017. In May 2019, HLJ Xinda Group has prepaid another RMB1.0 million (equivalent to US$0.1 million). As of September 30, 2019, HLJ Xinda Group has prepaid RMB253.5 million (equivalent to US$35.8 million).

On July 21, 2017, HLJ Xinda Group entered into three investment agreements with the Management Committee of Harbin Economic- Technological Development Zone with respect to the industrial project for 300,000 metric tons of biological composite materials, the industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics and the industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory (the "HLJ Project"). In order to fulfill the agreements, HLJ Xinda Group entered into an equipment purchase contract with Hailezi to purchase production equipment in November 2017, which will be used for 100,000 metric tons of engineering plastics located in Harbin, for a consideration of RMB939.7 million (equivalent to US$132.9million). Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB920.9 million (equivalent to US$130.2 million) in total as of June 30, 2019. RMB530.8 million (equivalent to US$75.0 million) of the equipment was delivered in June 2019 and the prepayment was transferred to construction in progress. As of September 30, 2019, the amount of the remaining prepayment was RMB390.1 million (equivalent to US$55.2 million).

In connection with the HLJ project, in June and July 2018, HLJ Xinda Group entered into two equipment purchase contracts with Hailezi to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a consideration of RMB1,906.8 million (equivalent to US$269.6 million). Pursuant to the contracts with Hailezi, HLJ Xinda Group has prepaid RMB541.5 million (equivalent to US$76.6 million) as of September 30, 2019.

On March 17, 2017, Sichuan Xinda entered into a definitive agreement with the People's Government of Shunqing District, Nanchong City of Sichuan Province for the production of 300,000 metric tons of bio-composite materials and additive manufacturing and 20,000 metric tons of functional masterbatch, a high-end color additive process in plastics manufacturing (the "Nanchong Project"). The Nanchong Project will be located in a land area of 250 mu (equivalent to 41.2 acres), with 215 mu designated for bio-composite materials and additive manufacturing production and 35 mu to be designated for functional masterbatch production. The projected total capital expenditures for the project is approximately RMB2.5 billion (equivalent to US$353.5 million).

In connection with the Nanchong Project, Sichuan Xinda entered into equipment purchase contracts with Hailezi to purchase production equipment and testing equipment. Pursuant to the contracts with Hailezi, Sichuan Xinda prepaid RMB1,728.9 million (equivalent to US$244.4 million) in the first quarter of year 2017. In 2017, in order to ensure the traceability of the product and management of supply chain, Sichuan Xinda expected to launch an integrated ERP system, which resulted in the equipment to be purchased under the original contracts with Hailezi not meeting the production requirements. Hailezi agreed to refund the prepayment in the amount of RMB1,704.9 million (equivalent to US$241.0 million) by the end of March 2018, the remaining uncancelled amount is RMB24.0 million (equivalent to US$3.4 million). As of December 31, 2017, Sichuan Xinda signed a supplementary agreement with Hailezi, pursuant to the agreement, Sichuan Xinda agreed to pay RMB12.4 million (equivalent to US$1.8 million) to Hailezi for the compensation of Hailezi due to the termination of the purchase contracts. In January 2018, Hailezi refunded the above-mentioned prepayment. The Company received the testing equipment in the amount of RMB3.2 million (equivalent to US$0.5 million) in November 2018, the remaining balance of the uncancelled prepayment as of September 30, 2019 was RMB20.8 million (equivalent to US$3.0 million).

In connection with the Nanchong Project, on June 21, 2018, Sichuan Xinda entered into another equipment purchase contract with Hailezi to purchase production equipment and testing equipment for a consideration of RMB1,900.1 million (equivalent to US$268.7 million). Pursuant to the contracts with Hailezi, Sichuan Xinda has prepaid RMB1,710.1 million (equivalent to US$241.8 million) as of September 30, 2019.

The table below summarized the balance of prepayments to Hailezi for each of the projects as of September 30, 2019 and December 31, 2018, and the movements of the prepayments:

(in millions US$)
Year	Projects	Balance as of December 31, 2018	Prepaid in 2019	Transfer to CIP in 2019	Effect of foreign currency exchange rate changes	Balance as of September 30, 2019
2017	Storage system	36.8	0.1	—	(1.1)	35.8
2017	HLJ project	134.2	—	(75.0)	(4.0)	55.2
2018	HLJ project	78.9	—	—	(2.3)	76.6
2017	Nanchong project	3.0	—	—	—	3.0
2018	Nanchong project	249.2	—	—	(7.4)	241.8
Total		502.1	0.1	(75.0)	(14.8)	412.4

(ii) In December 2017, HLJ Xinda Group entered into a building purchase contract with Shanghai Caohejing Kangqiao Science & Green River Construction & Development Co., Ltd. for a total consideration of RMB216.6 million (equivalent to US$31.6 million), with a total area of 13,972.64 square meters with a prepaid RMB108.3 million (equivalent to US$15.8 million).

During the six-month period ended June 30, 2019, HLJ Xinda Group entered into an agreement with Green River and Shanghai Sales, to transfer the rights and obligations of HLJ Xinda Group under the original purchase agreement to Shanghai Sales. Pursuant to the agreement, Shanghai Sales shall pay the RMB108.3 million (equivalent to US$15.8 million) to HLJ Xinda Group. As a result, the prepayment was reclassified as prepaid expenses and other current assets during the six-month period ended June 30, 2019. HLJ Xinda Group received the RMB108.3 million on August 6, 2019, which was included in the cash flows from investing activities for the nine-month period ended September 30, 2019.

(iii) Since November 15, 2016, Sichuan Xinda entered into decoration contracts with Sichuan Beijin Construction Engineering Company Limited ("Beijin Construction") to perform indoor and outdoor decoration work for a consideration of RMB264.3 million (equivalent to US$37.4 million). Pursuant to the contracts with Beijin Construction, Sichuan Xinda has prepaid RMB120.9 million (equivalent to US$17.1 million) as of September 30, 2019, of which RMB74.0 million (equivalent to US$10.4 million) was transferred to construction in progress.

(iv) On October 20, 2016, Sichuan Xinda entered into an equipment purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of RMB89.8 million (equivalent to US$12.7 million) to purchase certain production and testing equipment. The Company prepaid RMB33.9 million (equivalent to US$4.8 million) as of September 30, 2019.

On May 31, 2019, Dubai Xinda entered into an equipment purchase contract with Peaceful for a total consideration of US$18.8 million to purchase storage and testing equipment. The Company prepaid US$12.1 million as of September 30, 2019.

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

Note 8 – Borrowings

The Company has credit facilities with several banks under which they draw short-term and long-term bank loans as described below.

(a)  Current

	September 30,	December 31,
	2019	2018
	US$	US$
Unsecured loans	310,183,942	418,198,508
Loans secured by accounts receivable	63,623,125	65,567,082
Loans secured by restricted cash	59,138,472	69,500,000
Current portion of long-term bank loans (note b)	186,577,210	176,401,330
Total short-term loans, including current portion of long-term bank loans	619,522,749	729,666,920

As of September 30, 2019 and December 31, 2018, the Company's short-term bank loans (including the current portion of long-term bank loans) bear a weighted average interest rate of 4.8% and 4.7% per annum, respectively. All short-term bank loans mature at various times within one year and contain no renewal terms.

During the nine-month period ended September 30, 2019, the Company repaid thirteen loans in a total amount of RMB450.0 million (equivalent to US$63.6 million), and obtained thirteen loans in a total amount of RMB450.0 million (equivalent to US$63.6 million) at an annual interest rate of 4.350% secured by accounts receivables of RMB264.8 million (equivalent to US$37.4 million).

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

In May 2018, the Company obtained a three-month secured short-term loan of US$45.0 million from Standard Chartered Bank with the interest rate at 1.5% per annum over LIBOR payable on the last day of its interest period. The loan was secured by restricted cash of RMB300.0 million (equivalent to US$42.6 million) in Standard Chartered Bank in Harbin, China. The Company did not repay the loan on time which is due on August 17, 2018 due to the stricter foreign exchange control in the PRC. In accordance with the renewal agreements dated October 30, 2019, the repayment term of the loan was extended and the loan will be due on November 29, 2019. The loan will be repaid when the Company receive the US$135.0 million loan from the consortium of banks and financial institutions led by Industrial and Commercial Bank of China (Macau) Limited pursuant to the facility agreement dated October 2, 2019, details please refer to Note 22.

In January 2019, the Company obtained a nine-month secured short-term loan of RMB100.0 million (equivalent to US$14.1 million) from Postal Savings Bank of China at an annual interest rate of 4.35%. The loan was secured by restricted cash of RMB10.0 million (equivalent to US$1.4 million) in Postal Savings Bank of China.

(b) Non-current

	September 30, 2019	December 31, 2018
	US$	US$
Secured loans	72,652,556	2,177,985
Unsecured loans	300,443,100	196,031,589
Syndicate loan facility	90,000,000	90,000,000
Less: current portion	(186,577,210)	(176,401,330)
Total long-term bank loans, excluding current portion	276,518,446	111,808,244

In October and November 2015, the Company obtained three long term unsecured loans of RMB260.0 million (equivalent to US$36.8 million) from Bank of China at an annual interest rate of 4.75%. In January 2016, the Company obtained a long term unsecured loan of RMB80.0 million (equivalent to US$11.3 million) from Bank of China at an annual interest rate of 4.75%. On December 9, 2016, the Company obtained a long term unsecured loan of RMB30.0 million (equivalent to US$4.2 million) from Bank of China at an annual interest rate of 4.75%. On March 23, 2017, the Company obtained a long term unsecured loan of RMB25.0 million (equivalent to US$3.5 million) from Bank of China at an annual interest rate of 4.75%. The Company repaid RMB175.0 million (equivalent to US$24.7 million) during 2017 and 2018, and RMB25.0 million (equivalent to US$3.5 million) on April 28, 2019. RMB100.0 million (equivalent to US$14.1 million), RMB20.0 million (equivalent to US$2.8 million), and RMB75.0 million (equivalent to US$10.6 million) will be repaid on October 28, 2019, April 28, 2020 and October 28, 2020, respectively. As of September 30, 2019, the Company was providing external guarantees without the bank’s consent, which was in violation of a provision of the loan contract. According to the loan contract, Bank of China has the right to declare the above loans be immediately due and payable. As a result, the loan amounting to RMB75.0 million (equivalent to US$10.6 million) due on October 28, 2020 was callable and classified as short-term loans. For details of the guarantee, please refer to note 18.

On August 22, 2016, Xinda Holding (HK) Company Limited ("Xinda Holding (HK)") a wholly owned subsidiary of the Company, entered into a facility agreement for a loan facility in an aggregate amount of US$180.0 million with a consortium of banks and financial institutions led by Standard Chartered Bank (Hong Kong) Limited. The Company repaid US$90.0 million in 2017 and 2018. US$90.0 million of the principal amount should be repaid on August 22, 2018. The loans were not repaid on time due to the stricter foreign exchange control in the PRC. As of September 30, 2019, the Company totally pledged RMB349.0 million (equivalent to US$49.3 million) restricted cash to secure the repayment of the above loan. In accordance with the renewal agreements dated October 30, 2019, the repayment term of the loan was extended and the loan will be due on November 29, 2019. The loan will be repaid when the Company receive the US$135.0 million loan from the consortium of banks and financial institutions led by Industrial and Commercial Bank of China (Macau) Limited pursuant to the facility agreement dated October 2, 2019, details please refer to Note 22.

During 2017, the Company obtained four long-term unsecured loans of RMB430.0 million (equivalent to US$60.8 million) from Nanchong Shuntou Development Group Co., Ltd. at an annual interest rate of 4.35%. In accordance with the renewal agreements on April 2, 2019, the repayment terms of the four loans were extended and the loans would be due on September 30, 2019. As of September 30, 2019, the loans were due and repayment terms have not been extended. The Company is currently negotiating with Nanchong Shuntou Development Group Co., Ltd for the extension.

On December 1, 2017, the Company obtained a seven-year unsecured loan of RMB526.3 million (equivalent to US$74.4 million) from Longjiang Bank, Harbin Branch at an annual interest rate of 4.9%. The Company borrowed another long-term loan in amount of RMB169.1 million (equivalent to US$23.9 million) in January 2018 at an annual interest rate of 4.9%. The Company repaid RMB15.0 million (equivalent to US$2.1 million) on June 30, 2019. RMB20.0 million (equivalent to US$2.8 million), RMB35.0 million (equivalent to US$5.0 million), RMB35.0 million (equivalent to US$5.0 million), RMB70.0 million (equivalent to US$9.9 million), RMB70.0 million (equivalent to US$9.9 million), RMB90.0 million (equivalent to US$12.7 million), RMB90.0 million (equivalent to US$12.7 million) and RMB270.4 million (equivalent to US$38.2 million) will be repaid on December 30, 2019, June 30, 2020, December 30, 2020, June 30, 2021, December 30, 2021, June 30, 2022, December 30, 2022 and after 2022, respectively.

On June 17, 2019, the Company obtained a long-term loan of RMB600.0 million (equivalent to US$84.8 million) from Longjiang Bank, Harbin Branch at an annual interest rate of 5.635%. RMB100.0 million (equivalent to US$14.2 million), RMB100.0 million (equivalent to US$14.2 million), RMB200.0 million (equivalent to US$28.2 million), RMB200.0 million (equivalent to US$28.2 million), will be repaid in 2021, 2022, 2023, and 2024, respectively. In September 2019, the Company obtained another long-term loan of RMB219.6 million (equivalent to US$31.1 million) from Longjiang Bank, Harbin Branch at an annual interest rate of 5.635%, and the loan will be repaid in 2025.

On December 26, 2018, the Company obtained a five-year secured loan of AED8.0 million (equivalent to US$2.2 million) from National Bank of Umm Al Qaiwain at an interest rate of three-month EBOR (2.35% as of September 30, 2019) plus 3.75%. The long-term loan was secured by an undated cheque of AED8.8 million (equivalent to US$2.4 million) favouring the bank provided by Dubai Xinda. The cheque would not be cashed by the bank unless Dubai Xinda defaults. Principal will be repaid in ten half-yearly installments of AED0.8 million (equivalent to US$0.2 million) each. The Company repaid AED0.8 million (equivalent to US$0.2 million) on June 30, 2019.

In January 2019, the Company obtained a two-year secured loan of RMB500.0 million (equivalent to US$70.7 million) from China Construction Bank. The long-term loan was secured by the right of equity income of Sichuan Xinda, which was previously held by the Company. The registration of pledge was completed in January 2019.

Maturities on long-term bank loans (including current portion) are as follows:

September 30, 2019
US$
2019	181,410,945
2020	10,332,528
2021	105,060,291
2022	40,023,319
After 2022	126,268,573
Total	463,095,656

Note 9 – Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2019	December 31, 2018
	US$	US$
Payables for purchase of property, plant and equipment	14,038,643	53,059,897
Accrued freight expenses	14,341,777	25,908,990
Accrued interest expenses	10,012,097	8,873,532
Contract liabilities (i)	16,248,016	16,105,245
Non income tax payables	4,617,298	6,425,236
Payables to Macromolecule Composite Materials (ii)	19,422,453	—
Others (iii)	19,822,979	16,553,998
Total accrued expenses and other current liabilities	98,503,263	126,926,898

(i) Contract liabilities mainly represent the advance received from customers in the PRC for the finished goods and raw materials purchases as of September 30, 2019. The change in contract liabilities primarily represents the cash received, less amounts recognized as revenues during the period.

(ii) As of September 30, 2019, the Company owed Heilongjiang Xinda Macromolecule Composite Materials Company Limited (“Macromolecule Composite Materials”) US$19.4 million, which was subsequently settled in October 2019.

(iii) Others mainly represent accrued payroll and employee benefits, accrued audit and consulting fees, electricity fee and other accrued miscellaneous operating expenses.

Note 10 – Related Party Transactions

The related party transactions are summarized as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2019	2018	2019	2018
	US$	US$	US$	US$
Transactions with related parties:

Revenues resulting from transactions with a related party:
Sales to Macromolecule Composite Materials (v)	734,895	—	1,040,485	—

Financing transactions with related parties:
Investment received in advance from Changmu (i)	—	—	—	75,567,512
Refund of investment received in advance to Changmu (i)	—	(75,567,512)	—	(75,567,512)
Proceeds of interest-free advances from Changmu (i)	—	3,779,509	—	3,779,509
Interest-free advances from Mr. Jie Han (ii)	—	1,162,926	2,920,049	1,162,926
Repayment of interest-free advances from Mr. Jie Han (ii)	(116,802)	—	(116,802)	—
Interest-free advances from Mr. Jie Han’s son(ii)	8,760,147	726,830	8,760,147	726,830
Interest-free advances from senior management employee in HLJ Xinda Group and Sichuan Xinda (iii)	—	8,587,164	275,234	8,587,164
Repayment of interest-free advances from senior management employees in HLJ Xinda Group and Sichuan Xinda (iii)	(292,005)	—	(4,679,484)	—
Interest-free advances from Mr. Qingwei Ma (iv)	4,526,076	—	4,526,076	—
Repayment of interest-free advances from Mr. Qingwei Ma (iv)	(730,012)	—	(730,012)	—
Interest-free advances from Macromolecule Composite Materials (v)	—	—	63,488,212	—
Repayment of interest-free advances from Macromolecule Composite Materials (v)	(2,935,570)	—	(63,017,445)	—
Total financing transactions with related parties	9,211,834	(61,311,083)	11,425,975	14,256,429

The related party balances are summarized as follows:

	September 30, 2019	December 31, 2018
	US$	US$
Amounts due to related parties:
Mr. Jie Han	12,328,748	9,907,915
Mr. Jie Han’s wife	3,101,479	3,180,965
Mr. Jie Han’s son	9,190,007	728,523
Senior management employees in HLJ Xinda Group and Sichuan Xinda	148,530	4,548,335
Mr. Qingwei Ma	3,676,003	—
Total amounts due to related parties	28,444,767	18,365,738

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

During the nine-month period ended September 30, 2018, the Company also received RMB26.0 million (equivalent to US$3.8 million) from Changmu as interest-free advances.

(ii) During the nine-month ended September 30, 2018, the Company received RMB8.0 million (equivalent to US$1.2 million) from Mr. Jie Han, the Chairman of the Company, and RMB5.0 million (equivalent to US$0.7 million) from Mr. Tiexin Han, the son of Mr. Jie Han, as interest-free advances to the Company.

During the nine-month period ended September 30, 2019, the Company received another RMB20.0 million (equivalent to US$2.9 million) from Mr. Jie Han as interest-free advances and repaid RMB0.8 million (equivalent to US$0.1 million). As of September 30, 2019, the amounts due to Mr. Jie Han was RMB87.2 million (equivalent to US$12.3 million).

During the nine-month period ended September 30, 2019, the Company received another RMB60.0 million (equivalent to US$8.8 million) from Mr. Tiexin Han as interest-free advances. As of September 30, 2019, the amounts due to Mr. Tiexin Han was RMB65.0 million (equivalent to US$9.2 million).

(iii) In August 2018, the Company received RMB10.0 million (equivalent to US$1.5 million) each from three senior management employees (Messers Junjie Ma, Yuchong Jia, Guangjun Jiao) of Sichuan Xinda as interest-free advances to Sichuan Xinda. During the nine-month period ended September 30, 2018, the Company also received RMB29.1 million (equivalent to US$4.2 million) from a senior management employee (Mr. Rujun Dai) of HLJ Xinda Group as interest-free advances to HLJ Xinda Group.

In April 2019, the Company repaid the RMB30.0 million (equivalent to US$4.4 million) to the senior management employees in Sichuan Xinda. During the nine-month period ended September 30, 2019, the Company received another RMB1.9 million (equivalent to US$0.3 million) from Mr. Rujun Dai and repaid RMB2.0 million (equivalent to US$0.3 million) to Mr. Rujun Dai. As of September 30, 2019, the amounts due to Mr. Rujun Dai was RMB1.1 million (equivalent to US$0.1 million).

(iv) During the nine-month period ended September 30, 2019, the Company received RMB31.0 million (equivalent to US$4.5 million) from Qingwei Ma, the Chief Operating Officer of the Company, as interest-free advances to the Company, and repaid RMB5.0 million (equivalent to US$0.7 million). As of September 30, 2019, the amounts due to Mr. Qingwei Ma was RMB26.0 million (equivalent to US$3.7 million).

(v) On December 26, 2018, Shanghai Sales set up Heilongjiang Xinda Macromolecule Composite Materials Company Limited. On April 22, 2019, Shanghai Sales transferred 97.5% equity interest in Macromolecule Composite Materials to Harbin Shengtong Engineering Plastics Co. Ltd. ("Harbin Shengtong"). Mr. Xigang Chen, who was the general manager of Sichuan Xinda, is the general manager and also the principal shareholder of Harbin Shengtong.

Since Mr. Xigang Chen resigned from Sichuan Xinda on August 5, 2019, Macromolecule Composite Materials was no longer a related party of the Company.

During the period from April 22, 2019 through August 5, 2019, the Company sold products to Macromolecule Composite Materials in US$1.0 million.

During the period from April 22, 2019 through August 5, 2019, the Company received RMB434.4 million (equivalent to US$63.5 million) of interest-free advances from Macromolecule Composite Materials and repaid RMB431.6 million (equivalent to US$63.0 million).

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

The effective income tax rates for the nine-month periods ended September 30, 2019 and 2018 were 14.8% and 12.9%, respectively. The effective income tax rate increased from 12.9% for the nine-month period ended September 30, 2018 to 14.8% for the nine-month period ended September 30, 2019, primarily due to the decrease of Sichuan Xinda’s profit before tax (“PBT”) percentage within the consolidating entities. The effective income tax rate for the nine-month period ended September 30, 2019 differs from the PRC statutory income tax rate of 25% primarily due to Sichuan Xinda's preferential income tax rate, the reversal of the unrecognized tax benefits accrued in year 2013 and 75% additional deduction of R&D expenses of the major PRC operating entities.

US$3,572,637 previously unrecognized tax benefits accrued in year 2013 and the related accrued interest amounting to US$3,116,216 were reversed due to the expiration of five-year tax assessment period on May 31, 2019. As of September 30, 2019, the unrecognized tax benefits were US$33,663,442 and the interest relating to unrecognized tax benefits was US$12,376,126, of which the unrecognized tax benefits in year 2014 amounting to US$5,578,390 and related accrued interest amounting to US$4,351,145 were classified as current liabilities as the five-year tax assessment period will expire on May 31, 2020. No penalties expense related to unrecognized tax benefits were recorded. The Company is currently unable to provide an estimate of a range of the total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.

Note 12 – Deferred Income

On January 26, 2015, the Company entered into a memorandum and a fund support agreement (the "Agreement") with the People's Government of Shunqing District, Nanchong City, Sichuan Province ("Shunqing Government") pursuant to which Shunqing Government, through its investment vehicle, extended to the Company RMB350 million (equivalent to US$49.5 million) to support the construction of the Sichuan plant, which has been received in full in the form of government repayment of bank loans on behalf of the Company.

In addition, the Company has received RMB333.2 million (equivalent to US$47.1 million) from Shunqing Government and RMB6.4 million (equivalent to US$0.9 million) from Ministry of Finance of the People's Republic of China to support the construction and RMB2.2 million (equivalent to US$0.3 million) special funds of ministerial key research projects from Ministry of Science and Technology of PRC as of September 30, 2019.

The Company has also received RMB45.0 million (equivalent to US$6.4 million) from Harbin Bureau of Finance for Biomedical composites project as of September 30, 2019.

Since the funding is related to the construction of long-term assets, the amounts were recognized as government grant, which is included in deferred income on the consolidated balance sheets, and to be recognized as other income in the consolidated statements of comprehensive income over the periods and in the proportions in which depreciation expense on the long-term assets is recognized.

The Sichuan factory has been operational since July 2016. A cumulative RMB97.1 million (equivalent to US$13.8 million) government grants have been amortized as other income proportionate to the depreciation of the related assets, of which RMB25.5 million (equivalent to US$3.6 million) was amortized in the nine-month period ended September 30, 2019.

The Company also received RMB36.0 million (equivalent to US$5.1 million) from Shunqing Government with respect to interest subsidy for bank loans. A cumulative RMB16.4 million (equivalent to US$2.3 million) government grants have been amortized as other income in line with the amount of related loan interest accrued.

 Note 13 – Other non-current liabilities

	September 30,	December 31,
	2019	2018
	US$	US$
Income tax payable-noncurrent (i)	89,976,096	92,461,068
Deferred income tax liabilities	5,062,698	6,716,921
Others	—	2,395,783
Total other non-current liabilities	95,038,794	101,573,772

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

Note 14 – Redeemable Series D convertible preferred stock

On September 26, 2019, the Company delivered an irrevocable notice pursuant to Section 6(C)(ii) of the Amended and Restated Certificate of Designation, Preferences and Rights of Series D Junior Convertible Preferred Stock (the “Certificate of Designation”), to MSPEA Modified Plastics Holding Limited (“MSPEA”), and exercised its right set forth in Section 6(C)(i) of the Certificate of Designation for the mandatory conversion of each outstanding share of the redeemable Series D convertible preferred stock (“Series D Preferred Stock”) into 16,000,000 fully paid and nonassessable shares of common stock. As of September 26, 2019, 16,000,000 shares of Series D Preferred Stock were thus converted into 16,000,000 shares of common stock.

 Note 15 – Stockholders' equity

The changes of each caption of stockholders' equity for the nine-month period ended September 30, 2019 are as follows:

	Series B Preferred Stock		Common Stock					Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders' Equity
		US$		US$	US$	US$	US$	US$	US$
Balance at January 1, 2019	1,000,000	100	50,948,841	5,097	(92,694)	86,633,582	717,103,890	(54,732,547)	748,917,428
Net income	-	-	-	-	-	-	68,057,245	-	68,057,245
Series D Preferred Stock converted to common stock	-	-	16,000,000	1,600	-	97,574,865	-	-	97,576,465
Other comprehensive income - Foreign currency translation adjustment, net of nil income taxes	-	-	-	-	-	-	-	(24,732,543)	(24,732,543)
Balance as of September 30, 2019	1,000,000	100	66,948,841	6,697	(92,694)	184,208,447	785,161,135	(79,465,090)	889,818,595

Note 16– Stock based compensation

Non-vested shares

The Company recognized nil and US$45,339 of compensation expense in general and administrative expenses relating to non-vested shares for the three-month periods ended September 30, 2019 and 2018, respectively, and nil and US$2,675,115 for the nine-month periods ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was no unrecognized compensation cost relating to non-vested shares.

Stock options

The Company recognized nil and US$595,044 of share-based compensation expense in general and administrative expenses relating to stock options for the three-month and nine-month periods ended September 30, 2019 and 2018, respectively.

Note 17 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2019	2018	2019	2018
	US$	US$	US$	US$
Net income	16,965,213	8,964,941	68,057,245	55,288,920
Less:
Earnings allocated to participating Series D convertible preferred stock	(3,834,137)	(2,140,971)	(15,967,004)	(13,257,752)
Earnings allocated to participating nonvested shares	—	(8,904)	—	(106,113)
Net income for basic and diluted earnings per share	13,131,076	6,815,066	52,090,241	41,925,055

Denominator
Denominator for basic earnings per share	51,818,406	50,930,653	51,241,881	50,596,880
Dilutive effect of outstanding share options	—	32,944	—	32,944
Denominator for diluted earnings per share	51,818,406	50,963,597	51,241,881	50,629,824

Earnings per share:
Basic and diluted	0.25	0.13	1.02	0.83

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month periods and nine-month periods ended September 30, 2019 and 2018 because their effects are anti-dilutive:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2019	2018	2019	2018

Shares issuable upon conversion of Series D convertible preferred stock	15,130,435	16,000,000	15,706,960	16,000,000

Note 18 - Commitments and contingencies

(1) Sichuan plant construction and equipment purchase.

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1,800 million (equivalent to US$254.5 million) in property, plant and equipment and approximately RMB600 million (equivalent to US$84.8 million) in working capital, for the construction of Sichuan plant.  As of September 30, 2019, the Company has a remaining commitment of RMB54.8 million (equivalent to US$7.7 million) mainly for facility construction.

In September 2016, Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB17.0 million (equivalent to US$2.4 million) to purchase storage facility and testing equipment. Afterward, Sichuan Xinda cancelled two contracts with Hailezi for a consideration of RMB1.6 million (equivalent to US$0.2 million). As of September 30, 2019, Sichuan Xinda prepaid RMB6.0 million (equivalent to US$0.9 million) and has a remaining commitment of RMB9.4 million (equivalent to US$1.3 million).

On October 20, 2016, Sichuan Xinda entered into an equipment purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of RMB89.8 million (equivalent to US$12.7 million) to purchase certain production and testing equipment. As of September 30, 2019, the Company has a commitment of RMB55.9 million (equivalent to US$7.9 million).

On November 15, 2016, Sichuan Xinda entered into decoration contract with Beijin Construction to perform indoor and outdoor decoration work for a consideration of RMB237.6 million (equivalent to US$33.6 million).  On February 20, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform outdoor decoration work for a consideration of RMB2.9 million (equivalent to US$0.4 million). On June 10, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform ground decoration work for a consideration of RMB23.8 million (equivalent to US$3.4 million). As of September 30, 2019, Sichuan Xinda prepaid RMB120.9 million (equivalent to US$17.1 million) of which RMB74.0 million (equivalent to US$10.4 million) was transferred to construction in progress and has a remaining commitment of RMB143.4 million (equivalent to US$20.3 million).

In connection with the Nanchong Project mentioned in Note 6 (i), Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB2,242.8 million (equivalent to US$317.1 million) to purchase production equipment and testing equipment in March 2017.  By the end of June 2017, Sichuan Xinda expected to launch an integrated ERP system, which resulted in the equipment to be purchased under the original contracts with Hailezi not meeting the production requirements. Thus the original contracts have been terminated with the amount of RMB2,222.9 million (equivalent to US$314.3 million), and Hailezi agreed to refund the prepayment in the amount of RMB1,704.9 million (equivalent to US$241.0 million) by the end of March 2018, out of the total prepayment made by Sichuan Xinda of RMB1,722.9 million (equivalent to US$243.5 million). As of June 30, 2018, Hailezi has refunded the prepayment in the amount of RMB1,704.9 million (equivalent to US$241.0 million). As of September 30, 2019, Sichuan Xinda prepaid RMB18.0 million (equivalent to US$2.5 million) and has a remaining commitment of RMB1.9 million (equivalent to US$0.3 million).

In connection with the Nanchong Project, on June 21, 2018, Sichuan Xinda entered into another equipment purchase contracts with Hailezi to purchase production equipment and testing equipment for a consideration of RMB1,900.1 million (equivalent to US$268.7 million). Pursuant to the contracts with Hailezi, Sichuan Xinda has prepaid RMB1,710.1 million (equivalent to US$241.8 million) as of September 30, 2019, and has a remaining commitment of RMB190.0 million (equivalent to US$26.9 million).

(2)  Heilongjiang plant construction and equipment purchase

In connection with the equipment purchase contracts with Hailezi signed on September 26, 2016 and February 28, 2017 mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB30.2 million (equivalent to US$4.3 million) as of September 30, 2019.

In connection with the "HLJ Project" mentioned in Note 6 (i), pursuant to the three investment agreements, the project total capital expenditure will be RMB4,015.0 million (equivalent to be US$567.7 million), among which the investment in fixed assets shall be no less than RMB3,295.0 million (equivalent to US$465.9 million) in total. Pursuant to the contracts with Hailezi signed in November 2017 mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB18.8 million (equivalent to US$2.7 million) as of September 30, 2019.

In connection with the HLJ project, on June 25, 2018, HLJ Xinda Group entered into another equipment purchase contract with Hailezi to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a consideration of RMB749.8 million (equivalent to US$106.0 million). Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB300.7 million (equivalent to US$42.5 million) as of September 30, 2019, and has a remaining commitment of RMB449.1 million (equivalent to US$63.5 million).

In connection with the HLJ Project, on July 12, 2018, HLJ Xinda Group entered into an equipment purchase contract with Hailezi to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a consideration of RMB1,157.0 million (equivalent to US$163.6 million). Pursuant to the contract with Hailezi, HLJ Xinda has prepaid RMB240.8 million (equivalent to US$34.0 million) as of September 30, 2019, and has a remaining commitment of RMB916.2 million (equivalent to US$129.6 million).

(3)  Dubai plant construction and equipment

On April 28, 2015, Dubai Xinda entered into a warehouse construction contract with Falcon Red Eye Contracting Co. L.L.C. for a total consideration of AED6.7 million (equivalent to US$1.8 million). As of September 30, 2019, the Company has a remaining commitment of AED1.6 million (equivalent to US$0.4 million).

On May 31, 2019, Dubai Xinda entered into a warehouse construction contract with Peaceful for a total consideration of US$18.8 million. As of September 30, 2019, the Company has a remaining commitment of US$6.7 million.

(4)   Xinda CI (Beijing) office building decoration

On March 30, 2017, Xinda CI (Beijing) Investment Holding Co., Ltd. ("Xinda Beijing Investment") entered into a decoration contract with Beijing Fangyuan Decoration Engineering Co., Ltd. for a total consideration of RMB5.8 million (equivalent to US$0.8 million) to decorate office building. As of December 31, 2018, the decoration work in the amount of RMB2.0 million (equivalent to US$0.3 million) was recorded in construction in progress. As of September 30, 2019, the Company has a remaining commitment of RMB3.8 million (equivalent to US$0.5 million).

On June 9, 2017, Xinda CI (Beijing) entered into a decoration contract with Beijing Zhonghongwufang Stone Co., Ltd for a total consideration of RMB1.2 million (equivalent to US$0.2 million) to decorate office building. As of December 31, 2018, the decoration work in the amount of RMB0.6 million (equivalent to US$0.1 million) was recorded in construction in progress. As of September 30, 2019, the Company has a remaining commitment of RMB0.6 million (equivalent to US$0.1 million).

(5) Guarantees

On December 25, 2018, HLJ Xinda Group, Sichuan Xinda and Mr. Jie Han provided guarantee to Shanghai Sales obtaining a one-year loan of RMB500.0 million (equivalent to US$70.7) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.09% from December 25, 2018 to December 24, 2019. If Shanghai Sales does not repay the above loan when due, HLJ Xinda Group, Sichuan Xinda and Mr. Jie Han shall be obliged to repay the RMB500.0 million loan.

On April 15, 2019, Sichuan Xinda provided guarantee to Shanghai Sales obtaining a one-year loan of RMB800.0 million (equivalent to US$113.1 million) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.09% from April 15, 2019 to April 14, 2020. If Shanghai Sales does not repay the above loan when due, Sichuan Xinda shall be obliged to repay the RMB800.0 million loan.

In the event of Shanghai Sales defaults on the loans, the Company’s material loss contingency would be RMB1.379 billion (equivalent to US$195.0 million), including estimated interest expenses of RMB79.2 million (equivalent to US$11.2 million) as of September 30, 2019. As the Company estimated that the potential material loss contingency was not probable, no accrual for a loss contingency was recognized for the nine-month period ended September 30, 2019.

Note 19 - Revenues

Revenues consist of the following:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2019	2018	2019	2018
	US$	US$	US$	US$
Modified Polyamide 66 (PA66)	120,234,670	72,832,370	296,372,085	242,690,994
Modified Polyamide 6 (PA6)	78,940,503	54,018,912	250,529,646	180,317,333
Plastic Alloy	66,353,485	76,511,378	200,901,936	234,487,071
Modified Polypropylene (PP)	32,666,069	60,923,190	110,518,373	158,280,180
Modified Acrylonitrile Butadiene Styrene (ABS)	12,437,078	6,299,771	40,662,342	23,128,606
Polyoxymethylenes (POM)	2,053,799	2,881,985	6,953,161	7,753,725
Polyphenylene Oxide (PPO)	5,490,232	2,425,361	31,482,628	13,215,599
Polylactide (PLA)	17,525,906	20,854,274	46,789,233	64,583,387
Polyethylene (PE)	4,103,483	—	7,707,560	—
Work in progress	33,062,822	—	145,362,837	—
Raw materials	291,044	477,499	419,177	550,398
Total Revenue	373,159,091	297,224,740	1,137,698,978	925,007,293

The following table provides sales by major customer group for the three-month and nine-month periods ended September 30, 2019 and 2018:

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2019	2018	2019	2018
	US$	US$	US$	US$
Distributor	312,919,940	292,507,429	918,602,515	911,068,381
Direct customers	59,948,107	4,239,812	218,677,286	13,388,514
Others	291,044	477,499	419,177	550,398
Total	373,159,091	297,224,740	1,137,698,978	925,007,293

Note 20 - Gains on disposal of a subsidiary

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

The legal transfer was completed on February 1, 2019 and the Company recorded gains of US$0.5 million on disposal of Shanghai New Materials R&D for the nine-month period ended September 30, 2019.

Note 21 - Leases

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

The Company has made certain accounting policy elections whereby it does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less). All of the Company’s existing leases as of September 30, 2019 were classified as operating leases. As of September 30, 2019, the Company had operating leases for land and office with remaining terms expiring from 2022 through 2037 and a weighted average remaining lease term of 17.5 years. Weighted average discount rate used in the calculation of the lease liabilities was 6.7%. The discount rate reflects the estimated incremental borrowing rate, which includes an assessment of the credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to the lease payments in a similar economic environment.

Lease cost for the nine-month period ended September 30, 2019 is as follows:

Nine-Month Period Ended September 30,
2019
US$
Operating lease cost	1,271,455
Short-term lease cost	432,124
Total lease cost	1,703,579

 As of September 30, 2019, the maturities of the operating lease liabilities are as follows:

Remaining Lease Payments US$
2019	346,192
2020	1,386,124
2021	1,408,598
2022	1,408,979
2023	1,424,857
Thereafter	22,023,858
Total remaining lease payments	27,998,608
Less: imputed interest	(12,094,615)
Total operating lease liabilities	15,903,993
Less: current portion	(1,390,531)
Non-current operating lease liabilities	14,513,462
Weighted-average remaining lease term	17.5 years
Weighted-average discount rate	6.7%

Supplemental cash flow information related to leases is as follows:

Nine-Month Period Ended September 30,
Supplemental disclosure of cash flow information:	2019
US$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,707,618
Right-of-use assets obtained in exchange for new lease liabilities:
Operating lease	16,075,213

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

Note 22 - Subsequent Event

(i) Xinda Holding (HK) Company Limited, a wholly owned subsidiary of the Company, entered into a facility agreement on October 2, 2019 for a loan facility in an aggregate amount of US$135,000,000 with a consortium of banks and financial institutions led by Industrial and Commercial Bank of China (Macau) Limited.

(ii) As a result of the Mandatory Conversion (see Note 14), the term of office of MSPEA’s two designees on the Board, Homer Sun and Ryan Law, was automatically terminated.  On October 14, 2019, MSPEA sent a letter (the "Proposal Withdrawal Letter") to the Board informing the Board that it no longer intended to participate in the consortium consisting of XD Engineering Plastics Company Limited, Mr. Han and MSPEA (the “Consortium”) and no longer intended to participate in the going-private transaction (the “Transaction”).  Concurrently with sending the Proposal Withdrawal Letter, MSPEA sent a letter (the "Consortium Withdrawal Letter") to the other members of the Consortium informing them that it no longer intended to participate in the Consortium and no longer intended to participate in the Transaction.

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

Overview

China XD is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China, and to a lesser extent, in Dubai, UAE. Through our wholly-owned operating subsidiaries in China and UAE, we develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 595 certifications from manufacturers in the automobile industry as of September 30, 2019. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province.  Our Research and Development (the "R&D") team consists of 137 professionals and 7 consultants. As a result of the integration of our academic and technological expertise, we have a portfolio of 463 patents, 32 of which we have obtained the patent rights and the remaining 431 of which we have applications pending in China as of September 30, 2019.

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

The Company's products are primarily used in the production of exterior and interior trim and functional components of 31 automobile brands and 103 automobile models manufactured in China, including Audi, Mercedes Benz, BMW, Toyota, Buick, Chevrolet, Mazda, Volvo, Ford, Citroen, Jinbei, VW Passat, Golf, Jetta, etc.  Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing plants in Harbin, Heilongjiang in the PRC. As of September 30, 2019, in Harbin, Heilongjiang Province, we had approximately 290,000 metric tons of production capacity across 64 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwanese conveyer systems. In December 2013, we broke ground on the construction of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, which we expect will bring total domestic installed production capacity to 590,000 metric tons with the addition of 70 new production lines upon the completion of the construction of our fourth production plant. Sichuan Xinda has been supplying to its customers since 2013. We installed 50 production lines in the second half of 2016 in our Sichuan plant with production capacity of 216,000 metric tons during the year of 2017 and an additional 10 production lines in July 2018, bringing the total capacity to 259,200 metric tons. As of September 30, 2019, there is still construction ongoing on the site of our Sichuan plant which is to be expected to be completed by the end of the fourth quarter of 2019. In order to develop potential overseas markets, Dubai Xinda obtained one leased property and two purchased properties, approximately 52,530 square meters in total, including one leased 10,000 square meters, and two purchased 20,206 and 22,324 square meters on January 25, 2015, June 28, 2016 and September 21, 2016, respectively, from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE, with constructed building comprising warehouses, offices and service blocks. In addition to the earlier 10 trial production lines in Dubai Xinda, the Company completed installing 45 production lines with 11,250 metric tons of annual production capacity by the end of November 2018, and an additional 40 production lines with 13,000 metric tons of annual production capacity were still in construction ongoing, expected to be completed by the end of 2019, bringing total installed production capacity in Dubai Xinda to 24,250 metric tons, targeting high-end products for the overseas market.

In July 2017, the HLJ Xinda Group launched new industrial development project with the Management Committee of Harbin Economic-Technological Development Zone. It includes an industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics, which we expect will be completed by the end of second quarter of 2020. Also included is an industrial project for 300,000 metric tons of biological composite materials, an industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory, all of which we expect to be started by the end of fourth quarter 2019.

Highlights for the three months ended September 30, 2019 include:

● Revenues were $373.2 million, an increase of 25.6% from $297.2 million in the third quarter of 2018

● Gross profit was $60.1 million, an increase of 27.3% from $47.2 million in the third quarter of 2018

● Gross profit margin was 16.1%, compared to 15.9% in the third quarter of 2018

● Net income was $17.0 million, compared to $9.0 million in the third quarter of 2018

● Total volume shipped was 92,001 metric tons, a decrease 15.5% from 108,832 metric tons in the third quarter of 2018

Results of Operations

The following table sets forth, for the periods indicated, statements of income data in millions of USD:

	Three-Month Period Ended			Nine-Month Period Ended
	September 30,		Change	September 30,		Change
(in millions, except percentage)	2019	2018	%	2019	2018	%
Revenues	373.2	297.2	25.6%	1,137.7	925.0	23.0%
Cost of revenues	(313.1)	(250.0)	25.2%	(962.0)	(767.8)	25.3%
Gross profit	60.1	47.2	27.3%	175.7	157.2	11.8%
Total operating expenses	(26.3)	(34.2)	(23.1)%	(61.0)	(69.3)	(12.0)%
Operating income	33.8	13.0	160.0%	114.7	87.9	30.5%
Income before income taxes	22.6	5.5	310.9%	80.0	63.5	26.0%
Income tax benefit (expense)	(5.6)	3.5	(260.0)%	(11.9)	(8.2)	45.1%
Net income	17.0	9.0	88.9%	68.1	55.3	23.1%

Revenues

Revenues were US$373.2 million in the third quarter ended September 30, 2019, representing an increase of US$76.0 million, or 25.6%, compared to US$297.2 million in the same period of last year, as a combined result of: i) an increase of 52.3% in the average RMB selling price of our products; and partially offset by ii) a decrease of 15.5% in sales volume; and iii) a depreciation of RMB against US dollars by 3.8%, as compared with those of last year.

(i) Domestic market

For the three-month period ended September 30, 2019, revenues from domestic market increased by US$55.1 million or 18.5% compared with that in the same period of last year, as a combined result of: i) an increase of 47.3% in the average RMB selling price of our products; partially offset by ii) a decrease of 17.4% in sales volume; and iii) a depreciation of RMB against US dollars by 3.8%, as compared with those of last year.

According to the China Association of Automobile Manufacturers, automobile production and sales in China decreased by 11.4% and 10.3%, respectively, for the first nine months of 2019 as compared to the same period of 2018. The weakening in macroeconomic conditions since summer of 2018 continued to exacerbate automobile business environment, but thanks to our positive efforts to expand our marketing areas and customer bases and to meet their new requirements, the Company has achieved sales growth of 51.6% in Central China, 45.9% in North China, 30.1% in Southwest China, 28.3% in Northeast China, and 0.9% in East China, partially offset by the sales decrease of 12.9% in Southern China.

As for the RMB selling price, the increase of 47.3% was mainly due to: i) increased sales of new categories of higher-end products of PA66 and PA6 produced with high-priced raw materials with higher selling price in domestic market; and ii) sales of high-priced work in progress in domestic market during the three-month period ended September 30, 2019.

(ii) Overseas market

For the three-month period ended September 30, 2019, revenues from overseas market were US$20.9 million as compared to US$2,104 of the same period of 2018.

After a successful trial production at our production base in Dubai in November 2018, the Company has established business relationships with new customers in UAE and India, and shipped products to the end users in Europe and Southeast Asia. We are optimistic about the prospect of our business expansion overseas.

The following table summarizes the breakdown of revenues by categories in millions of US$:

(in millions, except percentage)	Revenues For the Three-Month Period Ended September 30,
	2019		2018		Change in	Change in
	Amount	%	Amount	%	Amount	%
Modified Polyamide 66 (PA66)	120.2	32.2%	72.8	24.5%	47.4	65.1%

Plastic Alloy	66.4	17.7%	77.0	25.8%	(10.6)	(13.8)%

Modified Polyamide 6 (PA6)	78.9	21.1%	54.0	18.2%	24.9	46.1%

Modified Polypropylene (PP)	32.7	8.8%	60.9	20.6%	(28.2)	(46.3)%

Modified Acrylonitrile Butadiene Styrene (ABS)	12.4	3.3%	6.3	2.1%	6.1	96.8%

Polyoxymethylenes (POM)	2.1	0.6%	2.9	1.0%	(0.8)	(27.6)%

Polyphenylene Oxide (PPO)	5.5	1.5%	2.4	0.8%	3.1	129.2%

Modified Polylactic acid (PLA)	17.5	4.7%	20.9	7.0%	(3.4)	(16.3)%

Polyethylene (PE)	4.1	1.1%	—	0.0%	4.1	N/A

Work in progress	33.1	8.9%	—	0.0%	33.1	N/A

Raw Materials	0.3	0.1%	0.0	0.0%	0.3	N/A
Total Revenues	373.2	100%	297.2	100%	76.0	25.6)%

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Three-Month Period Ended September 30,
	2019		2018		Change in	Change in
	MT	%	MT	%	MT	%
Modified Polyamide 66 (PA66)	19,154	20.8%	18,624	17.1%	530	2.8%

Plastic Alloy	18,063	19.6%	27,529	25.3%	(9,466)	(34.4)%

Modified Polyamide 6 (PA6)	14,145	15.4%	17,677	16.2%	(3,532)	(20.0)%

Modified Polypropylene (PP)	23,598	25.7%	38,316	35.3%	(14,718)	(38.4)%

Modified Acrylonitrile Butadiene Styrene (ABS)	5,911	6.4%	3,093	2.8%	2,818	91.1%

Polyoxymethylenes (POM)	580	0.6%	869	0.8%	(289)	(33.3)%

Polyphenylene Oxide (PPO)	1,189	1.3%	440	0.4%	749	170.2%

Modified Polylactic acid (PLA)	1,681	1.8%	2,284	2.1%	(603)	(26.4)%

Polyethylene (PE)	3,913	4.3%	—	0.0%	3,913	N/A

Work in progress	3,767	4.1%	—	0.0%	3,767	N/A

Total Sales Volume	92,001	100%	108,832	100%	(16,831)	(15.5)%

The Company continued to shift production mix from traditional lower-end products such as PP to higher-end products such as PA66 and PPO, primarily due to (i) greater growth potential of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) better quality demand from and consumer recognition of higher-end cars made by automotive manufacturers from Chinese and Germany joint ventures, Sino-U.S. and Sino-Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China.

The Company also sold high-priced work in progress with discounted price in domestic markets during the three-month period ended September 30, 2019 in order to accelerate inventory turnover and replenish operating funds.

Gross Profit and Gross Profit Margin

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2019	2018	Amount	%
Gross Profit	$60.1	$47.2	$12.9	27.3%
Gross Profit Margin	16.1%	15.9%		0.2%

Gross profit was US$60.1 million in the third quarter ended September 30, 2019, compared to US$47.2million in the same period of 2018. Our gross margin increased to 16.1% during the third quarter ended September 30, 2019 from 15.9% during the same quarter of 2018 primarily due to more sales of higher-end products during the quarter ended September 30, 2019 as compared to that of the prior year.

General and Administrative Expenses

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2019	2018	Amount	%
General and Administrative Expenses	$6.0	$8.1	$(2.1)	(25.9)%
as a percentage of revenues	1.6%	2.7%		(1.1)%

General and administrative (G&A) expenses were US6.0 million for the quarter ended September 30, 2019 compared to US$8.1 million in the same period in 2018, representing a decrease of 25.9%, or US$2.1 million. The decrease was primarily due to our approach to optimize management structure and enhancing efficiency, leading to the decrease of (i) US$0.6 million in share based compensation incurred for external consulting services, (ii) US$0.6 million in salary and welfare, and (iii) US$0.9 million in travelling, transportation and miscellaneous expenses.

Research and Development Expenses

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2019	2018	Amount	%
Research and Development Expenses	$19.9	$23.3	$(3.4)	(14.6)%
as a percentage of revenues	5.3%	7.8%		(2.5)%

Research and development (R&D) expenses were US$19.9 million during the quarter ended September 30, 2019 compared with US$23.3 million during the same period in 2018, representing a decrease of US$3.4 million, or 14.6%. This decrease was primarily due to (i) a decrease of US$2.5 million in raw materials consumption and (ii) a decrease of US$0.9 million in salary and welfare for R&D personnel.

As of September 30, 2019, the number of ongoing research and development projects was 361. We expect to complete and commence to realize economic benefits from approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.

Operating Income

Total operating income was US$33.8 million in the third quarter ended September 30, 2019 compared to US$13.0 million in the same period of 2018, representing an increase of 160.0% or US$20.8 million. This increase was primarily due to the higher gross profit, lower selling expenses, G&A expenses and R&D expenses.

Interest Income (Expenses)

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2019	2018	Amount	%
Interest Income	$0.3	$0.3	$—	—
Interest Expenses	(17.0)	(13.4)	(3.6)	26.9%
Net Interest Expenses	$(16.7)	$(13.1)	$(3.6)	27.5%
as a percentage of revenues	(4.5)%	(4.4)%		(0.1)%

Net interest expenses were US$16.7 million for the three-month period ended September 30, 2019, compared to US$13.1 million in the same period of 2018, representing an increase of 27.5% or US$3.6 million, primarily due to (i) the increase of average loan interest rate from 4.01% of the same period in 2018 to 4.70% for the three-month period ended September 30, 2019 and partially offset by (ii) the decrease of average short-term and long-term loan balance in the amount of US$915.6 million for the three-month period ended September 30, 2019 compared to US$936.2 million of the same period in 2018.

Income Taxes

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2019	2018	Amount	%
Income before Income Taxes	$22.6	$5.5	$17.1	310.9%
Income tax (expense) benefit	(5.6)	3.5	(9.1)	(260.0)%
Effective income tax rate	24.8%	(65.1)%		89.9%

The effective income tax rates for the three-month periods ended September 30, 2019 and 2018 were 24.8% and -65.1%, respectively. The increase of effective income tax rate was primarily due to: i) the decrease of Sichuan Xinda’s profit before tax (“PBT”) percentage within the consolidating entities; and ii) the decrease of additional deduction of R&D expenses. The effective income tax rate for the three-month period ended September 30, 2019 differs from the PRC statutory income tax rate of 25% primarily due to Sichuan Xinda's preferential income tax rate, and 75% additional deduction of R&D expenses of the major PRC operating entities, partially offset by the increase of valuation allowance against deferred income tax assets of certain subsidiaries, which were at cumulative loss position.

Our PRC and Dubai subsidiaries have US$235.2 million of cash and cash equivalents and restricted cash as of September 30, 2019, which are planned to be indefinitely reinvested in the PRC and Dubai. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries. In addition, due to our policy of indefinitely reinvesting our earnings in Dubai, UAE, we have not provided for deferred income tax liabilities related to Dubai Xinda in Dubai, UAE, on undistributed earnings. The undistributed earnings as of December 31, 2017 were subject to the one-time repatriation tax under the Tax Act as a deemed repatriation of accumulated undistributed earnings from the foreign subsidiaries. However, the Company continues to plan to indefinitely reinvest its earnings in PRC and Dubai subsequent to the Tax Act.

Net Income

As a result of the above factors, we had a net income of US$17.0 million in the third quarter of 2019 compared to a net income of US$9.0 million in the same quarter of 2018.

Nine-month period ended September 30, 2019 compared to nine-month period ended September 30, 2018

Revenues

Revenues were US$1,137.7 million in the nine-month period ended September 30, 2019, an increase of US$212.7 million, or 23.0%, compared with US$925.0 million in the same period of last year, as a combined result of: i) an increase of 40.7% in the average RMB selling price of our products; and partially offset by ii) a decrease of 8.1% in sales volume; and iii) a depreciation of RMB against US dollars by 6.9%, as compared with those of last year.

(i) Domestic market

For the nine-month period ended September 30, 2019, revenue from domestic market increased by US$168.5 million or 18.2% compared with that in the same period of last year, as a combined result of: i) an increase of 37.4% in the average RMB selling price of our products; and partially offset by ii) a decrease of 9.5% in sales volume; iii) a depreciation of RMB against US dollars by 6.9% as compared with those of last year.

According to the China Association of Automobile Manufacturers, automobile production and sales in China decreased by 11.4% and 10.3%, respectively, for the first nine months of 2019 as compared to the same period of 2018. The weakening in macroeconomic conditions since summer of 2018 continued to exacerbate automobile business environment, but thanks to our positive efforts to expand our customer bases and to meet their new requirements, the Company has achieved sales growth of 52.4% in Northeast China, 22.3% in North China, 22.2% in Central China, 2.8% in Southwest China, and 0.8% in Southern China, partially offset by the sales decrease of 5.3% in East China.

As for the RMB selling price, the increase of 37.4% was mainly due to: i) increased sales of new categories of higher-end products of PA66 and PA6 produced with high-priced raw materials with higher selling price in domestic markets; and ii) sales of high-priced work in progress in domestic market during the nine-month period ended September 30, 2019.

(ii) Overseas market

For the nine-month period ended September 30, 2019, revenues from overseas market were US$44.3 million as compared to US$152,871 of that in 2018.

After a successful trial production at our production base in Dubai in November 2018, the Company has established business relationships with new customers in UAE and India, and shipped products to the end users in Europe and Southeast Asia. We are optimistic about the prospect of our business expansion overseas.

The following table summarizes the breakdown of revenues by categories in millions of US$:

(in millions, except percentage)	Revenues For the Nine-Month Period Ended September 30,
	2019		2018		Change in	Change in
	Amount	%	Amount	%	Amount	%
Modified Polyamide 66 (PA66)	296.4	26.1%	242.7	26.2%	53.7	22.1%

Plastic Alloy	200.8	17.6%	235.0	25.5%	(34.2)	(14.6)%

Modified Polyamide 6 (PA6)	250.5	22.0%	180.3	19.5%	70.2	38.9%

Modified Polypropylene (PP)	110.5	9.7%	158.3	17.1%	(47.8)	(30.2)%

Modified Acrylonitrile Butadiene Styrene (ABS)	40.7	3.6%	23.1	2.5%	17.6	76.2%

Polyoxymethylenes (POM)	7.0	0.6%	7.8	0.8%	(0.8)	(10.3)%

Polyphenylene Oxide (PPO)	31.5	2.8%	13.2	1.4%	18.3	138.6%

Modified Polylactic acid (PLA)	46.8	4.1%	64.6	7.0%	(17.8)	(27.6)%

Polyethylene (PE)	7.7	0.7%	—	0.0%	7.7	N/A

Work in progress	145.4	12.8%	—	0.0%	145.4	N/A

Raw Materials	0.4	0.0%	0.0	0.0%	0.4	N/A

Total Revenues	1,137.7	100%	925.0	100%	212.7	23.0%

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Nine-Month Period Ended September 30,
	2019		2018		Change in	Change in
	MT	%	MT	%	MT	%
Modified Polyamide 66 (PA66)	51,964	17.7%	59,381	18.6%	(7,417)	(12.5)%

Plastic Alloy	58,924	20.2%	80,224	25.2%	(21,300)	(26.6)%

Modified Polyamide 6 (PA6)	51,975	17.7%	57,823	18.1%	(5,848)	(10.1)%

Modified Polypropylene (PP)	75,147	25.6%	99,376	31.2%	(24,229)	(24.4)%

Modified Acrylonitrile Butadiene Styrene (ABS)	19,557	6.7%	10,800	3.4%	8,757	81.1%

Polyoxymethylenes (POM)	2,042	0.7%	2,234	0.7%	(192)	(8.6)%

Polyphenylene Oxide (PPO)	6,215	2.1%	2,165	0.7%	4,050	187.1%

Modified Polylactic acid (PLA)	4,513	1.5%	6,743	2.1%	(2,230)	(33.1)%

Polyethylene (PE)	6,618	2.3%	—	0.0%	6,618	N/A

Work in progress	16,099	5.5%	—	0.0%	16,099	N/A

Total Sales Volume	293,054	100%	318,746	100%	(25,692)	(8.1)%

The Company continued to shift production mix from traditional lower-end products such as PP to higher-end products such as PA66, PA6, and PPO, primarily due to (i) greater growth potential of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) better quality demand from and consumer recognition of higher-end cars made by automotive manufacturers from Chinese and Germany joint ventures, Sino-U.S. and Sino-Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China.

The Company also sold high-priced work in progress with discounted price in domestic markets during the nine-month period ended September 30, 2019 in order to accelerate inventory turnover and replenish operating funds.

Gross Profit and Gross Profit Margin

	Nine-month Period Ended September 30,		Change
(in millions, except percentage)	2019	2018	Amount	%
Gross Profit	$175.7	$157.2	$18.5	11.8%
Gross Profit Margin	15.4%	17.0%		(1.6)%

Gross profit was US$175.7 million during the nine months ended September 30, 2019, as compared to US$157.2 million in the same period of 2018. Our gross margin decreased to 15.4% during the nine-month period ended September 30, 2019 from 17.0% during the same period of 2018 primarily due to the adopted discounted-priced strategy on sales of work in progress in domestic market in order to accelerate inventory turnover and replenish operating funds for the nine-month period ended September 30, 2019.

General and Administrative Expenses

	Nine-month Period Ended September 30,		Change
(in millions, except percentage)	2019	2018	Amount	%
General and Administrative Expenses	$20.5	$28.3	$(7.8)	(27.6)%
as a percentage of revenues	1.8%	3.1%		(1.3)%

General and administrative (G&A) expenses were US$20.5 million in the nine-month period ended September 30, 2019 compared to US$28.3million in the same period in 2018, representing a decrease of 27.6%, or US$7.8 million. The decrease was primarily due to our approach to optimize management structure and enhancing efficiency, leading to the decrease of (i) US$3.4 million in salary and welfare, (ii) US$3.3 million in stock based compensation incurred for external consulting services, (iii) US$0.7 million in travelling and transportation, and (iv) US$0.4 million in miscellaneous expenses.

Research and Development Expenses

	Nine-month Period Ended September 30,		Change
(in millions, except percentage)	2019	2018	Amount	%
Research and Development Expenses	$39.5	$33.7	$5.8	17.2%
as a percentage of revenues	3.5%	3.6%		(0.1)%

Research and development (R&D) expenses were US$39.5 million during for the nine-month period ended September 30, 2019 compared with US$33.7 million during the same period in 2018, an increase of US$5.8 million, or 17.2%. The increase was primarily due to (i) elevated R&D activities to meet the new higher specification requirements from potential customers, especially overseas; and (ii) increased efforts directed towards applications in new electrical equipment and electronics, alternative energy applications, power devices, aviation equipment and ocean engineering, in addition to other new products primarily for advanced industrialized applications in the automobile sector and in new verticals such as ships, airplanes, high-speed rail, 3D printing materials, biodegradable plastics, and medical devices.

As of September 30, 2019, the number of ongoing research and development projects was 361. We expect to complete and commence to realize economic benefits from approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.

Operating Income

Total operating income was US$114.7 million for the nine-month period ended September 30, 2019 compared to US$87.9 million in the same period of 2018, representing an increase of 30.5% or US$26.8 million. This increase was primarily due to the increased gross profit, lower selling expenses and G&A expenses and partially offset by higher research and development expenses.

Interest Income (Expenses)

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2019	2018	Amount	%
Interest Income	$1.2	$3.6	$(2.4)	(66.7)%
Interest Expenses	(46.6)	(37.6)	(9.0)	23.9%
Net Interest Expenses	$(45.4)	$(34.0)	$(11.4)	33.5%
as a percentage of revenues	4.0%	3.7%		0.3%

Net interest expenses were US$45.4 million for the nine-month period ended September 30, 2019, compared to US$34.0 million in the same period of 2018, representing an increase of 33.5% or US$11.4 million, primarily due to (i) the increase of the average short-term and long-term loan balance in the amount of US$884.7 million for the nine-month period ended September 30, 2019, compared to US$863.4 million of the same period in 2018; (ii) the increase of interest expense resulting from the average loan interest rate increased to 5.2% for the nine-month period ended September 30, 2019 compared to 4.6% of the same period in 2018; (iii) the decrease of interest income resulting from the average interest rate decreased to 0.7% for the nine-month period ended September 30, 2019 compared to 1.1% of the same period in 2018, and (iv) the decrease of average deposit balance in the amount of US$244.0 million for the nine-month period ended September 30, 2019 compared to US$447.7 million for the same period in 2018.

Income Taxes

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2019	2018	Amount	%
Income before Income Taxes	$80.0	$63.5	$16.5	26.0%
Income tax expense	(11.9)	(8.2)	(3.7)	45.1%
Effective income tax rate	14.8%	12.9%		1.9%

The effective income tax rates for the nine-month periods ended September 30, 2019 and 2018 were 14.8% and 12.9%, respectively. The effective income tax rate increased from 12.9% for the nine-month period ended September 30, 2018 to 14.8% for the nine-month period ended September 30, 2019, primarily due to the decrease of Sichuan Xinda’s profit before tax (“PBT”) percentage within the consolidating entities. The effective income tax rate for the nine-month period ended September 30, 2019 differs from the PRC statutory income tax rate of 25% primarily due to Sichuan Xinda's preferential income tax rate, the reversal of the unrecognized tax benefits accrued in year 2013 and 75% additional deduction of R&D expenses of the major PRC operating entities.

Net Income

As a result of the above factors, we had a net income of US$68.1 million for the nine-month period ended September 30, 2019 compared to net income of US$55.3 million in the same period of 2018.

Selected Balance Sheet Data as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018	Change
(in millions, except percentage)			Amount	%
Cash and cash equivalents	10.5	41.3	(30.8)	(74.6)%
Restricted cash	224.6	325.7	(101.1)	(31.0)%
Accounts receivable, net of allowance for doubtful accounts	326.8	294.7	32.1	10.9%
Inventories	699.0	620.0	79.0	12.7%
Prepaid expenses and other current assets	234.6	132.2	102.4	77.5%
Property, plant and equipment, net	798.1	775.9	22.2	2.9%
Land use rights, net	28.5	29.8	(1.3)	(4.4)%
Long-term prepayments to equipment and construction suppliers	436.3	530.6	(94.3)	(17.8)%
Operating right of use assets, net	15.6	—	15.6	N/A
Other non-current assets	0.8	3.2	(2.4)	(75.0)%
Total assets	2,774.8	2,753.5	21.3	0.8%
Short-term bank loans, including current portion of long-term bank loans	619.5	729.7	(110.2)	(15.1)%
Bills payable	431.3	618.2	(186.9)	(30.2)%
Accounts payable	205.4	85.0	120.4	141.6%
Amounts due to related parties	28.4	18.4	10.0	54.3%
Income taxes payable, including noncurrent portion	103.1	99.2	3.9	3.9%
Accrued expenses and other current liabilities	98.5	126.9	(28.4)	(22.4)%
Long-term bank loans, excluding current portion	276.5	111.8	164.7	147.3%
Deferred income	93.2	99.6	(6.4)	(6.4)%
Operating lease liabilities, non-current	14.5	—	14.5	N/A
Redeemable Series D convertible preferred stock	—	97.6	(97.6)	(100.0)%
Stockholders' equity	889.8	748.9	140.9	18.8%

Our financial condition continued to improve as measured by an increase of 18.8% in stockholders' equity as of September 30, 2019 as compared to that of December 31, 2018. Cash, cash equivalents and restricted cash decreased by 35.9% or US$131.9 million due to the operating cash outflows. Inventories increased by 12.7% as a result of more purchases of the raw materials and the Company's strategy to stock up the finished goods for the upcoming orders. Prepaid expenses and other current assets increased by 77.5% or US$102.4 million because (i) advances to suppliers for purchasing raw materials increased by US$69.2 million; (ii) other receivables increased by US$42.8 million; (iii) other prepaid expenses decreased by US$9.6 million, which mainly included prepaid miscellaneous service fee and staff advance, and value added taxes receivables. The aggregate short-term and long-term bank loans increased by 6.5% due to using the line of credits to support operating and investing activities in HLJ Xinda Group and Sichuan Xinda. We define the manageable debt level as the sum of aggregate short-term and long-term loans over total assets.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production lines. We have financed these requirements primarily from cash generated from operations, bank borrowings and the issuance of our convertible preferred stocks and debt financings. As of September 30, 2019 and December 31, 2018, we had US$235.1 million and US$367.0 million, respectively, in cash and restricted cash, which were primarily deposited with banks in China (including Hong Kong and Macau SAR), UAE and U.S. As of September 30, 2019, we had US$619.5 million outstanding short-term bank loans (including the current portion of long-term bank loans), including US$310.2 million unsecured loan and US$63.6 million loans secured by accounts receivable, US$59.1 million loans secured by restricted cash, and US$186.6 long-term bank loans that due in one year. We also had US$276.5 million long-term loans (excluding the current portion), including US$70.7 million loans secured by right of equity income, US$1.5 million loans secured by an undated security cheque, and US$204.3 million unsecured loans. Short-term and long-term bank loans in total bear a weighted average interest rate of 5.0% per annum and do not contain any renewal terms.

A summary of lines of credit for the nine-month period ended September 30, 2019 and the remaining line of credit as of September 30, 2019 is as below:

(in millions)	September 30, 2019
	Lines of Credit, Obtained			Remaining Available
Name of Financial Institution	Date of Approval	RMB	USD	USD
Bank of China	July 28, 2017	294.9	41.7	—
Bank of Longjiang, Heilongjiang	September 12, 2017	945.0	133.6	—
Industrial & Commercial Bank of China (ICBC)	September 5, 2018	1,300.0	183.8	85.8
Agricultural Bank of China	September 3, 2018	200.0	28.3	—
Postal Savings Bank of China	April 19, 2018	400.0	56.5	42.3
Sichuan Tianfu Bank	March 18, 2019	50.0	7.1	—
Nanchong Shuntou Development Group Ltc.	January 30,2018	430.0	60.8	—
Standard Chartered Bank	August 22, 2016	959.1	135.5	0.5
Nanchong Rural Commercial Bank	January 30, 2018	250.0	35.3	—
Harbin Rural Commercial Bank	July 31, 2018	350.0	49.5	—
Jianxin Financial Asset Investment Co., Ltd.	March 29, 2019	110.0	15.6	—
National Bank of Umm Al Qaiwain	September 26, 2018	3.1	0.4	—
Subtotal (credit term<=1 year)		5,292.1	748.1	128.6
Bank of China	July 28, 2016	275.0	38.9	38.9
Bank of Longjiang, Heilongjiang	November 28, 2017	1,464.6	207.1	2.8
National Bank of Umm Al Qaiwain	September 26, 2018	10.7	1.5	—
China Construction Bank	March 31, 2019	500.0	70.7	—
Subtotal (credit term>1 year)		2,250.3	318.2	41.7
Total		7,542.4	1,066.3	170.3

As of September 30, 2019, we have contractual obligations to (i) lease commitments in the amount of US$28.0 million, including US$1.4 million due in one year; (ii) equipment acquisition and facility construction in the amount of US$272.2 million; and (iii) long-term bank loan in the amount of US$507.6 million (including principals and interests).

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

The following table sets forth a summary of our cash flows for the periods indicated.

	Nine-month Period Ended September 30,
(in millions US$)	2019	2018
Net cash (used in) provided by operating activities	(183.2)	115.5
Net cash used in investing activities	(31.1)	(5.9)
Net cash provided by (used in) financing activities	89.4	(22.8)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(7.0)	(19.4)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(131.9)	67.4
Cash, cash equivalents, and restricted cash at the beginning of period	367.0	320.1
Cash, cash equivalents, and restricted cash at the end of period	235.1	387.5

Operating Activities

Net cash used in operating activities was US$183.2 million for the nine-month period ended September 30, 2019, as compared to US$115.5 million provided in operating activities for the nine-month period ended September 30, 2018, due to (i) the increase of approximately US$325.4 million in cash operating payments, including raw material purchases, rental and personnel costs, (ii) the increase of US$49.5 VAT payments, (iii) the increase of US$11.5 million interest payments, (iv) the decrease of US$3.6 million interest income and partially offset by (v) the increase of approximately US$79.6 million in cash collected from our customers for the nine-month period ended September 30, 2019, (vi) the decrease of US$8.9 income tax payments, (vii) the decrease of US$1.6 million option contract loss, and (viii) the increase of US$1.2 million received from government grant.

Investing Activities

Net cash used in the investing activities was US$31.1 million for the nine-month period ended September 30, 2019 as compared to US$5.9 million for the same period of last year, due to (i) the decrease of US$517.7 million proceeds from maturity of time deposits, (ii) the decrease of US$121.4 million refund of deposit from an equipment supplier, (iii) the decrease of US$15.6 million refund of deposits for acquisition of equity, (iv) the decrease of US$10.2 million government grants related to the construction projects, and partially offset by (v) the decrease of US$376.6 million purchase of property, plant and equipment, (vi) the decrease of US$236.4 million purchase of time deposits, (vii) the increase of US$15.8 million proceeds from refund of prepayment for building purchase, (viii) the increase of US$7.3 million proceeds from sales of a subsidiary and (ix) the decrease of US$3.6 million deposits for acquisition of equity.

Financing Activities

Net cash provided by the financing activities was US$89.4 million for the nine-month period ended September 30, 2019, as compared to US$22.8 million used in financing activities for the same period of last year, primarily as a result of (i) the increase of the proceeds of US$927.2 million from bank borrowings for the nine-month period ended September 30, 2019, (ii) the increase of US$65.7 million proceeds of interest-free advances from related parties, partially offset by (iii) the increase of US$812.2 million repayments of bank borrowings, and (iv) the increase of US$68.5 million repayments of interest-free advances to related parties.

As of September 30, 2019, our cash, cash equivalents and restricted cash balance was US$235.1 million, as compared to US$367.0 million at December 31, 2018.

Days Sales Outstanding ("DSO") has decreased from 84 days for the year ended December 31, 2018 to 74 days for the nine-month period ended September 30, 2019 as a result of faster accounts receivable collection from the domestic customers.

It takes shorter to collect from our customers. We believe that our DSO is well below industry average Industry Standard Customer and Supplier Payment Terms (days) as below:

	Nine-month period ended September 30, 2019	Year ended December 31, 2018
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Supplier Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days

Inventory turnover days have increased from 178 days for the year ended December 31, 2018 to 185 days for the nine-month period ended September 30, 2019. Turnover days of payables have decreased from 53 days for the year ended December 31, 2018 to 41 days for the nine-month period ended September 30, 2019.

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

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of September 30, 2019 are as follows:

Contractual obligations	Total	Payment due less than 1 year	1 – 3 years	3-5 years	More than 5 years
Purchase of plant, equipment and construction in progress (2)(3)(4)(5)	272,209,800	271,873,876	335,924	—	—
Long-term bank loans (1)	507,630,568	187,796,652	160,295,514	88,453,569	71,084,833
Total	779,840,368	459,670,528	160,631,438	88,453,569	71,084,833

(1)  Includes interest of US$44.5 million accrued at the interest rate under the loan agreements. For borrowings with a floating rate, the most recent rate as of September 30, 2019 was applied.

(2) Sichuan plant construction and equipment purchase.

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1,800 million (equivalent to US$254.5 million) in property, plant and equipment and approximately RMB600 million (equivalent to US$84.8 million) in working capital, for the construction of Sichuan plant.  As of September 30, 2019, the Company has a remaining commitment of RMB54.8 million (equivalent to US$7.7 million) mainly for facility construction.

In September 2016, Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB17.0 million (equivalent to US$2.4 million) to purchase storage facility and testing equipment. Afterward, Sichuan Xinda cancelled two contracts with Hailezi for a consideration of RMB1.6 million (equivalent to US$0.2 million). As of September 30, 2019, Sichuan Xinda prepaid RMB6.0 million (equivalent to US$0.9 million) and has a remaining commitment of RMB9.4 million (equivalent to US$1.3 million).

On October 20, 2016, Sichuan Xinda entered into an equipment purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of RMB89.8 million (equivalent to US$12.7 million) to purchase certain production and testing equipment. As of September 30, 2019, the Company has a commitment of RMB55.9 million (equivalent to US$7.9 million).

On November 15, 2016, Sichuan Xinda entered into decoration contract with Beijin Construction  to perform indoor and outdoor decoration work for a consideration of RMB237.6 million (equivalent to US$33.6 million).  On February 20, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform outdoor decoration work for a consideration of RMB2.9 million (equivalent to US$0.4 million). On June 10, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform ground decoration work for a consideration of RMB23.8 million (equivalent to US$3.4 million). As of September 30, 2019, Sichuan Xinda prepaid RMB120.9 million (equivalent to US$17.1 million) of which RMB74.0 million (equivalent to US$10.4 million) was transferred to construction in progress and has a remaining commitment of RMB143.4 million (equivalent to US$20.3 million).

In connection with the Nanchong Project mentioned in Note 6 (i), Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB2,242.8 million (equivalent to US$317.1 million) to purchase production equipment and testing equipment in March 2017.  By the end of June 2017, Sichuan Xinda expected to launch an integrated ERP system, which resulted in the equipment to be purchased under the original contracts with Hailezi not meeting the production requirements. Thus the original contracts have been terminated with the amount of RMB2,222.9 million (equivalent to US$314.3 million), and Hailezi agreed to refund the prepayment in the amount of RMB1,704.9 million (equivalent to US$241.0 million) by the end of March 2018, out of the total prepayment made by Sichuan Xinda of RMB1,722.9 million (equivalent to US$243.5 million). As of June 30, 2018, Hailezi has refunded the prepayment in the amount of RMB1,704.9 million (equivalent to US$241.0 million). As of September 30, 2019, Sichuan Xinda prepaid RMB18.0 million (equivalent to US$2.5 million) and has a remaining commitment of RMB1.9 million (equivalent to US$0.3 million).

In connection with the Nanchong Project, on June 21, 2018, Sichuan Xinda entered into another equipment purchase contracts with Hailezi to purchase production equipment and testing equipment for a consideration of RMB1,900.1 million (equivalent to US$268.7 million). Pursuant to the contracts with Hailezi, Sichuan Xinda have prepaid RMB1,710.1 million (equivalent to US$241.8 million) at the end of September 30, 2019, and has a remaining commitment of RMB190.0 million (equivalent to US$26.9 million).

(3)  Heilongjiang plant construction and equipment purchase

In connection with the equipment purchase contracts with Hailezi signed on September 26, 2016 and February 28, 2017 mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB30.2 million (equivalent to US$4.3 million) as of September 30, 2019.

In connection with the "HLJ Project" mentioned in Note 6 (i), pursuant to the three investment agreements, the project total capital expenditure will be RMB4,015.0 million (equivalent to be US$567.7 million), among which the investment in fixed assets shall be no less than RMB3,295.0 million (equivalent to US$465.9 million) in total. Pursuant to the contracts with Hailezi signed in November 2017 mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB18.8 million (equivalent to US$2.7 million) as of September 30, 2019.

In connection with the HLJ project, on June 25, 2018, HLJ Xinda Group entered into another equipment purchase contract with Hailezi to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a consideration of RMB749.8 million (equivalent to US$106.0 million). Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB300.7 million (equivalent to US$42.5 million) as of September 30, 2019, and has a remaining commitment of RMB449.1 million (equivalent to US$63.5 million).

In connection with the HLJ Project, on July 12, 2018, Heilongjiang Xinda Enterprise Group Company Limited (“HLJ Xinda Group”) entered into an equipment purchase contract with Hailezi to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a consideration of RMB1,157.0 million (equivalent to US$163.6 million). Pursuant to the contract with Hailezi, HLJ Xinda has prepaid RMB240.8 million (equivalent to US$34.0 million) as of September 30, 2019, and has a remaining commitment of RMB916.2 million (equivalent to US$129.6 million).

(4)  Dubai plant construction and equipment

On April 28, 2015, Dubai Xinda entered into a warehouse construction contract with Falcon Red Eye Contracting Co. L.L.C. for a total consideration of AED6.7 million (equivalent to US$1.8 million). As of September 30, 2019, the Company has a remaining commitment of AED1.6 million (equivalent to US$0.4 million).

On May 31, 2019, Dubai Xinda entered into a warehouse construction contract with Peaceful for a total consideration of US$18.8 million. As of September 30, 2019, the Company has a remaining commitment of US$6.7 million.

(5)   Xinda CI (Beijing) office building decoration

On March 30, 2017, Xinda CI (Beijing) Investment Holding Co., Ltd. ("Xinda Beijing Investment") entered into a decoration contract with Beijing Fangyuan Decoration Engineering Co., Ltd. for a total consideration of RMB5.8 million (equivalent to US$0.8 million) to decorate office building. As of December 31, 2018, the decoration work in the amount of RMB2.0 million (equivalent to US$0.3 million) was recorded in construction in progress. As of September 30, 2019, the Company has a remaining commitment of RMB3.8 million (equivalent to US$0.5 million).

On June 9, 2017, Xinda CI (Beijing) entered into a decoration contract with Beijing Zhonghongwufang Stone Co., Ltd for a total consideration of RMB1.2 million (equivalent to US$0.2 million) to decorate office building. As of December 31, 2018, the decoration work in the amount of RMB0.6 million (equivalent to US$0.1 million) was recorded in construction in progress. As of September 30, 2019, the Company has a remaining commitment of RMB0.6 million (equivalent to US$0.1 million).

 Off-Balance Sheet Arrangements

The Company and Mr. Jie Han have entered into two off–balance sheet commitments that provide guarantees for two one-year loans in the amounts of RMB500.0 million (equivalent to US$70.7 million) and RMB800.0 million (equivalent to US$113.1 million) obtained by Heilongjiang Xinda Enterprise Group Shanghai New Materials Sales Company Limited, an unrelated party and a raw material provider, on December 25, 2018 and April 15, 2019, respectively, from Longjiang Bank Co., Ltd. Harbin Pingfang branch (“Longjiang Bank”). The Company’s pledged obligations primarily consist of repayments of loan principle and interests if Shanghai Sales defaults on the loans when due.

Our management estimates that, in the event that Shanghai Sales defaults on the loans, the Company’s material loss contingency would be RMB1.379 billion (equivalent to US$195.0 million), including estimated interest expenses of RMB79.2 million (equivalent to US$11.2 million) as of September 30, 2019.

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

A hypothetical 1.0% increase in the annual interest rate for all of our credit facilities under which we had outstanding borrowings as of September 30, 2019 would decrease income before income taxes by approximately US$6.7 million for the nine-month period ended September 30, 2019. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

The majority of our revenues are collected in and our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the US$1.00 until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the People's Bank of China allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. The People's Bank of China allowed the RMB and U.S. dollar exchange rate to fluctuate within 1% on April 16, 2012 and 2% on March 17, 2014, respectively. Affected by the current trade conflicts between China and US, on August 5, 2019, the RMB exchange rate against the U.S. dollar depreciated to break through 7.00 RMB to 1.00 U.S. dollar. On September 30, 2019, the RMB traded at 7.0729 RMB to 1.00 U.S. dollar.

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

Notwithstanding management's assessment that our internal control over financial reporting was ineffective as of September 30, 2019. We believe that our unaudited condensed consolidated financial statements included in this Quarterly Report present fairly our financial position, results of operations and cash flows for the three-month period ended September 30, 2019 in all material respects.

(b) Changes in internal controls.

During the nine-month period ended September 30, 2019, our efforts to improve our internal controls over financial reporting (1) hiring additional qualified financial staff; (2) adopting procedures to evaluate and assess performance of directors, officers and employees of the Company, (3) internal meetings, discussions, trainings and seminars periodically to review and improve our internal control procedures; We plan to improve on the above-referenced weakness by the end of the fiscal year ending December 31, 2019.

Other than the foregoing, there has been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our nine-month period ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that the resolution of these matters will not have a material adverse impact on our future results of operations or financial position.

Item 1A. Risk Factors

"Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 includes a detailed discussion of risks and uncertainties which could adversely affect our future results.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected. During the nine-month period ended September 30, 2019, there have been no material changes to the Risk Factors disclosed in “Part I Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

 The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are herein incorporated by reference or are filed with the Quarterly Report on Form 10-Q, in each case as indicated therein.

Exhibit Index

Exhibit No.	Document Description	Incorporated by Reference Herein from the Following Filing

31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).	Filed herewith
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China XD Plastics Company Limited

Date: November 14, 2019	By:	/s/ Jie Han
Name: Jie Han
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Taylor Zhang
Name: Taylor Zhang
Title: Chief Financial Officer

