Form 10-K
period 2019-12-31
China XD Plastics Co Ltd
filed 2020-06-01
CIK 1353970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission File No. 001-34546

CHINA XD PLASTICS COMPANY LIMITED
(Exact name of registrant as specified in its charter)

Nevada	04-3836208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 9 Dalian North Road, Haping Road Centralized Industrial Park, Harbin Development Zone, Heilongjiang Province, P. R. China	150060
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (86) 451-8434-6600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CXDC	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐   No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ Emerging growth company ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2019, the last business day of its most recently completed second fiscal quarter, was approximately $71,783,980, based on the closing price reported for such date on the Nasdaq Global Market.

As of May 25, 2020, there were 66,948,841 shares of common stock, par value US$0.0001 per share, outstanding.

Documents incorporated by reference: None.

CHINA XD PLASTICS COMPANY LIMITED

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 7, “Management’s Discussion and Analysis or Plan of Operation,” regarding our future plans, strategies and expectations are forward-looking statements.

In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	changes in global and domestic economic conditions generally and the automotive modified plastics market specifically;
•	legislative or regulatory changes that affect our business, including changes in environmental regulations and control policies over the domestic automotive industry;
•	the length and severity of the recent COVID-19 outbreak and its impact on our business and industry;
•	the availability of working capital;
•	the introduction of competing products; and
•	the risk factors discussed in this annual report as well as other factors and uncertainties beyond our control.

These risks and uncertainties, together with the other risks described from time-to-time in reports and documents that we filed with the Securities and Exchange Commission should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1.   BUSINESS.

Our Business

China XD Plastics Company Limited ("China XD", "we", and the "Company", and "us" or "our" shall be interpreted accordingly) is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China and to a lesser extent, in Dubai, United Arab Emirates ("UAE").  Through our wholly-owned subsidiaries Heilongjiang Xinda Enterprise Group Company Limited ("HLJ Xinda Group"), Sichuan Xinda Enterprise Group Company Limited ("Sichuan Xinda"), and AL Composites Materials FZE ("Dubai Xinda"), we manufacture and sell polymer composite materials (a broader category including modified plastics), primarily for automotive applications. We develop our products using our proprietary technology through our wholly-owned research laboratory owned by HLJ Xinda Group. We had 633 certifications from manufacturers in the automobile industry as of December 31, 2019. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang Province. Our research and development (the "R&D") team consisted of 131 professionals and 6 consultants as of December 31, 2019. As a result of the combination of our academic and technological expertise, we had a portfolio of 509 patents, among which we have obtained 32 patent registrations in China, and the applications for the remaining 477 were pending in China as of December 31, 2019.

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

China XD's primary end-market is the Chinese automotive industry that has been rapidly growing for the past few years where our modified plastics are used by our customers to fabricate the following auto components: exteriors (automobile bumpers, rearview and sideview mirrors, license plate parts), interiors (door panels, dashboard, steering wheel, glove compartment and safety belt components), and functional components (air conditioner casing, heating and ventilation casing, engine covers, and air ducts). Our specialized plastics are utilized in more than 31 automobile brands manufactured in China, including leading brands such as Audi, Mercedes Benz, BMW, Toyota, Buick, Chevrolet, Mazda, Volvo, Ford, Citroen, Jinbei, VW Passat, Golf, Jetta, etc. As of December 31, 2019, 633 of HLJ Xinda Group's automotive-specific modified plastic products were certified by one or more of the automobile manufacturers in China and are in commercial production. As of December 31, 2019, 357 of our products were in the process of product certification by automobile manufacturers. After a successful trial production at our production base in Dubai in November 2018, we have established business relationships with new customers in UAE and India, and shipped products to the end users in Europe and Southeast Asia. We are optimistic about the prospect of our business expansion overseas.

We operate three manufacturing bases in Harbin, Heilongjiang and one manufacturing base in Nanchong, Sichuan Province, in the People's Republic of China (the "PRC"), as well as a manufacturing base in Dubai, UAE. As of December 31, 2019, in domestic market, we had approximately 394,200 metric tons of production capacity across 91 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwanese conveyer systems. Prior to December 2012, we had approximately 255,000 metric tons of annual production capacity across 58 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems.   In December 2012, we further expanded our third production base in Harbin with additional 135,000 metric tons of annual production capacity, bringing total installed production capacity in our three production bases to 390,000 metric tons with additional 30 new production lines.

In July 2017, our Harbin campus launched a new industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics. As a result, the production capacity in Harbin, Heilongjiang was downgraded to 290,000 MT. In 2019, our Harbin campus started another two equipment projects totaling 155,000 MT in Qinling Road Factory (“Qinling Road Project”) and Jiangnan Road Factory (“Jiangnan Road Project”) for equipment upgrade and overhaul progress, which further downgraded our production capacity to 135,000 MT. The industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics is expected to be completed by the end of second quarter of 2020, and Qinling Road Project and Jiangnan Road Project is expected be completed by the end of the third quarter of 2020, bringing the production capacity back to 390,000 MT. In addition, in July 2017, HLJ Xinda Group also started an industrial project for 300,000 metric tons of biological composite materials, an industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory, which was broken ground in December 2019 with four workshops. The Company expects the gradual trial out by the end of 2022 and put into production by the end of 2023, thus expanding the total production capacity to 590,000 MT.

In December 2013, we broke ground on the construction of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, which we expect will bring total domestic installed production capacity to 590,000 metric tons with the addition of 70 new production lines upon the completion of the construction of our fourth production plant. Sichuan Xinda has been supplying to its customers since 2013. We installed 50 production lines in the second half of 2016 in our Sichuan plant with production capacity of 216,000 metric tons during the year of 2017 and an additional 10 production lines in July 2018, bringing the total capacity to 259,200 metric tons. Due to the installation of equipment, there is still construction ongoing on the site of our Sichuan plant as of December 31, 2019. The company estimates putting into production by the end of the fourth quarter of 2020.

In order to develop potential overseas markets, Dubai Xinda obtained one leased property and two purchased properties, approximately 52,530 square meters in total, including one leased property of 10,000 square meters, and two purchased two properties of 20,206 and 22,324 square meters on January 25, 2015, June 28, 2016 and September 21, 2016, respectively, from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE, with constructed building comprising warehouses, offices and service blocks. In addition to the earlier 10 trial production lines in Dubai Xinda, we completed installing 45 production lines with 11,250 metric tons of annual production capacity by the end of November 2018. As of December 31, 2019, an additional 30 production lines with 7,500 metric tons of annual production capacity mainly targeted for ABS products, were still in the progress of redesigning upgrading and further equipment testing. The Company estimates 22 production lines will be put into production in the fourth quarter of 2021, 8 production lines will be put into production in the second quarter of 2022, and will then increase the total production capacity in Dubai Xinda to 21,250 metric tons, targeting high-end products for the overseas market.

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

On August 29, 2016, Xinda Holding US, a subsidiary of Xinda Holding (HK), was dissolved in New York.

Harbin Xinda Plastics New Materials Co., Ltd. ("Xinda Plastics New Materials") ceased business in the third quarter of 2016 and dissolved in 2018.

On September 5, 2016, Sichuan Xinda set up Chongqing Wanshengxiang Macromolecule Materials Co., Ltd. ("Chongqing Wanshengxiang") in order to engage in import and export business in the free-trade zone in Chongqing and to expand our business in Southwest China.  In August 2018, Chongqing Wanshengxiang was dissolved.

On February 16, 2017, the Board received a preliminary nonbinding proposal letter from Mr. Jie Han ("Mr. Han"), the Chairman and Chief Executive Officer, XD. Engineering Plastics Company Limited, a company incorporated in the British Virgin Islands and wholly owned by Mr. Han, and MSPEA Modified Plastics Holding Limited, an affiliate of Morgan Stanley Private Equity Asia III, Inc. (collectively, the "Buyer Consortium"), to acquire all of the outstanding shares of common stock of the Company not already beneficially owned by the Buyer Consortium in a "going-private" transaction for US$5.21 per share of common stock of the Company in cash. The proposal letter states that the Buyer Consortium expects that the Board will appoint a special committee of independent directors to consider the proposal and make a recommendation to the Board. The proposal letter also states that the Buyer Consortium will not move forward with the proposed Transaction unless it is approved by such a special committee, and the proposed transaction will be subject to a nonwaivable condition requiring approval by majority shareholder vote of shareholders other than the Buyer Consortium members. A special committee was previously established by the Board; however, the proposed transaction did not proceed.

In June 2017, HLJ Xinda Group set up Xinda (Hong Kong) Macromolecule Material Ltd. (HK Macromolecule) and Xinda Deluxe Faith Ltd. (Xinda Faith) in order to expand the international business in Hong Kong.

In December 2017, HLJ  Xinda Group set up (i) Heilongjiang Xinda Enterprise Group Shanghai New Materials Sales Co., Ltd. ("Shanghai Sales");  (ii) Heilongjiang Xinda Enterprise Group (Shanghai) New Materials Research and Development Co., Ltd. ("Shanghai New Materials R&D");  (iii) Heilongjiang Xinda Enterprise Group (Daqing) New Materials Industry and Trade Co., Ltd. ("Daqing New Materials); and (iv) Sichuan Xinda Composite Materials Co., Ltd. ("Sichuan Composite Materials"), in order to promote sales,  engage in & research & development in new materials such as biological composite materials, ships, airplanes, high-speed rail, 3D printing materials, biodegradable plastics, and medical devices. In January 2019, Sichuan Composite Materials was dissolved.

In December 2018, Shanghai Sales was disposed as a result of group restructuring to streamline resources and improve operating efficiency.

In February 2019, Shanghai New Materials R&D was disposed as a result of group restructuring to streamline resources and improve operating efficiency.

In September 2019, HLJ Xinda Group set up Nanchong Municipal Xinxin Macromolecular Composite Materials Company Ltd. ("Nanchong Xinxin") in order to promote sales, engage in & research & development in engineering plastics and macromolecular materials.

In December 2019, HLJ Xinda Group set up Heilongjiang Xinda New Materials Co., Ltd. in order to engage in sales, research and development in bio-based materials, composite materials, engineering materials and synthetic resins in domestic markets.

On May 8, 2020, the Board received a preliminary nonbinding proposal letter from Mr. Han, the Chairman and Chief Executive Officer, XD. Engineering Plastics Company Limited (together with Mr. Han, the “Buyer Group”), a company incorporated in the British Virgin Islands and wholly owned by Mr. Han, proposing to acquire all of the outstanding shares of common stock of the Company not already beneficially owned by the Buyer Group in a “going-private” transaction for US$1.1 per share of common stock of the Company in cash, subject to certain conditions. The proposal letter states that the Buyer Group expects that the Board will appoint a special committee of independent and disinterested directors to consider the proposal and make a recommendation to the Board. As of the date of the proposal letter, the Buyer Group beneficially owns the Shares representing approximately 70% of the voting power and approximately 50.1% of the share capital of the Company.  The Board has established a special committee (the “Special Committee”), consisting of the following independent directors of the Company: Mr. Linyuan Zhai, Mr. Huiyi Chen and Mr. Guanbao Huang, with Mr. Huiyi Chen serving as chairperson of the Special Committee. The Special Committee will be responsible for evaluating, negotiating and recommending to the Board any proposals involving a strategic transaction by the Company with one or more third parties. On May 15, 2020, the Special Committee has retained Duff & Phelps, LLC as its financial advisor and Hogan Lovells as its legal counsel to assist it in its review and evaluation of the proposed transaction. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that a transaction with the Buyer Group or any other transaction will be approved or consummated.

Corporate Structure

The following table sets forth our group structure as of December 31, 2019:

China XD Plastics Company Limited ("China XD")
100%
Favor Sea Limited ("FS (BVI)")
100%
Xinda Holding (HK) Company Limited ("Xinda Holding (HK)")
100%
AI Composites Materials FZE ("Dubai Xinda")
100%
Xinda (HONGKONG) Macromolecule Material Limited ("HONGKONG Macromolecule")
100%
Xinda Deluxe Faith Limited ("Xinda Faith")
100%
Xinda (HK) Trade Company Limited ("Xinda (HK) Trading")
Offshore
Onshore
100%
Heilongjiang Xinda Enterprise Group Company Limited ("Xinda Group")
100%
Heilongjiang Xinda Composite Material Company Limited ("Xinda Composite")
100%
Heilongjiang Xinda Enterprise Group (Shanghai) New Materials Import and Export Co., Ltd. ("Shanghai New Materials I&E")
100%
Heilongjiang Xinda Enterprise Group (Shanghai) New Materials Research and Development Co., Ltd. ("Shanghai New Materials R&D")
B
100%
Heilongjiang Xinda Enterprise Group (Daqing) Northeast China New Materials Industrial and Trade Co., Ltd. ("Daqing New Materials")
100%
Xinda CI (Beijing) Investment Holding Company Limited ("Xinda Beijing Investment")
100%
Sichuan Xinda Composite Materials Co., Ltd. ("Sichuan Composite Materials")
A
100%
Nanchong Xinxin Macromolecule Composite Materials Co., Ltd. ("Nanchong Xinxin")
100%
Sichuan Xinda Enterprise Group Co., Ltd. ("Sichuan Xinda")
100%
Heilongjiang Xinda New Materials Co., Ltd. ("Heilongjiang New Materials")
Legend:
A: Dissolved in January 2019
B: Disposed in February 2019

Group Structure of China XD Plastics Company Limited (December 31, 2019)

Our Industry

According to a research report prepared exclusively for the Company and issued by Frost & Sullivan in 2020, China is estimated to have consumed approximately 25.3 million Metric Tons ("MT") of modified plastic products in 2019, representing an increase of 6.3% compared to 2018. With China being the world's leading manufacturing center and with rising domestic individual consumption, we believe that demand for modified plastics from China will continue to increase in the foreseeable future. As shown in Figure 1, the market demand for modified plastics will reach 33.2 million MT in 2023, representing compound annual growth rates ("CAGR") of 7.0% and 6.0% by sales volume and revenues from 2019 to 2023. Currently, demand for our products is primarily driven by the Chinese automotive industry. In order for plastics to be used in automobile parts and components, they must satisfy specific physical criteria in terms of mechanical functionality, stability under light and heat, durability, flame resistance, and environmental friendliness. Modified plastics are usually found in interior materials, door panels, dashboards, mud flaps, chassis, bumpers, oil tanks, gas valves, grilles, unit heater shells, air conditioner shells, heat dissipating grids, wheel covers, and other components.

Figure 1: Analysis of Chinese Modified Plastics Market: Sales Volume and Revenue, China 2013-2023E

According to Frost & Sullivan's report, stimulated by the development of China's automotive industry, the Chinese automotive modified plastics market has gained solid development from 2013 to 2018, with a CAGR of 10.7% in sales volume and 8.4% in sales revenue during this period. In 2019, given the slow-down of China’s automotive production, sales volume of modified plastics will be negatively affected. Going onwards, considering the lightweight trend of automotive development and demand on using modified plastics to replace steel, the market is expected to maintain a moderate increase in terms of both sales volume and sales revenue, with CAGRs of 7.0% and 6.0% from 2019 to 2023, respectively.

The production capacity is expected to reach 7.3 million MT in 2023, with a growth of 27.4% from 5.8 million MT in 2018. In terms of different manufacturer types, domestic manufacturers expanded their production more rapidly than non-local manufacturers, which accounted for 75.3% of the total production capacity in 2018 and is expected to take up to 78.3% by the end of 2023.

Due to the drop of crude oil price since the latter half of 2014, market price of modified plastics has experienced an obvious decrease, which undulates sales revenue of the market in 2015. Since the growth of China’s automotive industry is slowing down, automotive modified plastics manufacturers has also decreased the expansion rate of their production capacities. Overall, the total production capacity of Chinese automotive modified plastics industry increased significantly in the past and will keep growing in the future.

As illustrated in Figure 2, the Chinese automotive modified plastics market is expected to maintain the decent increase, with CAGR of 7.0% and 6.0% in terms of both sales volume and sales revenue from 2019 to 2023, respectively. In terms of different manufacturer types, domestic manufacturers expanded their production more rapidly than non-local manufacturers, which accounted for 75.3% of the total production capacity in 2018 and is expected to take up to 78.3% by the end of 2023. We believe that the demand for automotive modified plastic in China will grow continuously due to the fast growing Chinese automotive market, the increasing use per unit of plastic content in automobiles and favorable government incentives and regulations. Moreover, domestic producers will likely gain larger market share from imports as they are able to manufacture products with comparable quality at highly competitive prices and close proximity to their customers. We believe that the following are the key drivers for the automotive modified plastic industry in China.

Figure 2: Analysis of Chinese Automotive Modified Plastics Market: Sales Volume and Revenue (China), 2013-2023E

Source: Frost & Sullivan

According to the statistics by the China Association of Automobile Manufacturers ("CAAM") in 2018, the production volume of automobiles in China increased from 22,116.8 thousand units in 2013 to 27,809.2 thousand units in 2018. Decline in automotive production is noted in 2018 and 2019 due to the weakened market demand as well as the reducing incentives granted by Chinese government to automotive manufacturers especially for EV manufacturers. The outbreak of COVID-19 in early 2020 creates future disturbance to the market, and affects normal business operation of automotive manufacturers. Production volume is anticipated to recover from second quarter of 2020 as the disease gradually becomes under control. The growth of Chinese automotive industry is expected to slow down after several years’ rapid development and the CAGR of automotive production will be around 2.2% during the period from 2019 to 2023. Passenger cars accounted for 85% of the total production volume in 2018. The production volume of passenger cars and commercial cars will grow at a CAGR of 2.1% and 2.2% respectively during the period from 2019 to 2023. China has exceeded the United States to become the world's largest auto market as measured by the number of automobiles sold. We believe the growth momentum in China's auto sales will remain strong over the next four years. The automotive industry in China is still in its infancy with passenger car ownership of 166 vehicles per 1,000 inhabitants in 2018, which is significantly below Europe's average of 526 and United States' average of 781 according to National Bureau of Statistics, US Department of Energy, Eurosta, Frost & Sullivan.

From 2013 to 2018, the number of vehicles per 1,000 people in China has experienced a significant growth from 93 to 166, with the highest CAGR of 12.2% among China, United States and Europe. The significant gap of automobiles ownership per 1,000 people among China, United States and Europe indicates that the Chinese auto industry is still of huge growth potential. The gap is expected to be further narrowed with China’s vehicle per 1,000 people growing to 220 in 2023.

Figure 3: Overview of Chinese Macro Economy:

Vehicle Per 1000 People Comparison (Units per 1,000 people), 2013-2023E

Source: National Bureau of Statistics , US Department of Energy, Eurostat, Frost & Sullivan

According to the National Bureau of Statistics, the total number of Chinese automobile parts has experienced a rapid growth because of the economic development and the incentive policies issued by the government. With the continuous development of Chinese auto manufacturing industry and expansion of auto consumption market, the parc of automobiles increased from 126,830.0 thousand units in 2013 to to 231,220.0 thousand units in 2018 at a CAGR of 12.8%. It is expected that the number will keep growing and hit a record of 311,593.4 thousand units in 2023, with a CAGR of 5.7% during the period from 2019 to 2023.

Figure 4: Overview of Chinese Macro Economy: Growth of Automotive Parts(China), 2013-2023E

Overview of Chinese Macro Economy:

Growth of Parc of Automobiles, China, 2013-2023E

Rising personal income in China is one of the key drivers for the rapid growth of the Chinese automobile industry. As shown in Figure 5, China has achieved long-term economic growth and the nominal GDP per capita increased from RMB 43,871.1 in 2013 to RMB 63,382.4 in 2018. There are several undergoing structural adjustments in China’s economy. It is expected that China will be able to maintain a relatively solid economic growth and nominal GDP per capita will keep growing during the period from 2019 to 2023.

Chinese government is attempting to stimulate the domestic consumption and has introduced a series of related incentive policies. Given that the income level of residents in China keeps increasing, the per capita consumption expenditure of urban household in China increased from RMB 18,023.0 in 2013 to RMB 26,112.0 in 2018 and is expected to reach RMB 37,427.4 in 2023.

Moreover, cars have become more affordable in China as local or joint venture automobile manufacturers continuously expand their production to achieve economies of scale to lower production cost and source cheaper auto parts locally. Growing income and decreasing vehicle prices will continue to make car ownership more affordable for China's rising middle class.

Figure 5: Overview of Chinese Macro Economy and Chinese Auto Market: Growth of Nominal GDP and Per Capita Consumption Expenditure of Urban Household (China), 2013-2023E

Source: National Bureau of Statistics, International Monetary Fund, and Frost & Sullivan

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

(5) Increasing Use of Plastics per Vehicle: Weight of modified plastics per vehicle in China continually increased from 2008 to 2012, and is forecasted to reach 169.8 kg by the end of 2017, with a growth rate of 40.2% according to Frost & Sullivan's Report. Although the weight of modified plastics per vehicle in China will still be less than that in North America and Europe, the highest growth rate indicates the huge potential for market growth. In 2012, plastic use in China is estimated to be about 128.6 kg per vehicle, whereas models imported from Europe contain on average as much as 219 kg per vehicle. In addition, the Chinese government's goals regarding electric and hybrid vehicles may also push the market further as weight concerns are more important for these vehicles than for traditional passenger cars.

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

●  The 13th Five Year Plan for Development of Strategic Emerging Industries in China launched in 2016 included favorable policies toward advanced technologies in developing new aviation and space materials, encouraging the application of biodegradable plastics and the development of high-performance plastics used for additive manufacturing, as well as encouraging the development of new material industries

●  The "Made in China 2025" initiative launched on May 8, 2015 by State Council, encouraged development of new materials, energy-saving and new energy vehicles, power equipment, aerospace and aeronautical equipment, marine engineering and high-tech ships, modern railway equipment and agricultural machinery.

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

Our products are organized into twelve product groups, based on their physical characteristics, as set forth below:

Product Group	Number of Products Certified	Characteristics	Automotive or Other Application
Modified Polyamide 66 (PA66)	59	Abrasive resistance, self-lubrication, high strength, high temperature resistance, and flame resistance	Roof handles, door knobs, transmission connection plates, fan shrouds, glovebox assembles, engine hoods, stents baffle blocks, trajectory, fasteners, etc.

Modified Polyamide 6 (PA6)	53	High temperature resistance, weather resistance, high strength	Inner door knobs, door knobs, hand shanks, transmission connection plates, visor bases, etc.

Plastic Alloy	185	High impact resistance, high temperature resistance, flame resistance, palatable	Instrument panels, instrument frames, shields, automotive center stacks, speaker covers, grids, fog light shells, battery bases, seat armrests, luggage holders, etc.

Modified Polypropylene (PP)	305	Non-toxic, odorless, low density, insulated, and low moisture uptake	Instrument panels, inner panels, columns, bumpers, air conditioner shells, door knobs, mudguards, etc.

Modified Acrylonitrile butadiene styrene (ABS)	28	High rigidity, low density, rigidity toughness balance, slow burn, and corrosion resistance	Heat dissipating grids, steering wheel shells, cup holders, seal banks, instrument panels, inner door knobs, wheel covers, etc.

Polyoxymethylene (POM)	1	High strength, low moisture uptake, size stability, high glass, high temperature resistance, fatigue resistance	Heater fans, signal lamps switches, gas reservoir covers, door knobs, hand shanks, fuel pumps, dynamic valves, accelerator pedals, rampetior elements, etc.

Polyphenylene Oxide (PPO)	1	High rigidity, flame retardant, abrasive resistance, pollution resistance, high temperature resistance	Battery plants, lamp holder insulation parts, anti-freezer grids, booms, instrument panels, window frames, tool cabinet covers, handwheel boxes, heater holders, heater baffles, cooling system connections, pump strainer nets, ammeter frameworks, rearview, etc.

Modified Polyphenylene Sulfide (PPS)	1	High temperature resistance, corrosion resistance, radiation resistance, flame resistance, size stability	Air bleed control valves, pneumatic signal conditioners, sparks plug wire insulation covers, tachometer sensor covers, electrical pumps, fuel pump impellers and covers, air cylinder covers, water pump impellers, etc.

Modified Polylactic Acid (PLA)	-	Reproducible, good biological compatibility and totally degraded	Glove box handle, seat cover, rearview mirror shell, etc.

Modified Polyimide (PI)	-	Flame resistance, high strength, high temperature resistance, corrosion resistance	Compressor blade, piston ring, sealing washer, bushing, gear, brake block, etc.

PEEK*	N/A	Excellent mechanical and chemical resistance and temperature tolerance	Used in communications and transport electronics and electrical appliances, machinery, medical and analytical equipment

Polyethylene	-	Resistance to shock, low temperature resistance, excellent electrical insulation, corrosion resistance	Agricultural film, screw cap, water pipe, gear, food package

Total	633

*PEEK is primarily used in applications that are unrelated to automotive applications, which does not require certifications and is in the product development stage.

For the years ended December 31, 2019 and 2018, the Company had below product categories accounted for 10 percent or more of consolidated revenue as below:

	Years Ended December 31,
	2019		2018
	US$	%	US$	%
	(in millions, except percentage)
Modified Polyamide 66 (PA66)	427.0	29.5%	316.6	24.8%
Modified Polyamide 6 (PA6)	338.3	23.4%	243.9	19.1%
Plastic Alloy	245.3	16.9%	335.7	26.3%
Modified Polypropylene (PP)	126.5	8.7%	223.4	17.5%
Semi-finished goods	144.4	10.0%	—	—
Total	1,281.5	88.5%	1,119.7	87.8%

We are exposed to risks inherent in any foreign operation, including foreign exchange rate fluctuations. For more details, please see “Item 1A Risk Factors - The fluctuation of the exchange rate of the Renminbi against the dollar could reduce the value of your investment”.

Raw Materials

The principal raw materials used for the production of our modified plastic products are plastic resins such as polypropylene, ABS and nylon. Polypropylene is a chemical compound manufactured from petroleum.  ABS is a common thermoplastic used to make light, rigid, molded products such as automotive body parts and wheel covers.  Nylon is a thermoplastic silky material. Approximately 1.6% of our total raw materials purchased by volume are sourced from overseas petrochemical enterprises and 98.4% from domestic petrochemical enterprises during the year ended December 31, 2019.

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

Because raw materials constitute a substantial part of the cost of our products, we seek to reduce costs by dealing with major suppliers. During the year ended December 31, 2019, the Company purchased approximately 14.7% of the Company's raw materials from one major supplier. By dealing in large quantities with these major suppliers, we obtain reduced prices for raw materials, therefore reducing the cost of our products. If we were unable to purchase from these suppliers, we believe we would still have adequate sources of raw materials from other petrochemical distributors without material impact on the cost of our products.

Intellectual Property

Patents

As a result of our collection of academic and technological expertise, as of December 31, 2019, we had 32 approved patents and 477 pending patent applications in China, as set forth in the following table:

No	Patent Name	Application No	Date	Status
1	A preparation method of polylactic acid used in auto dashboard	201110035716.1	February 11, 2011	Authorized

2	A high impact and high heat-resistant flame retardant ABS composite material reinforce by glass fiber and its preparation process	201110268625.2	September 13, 2011	Authorized

3	Supercritical fluid rapid diffusion synthesis of nano calcium carbonate enhanced microcrystalline polypropylene composites	200910073402.3	December 11, 2009	Authorized

4	A rapid detection method of the tensile propertie of modified PP used in auto specially by non-standard situation	201110094454.6	April 15, 2011	Authorized

5	A high toughness,low warpage and high-mobility PET/PBT/PC alloy renforced by glass fiber and its preparation method	201110235189.9	August 17, 2011	Authorized

6	A preparation method of polypropylene resin foam particles with supercritical CO2 act	201110230302.4	August 12, 2011	Authorized

7	A high-powered aircraft tail composite material and its preparation process	201110196209.6	July 13,2011	Authorized

8	A method for automotive interior low odor, low VOC, high performance polypropylene composites	201010258937.0	August 20, 2010	Authorized

9	A high-strength carbon fiber reinforced polyetheretherketone composite material and its preparation method	201210114931.5	April 20, 2012	Authorized

10	High performance halogen-free flame-retardant PC / ABS composite material and its preparation method	201210201826.5	June 19, 2012	Authorized

11	Graphene / polymer conductive composites	201210411231.2	October 25, 2012	Authorized

12	A high temperature conductive PPO/PA6 alloy material and its preparation method	201210241856.9	July 13, 2012	Authorized

13	High-performance, green flame retardant reinforced PA66 composites technology	201210260160.0	July 26, 2012	Authorized

14	An antistatic LSOH flame retardant PC / ABS alloy material and its preparation method	201210296750.9	August 20, 2012	Authorized

15	A free primer and sprayed directly on the bumper composites	201210306240.5	August 27, 2012	Authorized

16	A long glass fiber reinforced polypropylene material and its preparation method	201210362626.8	September 26, 2012	Authorized

17	A modified Kevlar fiber reinforced PA66 material and its preparation method	201210369747.5	September 29, 2012	Authorized

18	A high toughness wear-resistant fiberglass /PA6 composites for rail transit fasteners	201210396122.8	October 18, 2012	Authorized

19	A glass fiber reinforced poly (ethylene terephthalate) / polycarbonate alloy	201210403197.4	October 22, 2012	Authorized

20	A production method of antimicrobial, hydrophilic polypropylene particle	201210411680.7	October 25, 2012	Authorized

21	A glass fiber, SiO2 enhanced toughening polyphenylene sulfide material and its preparation method	201210439116.6	November 7, 2012	Authorized

22	A high mobility of polyvinyl alcohol / lignin WPC	201310203047.3	May 28, 2013	Authorized

23	A applied to electrostatic spraying PPO/PA6 alloy material and its preparation method	201310367459.0	August 22, 2013	Authorized

24	Preparation method of impact-resistant strain of modified polylactic acid material	201310468059.9	October 10, 2013	Authorized

25	A free spray paint bumper with modified material and preparation method	201310468057.X	October 10, 2013	Authorized

26	A stereoscopic word based on 3D printing	201520229477.7	April 16, 2015	Authorized

27	A medical chest straps based on 3D printing technology and its preparation method	201510290769.6	June 1, 2015	Authorized

28	A 3D printing withABS composite material and its preparation method	201610073934.7	February 3, 2016	Authorized

29	A kind of starch based biodegradable plastics and its preparation method	201610078670.4	February 5, 2016	Authorized

30	A kind of high-toughness full-degradation polylactic acid-based composite material and its preparation method	201610073925.8	February 5, 2016	Authorized

31	A high heat-resistant PC / ASA alloy material and its preparation method	201010508149.2	October 15, 2010	Authorized

32	An extrusion grade sisal fiber reinforced polypropylene composite material and its preparation process	201210357867.3	September 25, 2012	Authorized

33	A molding method suitable PEEK	201010173663.5	May 17, 2010	Pending

34	A high notched impact PA / ASA alloy material and its preparation method	201010230061.9	July 19, 2010	Pending

35	A method for automotive interior matte, anti-scratch modified polypropylene composites	201010230064.2	July 19, 2010	Pending

36	A lower mold shrinkage ratio method of calcium carbonate / polypropylene nanocomposites	201010230088.8	July 19, 2010	Pending

37	Nano-ZnO filled with modified PEEK film and its preparation method	201010258955.9	August 20, 2010	Pending

38	A high impact and high flow PC / ASA alloy material and its preparation method	201010258950.6	August 20, 2010	Pending

39	A preparation method of SiO2/CaCO3 nano-composite particles modified polypropylene	201010282042.0	September 15, 2010	Pending

40	A microporous zeolite materials modified PEEK and its preparation method	201010282022.3	September 15, 2010	Pending

41	An anti-aging, anti-yellowing, low odor polypropylene composite material and its preparation method	201010508177.4	October 15, 2010	Pending

42	A alloy material of high-impact, high-brightness ASA	201010543439.0	November 15, 2010	Pending

43	A high heat-resistant and high wear-resistant PEEX composite material and its preperation process	201110347338.0	January 10, 2011	Pending

44	A preperation process of high weathering colour ASA resin	201110347336.1	February 11, 2011	Pending

45	A preparation method of polymer composites with high toughness	201110035736.9	February 11, 2011	Pending

46	A special material of cooling grille with high heat resistance and high weather resistance	201110094466.9	April 15, 2011	Pending

47	Apreparation process of ABS alloy with high impact performance and high heat resistance	201110122586.5	May 12, 2011	Pending

48	A preparation process of centralized control method used in plastic production line	201110122566.8	May 12, 2011	Pending

49	A preparation method of easily dispersed and easily processimg polyprolene composite material	201110158511.2	June 14, 2011	Pending

50	A preparation method of high heat-resistant and high rigid PLA composite material reinforced by fully biodegrdable natural fiber	201110158512.7	June 14, 2011	Pending

51	A preparation process of the premixed screening system	201110158488.7	June 14, 2011	Pending

52	A rapid detection method of the impact propertie of midfide plastics used in automobile specially	201110158528.8	June 14, 2011	Pending

53	A high impact PA6 composite material with core-shell toughening and its preparation method	201110196226.X	July 13, 2011	Pending

54	A preparation methed of the plastic production line with high performance and high honogeneity	201110233488.9	August 16, 2011	Pending

55	A preparation method of polylactic acid used composite material modified by hydroxyapatite with supercritical water act	201110268687.3	September 13, 2011	Pending

56	A polypropylene composite material used in battery tank of new source of energy automobile and its preperation method	201110347320.0	November 7, 2011	Pending

57	A high toughnees,low warpage and low mold temperature PET/PA6 alloy reinfoced by glass fiber and preperation method	201110347339.5	November 7, 2011	Pending

58	A preparation method of glass fiber reinforced polyether ether ketone with high strength and high heat resestance	201110399890.4	December 5, 2011	Pending

59	A high toughness of polycarbonate blends material and its preparation method	201110319832.6	December 20, 2011	Pending

60	A high-impact, green flame retardant PC / ABS alloy material and its preparation process	201210122281.9	April 25, 2012	Pending

61	A preparation method for heat-resistant and easy processing of natural fiber reinforced polylactic acid composites	201210147444.9	May 14, 2012	Pending

62	A preparation method of high encapsulation efficiency and stable release polylactic lysozyme drug microsphere	201210295154.9	August 20, 2012	Pending

63	A Supercritical carbon dioxide reactor pressure method for preparating polypropylene foamed material	201210298694.2	August 22, 2012	Pending

64	An antimicrobial, dust suppression, halogen-free flame retardant ABS and its preparation process	201210305824.0	August 27, 2012	Pending

65	A preparation methods of ultra-hydrophobic microporous polymer film	201210358122.9	September 25, 2012	Pending

66	A flame-retardant glass fiber reinforced PA66 and its preparation method	201210370558.X	September 29, 2012	Pending

67	The chest protected belts	201220526299.0	October 15, 2012	Pending

68	A non-asbestos and non-metal materials brake pads composite material and its preparation method	201210395921.3	October 18, 2012	Pending

69	A wear-resistant, anti-static, flame retardant ultra-high molecular weight polyethylene composite material	201210402814.9	October 22, 2012	Pending

70	A high impact, high heat-resistant PC / PBT alloy material and its preparation process	201210403095.2	October 22, 2012	Pending

71	A continuous aramid fiber reinforced POM materials and preparation methods	201210411967.X	October 25, 2012	Pending

72	An alcohol solution PA66 material special for intake manifold and its preparation method	201210442251.6	November 8, 2012	Pending

73	An environmentally friendly self- aromatic polypropylene material and its preparation process	201210457403.X	November 15, 2012	Pending

74	A mechanical strength polypropylene power lithium battery separator and its preparation method	201210472283.0	November 21, 2012	Pending

75	A multilayer hot pressing method for preparating hydroxyapatite / polylactide composite	201210474211.X	November 21, 2012	Pending

76	Preparation of a glass fiber reinforced nylon 66 / nylon 6 Composites	201310185041.8	May 20, 2013	Pending

77	An environmentally friendly foam polypropylene material and preparation method	201310185228.8	May 20, 2013	Pending

78	An ramie fiber reinforced polypropylene composite material and its preparation process	201310185514.4	May 20, 2013	Pending

79	One kind of resistance to warpage reinforced polyamide 6 material and preparation method	201310250426.8	June 24, 2013	Pending

80	Preparing a polyamide material reinforced with continuous glass fibers	201310250967.0	June 24, 2013	Pending

81	A low-cost method for preparing hydrophobic material of polypropylene	201310250185.7	June 24, 2013	Pending

82	A polypropylene self-luminous material and preparation method	201310250047.9	June 24, 2013	Pending

83	A preparation method of reinforced, flame-retardant ABS material	201310367420.9	August 22, 2013	Pending

84	One kind of aramid pulp-reinforced PA66 composite material and preparation method	201310367404.X	August 22, 2013	Pending

85	Preparation of a high-performance fiber-reinforced polyphenylene sulfide composites	201310372289.5	August 24, 2013	Pending

86	One kind of anti-alcohol solution, low warpage reinforced nylon66 composite material and preparation method	201310372282.3	August 24, 2013	Pending

87	A high-gloss, free paint, scratch-resistant alloy material and preparation method	201310372789.9	August 26, 2013	Pending

88	A preparation process of heat-stable flame retardant reinforced nylon composite material	201310413691.3	September 12, 2013	Pending

89	An anti-oxidation, high flow, flame retardant ABS and preparation process	201310413270.0	September 12, 2013	Pending

90	An flax noil fiber reinforced polypropylene composite material and its preparation process	201310413287.6	September 12, 2013	Pending

91	A Preparation of appling to charging pile casing PC / ABS alloy compound	201310414007.3	September 12, 2013	Pending

92	A no-spray, high durability, scratch-resistant, flame retardant ABS Preparation and Process	201310414024.7	September 12, 2013	Pending

93	An antistatic, low smoke, flame retardant PC / ABS alloy materials and preparing process	201310414847.X	September 13, 2013	Pending

94	A method for preparing an enhanced flame retardant rigid polyurethane composites	201310467797.1	October 10, 2013	Pending

95	A MARINE with wear-resistant ultra high molecular weight polyethylene composites	201310468060.1	October 10, 2013	Pending

96	A method for preparing low temperature resistance, scratch-resistant zipper jacket compound for cars	201310468076.2	October 10, 2013	Pending

97	An environmentally friendly fire-retardant, high-performance EVA composite material and preparation method	201310467812.2	October 10, 2013	Pending

98	A direct line of long glass fiber reinforced thermoplastic composite material and its preparation method	201310471859.6	October 12, 2013	Pending

99	A toughening wear-resistant alloy material and preparation method	201310556261.7	November 12, 2013	Pending

100	A high resistance temperature reinforced polyamide 6 material and preparation method	201310556569.1	November 12, 2013	Pending

101	Preparation of an aircraft engine surrounding high temperature polyimide composites	201310555389.1	November 12, 2013	Pending

102	Preparation of a high strength of continuous glass fiber reinforced nylon 6 material	201310555451.7	November 12, 2013	Pending

103	A highly weather-resistant polypropylene self-luminous material and preparation method	201310555483.7	November 12, 2013	Pending

104	Method for preparing porous polymer composite superhydrophobic films	201310559589.4	November 13, 2013	Pending

105	A polypropylene foam material and preparation method	201310559024.6	November 13, 2013	Pending

106	One kind of aramid fiber / polyimide composite material and preparation method	201310559294.7	November 13, 2013	Pending

107	An alloy NiMoB modified talc enhanced Bumper material and its preparation method	201310559588.X	November 13, 2013	Pending

108	A silicone toughening polyphenylene sulfide material and its preparation method	201310560625.9	November 13, 2013	Pending

109	A high toughness, wear-resistant rail fasteners with glass / nylon 6 Composites	201310646768.1	December 6, 2013	Pending

110	A high-gloss, avoid spraying PTT / PMMA rearview mirror Compound and its production process	201310652729.2	December 6, 2013	Pending

111	A keyboard and mouse with anti-bacterial perspiration modified plastics and its preparation method	201310676101.6	December 13, 2013	Pending

112	A high-strength lightweight hollow glass microspheres toughening PP material and preparation method	201310721731.0	December 25, 2013	Pending

113	a method for producing a heatproof polyimide composite used for aircraft engine periphery	201410144739.X	April 12, 2014	Pending

114	a method for producing a heatproof polyimide composite	201410205669.4	May 16, 2014	Pending

115	An advantage of specially coupling treated carbon fibers reinforced PEEK	201410262651.8	June 13, 2014	Pending

116	A high dimensional stability、excellent abrasion resistance PEEK valve composite	201410262638.2	June 13, 2014	Pending

117	The preparation method of a high-strength PEEK composites	201410262746.X	June 13, 2014	Pending

118	A Method for preparing high performance PEEK/long glass fiber composites	201410263606.4	June 16, 2014	Pending

119	a method for producing a polyimide composite	201410326840.7	July 10, 2014	Pending

120	Preparation of Carbon Fiber Reinforced PI Composite Material	201410326641.6	July 10, 2014	Pending

121	Preparation of a high tensile strength of PEEK composites	201410326616.8	July 10, 2014	Pending

122	The prepatation of a high-strength ,high-temperature polyimide composites	201410413832.6	August 21, 2014	Pending

123	A high-heat-resistant,excellent in abrasion resistance sheet composite PEEK valve	201410413379.9	August 21, 2014	Pending

124	Preparation of PI composite material by coupling agent treated glass fiber	201410481809.0	September 22, 2014	Pending

125	A kind of 3D printing poly lactic acid/leather powder composite materials and its preparation method	201410690528.6	November 27, 2014	Pending

126	A kind of biodegradable polymer-docetaxel bonding medicine and its preparation method	201410690529.0	November 27, 2014	Pending

127	A prepatation method of polyimide composite material	201410691532.4	November 27, 2014	Pending

128	A prepatation method of high toughness biodegradable polylactic acid foam plastics	201410691587.5	November 27, 2014	Pending

129	A preparation of antibacterial polylactic acid fiber	201410691901.X	November 27, 2014	Pending

130	A kind of poly lactic acid preparation method of lactide ring-opening polymerization	201410697015.8	November 28, 2014	Pending

131	A modification of PLA material and its preparation method	201410697822.X	November 28, 2014	Pending

132	A method of preparing high strenght PLA composites	201410697790.3	November 28, 2014	Pending

133	A kind of twin screw reactive extrusion method ring opening polymerization preparation of PLA	201410697838.0	November 28, 2014	Pending

134	A method of preparing high toughness PLA composites	201410697801.8	November 28, 2014	Pending

135	A kind of organic molecule catalytic method for preparation of poly lactic acid	201410703493.5	November 30, 2014	Pending

136	A surface treatment of carbon fiber reinforced thermoplastic polyimide composites	201410703815.6	November 30, 2014	Pending

137	A carbon fiber-reinforced thermoplastic polyimide composites	201410703816.0	November 30, 2014	Pending

138	A preparation method of the high toughness,high mobility PLA/PP Alloy	201410704664.6	December 4, 2014	Pending

139	A preparation method of the natural fiber/polylactic acidbased composite materials	201410704612.9	December 4, 2014	Pending

140	A preparation method of the high toughness ABS/PLA-based alloys	201410704588.9	December 4, 2014	Pending

141	Nanoparticles/CF hybrid reinforced PEEK composite material and its preparation method	201410729719.9	December 5, 2014	Pending

142	Method for preparing thermoplastic polyimide composites	201410730324.0	December 5, 2014	Pending

143	Boron fiber reinforced polyimide	201410730235.6	December 5, 2014	Pending

144	A method of preparation of carbon fiber prepreg reinforced skis	201410729635.5	December 5, 2014	Pending

145	High mobility TLCP/PES/PEEK composite material and its preparation method	201410729614.3	December 5, 2014	Pending

146	An PEEK/BaSo4 composite material and its preparation method	201410730260.4	December 5, 2014	Pending

147	Foamed PP and graphite fiber composites preparation methods of enhancement of skis	201410729634.0	December 5, 2014	Pending

148	Method for increasing the compatibility of PPS/PEEK composite materials	201410730258.7	December 5, 2014	Pending

149	A compressor valve plate with a modified material and the method	201410733902.6	December 8, 2014	Pending

150	An automobile air conditioner drive gear with the modified materials and the method	201410733905.X	December 8, 2014	Pending

151	Method for preparing high toughness of polycarbonate/polylactic acid-bassed alloys	201410733882.2	December 8, 2014	Pending

152	A modified high-performance carbon fiber composite materials	201410747395.1	December 10, 2014	Pending

153	A prepatation method of high performance PEEK/carbon fiber composite material	201410747379.2	December 10, 2014	Pending

154	A prepatation method of PEEK composite material	201410746978.2	December 10, 2014	Pending

155	A ternary no return toughening copolymer of polylactic acid composite material and its preparation method	201410747386.2	December 10, 2014	Pending

156	Sensor with high-performance fiber-reinforced PPS composites	201410747061.4	December 10, 2014	Pending

157	Glass fiber modified wearable Polyimide	201410747053.X	December 10, 2014	Pending

158	An advantage of specially prepared by coupling treatment sio2 reinforced PEEK	201410747062.9	December 10, 2014	Pending

159	A high-mobility PVA/wood flour composite biomass	201410747054.4	December 10, 2014	Pending

160	One kind of thermal evaporation method graphene Gec	201410746877.5	December 10, 2014	Pending

161	A highly heat-resistant polylactic acid/Wood Flour Composites	201410747097.2	December 10, 2014	Pending

162	Preparation of an enhanced flame retardant polyurethane composites	201410747055.9	December 10, 2014	Pending

163	A process for producing fiber reinforced PA6 dedicated 3D printing materials processing using a special method	201410747082.6	December 10, 2014	Pending

164	A preparation method of low warpage ABS special 3D printing materials	201410746979.7	December 10, 2014	Pending

165	A preparation method of impact-resistant strain of modified polylactic acid materials	201410747377.3	December 10, 2014	Pending

166	A preparation method of chemical vapor deposition method graphene films	201410747180.X	December 10, 2014	Pending

167	A process for producing acrylic polyurethane high-solids coatings	201410747079.4	December 10, 2014	Pending

168	The use of core-shell particles toughening PC and PBT resin	201410747406.6	December 10, 2014	Pending

169	A high strength,high modulus of PEEK composite material and preparation method	201410747376.9	December 10, 2014	Pending

170	A kind of microfluids device prepared by the technology of 3D-printing	201410747264.3	December 10, 2014	Pending

171	A high-retardant polyvinyl alcohol/Wood Flour Composites biomass	201410746938.8	December 10, 2014	Pending

172	A method of processing aids (ACR) improved PVC materials	201410746804.6	December 10, 2014	Pending

173	A preparation method of polylactic acid film	201410746939.2	December 10, 2014	Pending

174	A kind of suitable for 3D printing chest straps of polylactic acid materials and its preparation method	201510089885.1	February 28, 2015	Pending

175	A kind of alloy material for 3D printing	201510179994.2	April 16, 2015	Pending

176	A method of preparation of water-soluble PLA support material for 3D printing	201510180141.0	April 17, 2015	Pending

177	A kind of high performance PEEK/chopped carbon fiber composite material and the preparation method	201510180750.6	April 17, 2015	Pending

178	The prepatation method of a high toughness polylactic acid based composite material	201510180761.4	April 17, 2015	Pending

179	A nylon base composite material for medical strap by 3D printing and the preparation method	201510180170.7	April 17, 2015	Pending

180	A preparation method of 3D printing support material of PVA with amylum filled	201510342646.2	June 19, 2015	Pending

181	A preparation method of ASA composite materials for 3D printing	201510342647.7	June 19, 2015	Pending

182	A kind of PBT/carbon fiber composite material and its preparation method	201510343448.8	June 20, 2015	Pending

183	A kind of anionic catalytic method for preparation of PLA	201510343470.2	June 20, 2015	Pending

184	A kind of suitable for 3D printing flexible material and its preparation method	201510343479.3	June 20, 2015	Pending

185	A gear assembly line pen container	201510372972.8	July 1, 2015	Pending

186	A 3D printing PA-12 composite materials and preparation methods	201510425924.0	July 21, 2015	Pending

187	A kind Of PC/ABS alloy for 3D printing	201510425922.1	July 21, 2015	Pending

188	A kind Of chitosan fill the PVA support materials for 3D printing	201510425923.6	July 21, 2015	Pending

189	A preparation methods of PA-12 composite materials for 3D printing	201510425925.5	July 21, 2015	Pending

190	A preparation methods of ASA composite materials for 3D printing	201510426034.1	July 21, 2015	Pending

191	A PCL materials for 3D printing	201510426518.6	July 21, 2015	Pending

192	A PLA/carbon fiber composite materials for 3D printing	201510444970.5	July 27, 2015	Pending

193	A ABS/carbon fiber composite materials for 3D printing	201510444857.7	July 27, 2015	Pending

194	A low-cost PEEK composite materials	201510442250.5	July 27, 2015	Pending

195	A kind of flame retardant PEK-C composite materials	201510442249.2	July 27, 2015	Pending

196	The preparation method of PLA composites with higher strength	201510513220.9	August 20, 2015	Pending

197	High flexibility and heat resistance of modified PLA material and its preparation method	201510513331.X	August 20, 2015	Pending

198	The preparation method of high toughness PLA composites	201510513381.8	August 21, 2015	Pending

199	A low hardness material for 3D printing and its preparation method	201510513507.1	August 21, 2015	Pending

200	A kind of high toughness ABS/PLA base alloy and its preparation method	201510513987.1	August 21, 2015	Pending

201	A preparation methods of PLA/carbon fiber composite cable	201510513965.5	August 21, 2015	Pending

202	A kind of high toughness PC/PLA base alloy and its preparation method	201510513964.0	August 21, 2015	Pending

203	A PLA/PCL materials for 3D printing	201510513963.6	August 21, 2015	Pending

204	A preparation methods of biodegradable PP composite materials	201510516595.0	August 21, 2015	Pending

205	A kind of twin screw reactive extrusion method ring opening polymerization preparation of PLA	201510516697.2	August 21, 2015	Pending

206	A 3D printing with PLA wood plastic composite material and its preparation method	201510516892.5	August 22, 2015	Pending

207	A kind of biodegradable plastic material	201510516891.0	August 22, 2015	Pending

208	A water-soluble 3D printing support material and its preparation method	201510517574.0	August 22, 2015	Pending

209	A kind of modified carbon fiber reinforced PEK-C composite materials	201510518210.4	August 24, 2015	Pending

210	The preparation method of PLA by catalytic organic molecules	201510529386.x	August 26, 2015	Pending

211	A kind of alloy material for 3D printing	201510529324.9	August 26, 2015	Pending

212	The preparation method of PLA by glue lactide ring-opening polymerization	201510529229.9	August 26, 2015	Pending

213	A PLA/PCLbased materials for 3D printing	201510596497.2	September 19, 2015	Pending

214	A kind of PC/PLA alloy for 3D printing	201510596496.8	September 19, 2015	Pending

215	A preparation methods of PA-12 composite materials for 3D printing	201510596494.9	September 19, 2015	Pending

216	A straw filling masterbatch for car and its preparation method	201510596493.4	September 19, 2015	Pending

217	A kind of flame retardant straw man-made composite panels and its preparation method	201510598097.5	September 21, 2015	Pending

218	A kind of injection molding with straw powder/PP composite wood plastic material	201510598151.6	September 21, 2015	Pending

219	A free aldehyde a two-component straw green adhesive and its preparation method	201510598096.0	September 21, 2015	Pending

220	A radiation-hardened PEK-C composite materials	201510598127.2	September 21, 2015	Pending

221	A highly transparent and heat resistant PLA based composite materials and preparation methods	201510605550.0	September 22, 2015	Pending

222	A long natural fiber/PLA based composite materials and preparation methods	201510605549.8	September 22, 2015	Pending

223	A high toughness,high liquidity PLA/PP alloy and its preparation method	201510605551.5	September 22, 2015	Pending

224	A kind of chemical modification of two-component straw without adhesive and its preparation method	201510606502.3	September 23, 2015	Pending

225	A filler masterbatch containing straw fiber and its preparation method	201510620223.2	September 26, 2015	Pending

226	A kind of high toughness of polyolefin/PLA based alloy material and its preparation method	201510620222.8	September 26, 2015	Pending

227	A straw in organic resin environmental protection plastic masterbatch and preparation method	201510620187.X	September 26, 2015	Pending

228	A straw combined with compound wood plastic material and its preparation method	201510621223.4	September 28, 2015	Pending

229	A kind of SEBS compound materials for 3D printing and preparation methods	201510625700.4	September 29, 2015	Pending

230	A 3D printing in toughenning PLA material	201510678609.9	October 21, 2015	Pending

231	A 3D printing with imitation wood material and its preparation method	201510678582.3	October 21, 2015	Pending

232	A shock profile ASA modification and preparation metgod	201510678508.1	October 21, 2015	Pending

233	A kind of suitable for 3D printing PP/SEBS composite materials	201510678417.8	October 21, 2015	Pending

234	A werther resistance type ASA material preparation method	201510682952.0	October 21, 2015	Pending

235	A 3D printing with PA-12/carbon fiber composite material preparation method	201510774246.9	November 14, 2015	Pending

236	A PEEK composites used for 3D printing	201510776191.5	November 16, 2015	Pending

237	A 3D printing use environmental protection material and its preparation method	201510781986.5	November 17, 2015	Pending

238	A 3D printing to atrengthen PLA material	201510781729.1	November 17, 2015	Pending

239	A 3D printing for PVA/PLA composite materials	201510781822.2	November 17, 2015	Pending

240	Carbon fiber reinforced polylactic acid/hydroxyapatite composite material preparation method	201510781758.8	November 17, 2015	Pending

241	A PLA/PCL composite materials for 3D printing fixed with chest photo	201510781757.3	November 17, 2015	Pending

242	A kind of plant fiber modified PP composite material and its preparation process	201510801217.7	November 20, 2015	Pending

243	A carbon fiber thermoplastic composites material and its preparation method	201510802664.4	November 20, 2015	Pending

244	A straw biodegradable green tableware and its preparation method	201510800686.7	November 20, 2015	Pending

245	A straw packaging products and its preparation method	201510800422.1	November 20, 2015	Pending

246	A long natural fiber/polylactic acid based composite material preparation method	201510807808.5	November 23, 2015	Pending

247	A synthetic PLA composite and its preparation method	201510994685.0	December 30, 2015	Pending

248	The preparation method of high toughness PLA composites	201510994684.6	December 30, 2015	Pending

249	A kind of high strength polypropylene fiber and its manufacturing method	201510994680.8	December 30, 2015	Pending

250	The method of preparation of polypropylene fiber	201510994693.5	December 30, 2015	Pending

251	The preparation method of the high toughness PP composites	201510994695.4	December 30, 2015	Pending

252	Carbon fiber reinforced polylactic acid/hydroxyapatite composite material preparation method	201510994697.3	December 30, 2015	Pending

253	The preparation method of PLA/PP bicomponent fiber filtering material and products	201510994720.9	December 30, 2015	Pending

254	A kind of carbon fiber reinforced halogen-free flame retardant PA66 composite materials and preparation methods	201510995630.1	December 30, 2015	Pending

255	A kind of high toughness polylactic acid based composite material preparation method	201510995642.4	December 30, 2015	Pending

256	Carbon fiber reinforced halogen-free flame retardant PBT composite material and its preparation method	201510995644.3	December 30, 2015	Pending

257	A kind of starch based biodegradable plastics and its preparation method	201510995643.9	December 30, 2015	Pending

258	A highly transparent heat-proof PLA based composite material preparation method	201510995641.X	December 30, 2015	Pending

259	A kind of human pipeline support for controllable safety PLA/PCL composite material	201610068028.8	February 2, 2016	Pending

260	A kind of wood material for 3D printing and its preparation method	201610068060.6	February 2, 2016	Pending

261	A kind of PBS/PHB material for 3D pringting and its preparation method	201610068519.2	February 2, 2016	Pending

262	A preparation method of high toughness PP wood plastic composite materials	201610068969.1	February 2, 2016	Pending

263	A kind of glass fiber reinforced polyetheretheketone 3D printing supplies and preparation method thereof	201610069556.5	February 2, 2016	Pending

264	A kind of biodegradable polylactic acid protection film and its preparation method	201610070678.6	February 2, 2016	Pending

265	A kind of straw degradable plastic film and its preparation method	201610070677.1	February 2, 2016	Pending

266	A poly lactic acid/starch/straw powder bio based biodegradable composite material and its preparation method	201610070676.7	February 2, 2016	Pending

267	A kind of modified PET material and its preparation method	201610071902.3	February 3, 2016	Pending

268	A kind of environmental protection type plastic pipe and its preparation method	201610073495.X	February 3, 2016	Pending

269	The medical adjustable chest abdomen fixing belt based on FDM printing technology	201610073497.9	February 3, 2016	Pending

270	An enhanced impact modification of polylactic acid material and its preparation method	201610072317.5	February 3, 2016	Pending

271	A preparation method of the thermoplastic elastomers PP with high mobility and high resistance of deformation	201110035725.0	February 11, 2016	Pending

272	A shape of thermotropic polymers material with memoty	201610117090.1	March 2, 2016	Pending

273	A kind of low cost straw polyethylene film and its preparation method	201610117151.4	March 2, 2016	Pending

274	Preparation method of wood plastic composite materials PP	201610117088.4	March 2, 2016	Pending

275	A kind of degradable plastic film and its preparation method	201610117087.X	March 2, 2016	Pending

276	A kind of biodegradable thoughening heat-resistant polylactic acid modified resin and its preparation method	201610117085.0	March 2, 2016	Pending

277	A preparation method and application of glass fiber reinforced polylactic acid composite material	201610117084.6	March 2, 2016	Pending

278	A kind of automobile sheet witn the 3D printing technology	201610117083.1	March 2, 2016	Pending

279	A kind of environmental protection engineering plastics for plate	201610117082.7	March 2, 2016	Pending

280	A kind of environmental protection engineering plastics for automobile	201610117081.2	March 2, 2016	Pending

281	A kind of preparation of the 3D printing technology based on medical lesions	201610117080.8	March 2, 2016	Pending

282	A kind of PA-12 wood plastic composite powder for 3D printung and its preparation method	201610117079.5	March 2, 2016	Pending

283	A kind of PBS/carbon material composite wire used for 3D printing and its preparation method	201610117815.7	March 3, 2016	Pending

284	A kind of Environment friendly type poly lactic acid film and the preparation method thereof	201610207898.9	April 6, 2016	Pending

285	A kind of shape memory polymer material of poly and its preparation method	201610205124.2	April 6, 2016	Pending

286	Method for preparing poly lactic acid foaming material by supercritical carbon dioxide autoclave pressure method	201610205122.3	April 6, 2016	Pending

287	A kind of degradable straw polyethylene film and the preparation method thereof	201610206640.7	April 6, 2016	Pending

288	A kind of high transparent heat-resistant polylactic acid composite material preparation method	201610206661.9	April 6, 2016	Pending

289	A starch based degradable biological plastic PP and the preparation method thereof	201610208232.5	April 6, 2016	Pending

290	A kind of heat resistant PEEK composite material	201610208393.4	April 6, 2016	Pending

291	A kind of PA12/PA6 alloy material powder for 3D printing	201610208432.0	April 6, 2016	Pending

292	A preparation of the 3D printing technology of medical equipment based on the elbow	201610208548.4	April 6, 2016	Pending

293	A kind of PBS/PBC printing 3D material and the preparation method thereof	201610209276.X	April 7, 2016	Pending

294	A kind of environmental protection engineering plastic for pipe	201610208583.6	April 7, 2016	Pending

295	A kind of Glass fiber reinforced 3D printing plate	201610209379.6	April 7, 2016	Pending

296	A kind of environmental protection engineering plastic for pipe	201610283803.1	May 4, 2016	Pending

297	A kind of environmental protection engineering plastic for plate	201610286257.7	May 4, 2016	Pending

298	A kind of environmental protection engineering plastic for automobile	201610286746.2	May 4, 2016	Pending

299	A kind of long fiber reinforced nylon composite material and the preparation method thereof	201610288368.1	May 5, 2016	Pending

300	A kind of preparation method of high toughness PP wood plastic composite materials	201610287792.4	May 5, 2016	Pending

301	A kind of Environment friendly polyethylene film and itspreparation method	201610290594.3	May 5, 2016	Pending

302	Thermally conductive PBT composite material with shielding function and its preparation method	201610291019.5	May 5, 2016	Pending

303	A kind of degradable shape memory lumen inner bracket and the preparation method thereof	201610291432.1	May 5, 2016	Pending

304	A kind of biodegradable plastic materials PLA	201610291430.2	May 5, 2016	Pending

305	A carbon fiber composite material suitable for 3D printing	201610291577.1	May 6, 2016	Pending

306	A kind of wood material for 3D printing and preparation method thereof	201610291576.7	May 6, 2016	Pending

307	A kind of special material for 3D printing lamp	201610291575.2	May 6, 2016	Pending

308	A kind of PA12/PA66 alloy material powder for 3D printing	201610381000.X	June 1, 2016	Pending

309	A kind of PBS/C printing 3D material and preparation method thereof	201610380995.8	June 1, 2016	Pending

310	A kind of environmental protection material for 3D printing and the preparation method thereof	201610380993.9	June 1, 2016	Pending

311	A kind of PBT composite flame retardant material and its preparation method	201610380999.6	June 1, 2016	Pending

312	A kind of preparation method of talc PP composite wood	201610380997.7	June 1, 2016	Pending

313	A kind of anti bending PEEK composite material	201610381001.4	June 1, 2016	Pending

314	A kind of environmental protection engineering plastic for automobile	201610381002.9	June 1, 2016	Pending

315	A kind of flexible material suitable for 3D printing chest and abdomen fixing band and the preparation method thereof	201610380992.4	June 1, 2016	Pending

316	A method for preparing medical lactide	201610380998.1	June 1, 2016	Pending

317	A kind of functional type polyethylene film material and preparation method thereof	201610381752.6	June 1, 2016	Pending

318	A kind of high performance long fiber reinforced nylon composite material and the preparation method thereof	201610381709.X	June 3, 2016	Pending

319	A kind of full biological degradation heat resistant poly lactic acid foaming material and the preparation method thereof	201610381706.6	June 3, 2016	Pending

320	A kind of low cost and high heat-resistant PEEK composites	201610515565.2	July 4, 2016	Pending

321	A high performance with environmental protection engineering plastic pipes	201610519136.2	July 4, 2016	Pending

322	An amphiphilic polymer based on oil phase inverse microemulsion preparation method	201610516931.6	July 4, 2016	Pending

323	A PBT/PC insulating thermal conductive composite materials	201610516932.0	July 4, 2016	Pending

324	A continuous glass fiber reinforced nylon material and its preparation method	201610515566.7	July 4, 2016	Pending

325	A preparation method of flax fiber wood plastic PP composites	201610515567.1	July 4, 2016	Pending

326	A uniform bubble hole high cushioning foaming materials preparation methods of PLA	201610516835.1	July 5, 2016	Pending

327	A straw plastic film and its preparation method	201610516933.5	July 5, 2016	Pending

328	A heat-resistant environmental engineering plastics	201610519137.7	July 5, 2016	Pending

329	A 3D printing with ABS material and its preparation method	201610536415.X	July 11, 2016	Pending

330	A kind of toughening for 3D printing plate material	201610536433.8	July 11, 2016	Pending

331	A 3D printing chest straps of PLA/POE composite materials	201610542588.2	July 12, 2016	Pending

332	A kind of long fiber reinforced PP/nylon composite material and its preparation method	201610680642.X	August 18, 2016	Pending

333	A kind of 3D printing neck gear nylon base composite material and its preparation method	201610680095.5	August 18, 2016	Pending

334	A 3D printing in toughenning PLA material	201610680636.4	August 18, 2016	Pending

335	A supercritical CO2 micro foaming polylactic acid/wood powder composite materials	201610680071.X	August 18, 2016	Pending

336	A kind of super toughness plank with environmental protection engineering plastic	201610680093.6	August 18, 2016	Pending

337	The treatment a lung targeted therapy drugs preparation of PLGA microspheres	201610680058.4	August 18, 2016	Pending

338	An efficient composite PBT guide the cooling material and its preparation method and application	201610680624.1	August 18, 2016	Pending

339	A high-performance automotive environmental protection engineering plastics	201610680094.0	August 18, 2016	Pending

340	A kind of biomass polyethylene film and its preparation method	201610680625.6	August 18, 2016	Pending

341	A kind of suitable for 3D printing carbon fiber composite materials	201610680068.8	August 18, 2016	Pending

342	A kind of selective laser sintering of 3D printing with PA-12 composite powder	201610680072.4	August 18, 2016	Pending

343	A kind of flax fiber and rise husk powder preparation methods of wood plastic PP composites	201610680069.2	August 18, 2016	Pending

344	A PLA material for 3D printing and its preparation	201610826923.1	September 18, 2016	Pending

345	A kind of impact resistance PEEK composites	201610827117.6	September 18, 2016	Pending

346	A TPU material for 3D printers and its preparation method	201610828189.2	September 19, 2016	Pending

347	A 3D printing wood plastic composite material	201610829085.3	September 19, 2016	Pending

348	A kind of thermal insulation flame retardant performance enhancing PBT plastics and its preparation method	201610829136.2	September 19, 2016	Pending

349	A kind of thermoplastic starch/PLA foam and its production method	201610826922.7	September 19, 2016	Pending

350	A SLS3D printing PA-12/GB composite material	201610831955.0	September 20, 2016	Pending

351	A permanent plastic tubing special material and its preparation method	201610831634.0	September 20, 2016	Pending

352	Toughening endurance of biodegradable polylactic acid modified resin and preparation method	201610831721.6	September 20, 2016	Pending

353	A newtype of PLA membrane material and its preparation method	201610832327.4	September 20, 2016	Pending

354	A preparation method of PLA by the lactide	201610826893.4	September 20, 2016	Pending

355	A long glass fiber reinforced nylon material preparation and mechanical properties of research	201610831722.0	September 20, 2016	Pending

356	A polymer gene drug carrier and its preparation method	201610909926.1	October 19, 2016	Pending

357	A multi-segmented polyurethane shape memory polymer material and its preparation method	201610909927.6	October 19, 2016	Pending

358	A modified poly lactic and preparation method thereof	201610909903.0	October 19, 2016	Pending

359	One Kind of Environmental Engineering Plastics for Lightweight Automobile	201610909759.0	October 19, 2016	Pending

360	A Method of Preparation of PC/ABS for 3D Printing	201610909754.8	October 19, 2016	Pending

361	A Methodfor preparing PP/SEBS for Rapid prototyping	201610909905.x	October 19, 2016	Pending

362	A Method of Preparation of High-rigidity Engineering Plastics for Pipe	201610909762.2	October 19, 2016	Pending

363	A Method for Preparing Environmental Engineering Plastics for High-strength Pipe	201610909760.3	October 19, 2016	Pending

364	Preparation of continuous glass fiber reinforced nylon composite materials	201610916278.2	October 20, 2016	Pending

365	The invention relates to an environment - friendly film adsorption traditional tableware process and its preparation method	201610910743.1	October 20, 2016	Pending

366	The invention relates to an environment - friendly film adsorption hollowing tableware process and its preparation method	201610941346.0	November 2, 2016	Pending

367	Environmental protection engineering plastic for weather resistant automobile	201610943159.6	November 2, 2016	Pending

368	An eco-friendly tableware traditional film adsorption process for its preparation	201610943233.4	November 2, 2016	Pending

369	A kind of material can be used to increase manufacturing ABS/PC alloy modified material	201610940316.8	November 2, 2016	Pending

370	A short cut glass fiber reinforced nylon material and its preparation method	201610940275.2	November 2, 2016	Pending

371	Preparation of continuous glass fiber reinforced nylon composite materials	201610960086.1	November 5, 2016	Pending

372	PA12/PA6/GB Alloy Material for SLS 3D Printing	201610961256.8	November 5, 2016	Pending

373	Heat conductive flame retardant poly ethylene terephthalate and preparation method thereof	201610971556.4	November 7, 2016	Pending

374	A kind of shape memory polyurethane polymer materials and its synthesis process	201610971345.0	November 7, 2016	Pending

375	A kind of containing folic acid targeted polymer drug carrier and its preparation method	201610971300.3	November 7, 2016	Pending

376	A Kind Composite Of PLA/TPU for 3D printing	201610971583.1	November 7, 2016	Pending

377	A kind of PEEK/PES composite material	201610999301.9	November 15, 2016	Pending

378	A low hardness composite material forRapid prototyping and the preparation method	201611001390.x	November 17, 2016	Pending

379	A hydrolysis modified poly lactic fiber and the preparation method	201610998812.9	November 21, 2016	Pending

380	An environmental wood material for 3D printing and its preparation method	201610999438.4	November 21, 2016	Pending

381	A high performance fiber modified polypropylene composite material and its preparation method	201611088126.4	December 1, 2016	Pending

382	A car interior with environmentally friendly scratch resistant polypropylene materials and preparation method	201611088117.5	December 1, 2016	Pending

383	A shock polylactic acid material preparation method	201611115340.4	December 7, 2016	Pending

384	A Method for Preparing Environmental Engineering Plastics for Weather resistance Pipe	201611116482.2	December 7, 2016	Pending

385	A Method of Preparation of Abrasion resistance Engineering Plastics for Pipe	201611115376.2	December 7, 2016	Pending

386	A kind of glass fiber reinforced PEEK/PES composite material	201611122470.2	December 7, 2016	Pending

387	An environment - friendly Wood-plastic Composite for 3D printing	201611114397.2	December 7, 2016	Pending

388	Preparation of high content glass fiber reinforced nylon-66 composite materials	201611149148.7	December 14, 2016	Pending

389	A modified ABS Resin for 3D Printing and Preparation Method	201611149042.7	December 14, 2016	Pending

390	A kind offiber reinforced composite materials for 3D printing	201611149031.9	December 14, 2016	Pending

391	Polypyrrolidone type of polymeric drug carrier micelles	201611149041.2	December 14, 2016	Pending

392	A PBT heat conduction and heat resisting material for an LED lamp socket	201611149004.1	December 14, 2016	Pending

393	A glass fiber reinforced polypropylene composite material preparation method	201710535349.9	July 4, 2017	Pending

394	A carbon fiberprepreg preleaching and preparation method	201710535350.1	July 4, 2017	Pending

395	A kind of high toughness flame-retardant PC/PLA alloy material preparation method	201710535381.7	July 4, 2017	Pending

396	A kind of glass fiber reinforced polypropylene base composite material preparation method	201710535406.3	July 4, 2017	Pending

397	Preparation of a glass fiber reinforced PA6/PA66Composites	201710651178.6	August 2, 2017	Pending

398	A Kind of preparation of appling to charging pile casing PC / ABS alloy material preparation	201710650880.0	August 2, 2017	Pending

399	A toughening wear-resistant plastic alloy material and preparation method	201710651176.7	August 2, 2017	Pending

400	Preparation of a continuous glass fiber reinforced PA6 material	201710651146.6	August 2, 2017	Pending

401	One kind of resistance to warpage reinforced PA6 material and preparation method	201710784584.X	September 4, 2017	Pending

402	An antistatic LSOH retardant PC / ABS alloy material and its preparation method	201710784585.4	September 4, 2017	Pending

403	Preparation method of an aircraft engine surrounding high temperature polyimide composites	201710784591.X	September 4, 2017	Pending

404	A silicone toughening polyphenylene sulfide material and its preparation method	201710784588.8	September 4, 2017	Pending

405	A kind of High Gloss ABS/PMMA composite material and its preparation method	201711416249.0	December 25, 2017	Pending

406	An electroplated PC/ABS alloy material and preparation method	201711416255.6	December 25, 2017	Pending

407	A preparation method of high barrier plastic alloy material for packaging	201711416792.0	December 25, 2017	Pending

408	An enhanced modified PA6 material and its preparation method	201711416793.5	December 25, 2017	Pending

409	A high heat resistant ABS material and its preparation method	201711416795.4	December 25, 2017	Pending

410	A kind of mattefree-spraying plastic alloy material and its preparation method	201711417027.0	December 25, 2017	Pending

411	A hybrid fiber reinforced PBT composite and its preparation method	201711417028.5	December 25, 2017	Pending

412	A kind of environment-friendly fire retardant PC engineering plastic material	201711417029.X	December 25, 2017	Pending

413	A kind of scratch resistant PP material and its preparation method	201711417052.9	December 25, 2017	Pending

414	A high strength PC/PET/PBT composite and preparation method	201711416491.8	December 25, 2017	Pending

415	A high-heat, high-resistant nylon composite	201711417482.0	December 25, 2017	Pending

416	A high strength long fiber reinforced nylon composite material and its preparation method	201711417479.9	December 25, 2017	Pending

417	A kind of special material for high - cold charging pile housing and its preparation process	201711417484.x	December 25, 2017	Pending

418	A kind of dried fruit shell powder modified composite material and its preparation method	201711418376.4	December 25, 2017	Pending

419	A preparation method of high strength straw fiber composite material	201711426425.9	December 26, 2017	Pending

420	A straw powder modified polypropylene and its preparation method	201711426589.1	December 26, 2017	Pending

421	A kind of plant straw powder filled polypropylene polyethylene foamed composite material	201711427565.8	December 26, 2017	Pending

422	A preparation method of plant fiber polypropylene composite	201711428470.8	December 26, 2017	Pending

423	A business card with polylactic acid composite material and its preparation method	201711439395.5	December 27, 2017	Pending

424	A kind of heat-resistant polylactic acid composite material and its preparation method	201711439422.9	December 27, 2017	Pending

425	Preparation of a biodegradable express bag and its method	201711491600.2	December 30, 2017	Pending

426	The preparation of a polylactic acid composite material	201711491814.X	December 30, 2017	Pending

427	A kind of plant fiber reinforced modified PLA composite material and its preparation method	201711491978.2	December 30, 2017	Pending

428	A kind of flame retardant reinforced PLA composite and its preparation method	201711492033.2	December 30, 2017	Pending

429	SLS3D printing PA12/GB high fill composite powder	201711492102.X	December 30, 2017	Pending

430	A selective laser sintered polyamide material powder and its preparation method	201711492403.2	December 30, 2017	Pending

431	Preparation method of toughened polylactic acid composite material	201711493458.5	December 31, 2017	Pending

432	SLS3D printing PA12 coated PA6 alloy material powder	201711493547.X	December 31, 2017	Pending

433	A selective laser sintering PA12 / PS alloy powder material	201711493557.3	December 31, 2017	Pending

434	A selective laser sintering PA6 alloy powder material and its preparation method	201711493575.1	December 31, 2017	Pending

435	High toughness PC/ABS alloy material for 3D printing	201711496409.7	December 31, 2017	Pending

436	Preparation method of ABS modified material for 3D printing	201711496441.5	December 31, 2017	Pending

437	Preparation method of PETG modified material for 3D printing	201711496488.1	December 31, 2017	Pending

438	High-toughness PLA material for 3D printing	201711496532.9	December 31, 2017	Pending

439	A PLA/PCL 3D printing composite material	201711496564.9	December 31, 2017	Pending

440	HIPS composite material for 3D printing and preparation method	201711496595.4	December 31, 2017	Pending

441	PC/ABS material for 3D printing and preparation method	201711496639.3	December 31, 2017	Pending

442	A modified ABS Resin for 3D Printing and Preparation Method	201711496689.1	December 31, 2017	Pending

443	Light curing device for preparing 3D printing portrait and preparation method thereof	201711496762.5	December 31, 2017	Pending

444	A nylon-based composite material suitable for 3D printed leg protectors	201711496788.X	December 31, 2017	Pending

445	A low hardness composite material for Rapid prototyping and the preparation method	201711496822.3	December 31, 2017	Pending

446	Toughened and water resistant starch plastic and preparation method thereof	201810003570.4	January 3, 2018	Pending

447	Preparation method of enhanced polylactic acid composite material	201810288664.0	April 3, 2018	Pending

448	ABS/PP alloy material for 3D printing and preparation method	201810292551.8	April 4, 2018	Pending

449	An impact resistant PC/PET/PBT composite	201810399099.5	April 28, 2018	Pending

450	A low moulding shrinkage PC composite material for 3D printing and preparation method thereof	201910921954.9	September 27, 2019	Pending

451	A high resistant PC/ASA alloy materrial for 3D printing and its preparation method	201910921871.X	September 27, 2019	Pending

452	A High melt index PC composite material for 3D printing and preparation method	201910921807.1	September 27, 2019	Pending

453	A high modulus, high impact and high flow polypropylene composite material and its preparation method	201910921795.2	September 27, 2019	Pending

454	A High performance PLA/fibrilia composite material and its preparation method	201910921708.3	September 27, 2019	Pending

455	A Low Temperature Resistance and Enhanced PA56/PA6 Composite and Its Preparation Method	201910986845.5	October 17, 2019	Pending

456	A high impact , flame-retardant and high strength polycarbonate composite material and its preparation method	201910986844.0	October 17, 2019	Pending

457	A high modulus, high flow and high impact polypropylene glass fiber toughened composite material and its preparation method	201910985944.1	October 17, 2019	Pending

458	A Nylon 6 Composite Material with High Toughness, High Heat Resistance and Easy Demoulding Toughening and Its Preparation Method	201910985942.2	October 17, 2019	Pending

459	A graphene modified polypropylene composite material for automobile bumper and its preparation method	201910985943.7	October 17, 2019	Pending

460	A high gloss and high impact PC / ASA alloy material and its preparation method	201911036467.0	October 29, 2019	Pending

461	A high-gloss, reinforced polypropylene composite material and its preparation method	201911036473.6	October 29, 2019	Pending

462	A PP and PA6 blend modified composite and its preparation method	201911036493.3	October 29, 2019	Pending

463	A Polypropylene Composite With High Gloss And Toughness And Its Preparation Method	201911036986.7	October 29, 2019	Pending

464	A low VOC, scratch-resistant polypropylene composite material and its preparation method	201911036987.1	October 29, 2019	Pending

465	A High performance PLA/mineral composite material and its preparation method	201911322324.6	December 20, 2019	Pending

466	A high modulus, high impact and high flow polypropylene composite material and its preparation method	201911322069.5	December 20, 2019	Pending

467	A high modulus, high flow nylon glass fiber toughened composite material and its preparation method	201911322091.X	December 20, 2019	Pending

468	A Low-odor and Low-VOC Polypropylene Composite and Its Preparation Method	201911322073.1	December 20, 2019	Pending

469	Low warpage, precipitation resisitance halogen-free flame retardant Acrylonitrile Butadiene Styrene composite material and its preparation method	201911322086.9	December 20, 2019	Pending

470	A high impact and high modulus nylon composite and its preparation method	201911322075.0	December 20, 2019	Pending

471	Halogen-free flame retardant, low floating fiber reinforced polypropylene composite material and its preparation method	201911322074.6	December 20, 2019	Pending

472	A High Wear Resistant Bio-Based PA56 Composite and Its Preparation Method	201911322092.4	December 20, 2019	Pending

473	Light weight,environmental protection,flame retardant and aging resistant polypropylene composite material and its preparation method	201911322125.5	December 20, 2019	Pending

474	A low temperature impact resistant PC/ABS composite material and its preparation method	201911322124.0	December 20, 2019	Pending

475	A high toughness pcabs alloy material resistant to automobile paint and its preparation method	201911322087.3	December 20, 2019	Pending

476	A Low Temperature Resistance and Fall-resistant Box Body Material And Its Preparation Method	201911322088.8	December 20, 2019	Pending

477	High performance PBS/mineral composite material and its preparation method	201911322127.4	December 20, 2019	Pending

478	The high impact, high flow3D-printed PS material and its preparation method	201911322128.9	December 20, 2019	Pending

479	A high impact, flame-retardant and high strength PC/ABS composite material and its preparation method	201911322322.7	December 20, 2019	Pending

480	A Method of Preparation Of Glass Fiber And Talc Reinforced Nylon With Low Shrinkage And Water Absorption	201911322321.2	December 20, 2019	Pending

481	The invention relates to a graphene modified antistaic polypropylene composite material and its preparation method thereof	201911322323.1	December 20, 2019	Pending

482	A high modulus, flame-retardant and high strength nylon composite material and its preparation method	201911322331.6	December 20, 2019	Pending

483	An impact-resistance PC/PBT composite material and its preparation method	201911345326.7	December 24, 2019	Pending

484	A high modulus, high impact and high flow polypropylene composite material and its preparation method	201911347542.5	December 24, 2019	Pending

485	An easy separation and environmental protection film is used for absorbing the hollow type tableware and the preparation method	201611149005.6	December 14, 2016	Pending

486	A kind of low odor PP material and its preparation method	201711379459.7	December 20, 2017	Pending

487	A preparation method of poly(lacticacid)/starch composite foams	201410489544.9	September 22, 2014	Pending

488	A catalyst with double function activation properties of PLA and preparation method	201510949309.x	December 20, 2015	Pending

489	A preparation method of high strength and biodegradable PLA composite material	201510949307.0	December 20, 2015	Pending

490	A high-performance PLA and its preparation method	201510949312.1	December 20, 2015	Pending

491	A kind of biodegradable recycling PLA material and its preparation method	201510949306.6	December 20, 2015	Pending

492	A high flexibility and heat resistance of PLA modified material and its preparation method	201510949313.6	December 20, 2015	Pending

493	A kind of inorganic filler biodegradable 3D printing consumables and its preparation method	201510949636.5	December 20, 2015	Pending

494	A kind of biodegradable 3D printing toughening material and its preparation method	201510949638.4	December 20, 2015	Pending

495	A low-cost biodegradable 3D printing consumables and its preparation method	201510949637.x	December 20, 2015	Pending

496	A kind of biodegradable 3D printing reinforced material and its preparation method	201510949653.9	December 20, 2015	Pending

497	A biodegradable 3D printing alloy material and its preparation method	201510949651.x	December 20, 2015	Pending

498	A kind of preparation method of rice husk powder / Talc Composite Reinforced starch based degradable plastics	201610293135.0	June 05, 2016	Pending

499	A kind of nylon reinforced 3D material special material and the preparation method thereof	201610293621.2	June 05, 2016	Pending

500	A kind of preparation method of straw powder filled PP composite material	201610294471.7	June 05, 2016	Pending

501	A kind of special material for 3D ABS/PC consumable material and the preparation method thereof	201610443577.9	August 06, 2016	Pending

502	A kind of special material of modified nylon 3D consumable material and the preparation method thereof	201610442209.2	August 06, 2016	Pending

503	An application on starch based biodegradable plastic food packaging	201610442190.1	August 06, 2016	Pending

504	A kind of can be used for 3D printing enhanced toughenting nylon material and the preparation method thereof	201610593945.8	July 27, 2016	Pending

505	A kind of plant fiber filling modified polypropylene composite material and the preparation method thereof	201610591739.3	July 26, 2016	Pending

506	A material can be used to increase manufacturing preparation methods of toughening nylon materials	201610829480.1	September 19, 2016	Pending

507	A KT-1 as compatibilizer modified polypropylene composite material	201610827269.6	September 18, 2016	Pending

508	A kind of material can be used to increase manufacturing ASA/PC alloy and the preparation method thereof	201610875348.4	October 08, 2016	Pending

509	A high modulus fibeer/polypropylene composite material preparation method	201610874802.4	October 08, 2016	Pending

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

First, the automobile manufacturer reviews the manufacturer of modified plastics.  The examination involves assessment of the operation history of the modified plastics manufacturer, their experience in providing component services, the specialization of their factory equipment, their research and development capacity and quality assurance systems. The manufacturer's operations need to meet the requirements of the automobile manufacturer. Once the initial review is passed, the modified plastics manufacturer will obtain a qualification as an automobile component manufacturer. This initial stage takes approximately sixteen to twenty-two months to complete.

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

We believe that the necessity, rigorousness, complexity and duration of the certification process make it difficult for outside competitors to enter the field in a short period of time. We had 633 certifications from automobile manufacturers as of December 31, 2019, which we believe is currently one of the largest portfolios of product certifications in the Chinese automobile modified plastics industry.

Sales and Marketing

Currently, our sales network focuses on the northeastern, northern, eastern and southwestern regions of China. We primarily sell to end customers through our approved distributors.  To a less extent, we also sell directly to end customers.  A typical customer development cycle starts when our R&D staff develops customized products for new end customers and obtains product certifications. These end customers are usually major automobile parts manufacturers who can only source from suppliers like China XD with product certifications granted by major automobile manufacturers. After we established relationships with these end customers and began to have large volume of transactions with them, we assign end customers to our approved distributors according to our internal policies. We also acquired end customers with our existing certifications from time to time. In 2019, approximately 82.9% of our sales were generated from approved distributors.

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

We have been actively engaging our distribution network with twelve distributors in 2019 and we believe we have good relationships with our distributors.  We believe that we have been able to secure and maintain strong relationships with end customers due to our existing certifications, advanced technologies and high product quality, which establish a higher barrier to entry for others. Most of the end customer relationships will be developed through our own R&D and sales force and maintained by our R&D and sales professionals and our distributors.  According to our distribution contracts, our distributors are prohibited from selling our competitors' products and required to use the product certificate, brand name and package standards set by us during the distribution period. After the expiration of the distribution contracts in absence of renewal, we retain the customer relationships with end customers.

While the pricing volatility of our raw materials is a primary cause of cost variations in our products, we are generally able to pass the cost of price changes in our raw materials to our customers, although there are timing delays of varying lengths depending upon volatility of raw material prices, the type of products, competitive conditions and individual customer arrangements.

We sell our products substantially through approved distributors in the PRC.  Our sales to our distributors are highly concentrated but have been gradually diversified in recent years. Sales to major distributors and direct customer, which individually exceeded 10% of our revenues, accounted for approximately 13.9% and 38.3% of our revenues for the years ended December 31, 2019 and 2018, respectively. We expect to reduce our distributor concentration over time, although revenues from these distributors are expected to continue to represent a substantial portion of our revenue in the future. Further information about our major distributors and the director customer, which individually exceeded 10% of our revenues, for the years ended December 31, 2019 and 2018, is set forth in Note 1 of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We have initiated our marketing efforts to develop new customers outside of China, in particular those in the UAE market. We have started offering certain high-end products, such as PA66 and long-chain Plastic Alloy, most manufactured in Heilongjiang plants and a small portion manufactured in Dubai plant since the second quarter of 2014. In January 2015, we completed and run the trial production in the plant in Dubai, UAE with additional 2,500 metric tons targeting high-end products for the overseas markets. We plan to serve customers in oversea markets from our Dubai Xinda plant. In order to develop potential overseas markets, Dubai Xinda obtained one leased property and two purchased properties, approximately 52,530 square meters in total, including one leased 10,000 square meters, and two purchased 20,206 and 22,324 square meters on January 25, 2015, June 28, 2016 and September 21, 2016, respectively, from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE, with constructed building comprising warehouses, offices and service blocks. In addition to the earlier 10 trial production lines in Dubai Xinda, we completed installing 45 production lines with 11,250 metric tons of annual production capacity by the end of November 2018. As of December 31, 2019, an additional 30 production lines with 7,500 metric tons of annual production capacity mainly targeted for ABS products, were still in the progress of redesigning upgrading and further equipment testing. The Company estimates 22 production lines will be put into production in the fourth quarter of 2021, 8 production lines will be put into production in the second quarter of 2022, and will then increase the total production capacity in Dubai Xinda to 21,250 metric tons, targeting high-end products for the overseas market.

After a successful trial production at our production base in Dubai in November 2018, we have established business relationships with new customers in UAE and India, and shipped products to the end users in Europe and Southeast Asia. We are optimistic about the prospect of our business expansion overseas.

Information about geographic revenue is set forth in Note 24 of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Competition

The PRC automotive modified plastics industry is growing rapidly and highly fragmented with the top four domestic producers occupying less than approximately 28.8% of the market shares in 2018 according to Frost & Sullivan's report. According to Frost & Sullivan's report, in terms of sales volume and production capacity, we are one of the leading domestic specialized manufacturers of modified plastic for automobile parts in China, with a market share of approximately 8.0% in 2018 and 8.8% in 2017. In 2019, our sales volume of automotive plastics was approximately 360,072 MT. As of December 31, 2019, our annual production capacity of automotive plastics was 405,450 MT.

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

Currently, the Company's primary Chinese competitor in the automobile industry is Guangzhou Kingfa Science & Technology Co., Ltd. ("Guangzhou Kingfa"). Guangzhou Kingfa entered the automotive modified plastics market in 2006 and had a sales volume of 523,000 MT in 2018 with a market share of 11.0% in 2018, according to Frost & Sullivan’s report. Guangzhou Kingfa has the largest capacity expansion with 1.29 million MT annual production capacity, including 1.26 million MT annual modified plastics at the end of 2019 based on Guangzhou Kingfa's public disclosure, but its utilization rate of production capacity is expected to be lower than that of China XD based on Frost & Sullivan's report. Guangzhou Kingfa has much larger financial resources than HLJ Xinda Group and Sichuan Xinda. However, we believe that it is less focused in automotive sector and currently holds fewer number of product certifications for automotive modified plastic to the automobile industry compared to HLJ Xinda Group and Sichuan Xinda. Another top domestic manufacturer of modified plastic is Shanghai Pret Composites Co., Ltd. ("Shanghai Pret"), which focuses on the production of automotive plastics.  It had a sales volume of 206,200 MT with a market share of 4.3% in 2018, according to Frost & Sullivan’s report.

Historically, the Chinese auto market predominantly used modified plastics manufactured overseas or in factories controlled by foreign companies, such as manufacturers from Germany, the US, the Netherlands and Japan. Although China's automotive plastic market has been dominated by foreign or JV players, Chinese suppliers are continuing to gain market share. It is estimated that automotive plastics imported or manufactured by multinational and JV companies accounted for approximately 24.7% of the total China automotive plastic supply in 2018, decreased from 30.5% in 2012. JV manufacturers based in China in automotive plastics sector have been slow to invest and expand in China. Compared to non-domestic competitors including JV manufacturers, domestic manufacturers can benefit from the lower costs and geographical proximity in China. As local players continue to invest in research and development, enhance product quality and improve management skills, we believe that domestic production of automotive plastics will compete very favorably with the foreign competitors in terms of price, quality, services and delivery times and continue to replace imported plastics.

Our Competitive Strengths

We believe that the following competitive strengths continue to enable us to compete effectively in the automotive modified plastics market in the PRC:

●

Leading Market Position in an Industry with High Barrier to Entry. We believe that we are one of the China's leading specialized manufacturers of modified plastic for automobile parts in terms of sales volume and production capacity, with a market share of approximately 8.0% in 2018. The PRC automotive modified plastics industry is growing rapidly and is highly fragmented with the top three domestic producers occupying less than approximately 23.3% of the market shares in 2018.

We installed 50 new product lines in 2012 and 2013, which are utilized primarily for the manufacture of higher value-added modified plastics products. The lines increased the Company's total production capacity by 135,000 MT to 390,000 MT per annum.  In July 2017, the Company launched a new industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics, which is expected to be completed by the end of the second quarter of 2020. The reason for such delay is due to additional time for equipment’s installation and test.  As a result, our production capacity in Harbin, Heilongjiang was downgraded to 290,000 MT as of December 31, 2018. Due to the need for equipment upgrade and overhaul, our Harbin campus further downgraded its production capacity to 135,000 MT as of December 31, 2019, in Qinling Road Factory (“Qinling Road Project”) and Jiangnan Road Factory (“Jiangnan Road Project”), which will be completed by end of the third quarter of 2020, bring the production capacity in Harbin campus back to 390,000 MT. Simultaneously, our Harbin campus also included an industrial project for 300,000 metric tons of biological composite materials, an industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory,, which was broken ground in December 2019 with four workshop. We expect a gradual trial out by the end of 2022 and put into production by the end of 2023.

In December 2013, we broke ground on the construction of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, which is expected to bring total domestic installed production annual capacity to 690,000 metric tons with the addition of 70 new production lines upon the completion of the construction of our fourth production plant. Sichuan Xinda has been supplying to its customers since 2013, mainly backed by production capacity in our Harbin production plant until we installed 50 production lines in the second half of 2016 at our Sichuan plant with production capacity of 216,000 metric tons during 2017. We installed an additional 10 production lines in July 2018, bringing the total capacity to 259,200 metric tons. As of December 31, 2019, there is still construction ongoing on the site of our Sichuan plant for equipment installation, and we expect to put into production by the end of the fourth quarter of 2020.

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

As of December 31, 2019, our annual production capacity of automotive plastics totaled 405,450 MT, including 394,200 MT in domestic production bases and 11,250 in Dubai campus. In 2019, our sales volume of automotive plastics was approximately 360,072 MT, representing a decrease of 18.8% compared to that in 2018, primarily because the overall weakening in macroeconomic conditions since summer of 2018, though our sales in Northeast, South, Central, and North China has grown. We also had overseas sales of US$61.2 million in the year ended December 31, 2019 as compared to US$15.0 million in prior year.

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

In addition, as a result of our consistent research and development efforts, we had 633 product certifications from major automotive manufacturers in the PRC as of December 31, 2019, which we believe is among the largest numbers of product certifications by any domestic player in China's automotive plastics industry. Strict certification requirements and long certification periods result in high barriers to entry. Our current or potential competitors are required to obtain relevant product certifications from automotive manufacturers in order to compete with us. Each certification normally takes over two years to complete, and as a result, automotive manufacturers are reluctant to replace suppliers like us who have already received necessary certifications and proven consistent product quality. We believe that having one of the largest portfolios of product certifications in China allows us to strengthen our competitive position.

●	Long-Term Relationships with Reputable End Users. Our senior management has been involved in the business of modified plastics since 1985. We benefit from the industry connections and experience of our senior management, which have enabled us to establish long-term customer relationships and strong industry recognition. We are a qualified provider of high-quality automotive plastics, and have sold our products through plastic auto part manufacturers to many leading automotive manufacturers in China. Currently, our modified plastics are utilized in more than 31 automobile brands and 111 automobile models manufactured in China, including Audi, Mercedes Benz, BMW, Toyota, Buick, Chevrolet, Mazda, Volvo, Ford, Citroen, Jinbei, VW Passat, Golf, Jetta, etc. We believe that our brand and our products are well recognized and respected in China's automotive modified plastics market.

●	Manufacturing facilities critical to the quality of products. We have in the past invested substantial time and resources in building state-of-the-art production lines to enhance our product quality. Our facilities have maintained ISO/TS16949, a certification of quality management systems specific to the automotive industry.

●	Strong Customer-Oriented R&D Capabilities. The modified plastics industry is characterized by rapid development and increasing demand for high quality products. We have strong R&D capabilities that allow us to successfully pass OEM automakers' certification processes in the past and continually introduce new and high quality products to the market. Compared to international plastic supply models, which target larger scale applications of common plastics and involve less customization and specialization, we provide customer-oriented product development through our certification process. By working closely with our customers, we are able to adjust our product features to better satisfy the specific needs of each customer. To achieve this, we have staffed our R&D team with professionals, 24 of whom have Ph.D. and/or Master's degrees. On average, our R&D employees have worked with us for more than three years, and some key experts have more than 10 years of experience in our industry. We have also cooperated with a number of the leading technology centers in China. Besides providing specialized research and development skills, these relationships help us formulate cutting edge research programs aimed at developing new technologies and applications in plastics engineering. We currently have 32 approved patents and 477 pending patent applications with the State Intellectual Property Office of the PRC, or SIPO.

●	Established Distribution Model. Through twelve distributors across China, we have established distribution networks that cover Northeast, North, Southwest and East China, with a current focus on Northeast China. We enter into distribution agreements with local distributors in areas where large automobile manufacturers are located. By leveraging the proximity of our distributors to the automobile manufacturers, we can enhance our relationships with our customers. Through the established sales channels, we can quickly respond to local market demand, address customer needs, enhance our ability to provide superior technological support and after-sales services, and lower our marketing expenses. At the same time, our distributors are responsible for the payments to us which is not contingent upon their cash collection from end customers. By actively managing our distribution network, we are also able to accelerate local market penetration and increase sales opportunities. For example, we entered the north China market in 2009 through a local distributor, one year earlier than we planned, and in 2013, we entered into the Southwest China market, and in 2014, we entered into South China and Central China market. For the year ended December 31, 2019, Northeast, East, North, Southwest, Central and South accounted for approximately 32.2%, 26.4%, 15.7%, 9.2%, 6.3% and 6.0% of our revenues, respectively.

●	Stable Presence to Overseas Market. The Company has tried to develop new overseas customers and has established a business relationship with an overseas customer in Ras Al Khaimah, UAE in fourth quarter of 2018. After a successful trial production at our production base in Dubai in November 2018, the Company has established business relationships with new customers in UAE and India, and shipped products to the end users in Europe and Southeast Asia. US$61.2 million products have been sold to overseas market, accounting for 4.2% of the total revenues for the year ended December 31, 2019.

●	Seasoned Management Team. Our senior management team and key personnel have extensive operating and industry experience. Mr. Han, our chief executive officer and president, founded our former affiliate Harbin Xinda Nylon Factory in 1985. With 30 years of industry experience, Mr. Han has in-depth knowledge and expertise in China's modified plastics industry. Our chief executive officer, chief technology officer and chief operating officer have over 50 years combined experience in the modified plastics industry and we believe their extensive expertise and knowledge can well serve our customers.

Our Strategies

Our goal is to capitalize on China's modified plastics growth trend, with a specific focus on applications in the auto sector, and to eventually be the leading modified plastics manufacturer in China. We are committed to enhancing our sales and profitability and achieving our goals through the following strategies:

●         Continue to Expand/Upgrade Production Capacity.  Over the past five years, we have consistently increased production capacity to meet the rising demands of the automotive industry in the PRC. As of December 31, 2019, we have an installed annual production capacity of 394,200 metric tons in domestic production bases, and we have been operating at near full capacity since 2007. With the expected strong growth in the automotive modified plastics market of China, we expect that we will continue to experience strong demand from our customers. Therefore, we intend to continue to strategically increase our production capacity to meet customer demands from both expanded geographical locations and future downstream sector growth. In 2013, we commenced to construct our fourth production base with 300,000 MT new material production capacity and the affiliated research and development center and training center in Nanchong City of Sichuan Province (the "Project").  We installed 50 production lines with production capacity of 216,000 metric tons in the second half of 2016 in our Sichuan plant and additional 10 production lines in July 2018, bringing the total capacity to 259,200 metric tons. As of December 31, 2019, there was still construction ongoing on the site of our Sichuan plant which is expected to be completed by the end of the fourth quarter of 2020.

The Company completed and started the trial production in the plant in Dubai, UAE with additional 2,500 metric tons targeting high-end products for the overseas markets.   The Company completed installing 45 production lines with 11,250 metric tons of annual production capacity by the end of November 2018. As of December 31, 2019, an additional 30 production lines with 7,500 metric tons of annual production capacity mainly targeted for ABS products, were still in the progress of redesigning upgrading and further equipment testing. The Company estimates 22 production lines will be put into production in the fourth quarter of 2021, 8 production lines will be put into production in the second quarter of 2022, then, bringing total installed production capacity in Dubai Xinda to 21,250 metric tons, targeting high-end products for the overseas market.

Since 2013, the HLJ Xinda Group had approximately 390,000 metric tons of annual production capacity across 88 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems. In July 2017, the HLJ Xinda Group launched a new industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics, which we expect to be completed by the end of the second quarter of 2020. The reason for such delay is due to additional time for equipment’s installation and test.  In 2019, HLJ Xinda Group started another two equipment projects totaling 155,000 MT in Qinling Road Factory (“Qinling Road Project”) and Jiangnan Road Factory (“Jiangnan Road Project”) for equipment upgrade and overhaul progress, which is expected be completed by the end of the third quarter of 2020. Also included is an industrial project for 300,000 metric tons of biological composite materials, an industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory, all of which we expect to be completed by the end of 2023.

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

●          Expand Customer Base Domestically and Internationally.  The automotive plastics market in the PRC is highly fragmented with significant barriers to entry. In 2016, we had 8.0% of the market share with our customer coverage was originally concentrated in the northeast regions of the PRC. We seek to steadily enhance our market share in Northeast China, and also expand our reach to East China, Central China, Southwest China and South China. In addition, we have conducted sales in overseas markets and exported our products including non-auto sectors since 2014.  In 2018, we had 8.0% of the market share, ranking the second in terms of sales volume of automotive modified plastics in China. We plan to implement such strategies through further expanding our distribution network by working with local distributors who have contacts and networks overseas and directly establishing strategic alliances with certain of our non-PRC customers. Although the entry barrier of some non-auto sectors might not generally be as high as that of the auto sector, our focus is to target high-value-added products by leveraging our technology, expertise and know-how accumulated in the auto sector over the course of our operational history.

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

Employees

China XD's operations are organized into several operational departments including manufacturing, R&D, management, finance, sales, purchasing and marketing and others. As of December 31, 2019, there were 972 employees, including 319 in manufacturing, 133 in R&D, 206 in management, 54 in finance, 145 in sales, purchasing and marketing and 115 in other departments.

Available Information

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and registration statements, and any amendments thereto, with the Securities and Exchange Commission (“SEC”). All such filings are available online through the SEC's website at http://www.sec.gov or on our corporate website at http://www.chinaxd.net. We make available free of charge, on or through our corporate website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. In addition, copies of the written charters for the committees of our board of directors and our Code of Business Conduct are also available on our website, and can be found under the Investor Relations-Corporate Governance links. Our website address is intended to be an inactive textual reference only, and none of the information contained on our website is part of this report or is incorporated in this report by reference.

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

The continuation or intensification of the recent global economic uncertainty arising from the Brexit crisis, the worldwide disruption and negative impact on the macro-economic environment caused by the outbreak of COVID-19 and the economic slowdown in Asia may adversely impact our business and the businesses of our customers. Our specialized plastics are sold to automobile parts manufacturers and distributors. The recent global economic uncertainty has harmed most industries and is detrimental to the automotive industry. Since virtually all of our sales are made to auto industry participants, our sales and business operations are dependent on the financial health of the automotive industry and could suffer if our customers experience, or continue to experience, a downturn in their business. Presently, it is unclear whether and to what extent the economic stimulus measures facilitated by the European Union and other governments throughout the world will mitigate the effects of the crisis on the automotive industry and other industries that affect our business.

We concentrate our operations primarily in the automotive industry; therefore, the fluctuations in automotive sales and production could have a material adverse effect on our results of operations and liquidity.

We develop, manufacture, and distribute modified plastic, primarily for use in automobiles. Automotive sales and production are highly cyclical and depend, among other things, on general economic conditions and consumer spending and preferences (which can be affected by a number of issues including fuel costs and the availability of consumer financing). As the volume of automotive production fluctuates, the demand for our products also fluctuates. According to China Association of Automobile Manufacturers, for the year ended December 31, 2019, automobile production and sales in China decreased by 7.5% and 8.2%, respectively as compared to the same period of 2018. A weakening in macroeconomic conditions since summer of 2018 has deteriorated business conditions. There can be no assurance that the market conditions, government policies and other factors will help the growth rate in the future.  Any contraction in automotive sales and production will harm our results of operations and financial condition. Consequently, we are exposed to the risks of adverse developments affecting the auto industry to a greater extent than if our operations were dispersed over a variety of industries.

Our financial performance may be affected by the prospects of our Dubai facility and the associated expansion into Middle East, Europe and other parts of Asia.

In 2014, we embarked our entry into the international market by primarily marketing long carbon chain PA plastic alloy and high-performance modified PA66 products. After a successful trial production at our production base in Dubai in November 2018, we have established business relationships with new customers in UAE and India, and shipped products to the end users in Europe and Southeast Asia. We have experienced a delay in cash collection from a major customer in UAE. As of December 31, 2019, we provided an allowance of US$62.8 million for the overdue accounts receivable from the major customer in UAE, as the customer failed to make payments under the agreed extended repayment plan.

The Company has been putting efforts into ramping up its production. In addition to the 10 trial production lines at Dubai Xinda, the Company completed installing 45 production lines with 11,250 metric tons of annual production capacity at the end of November 2018, and an additional 30 production lines with 7,500 metric tons of annual production capacity are under construction. The Company estimates 22 production lines will be put into production in the fourth quarter of 2021, 8 production lines will be put into production in the second quarter of 2022, bringing total installed production capacity at Dubai Xinda to 21,250 metric tons, targeting high-end products for the overseas market. If we are unable to expand our Dubai facility and the associated expansion in other areas, our financial performance may be affected.

The occurrence of the COVID-19 pandemic may negatively affect our business, financial condition, and results of operations.

We currently operate a substantial portion of our manufacturing facilities in China, and our corporate headquarters are located at Harbin, Heilongjiang Province in China. Since January 2020, the rapid spread of COVID-19 has resulted in increased travel restrictions and disruption and shutdown of businesses in China. In early 2020, we temporarily closed our manufacturing facilities and corporate offices in accordance with the requirement of the Chinese government, and requested our employees to work remotely. As a result, our business, financial condition, and results of operations may be adversely affected by the disruption of our business and limited access to our manufacturing facilities caused by the outbreak of COVID-19 in the PRC.

The overall impact of the outbreak of COVID-19 on our operations and financial results for the year of 2020 remains to be seen. Currently, given the effective COVID-19 containment measures implemented in China, approximately 50% of employees of our administrative offices had returned to work by the end of March 2020 and 90% returned to work by end of April. Our factories in Heilongjiang and Sichuan provinces were running at 20% capacity utilization at the end of March, and approximately around 70% capacity utilization by the end of April, and normal utilization rate by the end of May 2020. Our factory in Dubai was not impacted by the outbreak of COVID-19 during January and February but only 20% employees from private sectors are now allowed to go to work due to the recent rise of COVID-19 cases in UAE.

We may further experience impacts from quarantines, market downturns and changes in customer behavior related to fears of the pandemic if the coronavirus becomes widespread in any of our markets. Furthermore, if the coronavirus were to affect a significant number of our workforce employed in our manufacturing facilities or corporate offices, we may experience delays or the inability to develop, produce and deliver our products on a timely basis. In addition, one or more of our customers, distributors, service providers or suppliers may experience financial distress, file for bankruptcy protection, go out of business, or suffer disruptions in their businesses due to the COVID-19 outbreak, which may in turn adversely affect our business operations and financial condition. The extent to which the COVID-19 pandemic or any other health epidemic may affect our business and operations will depend on future developments, including new information which may emerge concerning the severity of COVID-19 and the actions taken by governments and private businesses to contain the COVID-19 pandemic, among others, which are highly uncertain and cannot be predicted at this moment. As a result, the occurrence of the COVID-19 pandemic may have a material adverse effect on our business, financial condition and results of operations.

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

There is a direct correlation between our business and automobile production volume and sales, which are dependent on economic policies and market sentiment. The Chinese automotive industry had been rapidly growing for a decade prior to 2011. However, inflation, higher interest rates, tighter bank lending, lifting of consumer subsidies and buying restrictions in congested cities all contributed to a more modest environment since 2011.  In order to stimulate the growth of the auto industry, on September 29, 2015, the Chinese government implemented a tax incentive policy of 50% reduction of the sales tax for eligible purchase of vehicles with engines of 1.6 liters and less.  This helped the recovery of vehicle sales in China since the fourth quarter of 2015 and automobile sales volume growth rate reached to 13.7% in 2016. However, following the automobile sales in China with a lower growth rate of 3.0% in 2017, Chinese government suspended the above tax incentive policy and resumed vehicle purchase tax at a statutory rate of 10% effective from January 1, 2018.  Furthermore, since summer of 2018, Chinese macroeconomic conditions signaled weakening and deteriorated business conditions, automobile production and sales in China further decreased by 7.5% and 8.2%, respectively, for twelve months of 2019 as compared to the same period of 2018, according to China Association of Automobile Manufacturers. In March 2019, the Chinese government decided to reduce the financial subsidy policy for the promotion and application of New Energy Vehicles with subsidies fallen more than 50%.  There can be no assurance that the market conditions, government policies and other factors leading to the current growth in demand for automobiles continue. Any significant decline in demand for automobiles would directly and adversely affect demand for our products and hence our business, financial condition and results of operations.

A large percentage of our sales revenue is derived from sales to a limited number of distributors and a limited number of customers, and our business will suffer if sales to these customers decline.

In 2014, we embarked our entry into the international market by primarily marketing long carbon chain PA plastic alloy and high-performance modified PA66 products. After a successful trial production at our production base in Dubai in November 2018, we have established business relationships with new customers in UAE and India, and shipped products to the end users in Europe and Southeast Asia. We have experienced a delay in cash collection from a major customer in UAE. As of December 31, 2019, we provided an allowance of US$62.8 million for the overdue accounts receivable from the major customer in UAE, as the customer failed to make payments under the agreed extended repayment plan.

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

Materials constitute a substantial part of the cost of our products.  We seek to reduce the cost of raw materials by dealing with major suppliers. During the year ended December 31, 2019, we purchased approximately 14.7% of our raw materials from one major supplier. We believe the relationship with our suppliers is satisfactory and that alternative suppliers are available if relationships falter or existing suppliers should become unable to keep up with our requirements. However, there can be no assurance that our current or future suppliers will be able to meet our requirements on commercially reasonable terms or within scheduled delivery times. An interruption of our arrangements with suppliers could cause a delay in the production of our products for timely delivery to distributors and customers, which could result in a loss of sales in future periods.

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

The State Administration of Foreign Exchange ("SAFE"), has promulgated several regulations, including the Circular on Relevant Issues Relating to Domestic Resident's Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular No. 37, in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to any change of basic information (including change of such PRC citizens or residents, name and operation term), increases or decreases in investment amount, transfers or exchanges of shares, or mergers or divisions.  SAFE Circular 37 is issued to replace the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments via Overseas Special Purpose Vehicles, or SAFE Circular No. 75.

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

We are an offshore listed company and, as a result, any Chinese employee or foreign employee of our PRC subsidiaries, who resides in PRC more than one year consecutively, including without limitation, directors, supervisors and other senior management staffs of our PRC subsidiaries, who have been granted share options or shares under our existing share incentive plan, are subject to the New Stock Option Rules.  We completed the application with local SAFE in Heilongjiang on December 16, 2013, obtaining a registration in respect of our 2009 Stock Option/Stock Issuance Plan in accordance with the New Stock Option Rules and are in the process of applying relevant registration for our 2020 Stock Option/Stock Issuance Plan. If our PRC subsidiaries or their qualified employees fail to comply with these regulations, including the New Stock Option Rules, they may be subject to fines or other legal sanctions imposed by SAFE or other Chinese government authorities. In that case, our ability to compensate our employees, directors, supervisors and other senior management staffs through equity compensations may be hindered and our business operations may be adversely affected.

Under the PRC EIT Law, we and/or Favor Sea (BVI) may be classified as a "resident enterprise" of the PRC. Such classification could result in tax consequences to us, our non-PRC resident shareholders and Favor Sea (BVI).

On March 16, 2007, the National People's Congress approved and promulgated the PRC Enterprise Income Tax Law ("EIT Law"), which took effect on January 1, 2008. Under the EIT Law, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with "de facto management bodies" within China is considered a "resident enterprise," and subject to the uniform 25% enterprise income tax rate on global income. The implementing rules of the EIT Law define "de facto management bodies" as a managing body that in practice exercises "substantial and overall management and control over the production and operations, personnel, accounting, and properties" of the enterprise; however, due to the short history of the EIT Law and lack of applicable legal precedents, it remains unclear whether the PRC tax authorities would deem our managing body as being located within China, or whether we or our non-PRC subsidiaries would be deemed as resident enterprises of the PRC.

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

Certain processes utilized in the production of modified plastics result in toxic by-products. To date, the Chinese government has imposed only limited regulation on the production of these by-products, and enforcement of the regulations has been sparse. Recently, however, there is a substantial increase in focus on the Chinese environment, which has inspired considerable new regulation. Because we plan to export plastics to the U.S. and Europe in coming years, we have developed certain safeguards in our manufacturing processes to assure compliance with the environmental protection standard ISO/TS16949 Quality Assurance Standard, the European Union's RoHS Standards and Germany's PAHs Standards. Furthermore, have applied for the U.S.'s UL Safety Certification, ISO14001 Environmental Management System Certification and OHSAS18001 Occupational Health Management System Certification This compliance regimen brings us into compliance with all Chinese environmental regulations. Additional regulation, however, could increase our cost of doing business, which would impair our profitability.

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

On December 7, 2018, the SEC and the PCAOB issued a joint statement highlighting continued challenges faced by the U.S. regulators in their oversight of financial statement audits of U.S.-listed companies with significant operations outside United States, especially in China. On April 21, 2020, the SEC and the PCAOB issued another joint statement highlighting the significant disclosure, financial reporting and other risks associated with emerging market investments, including the PCAOB’s continued inability to inspect audit work papers in China. These joint statements reflect a heightened interest in an issue that has vexed U.S. regulators in recent years. However, it remains unclear what further actions the SEC and the PCAOB will take to address the problem and its impact on Chinese companies listed in the United States.

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

In June 2019, a bipartisan group of lawmakers introduced bills in both houses of the U.S. Congress, and passed requiring the SEC to maintain a list of issuers for which the PCAOB is not able to inspect or investigate an auditor report issued by a foreign public accounting firm. The proposed Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges (EQUITABLE) Act prescribes increased disclosure requirements for these issuers and, beginning in 2025, the delisting from U.S. national securities exchanges of issuers included on the SEC’s list for three consecutive years. On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act, which in effect would prohibit securities of any registrant from being listed on any of the U.S. securities exchanges or traded “over-the-counter” if registrant’s financial statements have, for a period of three years, been audited by an accounting firm branch or office that is not subject to PCAOB inspection. Enactment of any of such legislations or other efforts to increase U.S. regulatory access to audit information could cause investor uncertainty for affected issuers, including us, and the stock price could be adversely affected. There is uncertainty as to whether and when these bills or legislations will be enacted in the proposed form, or at all.

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

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”) and the Exchange Act of 1934, as amended (the “Exchange Act”). Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Since substantially all of our operations and business takes place in China, it may be more difficult for the Staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosure. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of the CSRC, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise scrutinized by any local regulator.

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

Prior to our listing on the US stock exchange, we were a private company with all business operations within China. Our accounting and reporting system was designed to satisfy local statutory requirements and internal management needs. Since we became a public company, our business has grown significantly over the years. Management concluded that our internal controls over financial reporting were ineffective as of December 31, 2019, due to one material weakness which relates to the lack of sufficient accounting and financial reporting personnel to formalize certain key controls over the financial reporting process and report financial information based on US GAAP and SEC reporting requirements.

Our management is committed to strengthening our internal controls and complying with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"). Since 2014, when we were required to comply with SOX 404, our efforts to improve our internal control over financial reporting include:  (1) our accounting staff obtained external training of U.S. GAAP and SEC reporting by qualified entities, (2) having hired two third-party SOX 404 compliance consultants to help us improve our internal control system, (3) continuing to seek senior qualified people with requisite expertise and knowledge to help improve our internal control procedures, (4) having adopted internal policies and approval and supervision procedures governing financial reporting, (5) having adopted procedures to evaluate and assess performance of directors, officers and employees of the Company, and (6) continuing to hold internal meetings, discussions and seminars periodically to review and improve our internal control procedures.

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

We may be subject to or be liable for U.S. taxes, interest and penalties.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the "Act"), which significantly changed U.S. tax law. The Act lowered the Company's U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a tax on deemed repatriation of deferred foreign income. The Act also created a new minimum tax on certain future foreign earnings.

The Company recorded a charge of approximately $71.0 million for the tax on deemed repatriation to the United States based on accumulated earnings in the Company’s consolidated statement of comprehensive income for the year ended December 31, 2017. As of December 31, 2018, the Company finalized the calculations and tax positions used in the analysis of the impact of the Tax Act in consideration of proposed regulations and other guidance issued during 2018, and no adjustment was made to the provisional amount. The charge for deemed repatriation was payable by the Company over an eight-year period commencing April 2018.

As of December 31, 2019, for U.S. federal income tax purposes, the Company owed U.S. federal income taxes of US$428,523 other than the above repatriation tax. There can be no assurance that the Internal Revenue Service (“IRS”) will not assess additional U.S. federal income taxes, interest and penalties on us.

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

As of December 31, 2019, HLJ Xinda Group operated three separate factories located at 9 Qinling Road (the "Qinling Road Factory"), 9 North Dalian Road (the "Dalian Road Factory") and 9 Jiangnan First Road (the "Jiangnan Road Factory"), respectively.  HLJ Xinda Group owns the titles to the land and premises of the Qinling Road Factory.  HLJ Xinda Group leases the land and premises of the Dalian Road Factory from Harbin Xinda High-Tech Co., Ltd (“Xinda High-Tech”). HLJ Xinda Group is in the process of acquiring the titles to the land and premises at Jiangnan Road Factory. The Company expects the title transfer to be completed by the end of third quarter of 2021. HLJ Xinda Group's leases was renewed to be expired on December 31, 2020. If we are unable to renew our lease on acceptable terms in due course or acquire the titles to the land and premises at Jiangnan Road Factory or if our lease is terminated by the lessor unilaterally for the Dalian Road Factory:

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

Particularly, we may not be able to pass through raw material cost increases to our customers on a timely basis and reflect such increases in the price of our products. We purchase various plastic resins, which are derived from petroleum or natural gas, to produce our modified plastics products. Cost of raw materials made up a vast majority of our cost of revenues in 2019 and 2018. The market prices of plastic resins may fluctuate due to changes in supply and demand conditions in that industry. Any shortage in supply of or significant increase in demand for plastic resins and additives may result in higher market prices and thereby increase our cost of revenues, and we may not be able to pass on increases in the prices of raw materials to our customers. Under the terms of our distributor agreements, we will only be able to increase the sales prices for our products if the cost of our raw materials increases by more than 5% on a cumulative basis. As a result, we may not be able to adjust our selling prices in a timely manner, and our inability to increase the selling prices of our products sold during the period in which the cumulative increases of the cost of our raw materials is less than 5% may reduce our profitability. Furthermore, other adverse developments such as increased competition may not allow us to pass through cost increases to our distributors at all. Any of the foregoing could have a material adverse effect on our margins, results of operations and financial condition. When expanding into new regions, we have taken and may continue to take marketing initiatives from time to time to offer sales incentives, including discounts, to increase market share. Such initiatives and measures have put and may continue to put pressure on our margins.

Our assets are primarily located in China. So any dividends or proceeds from liquidation are subject to the approval of the relevant Chinese government agencies, and you may face difficulties in protecting your interests.

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

In addition, we conduct substantially all of our business operations in China, and substantially all of our directors and senior management are based in China. The SEC, U.S. Department of Justice and other authorities often have substantial difficulties in bringing and enforcing actions against non-U.S. companies and non-U.S. persons, including company directors and officers, in certain emerging markets, including China. Additionally, our public shareholders may have limited rights and few practical remedies in emerging markets where we operate, as shareholder claims that are common in the United States, including class action securities law and fraud claims, generally are difficult or impossible to pursue as a matter of law or practicality in many emerging markets, including China.

As a result of all of the above, our public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a company operated in the United States.

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

On February 16, 2017, the Board received a preliminary nonbinding proposal letter from Mr. Han, the Chairman and Chief Executive Officer, XD. Engineering Plastics Company Limited, a company incorporated in the British Virgin Islands and wholly owned by Mr. Han, and MSPEA Modified Plastics Holding Limited, an affiliate of Morgan Stanley Private Equity Asia III, Inc. (collectively, the "Buyer Consortium"), to acquire all of the outstanding shares of common stock of the Company not already beneficially owned by the Buyer Consortium in a "going-private" transaction for US$5.21 per share of common stock of the Company in cash. The proposal letter states that the Buyer Consortium expects that the Board will appoint a special committee of independent directors to consider the proposal and make a recommendation to the Board. The proposal letter also states that the Buyer Consortium will not move forward with the proposed Transaction unless it is approved by such a special committee, and the proposed transaction will be subject to a nonwaivable condition requiring approval by majority shareholder vote of shareholders other than the Buyer Consortium members. A special committee was previously established by the Board; however, the proposed transaction did not proceed.

On May 8, 2020, the Board received a preliminary nonbinding proposal letter from Mr. Han, the Chairman and Chief Executive Officer, XD. Engineering Plastics Company Limited (together with Mr. Han, the “Buyer Group”), a company incorporated in the British Virgin Islands and wholly owned by Mr. Han, proposing to acquire all of the outstanding shares of common stock of the Company not already beneficially owned by the Buyer Group in a “going-private” transaction for US$1.1 per share of common stock of the Company in cash, subject to certain conditions. The proposal letter states that the Buyer Group expects that the Board will appoint a special committee of independent and disinterested directors to consider the proposal and make a recommendation to the Board. As of the date of the proposal letter, the Buyer Group beneficially owns the Shares representing approximately 70% of the voting power and approximately 50.1% of the share capital of the Company. On May 15, 2020, the Board has established a special committee (the “Special Committee”), consisting of the following independent directors of the Company: Mr. Linyuan Zhai, Mr. Huiyi Chen and Mr. Guanbao Huang, with Mr. Huiyi Chen serving as chairperson of the Special Committee. The Special Committee will be responsible for evaluating, negotiating and recommending to the Board any proposals involving a strategic transaction by the Company with one or more third parties. On May 15, 2020, the Special Committee has retained Duff & Phelps, LLC as its financial advisor and Hogan Lovells as its legal counsel to assist it in its review and evaluation of the proposed transaction.

There can be no assurance that any definitive offer will be made, that any agreement will be executed or that a transaction with the Buyer Group or any other transaction will be approved or consummated. The process of consummating the proposed transaction or any other significant strategic transaction involving our company could cause disruptions in our business and divert our management's attention and other resources from day-to-day operations, which could have an adverse effect on our business, results of operations and financial condition. Additionally, current and prospective employees and members of management could become uncertain about their future roles with us in the event the Transaction is completed. This uncertainty could adversely affect our ability to retain and hire employees and members of management.

Recent international trade tensions could materially and adversely affect our business, financial condition, and results of operations.

Economic conditions in China are sensitive to global economic conditions. The global financial markets have experienced significant disruptions in the past, including the recent international trade disputes and tariff actions announced by the United States, the PRC and certain other countries. The U.S. administration has imposed significant amount of tariffs on Chinese goods, and the PRC government has imposed tariffs on certain goods manufactured in the United States. There is no assurance that the list of goods impacted by additional tariffs will not be expanded or the tariffs will not be increased materially. It is difficult to predict how PRC or U.S. government policy, in particular, the outbreak of a trade war between the PRC and the United States and the imposition in 2018 of additional tariffs on bilateral imports, may continue to impact the PRC. If the list of goods is further expanded or the tariff is further increased, the volume of China-U.S. import and export trade would drop significantly, which will lead to deterioration in economic conditions of both countries and decrease of business and official activities between both countries. If any new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. government takes retaliatory trade actions due to the recent U.S.-China trade tension, such changes could negatively affect the demand for our products, which may in turn have an adverse effect our business, financial condition and results of operations.

We face risks related to health epidemics, natural disasters and other calamities.

Our business could be adversely affected by the effects of health epidemics and natural disasters. In recent years, there have been breakouts of epidemics in China and globally. Our business operations could be disrupted if any of our employees is suspected of having the novel coronavirus, H1N1 flu, avian flu or another epidemic, which would require our employees to be quarantined and/or the facilities used for our operations to be disinfected, and may cause the suspension of manufacturing of our products. In addition, our results of operations could be adversely affected to the extent that such outbreak harms the Chinese economy in general and the automotive industry in particular. The recent outbreak of coronavirus (COVID-19) has endangered the health of many people residing in China and significantly disrupted travel and business activities, and economic conditions in China. These events could also significantly impact our industry and cause a temporary shutdown of the facilities we use for our operations, which would have a material adverse effect on our business, financial condition and results of operations.

We are also vulnerable to natural disasters and other calamities. We cannot assure you that our infrastructure will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may disrupt our research and development and manufacturer processes, disrupt our business operations, and have a material adverse effect on our business, financial condition and results of operations.

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

The two lands on which our owned facility in Sichuan are located measures 287,503 square meters (3,094,657 square feet) and 23,859 square meters (256,816 square feet), respectively. The land use rights were issued to Sichuan Xinda by the City of Nanchong and will expire in 2065 and 2085, respectively.

The land on which our owned facility in Dubai is located measures 52,530 square meters (565,428 square feet) issued to Dubai Xinda by Department of Planning & Development, Ports, Customs & Free Zone, Government of Dubai.

On May 9, 2011, Harbin Xinda, a subsidiary of China XD, entered into a purchase agreement with Harbin Shengtong Engineering Plastics Co. Ltd. ("Harbin Shengtong") as amended on June 1, 2011. The legal representative of Harbin Shengtong is a former employee of Harbin Xinda. Pursuant to the purchase agreement, Harbin Xinda will purchase from Harbin Shengtong land use rights and a plant consisting of five workshops, a building and certain ancillary facilities (the "Project"). Harbin Shengtong is responsible to complete the construction of the plant and workshops according to Harbin Xinda's specifications. Once the Project is fully completed and accepted by Harbin Xinda, Harbin Shengtong shall transfer titles of the Project to Harbin Xinda. During the year ended December 31, 2014, the Project was completed. The total cost for the Project was RMB501.5 million. The titles of the five workshops are expected to transfer to the Company by the end of the third quarter of 2021.

Since 2013, the HLJ Xinda Group had approximately 390,000 metric tons of annual production capacity across 88 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems.  In July 2017, the HLJ Xinda Group launched a new industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics, which we expect to be completed by the end of the second quarter of 2020. The reason for such delay is due to additional time for equipment’s installation and test.  In 2019, HLJ Xinda Group started another two equipment projects totaling 155,000 MT in Qinling Road Factory (“Qinling Road Project”) and Jiangnan Road Factory (“Jiangnan Road Project”) for equipment upgrade and overhaul progress, which is expected be completed by the end of the third quarter of 2020 Also included is an industrial project for 300,000 metric tons of biological composite materials, an industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory, all of which we expect to be completed by the end of 2023.

In December 2013, we broke ground on the construction site of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total domestic installed production capacity to 690,000 metric tons with the addition of 70 new production lines upon the completion of the construction of our fourth production plant. Sichuan Xinda has been supplying to its customers since 2013, mainly backed by production capacity in our Harbin production plant in its inception. We installed 50 production lines in the second half of 2016 in our Sichuan plant with production capacity of 216,000 metric tons during the year of 2017 and an additional 10 production lines in July 2018, bringing the total capacity to 259,200 metric tons. As of December 31, 2019, there is still construction ongoing on the site of our Sichuan plant which is expected to be completed by the end of the fourth quarter of 2020. The reason for such delay is due to additional time for equipment’s installation and test and building decoration.

In order to develop potential overseas markets, Dubai Xinda obtained one leased property and two purchased properties, approximately 52,530 square meters in total, including one leased property of 10,000 square meters, and two purchased two properties of 20,206 and 22,324 square meters on January 25, 2015, June 28, 2016 and September 21, 2016, respectively, from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE, with constructed building comprising warehouses, offices and service blocks. In addition to the earlier 10 trial production lines in Dubai Xinda, we completed installing 45 production lines with 11,250 metric tons of annual production capacity by the end of November 2018. As of December 31, 2019, an additional 30 production lines with 7,500 metric tons of annual production capacity mainly targeted for ABS products, were still in the progress of redesigning upgrading and further equipment testing. The Company estimates 22 production lines will be put into production in the fourth quarter of 2021, 8 production lines will be put into production in the second quarter of 2022, and will then increase the total production capacity in Dubai Xinda to 21,250 metric tons, targeting high-end products for the overseas market.

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

Our facilities have been certified under the following international qualifications criteria: ISO9001: 2000 quality management system certification and ISO/TS16949: 2002 international auto parts industry quality systems certification. The Chinese government has designated HLJ Xinda Group as a National Torch Project and a National Spark Plan Project, and has given HLJ Xinda Group the "Most Valuable High Tech in China" award. HLJ Xinda Group is an executive member of the Council of the Chinese Automobile Parts Association, a member of the Chinese Modified Plastics Professional Committee, a member of the Chinese Plastics Engineering Committee and Heilongjiang Province Postdoctoral Workstation.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to November 27, 2009, our common stock was quoted on the OTC Bulletin Board ("OTCBB") under the symbol "CXDC". On November 27, 2009, we terminated our listing on OTCBB and listed our common stock on NASDAQ Global Market under the same symbol.

Number of Holders

As of May 25, 2020, there were 611 record holders of our common stock.

Issuer Direct Corporation is the registrar and transfer agent for our common stock. Its address is 1981 Murray Holladay Road, Suite 100, Salt Lake City, UT 84117 USA, telephone: (801) 272-9294.

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

Stockholder Return Performance Graph

The following Performance Graph and related information shall not be deemed "soliciting material" or deemed to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent that we specifically incorporate such information by reference into such filing.

The following graph compares the change in cumulative total stockholders' return on our common stock with (a) NASDAQ Composite Index and (b) Russell Small Cap Completeness Index, for each year from December 31, 2014 through December 31, 2019. The graph assumes an initial investment of $100 at the closing price on December 31, 2013 and assumes all dividends (if any) were reinvested. The figures for the chart and graph set forth below have been calculated based on the closing prices on the last trading day on the NASDAQ Global Market for each period indicated.

Adjusted Closing Stock Price Cumulative Change

	12/31/2019	12/31/2018	12/31/2017	12/31/2016	12/31/2015	12/31/2014
China XD Plastics Co. Ltd.	$33	$33	$87	$76	$84	$100
Nasdaq Composite Index	$189	$159	$165	$129	$120	$100
Russell Small Cap Completeness Index	$144	$121	$142	$116	$101	$100

*$100 invested on 12/31/2014 in stock or index, including reinvestment of dividends. Data points are the last day of each fiscal year for the Company's common stock and December 31 of each year for indexes.

Recent Sale of Unregistered Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.   SELECTED FINANCIAL DATA

The tables below set forth selected historical financial information of the Company that has been derived from the audited financial statements as of December 31, 2015, 2016, 2017, 2018 and 2019, and for the last five years in the period ended December 31, 2019. The selected historical financial data should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere in this Form 10-K.

	2019	2018	2017	2016	2015
	(in millions, except number of shares and per share amounts)
Revenues	$1,448.2	$1,274.8	$1,290.4	$1,201.7	$999.2
Net income	$3.1	$68.3	$31.6	$101.6	$83.7
Earnings per share
- basic	$0.05	$1.03	$0.48	$1.54	$1.27
- diluted	$0.05	$1.03	$0.48	$1.54	$1.27
Shares used in computing earnings per share

- basic	55,200,896	50,290,425	49,598,609	49,418,188	49,225,566
- diluted	55,200,896	50,290,425	49,598,609	49,419,197	49,229,460
Total cash, cash equivalents, restricted cash and time deposits	228.4	367.0	608.1	456.4	408.4
Total assets	2,635.9	2,753.5	2,544.1	2,126.5	1,752.0
Long term bank loans	322.5	111.8	114.2	249.5	107.5
Notes payable	—	—	—	—	145.6
Total liabilities	1,799.5	1,907.0	1,733.7	1,394.7	1,076.4
Redeemable Series D Convertible Preferred Stock	—	97.6	97.6	97.6	97.6
Total stockholders’ equities	836.4	748.9	712.8	634.3	578.0

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section titled “Selected Consolidated Financial and Other Data” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

General

China XD is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China, and to a lesser extent, in Dubai, UAE. Through our wholly-owned operating subsidiaries in China and UAE, we develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 633 certifications from manufacturers in the automobile industry as of December 31, 2019. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province.  Our Research and Development (the "R&D") team consists of 131 professionals and 6 consultants. As a result of the integration of our academic and technological expertise, we have a portfolio of 509 patents, 32 of which we have obtained the patent rights and the remaining 477 of which we have applications pending in China as of December 31, 2019.

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

The Company's products are primarily used in the production of exterior and interior trim and functional components of 31 automobile brands and 111 automobile models manufactured in China, including Audi, Mercedes Benz, BMW, Toyota, Buick, Chevrolet, Mazda, Volvo, Ford, Citroen, Jinbei, VW Passat, Golf, Jetta, etc.  Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing plants in Harbin, Heilongjiang in the PRC. Prior to December 2012, we had approximately 255,000 metric tons of annual production capacity across 58 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems.   In December 2012, we further expanded our third production base in Harbin with additional 135,000 metric tons of annual production capacity, bringing total installed production capacity in our three production bases to 390,000 metric tons with additional 30 new production lines. In July 2017, our Harbin campus launched a new industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics. As a result, our production capacity in Harbin, Heilongjiang was downgraded to 290,000 MT. In 2019, our Harbin campus started two equipment projects in Qinling Road Factory (“Qinling Road Project”) and Jiangnan Road Factory (“Jiangnan Road Project”) for equipment upgrade and overhaul progress, which further downgraded our production capacity to 135,000 MT. The industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics was expected to be completed by the end of second quarter of 2020, Qinling Road Project and Jiangnan Road Project was expected to be completed by the end of the third quarter of 2020, thus bringing the production capacity in Harbin Campus back to 390,000 MT. Also, in July 2017, HLJ Xinda Group started an industrial project for 300,000 metric tons of biological composite materials, an industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory. This project with four workshops was formally broken ground in December 2019. The Company expects the gradual trial out by the end of 2022 and put into production by the end of 2023.

In December 2013, we broke ground on the construction of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, which we expect will bring total domestic installed production capacity to 590,000 metric tons with the addition of 70 new production lines upon the completion of the construction of our fourth production plant. Sichuan Xinda has been supplying to its customers since 2013. We installed 50 production lines in the second half of 2016 in our Sichuan plant with production capacity of 216,000 metric tons during the year of 2017 and an additional 10 production lines in July 2018, bringing the total capacity to 259,200 metric tons. As of December 31, 2019, there is still construction ongoing on the site of our Sichuan plant which is expected to be completed by the end of the fourth quarter of 2020.

In order to develop potential overseas markets, Dubai Xinda obtained one leased property and two purchased properties, approximately 52,530 square meters in total, including one leased 10,000 square meters, and two purchased 20,206 and 22,324 square meters on January 25, 2015, June 28, 2016 and September 21, 2016, respectively, from Jebel Ali Free Zone Authority ("JAFZA") in Dubai, UAE, with constructed building comprising warehouses, offices and service blocks. In addition to the earlier 10 trial production lines in Dubai Xinda, the Company completed installing 45 production lines with 11,250 metric tons of annual production capacity by the end of November 2018, and an additional 30 production lines with 7,500 metric tons of annual production capacity. The Company estimates 22 production lines will be put into production in the fourth quarter of 2021, 8 production lines will be put into production in the second quarter of 2022, bringing total installed production capacity in Dubai Xinda to 21,250 metric tons, targeting high-end products for the overseas market.

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

No impairment on our long-lived assets was recognized in 2019 and 2018.

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

Valuation of Inventories

Our inventories are stated at the lower of cost or net realizable value (NRV). We routinely evaluate quantities and value of our inventories in light of current market conditions and market trends, and record a write-down against the cost of inventories for net realizable value below cost. Expected demand and anticipated sales price are the key factors affecting our inventory valuation analysis. For purposes of our inventory valuation analysis, we develop expected demand and anticipated sales prices primarily based on sales orders as well as industry trends and individual customer analysis. We also consider sales and sales orders after each reporting period-end but before the issuance of our financial statements to assess the accuracy of our inventory valuation estimates. Historically, actual demand and sales price have generally been consistent with or greater than expected demand and anticipated sales price used for purposes of our inventory valuation analysis. The evaluation also takes into consideration new product development schedules, the effect that new products might have on the sale of existing products, product obsolescence, customer concentrations, product merchantability and other factors. Market conditions are subject to change and actual consumption of inventories could differ from forecasted demand. Our products have a long life cycle and obsolescence has not historically been a significant factor in the valuation of inventories. We have not experienced any material inventory write-downs before.

Income Tax Uncertainties and Realization of Deferred Income Tax Assets

Our income tax provision, deferred income tax assets and deferred income tax liabilities are recognized and measured primarily based on actual and expected future income, PRC statutory income tax rates, PRC tax regulations and tax planning strategies.

Significant judgment is required in interpreting tax regulations in the PRC, evaluating uncertain tax positions, and assessing the realizability of deferred income tax assets. Actual results could differ materially from those judgments, and changes in judgments could materially affect our consolidated financial statements. As of December 31, 2019 and 2018, we had total gross deferred income tax assets of US$14,313,575 and US$10,559,911, respectively. We record a valuation allowance to reduce our deferred income tax assets if, based on the weight of available evidence, we believe expected future taxable income is not likely to support the use of a deduction or credit in that jurisdiction. We evaluate the level of our valuation allowances quarterly, and more frequently if actual operating results differ significantly from forecasted results. As of December 31, 2019 and 2018, our valuation allowance against deferred income tax assets was US$14,313,575 and US$10,559,911, respectively.

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

We estimated the fair value of our share options using the Black-Scholes Option Pricing model. The model incorporates subjective assumptions. The expected volatility was based on implied volatilities from traded options and historical volatility of the Company's common stock. The risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. There is no expected dividend yield, as the Company has not paid dividend and does not anticipate paying dividend over the term of the grants.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASC 842"). The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to those currently recorded, on the Company’s consolidated balance sheets. Presentation of leases within the consolidated statements of comprehensive income (loss) and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. The Company has adopted this ASU on January 1, 2019 using a modified retrospective approach. This adoption approach resulted in a balance sheet presentation that was not be comparable to the prior period in the first year of adoption. Additionally, the Company used the package of practical expedients that allowed the Company to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company also elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The following table summarizes the effect on the consolidated balance sheets as a result of adopting ASC842.

	December 31,	Effect of	January 1,
	2018	Adoption	2019
	US$	US$	US$
Land use rights, net	29,796,795	(29,796,795)	—
Operating lease right-of-use assets, net	—	45,872,008	45,872,008
Accrued expenses and other liabilities	(126,926,898)	752,795	(126,174,103)
Operating lease liabilities, current	—	(2,086,529)	(2,086,529)
Operating lease liabilities, non-current	—	(14,741,479)	(14,741,479)

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses for financial assets. In October 2019, the FASB issued ASU 2019-10, which amended the effective dates that were originally required by ASU 2016-13 for certain entities. The Company determined it was eligible as a smaller reporting company (SRC) under the SEC’s definition based on an its most recent SRC determination as of November 15, 2019 in accordance with SEC regulations and will adopt ASU 2016-13 on January 1, 2023. The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. The Company will adopt the standard on January 1, 2020, and does not expect the adoption of this standard to have a material impact on its financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12). The new guidance simplifies the accounting for income taxes by removing certain exceptions related to the approach for intraperiod tax allocation, the recognition of deferred tax liabilities for outside basis differences and the methodology for calculating income taxes in an interim period. It also simplifies other aspects of accounting for income taxes. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2019-12 on its consolidated financial statements.

The following table sets forth statements of comprehensive income (loss) data for the years ended December 31, 2019 and 2018 in millions of US$:

	For the Years Ended December 31,
	2019			2018
			Change
	Amount	%	%	Amount	%
	(US$ in millions, except the percentage)
Revenues	1,448.2	100%	13.6%	1,274.8	100%
Cost of revenues	(1,228.8)	(84.9)%	16.5%	(1,055.2)	(82.8)%
Gross profit	219.4	15.1%	(0.1)%	219.6	17.2%
Total operating expenses	(150.0)	(10.4)%	39.4%	(107.6)	(8.4)%
Operating income	69.4	4.8%	(38.0)%	112.0	8.8%
Income before income taxes	17.1	1.2%	(77.5)%	76.0	6.0%
Income tax expense	(14.0)	(1.0)%	81.8%	(7.7)	(0.6)%
Net income	3.1	0.2%	(95.5)%	68.3	5.4%

Revenues

Revenues increased by 13.6%, or US$173.4 million, in 2019 as compared to 2018. This was due to the combined result of: (i) an increase of 45.9% in the average RMB selling price of our products, partially offset by (ii) the decrease of 18.8% in the sales volume; and (iii) a depreciation of RMB against US dollars by 6.0%, as compared with those of last year.

(1) Domestic market

For the year ended December 31, 2019, revenue from domestic market increased by 10.1% or US$127.2 million, as a result of  (i) an increase of 43.6% in the average RMB selling price of our products; and partially offset by (ii) a decrease of 20.0% in sales volume; and (iii) a depreciation of RMB against US dollars by 6.0% as compared with those of last year.

According to the China Association of Automobile Manufacturers, automobile production and sales in China decreased by 7.5% and 8.2%, respectively, for twelve months of 2019 as compared to the same period of 2018. The weakening in macroeconomic conditions since summer of 2018 continued to exacerbate automobile business environment, but thanks to our positive efforts to expand our marketing areas and customer bases and to meet their new requirements, the Company has achieved sales growth of 30.2% in Northeast China, 22.0% in South China, 18.0% in Central China, and 9.0% in North China, partially offset by the sales decrease of 6.4% in East China and 2.4% in Southwest China.

As for the RMB selling price, the increase of 43.6% was mainly due to: (i) increased sales of new categories of higher-end products of PA66 and PA6 produced with high-priced raw materials with higher selling price in domestic market; and (ii) sales of high-priced semi-finished goods in domestic market during the year ended December 31, 2019.

(2) Overseas market

Overseas sales were US$61.2 million in the year ended December 31, 2019 as compared to US$15.0 million in prior year.

After a successful trial production at our production base in Dubai in November 2018, the Company has established business relationships with new customers in UAE and India, and shipped products to the end users in Europe and Southeast Asia.

We have experienced a delay in cash collection from a major customer in UAE. As of December 31, 2019, we provided an allowance of US$62.8 million for the overdue accounts receivable from the major customer in UAE, as the customer failed to make payments under the agreed extended repayment plan.

The following table summarizes the breakdown of revenues by categories for the periods indicated.

	Revenues For the Years Ended December 31,
	2019		2018		Change	Change
	Amount	%	Amount	%	Amount	%
	(US$ in millions, except the percentage)
Modified Polyamide 66 (PA66)	427.0	29.5%	316.6	24.8%	110.4	34.9%
Modified Polyamide 6 (PA6)	338.3	23.4%	243.9	19.1%	94.4	38.7%
Plastic Alloy	245.3	16.9%	324.7	25.6%	(79.4)	(24.5)%
Modified Polypropylene (PP)	126.5	8.7%	223.4	17.5%	(96.9)	(43.4)%
Modified Acrylonitrile butadiene styrene (ABS)	50.1	3.5%	32.2	2.5%	17.9	55.6%
Polyoxymethylenes (POM)	6.9	0.5%	10.6	0.8%	(3.7)	(34.9)%
Polyphenylene Oxide (PPO)	32.4	2.2%	17.1	1.3%	15.3	89.5%
Modified Polylactic acid (PLA)	65.1	4.5%	94.5	7.4%	(29.4)	(31.1)%
Polyethylene (PE)	11.5	0.8%	11.0	0.9%	0.5	4.5%
Semi-finished goods	144.4	10.0%	—	—	144.4	N/A
Raw Materials	0.7	0.0%	0.8	0.1%	(0.1)	(12.5)%
Total Revenues	1,448.2	100.0%	1,274.8	100.0%	173.4	13.6%

The following table summarizes the breakdown of metric tons (MT) by product mix for the periods indicated:

	Sales Volume For the Years Ended December 31,
	2019		2018		Change	Change
	MT	%	MT	%	MT	%
	(in MTs, except percentage)
Modified Polyamide 66 (PA66)	72,196	20.0%	77,883	17.6%	(5,687)	(7.3)%
Modified Polyamide 6 (PA6)	64,004	17.8%	78,829	17.8%	(14,825)	(18.8)%
Plastic Alloy	71,268	19.8%	104,199	23.5%	(32,931)	(31.6)%
Modified Polypropylene (PP)	87,343	24.2%	143,343	32.4%	(56,000)	(39.1)%
Modified Acrylonitrile butadiene styrene (ABS)	23,997	6.7%	15,105	3.4%	8,892	58.9%
Polyoxymethylenes (POM)	2,042	0.6%	3,155	0.7%	(1,113)	(35.3)%
Polyphenylene Oxide (PPO)	6,455	1.8%	2,815	0.6%	3,640	129.3%
Modified Polylactic acid (PLA)	6,209	1.7%	9,936	2.2%	(3,727)	(37.5)%
Polyethylene (PE)	10,459	2.9%	8,178	1.8%	2,281	27.9%
Semi-finished goods	16,099	4.5%	—	—	16,099	N/A
Total Sales Volume	360,072	100.0%	443,443	100.0%	(83,371)	(18.8)%

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

The Company also sold semi-finished goods with discounted price in domestic markets during the year ended December 31, 2019 in order to accelerate inventory turnover and replenish operating funds.

Gross Profit and Gross Margin

	For the Years Ended December 31,
			Change
(in millions, except percentage)	2019	2018	Amount	%
Gross Profit	$219.4	$219.6	$(0.2)	(0.1)%
Gross Margin	15.1%	17.2%		(2.1)%

Gross profit was US$219.4 million in 2019, as compared to US$219.6 million in 2018. Our gross margin decreased to 15.1% during 2019 from 17.2% in 2018, primarily due to the adoption of discounted-priced strategy on sales of semi-finished goods in domestic market in order to accelerate inventory turnover and replenish operating funds for the year ended December 31, 2019.

General and Administrative Expenses

	For the Years Ended December 31,
			Change
(in millions, except percentage)	2019	2018	Amount	%
General and Administrative Expenses	$35.4	$37.0	$(1.6)	(4.3)%
as a percentage of revenues	2.4%	2.9%		(0.5)%

General and administrative (G&A) expenses were US$35.4 million in 2019 compared to US$37.0 million in 2018, representing a decrease of 4.3%, or US$1.6 million. The decrease was primarily due to our approach to optimize management structure and enhancing efficiency, and partially offset by the increase of professional fee.

On a percentage basis, G&A expenses in 2019 were 2.4%, compared to 2.9% of the same period of 2018.

Provision for Doubtful Accounts

	For the Years Ended December 31,
			Change
(in millions, except percentage)	2019	2018	Amount	%
Provision for Doubtful Accounts	$62.8	$—	$62.8	N/A
as a percentage of revenues	4.3%	—		4.3%

Provision for doubtful accounts was US$62.8 million in 2019 compared to nil in 2018. As of December 31, 2019, our main UAE customer had US$62.8 million of overdue accounts receivable and the customer failed to make payments under the agreed extended repayment plan. Based on its assessment of the collectability of the amounts due from the customer, the Company provided an allowance for doubtful accounts of US$62.8 million for the year ended December 31, 2019.

Research and Development Expenses

	For the Years Ended December 31,
			Change
(in millions, except percentage)	2019	2018	Amount	%
Research and Development Expenses	$50.3	$60.6	$(10.3)	(17.0)%
as a percentage of revenues	3.5%	4.8%		(1.3)%

Research and development expenses were US$50.3 million in 2019 compared with US$60.6 million in 2018, representing a decrease of US$10.3 million, or 17.0%. This decrease was due to (i) a decrease of US$6.5 million in raw materials consumption, (ii) a decrease of US$3.6 million in salary and welfare for R&D personnel, and (iii) a decrease of US$0.2 million in depreciation.

As of December 31, 2019, the number of ongoing research and development projects was 357. We expect to complete and commence to realize economic benefits from approximately 25% of the projects in the near term. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.

Operating Income

Total operating income was US$69.4 million in 2019 compared to US$112.0 million in 2018, representing a decrease of 38.0% or US$42.6 million. The decrease in 2019 was primarily due to the provision for doubtful accounts of $62.8 million made for a UAE customer, the slightly lower gross profit for the year ended December 31, 2019, and partially offset by the lower selling expenses, G&A expenses and R&D expenses.

Interest Income (Expenses)

	For the Years Ended December 31
			Change
(in millions, except percentage)	2019	2018	Amount	%
Interest Income	$1.4	$4.0	$(2.6)	(65.0)%
Interest Expenses	(67.2)	(51.0)	(16.2)	31.8%
Net Interest Expenses	(65.8)	(47.0)	(18.8)	40.0%
as a percentage of revenues	4.5%	3.7%		0.8%

Net interest expense was US$65.8 million in 2019, compared to net interest expense of US$47.0 million in 2018, representing an increase of 40.0% or US$18.8 million, primarily due to  (i) the increase of the average short-term and long-term loan balance in the amount of US$912.8 million for the year ended December 31, 2019, compared to US$861.0 million of the same period in 2018; (ii) the increase of the average loan interest rate of 5.5% for the year ended December 31, 2019 compared to 4.6% of the same period in 2018; (iii) the decrease of interest income resulting from the average interest rate decreased to 0.6% for the year ended December 31, 2019 compared to 0.9% of the same period in 2018, and (iv) the decrease of average deposit balance in the amount of US$222.1 million for the year ended December 31, 2019 compared to US$449.5 million for the same period in 2018.

Foreign Currency Exchange Gains

	For the Years Ended December 31,
			Change
(in millions, except percentage)	2019	2018	Amount	%
Foreign currency exchange gains	$2.9	$5.7	$(2.8)	(49.1)%
as a percentage of revenues	0.2%	0.4%		(0.2)%

Foreign currency exchange gains were US$2.9 million in 2019, compared to US$5.7 in the same period of 2018, which was due to the fluctuation of the exchange rate of RMB again US Dollar.

Income Taxes

	For the Years Ended December 31,
			Change
(in millions, except percentage)	2019	2018	Amount	%
Income before Income Taxes	$17.1	$76.0	$(58.9)	(77.5)%
Income tax expense	(14.0)	(7.7)	(6.3)	81.8%
Effective income tax rate	82.1%	10.1%		72.0%

The effective income tax rate in 2019 and 2018 was 82.1% and 10.1%, respectively.

The increase of effective income tax rate in 2019 was primarily due to the increased operating loss in Dubai Xinda. The effective income tax rate for the year ended December 31, 2019 differs from the PRC statutory income tax rate of 25% primarily due to the continuous operating loss occurred in overseas subsidiaries such as Dubai Xinda and Xinda Holding (HK), and partially offset by the R&D expenses additional deduction of the major PRC operating entities, the reversal of the unrecognized tax benefits accrued in 2013, and Sichuan Xinda’s preferential income tax rate.

Our PRC and Dubai subsidiaries had US$226.5 million of cash and cash equivalents and restricted cash as of December 31, 2019, which are planned to be indefinitely reinvested in PRC and Dubai. The distributions from our PRC and Dubai subsidiaries are subject to the U.S. federal income tax at 21%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries. In addition, due to our policy of indefinitely reinvesting our earnings in Dubai, UAE, we have not provided for deferred income tax liabilities related to Dubai Xinda in Dubai, UAE, on undistributed earnings.

Net Income

As a result of the above factors, we had a net income of US$3.1 million in 2019, as compared to US$68.3 million in 2018.

Selected Balance Sheet Data as of December 31, 2019 and 2018:

	December 31,
	2019	2018	Change
(in millions, except percentage)			Amount	%
Cash and cash equivalents	17.2	41.3	(24.1)	(58.4)%
Restricted cash	211.2	325.7	(114.5)	(35.2)%
Accounts receivable, net of allowance for doubtful accounts	222.1	294.7	(72.6)	(24.6)%
Inventories	642.5	620.0	22.5	3.6%
Prepaid expenses and other current assets	171.8	132.2	39.6	30.0%
Property, plant and equipment, net	830.3	775.9	54.4	7.0%
Land use rights, net	—	29.8	(29.8)	(100.0)%
Long-term prepayments to equipment and construction suppliers	495.6	530.6	(35.0)	(6.6)%
Operating right of use assets, net	44.1	—	44.1	N/A
Other non-current assets	1.0	3.2	(2.2)	(68.8)%
Total assets	2,635.9	2,753.5	(117.6)	(4.3)%
Short-term bank loans, including current portion of long-term bank loans	680.2	729.7	(49.5)	(6.8)%
Bills payable	400.7	618.2	(217.5)	(35.2)%
Accounts payable	57.5	85.0	(27.5)	(32.4)%
Amounts due to related parties	26.3	18.4	7.9	42.9%
Income taxes payable, including noncurrent portion	109.7	99.2	10.5	10.6%
Accrued expenses and other current liabilities	86.6	126.9	(40.3)	(31.8)%
Long-term bank loans, excluding current portion	322.5	111.8	210.7	188.5%
Deferred income	92.6	99.6	(7.0)	(7.0)%
Operating lease liabilities, non-current	14.4	—	14.4	N/A
Redeemable Series D convertible preferred stock	—	97.6	(97.6)	(100.0)%
Stockholders' equity	836.4	748.9	87.5	11.7%

Stockholders' equity as of December 31, 2019 increased by 11.7% as compared to that of December 31, 2018 primarily due to the conversion of Series D Preferred Stock into common stock on September 26, 2019. Cash, cash equivalents and restricted cash decreased by 37.8% or US$138.6 million due to the operating cash outflows. Inventories increased by 3.6% as a result of more purchases of the raw materials for the upcoming orders. Accounts receivable decreased by 24.6% mainly due to the provision of doubtful accounts of US$62.8 million for a UAE customer as a result of estimated probable collection issue. Prepaid expenses and other current assets increased by 30.0% or US$39.6 million primarily because (i) advances to suppliers for purchasing raw materials increased by US$61.9 million; (ii) value added taxes receivables increased by US$1.5 million, partially offset by (iii) other prepaid expenses decreased by US$10.8 million, which mainly included prepaid miscellaneous service fee, staff advance and interest receivable, and (iv) consideration for sales of Shanghai Sales decreased by US$7.3 million. Property, plant and equipment increased by 7.0% as the equipment for upgrading existing 100,000 metric tons of engineering plastics facilities was partially delivered in 2019. The aggregate short-term and long-term bank loans increased by 19.2% due to using the line of credits to support operating and investing activities in HLJ Xinda Group and Sichuan Xinda. We define the manageable debt level as the sum of aggregate short-term and long-term loans over total assets.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production lines. We have financed these requirements primarily from cash generated from operations, bank borrowings and the issuance of our convertible preferred stocks and debt financings. As of December 31, 2019 and 2018, we had US$228.4 million and US$367.0 million, respectively, in the total amount of cash, cash equivalents and restricted cash, which were primarily deposited with banks in China (including Hong Kong and Macau SAR), UAE and U.S. As of December 31, 2019, we had US$680.2 million outstanding short-term bank loans (including the current portion of long-term bank loans), including US$407.8 million unsecured loan and US$64.5 million loans secured by accounts receivable, US$14.3 million loans secured by restricted cash, US$5.7 million loans secured by inventories, US$128.0 syndicated loans, and US$59.9 million long-term bank loans that due in one year. We also had US$322.5 million long-term loans (excluding the current portion), including US$1.3 million loans secured by an undated security cheque, and US$321.2 million unsecured loans. Short-term and long-term bank loans in total bear a weighted average interest rate of 5.1% per annum and do not contain any renewal terms. We have historically been able to make repayments when due.

A summary of lines of credit and the remaining line of credits as of as of December 31, 2019 is as below:

(in millions)	December 31, 2019
	Lines of Credit, Obtained			Remaining Available
Name of Financial Institution	Date of Approval	RMB	USD	USD
Bank of China	July 28, 2017	194.9	28.1	—
Bank of Longjiang, Heilongjiang	October 14, 2019	1,020.1	146.2	—
Industrial and Commercial Bank of China	March 19, 2019	694.0	99.5	—
Agricultural Bank of China	September 11, 2019	400.0	57.3	—
Postal Savings Bank of China	October 21, 2019	100.0	14.3	—
Sichuan Tianfu Bank	April 17, 2019	50.0	7.2	—
Nanchong Shuntou Development Group Co., Ltd.	January 30, 2018	250.0	35.8	—
Industrial and Commercial Bank of China (Macau) Limited	December 18, 2019	893.1	128.0	—
Nanchong Rural Commercial Bank	January 31, 2019	250.0	35.8	—
Bank of Inner Mongolia	November 7, 2019	40.0	5.7	—
Harbin Rural Commercial Bank	January 31, 2019	350.0	50.2	—
Jianxin Financial Asset Investment Co., Ltd.	March 29, 2019	500.0	71.7	—
National Bank of Umm Al Qaiwain	December 26, 2018	3.0	0.4	—
Subtotal (credit term<=1 year)		4,745.1	680.2	—
Bank of Longjiang, Heilongjiang	June 17, 2019	2,090.4	299.7	—
National Bank of Umm Al Qaiwain	December 26, 2018	9.1	1.3	—
Nanchong Shuntou Development Group Co., Ltd	January 30, 2018	150.0	21.5	—
Subtotal (credit term>1 year)		2,249.5	322.5	—
Total		6,994.6	1,002.7	—

As of December 31, 2019, we have contractual obligations to pay (i) lease commitments in the amount of US$27.7 million, including US$1.4 million due in one year; (ii) equipment acquisition and facility construction in the amount of US$307.1 million; (iii) long-term bank loan in the amount of US$458.6 million (including principals and interests).

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

The following table sets forth a summary of our cash flows for years ended December 31, 2019 and 2018.

	For the Years Ended December 31,
(in millions US$)	2019	2018
Net cash (used in) provided by operating activities	(189.9)	61.4
Net cash used in investing activities	(130.1)	(1.7)
Net cash provided by financing activities	185.9	2.2
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(4.5)	(15.0)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(138.6)	46.9
Cash, cash equivalents, and restricted cash at the beginning of period	367.0	320.1
Cash, cash equivalents, and restricted cash at the end of period	228.4	367.0

Operating Activities

Net cash used in operating activities was US$189.9 million for the year ended December 31, 2019, as compared to US$61.4 million provided by operating activities for the year ended December 31, 2018, due to (i) the increase of approximately US$424.1 million in operating payments, including raw material purchases, rental and personnel costs; (ii) the increase of US$21.0 million interest payments, (iii) the decrease of US$3.8 million interest income and partially offset by (iv) the increase of approximately US$186.0 million in cash collected from our customers for the year ended December 31, 2019, (v) the decrease of US$7.5 million income tax payments, (vi) the increase of US$2.5 million received from government grant, and (vii) the decrease of US$1.6 million option contract loss.

Investing Activities

Net cash used in the investing activities was US$130.1 million for the year ended December 31, 2019 compared to US$1.7 million for the same period of last year, mainly due to (i) the decrease of US$540.0 million proceeds from maturity of time deposits, (ii) the decrease of US$104.8 million refund of prepayment for property and equipment purchase, (iii) the decrease of US$15.3 million refund of deposits for acquisition of equity, (iv) the decrease of US$9.3 million government grant, (v) the decrease of US$0.4 million proceeds from disposal of equipment, partially offset by (vi) the decrease of US$275.1 million purchase of property, plant and equipment, (vii) the decrease of US$255.5 million purchase of time deposits, (viii) the increase of US$7.3 million net proceeds from sales of a subsidiary and (ix) the decrease of US$3.5 million deposits for acquisition of equity.

Financing Activities

Net cash provided by financing activities was US$185.9 million for the year ended December 31, 2019, as compared to US$2.2 million for the same period of last year, primarily as a result of (i) the increase of US$991.0 million from bank borrowings, (ii) the increase of US$62.7 million interest-free advances from related parties, partially offset by (iii) the increase of US$793.3 million repayments of bank borrowings, (iv) the increase of US$72.3 million repayments of interest-free advances to related parties and (v) the increase of US$4.4 million of payments of issuance cost for syndicated loans.

As of December 31, 2019, our cash, cash equivalents and restricted cash balance was US$228.4 million, compared to US$367.0 million at December 31, 2018.

Days Sales Outstanding ("DSO") has decreased from 84 days for the year ended December 31, 2018 to 72 days for the year ended December 31, 2019 as a result of cash collection of overdue accounts receivable from an overseas customer in ROK in 2019.

It takes shorter to collect from our customers. We believe that our DSO is still below industry average. Industry Standard Customer and Supplier Payment Terms (days) as below:

	Year ended December 31, 2019	Year ended December 31, 2018
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Purchase Credit Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days

Inventory turnover days increased from 178 days for the year ended December 31, 2018 to 185 days for the year ended December 31, 2019.

Turnover days of payables have decreased from 53 days for the year ended December 31, 2018 to 21 days for the year ended December 31, 2019.

Based on past performance and current expectations, we believe that our current cash and cash equivalents and anticipated cash flows from operating activities will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations for at least the next 12 months.

The majority of the Company's revenues and expenses were denominated primarily in Renminbi ("RMB"), the currency of the People's Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable.  Inflation has not had a material impact on the Company's business.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of December 31, 2019 are as follows:

Contractual obligations	Total	Payment due less than 1 year	1 – 3 years	3-5 years	More than 5 years
Commitments for purchase of equipments and construction in progress (2)(3)(4)(5)	307,111,861	284,467,075	22,644,786	—	—
Long-term bank loans (1)	458,577,127	98,746,902	105,644,787	118,511,468	135,673,970
Operating leases	27,651,673	1,386,090	2,817,506	2,868,955	20,579,122
Total	793,340,661	384,600,067	131,107,079	121,380,423	156,253,092

(1) Includes interest of US$76.2 million accrued at the interest rate under the loan agreements. For borrowings with a floating rate, the most recent rate as of December 31, 2019 was applied.

(2) Sichuan plant construction and equipment purchase.

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion in property, plant and equipment and approximately RMB0.6 billion in working capital, for the construction of Sichuan plant. As of December 31, 2019, the Company has a remaining commitment of RMB54.8 million (equivalent to US$7.9 million) mainly for facility construction.

In September 2016, Sichuan Xinda entered into equipment purchase contracts with Harbin Hailezi Science and Technology Co., Ltd. ("Hailezi") for a consideration of RMB17.0 million (equivalent to US$2.4 million) to purchase storage facility and testing equipment. Afterward, Sichuan Xinda cancelled two contracts with Hailezi for a consideration of RMB1.6 million (equivalent to US$0.2 million). As of December 31, 2019, Sichuan Xinda has a remaining commitment of RMB9.4 million (equivalent to US$1.3 million).

On October 20, 2016, Sichuan Xinda entered into an equipment purchase agreement purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of RMB89.8 million (equivalent to US$12.9 million) to purchase certain production and testing equipment. As of December 31, 2019, the Company has a commitment of RMB55.9 million (equivalent to US$8.0 million).

On November 15, 2016 and February 20, 2017, Sichuan Xinda entered into decoration contracts with Beijin Construction to perform indoor and outdoor decoration work for a consideration of RMB240.5 million (equivalent to US$34.5 million). On June 10, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform ground decoration work for a consideration of RMB23.8 million (equivalent to US$3.4 million). As of December 31, 2019, the Company has a remaining commitment of RMB142.9 million (equivalent to US$20.5 million).

Pursuant to the Nanchong Project mentioned in Note 7 (i), Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB2,242.8 million (equivalent to US$321.5 million) to purchase production equipment and testing equipment in March 2017. By the end of June 2017, Sichuan Xinda was about to launch a system including MES, SAP, ERP and CRM which caused the equipment of original contracts with Hailezi cannot meet the production requirement. Thus the original contracts have been partially terminated with the uncancelled contract amount to be RMB19.9 million (equivalent to US$2.9 million). As of December 31, 2019, Sichuan Xinda has a remaining commitment of RMB1.9 million (equivalent to US$0.3 million).

In connection with the Nanchong Project, on June 21, 2018, Sichuan Xinda entered into another equipment purchase contracts with Hailezi to purchase production equipment and testing equipment for a consideration of RMB1.9 billion (equivalent to US$272.4 million). Pursuant to the contracts with Hailezi, Sichuan Xinda has a remaining commitment of RMB190.0 million (equivalent to US$27.3 million) as of December 31, 2019.

(3)  Heilongjiang plant construction and equipment purchase

In connection with the equipment purchase contracts with Hailezi signed On September 26, 2016 and February 28, 2017 and September 25, 2019 to purchase storage facility and other equipment mentioned in Note 7 (i), HLJ Xinda Group has a remaining commitment of RMB77.5 million (equivalent to US$11.1 million) as of December 31, 2019.

In connection with the "HLJ Project" mentioned in Note 7 (i), pursuant to the three investment agreements, the project total capital expenditure will be RMB4,015.0 million (equivalent to be US$575.5 million), among which the investment in fixed assets shall be no less than RMB3,295.0 million (equivalent to US$472.3 million) in total. Pursuant to the contracts with Hailezi signed in November 2017 and 2019 for 100,000 metric tons of engineering plastics located in Harbin mentioned in Note 7 (i), HLJ Xinda Group has a remaining commitment of RMB37.8 million (equivalent to US$5.4 million) as of December 31, 2019.

In connection with the HLJ project, on June 25, 2018 and July 12, 2018, HLJ Xinda Group entered into two equipment purchase contracts with Hailezi to purchase production equipment, which will be used for 300,000 metrics tons of biological based composite material, located in Harbin, for a consideration of RMB1,906.8 million (equivalent to US$273.3 million). Pursuant to the contracts with Hailezi, HLJ Xinda Group has a remaining commitment of RMB1,366.8 million (equivalent to US$195.9 million) as of December 31, 2019.

In connection with the equipment purchase contracts with Hailezi for Qinling Road Project and Jiangnan Road Project mentioned in Note 7 (i), the Company has remaining commitments of RMB32.4 million (equivalent to US$4.6 million) and RMB142.7 million (equivalent to US$20.5 million) for Qinling Road Project and Jiangnan Road Project respectively.

(4)  Dubai equipment purchase

On May 31, 2019, Dubai Xinda entered into an equipment purchase contract with Peaceful for a total consideration of US$18.8 million. As of December 31, 2019, the Company has a remaining commitment of US$3.7 million.

(5)   Xinda CI (Beijing) office building decoration

On March 30, 2017, Xinda CI (Beijing) Investment Holding Co., Ltd. ("Xinda Beijing Investment") entered into a decoration contract with Beijing Fangyuan Decoration Engineering Co.,Ltd. for a total consideration of RMB5.8 million (equivalent to US$0.8 million) to decorate office building. As of December 31, 2019, the Company has a remaining commitment of RMB3.8 million (equivalent to US$0.5 million).

On June 9, 2017, Xinda CI (Beijing) entered into a decoration contract with Beijing Zhonghongwufang Stone Co., Ltd for a total consideration of RMB1.2 million (equivalent to US$0.2 million) to decorate office building. As of December 31, 2019, the Company has a remaining commitment of RMB0.6 million (equivalent to US$0.1 million).

Off-Balance Sheet Arrangements

On December 25, 2018, HLJ Xinda Group, Sichuan Xinda and Mr. Jie Han provided guarantee to Shanghai Sales obtaining a one-year loan of RMB500.0 million (equivalent to US$71.7) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.09% from December 25, 2018 to December 24, 2019. On December 24, 2019, the loan was extended October 23, 2020. If Shanghai Sales does not repay the above loan when due, HLJ Xinda Group, Sichuan Xinda and Mr. Jie Han shall be obliged to repay the RMB500.0 million loan. The loan was subsequently repaid early by Shanghai Sales in April 2020.

On April 15, 2019, Sichuan Xinda provided guarantee to Shanghai Sales obtaining a one-year loan of RMB800.0 million (equivalent to US$114.7 million) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.09% from April 15, 2019 to April 14, 2020. If Shanghai Sales does not repay the above loan when due, Sichuan Xinda shall be obliged to repay the RMB800.0 million loan. The loan was subsequently repaid by Shanghai Sales in April 2020.

On December 3, 2019, HLJ Xinda Group provided guarantee to Heilongjiang Xinda Macromolecule Composite Materials Company Limited (“Macromolecule Composite Materials”) obtaining a one-year loan of RMB612.2 million (equivalent to US$87.8 million) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.25%. If Macromolecule Composite Materials does not repay the above loan when due, HLJ Xinda Group shall be obliged to repay the RMB612.2 million loan. The loan was subsequently repaid early by Shanghai Sales in April 2020.

In the event of Shanghai Sales and Macromolecule Composite Materials defaults on the loans, the Company’s material loss contingency would be RMB1,951.0 million (equivalent to US$279.7 million), including estimated interest expenses of RMB38.8 million (equivalent to US$5.6 million) as of December 31, 2019. As the Company estimated that the potential material loss contingency was not probable, no accrual for a loss contingency was recognized for the year ended December 31, 2019.

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

A hypothetical 1.0% increase in the annual interest rate for all of our credit facilities under which we had outstanding borrowings as of December 31, 2019 would decrease income before income taxes by approximately US$10.0 million for the year ended December 31, 2019. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

Majority of our revenues are collected in and our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the US$1.00 until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the People's Bank of China allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. The People's Bank of China allowed the RMB and U.S. dollar exchange rate to fluctuate within 1% on April 16, 2012 and 2% on March 17, 2014 respectively. On December 31, 2019, the RMB traded at 6.9762 RMB to 1.00 U.S. dollar.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our assessment, the Chief Executive Officer and the Chief Financial Officer determined that, as of December 31, 2019, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Notwithstanding management's assessment that our internal control over financial reporting was ineffective as of December 31, 2019 due to the material weakness described below under Management's Annual Report on Internal Control Over Financial Reporting, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

(a) Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on a framework established in Internal Control- Integrated Framework (2013) issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO) as of December 31, 2019. Based on such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of December 31, 2019 was ineffective. This assessment identified one material weakness related to lack of sufficient accounting and financial reporting personnel to formalize certain key controls over the financial reporting process and report financial reporting information based on generally accepted accounting principles and SEC reporting requirements.

Our internal control over financial reporting is not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report.

Changes in Internal Control Over Financial Reporting

During the twelve months ended December 31, 2019, our efforts to improve our internal controls over financial reporting included (1) hiring additional qualified financial staff; (2) adopting procedures to evaluate and assess performance of directors, officers and employees of the Company, (3) internal meetings, discussions, trainings and seminars periodically to review and improve our internal control procedures. We plan to improve on the above-referenced weakness by the end of the fiscal year ending December 31, 2020.

Other than the foregoing, there has been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our current directors and executive officers are as follows:

Name(4)	Age	Title	Date of Initial Appointment
Jie Han	54	Chief Executive Officer and Chairman of the Board of Directors	December 31, 2008
Taylor Zhang	41	Chief Financial Officer and Director	May 14, 2009
Linyuan Zhai (1)(2)(3)	70	Independent Director	May 14, 2009
Huiyi Chen (1)(3)	60	Independent Director	January 2, 2020
Guanbao Huang (1)(2)	57	Independent Director	January 2, 2020
Qingwei Ma	45	Chief Operating Officer and Chief Technology Officer	December 31, 2008

(1)  Serves as a member of the Audit Committee.

(2)  Serves as a member of the Compensation Committee.

(3)  Serves as a member of the Nominating Committee.

(4) On March 6, 2019, Mr. Joseph Chow resigned from the Board of Directors, and Mr. Xin Li was appointed by the Board as a director of the Company. On April 23, 2019, Mr. Jun Xu resigned from the Board of Directors, and Ryan Law was appointed by the stockholder holding all of the issued and outstanding series D junior convertible preferred stock to serve as a director of the Company. As a result of the mandatory conversion (by reason of the terms of the Series D Preferred Stock) on September 26, 2019, the term of office of Series D Director nominees on the Board, namely Homer Sun and Ryan Law, was automatically terminated. On January 1, 2020, Xin Li, Feng Li, and Qingwei Ma resigned from the Board of Directors. Huiyi Chen and Guanbao Huang were appointed by the Board as directors of the Company, effective from January 2, 2020.

Jie Han. Mr. Han co-founded Harbin Xinda Macromolecule Material Co., Ltd. ("Harbin Xinda"), the Company's wholly owned subsidiary, has been employed by Harbin Xinda since 2004. In January 2008, Mr. Han was appointed Chairman and Chief Executive Officer of Harbin Xinda. Prior to organizing Xinda High-Tech Co., Ltd ("Xinda High-Tech"), which was founded in 2003, Mr. Han had been associated with the Harbin Xinda Nylon Factory, which he founded in 1985. With 31 years of experiences in the industry, Mr. Han is an expert in the management and financial aspects of the manufacture and distribution of modified plastic products. Mr. Han contributes to our Board of Directors strong leadership and vision for the development of our Company. Based on the above-described expertise, background and experience, we believe that Mr. Han is qualified to serve as a member of our Board.

Mr. Han currently serves as an executive director of China Plastic Processing Industry Association and is also a director of the Heilongjiang Industry and Commerce Association. In addition, Mr. Han serves as a deputy to the Harbin Municipal People's Congress. Mr. Han received a business management degree from the Heilongjiang Provincial Party School.

Taylor Zhang. Mr. Zhang has over 15 years of experience in finance and operation in a broad range of industries. Mr. Zhang has been employed as a Chief Financial Officer of the Company since May 2009. From May 2008 to March 2009, Mr. Zhang served as Chief Financial Officer of Advanced Battery Technologies, Inc. From 2007 to 2008, he served as the Executive Vice President of Finance of China Natural Gas, Inc. From 2005 to 2007, Mr. Zhang worked as a research analyst in New York Private Equity. From 2000 to 2002, he was employed as Finance Manager by Datong Thermal Power Limited. Mr. Zhang contributes to our Board of Directors with extensive experience in finance and operations. He holds an MBA from University of Florida and a Bachelor's Degree in mechanical and electronic engineering from Beijing Technology and Business University. Based on the above-described expertise, background and experience, we believe that Mr. Zhang is qualified to serve as a member of our Board.

Linyuan Zhai. Mr. Zhai worked for China FAW Group Corporation for 37 years and has contributed to our Board of Directors with extensive experience in terms of technology, production, and business management. He is one of the pioneers and outstanding contributors of FAW Group's success. Since 2000, Mr. Zhai has served as general manager of FAW Sihuan Products Co., Ltd., an automobile manufacturing company. From August 1998 to December 2000, Mr. Zhai was the manufacturing section chief at FAW Sihuan Head Office. From August 1992 to August 1998, Mr. Zhai was the factory manager at FAW Sihuan Auto Warm Air Blower Factory. In 2000, as deputy general manager, Mr. Zhai successfully led the initial public offering of Four Ring Company, a subsidiary of FAW Group, a leader in the vehicle manufacturing industry based in China. Mr. Zhai received his business management degree from Changchun University. Based on the above-described expertise, background and experience, we believe that Mr. Zhai is qualified to serve as a member of our Board.

Huiyi Chen. Mr. Chen has extensive experience in financial management in the banking industry. He has held supervisory and management positions in the Industrial and Commercial Bank of China Limited, the People’s Bank of China, and the Bank of Communication, respectively. From 2000 to 2016, Mr. Chen served as a credit officer and vice president of the Heilongjiang Branch of the Bank of Communication. He was the president of the Harbin Branch of the Bank of Communication from 1999 to 2000. From 1986 to 1999, Mr. Chen worked in the People’s Bank of China and served as the deputy director for the Heilongjiang Branch and the Shenyang Branch, the vice president for the Qiqihar Center Branch, and the vice president and the president of the Fuyu County Branch. From 1984 to 1986, Mr. Chen served as the vice president for the Industrial and Commercial Bank of China’s Fuyu County Branch. Mr. Chen graduated from Heilongjiang Banking Professional School in 1983. Based on the above-described expertise, background and experience, we believe that Mr. Chen is qualified to serve as a member of our Board.

Guanbao Huang. Mr. Huang has been engaged in the teaching and research of polymer materials for more than twenty years. His research areas include polyester synthesis and modification, resin-based fiber reinforced materials, and cellulose processing. Mr. Huang has published more than 50 academic papers and co-authored or translated three books, and has been the associate professor of Beijing Institute of Fashion Technology since 1994. Mr. Huang’s project on “High Viscosity Polyester Chip” won the third prize of National Science and Technology Progress Award in 1993, and his project on “Disperse Dyes Atmospheric Pressure Dyeable Copolyether Ester (EDDP-1) and Fiber” won the second prize of Beijing Municipal Science and Technology Progress in 1999. In 1997, Mr. Huang received the first prize of the first Hong Kong Sang Ma Foundation Science and Technology Award. He currently served as the deputy chairman of Beijing Chaoyang District Committee, China Democratic National Construction Association, and the director for Liyang Huajing Polyester Green Catalyst Co., Ltd. and the director of Shaanxi Zhongxin Biodegradable Materials Co., Ltd. Based on the above-described expertise, background and experience, we believe that Mr. Huang is qualified to serve as a member of our Board.

Qingwei Ma. Mr. Ma has been employed as General Manager of Harbin Xinda since it was founded in 2004. In 2008, he was promoted to Chief Operating Officer and appointed to the Board of Directors. Prior to joining Harbin Xinda, Mr. Ma was employed for six years by Harbin Xinda Nylon Factory as Manager of Quality Assurance, then as Manager of Research and Development, and finally as Production Manager. In 1997, Mr. Ma was awarded a bachelor's degree by the Northern China Technology University, where he specialized in the chemical engineering of high polymers. Mr. Ma has 18 years of experiences in the modified plastics industry and contributes to our Board of Directors with such extensive experience. He also published two articles in China's key journals in the areas of modified plastic industry. In 2001, Mr. Ma was selected as "Harbin Quality Work Advanced Enterprise and Advanced Worker" and in 2004, he was awarded the Heilongjiang First Professional Manager Qualification Certificate. One of his inventions, "compound nano modified materials dedicated to the automobile bumper," won the "Science and Technology Progress Awards" issued by Harbin Municipality. Based on the above-described expertise, background and experience, we believe that Mr. Ma is qualified to serve as chief operating officer and chief technology oficer.

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

Each of the directors other than Jie Han and Taylor Zhang is independent (see "Director Independence" below), and the Board of Directors believes that the independent directors provide effective oversight of management. The Board of Directors has not designated a lead director.  Our independent directors call and plan their executive sessions collaboratively and, between Board of Directors meetings, communicate with management and one another directly.  In the circumstances, the directors believe that formalizing in a lead director functions in which they all participate might detract from rather than enhance performance of their responsibilities as directors.

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

Meetings of the Board of Directors

The Board of Directors held eight meetings during 2019. No director attended fewer than 75% of the meetings of the Board of Directors. No director attended less than 75% of any meeting of a committee of which the director was a member in fiscal year 2019.

Involvement in Certain Legal Proceedings

None of our directors and officers has been involved in any of the legal proceedings specified in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board of Directors

Our Board of Directors has an Audit Committee, a Nominating Committee, and a Compensation Committee. Our Board of Directors has determined that Linyuan Zhai, Huiyi Chen and Guanbao Huang, the members of these committees, are "independent" under the current independence standards of NASDAQ Marketplace Rule 5605(a)(2) and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. Our Board of Directors has also determined that these persons have no material relationships with us — either directly or as a partner, stockholder or officer of any entity — which could be inconsistent with a finding of their independence as members of our Board of Directors.

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

The Audit Committee held four meetings in 2019. The members of the Audit Committee during 2019 were Feng Li (resigned on January 1, 2020), Linyuan Zhai, Joseph Chow (resigned on March 6, 2019) and Xin Li (appointed on March 6, 2019 and resigned on January 1, 2020). Mr. Chow served as the Chairman of the Audit Committee since November 16, 2017 until his resignation on March 6, 2019. Following Mr. Chow’s resignation, Mr. Xin Li served as the Chairman of the Audit Committee from March 6, 2019 till his resignation on January 1, 2020, and Mr. Huiyi Chen has served as the Chairman of the Audit Committee since January 2, 2020. Currently, our Audit Committee consists of Huiyi Chen, Linyuan Zhai and Guanbao Huang. Each of the above-listed Audit Committee members were or are considered "independent" under the current independence standards of NASDAQ Marketplace Rule 5605(a)(2) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Exchange Act, as determined by the Board of Directors.

Our Board of Directors has determined that we have at least one audit committee financial expert, as defined in the Exchange Act, serving on our Audit Committee. Joseph Chow (resigned on March 6, 2019) and Xin Li (appointed on March 6, 2019 and resigned on January 1, 2020) were the "audit committee financial expert" and were independent members of our Board of Directors during the year ended December 31, 2019. Since January 2, 2020, Huiyi Chen has been determined by the Board as the “audit committee financial expert” and is an independent member of our Board of Directors.

AUDIT COMMITTEE REPORT

The Audit Committee has reviewed and discussed our consolidated financial statements for the fiscal year ended December 31, 2019, including significant accounting policies applied by the Company in its consolidated financial statements, as well as alternative treatments with management and the Company's independent registered public accounting firm.  The Committee has discussed with the independent registered public accounting firm all matters required by the standards of the Public Company Accounting Oversight Board (the "PCAOB"), including those described in Auditing Standard No. 16, Communications with Audit Committees.

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

Based on the Audit Committee's review of the matters noted above and its discussions with our independent registered public accounting firm and our management, the Audit Committee recommended to the Board of Directors that the financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Respectfully submitted by members of the Audit Committee:

Huiyi Chen, Chairman, from January 2, 2020

Linyuan Zhai

Guanbao Huang, from January 2, 2020

Nominating Committee

The Nominating Committee was established on May 26, 2009.  The purpose of the Nominating Committee is to assist the Board of Directors in identifying qualified individuals to become members of the Board of Directors, in making recommendations to the Board of Directors as to the independence of each director, in monitoring significant developments in the law and practice of corporate governance and of the duties and responsibilities of directors of public companies, and in leading the Board of Directors in any annual performance self-evaluation, including establishing criteria to be used in connection with such evaluation.  The Nominating Committee held four meetings during 2019.

The members of the Nominating Committee during 2019 were Joseph Chow (resigned on March 6, 2019), Xin Li (appointed on March 6, 2019 and resigned on January 1, 2020), Feng Li (resigned on January 1, 2020) and Linyuan Zhai. Mr. Zhai served as the Chairman of the Nominating Committee.  Currently, our Nominating Committee consists of Linyuan Zhai and Huiyi Chen. Each of the above-listed Nominating Committee members is considered "independent" under the current independence standards of NASDAQ Marketplace Rule 5605(a)(2) and meets the criteria for independence set forth in Rule 10A-3(b)(1) of the Exchange Act, as determined by the Board of Directors.

The Nominating Committee operates under a written charter. The Nominating Committee Charter can be found on our website at www.chinaxd.net and can be made available in print free of charge to any shareholder who requests it.

On September 28, 2011 the Company filed a Certificate of Designation with the Secretary of State of the State of Nevada (amended on January 24, 2014 and filed with the Secretary of State of the State of Nevada on January 27, 2014), which provides the holders of the Series D Preferred Stock with the right to elect up to two (2) directors to the Company’s Board of Directors on the terms and conditions set forth therein. On September 26, 2019, the Company amended the Certificate of Designation as a result of the mandatory conversion (by reason of the terms of the Series D Preferred Stock), and the term of office of Series D Director nominees on the Board, namely Homer Sun and Ryan Law, was automatically terminated. There have been no other changes to the procedures by which the stockholders of the Company may recommend nominees to the Board of Directors since the filing of the Company's Definitive Proxy Statement on November 19, 2009 for its Annual Meeting of Stockholders, which was held on December 1, 2009.  The Nominating Committee will consider director candidates recommended by any reasonable source, including current Board of Directors members, stockholders, professional search firms or other persons.  The directors will not evaluate candidates differently based on who has made the recommendation.  The Board of Directors does not have a formal policy on Board of Directors candidate qualifications.  The Board of Directors may consider those factors it deems appropriate in evaluating director nominees made either by the Board of Directors or stockholders, including judgment, skill, strength of character, experience with businesses and organizations comparable in size or scope to the Company, experience and skill relative to other Board of Directors members, and specialized knowledge or experience in business or financial matters as would make such nominee an asset to the Board of Directors and may, under certain circumstances, be required to be "independent," as such term is defined in the NASDAQ Marketplace Rules and applicable SEC regulations.  Depending upon the current needs of the Board of Directors, certain factors may be weighed more or less heavily.  In considering candidates for the Board of Directors, the directors evaluate the entirety of each candidate's credentials and do not have any specific minimum qualifications that must be met.

Security holders wishing to submit the name of a person as a potential nominee to the Board of Directors must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the Nominating Committee at the following address: Nominating Committee of the Board of Directors, c/o China XD Plastics Company Limited, 13620 38th Avenue, Suite 3A-1, Room 105, Flushing, New York 11354.  Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the Nominating Committee, and/or any other method the Nominating Committee deems appropriate, which may, but need not, include a questionnaire.  The Nominating Committee may solicit or receive information concerning potential nominees from any source it deems appropriate.  The Nominating Committee need not engage in an evaluation process unless (i) there is a vacancy on the Board of Directors, (ii) a director is not standing for re-election, or (iii) the Nominating Committee does not intend to recommend the nomination of a sitting director for re-election.  A potential director nominee recommended by a security holder will not be evaluated any differently than any other potential nominee.  Although it has not done so in the past, the Nominating Committee may retain search firms to assist in identifying suitable director candidates.

Compensation Committee

The Compensation Committee was established on May 26, 2009. The members of the Compensation Committee during 2019 were Feng Li (resigned on January 1, 2020), Homer Sun (until September 30, 2019) and Linyuan Zhai. Mr. Li served as the Chairman of the Compensation Committee. Currently, our Compensation Committee consists of Linyuan Zhai and Guanbao Huang. Each of these members was or is considered "independent" under the current independence standards of NASDAQ Marketplace Rule 5605(a)(2) and meets the criteria for independence set forth in Rule 10A-3(b)(1) of the Exchange Act, as determined by the Board of Directors.

The Compensation Committee operates under a written charter.  The Compensation Committee Charter can be found on our website at www.chinaxd.net and can be made available in print free of charge to any shareholder who requests it.

The Compensation Committee discharges the Board of Directors' responsibilities relating to compensation of the Company's executive officers and administers our 2009 Stock Option/Stock Issuance Plan, supplemented by "Stock Award Grant Supplemental Provisions" in July 2013 (collectively, the "2009 Plan") and the 2020 Stock Option/Stock Issuance Plan (the “2020 Plan”, which was adopted on January 10, 2020). The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all of the Company's officers and reviews general policy matters relating to compensation and benefits of the Company's employees. The Committee has overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the Company. The Compensation Committee held two meetings during 2019.

The Compensation Committee is composed solely of independent, non-employee directors. None of the members of the Compensation Committee have any relationships requiring disclosure by the Registrant under Item 404 of SEC Regulation S-K. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, an executive officer of which served as a director of the Company or member of the Compensation Committee during 2019.

Special Committee

In May 2020, our board of directors formed a Special Committee of independent directors consisting of Linyuan Zhai, Huiyi Chen and Mr. Guanbao Huang, with Huiyi Chen serving as chairperson of the Special Committee, in response to a preliminary non-binding proposal letter from the Buyer Group notifying our board of directors of their interest in acquiring all of our outstanding shares of common stock not already beneficially owned by them in a proposed going-private transaction. See “Item 1. Business—Our History.”

Code of Business Conduct

We have adopted a code of business conduct that applies to our directors, officers and employees. A written copy of the code can be found on our website at www.chinaxd.net and can be made available in print to any shareholder upon request at no charge by writing to our Secretary, c/o China XD Plastics Company Limited, 13620 38th Avenue, Suite 3A-1, Room 105, Flushing, New York 11354.  Our code of business conduct is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to the code.

Executive Sessions

Under NASDAQ Marketplace Rule 5605(b)(2), our independent directors are required to hold regular executive sessions. The chairperson of the executive session will rotate at each session so that each non-management director shall have an opportunity to serve as chairperson. Interested parties may communicate directly with the presiding director of the executive session or with the non-management directors as a group, by directing such written communication to Linyuan Zhai at c/o China XD Plastics Company Limited, 13620 38th Avenue, Suite 3A-1, Room 105, Flushing, New York 11354.

Process for Sending Communications to the Board of Directors

The Board of Directors maintains a process for stockholders to communicate with the Board of Directors.  Stockholders wishing to communicate with the Board of Directors or any individual director may send an email through our website at www.chinaxd.net or mail a communication addressed to the Secretary of the Company, c/o China XD Plastics Company Limited, 13620 38th Avenue, Suite 3A-1, Room 105, Flushing, New York 11354.  Any such communication must state the number of shares of common stock beneficially owned by the stockholder making the communication.  All of such communications will be forwarded to the full Board of Directors or to any individual director or directors to whom communication is directed unless the communication is clearly of a marketing nature or is inappropriate, in which case we have the authority to discard the communication or take appropriate legal action regarding the communication.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, requires the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Such persons also are required to furnish our company with copies of all Section 16(a) forms they file.  Based solely on our review of copies of such forms received by us, we believe that during the fiscal year 2019 all of the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following is a discussion and analysis of our named executive officer compensation program for the year ended December 31, 2019 detailing what we pay to our named executive officers and how our compensation objectives and policies help achieve our business objectives.

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

During the year ended December 31, 2019, the compensation packages for our executives mainly included cash compensation.  No bonuses or stock-based compensation were granted as performances were short of  annual goal of revenues and net income due to the weakening economic environment and industry declining trend.

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

During the year ended December 31, 2019 and 2018, the elements of compensation for our named executive officers include just cash salary and a discretionary bonuses.

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

In 2019, pursuant to the Company's 2010 Executive Compensation Program which sets forth cash and stock compensation of the Company's executives and directors, including the Company's named executive officers, the executive officers are entitled to receive compensation as follows:

Compensation for Mr. Jie Han, the Company's Chief Executive Officer: For fiscal year ended December 31, 2019, Mr. Han is entitled to a base salary of $43,003 (RMB 300,000) per month from January to December. In addition, Mr. Han did not receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year due to the company-wide performance was short of annual goal of revenues and net income due to the weakening economic environment and auto industry declining trend.

Compensation for Mr. Taylor Zhang, the Company's Chief Financial Officer:  For fiscal year ended December 31, 2019, Mr. Zhang is entitled to a monthly base salary of US$21,518. On August 8, 2015, Mr. Zhang received 20,440 non-vested shares, under our 2009 Stock Option/Stock Issuance Plan. The restricted shares shall were on the third anniversary of the grant date. In addition, Mr. Zhang did not receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year due to the company-wide performance was short of annual goal of revenues and net income due to the weakening economic environment and auto industry declining trend.

Compensation for Mr. Qingwei Ma, the Company's Chief Operating Officer:  For fiscal year ended December 31, 2019, Mr. Ma is entitled to a base salary of US$11,468 (RMB 80,000) per month from January to December. On August 7, 2015, Mr. Ma received 20,440 non-vested shares, under our 2009 Stock Option/Stock Issuance Plan. The restricted shares shall vest on the third anniversary of the grant date. In addition, Mr. Ma did not receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year due to the company-wide performance was short of annual goal of revenues and net income due to the weakening economic environment and auto industry declining trend.

2009 Stock Option / Stock Issuance Plan

On May 26, 2009, we adopted our 2009 Stock Option / Stock Issuance Plan, supplemented by "Stock Award Grant Supplemental Provisions" in July 2013 (the "2009 Plan"), under which 7,800,000 shares of common stock are reserved for issuance. The 2009 Plan provides for the grant of the following types of incentive awards: (i) stock options and (ii) stock issuances. Each of these is referred to individually as an "Award." Those who are eligible for Awards under the 2009 Plan include employees, directors and independent contractors who provide services to the Company and/or its affiliates.

The Board of Directors has reserved 7,800,000 shares of the common stock for issuance under the 2009 Plan. As of December 31, 2019, 4,349,376 stock awards and 1,170,500 options have been granted under the 2009 Plan. The 2009 Plan was terminated in accordance with its terms on May 26, 2019, after which we are not allowed to grant equity awards thereunder.

2020 Stock Option / Stock Issuance Plan

On January 10, 2020, we adopted our 2020 Stock Option / Stock Issuance Plan (the "2020 Plan"), under which 13,000,000 shares of common stock are reserved for issuance. The 2020 Plan provides for the grant of the following types of incentive awards: (i) stock options and (ii) stock issuances. Each of these is referred to individually as an "Award." Those who are eligible for Awards under the 2020 Plan include employees, directors and independent contractors who provide services to the Company and/or its affiliates.

Number of Shares of Common Stock Available Under the 2020 Plan

The Board of Directors has reserved 13,000,000 shares of the common stock for issuance under the 2020 Plan. Currently, approximately 45 employees and directors are eligible to participate in the 2020 Plan.

If the Company declares a dividend or other distribution or engages in a recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of shares or other securities of the Company, or other change in the corporate structure of the Company affecting the Company's common stock, the Board of Directors will adjust the number and class of shares that may be delivered under the 2020 Plan, the number, class, and price of shares covered by each outstanding Award, and the numerical per-person limits on Awards.

Shares of common stock subject to outstanding options shall be available for subsequent issuance under the 2020 Plan to the extent (1) the options expire or terminate for any reason prior to exercise in full or (2) the options are cancelled in accordance with the 2020 Plan. Unvested shares issued under the 2020 Plan and subsequently repurchased by the Company, at a price per share not greater than the option exercise or direct issue price paid per share, pursuant to the Company's repurchase rights under the 2020 Plan shall be added back to the number of shares of common stock reserved for issuance under the 2020 Plan and shall accordingly be available for reissuance through one or more subsequent option grants or direct stock issuances under the 2020 Plan.

Administration of the 2020 Plan

The Board of Directors administers the 2020 Plan. However, any or all administrative functions otherwise exercisable by the Board of Directors may be delegated to a committee of the Board of Directors (the "Committee"). Members of the Committee serve for such period of time as the Board of Directors may determine and shall be subject to removal by the Board of Directors at any time. The Board of Directors may also at any time terminate the functions of the Committee and reassume all powers and authority previously delegated to the Committee.  Subject to the terms of the 2020 Plan, the Board of Directors has the sole discretion to select the employees, independent contractors, and directors who will receive Awards, determine the terms and conditions of Awards, and to interpret the provisions of the 2020 Plan and outstanding Awards.

Options

The Board of Directors is able to grant nonqualified stock options and incentive stock options under the 2020 Plan. The Board of Directors determines the number of shares subject to each option. Incentive options may only be granted to employees.  The aggregate fair market value of the shares of common stock for which one or more options granted to any employee under the 2020 Plan may for the first time become exercisable as incentive options during one calendar year may not exceed $100,000.

The Board of Directors determines the exercise price of options granted under the 2020 Plan, provided the exercise price (i) of incentive stock options must be at least equal to the fair market value of the common stock on the date of grant and (ii) of non-statutory stock options must be at least equal to 85% of the fair market value of the common stock on the date of grant. In addition, the exercise price of an incentive stock option granted to any participant who owns more than 10% of the total voting power of all classes of the Company's outstanding stock must be at least 110% of the fair market value of the common stock on the grant date.

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

The administrator of the 2020 Plan shall have the discretion to grant options that are exercisable for unvested shares. Should the optionee's service cease while the shares issued upon the early exercise of the optionee's option are still unvested, the Company shall have the right to repurchase any or all of the unvested shares in accordance with the 2020 Plan.

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

The participant shall have full stockholder rights with respect to any shares of common stock issued to the participant under the 2020 Plan, whether or not the participant's interest in those shares is vested. Accordingly, the participant shall have the right to vote such shares and to receive any regular cash dividends paid on such shares.

Should the participant cease to remain in service while holding one or more unvested shares issued under the 2020 Plan or should the performance objectives not be attained with respect to one or more such unvested shares, then the Company has the right to repurchase the unvested shares at the lower of (a) the purchase price paid per share or by the participants (b) the fair market value per share on the date participant's service ceased or the performance objective was not attained. The terms upon which such repurchase right shall be exercisable shall be established by the Board of Directors and set forth in the document evidencing such repurchase right.

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

Transferability of Awards

Except as described below, Stock Option Awards granted under the 2020 Plan are generally not transferable, and all rights with respect to a Stock Option Award granted to a participant generally will be available during a participant's lifetime only to the participant. A participant may not transfer those rights except by will or by the laws of descent and distribution. Participant may transfer non-statutory stock options to family members, or one or more trusts or other entities for the benefit of or owned by family members or to a transferee's former spouse, consistent with applicable securities laws, provided that the participant receives no consideration for the transfer of an option and the transferred option shall continue to be subject to the same terms and conditions as were applicable to the option immediately before the transfer.

The Company has the right of first refusal with respect to any proposed disposition by an optionee or a participant of any shares of common stock issued under the 2020 Plan.  Such right of first refusal shall be exercisable and lapse in accordance with the terms established by the Board of Directors and set forth in the document evidencing such right.

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

Effective upon the consummation of the change of control, all outstanding options or stock issuances under the 2020 Plan will terminate and cease to remain outstanding, except to the extent assumed by the successor company or its parent.

 Amendment and Termination of the 2020 Plan

The Board of Directors has the authority to amend, alter, suspend or terminate the 2020 Plan, except that shareholder approval will be required for any amendment to the 2020 Plan to the extent required by any applicable laws. No amendment, alteration, suspension or termination of the 2020 Plan will impair the rights of any participant, unless mutually agreed otherwise between the participant and the Board of Directors and which agreement must be in writing and signed by the participant and the Company. The 2020 Plan will terminate on January 10, 2030, unless the Board of Directors terminates it earlier or it is extended by the Company with the approval of the shareholders.

Although there may be adverse accounting consequences to doing so, options may be granted and shares may be issued under the 2020 Plan which are in each instance in excess of the number of shares of common stock then available for issuance under the 2020 Plan, provided any excess shares actually issued under those programs shall be held in escrow until there is obtained stockholder approval of an amendment sufficiently increasing the number of shares of common stock available for issuance under the 2020 Plan. If such stockholder approval is not obtained within twelve months after the date the first such excess grants or issuances are made, then (1) any unexercised options granted on the basis of such excess shares shall terminate and (2) the Company shall promptly refund to the optionees and the participants the exercise or purchase price paid for any excess shares issued under the 2020 Plan and held in escrow, together with interest (at the applicable Short Term Federal Rate) for the period the shares were held in escrow, and such shares shall thereupon be automatically cancelled.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this filing on Form 10-K with management. Based on the Compensation Committee's review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for filing with the SEC.

Respectfully submitted by the members of the Compensation Committee:

Guanbao Huang, Chairman, from January 2, 2020 Linyuan Zhai

The following table is a summary of the compensation paid to our executive officers for the two years ended December 31, 2019 and 2018.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Jie Han,	2019	522,049		522,049
CEO	2018	544,300	—	544,300

Qingwei Ma,	2019	139,213		139,213
COO/CTO	2018	317,508	—	317,508

Taylor Zhang,	2019	221,908		221,908
CFO	2018	218,400	—	218,400

The Company granted no plan-based awards to our named executive officers for the year ended December 31, 2019. None of our named executive officers held outstanding equity awards as of December 31, 2019.

Options Exercised and Stock Vested

There was no stock option exercised by or vested for each of our named executive officers during two years ended December 31, 2019 and 2018.

Employment Agreements

All of our named executive officers have entered into employment agreements with the Company.

On December 31, 2011, Jie Han and China XD's subsidiary, HLJ Xinda Group, entered into an employment agreement and an employment memorandum, pursuant to which Mr. Han received a monthly salary of RMB250,000 (approximately US$35,836).  Also, Mr. Han will receive an annual bonus of RMB 3,000,000 (approximately US$430,003), which amount is subject to the Company's achievement of the corresponding year's performance goals.  The calculation of the annual performance-based salary is based on a method set forth in HLJ Xinda Group's compensation management policy. On January 1, 2017, Jie Han and HLJ Xinda Group extended the term of employment for additional five years beginning on January 1, 2017, pursuant to which Mr. Han was entitled to a monthly salary of RMB300,000 (equivalent to US$43,003). The employer and employee may reach consent and terminate Mr. Han's employment with HLJ Xinda Group, and HLJ Xinda Group may have the right to unilaterally terminate Mr. Han's employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice.

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

On December 31, 2011, Qingwei Ma and HLJ Xinda Group entered into an employment agreement and an employment memorandum, pursuant to which Mr. Ma received a monthly salary of RMB168,000 (approximately US$24,082).  Also, Mr. Ma will receive a performance based bonus of RMB2,016,000 (approximately US$288,983), which amounts are subject to the Company's achievement of the corresponding year's performance goals.  The calculation of the annual performance-based salary is based on a method set forth in the HLJ Xinda Group's compensation management policy.   On January 1, 2017, Qingwei Ma and HLJ Xinda Group extended the term of employment for additional five years beginning on January 1, 2017, pursuant to which Mr. Ma was entitled to a monthly salary of RMB175,000 (equivalent to US$25,085). The employer and employee  may reach consent to terminate Mr. Ma's employment with HLJ Xinda Group at any time and HLJ Xinda Group  has the right to unilaterally terminate Mr. Ma's employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice.

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

Director Compensation

On December 30, 2009, our Board of Directors approved 2010 Executive Compensation Program, which sets forth cash and stock compensation of the Company's executives and directors.  Under the 2010 Executive Compensation Program, the Company's employee directors receive no additional compensation for their services to the Company as directors, including the Chairman of the Board of Directors.  In addition, for fiscal year 2015, all non-employee directors who reside in China received an annual cash compensation of RMB60,000 (approximately $8,601) after the first 18 months of continuous directorship and RMB36,000 (approximately $5,160) during the initial 18 months directorship. In addition, each non-employee director other than the two directors appointed by the Series D Preferred Stockholder (until September 26, 2019) is entitled to an annual stock award equal to a number of shares of the Company's common stock valued at $50,000 for those who reside outside of China, RMB50,000 (approximately $7,167) for Mr. Linyuan Zhai, who resides in China, based on the market value of the common stock at the time of the stock award and such stock award shall vest six months after the grant date. Mr. Feng Li will be eligible for an annual stock award equal to a number of shares of the Company's common stock valued at RMB50,000 (approximately $7,167) after 18 months of continuous directorship. The Company also accrued and recorded the stock award for the service rendered during the year ended December 31, 2020 as share base compensation expense. The Company has repurchase rights on the unvested shares of the stock award. The Company did not issue this stock award the service rendered during the year ended December 31, 2019 and 2018, respectively.

Pursuant to the service agreement with Joseph Chow (resigned on March 6, 2019) dated November 16, 2017, Mr. Chow is entitled to receive an annual cash compensation of US$60,000 (US$5,000 per month) and without stock award.

Pursuant to the service agreement with Xin Li (appointed on March 6, 2019 and resigned on January 1, 2020) dated March 6, 2019, Mr. Li is entitled to receive an annual cash compensation of US$60,000 (US$5,000 per month) and without stock award.

Pursuant to the service agreement with Huiyi Chen (appointed on January 2, 2020) dated January 1, 2020, Mr. Chen is entitled to receive an annual cash compensation of US$60,000 (US$5,000 per month) and without stock award.

Pursuant to the service agreement with Guanbao Huang (appointed on January 2, 2020) dated January 1, 2020, Mr. Huang is entitled to receive an annual cash compensation of RMB120,000 (RMB10,000 per month) and without stock award.

 The following is a summary of the compensation paid to our non-employee directors for the year ended December 31, 2019. Our employee directors do not receive compensation for their services to the Company as directors.

DIRECTOR COMPENSATION

Name (1) (2)	Fees earned or paid in cash ($)	Total ($)
Joseph Chow (3)	10,521	10,521
Feng Li (4)	8,601	8,601
Linyuan Zhai	8,601	8,601
Xin Li (5)	49,479	49,479

(1)	Jie Han, Taylor Zhang and Qingwei Ma are not included in this table as they are our executive officers and thus received no compensation for their services as a director. For disclosure related to the compensation of Jie Han, Taylor Zhang and Qingwei Ma as an executive officer, see the "Summary Compensation Table" above.

(2)	Homer Sun, Jun Xu and Ryan Law are not included in this table as they receive no compensation for serving on our Board.

(3)	Joseph Chow resigned on March 6, 2019.
(4)	Feng Li resigned on January 1, 2020.
(5)	Xin Li was appointed on March 6, 2019 and resigned on January 1, 2020.

During the year ended December 31, 2019, no stock or option was awarded to the executive directors and non-employee directors.  And no non-vested shares existed for executive directors and non-employee directors as of December 31, 2019.

Service Agreements

On January 1, 2020, the Company entered into a Service Agreement with Huiyi Chen. Pursuant to the terms of the Service Agreement, the Company shall pay Mr. Chen a fee of US$5,000 per month (US$60,000 annually).

On January 1, 2020, the Company entered into a Service Agreement with Guanbao Huang. Pursuant to the terms of the Service Agreement, the Company shall pay Mr. Huang a fee of RMB10,000 per month (RMB120,000 annually).

On March 6, 2019, the Company entered into a Service Agreement with Xin Li who was appointed on March 6, 2019 and resigned on January 1, 2020.  Pursuant to the terms of the Service Agreement, the Company shall Mr. Li a fee of US$5,000 per month (US$60,000 annually).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The Company adopted the 2009 Stock Option / Stock Issuance Plan (the "2009 Plan") on May 26, 2009, which reserved 7,800,000 shares of common stock for issuance under the 2009 Plan. The 2009 Plan allows the Company to issue awards of stock options and stock issuances to directors, officers, employees and consultants of the Company, which may be subject to restrictions. The 2009 Plan was terminated in accordance with its terms on May 26, 2019.

The following table provides certain information with respect to the Company's equity compensation plan in effect as of December 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options and unvested shares (a)	Weighted-average exercise price of outstanding options and unvested options (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)

Equity compensation plan approved by security holders – 2009 Stock Option / Stock Issuance Plan	-	-	-
Total	-	-	-

The Company adopted the 2020 Stock Option / Stock Issuance Plan (the "2020 Plan") on January 10, 2020 under which 13,000,000 shares of common stock are reserved for issuance. On February 24, 2020, the Company's Board of Directors approved the grant of 4,000,000 shares of common stock to certain executive officers and employees as incentive stock grant upon meeting certain performance service target.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of May 25, 2020, with respect to the beneficial ownership of the outstanding share capital of our Company by (i) any holder of more than five percent (5%) of any class of our voting securities; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. We have based our calculation of the percentage of beneficial ownership on 66,948,841 shares of Common Stock outstanding and 1,000,000 shares of Series B Preferred Stock outstanding as of May 25, 2020.

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Jie Han	Series B Preferred Stock	1,000,000	(2)	100.0%
Jie Han	Common Stock	33,065,054	(2)	49.4%
Linyuan Zhai	Common Stock	10,879		*
XD. Engineering Plastics Company Limited	Common Stock	5,960,788	(2)	8.9%
XD. Engineering Plastics Company Limited	Series B Preferred Stock	1,000,000	(2)	100.0%
MSPEA Modified Plastics Holding Limited	Common Stock	16,000,000	(3)	23.9%
Total Ownership of Common Stock by All Directors and Executive Officers as a Group		33,075,933		49.4%

 *       Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our common stock.

**       Unless otherwise indicated, the address of each beneficial owner listed in the table is c/o China XD Plastics Company Limited, 13620 38th Avenue, Suite 3A-1, Room 105, Flushing, New York 11354.

#       The 1,000,000 shares of Series B Preferred Stock has a voting power equivalent to 40% of the total voting power of all Common Stock of the Company. The Common Stock and Series B Preferred Stock vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be required by law or our constitutional documents.

(1)	The amount of beneficial ownership includes the number of shares of Common Stock and/or Series B Preferred Stock, plus, in the case of each of the executive officer and directors and all officers and directors as a group, all shares issuable upon the exercise of the options held by them, which were exercisable as of May 25, 2020 or within 60 days thereafter. Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and the rules promulgated by the SEC, every person who has or shares the power to vote or to dispose of shares of common stock are deemed to be the "beneficial owner" of all the shares of common stock over which any such sole or shared power exists.

(2)	Represents 34,065,054 shares of the Company beneficially owned by Mr. Jie Han as reported in a Schedule 13D/A filed by Mr. Jie Han and XD. Engineering Plastics Company Limited on May 11, 2020, including (i) 27,104,266 shares of Common Stock directly owned by Mr. Han and (ii) 5,960,788 shares of Common Stock and 1,000,000 shares of Series B Preferred Stock beneficially owned by Mr. Han through his 100% ownership of XD. Engineering Plastics Company Limited, representing 50.1% of the share capital of Company. The 1,000,000 shares of Series B Preferred Stock has a voting power equivalent to 40% of the total voting power of all Common Stock of the Company. The address of XD. Engineering Plastics Company Limited is c/o Palm Grove House, P.O. Box 438, Road Town, Tortola, British Virgin Islands.
(3)	Represents 16,000,000 shares of Common Stock beneficially owned by MSPEA Modified Plastics Holding Limited as reported in a Schedule 13D/A filed by it on October 15, 2019. The address of MSPEA Modified Plastics Holding Limited owns is c/o Walkers Corporate Services Limited, Walker House, 87 Mary Street, George Town, Grand Cayman KY1-9005, Cayman Islands.

Changes in Control

There were no arrangements, known to the Company, including any pledge by any person of securities of the Company the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Other than as described below, there have been no other transactions since January 1, 2019, or any currently proposed transaction, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $120,000 and in which any current or former director of officer of the Company, any 5% or greater shareholder of the Company or any member of the immediate family of any such persons had, or will have, a direct or indirect material interest other than as disclosed below.

(i)  During the year ended December 31, 2019, the Company received RMB20.0 million (equivalent to US$2.9 million) from Mr. Jie Han, the Chairman and CEO of the Company, as interest-free advances and repaid RMB0.8 million (equivalent to US$0.1 million). As of December 31, 2019, the amounts due to Mr. Jie Han was RMB87.2 million (equivalent to US$12.5 million).

During the year ended December 31, 2019, the Company received RMB60.0 million (equivalent to US$8.8 million) from Mr. Jie Han’s son as interest-free advances. As of December 31, 2019, the amounts due to Mr. Jie Han’s son was RMB65.0 million (equivalent to US$9.3 million).

(ii) In April 2019, the Company repaid RMB30.0 million (equivalent to US$4.4 million) to the senior management employees in Sichuan Xinda. During the year ended December 31, 2019, the Company received RMB1.9 million (equivalent to US$0.3 million) from a senior management employee from HLJ Xinda Group and repaid RMB2.0 million (equivalent to US$0.3 million). As of December 31, 2019, the amounts due to the senior management employee from HLJ Xinda Group was RMB1.1 million (equivalent to US$0.2 million).

(iii) During the year ended December 31, 2019, the Company received RMB65.0 million (equivalent to US$9.4 million) from Qingwei Ma, the Chief Operating Officer of the Company, as interest-free advances to the Company, and repaid RMB57.0 million (equivalent to US$8.3 million). As of December 31, 2019, the amounts due to Mr. Qingwei Ma was RMB8.0 million (equivalent to US$1.1 million).

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

Since Mr. Xigang Chen resigned from Sichuan Xinda on August 5, 2019, Macromolecule Composite Materials was no longer a related party of the Company.

During the period from April 22, 2019 through August 5, 2019, revenues from products sold to Macromolecule Composite Materials was US$1.0 million.

During the period from April 22, 2019 through August 5, 2019, the Company received RMB434.4 million (equivalent to US$63.5 million) of interest-free advances from Macromolecule Composite Materials and repaid RMB431.6 million (equivalent to US$63.0 million).

The related party balances are summarized as follows:

	December 31,
	2019	2018
	US$	US$
Amounts due to related parties:
Mr. Jie Han	12,499,642	9,907,915
Mr. Jie Han’s wife	3,137,539	3,180,965
Mr. Jie Han’s son	9,317,393	728,523
Senior management employees in HLJ Xinda Group and Sichuan Xinda	150,589	4,548,335
Mr. Qingwei Ma	1,146,756	—
Total amounts due to related parties	26,251,919	18,365,738

It is our policy that we will not enter into any related party transactions unless the Audit Committee or another independent body of the Board of Directors first reviews and approves such transaction over US$120,000.

Director Independence

A majority of the directors serving on our Board of Directors must be independent directors under Rule 5605(b)(1) of the Marketplace Rules of The NASDAQ Stock Market ("NASDAQ"). The Board of Directors has a responsibility to make an affirmative determination whether a director has a material relationships with the listed company through the application of Rule 5605(a)(2) of the Marketplace Rules of NASDAQ, which provides the definition of an independent director.

The Board of Directors has determined that each of the directors, except Jie Han and Taylor Zhang, has no relationship that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is an "independent director" as defined in the Marketplace Rules of NASDAQ. In determining the independence of our directors, the Board of Directors has adopted independence standards that follow the criteria specified by applicable laws and regulations of the SEC and the Marketplace Rules of NASDAQ. In determining the independence of our directors, the Board of Directors considered all transactions in which the Company and any director had any interest, including those discussed under "Certain Relationships and Related Transactions" above.

Based on the application of the independence standards and the examination of all of the relevant facts and circumstances, the Board of Directors has determined that none of Lingyuan Zhai, Huiyi Chen, and Guanbao Huang had any material relationship with the Company and, thus, were independent under Rule 5605(a)(2) of the Marketplace Rules of NASDAQ. In accordance with the Marketplace Rules of NASDAQ, a majority of our Board of Directors is independent.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent accountants for the audit of our annual financial statements for the years ended December 31, 2019 and December 31, 2018 was KPMG Huazhen LLP. The following table shows the fees paid and to be paid by us to our independent accountants.

	2019	2018
Audit Fees	$1,932,222	$1,414,575
Audit-Related Fees	—	—
Tax Fees	—	—
Total paid to independent public audit firms	$1,932,222	$1,414,575

Audit Fees

Audit fees were paid for professional services rendered for the audit of our annual financial statements and the review of our quarterly financial statements and statutory audits. We paid or accrued expenses of US$1,932,222 and US$1,414,575, related to audits of our annual financial statements, reviews of our quarterly financial statements and statutory audits for the years ended December 31, 2019 and 2018, respectively.

Audit-Related Fees

Fees for audit-related services were nil and nil, respectively, for the years ended December 31, 2019 and 2018.

Tax Fees

During the years ended December 31, 2019 and 2018, we did not pay or accrue any fees to our auditors for tax services.

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a)  The following are filed with this Annual Report:

 (1)  The financial statements listed on the Financial Statements Table of Contents.

 (2)  Not applicable.

 (3)  The exhibits referred to below, which include the following management contracts or compensatory plans or arrangements:

•	Service Agreement effective as of November 14, 2010 between China XD Plastics Company Limited and Linyuan Zhai
•	Service Agreement effective as of November 14, 2010 between China XD Plastics Company Limited and Lawrence W. Leighton
•	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co., Ltd and Jie Han
•	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Jie Han
•	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co., Ltd and Qingwei Ma
•	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Qingwei Ma
•	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co., Ltd and Taylor Zhang
•	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Taylor Zhang
•	Employment Agreement dated January 1, 2016 between Heilongjiang Xinda Enterprise Group Co., Ltd and Kenan Gong
•	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Kenan Gong
•	Service Agreement dated November 14, 2012 between China XD Plastics Company Limited and Feng Li
•	Service Agreement dated November 16, 2017 between China XD Plastics Company Limited and Joseph Chow
•	Service Agreement dated March 6, 2019 between China XD Plastics Company Limited and Xin Li
•	Service Agreement dated January 1, 2020 between China XD Plastics Company Limited and Huiyi Chen
•	Service Agreement dated January 1, 2020 between China XD Plastics Company Limited and Guanbao Huang

(b) The exhibits listed on the Exhibit Index are filed as part of this Annual Report.

(c) Not applicable.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Incorporated by Reference Herein from the Following Filing
3.1	Second Amendment to Articles of Incorporation of the Company	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
3.2	Second Amended and Restated Bylaws	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on November 8, 2011.
3.3	Forms of Certificates of Correction	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
4.1	Specimen Stock Certificate	Filed as an exhibit to the Company's registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006.
4.2	Certificate of Designation of Series A Convertible Preferred Stock	Filed as an exhibit to the Company's definitive information statement on Schedule 14C, as filed with the Securities and Exchange Commission on March 12, 2009.
4.3	Certificate of Designation of Series B Preferred Stock	Filed as an exhibit to the Company's definitive information statement on Schedule 14C, as filed with the Securities and Exchange Commission on March 12, 2009.
4.4	Form of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
4.5	Form of Series A Warrant to Purchase Common Stock	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
4.6	Form of Series B Warrant to Purchase Common Stock	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
4.7	Form of indenture with respect to senior debt securities, to be entered into between registrant and a trustee acceptable to the registrant, if any	Filed as an exhibit to the Company's registration statement on Form S-1, as amended, as filed with the Securities and Exchange Commission on June 10, 2010.

4.8	Form of indenture with respect to subordinated debt securities, to be entered into between registrant and a trustee acceptable to the registrant, if any	Filed as an exhibit to the Company's registration statement on Form S-1, as amended, as filed with the Securities and Exchange Commission on June 10, 2010.
4.9	Form of Common Stock Purchase Warrant	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
4.10	Registration Rights Agreement entered into by and between the Company and MSPEA Modified Plastics Holding Limited on August 15, 2011	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
4.11	Form of Certificate of Designation, Preferences and Rights of Series D Junior Convertible Preferred Stock	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
4.12	Form of Amended and Restated Certificate of Designation, Preferences and Rights of Series D Junior Convertible Preferred Stock	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2014.
4.13	Purchase Agreement entered into by and among the Company, Favor Sea (BVI), Xinda Holding (HK), Morgan Stanley & Co. International PLC, UBS AG, Hong Kong Branch, the HongKong and Shanghai Banking Corporation Limited and China Minsheng Banking Corp., Ltd. Hong Kong Branch on January 24, 2014	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2014.

4.14	Indenture, dated February 4, 2014, constituting US$150 million 11.75% Guaranteed Senior Notes Due 2019	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2014.
4.15	Amended and Restated Certificate of Designation, Preferences and Rights of Series D Junior Convertible Preferred Stock	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2019.
10.1	2009 Stock Option/Stock Issuance Plan	Filed as an appendix to the Company's definitive proxy statement on Schedule 14A, as filed with the Securities and Exchange Commission on November 11, 2009.
10.2	2020 Stock Option / Stock Issuance Plan	Filed as an appendix to the Company's registration statement on Form S-8 filed with the Securities and Exchange Commission on February 18, 2020.
10.3	District Entry Agreement and Memorandum dated April 14, 2010 by and between Harbin Xinda Macromolecule Material Co., Ltd. and Harbin Economic and Technological Development Zone Administration	Filed as an exhibit to the Company's quarterly report on Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2010.
10.4	Letter Agreement, dated October 4, 2010, between China XD Plastics Company Limited and Rodman & Renshaw, LLC	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.5	Securities Purchase Agreement dated October 4, 2010, among China XD Plastics Company Limited and certain institutional investors	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.6	Amendment Agreement, dated as of September 30, 2010, to the Securities Purchase Agreement dated November 27, 2009 among China XD Plastics Company Limited and the purchasers named therein	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.7	Service Agreement effective as of October 4, 2010 between China XD Plastics Company Limited and Robert Brisotti	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on October 7, 2010.

10.8	Service Agreement dated November 14, 2010 between China XD Plastics Company Limited and Linyuan Zhai *	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.9	Service Agreement dated November 14, 2010 between China XD Plastics Company Limited and Lawrence Leighton	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.10	Stock Award Grant Supplemental Provisions	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.11	Securities Purchase Agreement entered into by and between the Company, MSPEA Modified Plastics Holding Limited, XD. Engineering Plastics Company Limited, and Mr. Jie Han on August 15, 2011	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.12	Stockholders' Agreement entered into by and between MSPEA Modified Plastics Holding Limited, XD. Engineering Plastics Company Limited, and Mr. Jie Han on August 15, 2011	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.13	Form of Pledge Agreement by and between MSPEA Modified Plastics Holding Limited and XD. Engineering Plastics Company Limited	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.

10.14	Form of Indemnification Agreement	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.15	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co. Ltd and Jie Han	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2017.
10.16	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Jie Han	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.17	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co. Ltd and Qingwei Ma	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2017.
10.18	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Qingwei Ma	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.19	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co. Ltd and Taylor Zhang	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2017.
10.20	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Taylor Zhang	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.22	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Kenan Gong	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2015.
10.23	Service Agreement dated November 14, 2012 between China XD Plastics Company Limited and Feng Li	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 25, 2013.
10.24	English translation of the Equity Transfer and Merger Agreement dated March 6, 2015 entered into by Xinda (Heilongjiang) Investment Co., Ltd., Sichuan Xinda and Nanchong Xinda Composite Material Co., Ltd.	Filed as an exhibit to the Company's quarterly report on Form 10-Q, as filed with the Securities and Exchange Commission on August 6, 2015.

10.25	Facility Agreement dated August 22, 2016 among Xinda Holding (HK) Company Limited, as borrower, China XD Plastics Company Limited, Favor Sea Limited, Xinda (HK) Trading Company Limited, Al Composites Materials FZE, as guarantors, Standard Chartered Bank (Hong Kong) Limited, as lead arranger, book runner and security agent, and a consortium of banks and financial institutions named therein as lenders	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 26, 2016.

10.26	Strategic Investment Agreement dated December 12, 2016 between Sichuan Xinda Enterprise Group Company Limited, Shunqing District Government, Nanchong City, Sichuan Province and Nanchong City Government, Sichuan Province	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2017.
10.27	Equipment Purchase Contract dated January 3, 2017 between Sichuan Xinda Enterprise Group Company Limited and Harbin Hailezi Science and Technology Co., Ltd.	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2017.
10.28	Equipment Purchase Contract dated January 3, 2017 between Sichuan Xinda Enterprise Group Company Limited and Harbin Hailezi Science and Technology Co., Ltd.	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2017.
10.29	Land Use Right Transfer Agreement dated March 13, 2017 between Sichuan Xinda Enterprise Group Company Limited, Nanchong City Bureau of Land Resources - Shunqing District and Shunqing District Yinghua Industrial Park	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2017.
10.30	Employment Agreement dated January 1, 2016 between Heilongjiang Xinda Enterprise Group Co. Ltd and Kenan Gong	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2017.
10.31	English translation of the Equity Transfer dated November 21, 2017 entered into by Wang Yongqiang and Liu Qiang and Heilongjiang Xinda Enterprise Group Co., Ltd *	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2018.
10.32	Equity Transfer Agreement dated December 18, 2018 by and between Heilongjiang Xinda Enterprise Group Co., Ltd. and Gao Xiaohui	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2019.
10.33	Equity Transfer Supplemental Agreement dated March 15, 2019 by and between Heilongjiang Xinda Enterprise Group Co., Ltd. and Gao Xiaohui	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2019.
10.34	Equipment Purchase Contract on June 25, 2018 by and between Heilongjiang Xinda Enterprise Group Co., Ltd. and Hailezi	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2019.
10.35	Equipment Purchase Contract on July 12, 2018 by and between Heilongjiang Xinda	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2019.
10.36	Labor Contract on July 1, 2018 by and between Heilongjiang Xinda Enterprise Group Co., Ltd and Rujun Dai	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2019.
10.37	Service Agreement dated November 16, 2017 between China XD Plastics Company Limited and Joseph Chow	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2017.
10.38	Service Agreement dated March 6, 2019 between China XD Plastics Company Limited and Xin Li	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on March 12, 2019.

10.39	Facility Agreement dated October 3, 2019 among Xinda Holding (HK) Company Limited, as borrower, China XD Plastics Company Limited, Favor Sea Limited, Xinda (HK) Trading Company Limited, Al Composites Materials FZE, as guarantors, Industrial and Commercial Bank of China (Macau) Limited, as lead arranger, and a consortium of banks and financial institutions named therein as lenders	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on October 3, 2019.
10.40	Service Agreement dated January 1, 2020 between China XD Plastics Company Limited and Huiyi Chen	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on January 2, 2020.
10.41	Service Agreement dated January 1, 2020 between China XD Plastics Company Limited and Guanbao Huang	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on January 2, 2020.
14.1	Code of Business Conduct	Filed as an exhibit to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
16.1	Letter, dated December 31, 2008, from Robison, Hill & Co. to the Securities and Exchange Commission	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on December 31, 2008, and incorporated herein by this reference.
16.2	Letter, dated November 4, 2009 from Bagell Josephs Levine & Company, LLC, to the Securities and Exchange Commission	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on November 6, 2009.
16.3	Letter, dated August 15, 2011, from Moore Stephens Hong Kong, to the Securities and Exchange Commission	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
16.4	Letter of KPMG dated May 8, 2015 to the Securities and Exchange Commission	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on May 11, 2015.
21.1	Subsidiaries of Registrant	Filed herewith
23.1	Consent of KPMG Huazhen LLP	Filed herewith
31.1	Certification of Principal Executive Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Instance Document Filed herewith	Filed herewith
101.SCH	Taxonomy Extension Scheme Document	Filed herewith
101.CAL	Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Taxonomy Extension Presentation Linkbase Document	Filed herewith

* English translation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 1, 2020

CHINA XD PLASTICS COMPANY LIMITED

By:	/s/ Jie Han
Jie Han
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Taylor Zhang
Taylor Zhang
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jie Han and Taylor Zhang, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Jie Han	Chairman and Chief Executive Officer
Jie Han	(Principal Executive Officer)	June 1, 2020
/s/ Taylor Zhang	Chief Financial Officer	June 1, 2020
Taylor Zhang	(Principal Financial and Accounting Officer)
/s/ Huiyi Chen	Director	June 1, 2020
Huiyi Chen

/s/ Guanbao Huang	Director	June 1, 2020
Guanbao Huang

/s/ Linyuan Zhai	Director	June 1, 2020
Linyuan Zhai

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
China XD Plastics Company Limited:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of China XD Plastics Company Limited and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Changes in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, as of January 1, 2018, the Company has changed its method of accounting for revenue recognition due to the adoption of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. In addition, as of January 1, 2019, the Company has changed its method of accounting for leases due to the adoption of ASC Topic 842, Leases.

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

/s/ KPMG Huazhen LLP

We have served as the Company’s auditor since 2011.

Beijing, China
June 1, 2020

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	17,201,775	41,301,817
Restricted cash	211,231,244	325,690,023
Accounts receivable, net of allowance for doubtful accounts	222,072,053	294,688,288
Inventories	642,509,534	620,033,195
Prepaid expenses and other current assets	171,848,122	132,218,528
Total current assets	1,264,862,728	1,413,931,851
Property, plant and equipment, net	830,319,716	775,941,280
Land use rights, net	—	29,796,795
Long-term prepayments to equipment and construction suppliers	495,570,421	530,636,319
Operating lease right-of-use assets, net	44,149,955	—
Other non-current assets	979,428	3,212,986
Total assets	2,635,882,248	2,753,519,231

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank loans, including current portion of long-term bank loans	680,174,859	729,666,920
Bills payable	400,671,063	618,166,453
Accounts payable	57,458,673	84,958,469
Amounts due to related parties	26,251,919	18,365,738
Income taxes payable	26,458,837	15,975,367
Operating lease liabilities, current	1,388,555	—
Accrued expenses and other current liabilities	86,550,388	126,926,898
Total current liabilities	1,278,954,294	1,594,059,845
Long-term bank loans, excluding current portion	322,456,413	111,808,244
Deferred income	92,639,620	99,583,477
Operating lease liabilities, non-current	14,429,434	—
Other non-current liabilities	91,028,376	101,573,772
Total liabilities	1,799,508,137	1,907,025,338

Redeemable Series D convertible preferred stock (redemption amount of US$280,650,800 as of December 31, 2018)	—	97,576,465
Stockholders' equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 66,969,841 and 50,969,841 shares issued, 66,948,841 and 50,948,841 shares outstanding as of December 31, 2019 and 2018, respectively	6,697	5,097
Treasury stock, 21,000 shares at cost	(92,694)	(92,694)
Additional paid-in capital	184,208,447	86,633,582
Retained earnings	720,159,368	717,103,890
Accumulated other comprehensive loss	(67,907,807)	(54,732,547)
Total stockholders' equity	836,374,111	748,917,428
Commitments and contingencies	—	—
Total liabilities, redeemable convertible preferred stock and stockholders' equity	2,635,882,248	2,753,519,231

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2019	2018
	US$	US$

Revenues	1,448,204,826	1,274,833,282
Cost of revenues	(1,228,809,155)	(1,055,220,493)
Gross profit	219,395,671	219,612,789

Selling expenses	(1,465,697)	(10,068,971)
General and administrative expenses	(35,370,445)	(36,985,700)
Provision for doubtful accounts	(62,811,125)	—
Research and development expenses	(50,329,809)	(60,576,574)
Total operating expenses	(149,977,076)	(107,631,245)

Operating income	69,418,595	111,981,544

Interest income	1,377,040	3,977,116
Interest expense	(67,242,641)	(51,031,735)
Foreign currency exchange gains	2,887,336	5,710,754
Losses on foreign currency option contracts	—	(520,981)
Gains (losses) on disposal of subsidiaries	518,491	(214,557)
Government grant	10,133,355	6,124,393
Total non-operating expenses, net	(52,326,419)	(35,955,010)

Income before income taxes	17,092,176	76,026,534

Income tax expense	(14,036,698)	(7,713,113)

Net income	3,055,478	68,313,421

Earnings per common stock:
Basic and diluted	0.05	1.03

Net income	3,055,478	68,313,421

Other comprehensive loss
Foreign currency translation adjustment, net of nil income taxes	(13,175,260)	(35,647,804)

Comprehensive income (loss)	(10,119,782)	32,665,617

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Series B Preferred Stock		Common Stock					Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders' Equity
		US$		US$	US$	US$	US$	US$	US$
Balance as of January 1, 2018	1,000,000	100	49,727,731	4,975	(92,694)	83,159,893	648,790,469	(19,084,743)	712,778,000
Net income	—	—	—	—	—	—	68,313,421	—	68,313,421
Other comprehensive loss - Foreign currency translation adjustment, net of nil income taxes	—	—	—	—	—	—	—	(35,647,804)	(35,647,804)
Stock based compensation	—	—	—	—	—	3,353,811	—	—	3,353,811
Exercise of stock options	—	—	500,000	50	—	119,950	—	—	120,000
Vesting of unvested shares	—	—	721,110	72	—	(72)	—	—	—
Balance as of December 31, 2018	1,000,000	100	50,948,841	5,097	(92,694)	86,633,582	717,103,890	(54,732,547)	748,917,428
Net income	—	—	—	—	—		3,055,478	—	3,055,478
Conversion of Series D Preferred Stock to common stock	—	—	16,000,000	1,600	—	97,574,865	—	—	97,576,465
Other comprehensive loss - Foreign currency translation adjustment, net of nil income taxes	—	—	—	—	—	—	—	(13,175,260)	(13,175,260)

Balance as of December 31, 2019	1,000,000	100	66,948,841	6,697	(92,694)	184,208,447	720,159,368	(67,907,807)	836,374,111

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
	US$	US$
Cash flows from operating activities:
Net income	3,055,478	68,313,421
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	59,416,674	46,282,307
Amortization of ROU assets	1,246,459	—
Stock-based compensation	—	3,353,811
Provision for doubtful accounts	62,811,125	—
Amortization of issuance cost for syndicated loans	244,505	1,736,535
Gains on foreign currency option contracts	—	(1,070,779)
Foreign currency exchange gains	(2,959,910)	(5,425,545)
Losses (gains) on disposals of property, plant and equipment	(536,500)	2,423,326
Losses (gains) on disposal of subsidiaries	(518,491)	214,557
Deferred income tax benefit	(2,017,823)	(1,917,993)
Changes in operating assets and liabilities:
Accounts receivable	9,267,736	(5,147,409)
Inventories	(32,889,557)	(228,481,188)
Prepaid expenses and other current assets	(35,220,965)	(39,949,682)
Value added tax in long-term prepayments to equipment suppliers	(11,716,377)	(50,794,483)
Other non-current assets	(177,474)	49,182
Bills payable	(209,898,423)	391,738,736
Accounts payable	(26,818,422)	(148,839,736)
Income taxes payable	10,508,217	(1,701,689)
Operating lease liabilities, current	(1,010,019)	—
Accrued expenses and other current liabilities	(1,030,675)	38,528,151
Deferred income	(6,400,297)	(4,917,452)
Other non-current liabilities	(5,283,500)	(3,000,815)
Net cash (used in) provided by operating activities	(189,928,239)	61,393,255
Cash flows from investing activities:
Purchases of and deposits for property, plant and equipment	(154,115,880)	(429,205,807)
Refund of prepayment for property and equipment purchase	15,703,238	120,532,191
Net proceeds from sales of subsidiaries	7,282,029	(41,631)
Government grant related to construction of plant and equipment	1,007,410	10,281,222
Proceeds from maturity of time deposits	—	540,066,526
Purchase of time deposits	—	(255,518,597)
Proceeds from disposal of property, plant and equipment	—	416,968
Deposits for acquisition of equity	—	(3,506,048)
Refund of deposits for acquisition of equity	—	15,299,214
Net cash used in investing activities	(130,123,203)	(1,675,962)
Cash flows from financing activities:
Proceeds from bank borrowings	2,230,043,190	1,238,947,716
Repayment of bank borrowings	(2,048,519,876)	(1,255,214,637)
Proceeds from interest-free advances from related parties	84,869,533	22,145,247
Repayment of interest-free advances from related parties	(76,079,512)	(3,779,509)
Payments of issuance cost for syndicated loans	(4,443,946)	—
Investment received in advance from a related party	—	75,567,512
Refund investment received in advance from a related party	—	(75,567,512)
Proceeds from exercise of stock options	—	120,000
Net cash provided by financing activities	185,869,389	2,218,817
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	(4,376,768)	(15,035,935)
Net (decrease) increase in cash, cash equivalents and restricted cash	(138,558,821)	46,900,175
Cash, cash equivalents and restricted cash at beginning of year	366,991,840	320,091,665
Cash, cash equivalents and restricted cash at end of year	228,433,019	366,991,840
Supplemental disclosure of cash flow information:
Interest paid, net of US$3,751,573 and US$2,416,818 capitalized for the years ended December 31, 2019 and 2018, respectively	64,647,104	43,664,817
Income taxes paid	10,446,472	17,982,507
Non-cash investing and financing activities:
Conversion of Series D preferred stock to common stock	97,576,465	—
Accrual for issuance cost for syndicated loans	2,780,000	—
Accrual for purchase of equipment and construction included in accrued expenses and other current liabilities	1,302,739	6,188,847
Receivable for disposal of property, plant and equipment	852,970	—
Consideration receivable for the disposal of a subsidiary	—	7,285,231

The following table shows a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to that presented in the above consolidated statements of cash flows.

	December 31,
	2019	2018
	US$	US$

Cash and cash equivalents	17,201,775	41,301,817
Restricted cash	211,231,244	325,690,023
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	228,433,019	366,991,840

See accompanying notes to consolidated financial statements.

Note 1 – Description of business and significant concentrations and risks

China XD Plastics Company Limited ("China XD") is a holding company that is incorporated in Nevada of the United States of America.  China XD and its subsidiaries (collectively referred to hereinafter as the "Company"), is primarily engaged in the research and development, production and sales of modified plastics products. The plastics products, which are manufactured by the Company, are primarily for use in the fabrication of automobile parts and components and secondarily for applications in high-speed railway, airplanes, ships and electronic appliances and consist of the following major products categories: Polypropylene ("PP"), Acrylonitrile Butadiene Styrene ("ABS"), Polyamid6 ("PA6"), Polyamid66 ("PA66"), Polyformaldehyde ("POM"), Polyphenylene Oxide ("PPO"), Plastic Alloy, Polyphenylene Sulfide ("PPS"), Poly Imide ("PI"), Polylactide Acid ("PLA") , Poly Ether Ether Ketone ("PEEK") and Polyethylene ("PE") .

The Company's operations are primarily conducted through its subsidiaries in the People's Republic of China ("PRC") and Dubai, United Arab Emirates ("UAE").  The Company's other subsidiaries in the US, the British Virgin Islands ("BVI") and Hong Kong Special Administrative Region ("SAR"), do not have significant operations.

Sales concentration

The Company sells its products primarily through approved distributors in the People's Republic of China (the "PRC"). The Company's sales are highly concentrated. Sales to distributors individually exceeded 10% of the Company's revenues, for the years ended December 31, 2019 and 2018, are as follows:

(in millions, except percentage)	Years Ended December 31,
	2019		2018
	US$	%	US$	%
Distributor A, located in PRC	201.5	13.9%	195.2	15.3%
Distributor B, located in PRC	132.5	*	152.4	12.0%
Distributor C, located in PRC	116.9	*	139.8	11.0%

* Less than 10%

The Company expects revenues from these distributors to continue to represent a substantial portion of its revenue in the future. Any factor adversely affecting the automobile industry in the PRC or the business operations of these customers will have a material effect on the Company's business, financial position and results of operations.

Purchase concentration of raw materials

The principal raw materials used for the Company's production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon. The Company purchases substantially all of its raw materials through a limited number of distributors.  Raw material purchases from these distributors, which individually exceeded 10% of the Company's total raw material purchases, accounted for approximately 14.7% (one distributor) and 21.3% (two distributors) of the Company's total raw material purchases for the years ended December 31, 2019 and 2018, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company's business, financial position and results of operations.

Cash concentration

Cash, cash equivalents and restricted cash mentioned below maintained at banks consist of the following:

	December 31,
	2019	2018
	US$	US$
RMB denominated bank deposits with:
Financial Institutions in the PRC	226,488,069	366,773,172
Financial Institutions in Hong Kong Special Administrative Region ("Hong Kong SAR")	8,134	8,134
U.S. dollar denominated bank deposits with:
Financial Institution in the U.S.	3,057	40,390
Financial Institutions in the PRC	16,868	17,050
Financial Institution in Hong Kong SAR	590,131	131,892
Financial Institution in Macau Special Administrative Region ("Macau SAR")	1,288,792	6,144
Financial Institution in Dubai, UAE	4,549	14,464
HK dollar denominated bank deposits with:
Financial institution in Hong Kong SAR	156	156
Dirham denominated bank deposits with:
Financial institution in Dubai, UAE	33,263	438

The bank deposits with financial institutions in the PRC are insured by the government authority for up to RMB500,000. The bank deposits with financial institutions in the Hong Kong SAR are insured by the government authority for up to HK$500,000. The bank deposits with financial institutions in the Macau SAR are insured by the government authority for up to MOP$500,000. The bank deposits with financial institutions in the Dubai, UAE are not insured by the government authority. Total bank deposits amounted to $1,063,709 and $1,442,481 are insured as of December 31, 2019 and 2018, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts. To limit exposure to credit risk, the Company primarily places bank deposits with large financial institutions in the PRC, Hong Kong SAR, Macau SAR and Dubai, UAE with acceptable credit rating.

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

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the date of the transaction.  Monetary assets and liabilities denominated in foreign currencies are translated into the functional currency using the applicable exchange rates at the balance sheet date.  The resulting exchange differences are recorded in foreign currency exchange gains in the consolidated statements of comprehensive income (loss).

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

Short-term bank deposits that are pledged as collateral for bills payable relating to purchases of raw materials are reported as restricted cash and amounted to US$151,498,873 and US$202,568,664 as of December 31, 2019 and 2018, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company.

Short-term bank deposits that are related to government grant are reported as restricted cash and amounted to US$69,879 and US$1,469,935 as of December 31, 2019 and 2018, respectively.

Short-term bank deposits that are pledged as collateral for issuance of letter of guarantee are reported as restricted cash and amounted to nil and US$70,885,301 as of December 31, 2019 and 2018, respectively.

Short-term bank deposits that are pledged for the US$135.0 million syndicated loans obtained from a consortium of banks led by the Industrial and Commercial Bank of China (Macau) Limited are reported as restricted cash and amounted to US$58,229,047 and nil as of December 31, 2019 and 2018, respectively, for details of the syndicated loans please refer to note 9.

Short-term bank deposits that are pledged as collateral to settle US$14.9 million of short-term bank loans obtained from Postal Savings Bank of China are reported as restricted cash and amounted to US$1,433,445 and nil as of December 31, 2019 and 2018, respectively.

Short-term bank deposits that are pledged as repayment to settle US$45.0 million of syndicated loans obtained from Standard Chartered Bank are reported as restricted cash and amounted to nil and US$50,766,123 as of December 31, 2019 and 2018, respectively.

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

Land Use Rights

A land use right in the PRC represents an exclusive right to occupy, use and develop a piece of land during the contractual term of the land use right. The cost of a land use right is usually paid in one lump sum at the date the right is granted. The prepayment usually covers the entire period of the land use right. Prior to the adoption of ASC 842, the lump sum advance payment is capitalized and recorded as land use right and then charged to expense on a straight-line basis over the period of the right, which is normally 50 years.

Upon the adoption of ASC 842 on January 1, 2019, the Company recognized US$29.8 million of right-of-use assets, which was previously recognized as land use rights under ASC 840.

Amortization expense of land use rights was US$638,773 for the year ended December 31, 2018, and is included in general and administrative expenses.

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

Others – mainly represents agent fee of raw material trading.

The following tables provide sales by major customer group for years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
	US$	US$
Distributors	1,200,582,840	1,241,373,690
Direct customers	246,881,535	32,679,238
Others	740,451	780,354
Total	1,448,204,826	1,274,833,282

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

(m) Selling, General and Administrative Expenses

Selling expenses represents primarily costs of payroll, benefits, commissions for sales representatives and advertising expenses.  General and administrative expenses represent primarily payroll and benefits costs for administrative employees, rent and operating costs of office premises, depreciation and amortization of office facilities, and other administrative expenses.

(n) Research and Development Expense

Research and development costs are expensed as incurred.

(o) Government Grants

Government grants are recognized when there is reasonable assurance that the Company will comply with the conditions attaching to them and the grants will be received. Government grants for the purpose of giving immediate financial support to the Company with no future related costs are recognized as other income in the Company's consolidated statements of comprehensive income (loss).  Government grants related to the acquisition of assets are recorded as deferred income on the consolidated balance sheets when the grants become receivable, and recognized as other income in the consolidated statements of comprehensive income (loss) on a straight-line basis over the estimated useful lives of those assets.

(p) Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled.  The effect of a change in tax rates or tax laws on deferred income tax assets and liabilities is recognized in the consolidated statements of comprehensive income (loss) in the period the change in tax rates or tax laws is enacted. A valuation allowance is provided to reduce the carrying amount of deferred income tax assets if it is considered more likely than not that some portion or all of the deferred income tax assets will not be realized.

The Company recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense, and general and administration expenses, respectively in the consolidated statements of comprehensive income (loss).

(q) Bills Payable

Bills payable represent bills issued by financial institutions to the Company's raw material suppliers. The Company's suppliers receive payments from the financial institutions upon maturity of the bills and the Company is obliged to repay the face value of the bills to the financial institutions.

(r)  Employee Benefit Plans

Pursuant to relevant PRC regulations, the Company is required to make contributions to various defined contribution plans organized by municipal and provincial PRC governments. The contributions are made for each PRC employee at rate of approximately 40% on a standard salary base as determined by local social security bureau. Contributions to the defined contribution plans are charged to the consolidated statements of comprehensive income (loss) when the related service is provided.  For the years ended December 31, 2019 and 2018, the costs of the Company's contributions to the defined contribution plans amounted to US$2,236,528 and US$6,451,997, respectively.

For the years ended December 31, 2019 and 2018, 52% and 51% of costs of employee benefits were recorded in general and administration expenses, respectively, with the remaining portion of costs of employee benefits in selling expenses, research and development expenses and cost of revenues each year.

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

(v) Segment Reporting

The Company uses the management approach in determining reportable operating segments.  The management approach considers the internal reporting used by the Company's chief operating decision maker for making operating decisions about the allocation of resources of the segment and the assessment of its performance in determining the Company's reportable operating segments. Management has determined that the Company has one operating segment, which is the modified plastics segment.

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

The Company did not have any financial assets and liabilities or nonfinancial assets and liabilities that are measured and recognized at fair value on a recurring or nonrecurring basis as of December 31, 2019 and 2018.  Management used the following methods and assumptions to estimate the fair values of financial instruments at the balance sheet dates:

-  Short-term financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, amounts due from a related party, short-term bank loans, bills payable, accounts payable, amounts due to related parties and accrued expenses and other current liabilities- carrying amounts approximate fair values because of the short maturity of these instruments.

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

(x) Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASC 842"). The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to those currently recorded, on the Company’s consolidated balance sheets. Presentation of leases within the consolidated statements of comprehensive income (loss) and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. The Company has adopted this ASU on January 1, 2019 using a modified retrospective approach. This adoption approach resulted in a balance sheet presentation that was not be comparable to the prior period in the first year of adoption. Additionally, the Company used the package of practical expedients that allowed the Company to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company also elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The following table summarizes the effect on the consolidated balance sheets as a result of adopting ASC842.

	December 31,	Effect of	January 1,
	2018	Adoption	2019
	US$	US$	US$
Land use rights, net	29,796,795	(29,796,795)	—
Operating lease right-of-use assets, net	—	45,872,008	45,872,008
Accrued expenses and other liabilities	(126,926,898)	752,795	(126,174,103)
Operating lease liabilities, current	—	(2,086,529)	(2,086,529)
Operating lease liabilities, non-current	—	(14,741,479)	(14,741,479)

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses for financial assets. In October 2019, the FASB issued ASU 2019-10, which amended the effective dates that were originally required by ASU 2016-13 for certain entities. The Company determined it was eligible as a smaller reporting company (SRC) under the SEC’s definition based on an its most recent SRC determination as of November 15, 2019 in accordance with SEC regulations and will adopt ASU 2016-13 on January 1, 2023.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. The Company will adopt the standard on January 1, 2020 and does not expect the adoption of this standard to have a material impact on its financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12). The new guidance simplifies the accounting for income taxes by removing certain exceptions related to the approach for intraperiod tax allocation, the recognition of deferred tax liabilities for outside basis differences and the methodology for calculating income taxes in an interim period. It also simplifies other aspects of accounting for income taxes. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2019-12 on its consolidated financial statements.

Note 3 – Accounts receivable

Accounts receivable consists of the following:

	December 31,
	2019	2018
	US$	US$
Accounts receivable	284,921,071	294,726,804
Allowance for doubtful accounts	(62,849,018)	(38,516)
Accounts receivable, net	222,072,053	294,688,288

As of December 31, 2019 and 2018, the accounts receivable balances also include notes receivable in the amount of US$107,845 and US$27,392, respectively. As of December 31, 2019 and 2018, US$92,198,221 and US$94,581,170, respectively of accounts receivable are pledged for the short-term bank loans.

The following table provides an analysis of the aging of accounts receivable as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	US$	US$
Aging:
– current	189,180,366	218,458,862
– 1-3 months past due	45,363,405	31,386,341
– 4-6 months past due	28,865,350	109,412
– 7-12 months past due	5,703,612	42,532,170
– greater than one year past due	15,808,338	2,240,019
Total accounts receivable	284,921,071	294,726,804

The movements of the allowance for doubtful accounts are as follows:

	December 31,
	2019	2018
	US$	US$
Balance at the beginning of the year	(38,516)	(40,456)
Provision	(62,811,125)	—
Effect of foreign currency exchange rate changes	623	1,940
Balance at the end of the year	(62,849,018)	(38,516)

As of December 31, 2019, accounts receivable of US$62.8 million from the Company’s customer in UAE was overdue and the customer failed to make payments under the agreed extended repayment plan. Based on its assessment of the collectability of the amounts due from the customer, the Company provided an allowance for doubtful accounts of US$62.8 million for the year ended December 31, 2019.

Note 4 – Inventories

Inventories consist of the following:

	December 31,
	2019	2018
	US$	US$
Raw materials and semi-finished goods	637,278,817	612,701,274
Finished goods	5,230,717	7,331,921
Total inventories	642,509,534	620,033,195

As of December 31, 2019, the Company pledged inventories in amount of approximately US$40.1 million for a one-year short-term loan and bills payable, details refer to Note 9.

There were no write down of inventories during the years ended December 31, 2019 and 2018.

Note 5 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2019	2018
	US$	US$
Advances to suppliers (i)	118,166,925	56,232,074
Value added taxes receivables (ii)	6,239,719	4,700,702
Receivables from Hong Kong Grand Royal Trading Co., Ltd.(iii)	42,566,949	48,236,949
Interest receivable (iv)	615,049	826,729
Consideration for sales of Shanghai Sales (v)	—	7,285,231
Others (vi)	4,259,480	14,936,843
Total prepaid expenses and other current assets	171,848,122	132,218,528

(i) Advances to suppliers are the advances to purchase raw materials.

(ii) Value added taxes receivables mainly represent the input taxes on purchasing equipment by Heilongjiang Xinda Enterprise Group Company Limited (“HLJ Xinda Group”) and Sichuan Xinda Enterprise Group Company Limited (“Sichuan Xinda”), which are to be net off with output taxes. Value added taxes receivables were recognized in operating activities in consolidated statements of cash flows.

(iii) Hong Kong Grand Royal Trading Co., Ltd. (“Hong Kong Grand Royal”) is a raw material supplier of Dubai Xinda. Dubai Xinda has prepaid US$48.2 million to Hong Kong Grand Royal in 2017 for purchase of raw materials. Due to the price fluctuation of raw materials, Hong Kong Grand Royal could not purchase and deliver the raw materials to Dubai Xinda. In July 2019, both parties entered into a supplemental agreement to cancel the original purchase agreements and Hong Kong Grand Royal shall settle the advance payment. The US$42.6 million advance payment as of December 31, 2019 was subsequently settled in the first quarter of 2020.

(iv) Interest receivable mainly represents interest income accrued from restricted cash.

(v) On December 18, 2018, HLJ Xinda Group entered into an agreement with Mr. Xiaohui Gao, General Manager of Heilongjiang Xinda Enterprise Group Shanghai New Materials Sales Company Limited (“Shanghai Sales”), to transfer Shanghai Sales from HLJ Xinda Group to Mr. Gao for a total consideration of RMB50.0 million (equivalent to US$7.3 million). Pursuant to the contract, the Company completed the legal transfer on December 19, 2018 and the full consideration of US$7.4 million was received on April 11, 2019. The cash received was included in the cash flows from investing activities for the year ended December 31, 2019.

(vi) Others mainly include prepaid miscellaneous service fee, staff advance and prepaid rental fee.

Note 6 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	December 31,
	2019	2018
	US$	US$
Machinery, equipment and furniture	575,317,840	580,735,482
Motor vehicles	1,709,182	2,658,487
Workshops and buildings	156,256,761	157,976,839
Construction in progress	335,245,525	217,194,285
Total property, plant and equipment	1,068,529,308	958,565,093
Less: accumulated depreciation	(238,209,592)	(182,623,813)
Property, plant and equipment, net	830,319,716	775,941,280

The Company capitalized US$3,751,573 and US$2,416,818 of interest costs as a component of the cost of construction in progress for the years ended December 31, 2019 and 2018 respectively.

Depreciation expense on property, plant and equipment was allocated to the following expense items:

	Years Ended December 31,
	2019	2018
	US$	US$

Cost of revenues	52,691,430	38,999,223
General and administrative expenses	2,949,915	2,692,329
Research and development expenses	3,770,983	3,946,556
Selling expenses	4,346	5,426
Total depreciation expense	59,416,674	45,643,534

Note 7 – Prepayments to equipment and construction suppliers

	December 31,
	2019	2018
	US$	US$

Hailezi (i)	468,529,714	502,087,116
Shanghai Green River (ii)	-	15,778,057
Beijin Construction (iii)	6,795,439	6,867,269
Peaceful Treasure Limited(iv)	19,967,014	5,539,471
Others	278,254	364,406
Total Prepayments to equipment and construction suppliers	495,570,421	530,636,319

(i) On September 26, 2016 and February 28, 2017, HLJ Xinda Group entered into equipment purchase contracts with Hailezi for a total consideration of RMB782.2 million (equivalent to US$112.1 million) to purchase storage facility and other equipment, which will be used for upgrading the storage system of warehouse located in Harbin, China. Pursuant to the contracts with Hailezi, HLJ Xinda Group prepaid RMB621.6 million (equivalent to US$89.1 million) during the first quarter of 2017.  Due to a redesign of outdoor storage facility in June 2017, HLJ Xinda Group entered into a supplementary agreement with Hailezi, which decreased the original contract amount to RMB283.7 million (equivalent to US$40.7 million). Hailezi refunded RMB369.1 million (equivalent to US$52.9 million) to HLJ Xinda Group on June 22, 2017. On September 25, 2019, HLJ Xinda Group entered into a supplementary agreement with Hailezi, pursuant to which the total contract amount was increased to RMB332.5 million (equivalent to US$47.7 million). As of December 31, 2019, HLJ Xinda Group has prepaid RMB255.0 million (equivalent to US$36.7 million) for the above contracts.

On July 21, 2017, HLJ Xinda Group entered into three investment agreements with the Management Committee of Harbin Economic- Technological Development Zone with respect to the industrial project for 300,000 metric tons of biological composite materials, the industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics and the industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory (the "HLJ Project"). In order to fulfill the agreements, HLJ Xinda Group entered into an equipment purchase contract with Hailezi to purchase production equipment in November 2017, which will be used for 100,000 metric tons of engineering plastics located in Harbin, for a consideration of RMB939.7 million (equivalent to US$134.7million). Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB920.9 million (equivalent to US$132.0 million) in total as of December 31, 2018. During 2019, HLJ Xinda Group entered into a supplementary agreement with Hailezi, pursuant to which the contract amount was increased to RMB958.7 million (equivalent to US$137.4 million). RMB880.1 million (equivalent to US$127.6 million) of the equipment was delivered in 2019 and the prepayment was transferred to construction in progress. As of December 31, 2019, the amount of the remaining prepayment was RMB40.9 million (equivalent to US$5.9 million).

In connection with the HLJ project, in June and July 2018, HLJ Xinda Group entered into two equipment purchase contracts with Hailezi to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a consideration of RMB1,906.8 million (equivalent to US$273.3 million). Pursuant to the contracts with Hailezi, HLJ Xinda Group has prepaid RMB540.0 million (equivalent to US$77.4 million) as of December 31, 2019.

On March 17, 2017, Sichuan Xinda entered into a definitive agreement with the People's Government of Shunqing District, Nanchong City of Sichuan Province for the production of 300,000 metric tons of bio-composite materials and additive manufacturing and 20,000 metric tons of functional masterbatch, a high-end color additive process in plastics manufacturing (the "Nanchong Project"). The Nanchong Project will be located in a land area of 250 mu (equivalent to 41.2 acres), with 215 mu designated for bio-composite materials and additive manufacturing production and 35 mu to be designated for functional masterbatch production. The projected total capital expenditures for the project is approximately RMB2.5 billion (equivalent to US$358.4 million).

In connection with the Nanchong Project, Sichuan Xinda entered into equipment purchase contracts with Hailezi to purchase production equipment and testing equipment. Pursuant to the contracts with Hailezi, Sichuan Xinda prepaid RMB1,728.9 million (equivalent to US$247.8 million) in the first quarter of year 2017. In 2017, in order to ensure the traceability of the product and management of supply chain, Sichuan Xinda expected to launch an integrated ERP system, which resulted in the equipment to be purchased under the original contracts with Hailezi not meeting the production requirements. Hailezi agreed to refund the prepayment in the amount of RMB1,704.9 million (equivalent to US$244.4 million) by the end of March 2018, the remaining uncancelled amount is RMB24.0 (equivalent to US$3.4 million). As of December 31, 2017, Sichuan Xinda signed a supplementary agreement with Hailezi, pursuant to the agreement, Sichuan Xinda agreed to pay RMB12.4 million (equivalent to US$1.8 million) to Hailezi for the compensation of Hailezi due to the termination of the purchase contracts. In January 2018, Hailezi refunded the above-mentioned prepayment. The Company received the testing equipment in the amount of RMB3.2 million (equivalent to US$0.5 million) in November 2018, the remaining balance of the uncancelled prepayment as of December 31, 2019 was RMB20.8 million (equivalent to US$3.0 million).

In connection with the Nanchong Project, on June 21, 2018, Sichuan Xinda entered into another equipment purchase contract with Hailezi to purchase production equipment and testing equipment for a consideration of RMB1,900 million (equivalent to US$272.4 million). Pursuant to the contract with Hailezi, Sichuan Xinda has prepaid RMB1,710 million (equivalent to US$245.1 million) as of December 31, 2019.

On December 3, 2019, HLJ Xinda Group entered into two equipment purchase contracts with Hailezi to purchase production equipment used to upgrade Qinling Road Factory (“Qinling Road Project”) and Jiangnan Road Factory (“Jiangnan Road Project”) in Harbin. Total consideration is RMB162.0 million (equivalent to US$23.2 million) and RMB713.6 million (equivalent to US$102.3 million) for Qinling Road Project and Jiangnan Road Project respectively. Pursuant to the contracts with Hailezi, HLJ Xinda has prepaid RMB129.6 million (equivalent to US$18.6 million) and RMB570.9 million (equivalent to US$81.8 million) respectively for Qinling Road Project and Jiangnan Road Project as of December 31, 2019.

The table below summarized the balance of prepayments to Hailezi for each of the projects as of December 31, 2019 and 2018, and the movements of the prepayments:

(in millions US$)
Year	Projects	Balance as of December 31, 2018	Prepaid in 2019	Transfer to CIP in 2019	Effect of foreign currency exchange rate changes	Balance as of December 31, 2019
2017	Storage system	36.8	0.4	—	(0.5)	36.7
2017	HLJ project	134.2	—	(127.6)	(0.7)	5.9
2018	HLJ project	78.9	—	—	(1.5)	77.4
2017	Nanchong project	3.0	—	—	—	3.0
2018	Nanchong project	249.2	—	—	(4.1)	245.1
2019	Qinling Road project	—	18.6	—	—	18.6
2019	Jiangnan Road project	—	81.8	—	—	81.8
Total		502.1	100.8	(127.6)	(6.8)	468.5

(ii) In December 2017, HLJ Xinda Group entered into a building purchase contract with Shanghai Caohejing Kangqiao Science & Green River Construction & Development Co., Ltd. for a total consideration of RMB216.6 million (equivalent to US$31 million), with a total area of 13,972.64 square meters with a prepaid RMB108.3 million (equivalent to US$15.7 million).

In March 2019, HLJ Xinda Group entered into an agreement with Green River and Shanghai Sales, to transfer the rights and obligations of HLJ Xinda Group under the original purchase agreement to Shanghai Sales. Pursuant to the agreement, Shanghai Sales shall pay the RMB108.3 million (equivalent to US$15.7 million) to HLJ Xinda Group. HLJ Xinda Group received the RMB108.3 million on August 6, 2019, which was included in the cash flows from investing activities for the year ended December 31, 2019.

(iii) Since November 15, 2016, Sichuan Xinda entered into decoration contracts with Sichuan Beijin Construction Engineering Company Limited ("Beijin Construction") to perform indoor and outdoor decoration work for a consideration of RMB264.3 million (equivalent to US$37.9 million). Pursuant to the contracts with Beijin Construction, Sichuan Xinda has prepaid RMB121.4 million (equivalent to US$17.4 million) as of December 31, 2019, of which RMB74.0 million (equivalent to US$10.6 million) was transferred to construction in progress.

(iv) On October 20, 2016, Sichuan Xinda entered into an equipment purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of RMB89.8 million (equivalent to US$12.9 million) to purchase certain production and testing equipment. The Company prepaid RMB33.9 million (equivalent to US$4.9 million) as of December 31, 2019.

On May 31, 2019, Dubai Xinda entered into an equipment purchase contract with Peaceful for a total consideration of US$18.8 million to purchase storage and testing equipment. The Company has prepaid US$15.1 million as of December 31, 2019.

Note 8 – Losses on foreign currency option contracts

On February 24, 2017, the Company entered into two foreign currency option contracts with Bank of China ("BOC"), Harbin Branch, pursuant to which the Company and BOC both have options to excise the foreign currency contracts depending on the future currency fluctuation, and the nominal values are US$5.0 million and US$10.0 million, respectively, with the defined exchange rates for settlement on March 15, 2018. The Company recognized losses on the above foreign currency option contracts amounting to US$0.5 million in the year ended December 31, 2018.

Note 9 – Borrowings

The Company has credit facilities with several banks under which they draw short-term and long-term bank loans as described below.

(a)  Current

	December 31,
	2019	2018
	US$	US$
Unsecured loans (i)	407,657,464	418,198,508
Loans secured by accounts receivable (ii)	64,505,031	65,567,082
Loans secured by restricted cash (iii)	14,334,451	69,500,000
Syndicated loan facility (iv)	128,020,559	—
Loan secured by inventories (v)	5,733,781	—
Current portion of long-term bank loans (note b)	59,923,573	176,401,330

Total short-term loans, including current portion of long-term bank loans	680,174,859	729,666,920

As of December 31, 2019 and 2018, the Company's short-term bank loans (including the current portion of long-term bank loans) bear a weighted average interest rate of 5.0% and 4.7% per annum, respectively. All short-term bank loans mature at various times within one year and contain no renewal terms.

(i) In July 2019, HLJ Xinda Group obtained a one-year short-term bank loan of RMB99.9 million (equivalent to US$14.3 million) from Bank of China. Pursuant to the loan contract, the amount of external guarantee provided by HLJ Xinda Group shall not exceed 20% of its net assets. As of December 31, 2019, the external guarantee amount was higher than 20% of its net assets, which resulted in a breach of the loan covenants, and Bank of China has the right to declare the above loan be immediately due and payable. For details of the guarantee, please refer to note 20.

(ii) As of December 31, 2019 and 2018, the Company had US$64.5 million and US$65.6 million of short-term bank loans secured by accounts receivables of US$92.2 million and US$94.6 million, respectively.

(iii) As of December 31, 2019 and 2018, the Company had US$14.3 million and US$69.5 million of short-term bank loans secured by restricted cash of US$1.4 million and US$70.9 million, respectively.

(iv) On October 2, 2019, Xinda Holding (HK) Company Limited ("Xinda Holding (HK)"), a wholly owned subsidiary of the Company, entered into a facility agreement for a one-year loan facility in an aggregate amount of US$135.0 million with a consortium of banks and financial institutions led by Industrial and Commercial Bank of China (Macau) Limited. The Company made the drawdown on December 18, 2019. The interest rate of the loan is 2.0% plus three-month LIBOR. The Company incurred agency fee and arrangement fee in the amount of US$7.2 million for the loan of which the unamortized balance was US$7.0 million as of December 31, 2019. Loan issuance costs are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the loan and amortized to interest expense using the effective interest rate of 9.92% as of December 31, 2019. As of December 31, 2019, the loan was secured by US$58.2 million restricted cash. Covenants of the syndicated loan facility included but not limited to: the consolidated tangible net worth of the Company shall not at any time be less than US$650 million (or its equivalent), the ratio of the consolidated total liabilities to consolidated total assets of the Company shall not at any time exceed 0.70:1.00, and interest cover in respect of each relevant period shall not be less than 2.50:1.00. As of December 31, 2019, the Company was in compliance with the loan covenants.

(v) In November 2019, the Company obtained a one-year short-term loan of RMB40.0 million (equivalent to US$5.7 million) from Bank of Inner Mongolia. As of December 31, 2019, the Company pledged inventories in amount of approximately US$40.1 million for the above loan and bills payable in amount of RMB142.0 million (equivalent to US$20.4 million) issued by Bank of Inner Mongolia.

(b) Non-current

	December 31,
	2019	2018
	US$	US$
Secured loans (i)	1,742,389	2,177,985
Unsecured loans (ii)	380,637,597	196,031,589
Syndicated loan facility	—	90,000,000
Less: current portion	(59,923,573)	(176,401,330)
Total long-term bank loans, excluding current portion	322,456,413	111,808,244

As of December 31, 2019 and 2018, the Company's long-term bank loans (excluding the current portion of long-term bank loans) bear a weighted average interest rate of 5.4% and 4.8% per annum, respectively.

(i) On December 26, 2018, the Company obtained a five-year secured loan of AED8.0 million (equivalent to US$2.2 million) from National Bank of Umm Al Qaiwain at an interest rate of three-month EBOR (2.21% as of December 31, 2019) plus 3.75%. The long-term loan was secured by an undated cheque of AED8.8 million (US$2.4 million) favouring the bank provided by Dubai Xinda. The cheque would not be cashed by the bank unless Dubai Xinda defaults. Principal will be repaid in ten half-yearly installments of AED0.8 million (equivalent to US$0.2 million) each. The Company repaid AED1.6 million (equivalent to US$0.5 million) during 2019.

In January 2019, the Company obtained a two-year secured loan of RMB500.0 million (equivalent to US$71.7 million) from China Construction Bank. The long-term loan was secured by the right of equity income of Sichuan Xinda. The registration of pledge was completed in January 2019. The loan was repaid in November and December 2019 and the equity pledge was terminated.

(ii) As of December 31, 2019 and 2018, the Company's long-term unsecured bank loans (excluding the current portion of long-term bank loans) bear a weighted average interest rate of 5.5% and 5.4% per annum, respectively. The Company’s long-term unsecured bank loans (excluding the current portion of long-term bank loans) will mature serially from 2021 to 2027.

In 2016 and 2017, the Company obtained long term unsecured loans of RMB135.0 million (equivalent to US$19.4 million) from Bank of China at an annual interest rate of 4.75%, and the loan balance as of December 31, 2019 was RMB95.0 million (equivalent to US$13.6 million), which will be due in 2020. As of December 31, 2019, the Company was providing external guarantees without the bank’s consent, in addition, inventory turnover for the year ended December 31, 2019 was below requirement of the financial covenants in the loan contract, which resulted in a breach of the loan covenants. According to the loan contract, Bank of China has the right to declare the above loans be immediately due and payable. For details of the guarantee, please refer to note 20. The loan balance of RMB95.0 million (equivalent to US$13.6 million) was classified as short-term bank loans in the consolidated balance sheets as of December 31, 2019.

Maturities on long-term bank loans (including current portion) are as follows:

December 31, 2019
US$
2020	59,923,573
2021	56,339,958
2022	40,572,061
2023	54,906,512
2024	41,627,819
After 2024	129,010,063
Total	382,379,986

Note 10 – Accrued expenses and other current liabilities

	As of December 31,
	2019	2018
	US$	US$
Payables for purchase of property, plant and equipment	12,445,494	53,059,897
Accrued freight expenses	17,665,998	25,908,990
Accrued interest expenses	15,650,965	8,873,532
Contract liabilities (i)	17,922,160	16,105,245
Non income tax payables	6,056,024	6,425,236
Others (ii)	16,809,747	16,553,998
Total accrued expenses and other current liabilities	86,550,388	126,926,898

(i) Contract liabilities mainly represent the advance received from customers in the PRC for the finished goods and raw materials purchases. The change in contract liabilities primarily represents the cash received, less amounts recognized as revenues during the period.

(ii) Others mainly represent accrued payroll and employee benefits, accrued audit and consulting fees, electricity fee and other accrued miscellaneous operating expenses.

Note 11 – Related party transactions

The related party transactions are summarized as follows:

	Years Ended December 31,
	2019	2018
	US$	US$
Transactions with related parties:

Revenues resulting from transactions with a related party:
Sales to Macromolecule Composite Materials (v)	1,040,485	—
Investing transactions with related parties:

Consideration for sales of Shanghai Sales (i)	—	7,285,231
Financing transactions with related parties:
Investment received in advance from Changmu (ii)	—	75,567,512
Refund of investment received in advance to Changmu (ii)	—	(75,567,512)
Proceeds of interest-free advances from Changmu	—	3,779,509
Repayment of interest-free loan to Changmu	—	(3,779,509)
Interest-free advances from Mr. Jie Han (the Chairman and Chief Executive Officer)	2,920,049	9,907,915
Interest-free advances from Mr. Jie Han’s wife	—	3,180,965
Interest-free advances from Mr. Jie Han’s son	8,760,147	728,523
Repayment of interest-free advances from Mr. Jie Han	(116,802)	—
Interest-free advances from senior management employees of HLJ Xinda Group and Sichuan Xinda	275,234	8,985,291
Repayment of interest-free advances from senior management employees in HLJ Xinda Group and Sichuan Xinda	(4,679,484)	(4,436,956)
Interest-free advances from Mr. Qingwei Ma (Chief Operating Officer)	9,425,891	—
Repayment of interest-free advances from Mr. Qingwei Ma	(8,265,781)	—
Interest-free advances from Macromolecule Composite Materials (iii)	63,488,212	—
Repayment of interest-free advances from Macromolecule Composite Materials (iii)	(63,017,445)	—
Total financing transactions with related parties	8,790,021	18,365,738

(i) On December 18, 2018, the Company entered into an agreement with Mr. Xiaohui Gao, General Manager of Heilongjiang Xinda Enterprise Group Shanghai New Materials Sales Company Limited (“Shanghai Sales”), to transfer the wholly owned equity from HLJ Xinda Group to Mr. Gao for a consideration of RMB50.0 million (equivalent to US$7.3 million). On December 19, 2018 the legal transfer was completed and the Company received the full consideration of US$7.3 million on April 11, 2019. The consideration received was included in cash flows from investing activities in the consolidated statements of cash flows for the year ended December 31, 2019.

(ii) On July 14, 2018, Xinda Holding (HK) entered into a subscription intent agreement with Changmu Investment (Beijing) Company Limited (“Changmu”), a company wholly controlled by Mr. Tiexin Han, the son of Mr. Jie Han, the Chief Executive Officer and Chairman of the Company. Pursuant to the terms of the agreement, HLJ Xinda Group received RMB500.0 million (equivalent to US$75.6 million) from Changmu on June 29, 2018 as deposits in order to subscribe newly authorized registered capital of HLJ Xinda Group subject to further negotiations. Due to the inability to reach agreement on the terms, both parties agreed not to proceed with any definitive agreement. Therefore, HLJ Xinda Group refunded the investment received in advance from Changmu in September 2018.

(iii) On December 26, 2018, Shanghai Sales set up Heilongjiang Xinda Macromolecule Composite Materials Company Limited (“Macromolecule Composite Materials”). On April 22, 2019, Shanghai Sales transferred 97.5% equity interest in Macromolecule Composite Materials to Harbin Shengtong Engineering Plastics Co. Ltd. ("Harbin Shengtong"). Mr. Xigang Chen, who was the general manager of Sichuan Xinda, was the general manager and principal shareholder of Harbin Shengtong.

Since Mr. Xigang Chen resigned from Sichuan Xinda on August 5, 2019, Macromolecule Composite Materials had ceased to be a related party of the Company.

The related party balances are summarized as follows:

	December 31,
	2019	2018
	US$	US$
Amounts due to related parties:
Mr. Jie Han	12,499,642	9,907,915
Mr. Jie Han’s wife	3,137,539	3,180,965
Mr. Jie Han’s son	9,317,393	728,523
Senior management employees in HLJ Xinda Group and Sichuan Xinda	150,589	4,548,335
Mr. Qingwei Ma	1,146,756	—
Total amounts due to related parties	26,251,919	18,365,738

Note 12 – Income Taxes

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

No provision for Hong Kong Profits Tax was made for Xinda Holding (HK) Co., Ltd. ("Xinda Holding (HK) "), (formerly known as Hong Kong Engineering Plastics Co., Ltd.), Xinda (HONGKONG) Macromolecule Material Limited and Xinda (HK) Trading as they did not have any assessable profits arising in or derived from Hong Kong for any of the periods presented.

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

China XD’s earnings from its subsidiaries in PRC and Dubai are subject to the U.S. federal income tax at 21%, less any applicable foreign tax credits. Due to its plan to indefinitely reinvest its earnings in the PRC, the Company has not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of US$799,118,243 and US$732,515,443 as of December 31, 2019 and 2018, respectively. In addition, due to its plan to indefinitely reinvest its earnings in Dubai, the Company has not provided for deferred income tax liabilities related to Dubai on undistributed earnings of US$149,014,511 and US$201,787,664 as of December 31, 2019 and 2018, respectively. The undistributed earnings as of December 31, 2017 were subject to the one-time repatriation tax under the Tax Act as a deemed repatriation of accumulated undistributed earnings from the foreign subsidiaries. However, the Company continues to plan to indefinitely reinvest its earnings in PRC and Dubai subsequent to the Tax Act. It is not practicable to estimate the amounts of unrecognized deferred income tax liabilities thereof.

The components of income (loss) before income taxes are as follows:

	Years Ended December 31,
	2019	2018
	US$	US$
US	(1,870,587)	(4,499,127)
BVI	(47)	2,578
Hong Kong SAR	(16,295,949)	(10,611,927)
Dubai	(52,773,153)	(4,340,642)
PRC, excluding Hong Kong SAR	88,031,912	95,475,652
Total income before income taxes	17,092,176	76,026,534

The Company's income tax expense (benefit) recognized in the consolidated statements of comprehensive income (loss) consists of the following:

	Years Ended December 31,
	2019	2018
	US$	US$
Current income tax expense-PRC	15,625,998	8,638,230
Current income tax expense-US	428,523	992,876
Deferred income tax benefit-PRC	(2,017,823)	(1,917,993)
Total income tax expense	14,036,698	7,713,113

The effective income tax rate based on income tax expense and income before income taxes reported in the consolidated statements of comprehensive income (loss) differs from the PRC statutory income tax rate of 25% due to the following:

	Years Ended December 31,
	2019	2018
	US$	US$

PRC statutory income tax rate	25%	25%
Increase (decrease) in effective income tax rate resulting from:
Tax rate differential on entities not subject to PRC income tax	85.0%	2.3%
Non-deductible expenses	10.0%	1.2%
Preferential tax rate	(16.7)%	(6.6)%
Change in valuation allowance	23.3%	4.0%
R&D additional deduction	(49.5)%	(15.0)%
Reversal of unrealized tax benefits	(21.4)%	(3.8)%
True-up prior year’s tax filing	16.2%	0.3%
Others	10.2%	2.7%
Effective income tax rate	82.1%	10.1%

The principal components of the Company's deferred income tax assets and deferred income tax liabilities are as follows:

	December 31,
	2019	2018
	US$	US$

Deferred income tax assets:
Tax loss carry forwards	14,313,575	10,559,911
Foreign currency contracts	—	—
Less: valuation allowance	(14,313,575)	(10,559,911)
Deferred income tax assets, net (included in other non-current assets)	—	—

Deferred income tax liabilities (included in other non-current liabilities):
Property, plant and equipment	4,613,524	6,716,921

The Research Institute was established with a registered capital of approximately US$0.4 million in 2007.  The Research Institute provided research and development services to the Company's ultimate end customers.  In December 2010, for tax purposes and because the Research Institute could not meet the Company's development needs, the Company dissolved the Research Institute and formed a new legal entity, Heilongjiang Xinda Enterprise Group Macromolecule Materials R&D Center Company Limited ("Research Center"). Based on applicable regulations promulgated by the local Civil Affairs Bureau, only the local government has the authority for the distribution of the assets of the Research Institute upon liquidation.  Therefore, the Company dissolved the Research Institute by distributing the net assets of the Research Institute in the amount of US$84.0 million to the local government. The difference between the net assets in the amount of US$84.0 million and the amount of the initial registered capital of US$0.4 million represents undistributed accumulated profit generated by the Research Institute from its inception date to its liquidation date.  Simultaneously, the local government granted the net assets back to the Research Center, the newly established subsidiary of Harbin Xinda in December 2010. The Research Center was established with a registered capital of approximately US$0.5 million funded by cash.  A loss equal to the net assets of the Research Institute distributed to the local government was recognized in other expenses and a government grant for the receipts of the same assets back from the local government was recognized as other income in the consolidated statements of comprehensive income (loss). Pursuant to the local tax regulations, the net assets granted to the Research Center are not subject to income tax to the extent the Research Center spends a total of US$84.0 million in five years from the date of grant.  The expenditures of US$84.0 million will not be deductible for income tax purposes.  As a result, the Company recognized a deferred income tax liability in the amount of US$21.5 million in connection with the net assets granted to the Research Center as of December 31, 2010.  To the extent that the Company has spent on research and development equipment during the five years from the date of grant, deferred income tax liabilities relating to the net assets of Research Institute granted to Research Center will be reclassified to deferred income tax liabilities relating to property, plant and equipment, and recognized in profit or loss over the useful life of the asset. The Company spent a total of US$84.0 million on research and development equipment by the end of December 31, 2015, and the deferred income tax liabilities was US$4,613,524 and US$6,716,921 as of December 31, 2019 and 2018, respectively.

The movements of the valuation allowance are as follows:

	Years Ended December 31,
	2019	2018
	US$	US$

Balance at the beginning of the year	10,559,911	7,818,069
Additions of valuation allowance	3,983,094	3,108,747
Reduction of valuation allowance	(229,430)	(366,665)
Expiration due to liquidation	—	(240)
Balance at the end of the year	14,313,575	10,559,911

The valuation allowance as of December 31, 2019 and 2018 was primarily provided for the deferred income tax assets of certain entities, which were at cumulative loss positions. As of December 31, 2019, for U.S. federal income tax purposes, the Company had tax loss carry forwards of (i) US$29,413,035 from subsidiaries in the PRC, of which US$8,480,529, US$5,431,116 and US$5,177,047 would expire by 2022, 2023 and 2024, respectively, if unused, and (ii) US$46,918,665 from subsidiaries in HK, which could be carried forward indefinitely to be offset against future profits. In view of the cumulative losses for the entities concerned, 100% valuation allowances were provided against their deferred income tax assets as of December 31, 2019 and 2018, which in the judgment of the management, are not more likely than not to be realized.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

	Years Ended December 31,
	2019	2018
	US$	US$

Balance at the beginning of the year	33,048,639	34,197,070
Increase related to current year tax positions	5,279,589	1,645,734
Decrease related to prior year tax positions	(3,622,159)	(2,794,165)
Balance at the end of the year	34,706,069	33,048,639

At December 31, 2019 and 2018, there are US$28,391,864 and US$26,882,183 of unrecognized tax benefits that if recognized, would affect the annual effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and does not recognize penalties. During the years ended December 31, 2019 and 2018, the Company recognized approximately US$1,819,859 and US$2,413,440 interest expense. The Company had approximately US$13,774,161 and US$12,172,418 for the interest accrued related to unrecognized tax benefits amounting to US$34,706,069 and US$32,981,190 as of December 31, 2019 and 2018, respectively. US$3,622,159 previously unrecognized tax benefits accrued in year 2013 and the related accrued interest amounting to US$3,159,411 were reversed during the year ended December 31, 2019 due to the expiration of five-year tax assessment period on May 31, 2019. The unrecognized tax benefits in year 2014 amounting to US$5,655,714 and related accrued interest amounting to US$4,665,964 were classified as current liabilities as the five-year tax assessment period will expire on May 31, 2020. As of December 31, 2019 and 2018, nil and US$67,449 of unrecognized tax benefit were presented as a reduction of the deferred income tax assets for tax loss carry forwards since the uncertain tax position would reduce the tax loss carry forwards under the tax law. The unrecognized tax benefits represent the estimated income tax expenses the Company would be required to pay, should the income tax rate used, taxable income and deductible expenses for tax purpose recognized in accordance with tax laws and regulations. The Company is currently unable to provide an estimate of a range of the total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.

The PRC tax authorities, US tax authorities and Hong Kong tax authorities have up to five years, three years and six years, respectively, to conduct examinations of the Company’s tax filings. Accordingly, the PRC subsidiaries’ tax years 2015 through 2019, the US subsidiaries’ tax years 2017 through 2019 and the Hong Kong subsidiaries’ tax years 2014 through 2019 remain open to examination by the respective taxing jurisdictions.

Note 13 – Deferred Income

On January 26, 2015, the Company entered into a memorandum and a fund support agreement (the "Agreement") with the People's Government of Shunqing District, Nanchong City, Sichuan Province ("Shunqing Government") pursuant to which Shunqing Government, through its investment vehicle, extended to the Company RMB350 million (equivalent to US$50.2 million) to support the construction of the Sichuan plant, which has been received in full in the form of government repayment of bank loans on behalf of the Company.

In addition, the Company has received RMB333.2 million (equivalent to US$47.8 million) from Shunqing Government and RMB6.4 million (equivalent to US$0.9 million) from Ministry of Finance of the People's Republic of China to support the construction and RMB7.5 million (equivalent to US$1.1 million) special funds of ministerial key research projects from Ministry of Science and Technology of PRC as of December 31, 2019.

The Company has also received RMB45.0 million (equivalent to US$6.4 million) from Harbin Bureau of Finance to support the construction of the 300,000 metric tons of biological composite materials project in Heilongjiang as of December 31, 2019.

Since the funding is related to the construction of long-term assets, the amounts were recognized as government grant, which is included in deferred income on the consolidated balance sheets, and to be recognized as other income in the consolidated statements of comprehensive income (loss) over the periods and in the proportions in which depreciation expense on the long-term assets is recognized.

The Sichuan factory has been operational since July 2016. A cumulative RMB115.5 million (equivalent to US$16.6 million) government grants have been amortized as other income proportionate to the depreciation of the related assets, of which RMB35.7 million (equivalent to US$5.1 million) was amortized in the year ended December 31, 2019.

The Company also received RMB36.0 million (equivalent to US$5.2 million) from Shunqing Government with respect to interest subsidy for bank loans. A cumulative RMB16.4 million (equivalent to US$2.4 million) government grants have been amortized as other income in line with the amount of related loan interest accrued.

Note 14 – Other non-current liabilities

	December 31,
	2019	2018
	US$	US$

Income tax payable-noncurrent (i)	86,414,852	92,461,068
Deferred income tax liabilities (Note 12)	4,613,524	6,716,921
Others	—	2,395,783
Total other non-current liabilities	91,028,376	101,573,772

(i) Income tax payable-noncurrent represents the repatriation tax, the accumulative balance of unrecognized tax benefits since 2015 and related accrued interest. According to the Tax Cuts and Jobs Act enacted on December 22, 2017, the management recognized the amount of U.S. tax corporate income tax is US$70,965,148 based on the deemed repatriation to the United States of accumulated earnings mandated by the U.S. tax reform, US$22,708,848 of which due payable within one year was classified as current liabilities.

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

On September 26, 2019, the Company delivered an irrevocable notice to MSPEA Modified Plastics Holding Limited, and exercised its right for the mandatory conversion of each outstanding Series D Preferred Stock into 16,000,000 fully paid and nonassessable shares of common stock. As a result, 16,000,000 shares of Series D Preferred Stock were thus converted into 16,000,000 shares of common stock.

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

Nonvested shares

A summary of the nonvested shares activity for the years ended December 31, 2019 and 2018 is as follows:

	Number of Nonvested Shares	Weighted Average Grant date Fair Value
		US$
Outstanding as of January 1, 2018	161,110	7.49
Granted	560,000	4.40
Vested	(721,110)	4.76
Outstanding as of December 31, 2018 and 2019	—	—

The total fair value of shares vested during the years ended December 31, 2019 and 2018 was nil and US$3,432,484, respectively.

The Company recognized nil and US$2,678,811 of compensation expense in general and administrative expenses relating to nonvested shares for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, there was nil unrecognized compensation cost relating to nonvested shares.

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

During the year ended December 31, 2018, the performance condition was met and the options of 500,000 shares were vested. General and administrative expenses were recorded for the year ended December 31, 2018.

A summary of stock options activity for the years ended December 31, 2019 and 2018 is as follows.

	Number of Options Outstanding	Weighted Average Exercise Price
		US$
Outstanding as of January 1, 2018	—	—
Granted	500,000	0.24
Exercised	(500,000)	0.24
Outstanding as of December 31, 2018 and 2019	—	—

The Company recognized nil and US$675,000 of share-based compensation expense in general and administration expenses relating to stock options for the years ended December 31, 2019 and 2018, respectively.

Note 18 – Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Years Ended December 31,
	2019	2018
	US$	US$
Numerator:
Net income	3,055,478	68,313,421
Less:
Earnings allocated to participating Series D convertible preferred stock	(536,164)	(16,459,431)
Earnings allocated to participating nonvested shares	—	(119,506)
Net income for basic and diluted earnings per share	2,519,314	51,734,484

Denominator:
Denominator for basic earnings per share	55,200,896	50,290,425
Denominator for diluted earnings per share	55,200,896	50,290,425

Earnings per common share:
Basic and diluted earnings per common share	0.05	1.03

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the years ended December 31, 2019 and 2018, because their effects are anti-dilutive:

	Years Ended December 31,
	2019	2018
	US$	US$
Numerator:
Shares issuable upon conversion of Series D convertible preferred stocks	11,747,945	16,000,000

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

For the years ended December 31, 2019 and 2018, China XD's subsidiaries in the PRC made appropriations to the reserve fund of RMB26.0 million (equivalent to US$3.8 million) and RMB72.3 million (equivalent to US$10.9 million), respectively. As of December 31, 2019 and 2018, the accumulated balance of the statutory surplus reserve was RMB346.7 million (equivalent to US$53.4 million) and RMB320.7 million (equivalent to US$ 49.7 million), respectively.

Note 20 – Commitments and contingencies

(1) Sichuan plant construction and equipment purchase

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion in property, plant and equipment and approximately RMB0.6 billion in working capital, for the construction of Sichuan plant. As of December 31, 2019, the Company has a remaining commitment of RMB54.8 million (equivalent to US$7.9 million) mainly for facility construction.

In September 2016, Sichuan Xinda Enterprise Group Co., Ltd. ("Sichuan Xinda") entered into equipment purchase contracts with Harbin Hailezi Science and Technology Co., Ltd. ("Hailezi") for a consideration of RMB17.0 million (equivalent to US$2.4 million) to purchase storage facility and testing equipment. Afterward, Sichuan Xinda cancelled two contracts with Hailezi for a consideration of RMB1.6 million (equivalent to US$0.2 million). As of December 31, 2019, Sichuan Xinda has a remaining commitment of RMB9.4 million (equivalent to US$1.3 million).

On October 20, 2016, Sichuan Xinda entered into an equipment purchase agreement purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of RMB89.8 million (equivalent to US$12.9 million) to purchase certain production and testing equipment. As of December 31, 2019, the Company has a commitment of RMB55.9 million (equivalent to US$8.0 million).

On November 15, 2016 and February 20, 2017, Sichuan Xinda entered into decoration contracts with Beijin Construction to perform indoor and outdoor decoration work for a consideration of RMB240.5 million (equivalent to US$34.5 million). On June 10, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform ground decoration work for a consideration of RMB23.8 million (equivalent to US$3.4 million). As of December 31, 2019, the Company has a remaining commitment of RMB142.9 million (equivalent to US$20.5 million).

Pursuant to the Nanchong Project mentioned in Note 7 (i), Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB2,242.8 million (equivalent to US$321.5 million) to purchase production equipment and testing equipment in March 2017. By the end of June 2017, Sichuan Xinda was about to launch a system including MES, SAP, ERP and CRM which caused the equipment of original contracts with Hailezi cannot meet the production requirement. Thus the original contracts have been partially terminated with the uncancelled contract amount to be RMB19.9 million (equivalent to US$2.9 million). As of December 31, 2019, Sichuan Xinda has a remaining commitment of RMB1.9 million (equivalent to US$0.3 million).

In connection with the Nanchong Project, on June 21, 2018, Sichuan Xinda entered into another equipment purchase contracts with Hailezi to purchase production equipment and testing equipment for a consideration of RMB1.9 billion (equivalent to US$272.4 million). Pursuant to the contract with Hailezi, Sichuan Xinda has a remaining commitment of RMB190.0 million (equivalent to US$27.3 million).

(2)  Heilongjiang plant construction and equipment purchase

In connection with the equipment purchase contracts with Hailezi signed on September 26, 2016, February 28, 2017 and September 25, 2019 to purchase storage facility and other equipment mentioned in Note 7 (i), HLJ Xinda Group has a remaining commitment of RMB77.5 million (equivalent to US$11.1 million) as of December 31, 2019.

In connection with the "HLJ Project" mentioned in Note 7 (i), pursuant to the three investment agreements, the project total capital expenditure will be RMB4,015.0 million (equivalent to be US$575.5 million), among which the investment in fixed assets shall be no less than RMB3,295.0 million (equivalent to US$472.3 million) in total. Pursuant to the contracts with Hailezi signed in November 2017 and 2019 for 100,000 metric tons of engineering plastics located in Harbin mentioned in Note 7 (i), HLJ Xinda Group has a remaining commitment of RMB37.8 million (equivalent to US$5.4 million) as of December 31, 2019.

In connection with the HLJ project, on June 25, 2018 and July 12, 2018, HLJ Xinda Group entered into two equipment purchase contracts with Hailezi to purchase production equipment, which will be used for 300,000 metrics tons of biological based composite material, located in Harbin, for a consideration of RMB1,906.8 million (equivalent to US$273.3 million). Pursuant to the contracts with Hailezi, HLJ Xinda Group has a remaining commitment of RMB1,366.8 million (equivalent to US$195.9 million) as of December 31, 2019.

In connection with the equipment purchase contracts with Hailezi for Qinling Road Project and Jiangnan Road Project mentioned in Note 7 (i), the Company has remaining commitments of RMB32.4 million (equivalent to US$4.6 million) and RMB142.7 million (equivalent to US$20.5 million) for Qinling Road Project and Jiangnan Road Project respectively.

(3)  Dubai equipment purchase

On May 31, 2019, Dubai Xinda entered into an equipment purchase contract with Peaceful for a total consideration of US$18.8 million. As of December 31, 2019, the Company has a remaining commitment of US$3.7 million.

(4)   Xinda CI (Beijing) office building decoration

On March 30, 2017, Xinda CI (Beijing) Investment Holding Co., Ltd. ("Xinda Beijing Investment") entered into a decoration contract with Beijing Fangyuan Decoration Engineering Co.,Ltd. for a total consideration of RMB5.8 million (equivalent to US$0.8 million) to decorate office building. As of December 31, 2019, the Company has a remaining commitment of RMB3.8 million (equivalent to US$0.5 million).

On June 9, 2017, Xinda CI (Beijing) entered into a decoration contract with Beijing Zhonghongwufang Stone Co., Ltd for a total consideration of RMB1.2 million (equivalent to US$0.2 million) to decorate office building. As of December 31, 2019, the Company has a remaining commitment of RMB0.6 million (equivalent to US$0.1 million).

(5) Guarantees

On December 25, 2018, HLJ Xinda Group, Sichuan Xinda and Mr. Jie Han provided guarantee to Shanghai Sales obtaining a one-year loan of RMB500.0 million (equivalent to US$71.7) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.09% from December 25, 2018 to December 24, 2019. On December 24, 2019, the loan was extended to October 23, 2020. If Shanghai Sales does not repay the above loan when due, HLJ Xinda Group, Sichuan Xinda and Mr. Jie Han shall be obliged to repay the RMB500.0 million loan. The loan was subsequently repaid early by Shanghai Sales in April 2020.

On April 15, 2019, Sichuan Xinda provided guarantee to Shanghai Sales obtaining a one-year loan of RMB800.0 million (equivalent to US$114.7 million) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.09% from April 15, 2019 to April 14, 2020. If Shanghai Sales does not repay the above loan when due, Sichuan Xinda shall be obliged to repay the RMB800.0 million loan. The loan was subsequently repaid by Shanghai Sales in April 2020.

On December 3, 2019, HLJ Xinda Group provided guarantee to Macromolecule Composite Materials obtaining a one-year loan of RMB612.2 million (equivalent to US$87.8 million) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.25%. If Macromolecule Composite Materials does not repay the above loan when due, HLJ Xinda Group shall be obliged to repay the RMB612.2 million loan. The loan was subsequently repaid early in April 2020.

In the event of Shanghai Sales and Macromolecule Composite Materials default on the loans, the Company’s material loss contingency would be RMB1,951.0 million (equivalent to US$279.7 million), including estimated interest expenses of RMB38.8 million (equivalent to US$5.6 million) as of December 31, 2019. As the Company estimated that the potential material loss contingency was not probable, no accrual for a loss contingency was recognized for the year ended December 31, 2019.

Note 21 – Revenues

Revenues consist of the following:

	Years Ended December 31,
	2019	2018
	US$	US$

Modified Polyamide 66 (PA66)	426,970,992	316,646,777
Modified Polyamide 6 (PA6)	338,252,200	243,889,834
Plastic Alloy	245,295,838	324,741,846
Modified Polypropylene (PP)	126,535,244	223,388,535
Modified Acrylonitrile butadiene styrene (ABS)	50,053,441	32,232,757
Polyoxymethylenes (POM)	6,906,902	10,587,174
Polyphenylene Oxide (PPO)	32,383,107	17,070,145
Polylactide (PLA)	65,142,028	94,483,496
Polyethylene (PE)	11,546,204	11,012,364
Semi-finished goods	144,378,419	—
Raw materials	740,451	780,354
Total Revenue	1,448,204,826	1,274,833,282

Note 22 – Gains and losses on disposal of subsidiaries

On December 18, 2018, HLJ Xinda Group entered into an agreement with Mr. Xiaohui Gao, the General Manager of Shanghai Sales, to transfer the wholly owned equity of Shanghai Sales from HLJ Xinda Group to Mr. Gao for a cash consideration of RMB50.0 million (equivalent to US$7.3 million) as a result of group restructuring to streamline resources and improve operating efficiency.

The legal transfer was completed on December 19, 2018 and the Company recorded losses of US$0.2 million on disposal of Shanghai Sales for the year ended December 31, 2018.

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

The legal transfer was completed on February 1, 2019 and the Company recorded gains of US$0.5 million on disposal of Shanghai New Materials R&D for the year ended December 31, 2019.

Note 23 – Selected Quarterly Financial Information (Unaudited)

The following tables show a summary of the Company's quarterly financial information for each of the four quarters of 2019 and 2018 (in millions, except gross margin and per share amounts):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2019:
Revenues	$310.5	$373.2	$463.1	$301.5
Gross profit	$43.7	$60.1	$65.3	$50.3
Net income	$(65.0)	$17.0	$40.1	$11.0

Earnings per share
Basic	$(0.97)	$0.25	$0.60	$0.16
Diluted	$(0.97)	$0.25	$0.60	$0.16

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2018:
Revenues	$349.8	$297.2	$317.3	$310.5
Gross profit	$62.4	$47.2	$56.1	$53.9
Net income	$13.0	$9.0	$27.2	$19.1

Earnings per share
Basic	$0.20	$0.13	$0.41	$0.29
Diluted	$0.20	$0.13	$0.41	$0.29

Note 24 – Geographic Information

The following summarizes the Company's revenues from the following geographic areas (based on the location of the operating units):

	Years Ended December 31,
	2019	2018

Revenues (in US$ millions)
PRC	1,387.0	1,259.8
Dubai, UAE	61.2	15.0
Total	1,448.2	1,274.8

The following summarizes the Company's Long-lived assets (including property, plant and equipment, net, land use rights, net, long-term prepayments to equipment and construction suppliers, other non-current assets and operating lease right-of-use assets, net) from the following geographic areas (based on the location of the operating units):

	December 31,
	2019	2018

Long-lived assets (in US$ millions)
PRC	993.2	966.3
Dubai, UAE	377.8	373.3
Total	1,371.0	1,339.6

 Note 25 - Leases

As discussed in Note 2, effective January 1, 2019, the Company adopted Topic 842. At the inception of a contract, the Company determines if the arrangement is, or contains, a lease. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Rent expense is recognized on a straight-line basis over the lease term.

The Company has made certain accounting policy elections whereby it does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less). All of the Company’s existing leases as of December 31, 2019 were classified as operating leases. As of December 31, 2019, the Company had operating leases for land use rights and office with remaining terms expiring from 2022 through 2085. The weighted average remaining lease term excluding land use rights as of December 31, 2019 was 17.3 years. Weighted average discount rate used in the calculation of the lease liabilities was 6.7%. The discount rate reflects the estimated incremental borrowing rate, which includes an assessment of the credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to the lease payments in a similar economic environment.

Lease cost for the year ended December 31, 2019 is as follows:

Year ended December 31,
2019
US$
Operating lease cost	2,307,891
Short-term lease cost	846,060
Total lease cost	3,153,951

As of December 31, 2019, the maturities of the operating lease liabilities are as follows:

Remaining Lease Payments US$
2020	1,386,090
2021	1,408,563
2022	1,408,943
2023	1,424,818
2024	1,444,137
Thereafter	20,579,122
Total remaining lease payments	27,651,673
Less: imputed interest	(11,833,684)
Total operating lease liabilities	15,817,989
Less: current portion	(1,388,555)
Non-current operating lease liabilities	14,429,434
Weighted-average remaining lease term	17.3 years
Weighted-average discount rate	6.7%

Supplemental cash flow information related to leases is as follows:

Year ended December 31,
Supplemental disclosure of cash flow information:	2019
US$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,084,533

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

Note 26 - Subsequent Event

Management has considered subsequent events through June 1, 2020, which was the date the consolidated financial statements were issued.

In December 2019, a novel strain of coronavirus was reported in Wuhan, China. On March 11, 2020, the World Health Organization categorized it as a pandemic. Since January 2020, the rapid spread of COVID-19 has resulted in increased travel restrictions and disruption and shutdown of businesses in the PRC. The Company has temporarily closed its manufacturing facilities and corporate offices in accordance with the requirement of the PRC government, and requested its employees to work remotely. Due to difficulties resulting from the COVID-19 outbreak, including, but not limited to, the temporary closure of the Company’s factory and operations beginning in early February, limited support from the Company’s employees, delayed access to raw material supplies and inability to deliver products to customers on a timely basis, the Company’s business was negatively impacted and is expected to generate lower revenue and net income during the period from February to April 2020. The Company resumed operations in early March 2020 and, as such, the extent of the impact of COVID-19 on the Company’s results of operations and financial condition will depend on future developments, including the duration and spread of the outbreak and the impact on the Company’s customers, which are still uncertain and cannot be reasonably estimated at this point of time.

