Form 10-Q
period 2020-03-31
China XD Plastics Co Ltd
filed 2020-06-29
CIK 1353970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of June 25, 2020, the registrant had 66,948,841 shares of common stock, par value US$0.0001 per share, outstanding.

EXPLANATORY NOTE

China XD Plastic Company Limited (the “Company”) is filing this quarterly report on Form 10-Q for the period ended March 31, 2020 (“Quarterly Report”), in reliance on an order issued by the Securities and Exchange Commission (the “SEC”) on March 25, 2020 (which extended and superseded a prior order issued on March 4, 2020), pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (Release No. 34-88465) (the “Order”), regarding exemptions granted to certain public companies. The Order allows a registrant up to an additional 45 days after the original due date of certain reports required to be filed with the SEC if a registrant’s ability to file such report timely is affected due to COVID-19.

The Company previously filed, on May 13, 2020, a Current Report on Form 8-K (the “Current Report”) indicating its intention to rely on the Order. As stated in the Current Report, the Company required additional time to finalize the Quarterly Report due to the outbreak of COVID-19 in the PRC. As a result of the COVID-19 pandemic, the Company has temporarily closed its manufacturing facilities and offices in the PRC in accordance with the requirements of the PRC government, and requested its employees to work remotely. Employees affected include certain of the Company’s financial reporting staff responsible for assisting the Company in the preparation of its financial statements. The Company has also been delayed in preparing the Quarterly Report due to delays in obtaining information from third parties who have similarly been unavailable and impacted by COVID-19. This has, in turn, delayed the Company’s ability to complete its financial reporting process and prepare the Quarterly Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	12,207,324	17,201,775
Restricted cash	178,226,530	211,231,244
Accounts receivable, net of allowance for doubtful accounts	240,122,877	222,072,053
Inventories	630,113,470	642,509,534
Prepaid expenses and other current assets	241,746,951	171,848,122
Total current assets	1,302,417,152	1,264,862,728
Property, plant and equipment, net	820,918,992	830,319,716
Long-term prepayments to equipment and construction suppliers	501,506,656	495,570,421
Operating lease right-of-use assets, net	43,397,951	44,149,955
Other non-current assets	736,405	979,428
Total assets	2,668,977,156	2,635,882,248

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank loans, including current portion of long-term bank loans	672,728,013	680,174,859
Bills payable	361,060,465	400,671,063
Accounts payable	63,095,261	57,458,673
Amounts due to related parties	25,856,105	26,251,919
Income taxes payable	22,473,490	26,458,837
Operating lease liabilities, current	1,417,224	1,388,555
Accrued expenses and other current liabilities	121,655,283	86,550,388
Total current liabilities	1,268,285,841	1,278,954,294
Long-term bank loans, excluding current portion	345,155,760	322,456,413
Deferred income	90,031,695	92,639,620
Operating lease liabilities, non-current	14,336,361	14,429,434
Mandatorily redeemable noncontrolling interests	45,870,912	—
Other non-current liabilities	92,544,380	91,028,376
Total liabilities	1,856,224,949	1,799,508,137

Stockholders' equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 66,969,841 shares issued, 66,948,841 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	6,697	6,697
Treasury stock, 21,000 shares at cost	(92,694)	(92,694)
Additional paid-in capital	184,208,447	184,208,447
Retained earnings	709,120,874	720,159,368
Accumulated other comprehensive loss	(80,491,217)	(67,907,807)
Total stockholders' equity	812,752,207	836,374,111
Commitments and contingencies	—	—
Total liabilities and stockholders' equity	2,668,977,156	2,635,882,248

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three-Month Period Ended March 31,
	2020	2019
	US$	US$

Revenues	144,837,678	301,466,007
Cost of revenues	(139,599,821)	(251,136,339)
Gross profit	5,237,857	50,329,668

Selling expenses	(115,911)	(277,820)
General and administrative expenses	(6,030,126)	(8,775,385)
Research and development expenses	(3,841,792)	(10,062,186)
Total operating expenses	(9,987,829)	(19,115,391)

Operating income (loss)	(4,749,972)	31,214,277

Interest income	265,622	435,779
Interest expense	(17,916,189)	(17,500,277)
Foreign currency exchange gains (losses)	2,368,139	(2,140,865)
Gains on disposal of a subsidiary	—	518,491
Government grant	9,882,937	2,094,937
Total non-operating expense, net	(5,399,491)	(16,591,935)

Income (loss) before income taxes	(10,149,463)	14,622,342

Income tax expense	(889,031)	(3,641,627)

Net income (loss)	(11,038,494)	10,980,715
Earnings (loss) per common share:
Basic and diluted	(0.16)	0.16

Net income (loss)	(11,038,494)	10,980,715

Other comprehensive income (loss)
Foreign currency translation adjustment, net of nil income taxes	(12,583,410)	14,670,801
Comprehensive income (loss)	(23,621,904)	25,651,516

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Period Ended March 31,
	2020	2019
	US$	US$
Cash flows from operating activities:
Net cash (used in) provided by operating activities	(89,161,481)	66,949,790

Cash flows from investing activities:
Purchase of and deposits for property, plant and equipment	(20,075,023)	(11,471,899)
Cash disposed for sales of a subsidiary	—	(3,217)
Net cash used in investing activities	(20,075,023)	(11,475,116)

Cash flows from financing activities:
Proceeds from bank borrowings	167,239,924	357,291,327
Repayment of bank borrowings	(139,844,356)	(281,123,795)
Proceeds from interest-free advances from a related party	—	289,298
Capital injection from noncontrolling interests	46,621,719	—
Payments of issuance cost for syndicated loans	126,012	—
Net cash provided by financing activities	74,143,299	76,456,830

Effect of foreign currency exchange rate changes on cash, cash equivalents, and restricted cash	(2,905,960)	7,289,967
Net (decrease) increase in cash, cash equivalents, and restricted cash	(37,999,165)	139,221,471

Cash, cash equivalents, and restricted cash at beginning of period	228,433,019	366,991,840
Cash, cash equivalents, and restricted cash at end of period	190,433,854	506,213,311

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	14,824,755	13,316,939
Income taxes paid	3,483,082	2,276,847
Non-cash investing and financing activities:
Accrual for purchase of equipment and construction included in accrued expenses and other current liabilities	5,359,491	1,181,670

The following table shows a reconciliation of cash, cash equivalents and restricted cash on the condensed consolidated balance sheets to that presented in the above condensed consolidated statements of cash flows.

	March 31,	March 31,
	2020	2019
	US$	US$
Cash and cash equivalents	12,207,324	78,891,580
Restricted cash	178,226,530	427,321,731
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	190,433,854	506,213,311

See accompanying notes to unaudited condensed consolidated financial statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation and significant concentrations and risks

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by rules and regulations of the United States Securities and Exchange Commission ("SEC"). The condensed consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements of China XD Plastics Company Limited ("China XD") and subsidiaries (collectively, the "Company"). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of comprehensive income, changes in equity and cash flows for the year then ended, included in the Company's Annual Report on Form 10-K filed with the SEC on June 1, 2020.

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2020, the results of operations and cash flows for the three-month periods ended March 31, 2020 and 2019, have been made.

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

(b) Accounting pronouncement adopted in 2020

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. The Company has adopted the standard on January 1, 2020 and there was no material impact on its consolidated financial statements as a result of the adoption.

(c) Significant concentrations and risks

Sales concentration

The Company sells its products primarily through approved distributors in the People's Republic of China (the "PRC"). The Company's sales are highly concentrated. Sales to distributors individually exceeded 10% of the Company's revenues for the three-month periods ended March 31, 2020 and 2019, are as follows:

	For the Three-Month Period Ended March 31,
	2020		2019
	US$	%	US$	%
Distributor A, located in PRC	25,912,864	17.9%	56,499,732	18.7%
Distributor B, located in PRC	16,906,023	11.7%	22,368,237	*
Distributor C, located in PRC	15,442,017	10.7%	27,324,588	*
Distributor D, located in PRC	13,985,186	*	32,491,923	10.8%
Distributor E, located in PRC	—	—	33,931,975	11.3%

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

Purchase concentration of raw materials and equipment

The principal raw materials used for the Company's production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon. The Company purchases substantially all of its raw materials through a limited number of distributors.  Raw material purchases from these distributors, which individually exceeded 10% of the Company's total raw material purchases, accounted for approximately 15.4% (one distributor) and 37.8% (three distributors), of the Company's total raw material purchases for the three-month periods ended March 31, 2020 and 2019, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company's business, financial position and results of operations.

Cash concentration

Cash and short-term restricted cash mentioned below maintained at banks consist of the following:

	March 31, 2020	December 31, 2019
	US$	US$
Renminbi (“RMB”) denominated bank deposits with:
Financial Institutions in the PRC	187,852,350	226,488,069
Financial Institutions in Hong Kong Special Administrative Region ("Hong Kong SAR")	8,134	8,134
U.S. dollar denominated bank deposits with:
Financial Institution in the U.S.	5,939	3,057
Financial Institutions in the PRC	16,825	16,868
Financial Institution in Hong Kong SAR	524,067	590,131
Financial Institution in Macau Special Administrative Region ("Macau SAR")	1,290,068	1,288,792
Financial Institution in Dubai, UAE	646,923	4,549
HK dollar denominated bank deposits with:
Financial institution in Hong Kong SAR	156	156
Dirham denominated bank deposits with:
Financial institution in Dubai, UAE	89,392	33,263

The bank deposits with financial institutions in the PRC are insured by the government authority for up to RMB500,000. The bank deposits with financial institutions in the Hong Kong SAR are insured by the government authority for up to HK$500,000. The bank deposits with financial institutions in the Macau SAR are insured by the government authority for up to MOP$500,000. The bank deposits with financial institutions in the Dubai, UAE are not insured by the government authority. Total bank deposits amounted to $1,137,148 and $1,063,709 are insured as of March 31, 2020 and December 31, 2019, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts. To limit exposure to credit risk, the Company primarily places bank deposits with large financial institutions in the PRC, Hong Kong SAR, Macau SAR and Dubai, UAE with acceptable credit rating.

Cash deposits in bank that are restricted as to withdrawal or usage for up to 12 months are reported as restricted cash in the consolidated balance sheets.

Short-term bank deposits that are pledged as collateral for bills payable relating to purchases of raw materials are reported as restricted cash and amounted to US$119,376,139 and US$151,498,873 as of March 31, 2020 and December 31, 2019, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company.

Short-term bank deposits that are related to government grant are reported as restricted cash and amounted to US$68,805 and US$69,879 as of March 31, 2020 and December 31, 2019, respectively.

Short-term bank deposits that are pledged for the US$135.0 million syndicated loans obtained from a consortium of banks led by the Industrial and Commercial Bank of China (Macau) Limited are reported as restricted cash and amounted to US$57,370,173 and US$58,229,047 as of March 31, 2020 and December 31, 2019, respectively, for details of the syndicated loans please refer to note 7.

Short-term bank deposits that are pledged as collateral to settle US$14.1 million of short-term bank loans obtained from Postal Savings Bank of China are reported as restricted cash and amounted to US$1,411,413 and US$1,433,445 as of March 31, 2020 and December 31, 2019, respectively.

Note 2 – Accounts receivable

Accounts receivable consists of the following:

	March 31, 2020	December 31, 2019
	US$	US$

Accounts receivable	302,971,312	284,921,071
Allowance for doubtful accounts	(62,848,435)	(62,849,018)
Accounts receivable, net	240,122,877	222,072,053

As of March 31, 2020 and December 31, 2019, the accounts receivable balances also include notes receivable in the amount of US$623,313 and US$107,845, respectively.  As of March 31, 2020 and December 31, 2019, US$80,726,025 and US$92,198,221, respectively, of accounts receivable are pledged for the short-term bank loans.

There was no accrual of additional provision or write-off of accounts receivable for the three-month periods ended March 31, 2020 and 2019.

As of December 31, 2019, accounts receivable of US$62.8 million from the Company’s customer in UAE was overdue and the customer failed to make payments under the agreed extended repayment plan. Based on its assessment of the collectability of the amounts due from the customer, the Company provided an allowance for doubtful accounts of US$62.8 million for the year ended December 31, 2019.

The following table provides an analysis of the aging of accounts receivable as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	US$	US$
Aging:
– current	170,086,977	189,180,366
– 1-3 months past due	67,773,417	45,363,405
– 4-6 months past due	32,377,186	28,865,350
– 7-12 months past due	21,381,387	5,703,612
– greater than one year past due	11,352,345	15,808,338
Total accounts receivable	302,971,312	284,921,071

Note 3 – Inventories

Inventories consist of the following:

	March 31, 2020	December 31, 2019
	US$	US$

Raw materials and semi-finished goods	624,098,715	637,278,817
Finished goods	6,014,755	5,230,717
Total inventories	630,113,470	642,509,534

As of March 31, 2020 and December 31, 2019, the Company pledged inventories in amount of approximately US$39.5 million and US$40.1 million, respectively, for a one-year short-term loan and bills payable, details refer to Note 7.

There were no write down of inventories for the three-month periods ended March 31, 2020 and 2019.

Note 4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2020	December 31, 2019
	US$	US$

Advances to suppliers (i)	230,107,855	118,166,925
Value added taxes receivables (ii)	3,016,226	6,239,719
Receivables from Hong Kong Grand Royal Trading Co., Ltd.(iii)	—	42,566,949
Interest receivable (iv)	592,696	615,049
Others (v)	8,030,174	4,259,480
Total prepaid expenses and other current assets	241,746,951	171,848,122

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

(iii) Hong Kong Grand Royal Trading Co., Ltd. (“Hong Kong Grand Royal”) is a raw material supplier of AL Composites Materials FZE ("Dubai Xinda"). Dubai Xinda has prepaid US$48.2 million to Hong Kong Grand Royal in 2017 for purchase of raw materials. Due to the price fluctuation of raw materials, Hong Kong Grand Royal could not purchase and deliver the raw materials to Dubai Xinda. In July 2019, both parties entered into a supplemental agreement to cancel the original purchase agreements and Hong Kong Grand Royal shall settle the advance payment. The US$42.6 million advance payment as of December 31, 2019 was settled during the three-month period ended March 31, 2020.

(iv) Interest receivable mainly represents interest income accrued from restricted cash.

(v)  Others mainly include prepaid miscellaneous service fee, staff advance and prepaid rental fee.

Note 5 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	March 31, 2020	December 31, 2019
	US$	US$

Machinery, equipment and furniture	515,367,118	575,317,840
Motor vehicles	1,826,586	1,709,182
Workshops and buildings	154,460,932	156,256,761
Construction in progress	358,948,653	335,245,525
Total property, plant and equipment	1,030,603,289	1,068,529,308
Less accumulated depreciation	(209,684,297)	(238,209,592)
Property, plant and equipment, net	820,918,992	830,319,716

For the three-month periods ended March 31, 2020 and 2019, the Company capitalized US$1,337,039 and US$387,324 of interest costs as a component of the cost of construction in progress. Depreciation expense on property, plant and equipment was allocated to the following expense items:

	Three-Month Period Ended March 31,
	2020	2019
	US$	US$
Cost of revenues	12,256,776	13,458,983
Selling expenses	4,496	1,823
General and administrative expenses	610,603	686,523
Research and development expenses	712,729	1,022,123
Total depreciation expense	13,584,604	15,169,452

Note 6 - Prepayments to equipment and construction suppliers

	March 31, 2020	December 31, 2019
	US$	US$

Hailezi (i)	455,556,448	468,529,714
Beijin Construction (ii)	6,858,385	6,795,439
Peaceful Treasure Limited(iii)	21,472,360	19,967,014
Xinda High-Tech (iv)	16,979,295	—
Others	640,168	278,254
Total prepayments to equipment and construction suppliers	501,506,656	495,570,421

(i) On September 26, 2016 and February 28, 2017, HLJ Xinda Group entered into equipment purchase contracts with Hailezi for a total consideration of RMB782.2 million (equivalent to US$110.4 million) to purchase storage facility and other equipment, which will be used for upgrading the storage system of warehouse located in Harbin, China. Pursuant to the contracts with Hailezi, HLJ Xinda Group prepaid RMB621.6 million (equivalent to US$87.7 million) during the first quarter of 2017.  Due to a redesign of outdoor storage facility in June 2017, HLJ Xinda Group entered into a supplementary agreement with Hailezi, which decreased the original contract amount to RMB283.7 million (equivalent to US$40.0 million). Hailezi refunded RMB369.1 million (equivalent to US$52.1 million) to HLJ Xinda Group on June 22, 2017. On September 25, 2019, HLJ Xinda Group entered into a supplementary agreement with Hailezi, pursuant to which the total contract amount was increased to RMB332.5 million (equivalent to US$46.9 million). As of March 31, 2020, HLJ Xinda Group has prepaid RMB255.0 million (equivalent to US$36.1 million) for the above contracts.

On July 21, 2017, HLJ Xinda Group entered into three investment agreements with the Management Committee of Harbin Economic- Technological Development Zone with respect to the industrial project for 300,000 metric tons of biological composite materials, the industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics and the industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory (the "HLJ Project"). In order to fulfill the agreements, HLJ Xinda Group entered into an equipment purchase contract with Hailezi to purchase production equipment in November 2017, which will be used for 100,000 metric tons of engineering plastics located in Harbin, for a consideration of RMB939.7 million (equivalent to US$132.6 million). Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB920.9 million (equivalent to US$130.0 million) in total as of December 31, 2018. During 2019, HLJ Xinda Group entered into a supplementary agreement with Hailezi, pursuant to which the contract amount was increased to RMB958.7 million (equivalent to US$135.3 million). As of March 31, 2020, all equipment has been delivered and the prepayment was transferred to construction in progress.

In connection with the HLJ project, in June and July 2018, HLJ Xinda Group entered into two equipment purchase contracts with Hailezi to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a consideration of RMB1,906.8 million (equivalent to US$269.1 million). Pursuant to the contracts with Hailezi, HLJ Xinda Group has prepaid RMB540.0 million (equivalent to US$76.2 million) as of March 31, 2020.

On March 17, 2017, Sichuan Xinda entered into a definitive agreement with the People's Government of Shunqing District, Nanchong City of Sichuan Province for the production of 300,000 metric tons of bio-composite materials and additive manufacturing and 20,000 metric tons of functional masterbatch, a high-end color additive process in plastics manufacturing (the "Nanchong Project"). The Nanchong Project will be located in a land area of 250 mu (equivalent to 41.2 acres), with 215 mu designated for bio-composite materials and additive manufacturing production and 35 mu to be designated for functional masterbatch production. The projected total capital expenditures for the project is approximately RMB2.5 billion (equivalent to US$352.9 million).

In connection with the Nanchong Project, Sichuan Xinda entered into equipment purchase contracts with Hailezi to purchase production equipment and testing equipment. Pursuant to the contracts with Hailezi, Sichuan Xinda prepaid RMB1,728.9 million (equivalent to US$244.0 million) in the first quarter of year 2017. In 2017, in order to ensure the traceability of the product and management of supply chain, Sichuan Xinda expected to launch an integrated ERP system, which resulted in the equipment to be purchased under the original contracts with Hailezi not meeting the production requirements. Hailezi agreed to refund the prepayment in the amount of RMB1,704.9 million (equivalent to US$240.6 million) by the end of March 2018, the remaining uncancelled amount is RMB24.0 (equivalent to US$3.4 million). As of December 31, 2017, Sichuan Xinda signed a supplementary agreement with Hailezi, pursuant to the agreement, Sichuan Xinda agreed to pay RMB12.4 million (equivalent to US$1.8 million) to Hailezi for the compensation of Hailezi due to the termination of the purchase contracts. In January 2018, Hailezi refunded the above-mentioned prepayment. The Company received the testing equipment in the amount of RMB3.2 million (equivalent to US$0.5 million) in November 2018, the remaining balance of the uncancelled prepayment as of March 31, 2020 was RMB20.8 million (equivalent to US$2.9 million).

In connection with the Nanchong Project, on June 21, 2018, Sichuan Xinda entered into another equipment purchase contract with Hailezi to purchase production equipment and testing equipment for a consideration of RMB1,900 million (equivalent to US$268.2 million). Pursuant to the contract with Hailezi, Sichuan Xinda has prepaid RMB1,710 million (equivalent to US$241.4 million) as of March 31, 2020.

On December 3, 2019, HLJ Xinda Group entered into two equipment purchase contracts with Hailezi to purchase production equipment used to upgrade Qinling Road Factory (“Qinling Road Project”) and Jiangnan Road Factory (“Jiangnan Road Project”) in Harbin. Total consideration is RMB162.0 million (equivalent to US$22.9 million) and RMB713.6 million (equivalent to US$100.7 million) for Qinling Road Project and Jiangnan Road Project respectively. Pursuant to the contracts with Hailezi, HLJ Xinda has prepaid RMB129.6 million (equivalent to US$18.3 million) and RMB570.9 million (equivalent to US$80.7 million) respectively for Qinling Road Project and Jiangnan Road Project as of March 31, 2020.

The table below summarized the balance of prepayments to Hailezi for each of the projects as of March 31, 2020 and December 31, 2019, and the movements of the prepayments:

(in millions US$)
Year	Projects	Balance as of December 31, 2019	Prepaid in 2020	Transfer to CIP in 2020	Effect of foreign currency exchange rate changes	Balance as of March 31, 2020
2017	Storage system	36.7	-	-	(0.6)	36.1
2017	HLJ Project	5.9	-	(5.9)	-	-
2018	HLJ Project	77.4	-	-	(1.2)	76.2
2017	Nanchong Project	3.0	-	-	(0.1)	2.9
2018	Nanchong Project	245.1	-	-	(3.7)	241.4
2019	Qinling Road Project	18.6	-	-	(0.3)	18.3
2019	Jiangnan Road Project	81.8	-	-	(1.1)	80.7
Total		468.5	-	(5.9)	(7.0)	455.6

(ii) Since November 15, 2016, Sichuan Xinda entered into decoration contracts with Sichuan Beijin Construction Engineering Company Limited ("Beijin Construction") to perform indoor and outdoor decoration work for a consideration of RMB264.3 million (equivalent to US$37.3 million). Pursuant to the contracts with Beijin Construction, Sichuan Xinda has prepaid RMB122.6 million (equivalent to US$17.3 million) as of March 31, 2020, of which RMB74.0 million (equivalent to US$10.4 million) was transferred to construction in progress.

(iii) On October 20, 2016, Sichuan Xinda entered into an equipment purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of RMB89.8 million (equivalent to US$12.7 million) to purchase certain production and testing equipment. The Company prepaid RMB33.9 million (equivalent to US$4.8 million) as of March 31, 2020.

On May 31, 2019, Dubai Xinda entered into an equipment purchase contract with Peaceful for a total consideration of US$18.8 million to purchase storage and testing equipment. The Company has prepaid US$16.7 million as of March 31, 2020.

(iv) On January 10, 2020, Heilongjiang Xinda New Materials Co., Ltd. (“HLJ New Materials”), a subsidiary of the Company, entered into a purchase agreement with Harbin Xinda High-Tech Co., Ltd. (“Xinda High-Tech”) to purchase the land use right, buildings and facilities of Dalian Road Factory from Xinda High-Tech for a consideration of RMB120.3 million (equivalent to USD17.0 million). On January 23, 2020, HLJ New Materials has paid the consideration to Xinda High-Tech. As of March 31, 2020, the transfer procedures were not completed and were expected to be completed in the fourth quarter of 2020.

Note 7 – Borrowings

The Company has credit facilities with several banks under which they draw short-term and long-term bank loans as described below.

(a)  Current

	March 31, 2020	December 31, 2019
	US$	US$
Unsecured loans (i)	401,395,816	407,657,464
Loans secured by accounts receivable (ii)	63,513,571	64,505,031
Loans secured by restricted cash (iii)	14,114,127	14,334,451
Syndicated loan facility (iv)	124,815,432	128,020,559
Loan secured by inventories (v)	5,645,651	5,733,781
Current portion of long-term bank loans (note b)	63,243,416	59,923,573
Total short-term loans, including current portion of long-term bank loans	672,728,013	680,174,859

As of March 31, 2020 and December 31, 2019, the Company's short-term bank loans (including the current portion of long-term bank loans) bear a weighted average interest rate of 5.0% and 5.0% per annum, respectively. All short-term bank loans mature at various times within one year and contain no renewal terms.

(i) In July 2019, HLJ Xinda Group obtained a one-year short-term bank loan of RMB99.9 million (equivalent to US$14.1 million) from Bank of China. Pursuant to the loan contract, the amount of external guarantee provided by HLJ Xinda Group shall not exceed 20% of its net assets. As of March 31, 2020, the external guarantee amount was higher than 20% of its net assets, which resulted in a breach of the loan covenants, and Bank of China has the right to declare the above loan be immediately due and payable. For details of the guarantee, please refer to note 17.

(ii) As of March 31, 2020 and December 31, 2019, the Company had US$63.5 million and US$64.5 million of short-term bank loans secured by accounts receivables of US$80.7 million and US$92.2 million, respectively.

(iii) As of March 31, 2020 and December 31, 2019, the Company had US$14.1 million and US$14.3 million of short-term bank loans secured by restricted cash of US$1.4 million and US$1.4 million, respectively.

(iv) On October 2, 2019, Xinda Holding (HK) Company Limited ("Xinda Holding (HK)"), a wholly owned subsidiary of the Company, entered into a facility agreement for a one-year loan facility in an aggregate amount of US$135.0 million with a consortium of banks and financial institutions led by Industrial and Commercial Bank of China (Macau) Limited. The Company made the drawdown on December 18, 2019. The interest rate of the loan is 2.0% plus three-month LIBOR. The Company incurred agency fee and arrangement fee in the amount of US$7.2 million for the loan of which the unamortized balance was US$5.2 million as of March 31, 2020. Loan issuance costs are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the loan and amortized to interest expense using the effective interest rate of 10.10% as of March 31, 2020. Xinda Holding (HK) prepaid US$5.0 million loan in March 2020.

As of March 31, 2020, the loan was secured by US$57.4 million restricted cash. Covenants of the syndicated loan facility included but not limited to: the consolidated tangible net worth of the Company shall not at any time be less than US$650 million (or its equivalent), the ratio of the consolidated total liabilities to consolidated total assets of the Company shall not at any time exceed 0.70:1.00, and interest cover in respect of each relevant period shall not be less than 2.50:1.00.

(v) In November 2019, the Company obtained a one-year short-term loan of RMB40.0 million (equivalent to US$5.6 million) from Bank of Inner Mongolia. As of March 31, 2020, the Company pledged inventories in amount of approximately US$39.5 million for the above loan and bills payable in amount of RMB142.0 million (equivalent to US$20.0 million) issued by Bank of Inner Mongolia.

(b) Non-current

	March 31,	December 31,
	2020	2019
	US$	US$
Secured loans (i)	1,742,389	1,742,389
Unsecured loans (ii)	406,656,787	380,637,597
Less: current portion	(63,243,416)	(59,923,573)
Total long-term bank loans, excluding current portion	345,155,760	322,456,413

As of March 31, 2020 and December 31, 2019, the Company's long-term bank loans (excluding the current portion of long-term bank loans) bear a weighted average interest rate of 5.3% and 5.4% per annum, respectively.

(i) On December 26, 2018, the Company obtained a five-year secured loan of AED8.0 million (equivalent to US$2.2 million) from National Bank of Umm Al Qaiwain at an interest rate of three-month EBOR (1.73% as of March 31, 2020) plus 3.75%. The long-term loan was secured by an undated cheque of AED8.8 million (US$2.4 million) favouring the bank provided by Dubai Xinda. The cheque would not be cashed by the bank unless Dubai Xinda defaults. Principal will be repaid in ten half-yearly installments of AED0.8 million (equivalent to US$0.2 million) each. The Company repaid AED1.6 million (equivalent to US$0.5 million) during 2019.

(ii) As of March 31, 2020 and December 31, 2019, the Company's long-term unsecured bank loans (excluding the current portion of long-term bank loans) bear a weighted average interest rate of 5.3% and 5.5% per annum, respectively. The Company’s long-term unsecured bank loans (excluding the current portion of long-term bank loans) will mature serially from 2021 to 2027.

In 2016 and 2017, the Company obtained long term unsecured loans of RMB135.0 million (equivalent to US$19.1 million) from Bank of China at an annual interest rate of 4.75%, and the loan balance as of March 31, 2020 was RMB95.0 million (equivalent to US$13.4 million), which will be due in 2020. As of March 31, 2020, the Company was providing external guarantees without the bank’s consent, in addition, inventory turnover and accounts receivable turnover for the three-month period ended March 31, 2020 was below requirement of the financial covenants in the loan contract, which resulted in a breach of the loan covenants. According to the loan contract, Bank of China has the right to declare the above loans be immediately due and payable. For details of the guarantee, please refer to note 17. The loan balance of RMB95.0 million (equivalent to US$13.4 million) was classified as short-term bank loans in the condensed consolidated balance sheets as of March 31, 2020.

Maturities on long-term bank loans (including current portion) are as follows:

March 31, 2020
US$
Nine months ended December 31, 2020	56,186,353
2021	55,480,707
2022	74,647,691
2023	54,069,295
2024	40,987,989
After 2024	127,027,141
Total	408,399,176

Note 8 – Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2020	December 31, 2019
	US$	US$
Payables for purchase of property, plant and equipment	16,126,373	12,445,494
Accrued freight expenses	23,792,993	17,665,998
Accrued interest expenses	15,964,018	15,650,965
Contract liabilities (i)	45,886,133	17,922,160
Non income tax payables	9,655,452	6,056,024
Others (ii)	10,230,314	16,809,747
Total accrued expenses and other current liabilities	121,655,283	86,550,388

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

Note 9 – Related party transactions

The related party transactions are summarized as follows:

	Three-Month Period Ended March 31,
	2020	2019
	US$	US$
Transactions with related parties:
Interest-free advances from a senior management employee in HLJ Xinda Group	—	289,298

The related party balances are summarized as follows:

	March 31, 2020	December 31, 2019
	US$	US$
Amounts due to related parties:
Mr. Jie Han (the Chairman and Chief Executive Officer)	12,307,519	12,499,642
Mr. Jie Han’s wife	3,096,999	3,137,539
Mr. Jie Han’s son	9,174,182	9,317,393
Senior management employee in HLJ Xinda Group	148,275	150,589
Mr. Qingwei Ma (Chief Operating Officer)	1,129,130	1,146,756
Total amounts due to related parties	25,856,105	26,251,919

 Note 10 – Income tax

Pursuant to an approval from the local tax authority in July 2013, Sichuan Xinda, a subsidiary of China XD, became a qualified enterprise located in the western region of the PRC, which entitled it to a preferential income tax rate of 15% from January 1, 2013 to December 31, 2020. Under the current laws of Dubai, Dubai Xinda, a subsidiary of China XD, is exempted from income taxes.

The effective income tax rates for the three-month periods ended March 31, 2020 and 2019 were negative 8.8% and 24.9%, respectively. The effective income tax rate decreased from 24.9% for the three-month period ended March 31, 2019 to negative 8.8% for the three-month period ended March 31, 2020, primarily due to the operating loss incurred as a result of the COVID-19 pandemic.

As of March 31, 2020, the unrecognized tax benefits were US$35,810,265 and the interest relating to unrecognized tax benefits was US$14,783,500, of which the unrecognized tax benefits in year 2014 amounting to US$5,568,785 and related accrued interest amounting to US$4,847,628 were classified as current liabilities as the five-year tax assessment period will expire on May 31, 2020. No penalties expense related to unrecognized tax benefits were recorded. The Company is currently unable to provide an estimate of a range of the total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.

Note 11 – Deferred income

On January 26, 2015, the Company entered into a memorandum and a fund support agreement (the "Agreement") with the People's Government of Shunqing District, Nanchong City, Sichuan Province ("Shunqing Government") pursuant to which Shunqing Government, through its investment vehicle, extended to the Company RMB350 million (equivalent to US$49.4 million) to support the construction of the Sichuan plant, which has been received in full in the form of government repayment of bank loans on behalf of the Company.

In addition, the Company has received RMB333.2 million (equivalent to US$46.9 million) from Shunqing Government and RMB6.4 million (equivalent to US$0.9 million) from Ministry of Finance of the People's Republic of China to support the construction and RMB7.5 million (equivalent to US$1.1 million) special funds of ministerial key research projects from Ministry of Science and Technology of PRC as of March 31, 2020.

The Company has also received RMB45.0 million (equivalent to US$6.4 million) from Harbin Bureau of Finance to support the construction of the 300,000 metric tons of biological composite materials project in Heilongjiang as of March 31, 2020.

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

The Sichuan factory has been operational since July 2016. A cumulative RMB123.9 million (equivalent to US$17.5 million) government grants have been amortized as other income proportionate to the depreciation of the related assets, of which RMB8.3 million (equivalent to US$1.2 million) was amortized in the three-month period ended March 31, 2020.

The Company also received RMB36.0 million (equivalent to US$5.1 million) from Shunqing Government with respect to interest subsidy for bank loans. A cumulative RMB16.4 million (equivalent to US$2.3 million) government grants have been amortized as other income in line with the amount of related loan interest accrued.

Note 12 – Other non-current liabilities

	March 31,	December 31,
	2020	2019
	US$	US$
Income tax payable-noncurrent (i)	88,433,652	86,414,852
Deferred income tax liabilities	4,110,728	4,613,524
Total other non-current liabilities	92,544,380	91,028,376

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

Note 13 – Mandatorily redeemable noncontrolling interests

On January 22, 2020, a third party investor acquired 36.21% and 38.08% of the equity interest of the Company’s two wholly owned PRC subsidiaries at a consideration of RMB325.0 million (equivalent to US$45.9 million). The Company shall redeem 50% of the equity interest owned by the noncontrolling shareholder on January 21, 2024 and the remaining 50% on January 21, 2025 at a total redemption value of RMB325.0 million. The noncontrolling shareholder is also entitled to an interest at 1.5% per annum. The Company has pledged its 63.79% and 61.92% equity interest of the two subsidiaries to the noncontrolling shareholder as a guarantee for its obligation on the redemption.

The mandatorily redeemable noncontrolling interests were recorded as a liability on the unaudited condensed consolidated balance sheet and initially recorded at the fair value of US$45.9 million and are subsequently carried at the present value of the redemption value.

Note 14 – Stockholders' equity

The changes of each caption of stockholders' equity for the three-month period ended March 31, 2020 are as follows:

	Series B Preferred Stock		Common Stock					Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Total Stockholders' Equity
		US$		US$
Balance as of January 1, 2020	1,000,000	100	66,948,841	6,697	(92,694)	184,208,447	720,159,368	(67,907,807)	836,374,111
Net loss	-	-	-	-	-	-	(11,038,494)	-	(11,038,494)
Other comprehensive loss	-	-	-	-	-	-	-	(12,583,410)	(12,583,410)
Balance as of March 31, 2020	1,000,000	100	66,948,841	6,697	(92,694)	184,208,447	709,120,874	(80,491,217)	812,752,207

Note 15 – Stock based compensation

On January 10, 2020, the Board of Directors approved the adoption of 2020 Stock Option / Stock Issuance Plan (the "2020 Plan"), under which 13,000,000 shares of common stock are reserved for issuance. The 2020 Plan provides for the grant of stock options and stock issuances to employees, directors and independent contractors who provide services to the Company and/or its affiliates.

Non-vested shares

On February 20, 2020, the Company's Board of Directors approved the grant of 3,000,000 non-vested shares to Mr. Jie Han and an employee with a performance condition that the Company or its subsidiaries receive certain amount of bank credit prior to April 30, 2020 and complete certain amount of drawdown from such credit line prior to June 30, 2020. The awards will be forfeited if the performance condition is not met. As of March 31, 2020, the Company assessed that the achievement of above performance condition was not probable, and no share-based compensation expense related to the non-vested shares was recognized for the three-month periods ended March 31, 2020.

On February 20, 2020, the Company's Board of Directors approved the grant of 1,000,000 non-vested shares to two nonemployee consultants providing certain financing advisory service for the Company. As of March 31, 2020, the service has not been rendered and no share-based compensation expense related to the non-vested shares was recognized for the three-month periods ended March 31, 2020.

A summary of the non-vested shares activity for the three-month period ended March 31, 2020 is as follows:

	Number of Nonvested Shares	Weighted Average Grant date Fair Value
		US$
Outstanding as of December 31, 2019	—	—
Granted	4,000,000	1.5
Outstanding as of March 31, 2020	4,000,000	1.5

As of March 31, 2020, there was US$6.0 million unrecognized compensation cost relating to the nonvested shares.

Note 16 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-Month Period Ended March 31,
	2020	2019
	US$	US$

Numerator:
Net income (loss)	(11,038,494)	10,980,715

Less:
Earnings allocated to participating Series D convertible preferred stock	—	(2,624,264)
Net income (loss) for basic and dilutive earnings per share	(11,038,494)	8,356,451

Denominator:
Denominator for basic and diluted earnings per share	66,948,841	50,948,841

Earnings (loss) per share:
Basic and diluted	(0.16)	0.16

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month periods ended March 31, 2020 and 2019 because their effects are anti-dilutive:

	Three-Month Period Ended March 31,
	2020	2019

Shares issuable upon conversion of Series D convertible preferred stock	-	16,000,000

Note 17 - Commitments and contingencies

(1) Sichuan plant construction and equipment purchase

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion in property, plant and equipment and approximately RMB0.6 billion in working capital, for the construction of Sichuan plant. As of March 31, 2020, the Company has a remaining commitment of RMB38.5 million (equivalent to US$5.5 million) mainly for facility construction.

In September 2016, Sichuan Xinda entered into equipment purchase contracts with Harbin Hailezi Science and Technology Co., Ltd. ("Hailezi") for a consideration of RMB17.0 million (equivalent to US$2.4 million) to purchase storage facility and testing equipment. Afterward, Sichuan Xinda cancelled two contracts with Hailezi for a consideration of RMB1.6 million (equivalent to US$0.2 million). As of March 31, 2020, Sichuan Xinda has a remaining commitment of RMB9.4 million (equivalent to US$1.3 million).

On October 20, 2016, Sichuan Xinda entered into an equipment purchase agreement purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of RMB89.8 million (equivalent to US$12.7 million) to purchase certain production and testing equipment. As of March 31, 2020, Sichuan Xinda has a commitment of RMB55.9 million (equivalent to US$7.9 million).

On November 15, 2016 and February 20, 2017, Sichuan Xinda entered into decoration contracts with Beijin Construction to perform indoor and outdoor decoration work for a consideration of RMB240.5 million (equivalent to US$33.9 million). On June 10, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform ground decoration work for a consideration of RMB23.8 million (equivalent to US$3.4 million). As of March 31, 2020, Sichuan Xinda has a remaining commitment of RMB141.7 million (equivalent to US$20.0 million).

Pursuant to the Nanchong Project mentioned in Note 6 (i), Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB2,242.8 million (equivalent to US$316.6 million) to purchase production equipment and testing equipment in March 2017. By the end of June 2017, Sichuan Xinda was about to launch a system including MES, SAP, ERP and CRM which caused the equipment of original contracts with Hailezi cannot meet the production requirement. Thus the original contracts have been partially terminated with the uncancelled contract amount to be RMB18.0 million (equivalent to US$2.5 million). As of March 31, 2020, Sichuan Xinda has a remaining commitment of RMB1.9 million (equivalent to US$0.3 million).

In connection with the Nanchong Project, on June 21, 2018, Sichuan Xinda entered into another equipment purchase contracts with Hailezi to purchase production equipment and testing equipment for a consideration of RMB1.9 billion (equivalent to US$268.2 million). As of March 31, 2020, Sichuan Xinda has a remaining commitment of RMB190.0 million (equivalent to US$26.8 million).

(2) Heilongjiang plant construction and equipment purchase

In connection with the equipment purchase contracts with Hailezi signed on September 26, 2016, February 28, 2017 and September 25, 2019 to purchase storage facility and other equipment mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB77.6 million (equivalent to US$11.0 million) as of March 31, 2020.

In connection with the HLJ Project mentioned in Note 6 (i), pursuant to the three investment agreements, the project total capital expenditure will be RMB4,015.0 million (equivalent to be US$566.7 million), among which the investment in fixed assets shall be no less than RMB3,295.0 million (equivalent to US$465.1 million) in total. Pursuant to the contracts with Hailezi signed in November 2017 and 2019 for 100,000 metric tons of engineering plastics located in Harbin mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB37.8 million (equivalent to US$5.3 million) as of March 31, 2020.

In connection with the HLJ project, on June 25, 2018 and July 12, 2018, HLJ Xinda Group entered into two equipment purchase contracts with Hailezi to purchase production equipment, which will be used for 300,000 metrics tons of biological based composite material, located in Harbin, for a consideration of RMB1,906.8 million (equivalent to US$269.1 million). Pursuant to the contracts with Hailezi, HLJ Xinda Group has a remaining commitment of RMB1,366.8 million (equivalent to US$192.9 million) as of March 31, 2020.

In connection with the equipment purchase contracts with Hailezi for Qinling Road Project and Jiangnan Road Project mentioned in Note 6 (i), as of March 31, 2020, the Company has remaining commitments of RMB32.4 million (equivalent to US$4.6 million) and RMB142.7 million (equivalent to US$20.1 million) for Qinling Road Project and Jiangnan Road Project respectively.

(3) Dubai equipment purchase

On May 31, 2019, Dubai Xinda entered into an equipment purchase contract with Peaceful for a total consideration of US$18.8 million. As of March 31, 2020, the Company has a remaining commitment of US$2.1 million.

(4) Xinda CI (Beijing) office building decoration

On March 30, 2017, Xinda CI (Beijing) Investment Holding Co., Ltd. ("Xinda Beijing Investment") entered into a decoration contract with Beijing Fangyuan Decoration Engineering Co., Ltd. for a total consideration of RMB5.8 million (equivalent to US$0.8 million) to decorate office building. As of March 31, 2020, the Company has a remaining commitment of RMB3.8 million (equivalent to US$0.5 million).

On June 9, 2017, Xinda CI (Beijing) entered into a decoration contract with Beijing Zhonghongwufang Stone Co., Ltd. for a total consideration of RMB1.2 million (equivalent to US$0.2 million) to decorate office building. As of March 31, 2020, the Company has a remaining commitment of RMB0.6 million (equivalent to US$0.1 million).

(5) Guarantees

On December 25, 2018, HLJ Xinda Group, Sichuan Xinda and Mr. Jie Han provided guarantee to Heilongjiang Xinda Enterprise Group Shanghai New Materials Sales Company Limited (“Shanghai Sales”) obtaining a one-year loan of RMB500.0 million (equivalent to US$70.6) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.09% from December 25, 2018 to December 24, 2019. On December 24, 2019, the loan was extended to October 23, 2020. If Shanghai Sales does not repay the above loan when due, HLJ Xinda Group, Sichuan Xinda and Mr. Jie Han shall be obliged to repay the RMB500.0 million loan. The loan was subsequently repaid early by Shanghai Sales in April 2020.

On April 15, 2019, Sichuan Xinda provided guarantee to Shanghai Sales obtaining a one-year loan of RMB800.0 million (equivalent to US$112.9 million) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.09% from April 15, 2019 to April 14, 2020. If Shanghai Sales does not repay the above loan when due, Sichuan Xinda shall be obliged to repay the RMB800.0 million loan. The loan was subsequently repaid by Shanghai Sales in April 2020.

On December 3, 2019, HLJ Xinda Group provided guarantee to Heilongjiang Xinda Macromolecule Composite Materials Company Limited (“Macromolecule Composite Materials”) obtaining a one-year loan of RMB612.2 million (equivalent to US$86.4 million) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.25%. If Macromolecule Composite Materials does not repay the above loan when due, HLJ Xinda Group shall be obliged to repay the RMB612.2 million loan. The loan was subsequently repaid early in April 2020.

In the event of Shanghai Sales and Macromolecule Composite Materials default on the loans, the Company’s material loss contingency would be RMB1,980.6 million (equivalent to US$279.5 million), including estimated interest expenses of RMB68.4 million (equivalent to US$9.6 million) as of March 31, 2020. As the Company estimated that the potential material loss contingency was not probable, no accrual for a loss contingency was recognized for the three-month ended March 31, 2020.

Note 18 - Revenues

Revenues consist of the following:

	Three-Month Period Ended March 31,
	2020	2019
	US$	US$

Modified Polyamide 66 (PA66)	49,233,101	83,878,245
Modified Polyamide 6 (PA6)	20,298,962	66,168,094
Plastic Alloy	10,547,399	63,136,625
Modified Polypropylene (PP)	4,340,775	37,057,054
Modified Acrylonitrile butadiene styrene (ABS)	993,228	13,447,629
Polyoxymethylenes (POM)	501,947	2,596,461
Polyphenylene Oxide (PPO)	—	16,859,150
Polylactide (PLA)	202,155	16,511,356
Polyethylene (PE)	585,245	1,772,744
Semi-finished goods	58,182,353	—
Raw materials	(47,487)	38,649
Total Revenue	144,837,678	301,466,007

The following table provides sales by major customer group for the three-month periods ended March 31, 2020 and 2019:

	Three-Month Period Ended March 31,
	2020	2019
	US$	US$
Distributors	107,526,104	282,883,471
Direct customers	37,359,061	18,543,887
Others	(47,487)	38,649
Total	144,837,678	301,466,007

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

Note 20 - Leases

As of March 31, 2020, the Company had operating leases for land use rights and office with remaining terms expiring from 2022 through 2085. The weighted average remaining lease term excluding land use rights located in PRC as of March 31, 2020 was 17.1 years. Weighted average discount rate used in the calculation of the lease liabilities was 6.7%. The discount rate reflects the estimated incremental borrowing rate, which includes an assessment of the credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to the lease payments in a similar economic environment.

Lease cost for the three-month periods ended March 31, 2020 and 2019 is as follows:

	Three-Month Period Ended March 31,
	2020	2019

Operating lease cost	575,097	423,571
Short-term lease cost	131,074	179,195
Total lease cost	706,171	602,766

As of March 31, 2020, the maturities of the operating lease liabilities are as follows:

Remaining Lease Payments US$
Nine months ended December 31, 2020	1,039,362
2021	1,407,825
2022	1,408,184
2023	1,424,003
2024	1,443,311
Thereafter	20,567,357
Total remaining lease payments	27,290,042
Less: imputed interest	(11,536,457)
Total operating lease liabilities	15,753,585
Less: current portion	(1,417,224)
Non-current operating lease liabilities	14,336,361
Weighted-average remaining lease term	17.1 years
Weighted-average discount rate	6.7%

Supplemental cash flow information related to leases is as follows:

	Three-Month Period Ended March 31,
	2020	2019
	US$	US$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	364,190	128,517

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

Overview

China XD is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China, and to a lesser extent, in Dubai, UAE. Through our wholly-owned operating subsidiaries in China and UAE, we develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 636 certifications from manufacturers in the automobile industry as of March 31, 2020. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province.  Our Research and Development (the "R&D") team consists of 130 professionals and 6 consultants. As a result of the integration of our academic and technological expertise, we have a portfolio of 509 patents, 32 of which we have obtained the patent rights and the remaining 477 of which we have applications pending in China as of March 31, 2020.

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

The Company's products are primarily used in the production of exterior and interior trim and functional components of 31 automobile brands and 111 automobile models manufactured in China, including Audi, Mercedes Benz, BMW, Toyota, Buick, Chevrolet, Mazda, Volvo, Ford, Citroen, Jinbei, VW Passat, Golf, Jetta, etc.  Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing plants in Harbin, Heilongjiang in the PRC. Prior to December 2012, we had approximately 255,000 metric tons of annual production capacity across 58 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems. In December 2012, we further expanded our third production base in Harbin with additional 135,000 metric tons of annual production capacity, bringing total installed production capacity in our three production bases to 390,000 metric tons with additional 30 new production lines. In July 2017, our Harbin campus launched a new industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics. As a result, our production capacity in Harbin, Heilongjiang was downgraded to 290,000 MT. In 2019, our Harbin campus started two equipment projects in Qinling Road Factory (“Qinling Road Project”) and Jiangnan Road Factory (“Jiangnan Road Project”) for equipment upgrade and overhaul progress, which further downgraded our production capacity to 135,000 MT. The industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics was expected to be completed by the end of third quarter of 2020, Qinling Road Project and Jiangnan Road Project was expected to be completed by the end of 2020, thus bringing the production capacity in Harbin Campus back to 390,000 MT. Also, in July 2017, HLJ Xinda Group started an industrial project for 300,000 metric tons of biological composite materials, an industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory. This project with four workshops was formally broken ground in December 2019. The Company expects the gradual trial out by the end of 2022 and put into production by the end of 2023.

In December 2013, we broke ground on the construction of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, which we expect will bring total domestic installed production capacity to 590,000 metric tons with the addition of 70 new production lines upon the completion of the construction of our fourth production plant. Sichuan Xinda has been supplying to its customers since 2013. We installed 50 production lines in the second half of 2016 in our Sichuan plant with production capacity of 216,000 metric tons during the year of 2017 and an additional 10 production lines in July 2018, bringing the total capacity to 259,200 metric tons. As of March 31, 2020, there is still construction ongoing on the site of our Sichuan plant which is expected to be completed by the end of the fourth quarter of 2020.

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

Due to the COVID-19 pandemic, the Company's manufacturing facilities in Harbin and Sichuan was temporarily shut down from early February 2020 to early March 2020 while our Dubai facilities was suspended operation from early February 2020 till current in accordance with the requirement of the local governments. The Company’s business was negatively impacted and generated lower revenue and net income during the period from February to April 2020. The extent of the impact of COVID-19 on the Company’s results of operations and financial condition will depend on the virus' future developments, including the duration and spread of the outbreak and the impact on the Company’s customers, which are still uncertain and cannot be reasonably estimated at this point of time.

Recent Development

On May 8, 2020, the Board of Directors received a preliminary nonbinding proposal letter from Mr. Han, our Chairman and Chief Executive Officer, XD. Engineering Plastics Company Limited (together with Mr. Han, the “Buyer Group”), a company incorporated in the British Virgin Islands and wholly owned by Mr. Han, proposing to acquire all of the outstanding shares of common stock of the Company not already beneficially owned by the Buyer Group in a “going-private” transaction. The Board of Directors has established a special committee (the “Special Committee”), consisting of the following independent directors of the Company: Mr. Linyuan Zhai, Mr. Huiyi Chen and Mr. Guanbao Huang, with Mr. Huiyi Chen serving as chairperson of the Special Committee. The Special Committee is responsible for evaluating, negotiating and recommending to the Board any proposals involving a strategic transaction by the Company with one or more third parties. On June 15, 2020, the Company entered into an agreement and plan of merger in connection with the proposed going-private transaction. For details, please refer to the Company’s Form 8-K filed on June 15, 2020. There can be no assurance that the merger agreement or the transactions contemplated thereunder or any alternative transactions will be approved by our stockholders or consummated.

Highlights for the three months ended March 31, 2020 include:

●    Revenues were $144.8 million, a decrease of 52.0% from $301.5 million in the first quarter of 2019

●    Gross profit was $5.2 million compared to $50.3 million in the first quarter of 2019

●    Gross profit margin decreased to 3.6% from 16.7% in the first quarter of 2019

●    Net loss was $11.0 million compared to net income of $11.0 million in the first quarter of 2019

●    Total volume shipped was 28,326 metric tons, down 70.0% from 94,444 metric tons in the first quarter of 2019

Results of Operations

The following table sets forth, for the periods indicated, statements of income data in thousands of USD:

	Three-Month Period Ended March 31,
(in thousands, except percentages)	2020		2019
	Amount	%	Amount	%
Revenues	$144,838	100%	$301,466	100%
Cost of revenues	$139,600	96%	$251,136	83%
Gross profit	$5,238	4%	$50,330	17%
Total operating expenses	$9,988	7%	$19,115	6%
Operating income (loss)	$(4,750)	(3)%	$31,214	11%
Income (loss) before income taxes	$(10,149)	(7)%	$14,622	5%
Income tax expenses	$889	1%	$3,642	1%
Net income (loss)	$(11,038)	(8)%	$10,981	4%

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Revenues

Revenues were US$144.8 million in the first quarter ended March 31, 2020, a decrease of US$156.7 million, or 52.0%, compared to US$301.5 million in the same period of last year. This was due to the decrease of 70.0% in sales volume, and 5.5% negative impact from exchange rate due to depreciation of RMB against US dollars, partially offset by an increase of 65.6% in the average RMB selling price of our products, as compared with those of the same period of last year.

(i) Domestic market

For the three months ended March 31, 2020, revenue from domestic market decreased by US$151.1 million or 51.1% as a combined result of: (i) a decrease of 69.8% in sales volume; (ii) a depreciation of RMB against USD by 5.5%; and partially offset by (iii) an increase of 67.4% in the average RMB selling price of our products, as compared with those of last year.

According to the China Association of Automobile Manufacturers, automobile production and sales in China decreased by 45.2% and 42.4%, respectively, for the first quarter of 2020 as compared to the same period of 2019. Due to the severe impact of COVID-19 pandemic, the macroeconomic conditions were exacerbated sharply resulting in ceased auto production and slack consumer market. The Company has temporarily closed its manufacturing facilities corporate offices in accordance with the requirement of the PRC government beginning in early February, with limited support from the Company’s employees, delayed access to raw material supplies and inability to deliver products to customers on a timely basis, the Company’s business was negatively impacted and has generated lower revenue during the period from February to April 2020.

Our domestic sales during the first quarter of 2020 severely decreased by 51.1% in all regions, as compared to the same period of the prior year, including decrease of sales by 58.6% in Northeast China, 26.1% in North China, 43.7% in East China, 74.9% in South China, 74.5% in Central China, and 64.7% in Southwest China for the three-month period ended March 31, 2020 as compared to the same period of 2019.

As for the RMB selling price, the increase of 67.4% was mainly due to sales of high-priced semi-finished goods in domestic market during the three months ended March 31, 2020.

(ii) Overseas market

For the three months ended March 31, 2020, revenues from overseas market was US$0.2 million as compared to US$5.8 million of that in 2019. The Dubai facility was temporarily shut down since late February and has not resumed its operation till the current period, which has negatively impacted operations in Dubai facility.

After a successful trial production at our production base in Dubai in November 2018, the Company has established business relationships with new customers in UAE and India, and shipped products to the end users in Europe and Southeast Asia.

The following table summarizes the breakdown of revenues by categories in millions of US$:

	Revenues For the Three-Month Ended March 31,
	2020		2019		Change	Change
	Amount	%	Amount	%	Amount	%
	(US$ in millions, except the percentage)
Modified Polyamide 66 (PA66)	49.2	34.0%	83.9	27.8%	(34.7)	(41.4)%
Modified Polyamide 6 (PA6)	20.3	14.0%	66.2	22.0%	(45.9)	(69.3)%
Plastic Alloy	10.5	7.3%	63.1	20.9%	(52.6)	(83.4)%
Modified Polypropylene (PP)	4.3	3.0%	37.1	12.3%	(32.8)	(88.4)%
Modified Acrylonitrile butadiene styrene (ABS)	1.0	0.7%	13.4	4.4%	(12.4)	(92.5)%
Polyoxymethylenes (POM)	0.5	0.3%	2.6	0.9%	(2.1)	(80.8)%
Polyphenylene Oxide (PPO)	—	—	16.9	5.6%	(16.9)	(100.0)%
Modified Polylactic acid (PLA)	0.2	0.1%	16.5	5.5%	(16.3)	(98.8)%
Polyethylene (PE)	0.6	0.4%	1.8	0.6%	(1.2)	(66.7)%
Semi-finished goods	58.2	40.2%	—	—	58.2	N/A
Raw Materials	0.0	0.0%	0.0	0.0%	0.0	N/A
Total Revenues	144.8	100.0%	301.5	100%	(156.7)	(52.0)%

The following table summarizes the breakdown of metric tons (MT) by product mix:

	Sales Volume For the Three-Month Period Ended March 31,
	2020		2019		Change	Change
	MT	%	MT	%	MT	%
	(in MTs, except percentage)
Modified Polyamide 66 (PA66)	6,971	24.7%	16,985	18.0%	(10,014)	(59.0)%
Modified Polyamide 6 (PA6)	2,805	9.9%	17,344	18.4%	(14,539)	(83.8)%
Plastic Alloy	6,923	24.4%	21,658	22.9%	(14,735)	(68.0)%
Modified Polypropylene (PP)	3,496	12.3%	24,908	26.4%	(21,412)	(86.0)%
Modified Acrylonitrile butadiene styrene (ABS)	476	1.7%	6,633	7.0%	(6,157)	(92.8)%
Polyoxymethylenes (POM)	191	0.7%	785	0.8%	(594)	(75.7)%
Polyphenylene Oxide (PPO)	—	—	3,217	3.4%	(3,217)	(100.0)%
Modified Polylactic acid (PLA)	57	0.2%	1,594	1.7%	(1,537)	(96.4)%
Polyethylene (PE)	627	2.2%	1,320	1.4%	(693)	(52.5)%
Semi-finished goods	6,780	23.9%	—	—	6,780	N/A
Total Sales Volume	28,326	100.0%	94,444	100%	(66,118)	(70.0)%

The Company continued to shift production mix from traditional lower-end products such as PP to higher-end products such as PA66, primarily due to (i) greater growth potential of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) better quality demand from and consumer recognition of higher-end cars made by automotive manufacturers from Chinese and Germany joint ventures, Sino-U.S. and Sino-Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Profit Margin

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2020	2019	Amount	%
Gross Profit	$5.2	$50.3	$(45.1)	(89.7)%
Gross Profit Margin	3.6%	16.7%		(13.1)%

Gross profit was US$5.2 million in the quarter ended March 31, 2020, compared to US$50.3 million in the same period of 2019, representing a decrease of 89.7% or US$45.1 million. Our gross margin decreased sharply to 3.6% during the quarter ended March 31, 2020 from 16.7% during the same quarter of 2019 primarily due to (i) the decreased sales of finished goods as a result of COVID-19 pandemic; (ii) increased cost for idle capacity as a result of shutdown.

General and Administrative Expenses

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2020	2019	Amount	%
General and Administrative Expenses	$6.0	$8.8	$(2.8)	(31.8)%
as a percentage of revenues	4.1%	2.9%		1.2%

General and administrative (G&A) expenses were US$6.0 million in the quarter ended March 31, 2020 compared to US$8.8 million in the same period in 2019, representing a decrease of 31.8%, or US$2.8 million. The decrease was primarily due to the decrease of US$2.9 million in salary and welfare as a result of management's cost reduction measure to cope with impact form the COVID-19.

Research and Development Expenses

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2020	2019	Amount	%
Research and Development Expenses	$3.8	$10.1	$(6.3)	(62.4)%
as a percentage of revenues	2.6%	3.3%		(0.7)%

Research and development expenses were US$3.8 million in the quarter ended March 31, 2020 compared with US$10.1 million in the same period in 2019, representing a decrease of US$6.3 million, or 62.4%. This decrease was due to (i) a decrease of US$5.9 million in raw materials consumption, (ii) a decrease of US$0.1 million in salary and welfare for R&D personnel, and (iii) a decrease of US$0.3 million in depreciation.

As of March 31, 2020, the number of ongoing research and development projects was 325. We expect to complete and commence to realize economic benefits from approximately 25% of the projects in the near term. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.

Operating Income (Loss)

Total operating loss was US$4.7 million in the first quarter ended March 31, 2020 compared to operating income of $31.2 million in the same period of 2019, representing a decrease of 115.1% or US$35.9 million. This decrease is primarily due to the lower gross margin, and partially offset by the lower operating expenses.

Interest Income (Expenses)

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2020	2019	Amount	%
Interest Income	$0.3	$0.4	$(0.1)	(25.0)%
Interest Expenses	(17.9)	(17.5)	(0.4)	2.3%
Net Interest Expenses	(17.6)	(17.1)	(0.5)	2.9%
as a percentage of revenues	(12.2)%	(5.7)%		(6.5)%

Net interest expenses were US$17.6 million for the three-month period ended March 31, 2020, compared to $17.1 million in the same period of 2019, representing an increase of 2.9% or US$0.5 million, primarily due to (i) the increase of average short-term and long-term loan balance in amount of US$999.4 million for the three months ended March 31, 2020 compared to US$990.1 million for the same period in 2019; (ii) the increase of interest expense resulting from the average loan interest rate increased to 5.55% for the three months ended March 31, 2020 compared to 4.91% of the same period in 2019; (iii) the decrease of average deposit balance in amount of US$207.4 million for the first quarter ended March 31, 2020 compared to US$242.4 million for the same period in prior year; and (iv) the decrease of interest income resulting from the average deposit interest rate decreased to 0.63% for the first quarter ended March 31, 2020 compared to 0.72% of the same period in 2019.

Income Taxes

	Three-Month Period Ended March 31,		Change
(in millions, except percentage)	2020	2019	Amount	%
Income (loss) before Income Taxes	$(10.1)	$14.6	$(24.7)	(169.2)%
Income Tax Expense	(0.9)	(3.6)	2.7	(75.0)%
Effective income tax rate	(8.8)%	24.9%		(33.7)%

The effective income tax rates for the three-month periods ended March 31, 2020 and 2019 were negative 8.8% and 24.9%, respectively. The effective income tax rate decreased significantly from 24.9% for the three-month period ended March 31, 2019 to negative 8.8% for the three-month period ended March 31, 2020, primarily due to the operating loss incurred as a result of the COVID-19 pandemic.

Our PRC and Dubai subsidiaries have US$188.6 million of cash and restricted cash as of March 31, 2020, which are planned to be indefinitely reinvested in the PRC and Dubai. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries. In addition, due to our policy of indefinitely reinvesting our earnings in Dubai, UAE, we have not provided for deferred income tax liabilities related to Dubai Xinda in Dubai, UAE, on undistributed earnings.

Net Income (Loss)

As a result of the above factors, we had a net loss of US$11.0 million in the first quarter of 2020 compared to a net income of US$11.0 million in the same quarter of 2019.

Selected Balance Sheet Data as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,	Change
(in millions, except percentage)	2020	2019	Amount	%
Cash and cash equivalents	12.2	17.2	(5.0)	(29.1)%
Restricted cash	178.2	211.2	(33.0)	(15.6)%
Accounts receivable, net of allowance for doubtful accounts	240.1	222.1	18.0	8.1%
Inventories	630.1	642.5	(12.4)	(1.9)%
Prepaid expenses and other current assets	241.7	171.8	69.9	40.7%
Property, plant and equipment, net	820.9	830.3	(9.4)	(1.1)%
Long-term prepayments to equipment and construction suppliers	501.5	495.6	5.9	1.2%
Operating right of use assets, net	43.4	44.1	(0.7)	(1.6)%
Other non-current assets	0.7	1.0	(0.3)	(30.0)%
Total assets	2,669.0	2,635.9	33.1	1.3%

Short-term bank loans, including current portion of long-term bank loans	672.7	680.2	(7.5)	(1.1)%
Bills payable	361.1	400.7	(39.6)	(9.9)%
Accounts payable	63.1	57.5	5.6	9.7%
Amounts due to related parties	25.9	26.3	(0.4)	(1.5)%
Income taxes payable, including noncurrent portion	101.0	103.8	(2.8)	(2.7)%
Accrued expenses and other current liabilities	121.7	86.6	35.1	40.5%
Long-term bank loans, excluding current portion	345.2	322.5	(22.7)	(7.0)%
Deferred income	90.0	92.6	(2.6)	(2.8)%
Operating lease liabilities, non-current	14.3	14.4	(0.1)	(0.7)%
Mandatorily redeemable noncontrolling interests	45.9	—	45.9	N/A
Stockholders' equity	812.8	836.4	(23.6)	(2.8)%

Stockholders' equity as of March 31, 2020 decreased by 2.8% as compared to that of December 31, 2019 primarily due to the net loss incurred during the three-month period ended March 31, 2020 due to the negative impact of COVID-19 pandemic. Cash, cash equivalents and restricted cash decreased by 16.6% or US$38.0 million primarily due to the operating cash outflows. Prepaid expenses and other current assets increased by 40.7% or US$69.9 million primarily because (i) advances to suppliers for purchasing raw materials increased by US$111.9 million; partially offset by (ii) a decrease of US$42.6 million of receivables from Hong Kong Grand Royal Trading Co., Ltd. Accrued expenses and other current liabilities increased by 40.5% mainly due to the increase of US$28.0 million of contract liabilities and the increase of US$6.1 million accrued freight expenses. The aggregate short-term and long-term bank loans increased by 1.5% due to using the line of credits to support operating and investing activities in HLJ Xinda Group and Sichuan Xinda. We define the manageable debt level as the sum of aggregate short-term and long-term loans over total assets.

A summary of lines of credit and the remaining line of credit as of March 31, 2020 is as below:

(in millions)	March 31, 2020
	Lines of Credit, Obtained			Remaining Available
Name of Financial Institution	Date of Approval	RMB	USD	USD
Bank of China	July 28, 2017	214.9	30.3	—
Longjiang Bank	October 14, 2019	1,420.0	200.4	—
Industrial and Commercial Bank of China	March 19, 2019	584.0	82.4	—
Agricultural Bank of China	September 11, 2019	400.0	56.5	—
Postal Savings Bank of China	October 21, 2019	100.0	14.1	—
Sichuan Tianfu Bank	April 17, 2019	50.0	7.1	—
Nanchong Shuntou Development Group Co., Ltd.	January 30, 2018	280.0	39.5	—
Industrial and Commercial Bank of China (Macau) Limited	December 18, 2019	884.3	124.8	—
Nanchong Rural Commercial Bank	January 31, 2019	250.0	35.3	—
Bank of Inner Mongolia	November 7, 2019	40.0	5.7	—
Harbin Rural Commercial Bank	January 31, 2019	150.0	21.2	—
Jianxin Financial Asset Investment Co., Ltd.	March 29, 2019	390.0	55.0	—
National Bank of Umm Al Qaiwain	December 26, 2018	3.1	0.4	—
Subtotal (credit term<=1 year)		4,766.3	672.7	—
Longjiang Bank	June 17, 2019	2,090.4	295.1	—
National Bank of Umm Al Qaiwain	December 26, 2018	9.3	1.3	—
Industrial and Commercial Bank of China	February 17, 2020	245.8	34.7	—
Nanchong Shuntou Development Group Co., Ltd	January 30, 2018	100.0	14.1	—
Subtotal (credit term>1 year)		2,445.5	345.2	—
Total		7,211.8	1,017.9	—

As of March 31, 2020, we have contractual obligations to pay (i) lease commitments in the amount of US$27.3 million, including US$1.4 million due in one year; (ii) equipment acquisition and facility construction in the amount of US$298.4 million; and (iii) long-term bank loan in the amount of US$486.7 million (including principals and interests).

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

The following table sets forth a summary of our cash flows for the periods indicated.

	Three-Month Period Ended March 31,
(in millions US$)	2020	2019
Net cash (used in) provided by operating activities	(89.2)	66.9
Net cash used in investing activities	(20.1)	(11.5)
Net cash provided by financing activities	74.1	76.5
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(2.9)	7.3
Net (decrease) increase in cash, cash equivalents, and restricted cash	(38.0)	139.2
Cash, cash equivalents, and restricted cash at the beginning of period	228.4	367.0
Cash, cash equivalents, and restricted cash at the end of period	190.4	506.2

Operating Activities

Net cash used in operating activities was US$89.2 million for the three-month period ended March 31, 2020, as compared to US$66.9 million provided by operating activities for the three-month period ended March 31, 2019, primarily due to (i) the decrease of approximately US$152.5 million in cash collected from our customers, (ii) the increase of approximately US$8.6 million in cash operating payments, including raw material purchases, rental and personnel costs, (iii) the increase of US$1.5 million interest payments and (iv) the increase of US$1.2 million in income tax payments (v) the decrease of US$0.1 million in interest income received , partially offset by (vi) the increase of US$7.8 million received from government grant for the three-month period ended March 31, 2020.

Investing Activities

Net cash used in the investing activities was US$20.1 million for the three-month period ended March 31, 2020 as compared to US$11.5 million for the same period of last year, mainly due to the increase of US$8.6 million purchase of property, plant and equipment.

Financing Activities

Net cash provided by the financing activities was US$74.1 million for the three-month period ended March 31, 2020, as compared to US$76.5 million for the same period of last year, primarily as a result of (i) the decrease of the proceeds of US$190.1 million from bank borrowings, (ii) the decrease of US$0.3 million interest-free proceeds from a related party, and partially offset by (iii) the decrease of US$141.3 million repayments of bank borrowings, (iv) the increase of US$46.6 million capital injection from noncontrolling interests and (v) the increase of US$0.1 million payments of issuance costs for syndicated loans.

As of March 31, 2020, our cash and restricted cash balance was US$190.4 million, as compared to US$228.4 million at December 31, 2019.

Days Sales Outstanding ("DSO") has increased from 72 days for the year ended December 31, 2019 to 182 days for the quarter ended March 31, 2020 as a result of slower accounts receivable collection from the domestic customers affected by the COVID-19 pandemic.

Industry Standard Customer and Supplier Payment Terms (days) as below:

	Three-month period ended March 31, 2020	Year ended December 31, 2019
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Supplier Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days

Inventory turnover days have increased from 185 days for the year ended December 31, 2019 to 410 days for the quarter ended March 31, 2020 due to decreased sales orders as a result of the COVID-19 pandemic. Turnover days of payables have increased from 21 days for the year ended December 31, 2019 to 39 days for the quarter ended March 31, 2020.

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

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of March 31, 2020 are as follows:

Contractual obligations	Total	Payment due less than 1 year	1 – 3 years	3-5 years	More than 5 years
Commitments for purchase of equipments and construction in progress (2)(3)(4)(5)	298,412,875	276,116,145	22,296,730	—	—
Long-term bank loans (1)	486,729,231	81,344,649	151,924,341	114,731,501	138,728,740
Operating leases	27,290,042	1,386,177	2,810,713	2,886,623	20,206,529
Total	812,432,148	358,846,971	177,031,784	117,618,124	158,935,269

(1) Includes interest of US$78.3 million accrued at the interest rate under the loan agreements. For borrowings with a floating rate, the most recent rate as of March 31, 2020 was applied.

(2) Sichuan plant construction and equipment purchase.

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion in property, plant and equipment and approximately RMB0.6 billion in working capital, for the construction of Sichuan plant. As of March 31, 2020, Sichuan Xinda has a remaining commitment of RMB38.5 million (equivalent to US$5.5 million) mainly for facility construction.

In September 2016, Sichuan Xinda Enterprise Group Co., Ltd. ("Sichuan Xinda") entered into equipment purchase contracts with Harbin Hailezi Science and Technology Co., Ltd. ("Hailezi") for a consideration of RMB17.0 million (equivalent to US$2.4 million) to purchase storage facility and testing equipment. Afterward, Sichuan Xinda cancelled two contracts with Hailezi for a consideration of RMB1.6 million (equivalent to US$0.2 million). As of March 31, 2020, Sichuan Xinda has a remaining commitment of RMB9.4 million (equivalent to US$1.3 million).

On October 20, 2016, Sichuan Xinda entered into an equipment purchase agreement purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of RMB89.8 million (equivalent to US$12.7 million) to purchase certain production and testing equipment. As of March 31, 2020, Sichuan Xinda has a commitment of RMB 55.9 million (equivalent to US$7.9 million).

On November 15, 2016 and February 20, 2017, Sichuan Xinda entered into decoration contracts with Beijin Construction to perform indoor and outdoor decoration work for a consideration of RMB240.5 million (equivalent to US$33.9 million). On June 10, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform ground decoration work for a consideration of RMB23.8 million (equivalent to US$3.4 million). As of March 31, 2020, Sichuan Xinda has a remaining commitment of RMB141.7 million (equivalent to US$20.0 million).

Pursuant to the Nanchong Project mentioned in Note 6 (i), Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB2,242.8 million (equivalent to US$316.6 million) to purchase production equipment and testing equipment in March 2017. By the end of June 2017, Sichuan Xinda was about to launch a system including MES, SAP, ERP and CRM which caused the equipment of original contracts with Hailezi cannot meet the production requirement. Thus the original contracts have been partially terminated with the uncancelled contract amount to be RMB18.0 million (equivalent to US$2.5 million). As of March 31, 2020, Sichuan Xinda has a remaining commitment of RMB1.9 million (equivalent to US$0.3 million).

In connection with the Nanchong Project, on June 21, 2018, Sichuan Xinda entered into another equipment purchase contracts with Hailezi to purchase production equipment and testing equipment for a consideration of RMB1.9 billion (equivalent to US$268.2 million). As of March 31, 2020, Sichuan Xinda has a remaining commitment of RMB190.0 million (equivalent to US$26.8 million).

(3)  Heilongjiang plant construction and equipment purchase

In connection with the equipment purchase contracts with Hailezi signed On September 26, 2016 and February 28, 2017 and September 25, 2019 to purchase storage facility and other equipment mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB77.6 million (equivalent to US$11.0 million) as of March 31, 2020.

In connection with the HLJ Project mentioned in Note 6 (i), pursuant to the three investment agreements, the project total capital expenditure will be RMB4,015.0 million (equivalent to be US$566.7 million), among which the investment in fixed assets shall be no less than RMB3,295.0 million (equivalent to US$465.1 million) in total. Pursuant to the contracts with Hailezi signed in November 2017 and 2019 for 100,000 metric tons of engineering plastics located in Harbin mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB37.8 million (equivalent to US$5.3 million) as of March 31, 2020.

In connection with the HLJ project, on June 25, 2018 and July 12, 2018, HLJ Xinda Group entered into two equipment purchase contracts with Hailezi to purchase production equipment, which will be used for 300,000 metrics tons of biological based composite material, located in Harbin, for a consideration of RMB1,906.8 million (equivalent to US$269.1 million). Pursuant to the contracts with Hailezi, HLJ Xinda Group has a remaining commitment of RMB1,366.8 million (equivalent to US$192.9 million) as of March 31, 2020.

In connection with the equipment purchase contracts with Hailezi for Qinling Road Project and Jiangnan Road Project mentioned in Note 6 (i), as of March 31, 2020, the Company has remaining commitments of RMB32.4 million (equivalent to US$4.6 million) and RMB142.7 million (equivalent to US$20.1 million) for Qinling Road Project and Jiangnan Road Project respectively.

(4)  Dubai equipment purchase

On May 31, 2019, Dubai Xinda entered into an equipment purchase contract with Peaceful for a total consideration of US$18.8 million. As of March 31, 2020, the Company has a remaining commitment of US$2.1 million.

(5)   Xinda CI (Beijing) office building decoration

On March 30, 2017, Xinda CI (Beijing) Investment Holding Co., Ltd. ("Xinda Beijing Investment") entered into a decoration contract with Beijing Fangyuan Decoration Engineering Co., Ltd. for a total consideration of RMB5.8 million (equivalent to US$0.8 million) to decorate office building. As of March 31, 2020, the Company has a remaining commitment of RMB3.8 million (equivalent to US$0.5 million).

On June 9, 2017, Xinda CI (Beijing) entered into a decoration contract with Beijing Zhonghongwufang Stone Co., Ltd for a total consideration of RMB1.2 million (equivalent to US$0.2 million) to decorate office building. As of March 31, 2020, the Company has a remaining commitment of RMB0.6 million (equivalent to US$0.1 million).

Off-Balance Sheet Arrangements

On December 25, 2018, HLJ Xinda Group, Sichuan Xinda and Mr. Jie Han provided guarantee to Shanghai Sales obtaining a one-year loan of RMB500.0 million (equivalent to US$70.6) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.09% from December 25, 2018 to December 24, 2019. On December 24, 2019, the loan was extended October 23, 2020. If Shanghai Sales does not repay the above loan when due, HLJ Xinda Group, Sichuan Xinda and Mr. Jie Han shall be obliged to repay the RMB500.0 million loan. The loan was subsequently repaid early by Shanghai Sales in April 2020.

On April 15, 2019, Sichuan Xinda provided guarantee to Shanghai Sales obtaining a one-year loan of RMB800.0 million (equivalent to US$112.9 million) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.09% from April 15, 2019 to April 14, 2020. If Shanghai Sales does not repay the above loan when due, Sichuan Xinda shall be obliged to repay the RMB800.0 million loan. The loan was subsequently repaid by Shanghai Sales in April 2020.

On December 3, 2019, HLJ Xinda Group provided guarantee to Macromolecule Composite Materials obtaining a one-year loan of RMB612.2 million (equivalent to US$86.4 million) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.25%. If Macromolecule Composite Materials does not repay the above loan when due, HLJ Xinda Group shall be obliged to repay the RMB612.2 million loan. The loan was subsequently repaid early by to Macromolecule Composite Materials in April 2020.

In the event of Shanghai Sales and Macromolecule Composite Materials defaults on the loans, the Company’s material loss contingency would be RMB1,980.6 million (equivalent to US$279.5 million), including estimated interest expenses of RMB68.4 million (equivalent to US$9.6 million) as of March 31, 2020. As the Company estimated that the potential material loss contingency was not probable, no accrual for a loss contingency was recognized for the three months period ended March 31, 2020.

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

A hypothetical 1.0% increase in the annual interest rate for all of our credit facilities under which we had outstanding borrowings as of March 31, 2020 would decrease income before income taxes by approximately US$2.5 million for the quarter ended March 31, 2020. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

The majority of our revenues are collected in and our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the US$1.00 until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the People's Bank of China allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. The People's Bank of China allowed the RMB and U.S. dollar exchange rate to fluctuate within 1% on April 16, 2012 and 2% on March 17, 2014, respectively. On March 31, 2020, the RMB traded at 7.0851 RMB to 1.00 U.S. dollar.

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

Notwithstanding management's assessment that our internal control over financial reporting was ineffective as of March 31, 2020. We believe that our unaudited condensed consolidated financial statements included in this Quarterly Report present fairly our financial position, results of operations and cash flows for the three months ended March 31, 2020 in all material respects.

(b) Changes in internal controls.

During the three months ended March 31, 2020, our efforts to improve our internal controls over financial reporting (1) adopting procedures to evaluate and assess performance of directors, officers and employees of the Company, (2) internal meetings, discussions, trainings and seminars periodically to review and improve our internal control procedures. We plan to improve on the above-referenced weakness by the end of the fiscal year ending December 31, 2020.

Other than the foregoing, there has been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that the resolution of these matters will not have a material adverse impact on our future results of operations or financial position.

Item 1A. Risk Factors

"Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 includes a detailed discussion of risks and uncertainties which could adversely affect our future results.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected. During the three-months ended March 31, 2020, there have been no material changes to the Risk Factors disclosed in “Part I Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Document Description
2.1

Agreement and Plan of Merger, dated June 15, 2020, by and among the Company, Faith Dawn Limited and Faith Horizon Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed by the Company on June 15, 2020)

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

China XD Plastics Company Limited

Date: June 29, 2020	By:	/s/ Jie Han
Name: Jie Han
Title: Chief Executive Officer (Principal Executive Officer)

Date: June 29, 2020	By:	/s/ Taylor Zhang
Name: Taylor Zhang
Title: Chief Financial Officer (Principal Financial Officer)

