Form 10-Q
period 2020-06-30
China XD Plastics Co Ltd
filed 2020-08-14
CIK 1353970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 10,  2020, the registrant had 66,948,841 shares of common stock, par value US$0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	3,167,943	17,201,775
Restricted cash	164,738,656	211,231,244
Time deposits	122,890,035	—
Accounts receivable, net of allowance for doubtful accounts	184,384,982	222,072,053
Inventories	678,543,004	642,509,534
Prepaid expenses and other current assets	405,418,146	171,848,122
Total current assets	1,559,142,766	1,264,862,728
Property, plant and equipment, net	813,776,106	830,319,716
Long-term prepayments to equipment and construction suppliers	502,049,222	495,570,421
Operating lease right-of-use assets, net	43,107,997	44,149,955
Other non-current assets	736,988	979,428
Total assets	2,918,813,079	2,635,882,248

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank loans, including current portion of long-term bank loans	770,943,894	680,174,859
Bills payable	331,110,954	400,671,063
Accounts payable	48,199,950	57,458,673
Amounts due to related parties	25,876,162	26,251,919
Income taxes payable	28,763,054	26,458,837
Operating lease liabilities, current	1,413,018	1,388,555
Accrued expenses and other current liabilities	76,017,727	86,550,388
Total current liabilities	1,282,324,759	1,278,954,294
Long-term bank loans, excluding current portion	575,452,134	322,456,413
Deferred income	88,298,695	92,639,620
Operating lease liabilities, non-current	14,250,090	14,429,434
Other non-current liabilities	81,846,026	91,028,376
Total liabilities	2,042,171,704	1,799,508,137

Stockholders' equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 66,969,841 shares issued, 66,948,841 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	6,697	6,697
Treasury stock, 21,000 shares at cost	(92,694)	(92,694)
Additional paid-in capital	184,208,447	184,208,447
Retained earnings	726,696,685	720,159,368
Accumulated other comprehensive loss	(80,085,057)	(67,907,807)
Total equity attributable to China XD Plastics Company Limited	830,734,178	836,374,111
Noncontrolling interest	45,907,197	—
Total stockholders' equity	876,641,375	836,374,111
Commitments and contingencies	—	—
Total liabilities and stockholders' equity	2,918,813,079	2,635,882,248

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2020	2019	2020	2019
	US$	US$	US$	US$

Revenues	283,223,987	463,073,880	428,061,665	764,539,887
Cost of revenues	(243,332,297)	(397,813,194)	(382,932,118)	(648,949,533)
Gross profit	39,891,690	65,260,686	45,129,547	115,590,354

Selling expenses	(46,149)	(247,410)	(162,060)	(525,230)
General and administrative expenses	(3,677,030)	(5,764,593)	(9,707,156)	(14,539,978)
Research and development expenses	(5,803,128)	(9,551,721)	(9,644,920)	(19,613,907)
Total operating expenses	(9,526,307)	(15,563,724)	(19,514,136)	(34,679,115)

Operating income	30,365,383	49,696,962	25,615,411	80,911,239

Interest income	75,426	454,357	341,048	890,136
Interest expense	(15,914,544)	(12,059,242)	(33,830,733)	(29,559,519)
Foreign currency exchange gains (losses)	(177,717)	3,050,612	2,190,422	909,747
Gains on disposal of a subsidiary	—	—	—	518,491
Government grant	1,342,273	1,611,216	11,255,210	3,706,153
Total non-operating expense, net	(14,674,562)	(6,943,057)	(20,074,053)	(23,534,992)

Income before income taxes	15,690,821	42,753,905	5,541,358	57,376,247

Income tax benefit (expense)	1,884,990	(2,642,588)	995,959	(6,284,215)

Net income	17,575,811	40,111,317	6,537,317	51,092,032
Net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to China XD Plastics Company Limited	17,575,811	40,111,317	6,537,317	51,092,032

Earnings per common share:
Basic and diluted	0.26	0.60	0.10	0.76

Net Income	17,575,811	40,111,317	6,537,317	51,092,032

Other comprehensive income (loss)
Foreign currency translation adjustment, net of nil income taxes	406,160	(16,713,085)	(12,177,250)	(2,042,284)

Comprehensive income (loss)	17,981,971	23,398,232	(5,639,933)	49,049,748
Comprehensive income (loss) attributable to noncontrolling interest	—	—	—	—
Comprehensive income (loss) attributable to China XD Plastics Company Limited	17,981,971	23,398,232	(5,639,933)	49,049,748

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Period Ended June 30,
	2020	2019
	US$	US$
Cash flows from operating activities:
Net cash (used in) provided by operating activities	(310,823,681)	92,864,032

Cash flows from investing activities:
Purchase of time deposits	(123,811,692)	—
Purchase of and deposits for property, plant and equipment	(24,747,038)	(52,396,204)
Proceeds from sales of a subsidiary	—	7,376,807
Cash disposed for sales of a subsidiary	—	(3,202)
Net cash used in investing activities	(148,558,730)	(45,022,599)

Cash flows from financing activities:
Proceeds from bank borrowings	638,701,758	1,400,043,299
Repayments of bank borrowings	(283,097,285)	(1,307,643,944)
Capital injection from noncontrolling interests	46,251,494	—
Proceeds from interest-free advances from related parties	1,138,498	67,389,859
Repayments of interest-free advances from related parties	(1,138,498)	(65,152,460)
Payments of issuance cost for syndicated loans	(126,012)	—
Net cash provided by financing activities	401,729,955	94,636,754

Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(2,873,964)	(2,597,145)
Net (decrease) increase in cash, cash equivalents and restricted cash	(60,526,420)	139,881,042

Cash, cash equivalents and restricted cash at beginning of period	228,433,019	366,991,840
Cash, cash equivalents and restricted cash at end of period	167,906,599	506,872,882

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	33,303,914	29,586,602
Income taxes paid	2,256,375	6,067,051
Non-cash investing and financing activities:
Accrual for purchase of equipment and construction included in accrued expenses and other current liabilities	5,890,438	1,721,729
Reclassification of mandatorily redeemable noncontrolling interest to noncontrolling interest	45,907,197	—

The following table shows a reconciliation of cash, cash equivalents and restricted cash on the condensed consolidated balance sheets to that presented in the above condensed consolidated statements of cash flows.

	June 30,
	2020	2019
	US$	US$
Cash and cash equivalents	3,167,943	194,763,132
Restricted cash	164,738,656	312,109,750
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	167,906,599	506,872,882

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

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2020, the results of operations and cash flows for the six-month periods ended June 30, 2020 and 2019, have been made.

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

(c) Significant concentrations and risks

Sales concentration

The Company sells its products primarily through approved distributors in the People's Republic of China (the "PRC"). The Company's sales are highly concentrated. Sales to distributors individually exceeded 10% of the Company's revenues for the three-month and six-month periods ended June 30, 2020 and 2019, are as follows:

	Three-Month Period Ended June 30,
	2020		2019
	US$	%	US$	%
Distributor A, located in PRC	41,857,743	14.8%	58,501,659	12.6%
Distributor B, located in PRC	33,149,907	11.7%	36,906,778	*
Distributor C, located in PRC	32,613,997	11.5%	33,077,889	*
Distributor D, located in PRC	30,205,164	10.7%	27,263,818	*

* Less than 10%

	Six-Month Period Ended June 30,
	2020		2019
	US$	%	US$	%
Distributor A, located in PRC	67,770,607	15.8%	115,001,391	15.0%
Distributor B, located in PRC	47,135,094	11.0%	74,605,665	*
Distributor C, located in PRC	46,073,857	10.8%	55,046,388	*
Distributor D, located in PRC	45,647,181	10.7%	54,588,405	*

* Less than 10%

The Company expects revenues from these distributors to continue to represent a substantial portion of its revenue in the future. Any factor adversely affecting the automobile industry in the PRC or the business operations of these customers will have a material effect on the Company's business, financial position and results of operations.

Purchase concentration of raw materials

The principal raw materials used for the Company's production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon. The Company purchases substantially all of its raw materials through a limited number of distributors.  Raw material purchases from these distributors, which individually exceeded 10% of the Company's total raw material purchases, accounted for approximately 35.5% (three distributors) and 31.7% (three distributors) for the three-month periods ended June 30, 2020 and 2019, respectively, and 32.0% (three distributors) and 33.2% (three distributors) of the Company's total raw materials purchases for the six-month periods ended June 30, 2020 and 2019, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company's business, financial position and results of operations.

Cash concentration

Cash and cash equivalents, restricted cash, and time deposits mentioned below maintained at banks consist of the following:

	June 30, 2020	December 31, 2019
	US$	US$
Renminbi (“RMB”) denominated bank deposits with:
Financial Institutions in the PRC	288,607,567	226,488,069
Financial Institutions in Hong Kong Special Administrative Region ("Hong Kong SAR")	8,360	8,134
Financial Institution in Dubai, UAE	329	—
U.S. dollar denominated bank deposits with:
Financial Institution in the U.S.	5,848	3,057
Financial Institutions in the PRC	16,784	16,868
Financial Institution in Hong Kong SAR	483,590	590,131
Financial Institution in Macau Special Administrative Region ("Macau SAR")	1,290,068	1,288,792
Financial Institution in Dubai, UAE	166,837	4,549
HK dollar denominated bank deposits with:
Financial institution in Hong Kong SAR	156	156
Dirham denominated bank deposits with:
Financial institution in Dubai, UAE	217,095	33,263

The bank deposits with financial institutions in the PRC are insured by the government authority for up to RMB500,000. The bank deposits with financial institutions in the Hong Kong SAR are insured by the government authority for up to HK$500,000. The bank deposits with financial institutions in the Macau SAR are insured by the government authority for up to MOP$500,000. The bank deposits with financial institutions in the Dubai, UAE are not insured by the government authority. Total bank deposits amounted to US$1,034,565 and US$1,063,709 are insured as of June 30, 2020 and December 31, 2019, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts. To limit exposure to credit risk, the Company primarily places bank deposits with large financial institutions in the PRC, Hong Kong SAR, Macau SAR and Dubai, UAE with acceptable credit rating.

Cash deposits in bank that are restricted as to withdrawal or usage for up to 12 months are reported as restricted cash in the consolidated balance sheets.

Short-term bank deposits that are pledged as collateral for bills payable relating to purchases of raw materials are reported as restricted cash and amounted to US$105,763,684 and US$151,498,873 as of June 30, 2020 and December 31, 2019, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company.

Short-term bank deposits that are related to government grant are reported as restricted cash and amounted to US$68,909 and US$69,879 as of June 30, 2020 and December 31, 2019, respectively.

Short-term bank deposits that are pledged for the US$135.0 million syndicated loans obtained from a consortium of banks led by the Industrial and Commercial Bank of China (Macau) Limited are reported as restricted cash and amounted to US$57,493,534 and US$58,229,047 as of June 30, 2020 and December 31, 2019, respectively, for details of the syndicated loans please refer to note 7.

Short-term bank deposits that are pledged as collateral to settle US$14.1 million of short-term bank loans obtained from Postal Savings Bank of China are reported as restricted cash and amounted to US$1,412,529 and US$1,433,445 as of June 30, 2020 and December 31, 2019, respectively.

Note 2 – Accounts receivable

Accounts receivable consists of the following:

	June 30, 2020	December 31, 2019
	US$	US$

Accounts receivable	247,233,447	284,921,071
Allowance for doubtful accounts	(62,848,465)	(62,849,018)
Accounts receivable, net	184,384,982	222,072,053

As of June 30, 2020 and December 31, 2019, the accounts receivable balances also include notes receivable in the amount of US$35,313 and US$107,845, respectively.  As of June 30, 2020 and December 31, 2019, US$201,224,940 and US$92,198,221, respectively, of accounts receivable are pledged for the short-term bank loans and bills payable.

There was no accrual of additional provision or write-off of accounts receivable for the three-month and six-month periods ended June 30, 2020 and 2019.

As of December 31, 2019, accounts receivable of US$62.8 million from the Company’s customer in UAE was overdue and the customer failed to make payments under the agreed extended repayment plan. Based on its assessment of the collectability of the amounts due from the customer, the Company provided an allowance for doubtful accounts of US$62.8 million for the year ended December 31, 2019.

The following table provides an analysis of the aging of accounts receivable as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	US$	US$
Aging:
– current	164,687,690	189,180,366
– 1-3 months past due	2,251,085	45,363,405
– 4-6 months past due	24,774,501	28,865,350
– 7-12 months past due	41,495,498	5,703,612
– greater than one year past due	14,024,673	15,808,338
Total accounts receivable	247,233,447	284,921,071

Note 3 – Inventories

Inventories consist of the following:

	June 30, 2020	December 31, 2019
	US$	US$

Raw materials and semi-finished goods	622,002,570	637,278,817
Finished goods	56,540,434	5,230,717
Total inventories	678,543,004	642,509,534

As of June 30, 2020 and December 31, 2019, the Company pledged inventories in amount of approximately US$39.6 million and US$40.1 million, respectively, for a one-year short-term loan and bills payable, details refer to Note 7.

There were no write down of inventories for the three-month and six-month periods ended June 30, 2020 and 2019.

Note 4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2020	December 31, 2019
	US$	US$

Advances to suppliers (i)	91,593,394	118,166,925
Amounts due from third parties (ii)	308,491,066	—
Value added taxes receivables (iii)	3,072,424	6,239,719
Receivables from Hong Kong Grand Royal Trading Co., Ltd. (iv)	—	42,566,949
Interest receivable (v)	491,601	615,049
Others (vi)	1,769,661	4,259,480
Total prepaid expenses and other current assets	405,418,146	171,848,122

(i) Advances to suppliers are the advances to purchase raw materials.

(ii) During the three-month period ended June 30, 2020, the Company has lent RMB1,284.8 million (equivalent to US$181.5 million) to Heilongjiang Xinda Enterprise Group Shanghai New Materials Sales Company Limited (“Shanghai Sales”), a company formerly owned by the Company and was disposed in December 2018, RMB612.2 million (equivalent to US$86.5 million) to Heilongjiang Xinda Macromolecule Composite Materials Company Limited (“Macromolecule Composite Materials”), a company established by Shanghai Sales (details refer to note 9), and RMB286.7 million (equivalent to US$40.5 million) to Guangzhou Peiqu International Trading LLC, the Company’s supplier and a related party of Hong Kong Grand Royal Trading Co., Ltd., as interest-free advances. The Company has subsequently collected the RMB2,183.7 million (equivalent to US$308.5 million) from the above third parties in July and August 2020.

(iii) Value added taxes receivables mainly represent the input taxes on purchasing equipment by Heilongjiang Xinda Enterprise Group Company Limited (“HLJ Xinda Group”) and Sichuan Xinda Enterprise Group Company Limited (“Sichuan Xinda”), which are to be net off with output taxes. Value added taxes receivables were recognized in operating activities in consolidated statements of cash flows.

(iv) Hong Kong Grand Royal Trading Co., Ltd. (“Hong Kong Grand Royal”) is a raw material supplier of AL Composites Materials FZE ("Dubai Xinda"). Dubai Xinda has prepaid US$48.2 million to Hong Kong Grand Royal in 2017 for purchase of raw materials. Due to the price fluctuation of raw materials, Hong Kong Grand Royal could not purchase and deliver the raw materials to Dubai Xinda. In July 2019, both parties entered into a supplemental agreement to cancel the original purchase agreements and Hong Kong Grand Royal shall settle the advance payment. The US$42.6 million advance payment as of December 31, 2019 was settled during the six-month period ended June 30, 2020.

(v) Interest receivable mainly represents interest income accrued from time deposits and restricted cash.

(vi) Others mainly include prepaid miscellaneous service fee, staff advance and prepaid rental fee.

Note 5 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	June 30, 2020	December 31, 2019
	US$	US$

Machinery, equipment and furniture	518,520,814	575,317,840
Motor vehicles	1,799,529	1,709,182
Workshops and buildings	154,518,665	156,256,761
Construction in progress	361,737,754	335,245,525
Total property, plant and equipment	1,036,576,762	1,068,529,308
Less accumulated depreciation	(222,800,656)	(238,209,592)
Property, plant and equipment, net	813,776,106	830,319,716

For the three-month period ended June 30, 2020 and 2019, the Company capitalized US$1,304,561 and US$357,175 of interest costs as a component of the cost of construction in progress. For the six-month period ended June 30, 2020 and 2019, the Company capitalized US$2,641,600 and US$744,499 of interest costs as a component of the cost of construction in progress. Depreciation expense on property, plant and equipment was allocated to the following expense items:

	Three-Month Period Ended June 30,
	2020	2019
	US$	US$
Cost of revenues	11,731,493	13,522,087
General and administrative expenses	603,849	519,248
Research and development expenses	614,016	946,164
Selling expenses	726	454
Total depreciation expense	12,950,084	14,987,953

	Six-Month Period Ended June 30,
	2020	2019
	US$	US$
Cost of revenues	23,988,269	26,981,070
General and administrative expenses	1,214,452	1,205,771
Research and development expenses	1,326,745	1,968,287
Selling expenses	5,222	2,277
Total depreciation expense	26,534,688	30,157,405

Note 6 - Prepayments to equipment and construction suppliers

	June 30, 2020	December 31, 2019
	US$	US$

Hailezi (i)	455,858,879	468,529,714
Beijin Construction (ii)	6,863,810	6,795,439
Peaceful Treasure Limited(iii)	21,776,143	19,967,014
Xinda High-Tech (iv)	16,992,725	—
Others	557,665	278,254
Total prepayments to equipment and construction suppliers	502,049,222	495,570,421

(i) On September 26, 2016 and February 28, 2017, HLJ Xinda Group entered into equipment purchase contracts with Hailezi for a total consideration of RMB782.2 million (equivalent to US$110.5 million) to purchase storage facility and other equipment, which will be used for upgrading the storage system of warehouse located in Harbin, China. Pursuant to the contracts with Hailezi, HLJ Xinda Group prepaid RMB621.6 million (equivalent to US$87.8 million) during the first quarter of 2017. Due to a redesign of outdoor storage facility in June 2017, HLJ Xinda Group entered into a supplementary agreement with Hailezi, which decreased the original contract amount to RMB283.7 million (equivalent to US$40.1 million). Hailezi refunded RMB369.1 million (equivalent to US$52.1 million) to HLJ Xinda Group on June 22, 2017. On September 25, 2019, HLJ Xinda Group entered into a supplementary agreement with Hailezi, pursuant to which the total contract amount was increased to RMB332.5 million (equivalent to US$47.0 million). As of June 30, 2020, HLJ Xinda Group has prepaid RMB255.0 million (equivalent to US$36.0 million) for the above contracts, of which RMB4.4 million (equivalent to US$0.6 million) was transferred to construction in progress.

On July 21, 2017, HLJ Xinda Group entered into three investment agreements with the Management Committee of Harbin Economic- Technological Development Zone with respect to the industrial project for 300,000 metric tons of biological composite materials, the industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics and the industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory (the "HLJ Project"). In order to fulfill the agreements, HLJ Xinda Group entered into an equipment purchase contract with Hailezi to purchase production equipment in November 2017, which will be used for 100,000 metric tons of engineering plastics located in Harbin, for a consideration of RMB939.7 million (equivalent to US$132.7 million). Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB920.9 million (equivalent to US$130.1 million) in total as of December 31, 2018. During 2019, HLJ Xinda Group entered into a supplementary agreement with Hailezi, pursuant to which the contract amount was increased to RMB958.7 million (equivalent to US$135.4 million). During 2019 and the first quarter of 2020, all equipment has been delivered and the prepayment was transferred to construction in progress.

In connection with the HLJ project, in June and July 2018, HLJ Xinda Group entered into two equipment purchase contracts with Hailezi to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a consideration of RMB1,906.8 million (equivalent to US$269.3 million). Pursuant to the contracts with Hailezi, HLJ Xinda Group has prepaid RMB540.0 million (equivalent to US$76.3 million) as of June 30, 2020.

On March 17, 2017, Sichuan Xinda entered into a definitive agreement with the People's Government of Shunqing District, Nanchong City of Sichuan Province for the production of 300,000 metric tons of bio-composite materials and additive manufacturing and 20,000 metric tons of functional masterbatch, a high-end color additive process in plastics manufacturing (the "Nanchong Project"). The Nanchong Project will be located in a land area of 250 mu (equivalent to 41.2 acres), with 215 mu designated for bio-composite materials and additive manufacturing production and 35 mu to be designated for functional masterbatch production. The projected total capital expenditures for the project is approximately RMB2.5 billion (equivalent to US$353.1 million).

In connection with the Nanchong Project, Sichuan Xinda entered into equipment purchase contracts with Hailezi to purchase production equipment and testing equipment. Pursuant to the contracts with Hailezi, Sichuan Xinda prepaid RMB1,728.9 million (equivalent to US$244.2 million) in the first quarter of year 2017. In 2017, in order to ensure the traceability of the product and management of supply chain, Sichuan Xinda expected to launch an integrated ERP system, which resulted in the equipment to be purchased under the original contracts with Hailezi not meeting the production requirements. Hailezi agreed to refund the prepayment in the amount of RMB1,704.9 million (equivalent to US$240.8 million) by the end of March 2018, the remaining uncancelled amount is RMB24.0 million (equivalent to US$3.4 million). As of December 31, 2017, Sichuan Xinda signed a supplementary agreement with Hailezi, pursuant to the agreement, Sichuan Xinda agreed to pay RMB12.4 million (equivalent to US$1.8 million) to Hailezi for the compensation of Hailezi due to the termination of the purchase contracts. In January 2018, Hailezi refunded the above-mentioned prepayment. The Company received the testing equipment in the amount of RMB3.2 million (equivalent to US$0.5 million) in November 2018, the remaining balance of the uncancelled prepayment as of June 30, 2020 was RMB20.8 million (equivalent to US$2.9 million).

In connection with the Nanchong Project, on June 21, 2018, Sichuan Xinda entered into another equipment purchase contract with Hailezi to purchase production equipment and testing equipment for a consideration of RMB1,900 million (equivalent to US$268.4 million). Pursuant to the contract with Hailezi, Sichuan Xinda has prepaid RMB1,710 million (equivalent to US$241.6 million) as of June 30, 2020.

On December 3, 2019, HLJ Xinda Group entered into two equipment purchase contracts with Hailezi to purchase production equipment used to upgrade Qinling Road Factory (“Qinling Road Project”) and Jiangnan Road Factory (“Jiangnan Road Project”) in Harbin. Total consideration is RMB162.0 million (equivalent to US$22.9 million) and RMB713.6 million (equivalent to US$100.8 million) for Qinling Road Project and Jiangnan Road Project respectively. Pursuant to the contracts with Hailezi, HLJ Xinda has prepaid RMB129.6 million (equivalent to US$18.3 million) and RMB570.9 million (equivalent to US$80.6 million) respectively for Qinling Road Project and Jiangnan Road Project as of June 30, 2020.

During the six months period ended June 30, 2020, the Company has entered into several equipment purchase contracts with Hailezi. As of June 30, 2020, the prepayment balance for those contracts was US$0.8 million.

The table below summarized the balance of prepayments to Hailezi for each of the projects as of June 30, 2020 and December 31, 2019, and the movements of the prepayments:

(in millions US$)
Year	Projects	Balance as of December 31, 2019	Prepaid in 2020	Transfer to CIP in 2020	Effect of foreign currency exchange rate changes	Balance as of June 30, 2020
2017	Storage system	36.7	-	(0.6)	(0.7)	35.4
2017	HLJ Project	5.9	-	(5.9)	-	-
2018	HLJ Project	77.4	-	-	(1.1)	76.3
2017	Nanchong Project	3.0	-	-	(0.1)	2.9
2018	Nanchong Project	245.1	-	-	(3.5)	241.6
2019	Qinling Road Project	18.6	-	-	(0.3)	18.3
2019	Jiangnan Road Project	81.8	-	-	(1.2)	80.6
2020	Others	-	2.6	(1.8)	-	0.8
Total		468.5	2.6	(8.3)	(6.9)	455.9

(ii) Since November 15, 2016, Sichuan Xinda entered into decoration contracts with Sichuan Beijin Construction Engineering Company Limited ("Beijin Construction") to perform indoor and outdoor decoration work for a consideration of RMB264.3 million (equivalent to US$37.3 million). Pursuant to the contracts with Beijin Construction, Sichuan Xinda has prepaid RMB122.8 million (equivalent to US$17.3 million) as of June 30, 2020, of which RMB74.0 million (equivalent to US$10.4 million) was transferred to construction in progress.

 (iii) On October 20, 2016, Sichuan Xinda entered into an equipment purchase agreement purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of RMB89.8 million (equivalent to US$12.7 million) to purchase certain production and testing equipment. The Company prepaid RMB33.9 million (equivalent to US$4.8 million) as of June 30, 2020.

On May 31, 2019, Dubai Xinda entered into an equipment purchase contract with Peaceful for a total consideration of US$18.8 million to purchase storage and testing equipment. The Company has prepaid US$17.0 million as of June 30, 2020.

(iv) On January 10, 2020, Heilongjiang Xinda New Materials Co., Ltd. (“HLJ New Materials”), a subsidiary of the Company, entered into a purchase agreement with Harbin Xinda High-Tech Co., Ltd. (“Xinda High-Tech”) to purchase the land use right, buildings and facilities of Dalian Road Factory from Xinda High-Tech for a consideration of RMB120.3 million (equivalent to USD17.0 million). On January 23, 2020, HLJ New Materials has paid the consideration to Xinda High-Tech. As of June 30, 2020, the transfer procedures were not completed and were expected to be completed in the fourth quarter of 2020.

Note 7 – Borrowings

The Company has credit facilities with several banks under which they draw short-term and long-term bank loans as described below.

(a)  Current

	June 30, 2020	December 31, 2019
	US$	US$
Unsecured loans	460,785,297	407,657,464
Loans secured by accounts receivable (i)	63,563,811	64,505,031
Guaranteed loan (ii)	35,313,228	—
Loans secured by restricted cash (iii)	14,125,291	14,334,451
Syndicated loan facility (iv)	121,638,806	128,020,559
Loan secured by inventories (v)	5,650,117	5,733,781
Current portion of long-term bank loans (note b)	69,867,344	59,923,573
Total short-term loans, including current portion of long-term bank loans	770,943,894	680,174,859

As of June 30, 2020 and December 31, 2019, the Company's short-term bank loans (including the current portion of long-term bank loans) bear a weighted average interest rate of 5.2% and 5.0% per annum, respectively. All short-term bank loans mature at various times within one year and contain no renewal terms.

(i) As of June 30, 2020 and December 31, 2019, the Company had US$56.5 million and US$64.5 million of short-term bank loans obtained from Longjiang Bank secured by accounts receivables of US$80.8 million and US$92.2 million, respectively.

In March 2020, the Company obtained a one-year short-term loan of RMB50.0 million (equivalent to US$7.1 million) from Sichuan Tianfu Bank. As of June 30, 2020, the above loan together with bills payable in amount of RMB488.0 million (equivalent to US$68.9 million) issued by Sichuan Tianfu Bank were secured by accounts receivable of US$120.4 million.

(ii) In January 2019, Sichuan Xinda obtained a one-year short-term unsecured bank loan of RMB250.0 million (equivalent to US$35.3 million) from Nanchong Rural Commercial Bank. Pursuant to the extension agreement dated January 2020, the loan maturity date was extended to July 2020 with a third-party guarantee provided by Nanchong Shuntou Development Group Co., Ltd. (“Shuntou”). Pursuant to the loan contract, the ratio of liabilities to assets of Sichuan Xinda shall not exceed 55%. As of June 30, 2020, Sichuan Xinda’s ratio of liabilities to assets was higher than 55%, which resulted in the breach of the loan covenant, and Nanchong Rural Commercial Bank has the right to declare the above loan be immediately due and payable. The loan was subsequently repaid in July 2020.

(iii) As of June 30, 2020 and December 31, 2019, the Company had US$14.1 million and US$14.3 million of short-term bank loans secured by restricted cash of US$1.4 million and US$1.4 million, respectively.

(iv) On October 2, 2019, Xinda Holding (HK) Company Limited ("Xinda Holding (HK)"), a wholly owned subsidiary of the Company, entered into a facility agreement for a one-year loan facility in an aggregate amount of US$135.0 million with a consortium of banks and financial institutions led by Industrial and Commercial Bank of China (Macau) Limited. The Company made the drawdown on December 18, 2019. The interest rate of the loan is 2.0% plus three-month LIBOR. The Company incurred agency fee and arrangement fee in the amount of US$7.2 million for the loan of which the unamortized balance was US$3.4 million as of June 30, 2020. Loan issuance costs are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the loan and amortized to interest expense using the effective interest rate of 10.29% as of June 30, 2020. Xinda Holding (HK) prepaid US$10.0 million loan during the six months period ended June 30, 2020.

As of June 30, 2020, the loan was secured by US$57.5 million restricted cash. Covenants of the syndicated loan facility included but not limited to: the consolidated tangible net worth of the Company shall not at any time be less than US$650 million (or its equivalent), the ratio of the consolidated total liabilities to consolidated total assets of the Company shall not at any time exceed 0.70:1.00, and interest cover in respect of each relevant period shall not be less than 2.50:1.00. As of June 30, 2020, the interest cover was lower than 2.5, which resulted in the breach of the loan covenant, and the consortium of banks has the right to declare the above loan be immediately due and payable.

(v) In November 2019, the Company obtained a one-year short-term loan of RMB40.0 million (equivalent to US$5.7 million) from Bank of Inner Mongolia. As of June 30, 2020, the Company pledged inventories in amount of approximately US$39.6 million for the above loan and bills payable in amount of RMB142.0 million (equivalent to US$20.1 million) issued by Bank of Inner Mongolia.

(b) Non-current

	June 30,	December 31,
	2020	2019
	US$	US$
Secured loans (i)	1,742,389	1,742,389
Unsecured loans (ii)	643,577,089	380,637,597
Less: current portion	(69,867,344)	(59,923,573)
Total long-term bank loans, excluding current portion	575,452,134	322,456,413

As of June 30, 2020 and December 31, 2019, the Company's long-term bank loans (excluding the current portion of long-term bank loans) bear a weighted average interest rate of 5.2% and 5.4% per annum, respectively.

(i) On December 26, 2018, the Company obtained a five-year secured loan of AED8.0 million (equivalent to US$2.2 million) from National Bank of Umm Al Qaiwain at an interest rate of three-month EBOR (0.72% as of June 30, 2020) plus 3.75%. The long-term loan was secured by an undated cheque of AED8.8 million (US$2.4 million) favouring the bank provided by Dubai Xinda. The cheque would not be cashed by the bank unless Dubai Xinda defaults. Principal will be repaid in ten half-yearly installments of AED0.8 million (equivalent to US$0.2 million) each. The Company repaid AED1.6 million (equivalent to US$0.5 million) during 2019. Affected by the COVID-19 pandemic, National Bank of Umm Al Qaiwain allowed the Company to apply for a six-month extension for the half-yearly installments of AED0.8 million (equivalent to US$0.2 million) due in June 2020. As of June 30, 2020, the extension application was still under approval process by the bank.

(ii) As of June 30, 2020 and December 31, 2019, the Company's long-term unsecured bank loans (excluding the current portion of long-term bank loans) bear a weighted average interest rate of 5.2% and 5.5% per annum, respectively. The Company’s long-term unsecured bank loans (excluding the current portion of long-term bank loans) will mature serially from 2021 to 2027.

In 2016 and 2017, Sichuan Xinda obtained long term unsecured loans of RMB135.0 million (equivalent to US$19.1 million) from Bank of China at an annual interest rate of 4.75%, and the loan balance as of June 30, 2020 was RMB75.0 million (equivalent to US$10.6 million), which will be due in 2020. As of June 30, 2020, inventory turnover, account receivable turnover and revenues of Sichuan Xinda for the six-month period ended June 30, 2020 was below requirement of the financial covenants in the loan contract, which resulted in the breach of the loan covenants. According to the loan contract, Bank of China has the right to declare the above loans be immediately due and payable. The loan balance of RMB75.0 million (equivalent to US$10.6 million) was classified as short-term bank loans in the condensed consolidated balance sheets as of June 30, 2020.

Maturities on long-term bank loans (including current portion) are as follows:

June 30, 2020
US$
Six months ended December 31, 2020	24,448,606
2021	83,774,812
2022	208,896,642
2023	160,051,385
2024	41,020,411
After 2024	127,127,622
Total	645,319,478

Note 8 – Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2020	December 31, 2019
	US$	US$
Payables for purchase of property, plant and equipment	16,905,908	12,445,494
Accrued freight expenses	21,193,634	17,665,998
Accrued interest expenses	15,351,917	15,650,965
Contract liabilities (i)	2,195,421	17,922,160
Non income tax payables	4,282,890	6,056,024
Others (ii)	16,087,957	16,809,747
Total accrued expenses and other current liabilities	76,017,727	86,550,388

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

Note 9 – Related party transactions

The related party transactions are summarized as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2020	2019	2020	2019
	US$	US$	US$	US$
Transactions with related parties:

Revenues resulting from transactions with a related party:
Sales to Macromolecule Composite Materials (i)	—	308,800	—	308,800

Financing transactions with related parties:
Interest-free advances from Mr. Jie Han	—	2,950,723	—	2,950,723
Interest-free advances from a senior management employee in HLJ Xinda Group	—	—	—	284,008
Repayment of interest-free advances from management employees in HLJ Xinda Group and Sichuan Xinda	—	(4,439,451)	—	(4,439,451)
Interest-free advances from Macromolecule Composite Materials (i)	—	64,155,128	—	64,155,128
Repayment of interest-free advances from Macromolecule Composite Materials (i)	—	(60,713,009)	—	(60,713,009)
Interest-free advances from Mr. Qingwei Ma	1,138,498	—	1,138,498	—
Repayment of interest-free advances from Mr. Qingwei Ma	(1,138,498)	—	(1,138,498)	—
Total financing transactions with related parties	—	1,953,391	—	2,237,399

(i) On December 26, 2018, Shanghai Sales set up Heilongjiang Xinda Macromolecule Composite Materials Company Limited (“Macromolecule Composite Materials”). On April 22, 2019, Shanghai Sales transferred 97.5% equity interest in Macromolecule Composite Materials to Harbin Shengtong Engineering Plastics Co., Ltd. ("Harbin Shengtong"). Mr. Xigang Chen, who was the general manager of Sichuan Xinda, was the general manager and also the principal shareholder of Harbin Shengtong.

Since Mr. Xigang Chen resigned from Sichuan Xinda on August 5, 2019, Macromolecule Composite Materials had ceased to be a related party of the Company.

The related party balances are summarized as follows:

	June 30, 2020	December 31, 2019
	US$	US$
Amounts due to related parties:
Mr. Jie Han (the Chairman and Chief Executive Officer)	12,317,254	12,499,642
Mr. Jie Han’s wife	3,099,054	3,137,539
Mr. Jie Han’s son	9,181,439	9,317,393
Mr. Qingwei Ma (Chief Operating Officer)	1,130,023	1,146,756
Senior management employee in HLJ Xinda Group	148,392	150,589
Total amounts due to related parties	25,876,162	26,251,919

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

The effective income tax rates for the six-month periods ended June 30, 2020 and 2019 were negative 18.0% and 11.0%, respectively. The effective income tax rate decreased from 11.0% for the six-month period ended June 30, 2019 to negative 18.0% for the six-month period ended June 30, 2020, primarily due to the increased reversal amount of unrecognized tax benefits. The effective income tax rate for the six-month period ended June 30, 2020 differs from the PRC statutory income tax rate of 25% primarily due to the reversal of the unrecognized tax benefits accrued in 2014, 75% additional deduction of R&D expenses of the major PRC operating entities, and Sichuan Xinda's preferential income tax rate.

US$6,164,268 previously unrecognized tax benefits accrued in year 2014 and the related accrued interest amounting to US$5,021,444 were reversed due to the expiration of five-year tax assessment period on May 31, 2020. As of June 30, 2020, the unrecognized tax benefits were US$30,733,101 and the interest relating to unrecognized tax benefits was US$10,998,020, of which the unrecognized tax benefits in year 2015 amounting to US$7,082,459 and related accrued interest amounting to US$4,794,317 were classified as current liabilities as the five-year tax assessment period will expire on May 31, 2021. No penalties expense related to unrecognized tax benefits were recorded. The Company is currently unable to provide an estimate of a range of the total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.

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

In addition, the Company has received RMB333.2 million (equivalent to US$47.1 million) from Shunqing Government and RMB6.4 million (equivalent to US$0.9 million) from Ministry of Finance of the People's Republic of China to support the construction and RMB7.5 million (equivalent to US$1.0 million) special funds of ministerial key research projects from Ministry of Science and Technology of PRC as of June 30, 2020.

The Company has also received RMB45.0 million (equivalent to US$6.4 million) from Harbin Bureau of Finance to support the construction of the 300,000 metric tons of biological composite materials project in Heilongjiang as of June 30, 2020.

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

A cumulative RMB136.7 million (equivalent to US$19.3 million) government grants have been amortized as other income proportionate to the depreciation of the related assets, of which RMB21.2 million (equivalent to US$3.0 million) was amortized in the six-month period ended June 30, 2020.

The Company also received RMB36.0 million (equivalent to US$5.1 million) from Shunqing Government with respect to interest subsidy for bank loans. A cumulative RMB16.4 million (equivalent to US$2.3 million) government grants have been amortized as other income in line with the amount of related loan interest accrued.

Note 12 – Other non-current liabilities

	June 30,	December 31,
	2020	2019
	US$	US$
Income tax payable-noncurrent (i)	78,110,645	86,414,852
Deferred income tax liabilities	3,735,381	4,613,524
Total other non-current liabilities	81,846,026	91,028,376

(i) Income tax payable-noncurrent represents the repatriation tax, the accumulative balance of unrecognized tax benefits since 2016 and related accrued interest. According to the Tax Cuts and Jobs Act enacted on December 22, 2017, the management recognized the amount of U.S. tax corporate income tax is US$70,965,148 based on the deemed repatriation to the United States of accumulated earnings mandated by the U.S. tax reform, US$22,708,848 of which due payable within one year was classified as current liabilities.

Note 13 – Noncontrolling interests

On January 22, 2020, a third party investor acquired 36.21% and 38.08% of the equity interest of the Company’s two wholly owned PRC subsidiaries at a consideration of RMB325.0 million (equivalent to US$45.9 million). The Company shall redeem 50% of the equity interest owned by the noncontrolling shareholder on January 21, 2024 and the remaining 50% on January 21, 2025 at a total redemption value of RMB325.0 million. The noncontrolling shareholder was also entitled to an interest at 1.5% per annum. The Company has pledged its 63.79% and 61.92% equity interest of the two subsidiaries to the noncontrolling shareholder as a guarantee for its obligation on the redemption. The mandatorily redeemable noncontrolling interests were recorded as a liability on the unaudited condensed consolidated balance sheet and initially recorded at the fair value of US$45.9 million and were subsequently carried at the present value of the redemption value.

In April 2020, the Company increased its capital contribution to one of the subsidiaries by transferring certain land use right amounting to RMB32.5 million (equivalent to US$4.6 million) from HLJ Xinda Group to the subsidiary, and the equity interest owned by the Company has increased from 61.92% to 65.62%, the equity interest owned by noncontrolling shareholder has decreased from 38.08% to 34.38%.

On June 29, 2020, the Company entered into supplementary agreements with the noncontrolling shareholder, pursuant to which, the redemption provision, the 1.5% per annum interest payable to the noncontrolling shareholder and the guarantee provision in the original investment agreements were cancelled. The substantial modification of terms was accounted as an extinguishment with no extinguishment gains or losses recognized. The noncontrolling interest were reclassified as an equity instrument. As of June 30, 2020, the carrying value of the noncontrolling interests was US$45.9 million.

Note 14 – Stockholders' equity

The changes of each caption of stockholders' equity for the six-month period ended June 30, 2020 are as follows:

	Series B Preferred Stock		Common Stock					Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
		US$		US$	US$	US$	US$	US$	US$	US$
Balance as of January 1, 2020	1,000,000	100	66,948,841	6,697	(92,694)	184,208,447	720,159,368	(67,907,807)	—	836,374,111
Net income	—	—	—	—	—	—	6,537,317	—	—	6,537,317
Other comprehensive loss	—	—	—	—	—	—	—	(12,177,250)	—	(12,177,250)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	45,907,197	45,907,197
Balance as of June 30, 2020	1,000,000	100	66,948,841	6,697	(92,694)	184,208,447	726,696,685	(80,085,057)	45,907,197	876,641,375

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

Non-vested shares

On February 20, 2020, the Company's Board of Directors approved the grant of 3,000,000 non-vested shares to Mr. Jie Han and an employee with a performance condition that the Company or its subsidiaries receive certain amount of bank credit prior to April 30, 2020 and complete certain amount of drawdown from such credit line prior to June 30, 2020. The awards will be forfeited if the performance condition is not met. As of June 30, 2020, the performance condition has not been met and the awards were forfeited.

On February 20, 2020, the Company's Board of Directors approved the grant of 1,000,000 non-vested shares to two nonemployee consultants providing certain financing advisory service for the Company. As of June 30, 2020, the service has not been rendered and the service agreement was cancelled and the awards were forfeited.

A summary of the non-vested shares activity for the six-month period ended June 30, 2020 is as follows:

	Number of Nonvested Shares	Weighted Average Grant date Fair Value
		US$
Outstanding as of December 31, 2019	—	—
Granted	4,000,000	1.5
Forfeited	(4,000,000)	1.5
Outstanding as of June 30, 2020	—	—

The Company recognized nil compensation expense in general and administrative expenses relating to non-vested shares for the three months and six months periods ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was nil unrecognized compensation cost relating to the non-vested shares.

Note 16 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2020	2019	2020	2019
	US$	US$	US$	US$
Net income attributable to China XD Plastics Company Limited	17,575,811	40,111,317	6,537,317	51,092,032
Less:
Earnings allocated to participating Series D convertible preferred stocks	—	(9,586,142)	—	(12,210,406)
Net income for basic and diluted earnings per share	17,575,811	30,525,175	6,537,317	38,881,626

Denominator
Denominator for basic and diluted earnings per share	66,948,841	50,948,841	66,948,841	50,948,841

Earnings per share:
Basic and diluted	0.26	0.60	0.1	0.76

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month periods and six-month periods ended June 30, 2020 and 2019 because their effects are anti-dilutive:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2020	2019	2020	2019

Shares issuable upon conversion of Series D convertible preferred stocks	—	16,000,000	—	16,000,000

Note 17 - Commitments and contingencies

(1) Sichuan plant construction and equipment purchase

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion in property, plant and equipment and approximately RMB0.6 billion in working capital, for the construction of Sichuan plant. As of June 30, 2020, the Company has a remaining commitment of RMB38.5 million (equivalent to US$5.5 million) mainly for facility construction.

In September 2016, Sichuan Xinda entered into equipment purchase contracts with Harbin Hailezi Science and Technology Co., Ltd. ("Hailezi") for a consideration of RMB17.0 million (equivalent to US$2.4 million) to purchase storage facility and testing equipment. Afterward, Sichuan Xinda cancelled two contracts with Hailezi for a consideration of RMB1.6 million (equivalent to US$0.2million). As of June 30, 2020, Sichuan Xinda has a remaining commitment of RMB9.4 million (equivalent to US$1.3 million).

On October 20, 2016, Sichuan Xinda entered into an equipment purchase agreement purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of RMB89.8 million (equivalent to US$12.7 million) to purchase certain production and testing equipment. As of June 30, 2020, the Company has a remaining commitment of RMB55.9 million (equivalent to US$7.9 million).

On November 15, 2016 and February 20, 2017, Sichuan Xinda entered into decoration contracts with Beijin Construction to perform indoor and outdoor decoration work for a consideration of RMB240.5 million (equivalent to US$34.0 million). On June 10, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform ground decoration work for a consideration of RMB23.8 million (equivalent to US$3.3 million). As of June 30, 2020, the Company has a remaining commitment of RMB141.5 million (equivalent to US$20.0 million).

Pursuant to the Nanchong Project mentioned in Note 6 (i), Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB2,242.8 million (equivalent to US$316.8 million) to purchase production equipment and testing equipment in March 2017. By the end of June 2017, Sichuan Xinda was about to launch a system including MES, SAP, ERP and CRM which caused the equipment of original contracts with Hailezi cannot meet the production requirement. Thus the original contracts have been partially terminated with the uncancelled contract amount to be RMB18.0 million (equivalent to US$2.5 million). As of June 30, 2020, Sichuan Xinda has a remaining commitment of RMB1.9 million (equivalent to US$0.3 million).

In connection with the Nanchong Project, on June 21, 2018, Sichuan Xinda entered into another equipment purchase contracts with Hailezi to purchase production equipment and testing equipment for a consideration of RMB1.9 billion (equivalent to US$268.4 million). As of June 30, 2020, Sichuan Xinda has a remaining commitment of RMB190.0 million (equivalent to US$26.8 million).

(2) Heilongjiang plant construction and equipment purchase

In connection with the equipment purchase contracts with Hailezi signed On September 26, 2016 and February 28, 2017 and September 25, 2019 to purchase storage facility and other equipment mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB75.2 million (equivalent to US$10.6 million) as of June 30, 2020.

In connection with the HLJ Project, on June 25, 2018 and July 12, 2018, HLJ Xinda Group entered into two equipment purchase contracts with Hailezi to purchase production equipment, which will be used for 300,000 metrics tons of biological based composite material, located in Harbin, for a consideration of RMB1,906.8 million (equivalent to US$269.3 million). Pursuant to the contracts with Hailezi, HLJ Xinda Group has a remaining commitment of RMB1,366.8 million (equivalent to US$193.1 million) as of June 30, 2020.

In connection with the equipment purchase contracts with Hailezi for Qinling Road Project and Jiangnan Road Project mentioned in Note 6 (i), as of June 30, 2020, the Company has remaining commitments of RMB32.4 million (equivalent to US$4.6 million) and RMB142.7 million (equivalent to US$20.2 million) for Qinling Road Project and Jiangnan Road Project respectively.

(3) Dubai equipment purchase

On May 31, 2019, Dubai Xinda entered into an equipment purchase contract with Peaceful for a total consideration of US$18.8 million. As of June 30, 2020, the Company has a remaining commitment of US$1.8 million.

(4) Xinda CI (Beijing) office building decoration

On March 30, 2017, Xinda CI (Beijing) Investment Holding Co., Ltd. ("Xinda Beijing Investment") entered into a decoration contract with Beijing Fangyuan Decoration Engineering Co., Ltd. for a total consideration of RMB5.8 million (equivalent to US$0.8 million) to decorate office building. As of June 30, 2020, the Company has a remaining commitment of RMB3.8 million (equivalent to US$0.5 million).

On June 9, 2017, Xinda CI (Beijing) entered into a decoration contract with Beijing Zhonghongwufang Stone Co., Ltd for a total consideration of RMB1.2 million (equivalent to US$0.2 million) to decorate office building. As of June 30, 2020, the Company has a remaining commitment of RMB0.6 million (equivalent to US$0.1 million).

(5) Guarantees

On December 25, 2018, HLJ Xinda Group, Sichuan Xinda and Mr. Jie Han provided guarantee to Shanghai Sales obtaining a one-year loan of RMB500.0 million (equivalent to US$70.6) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.09% from December 25, 2018 to December 24, 2019. On December 24, 2019, the loan was extended to October 23, 2020. If Shanghai Sales does not repay the above loan when due, HLJ Xinda Group, Sichuan Xinda and Mr. Jie Han shall be obliged to repay the RMB500.0 million loan. The loan was repaid early by Shanghai Sales in April 2020.

On April 15, 2019, Sichuan Xinda provided guarantee to Shanghai Sales obtaining a one-year loan of RMB800.0 million (equivalent to US$113.0 million) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.09% from April 15, 2019 to April 14, 2020. If Shanghai Sales does not repay the above loan when due, Sichuan Xinda shall be obliged to repay the RMB800.0 million loan. The loan was repaid by Shanghai Sales in April 2020.

On December 3, 2019, HLJ Xinda Group provided guarantee to Macromolecule Composite Materials obtaining a one-year loan of RMB612.2 million (equivalent to US$86.5 million) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.25%. If Macromolecule Composite Materials does not repay the above loan when due, HLJ Xinda Group shall be obliged to repay the RMB612.2 million loan. The loan was repaid early in April 2020.

(6) Legal proceedings

The Company and its board of directors were named as defendants in four lawsuits filed in July 2020 in connection with the proposed going-private transaction. There is a possibility that a loss may have been incurred, as the Company is unable to estimate the possible loss or range of loss at this early stage in the cases, no loss contingency was accrued as of June 30, 2020.

Note 18 - Revenues

Revenues consist of the following:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2020	2019	2020	2019
	US$	US$	US$	US$
Modified Polyamide 66 (PA66)	147,968,469	92,259,170	197,201,570	176,137,415
Modified Polyamide 6 (PA6)	96,196,177	105,421,049	116,495,139	171,589,143
Plastic Alloy	7,597,061	71,411,826	18,144,460	134,548,451
Modified Polypropylene (PP)	21,929,333	40,795,250	26,270,108	77,852,304
Modified Acrylonitrile Butadiene Styrene (ABS)	6,384,587	14,777,635	7,377,815	28,225,264
Polyoxymethylenes (POM)	374,407	2,302,901	876,354	4,899,362
Polyphenylene Oxide (PPO)	—	9,133,246	—	25,992,396
Polylactide (PLA)	155,882	12,751,971	358,037	29,263,327
Polyethylene (PE)	851,805	1,831,333	1,437,050	3,604,077
Semi-finished goods	—	112,300,015	58,182,353	112,300,015
Others	1,766,266	89,484	1,718,779	128,133
Total Revenue	283,223,987	463,073,880	428,061,665	764,539,887

The following table provides sales by major customer group for the three-month and six-month periods ended June 30, 2020 and 2019:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2020	2019	2020	2019
	US$	US$	US$	US$
Distributors	276,792,623	322,799,104	384,318,727	605,615,795
Direct customers	4,665,098	140,185,292	42,024,159	158,729,179
Others	1,766,266	89,484	1,718,779	128,133
Total Revenue	283,223,987	463,073,880	428,061,665	764,539,887

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

Note 20 - Leases

As of June 30, 2020, the Company had operating leases for land use rights and office with remaining terms expiring from 2022 through 2085. The weighted average remaining lease term excluding land use rights located in PRC as of June 30, 2020 was 16.8 years. Weighted average discount rate used in the calculation of the lease liabilities was 6.7%. The discount rate reflects the estimated incremental borrowing rate, which includes an assessment of the credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to the lease payments in a similar economic environment.

Lease cost for the three-month and six-month periods ended June 30, 2020 and 2019 is as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2020	2019	2020	2019
	US$	US$	US$	US$
Operating lease cost	572,691	423,657	1,147,788	847,228
Short-term lease cost	237,421	154,019	368,495	333,214
Total lease cost	810,112	577,676	1,516,283	1,180,442

As of June 30, 2020, the maturities of the operating lease liabilities are as follows:

Remaining Lease Payments US$
Six months ended December 31, 2020	693,360
2021	1,407,825
2022	1,408,184
2023	1,424,003
2024	1,443,311
Thereafter	20,567,357
Total remaining lease payments	26,944,040
Less: imputed interest	(11,280,932)
Total operating lease liabilities	15,663,108
Less: current portion	(1,413,018)
Non-current operating lease liabilities	14,250,090
Weighted-average remaining lease term	16.8 years
Weighted-average discount rate	6.7%

Supplemental cash flow information related to leases is as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2020	2019	2020	2019
	US$	US$	US$	US$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	301,873	1,550,512	666,063	1,679,029

Note 21 – Subsequent event

In July 2020, the Company pledged its production equipment with a carrying amount of US$141.7 million to Nanchong Shuntou Development Group Co., Ltd. (“Shuntou”) as counter-guarantee for the guarantee provided by Shuntou for the RMB250.0 million (equivalent to US$35.3 million) loan obtained by the Company in July 2020 from Nanchong Rural Commercial Bank.

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

Overview

China XD is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China, and to a lesser extent, in Dubai, UAE. Through our wholly-owned operating subsidiaries in China and UAE, we develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 636 certifications from manufacturers in the automobile industry as of June 30, 2020. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province. Our Research and Development (the "R&D") team consists of 139 professionals and 6 consultants. As a result of the integration of our academic and technological expertise, we have a portfolio of 521 patents, 32 of which we have obtained the patent rights and the remaining 489 of which we have applications pending in China as of June 30, 2020.

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

The Company's products are primarily used in the production of exterior and interior trim and functional components of 31 automobile brands and 111 automobile models manufactured in China, including Audi, Mercedes Benz, BMW, Toyota, Buick, Chevrolet, Mazda, Volvo, Ford, Citroen, Jinbei, VW Passat, Golf, Jetta, etc.  Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing plants in Harbin, Heilongjiang in the PRC. Prior to December 2012, we had approximately 255,000 metric tons of annual production capacity across 58 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems. In December 2012, we further expanded our third production base in Harbin with additional 135,000 metric tons of annual production capacity, bringing total installed production capacity in our three production bases to 390,000 metric tons with additional 30 new production lines. In July 2017, our Harbin campus launched a new industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics. As a result, our production capacity in Harbin, Heilongjiang was downgraded to 290,000 MT. In 2019, our Harbin campus started two equipment projects in Qinling Road Factory (“Qinling Road Project”) and Jiangnan Road Factory (“Jiangnan Road Project”) for equipment upgrade and overhaul progress, which further downgraded our production capacity to 135,000 MT. The industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics was expected to be completed by the end of 2020, Qinling Road Project and Jiangnan Road Project was expected to be completed by the end of 2020, thus bringing the production capacity in Harbin Campus back to 390,000 MT. Also, in July 2017, HLJ Xinda Group started an industrial project for 300,000 metric tons of biological composite materials, an industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory. This project with four workshops was formally broken ground in December 2019. The Company expects the gradual trial out by the end of 2022 and put into production by the end of 2023.

In December 2013, we broke ground on the construction of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, which we expect will bring total domestic installed production capacity to 590,000 metric tons with the addition of 70 new production lines upon the completion of the construction of our fourth production plant. Sichuan Xinda has been supplying to its customers since 2013. We installed 50 production lines in the second half of 2016 in our Sichuan plant with production capacity of 216,000 metric tons during the year of 2017 and an additional 10 production lines in July 2018, bringing the total capacity to 259,200 metric tons. As of June 30, 2020, there is still construction ongoing on the site of our Sichuan plant which is expected to be completed by the end of the fourth quarter of 2020.

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

Highlights for the three-month period ended June 30, 2020 include:

● Revenues were $283.2 million, a decrease of 38.8% from $463.1million in the second quarter of 2019

● Gross profit was $39.9 million, a decrease of 38.9% from $65.3 million in the second quarter of 2019

● Gross profit margin was 14.1%, consistent with that in the second quarter of 2019

● Net income was $17.6 million, compared to $40.1 million in the second quarter of 2019

● Total volume shipped was 56,510 metric tons, a decrease of 47.0% from 106,609 metric tons in the second quarter of 2019

Results of Operations

The following table sets forth, for the periods indicated, statements of income data in thousands of USD:

(in millions, except percentage)	Three-Month Period Ended			Six-Month Period Ended
	June 30,		Change	June 30,		Change
	2020	2019	%	2020	2019	%
Revenues	283.2	463.1	(38.8)%	428.1	764.5	(44.0)%
Cost of revenues	(243.3)	(397.8)	(38.8)%	(383.0)	(648.9)	(41.0)%
Gross profit	39.9	65.3	(38.9)%	45.1	115.6	(61.0)%
Total operating expenses	(9.5)	(15.6)	(39.1)%	(19.5)	(34.7)	(43.8)%
Operating income	30.4	49.7	(38.8)%	25.6	80.9	(68.4)%
Income before income taxes	15.7	42.7	(63.2)%	5.5	57.4	(90.4)%
Income tax benefit (expense)	1.9	(2.6)	(173.1)%	1.0	(6.3)	(115.9)%
Net income	17.6	40.1	(56.1)%	6.5	51.1	(87.3)%

Three-month period ended June 30, 2020 compared to three-month period ended June 30, 2019

Revenues

Revenues were US$283.2 million in the second quarter ended June 30, 2020, a decrease of US$179.9 million, or 38.8%, compared to US$463.1 million in the same period of last year. This was due to the decrease of 47.0% in sales volume, and 4.3% negative impact from exchange rate due to depreciation of RMB against US dollars, and an increase of 19.7% in the average RMB selling price of our products, as compared with those of the same period of last year.

(i) Domestic market

For the three months ended June 30, 2020, revenue from domestic market decreased by US$162.6 million or 36.5% as a combined result of: (i) a decrease of 46.1% in sales volume; (ii) a depreciation of RMB against USD by 4.3%; and partially offset by (iii) an increase of 22.1 % in the average RMB selling price of our products, as compared with those of last year.

According to the China Association of Automobile Manufacturers, automobile production and sales in China decreased by 16.8% and 16.9%, respectively, for the first half year of 2020 as compared to the same period of 2019.

The weakening in macroeconomic conditions since the outbreak of COVID-19 pandemic in January 2020 continued to exacerbate auto business environment. The Company’s business was negatively impacted and has generated lower revenue during the period from February to April 2020. Thanks to our positive efforts to expand our customer bases and to meet their new requirements, including producing raw materials for PPE such as goggles and masks, to help alleviate the pandemic to our communities and mitigate the negative impact of world pandemic on Chinese auto industry, the Company has begun to recover slowly after May 2020. We had decrease in sales by 43.8% in Northeast China, 28.9% in North China, 16.5% in Central China, and had increase in sales by 54.5% in Southwest China, 41.9% in East China, 27.8% in South China for the three-month period ended June 30, 2020 as compared to the same period of 2019.

As for the RMB selling price, the increase of 22.1% was mainly due to increased sales of new categories of higher-end products of PA66 and PA6 produced with high-priced raw materials with higher selling price in domestic market during the three-month period ended June 30, 2020.

(ii) Overseas market

For the three-month period ended June 30, 2020, revenues from overseas market was US$0.2 million as compared to US$17.5 million of the same period of 2019. The Dubai facility was temporarily shut down since late February and has not resumed its operation till the current period, which has negatively impacted operations in Dubai facility.

The following table summarizes the breakdown of revenues by categories in millions of US$:

	Revenues For the Three-Month Ended June 30,
	2020		2019		Change	Change
	Amount	%	Amount	%	Amount	%
	(US$ in millions, except the percentage)
Modified Polyamide 66 (PA66)	147.9	52.2%	92.3	19.9%	55.6	60.2%
Modified Polyamide 6 (PA6)	96.2	34.0%	105.4	22.8%	(9.2)	(8.7)%
Plastic Alloy	7.6	2.7%	71.4	15.4%	(63.8)	(89.4)%
Modified Polypropylene (PP)	21.9	7.7%	40.8	8.8%	(18.9)	(46.3)%
Modified Acrylonitrile butadiene styrene (ABS)	6.4	2.3%	14.8	3.2%	(8.4)	(56.8)%
Polyoxymethylenes (POM)	0.4	0.1%	2.3	0.5%	(1.9)	(82.6)%
Polyphenylene Oxide (PPO)	—	—	9.1	2.0%	(9.1)	(100.0)%
Modified Polylactic acid (PLA)	0.2	0.1%	12.8	2.8%	(12.6)	(98.4)%
Polyethylene (PE)	0.8	0.3%	1.8	0.4%	(1.0)	(55.6)%
Semi-finished goods	—	—	112.3	24.2%	(112.3)	(100.0)%
Others	1.8	0.6%	0.1	0.0%	1.7	1700.0%
Total Revenues	283.2	100%	463.1	100%	(179.9)	(38.8)%

The following table summarizes the breakdown of metric tons (MT) by product mix:

	Sales Volume For the Three-Month Period Ended June 30,
	2020		2019		Change	Change
	MT	%	MT	%	MT	%
	(in MTs, except percentage)
Modified Polyamide 66 (PA66)	20,637	36.5%	15,824	14.8%	4,813	30.4%
Modified Polyamide 6 (PA6)	13,867	24.5%	20,486	19.2%	(6,619)	(32.3)%
Plastic Alloy	4,562	8.1%	19,203	18.0%	(14,641)	(76.2)%
Modified Polypropylene (PP)	12,449	22.0%	26,641	25.0%	(14,192)	(53.3)%
Modified Acrylonitrile butadiene styrene (ABS)	3,947	7.0%	7,014	6.6%	(3,067)	(43.7)%
Polyoxymethylenes (POM)	145	0.3%	677	0.6%	(532)	(78.6)%
Polyphenylene Oxide (PPO)	—	—	1,809	1.7%	(1,809)	(100.0)%
Modified Polylactic acid (PLA)	37	0.1%	1,238	1.2%	(1,201)	(97.0)%
Polyethylene (PE)	866	1.5%	1,385	1.3%	(519)	(37.5)%
Semi-finished goods	—	—	12,332	11.6%	(12,332)	(100.0)%
Total Sales Volume	56,510	100%	106,609	100%	(50,099)	(47.0)%

The Company continued to shift production mix from traditional lower-end products such as PP to higher-end products such as PA66 and PA6, primarily due to (i) greater growth potential of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) better quality demand from and consumer recognition of higher-end cars made by automotive manufacturers from Chinese and Germany joint ventures, Sino-U.S. and Sino-Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Profit Margin

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2020	2019	Amount	%
Gross Profit	$39.9	$65.3	$(25.4)	(38.9)%
Gross Profit Margin	14.1%	14.1%		0.0%

Gross profit was US$39.9 million in the second quarter ended June 30, 2020, compared to US$65.3 million in the same period of 2019. Our gross margin remained consistent at 14.1% for both quarters ended June 30, 2020 and 2019, primarily due to decreased sales of semi-finished goods with lower profit margin, and partially offset by the increased cost for idle capacity as a result of shutdown.

General and Administrative Expenses

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2020	2019	Amount	%
General and Administrative Expenses	$3.7	$5.8	$(2.1)	(36.2)%
as a percentage of revenues	1.3%	1.2%		0.1%

General and administrative (G&A) expenses were US$3.7 million for the quarter ended June 30, 2020 compared to US$5.8 million in the same period in 2019, representing a decrease of 36.2%, or US$2.1 million. The decrease was primarily due to the decrease of salary and welfare and miscellaneous expenses as a result of management's cost reduction measure to cope with impact from the COVID-19.

Research and Development Expenses

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2020	2019	Amount	%
Research and Development Expenses	$5.8	$9.6	$(3.8)	(39.6)%
as a percentage of revenues	2.1%	2.2%		(0.1)%

Research and development expenses were US$5.8 million in the quarter ended June 30, 2020 compared with US$9.6 million in the same period in 2019, representing a decrease of US$3.8 million, or 39.6%. This decrease was due to (i) a decrease of US$3.4 million in raw materials consumption; (ii) a decrease of US$0.3 million in depreciation; and (iii) a decrease of US$0.1 million in salary and welfare for R&D personnel.

As of June 30, 2020, the number of ongoing research and development projects was 356. We expect to complete and commence to realize economic benefits from approximately 25% of the projects in the near term. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.

Operating Income

Total operating income was US$30.4 million in the second quarter ended June 30, 2020 compared to US$49.7 million in the same period of 2019, representing a decrease of US$19.3 million or 38.8%. This decrease is primarily due to the lower gross profit, and partially offset by the lower operating expenses.

Interest Income (Expenses)

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2020	2019	Amount	%
Interest Income	$0.1	$0.5	$(0.4)	(80.0)%
Interest Expenses	(15.9)	(12.1)	(3.8)	31.4%
Net Interest Expenses	(15.8)	(11.6)	(4.2)	36.2%
as a percentage of revenues	(5.6)%	(2.5)%		(3.1)%

Net interest expenses were US$15.8 million for the three-month period ended June 30, 2020, compared to $11.6 million in the same period of 2019, representing an increase of US$4.2 million or 36.2%, primarily due to (i) the increase of average short-term and long-term loan balance in amount of US$1,219.8 million for the three-month period ended June 30, 2020 compared to US$882.5 million for the same period in 2019; (ii) the increase of interest expense resulting from the average loan interest rate increased to 5.4% for the three-month period ended June 30, 2020 compared to 5.2% of the same period in 2019.

Income Taxes

	Three-Month Period Ended June 30,		Change
(in millions, except percentage)	2020	2019	Amount	%
Income before Income Taxes	$15.7	$42.7	$(27.0)	(63.2)%
Income Tax Benefit (Expense)	1.9	(2.6)	4.5	(173.1)%
Effective income tax rate	(12.0)%	6.2%		(18.2)%

The effective income tax rates for the three-month periods ended June 30, 2020 and 2019 were negative 12.0% and 6.2%, respectively. The effective income tax rate decreased from 6.2% for the three-month period ended June 30, 2019 to negative 12.0% for the three-month period ended June 30, 2020, primarily due to the increased reversal amount of unrecognized tax benefit.

Our PRC and Dubai subsidiaries have US$289.0 million of cash and cash equivalents, restricted cash, and time deposits as of June 30, 2020, which are planned to be indefinitely reinvested in the PRC and Dubai. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries. In addition, due to our policy of indefinitely reinvesting our earnings in Dubai, UAE, we have not provided for deferred income tax liabilities related to Dubai Xinda in Dubai, UAE, on undistributed earnings.

Net Income

As a result of the above factors, we had a net income of US$17.6 million in the second quarter of 2020 compared to a net income of US$40.1 million in the same quarter of 2019.

Six-month period ended June 30, 2020 compared to six-month period ended June 30, 2019

Revenues

Revenues were US$428.1 million in the six-month period ended June 30, 2020, a decrease of US$336.4 million, or 44.0%, compared with US$764.5 million in the same period of last year. This was due to the decrease of 57.8% in sales volume, and 4.9% negative impact from exchange rate due to depreciation of RMB against US dollars, partially offset by an increase of 37.6% in the average RMB selling price of our products, as compared with those of the same period of last year.

(i) Domestic market

For the six-month period ended June 30, 2020, revenue from domestic market  decreased by US$313.5 million or 42.3%, as a combined result of: (i) a decrease of 57.3% in sales volume; (ii) a depreciation of RMB against USD by 4.9%; and partially offset by (iii) an increase of 40.0% in the average RMB selling price of our products, as compared with those of last year.

According to the China Association of Automobile Manufacturers, automobile production and sales in China decreased by 16.8% and 16.9%, respectively, for the first half year of 2020 as compared to the same period of 2019.

The weakening in macroeconomic conditions since the outbreak of COVID-19 pandemic in January 2020 continued to exacerbate auto business environment. The Company’s business was negatively impacted and has generated lower revenue during the period from February to April 2020. Thanks to our positive efforts to expand our customer bases and to meet their new requirements, including producing raw materials for PPE such as goggles and masks, to help alleviate the pandemic to our communities and mitigate the negative impact of world pandemic on Chinese auto industry, the Company has begun to recover slowly after May 2020. We had decrease in sales by 68.1% in Northeast China, 50.2% in Central China, 26.9% in South China, 26.0 % in Southwest China, 25.6% in North China, and 17.4% in East China for the six-month period ended June 30, 2020 as compared to the same period of 2019.

As for the RMB selling price, the increase of 40.0% was mainly due to increased sales of new categories of higher-end products of PA66 and PA6 produced with high-priced raw materials with higher selling price in domestic markets during the six-month period ended June 30, 2020.

(ii) Overseas market

For the six-month period ended June 30, 2020, revenues from overseas market was US$0.4 million as compared to and US$23.3 million of the same period of 2019. The Dubai facility was temporarily shut down since late February and has not resumed its operation till the current period, which has negatively impacted operations in Dubai facility.

	Revenues For the Six-Month Ended June 30,
	2020		2019		Change	Change
	Amount	%	Amount	%	Amount	%
	(US$ in millions, except the percentage)
Modified Polyamide 66 (PA66)	197.2	46.1%	176.1	23.0%	21.1	12.0%
Modified Polyamide 6 (PA6)	116.5	27.3%	171.6	22.5%	(55.1)	(32.1)%
Plastic Alloy	18.1	4.2%	134.5	17.6%	(116.4)	(86.5)%
Modified Polypropylene (PP)	26.3	6.1%	77.9	10.2%	(51.6)	(66.2)%
Modified Acrylonitrile butadiene styrene (ABS)	7.4	1.7%	28.2	3.7%	(20.8)	(73.8)%
Polyoxymethylenes (POM)	0.9	0.2%	4.9	0.6%	(4.0)	(81.6)%
Polyphenylene Oxide (PPO)	—	—	26.0	3.4%	(26.0)	(100.0)%
Modified Polylactic acid (PLA)	0.4	0.1%	29.3	3.8%	(28.9)	(98.6)%
Polyethylene (PE)	1.4	0.3%	3.6	0.5%	(2.2)	(61.1)%
Semi-finished goods	58.2	13.6%	112.3	14.7%	(54.1)	(48.2)%
Others	1.7	0.4%	0.1	0.0%	1.6	1600.0%
Total Revenues	428.1	100%	764.5	100%	(336.4)	(44.0)%

The following table summarizes the breakdown of metric tons (MT) by product mix:

	Sales Volume For the Six-Month Period Ended June 30,
	2020		2019		Change	Change
	MT	%	MT	%	MT	%
	(in MTs, except percentage)
Modified Polyamide 66 (PA66)	27,608	32.5%	32,810	16.3%	(5,202)	(15.9)%
Modified Polyamide 6 (PA6)	16,672	19.7%	37,830	18.8%	(21,158)	(55.9)%
Plastic Alloy	11,484	13.5%	40,861	20.5%	(29,377)	(71.9)%
Modified Polypropylene (PP)	15,945	18.8%	51,549	25.6%	(35,604)	(69.1)%
Modified Acrylonitrile butadiene styrene (ABS)	4,423	5.2%	13,646	6.8%	(9,223)	(67.6)%
Polyoxymethylenes (POM)	336	0.4%	1,462	0.7%	(1,126)	(77.0)%
Polyphenylene Oxide (PPO)	—	—	5,026	2.5%	(5,026)	(100.0)%
Modified Polylactic acid (PLA)	95	0.1%	2,832	1.4%	(2,737)	(96.6)%
Polyethylene (PE)	1,493	1.8%	2,705	1.3%	(1,212)	(44.8)%
Semi-finished goods	6,780	8.0%	12,332	6.1%	(5,552)	(45.0)%
Total Sales Volume	84,836	100%	201,053	100%	(116,217)	(57.8)%

The Company continued to shift production mix from traditional lower-end products such as PP to higher-end products such as PA66 and PA6, primarily due to (i) greater growth potential of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) better quality demand from and consumer recognition of higher-end cars made by automotive manufacturers from Chinese and Germany joint ventures, Sino-U.S. and Sino-Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Profit Margin

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2020	2019	Amount	%
Gross Profit	$45.1	$115.6	$(70.5)	(61.0)%
Gross Profit Margin	10.5%	15.1%		(4.6)%

Gross profit was US$45.1 million during the six-month period ended June 30, 2020, as compared to US$115.6 million in the same period of 2019. Our gross margin decreased to 10.5% during the six-month period ended June 30, 2020 from 15.1% during the same period of 2019 primarily due to the increased cost for idle capacity as a result of shutdown.

General and Administrative Expenses

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2020	2019	Amount	%
General and Administrative Expenses	$9.7	$14.5	$(4.8)	(33.1)%
as a percentage of revenues	2.3%	1.9%		0.4%

General and administrative (G&A) expenses were US$9.7 million in the six-month period ended June 30, 2020 compared to US$14.5 million in the same period in 2019, representing a decrease of US$4.8 million, or 33.1%. The decrease was primarily due to the decrease of salary and welfare and miscellaneous expenses as a result of management's cost reduction measure to cope with impact from the COVID-19.

Research and Development Expenses

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2020	2019	Amount	%
Research and Development Expenses	$9.6	$19.6	$(10.0)	(51.0)%
as a percentage of revenues	2.3%	2.6%		(0.3)%

Research and development (R&D) expenses were US$9.6 million during for the six-month period ended June 30, 2020 compared with US$19.6 million during the same period in 2019, representing a decrease of US$10.0 million, or 51.0%. This decrease was due to (i) a decrease of US$9.2 million in raw materials consumption, (ii) a decrease of US$0.7 million in depreciation, and (iii) a decrease of US$0.1 million in salary and welfare for R&D personnel.

As of June 30, 2020, the number of ongoing research and development projects was 356. We expect to complete and commence to realize economic benefits from approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.

Operating Income

Total operating income was US$25.6 million for the six-month period ended June 30, 2020 compared to US$80.9 million in the same period of 2019, representing a decrease of US$55.3 million or 68.4%. This decrease is primarily due to the lower gross margin, and partially offset by the lower operating expenses.

Interest Income (Expenses)

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2020	2019	Amount	%
Interest Income	$0.3	$0.9	$(0.6)	(66.7)%
Interest Expenses	(33.8)	(29.6)	(4.2)	14.2%
Net Interest Expenses	$(33.5)	$(28.7)	$(4.8)	16.7%
as a percentage of revenues	(7.8)%	(3.8)%		(4.0)%

Net interest expenses were US$33.5 million for the six-month period ended June 30, 2020, compared to $28.7 million in the same period of 2019, representing an increase of US$4.8 million or 16.7%, primarily due to (i) the increase of  average short-term and long-term loan balance in the amount of US$1,144.9 million for the six-month period ended June 30, 2020 compared to US$$886.8 million of the same period in 2019; (ii) the decrease of interest income resulting from the decrease of average deposit balance and average deposit interest rate; and partially offset by (iii) the decrease of interest expense resulting from the average loan interest rate decreased to 5.3% for the six-month period ended June 30, 2020 compared to 5.4% of the same period in 2019.

Income Taxes

	Six-Month Period Ended June 30,		Change
(in millions, except percentage)	2020	2019	Amount	%
Income before Income Taxes	$5.5	$57.4	$(51.9)	(90.4)%
Income Tax Benefit (Expense)	1.0	(6.3)	7.3	(115.9)%
Effective income tax rate	(18.0)%	11.0%		(29.0)%

The effective income tax rates for the six-month periods ended June 30, 2020 and 2019 were negative 18.0% and 11.0%, respectively. The effective income tax rate decreased from 11.0% for the six-month period ended June 30, 2019 to negative 18.0% for the six-month period ended June 30, 2020, primarily due to increased reversal amount of unrecognized tax benefit .

Net Income

As a result of the above factors, we had a net income of US$6.5 million for the six-month period ended June 30, 2020 compared to net income of US$51.1 million in the same period of 2019.

Selected Balance Sheet Data as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,	Change
(in millions, except percentage)	2020	2019	Amount	%
Cash and cash equivalents	3.2	17.2	(14.0)	(81.4)%
Restricted cash	164.7	211.2	(46.5)	(22.0)%
Time deposits	122.9	—	122.9	N/A
Accounts receivable, net of allowance for doubtful accounts	184.4	222.1	(37.7)	(17.0)%
Inventories	678.5	642.5	36.0	5.6%
Prepaid expenses and other current assets	405.4	171.8	233.6	136.0%
Property, plant and equipment, net	813.8	830.3	(16.5)	(2.0)%
Long-term prepayments to equipment and construction suppliers	502.0	495.6	6.4	1.3%
Operating right of use assets, net	43.1	44.1	(1.0)	(2.3)%
Other non-current assets	0.7	1.0	(0.3)	(30.0)%
Total assets	2,918.8	2,635.9	282.9	10.7%

Short-term bank loans, including current portion of long-term bank loans	770.9	680.2	90.7	13.3%
Bills payable	331.1	400.7	(69.6)	(17.4)%
Accounts payable	48.2	57.5	(9.3)	(16.2)%
Amounts due to related parties	25.9	26.3	(0.4)	(1.5)%
Income taxes payable, including noncurrent portion	100.7	103.8	(3.1)	(3.0)%
Accrued expenses and other current liabilities	76.0	86.6	(10.6)	(12.2)%
Long-term bank loans, excluding current portion	575.5	322.5	253.0	78.4%
Deferred income	88.3	92.6	(4.3)	(4.6)%
Operating lease liabilities, non-current	14.3	14.4	(0.1)	(0.7)%
Noncontrolling interests	45.9	—	45.9	N/A
Stockholders' equity	876.6	836.4	40.2	4.8%

Stockholders' equity as of June 30, 2020 increased by 4.8% as compared to that of December 31, 2019, primarily due to the increase of US$45.9 million noncontrolling interests. Cash and cash equivalents, restricted cash and time deposits increased by US$62.4 million or 27.3%, primarily due to the financing activity cash inflows. Prepaid expenses and other current assets increased by US$233.6 million or 136.0% primarily due to (i) an increase of US$308.5 million in receivables due from third parties, partially offset by (ii) a decrease of US$42.6 million in receivables from Hong Kong Grand Royal Trading Co., Ltd., and (iii) a decrease of US$26.6 million in advances to suppliers for purchasing raw materials. The aggregate short-term and long-term bank loans increased by 34.3% due to using the line of credits to support operating and investing activities in HLJ Xinda Group and Sichuan Xinda. We define the manageable debt level as the sum of aggregate short-term and long-term loans over total assets.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production lines. We have financed these requirements primarily from cash generated from operations, bank borrowings and the issuance of our convertible preferred stocks and debt financings. As of June 30, 2020 and December 31, 2019, we had US$290.8 million and US$228.4 million, respectively, in the total amount of cash and cash equivalents, restricted cash and time deposits, which were primarily deposited with banks in China (including Hong Kong and Macau SAR), UAE and U.S. As of June 30, 2020, we had US$770.9 million outstanding short-term bank loans (including the current portion of long-term bank loans), including US$460.8 million unsecured loan and US$63.6 million loans secured by accounts receivable, US$35.3 million guaranteed loan, US$14.1 million loans secured by restricted cash, US$5.6 million loans secured by inventories, US$121.6 million syndicated loan, and US$69.9 million long-term bank loans that due in one year. As of June 30, 2020, the Company was in breach of the loan covenant of the US$121.6 million syndicated loan, and the consortium of banks has the right to declare the loans be immediately due and payable. We also had US$575.5 million long-term loans (excluding the current portion), including US$1.1 million loans secured by an undated security cheque, and US$574.4 million unsecured loans. Short-term and long-term bank loans in total bear a weighted average interest rate of 5.2% per annum and do not contain any renewal terms. We have historically been able to make repayments when due.

A summary of lines of credit and the remaining line of credit as of June 30, 2020 is as below:

(in millions)	June 30, 2020
	Lines of Credit, Obtained			Remaining Available
Name of Financial Institution	Date of Approval	RMB	USD	USD
Bank of China	July 28, 2017	194.9	27.5	—
Longjiang Bank	October 14, 2019	2,552.2	360.4	—
Industrial and Commercial Bank of China	March 19, 2019	230.0	32.5	—
Agricultural Bank of China	September 11, 2019	400.0	56.5	—
Postal Savings Bank of China	October 21, 2019	100.0	14.1	—
Sichuan Tianfu Bank	June 5, 2020	100.0	14.1	7.0
Nanchong Shuntou Development Group Co., Ltd.	January 30, 2018	125.0	17.7	—
Industrial and Commercial Bank of China (Macau) Limited	December 18, 2019	861.1	121.6	—
Nanchong Rural Commercial Bank	January 31, 2019	250.0	35.3	—
Bank of Inner Mongolia	November 7, 2019	40.0	5.7	—
Harbin Rural Commercial Bank	January 31, 2019	260.0	36.7	—
Jianxin Financial Asset Investment Co., Ltd.	March 29, 2019	390.0	55.1	—
National Bank of Umm Al Qaiwain	December 26, 2018	4.6	0.7	—
Subtotal (credit term<=1 year)		5,507.8	777.9	7.0
Longjiang Bank	June 17, 2019	2,870.4	405.5	—
National Bank of Umm Al Qaiwain	December 26, 2018	7.7	1.1	—
Industrial and Commercial Bank of China	February 17, 2020	945.8	133.6	—
Nanchong Shuntou Development Group Co., Ltd	January 30, 2018	250.0	35.3	—
Subtotal (credit term>1 year)		4,073.9	575.5	—
Total		9,581.7	1,353.4	7.0

As of June 30, 2020, we have contractual obligations to pay (i) lease commitments in the amount of US$26.9 million, including US$1.4 million dues in one year; (ii) equipment acquisition and facility construction in the amount of US$292.7 million; (iii) long-term bank loan in the amount of US$751.3 million (including principals and interests).

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

The following table sets forth a summary of our cash flows for the periods indicated.

	Six-Month Period Ended June 30,
(in millions US$)	2020	2019
Net cash (used in) provided by operating activities	(310.8)	92.9
Net cash used in investing activities	(148.6)	(45.0)
Net cash provided by financing activities	401.7	94.6
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(2.8)	(2.6)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(60.5)	139.9
Cash, cash equivalents, and restricted cash at the beginning of period	228.4	367.0
Cash, cash equivalents, and restricted cash at the end of period	167.9	506.9

Operating Activities

Net cash used in operating activities was US$310.8 million for the six-month period ended June 30, 2020, as compared to US$92.9 million provided by operating activities for the six-month period ended June 30, 2019, primarily due to (i) the decrease of approximately US$469.7 million in cash collected from our customers, (ii) the increase of US$3.7 million interest payments and (iii) the decrease of US$0.4 million in interest income received , partially offset by (vi) the decrease of approximately US$59.5 million in cash operating payments, including raw material purchases, rental and personnel costs, (v) the increase of US$6.8 million received from government grant, and (vi) the decrease of US$3.8 million in income tax payments.

Investing Activities

Net cash used in the investing activities was US$148.6 million for the six-month period ended June 30, 2020 as compared to US$45.0 million for the same period of last year, mainly due to (i) the increase of US$123.8 million purchase of time deposits, (ii) the decrease of US$7.4 million proceeds from sales of a subsidiary, and partially offset by (iii) the decrease of US$27.6 million purchase of property, plant and equipment.

Financing Activities

Net cash provided by the financing activities was US$401.7 million for the six-month period ended June 30, 2020, as compared to US$94.6 million for the same period of last year, primarily as a result of (i) the decrease of US$1,024.5 million repayments of bank borrowings, (ii) the decrease of US$64.1 million repayment of interest-free advances from related parties, (iii) the increase of US$46.2 million capital injection from noncontrolling interests, and partially offset by (iv) the decrease of the proceeds of US$761.3 million from bank borrowings, (v) the decrease of US$66.3 million proceeds of interest-free advances from related parties and (vi) the increase of US$0.1 million payments of issuance costs for syndicated loans.

As of June 30, 2020, our cash and cash equivalents, restricted cash and time deposits balance was US$290.8 million, as compared to US$228.4 million at December 31, 2019.

Days Sales Outstanding ("DSO") has increased from 72 days for the year ended December 31, 2019 to 112 days for the six-month ended June 30, 2020 as a result of slower accounts receivable collection from the domestic customers affected by the COVID-19 pandemic.

Industry Standard Customer and Supplier Payment Terms (days) as below:

	Six-month period ended June 30, 2020	Year ended December 31, 2019
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Supplier Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days

Inventory turnover days have increased from 185 days for the year ended December 31, 2019 to 310 days for the six-month ended June 30, 2020 due to decreased sales orders as a result of the COVID-19 pandemic. Turnover days of payables have increased from 21 days for the year ended December 31, 2019 to 25 days for the six-month period ended June 30, 2020.

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

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of June 30, 2020 are as follows:

Contractual obligations	Total	Payment due less than 1 year	1 – 3 years	3-5 years	More than 5 years
Commitments for purchase of equipment and construction in progress (2)(3)(4)(5)	292,655,563	281,854,721	10,800,842	—	—
Long-term bank loans (1)	751,324,527	102,431,719	425,348,141	107,681,710	115,862,957
Operating leases	26,944,040	1,386,991	2,824,726	2,886,623	19,845,700
Total	1,070,924,130	385,673,431	438,973,709	110,568,333	135,708,657

(1) Includes interest of US$106.0 million accrued at the interest rate under the loan agreements. For borrowings with a floating rate, the most recent rate as of June 30, 2020 was applied.

(2) Sichuan plant construction and equipment purchase

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion in property, plant and equipment and approximately RMB0.6 billion in working capital, for the construction of Sichuan plant. As of June 30, 2020, the Company has a remaining commitment of RMB38.5 million (equivalent to US$5.5 million) mainly for facility construction.

In September 2016, Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB17.0 million (equivalent to US$2.4 million) to purchase storage facility and testing equipment. Afterward, Sichuan Xinda cancelled two contracts with Hailezi for a consideration of RMB1.6 million(equivalent to US$0.2million). As of June 30, 2020, Sichuan Xinda has a remaining commitment of RMB9.4 million (equivalent to US$1.3 million).

On October 20, 2016, Sichuan Xinda entered into an equipment purchase agreement purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of RMB89.8 million (equivalent to US$12.7 million) to purchase certain production and testing equipment. As of June 30, 2020, the Company has a commitment of RMB 55.9 million (equivalent to US$7.9 million).

On November 15, 2016 and February 20, 2017, Sichuan Xinda entered into decoration contracts with Beijin Construction to perform indoor and outdoor decoration work for a consideration of RMB240.5 million (equivalent to US$34.0 million). On June 10, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform ground decoration work for a consideration of RMB23.8 million (equivalent to US$3.3 million). As of June 30, 2020, the Company has a remaining commitment of RMB141.5 million (equivalent to US$20.0 million).

Pursuant to the Nanchong Project mentioned in Note 6 (i), Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB2,242.8 million (equivalent to US$316.8 million) to purchase production equipment and testing equipment in March 2017. By the end of June 2017, Sichuan Xinda was about to launch a system including MES, SAP, ERP and CRM which caused the equipment of original contracts with Hailezi cannot meet the production requirement. Thus the original contracts have been partially terminated with the uncancelled contract amount to be RMB18.0 million (equivalent to US$2.5 million). As of June 30, 2020, Sichuan Xinda has a remaining commitment of RMB1.9 million (equivalent to US$0.3 million).

In connection with the Nanchong Project, on June 21, 2018, Sichuan Xinda entered into another equipment purchase contracts with Hailezi to purchase production equipment and testing equipment for a consideration of RMB1.9 billion (equivalent to US$268.4 million). As of June 30, 2020, Sichuan Xinda has a remaining commitment of RMB190.0 million (equivalent to US$26.8 million).

(3) Heilongjiang plant construction and equipment purchase

In connection with the equipment purchase contracts with Hailezi signed On September 26, 2016 and February 28, 2017 and September 25, 2019 to purchase storage facility and other equipment mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB75.2 million (equivalent to US$10.6 million) as of June 30, 2020.

In connection with the HLJ Project, on June 25, 2018 and July 12, 2018, HLJ Xinda Group entered into two equipment purchase contracts with Hailezi to purchase production equipment, which will be used for 300,000 metrics tons of biological based composite material, located in Harbin, for a consideration of RMB1,906.8 million (equivalent to US$269.3 million). Pursuant to the contracts with Hailezi, HLJ Xinda Group has a remaining commitment of RMB1,366.8 million (equivalent to US$193.1 million) as of June 30, 2020.

In connection with the equipment purchase contracts with Hailezi for Qinling Road Project and Jiangnan Road Project mentioned in Note 6 (i), the Company has remaining commitments of RMB32.4 million (equivalent to US$4.6 million) and RMB142.7 million (equivalent to US$20.2 million) for Qinling Road Project and Jiangnan Road Project respectively.

(4) Dubai equipment purchase

On May 31, 2019, Dubai Xinda entered into an equipment purchase contract with Peaceful for a total consideration of US$18.8 million. As of June 30, 2020, the Company has a remaining commitment of US$1.8 million.

(5) Xinda CI (Beijing) office building decoration

On March 30, 2017, Xinda CI (Beijing) Investment Holding Co., Ltd. ("Xinda Beijing Investment") entered into a decoration contract with Beijing Fangyuan Decoration Engineering Co., Ltd. for a total consideration of RMB5.8 million (equivalent to US$0.8 million) to decorate office building. As of June 30, 2020, the Company has a remaining commitment of RMB3.8 million (equivalent to US$0.5 million).

On June 9, 2017, Xinda CI (Beijing) entered into a decoration contract with Beijing Zhonghongwufang Stone Co., Ltd for a total consideration of RMB1.2 million (equivalent to US$0.2 million) to decorate office building. As of June 30, 2020, the Company has a remaining commitment of RMB0.6 million (equivalent to US$0.1 million).

Off-Balance Sheet Arrangements

On December 25, 2018, HLJ Xinda Group, Sichuan Xinda and Mr. Jie Han provided guarantee to Shanghai Sales obtaining a one-year loan of RMB500.0 million (equivalent to US$70.6) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.09% from December 25, 2018 to December 24, 2019. On December 24, 2019, the loan was extended October 23, 2020. If Shanghai Sales does not repay the above loan when due, HLJ Xinda Group, Sichuan Xinda and Mr. Jie Han shall be obliged to repay the RMB500.0 million loan. The loan was repaid early by Shanghai Sales in April 2020.

On April 15, 2019, Sichuan Xinda provided guarantee to Shanghai Sales obtaining a one-year loan of RMB800.0 million (equivalent to US$113.0 million) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.09% from April 15, 2019 to April 14, 2020. If Shanghai Sales does not repay the above loan when due, Sichuan Xinda shall be obliged to repay the RMB800.0 million loan. The loan was repaid by Shanghai Sales in April 2020.

On December 3, 2019, HLJ Xinda Group provided guarantee to Macromolecule Composite Materials obtaining a one-year loan of RMB612.2 million (equivalent to US$86.5 million) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.25%. If Macromolecule Composite Materials does not repay the above loan when due, HLJ Xinda Group shall be obliged to repay the RMB612.2 million loan. The loan was repaid early by to Macromolecule Composite Materials in April 2020.

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

A hypothetical 1.0% increase in the annual interest rate for all of our credit facilities under which we had outstanding borrowings as of June 30, 2020 would decrease income before income taxes by approximately US$6.7 million for the six-month period June 30, 2020. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

The majority of our revenues are collected in and our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the US$1.00 until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the People's Bank of China allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. The People's Bank of China allowed the RMB and U.S. dollar exchange rate to fluctuate within 1% on April 16, 2012 and 2% on March 17, 2014, respectively. On June 30, 2020, the RMB traded at 7.0795 RMB to 1.00 U.S. dollar.

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

Notwithstanding management's assessment that our internal control over financial reporting was ineffective as of June 30, 2020. We believe that our unaudited condensed consolidated financial statements included in this Quarterly Report present fairly our financial position, results of operations and cash flows for the six months ended June 30, 2020 in all material respects.

(b) Changes in internal controls.

During the six months ended June 30, 2020, our efforts to improve our internal controls over financial reporting (1) adopting procedures to evaluate and assess performance of directors, officers and employees of the Company, (2) internal meetings, discussions, trainings and seminars periodically to review and improve our internal control procedures. We plan to improve on the above-referenced weakness by the end of the fiscal year ending December 31, 2020.

Other than the foregoing, there has been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our six-month period ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Four lawsuits by purported shareholders have been filed against the Company and members of the Company’s Board of Directors in connection with the proposed transaction contemplated by an agreement and plan of merger, dated June 15, 2020, by and among, the Company, Faith Dawn Limited and Faith Horizon Inc., including (i) Sears v. China XD Plastics Company Limited, et al., Case No. 1:20-cv-05156-AT, a putative class action filed on or about July 7, 2020, in the United States District Court for the Southern District of New York, (ii) Post v. China XD Plastics Company Limited, et al., Case No. 1:20-cv-00926-UNA, a putative class action filed on or about July 8, 2020, in the United States District Court for the District of Delaware, which also names the buyers as defendants, (iii) Goebert v. China XD Plastics Company Limited, et al., Case No. 1:20-cv-05312, filed on or about July 10, 2020, in the United States District Court for the Southern District of New York, and (iv) Kothari v. China XD Plastics Company Limited, et al., Case No. 2:20-cv-01330-APG-BNW, a putative class action filed on or about July 17, 2020, in the United States District Court for the District of Nevada. These complaints challenge the proposed transaction and allege, among other things, that the Company and the Company’s Board of Directors failed to disclose material information in connection with the proposed transaction in the preliminary proxy statement in violation of United States securities laws. Sears v. China XD Plastics Company Limited, et al. also alleges that the Company's Board of Directors breached its fiduciary duties by approving the terms of the proposed transaction and by approving a materially deficient preliminary proxy statement, and that the Company aided and abetted the Company’s Board of Directors’ alleged breaches of fiduciary duties. The complaints seek relief including injunctive relief, rescission of the merger or rescissory damages, other unspecified damages, and an award of attorneys’ fees and expenses. The Company has reviewed the allegations contained in the complaints, believes they are without merit, and intends to defend these actions vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot reasonably estimate the outcomes or range of loss that may result from these actions.

Item 1A. Risk Factors

"Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 includes a detailed discussion of risks and uncertainties which could adversely affect our future results.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected. During the six-months ended June 30, 2020, there have been no material changes to the Risk Factors disclosed in “Part I Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

China XD Plastics Company Limited

Date: August 14, 2020	By:	/s/ Jie Han
Name: Jie Han
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Taylor Zhang
Name: Taylor Zhang
Title: Chief Financial Officer (Principal Financial Officer)

