Form 10-Q
period 2020-09-30
China XD Plastics Co Ltd
filed 2020-11-16
CIK 1353970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 12, 2020, the registrant had 70,548,841 shares of common stock, par value US$0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	7,602,873	17,201,775
Restricted cash	176,430,796	211,231,244
Time deposits	201,171,789	—
Accounts receivable, net of allowance for doubtful accounts	149,802,760	222,072,053
Inventories	749,370,184	642,509,534
Prepaid expenses and other current assets	366,344,216	171,848,122
Total current assets	1,650,722,618	1,264,862,728
Property, plant and equipment, net	856,810,772	830,319,716
Long-term prepayments to equipment and construction suppliers	460,192,667	495,570,421
Operating lease right-of-use assets, net	43,866,789	44,149,955
Other non-current assets	1,290,637	979,428
Total assets	3,012,883,483	2,635,882,248

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank loans, including current portion of long-term bank loans	795,499,641	680,174,859
Bills payable	359,333,930	400,671,063
Accounts payable	50,305,643	57,458,673
Amounts due to related parties	25,021,305	26,251,919
Income taxes payable	27,766,272	26,458,837
Operating lease liabilities, current	1,639,613	1,388,555
Accrued expenses and other current liabilities	83,629,216	86,550,388
Total current liabilities	1,343,195,620	1,278,954,294
Long-term bank loans, excluding current portion	602,953,010	322,456,413
Deferred income	90,559,854	92,639,620
Operating lease liabilities, non-current	14,156,674	14,429,434
Other non-current liabilities	84,685,855	91,028,376
Total liabilities	2,135,551,013	1,799,508,137

Stockholders' equity:
Series B preferred stock	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 70,548,841 shares issued, 66,948,841 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	7,057	6,697
Treasury stock, 21,000 shares at cost	(92,694)	(92,694)
Additional paid-in capital	188,396,687	184,208,447
Retained earnings	688,463,772	720,159,368
Accumulated other comprehensive loss	(47,489,720)	(67,907,807)
Total equity attributable to China XD Plastics Company Limited	829,285,202	836,374,111
Noncontrolling interest	48,047,268	—
Total stockholders' equity	877,332,470	836,374,111
Commitments and contingencies	—	—
Total liabilities and stockholders' equity	3,012,883,483	2,635,882,248

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2020	2019	2020	2019
	US$	US$	US$	US$

Revenues	290,054,815	373,159,091	718,116,480	1,137,698,978
Cost of revenues	(255,491,692)	(313,044,518)	(638,423,810)	(961,994,051)
Gross profit	34,563,123	60,114,573	79,692,670	175,704,927

Selling expenses	(368,188)	(431,070)	(530,248)	(956,300)
General and administrative expenses	(10,963,304)	(5,999,123)	(20,670,460)	(20,539,101)
Provision for doubtful accounts	(6,755,683)	—	(6,755,683)	—
Provision for long-term prepayments to equipment and construction suppliers	(21,836,662)	—	(21,836,662)	—
Research and development expenses	(4,388,573)	(19,908,789)	(14,033,493)	(39,522,696)
Total operating expenses	(44,312,410)	(26,338,982)	(63,826,546)	(61,018,097)

Operating income	(9,749,287)	33,775,591	15,866,124	114,686,830

Interest income	622,371	338,033	963,419	1,228,169
Interest expense	(22,926,549)	(17,036,345)	(56,757,282)	(46,595,864)
Foreign currency exchange gains (losses)	(6,840,717)	4,065,890	(4,650,295)	4,975,637
Gains on disposal of a subsidiary	—	—	—	518,491
Government grant	2,444,278	1,405,284	13,669,488	5,111,437
Total non-operating expense, net	(26,700,617)	(11,227,138)	(46,774,670)	(34,762,130)

Income before income taxes	(36,449,904)	22,548,453	(30,908,546)	79,924,700

Income tax expense	(1,623,473)	(5,583,240)	(627,514)	(11,867,455)

Net income (loss)	(38,073,377)	16,965,213	(31,536,060)	68,057,245
Net income attributable to noncontrolling interest	159,536	—	159,536	—
Net income (loss) attributable to China XD Plastics Company Limited	(38,232,913)	16,965,213	(31,695,596)	68,057,245

Earnings (loss) per common share:
Basic and diluted	(0.56)	0.25	(0.47)	1.02

Net Income (loss)	(38,073,377)	16,965,213	(31,536,060)	68,057,245

Other comprehensive income (loss)
Foreign currency translation adjustment, net of nil income taxes	32,755,595	(22,690,259)	20,578,345	(24,732,543)

Comprehensive income (loss)	(5,317,782)	(5,725,046)	(10,957,715)	43,324,702
Comprehensive income attributable to noncontrolling interest	319,794	—	319,794	—
Comprehensive income (loss) attributable to China XD Plastics Company Limited	(5,637,576)	(5,725,046)	(11,277,509)	43,324,702

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Period Ended September 30,
	2020	2019
	US$	US$
Cash flows from operating activities:
Net cash (used in) provided by operating activities	(234,697,237)	(183,155,418)

Cash flows from investing activities:
Purchase of time deposits	(195,963,439)	—
Purchase of and deposits for property, plant and equipment	(20,573,681)	(54,255,192)
Refund of prepayment for building purchase	—	15,810,261
Net proceeds from sales of a subsidiary	—	7,296,921
Net cash used in investing activities	(216,537,120)	(31,148,010)

Cash flows from financing activities:
Proceeds from bank borrowings	728,358,842	1,647,171,688
Repayments of bank borrowings	(370,292,671)	(1,569,203,033)
Capital injection from noncontrolling interests	46,487,677	—
Proceeds from interest-free advances from related parties	1,258,743	79,969,718
Repayments of interest-free advances from related parties	(3,069,331)	(68,543,743)
Payments of issuance cost for syndicated loans	(126,012)	—
Net cash provided by (used in) financing activities	402,617,248	89,394,630

Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	4,217,759	(6,926,300)
Net (decrease) increase in cash, cash equivalents and restricted cash	(44,399,350)	(131,835,098

Cash, cash equivalents and restricted cash at beginning of period	228,433,019	366,991,840
Cash, cash equivalents and restricted cash at end of period	184,033,669	235,156,742

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	50,809,802	46,534,262
Income taxes paid	4,428,462	7,951,724
Non-cash investing activities:
Accrual for purchase of equipment and construction included in accrued expenses and other current liabilities	6,124,869	1,794,800
Non-cash financing activities:
Conversion of Series D preferred stock to common stock	—	97,576,465

Reclassification of mandatorily redeemable noncontrolling interest to noncontrolling interest	47,723,235	—

The following table shows a reconciliation of cash, cash equivalents and restricted cash on the condensed consolidated balance sheets to that presented in the above condensed consolidated statements of cash flows.

	September 30,
	2020	2019
	US$	US$

Cash and cash equivalents	7,602,873	10,509,402
Restricted cash	176,430,796	224,647,340
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	184,033,669	235,156,742

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

In the opinion of the management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2020, the results of operations and cash flows for the nine-month periods ended September 30, 2020 and 2019, have been made.

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the recoverability of the carrying amounts of property, plant and equipment, the realizability of inventories, the useful lives of property, plant and equipment, the collectability of accounts receivable, the realizability of long-term prepayments to equipment and construction suppliers, the accruals for tax uncertainties and other contingencies, and the discount rate used to determine the present value of the lease payments. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

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

(c) Significant concentrations and risks

Sales concentration

The Company sells its products primarily through approved distributors in the People's Republic of China (the "PRC"). The Company's sales are highly concentrated. Sales to distributors individually exceeded 10% of the Company's revenues for the three-month and nine-month periods ended September 30, 2020 and 2019, are as follows:

	Three-Month Period Ended September 30,
	2020		2019
	US$	%	US$	%
Distributor A, located in PRC	38,046,476	13.1%	48,354,258	13.0%
Distributor B, located in PRC	29,662,386	10.2%	31,224,911	* %
Distributor C, located in PRC	29,264,142	10.1%	41,236,907	11.1%
Total	96,973,004	33.4%	120,816,076	32.5%

	Nine-Month Period Ended September 30,
	2020		2019
	US$	%	US$	%
Distributor A, located in PRC	105,817,083	14.7%	163,355,649	14.4%
Distributor B, located in PRC	76,399,236	10.6%	115,842,572	10.2%
Distributor C, located in PRC	75,736,243	10.5%	86,271,299	* %
Total	257,952,562	35.8%	365,469,520	32.2%

The Company expects revenues from these distributors to continue to represent a substantial portion of its revenue in the future. Any factor adversely affecting the automobile industry in the PRC or the business operations of these customers will have a material effect on the Company's business, financial position and results of operations.

Purchase concentration of raw materials and equipment

The principal raw materials used for the Company's production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon. The Company purchases substantially all of its raw materials through a limited number of distributors.  Raw material purchases from these distributors, which individually exceeded 10% of the Company's total raw material purchases, accounted for approximately 33.1% (three distributors) and 31.6% (three distributors) for the three-month periods ended September 30, 2020 and 2019, respectively, and 32.0% (three distributors) and 32.6% (three distributors) of the Company's total raw materials purchases for the nine-month periods ended September 30, 2020 and 2019, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company's business, financial position and results of operations.

Cash and cash equivalents, restricted cash, and time deposits mentioned below maintained at banks consist of the following:

	September 30, 2020	December 31, 2019
	US$	US$
Renminbi (“RMB”) denominated bank deposits with:
Financial Institutions in the PRC	382,876,978	226,488,069
Financial Institutions in Hong Kong Special Administrative Region ("Hong Kong SAR")	8,360	8,134
Financial Institution in Dubai, UAE	1,154	—
U.S. dollar denominated bank deposits with:
Financial Institution in the U.S.	42,510	3,057
Financial Institutions in the PRC	16,266	16,868
Financial Institution in Hong Kong SAR	652,459	590,131
Financial Institution in Macau Special Administrative Region ("Macau SAR")	1,290,068	1,288,792
Financial Institution in Dubai, UAE	5,163	4,549
HK dollar denominated bank deposits with:
Financial institution in Hong Kong SAR	156	156
Dirham denominated bank deposits with:
Financial institution in Dubai, UAE	312,344	33,263

The bank deposits with financial institutions in the PRC are insured by the government authority for up to RMB500,000. The bank deposits with financial institutions in the Hong Kong SAR are insured by the government authority for up to HK$500,000. The bank deposits with financial institutions in the Macau SAR are insured by the government authority for up to MOP$500,000. The bank deposits with financial institutions in the Dubai, UAE are not insured by the government authority. Total bank deposits amounted to US$1,260,935 and US$1,063,709 are insured as of September 30, 2020 and December 31, 2019, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts. To limit exposure to credit risk, the Company primarily places bank deposits with large financial institutions in the PRC, Hong Kong SAR, Macau SAR and Dubai, UAE with acceptable credit rating.

Cash deposits in bank that are restricted as to withdrawal or usage for up to 12 months are reported as restricted cash in the consolidated balance sheets.

Short-term bank deposits that are pledged as collateral for bills payable relating to purchases of raw materials are reported as restricted cash and amounted to US$107,803,719 and US$151,498,873 as of September 30, 2020 and December 31, 2019, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company.

Short-term bank deposits that are related to letter of credit are reported as restricted cash and amounted to US$7,004,302 and nil as of September 30, 2020 and December 31, 2019, respectively.

Short-term bank deposits that are related to government grant are reported as restricted cash and amounted to US$71,617 and US$69,879 as of September 30, 2020 and December 31, 2019, respectively.

Short-term bank deposits that are pledged for the US$135.0 million syndicated loans obtained from a consortium of banks led by the Industrial and Commercial Bank of China (Macau) Limited are reported as restricted cash and amounted to US$59,642,229 and US$58,229,047 as of September 30, 2020 and December 31, 2019, respectively, for details of the syndicated loans please refer to note 7.

Short-term bank deposits that are pledged as collateral to settle US$14.7 million of short-term bank loans obtained from Postal Savings Bank of China are reported as restricted cash and amounted to US$1,468,407 and US$1,433,445 as of September 30, 2020 and December 31, 2019, respectively.

Short-term bank deposits that are pledged as collateral to settle US$36.7 million of short-term bank loans obtained from Nanchong Rural Commercial Bank are reported as restricted cash and amounted to US$440,522 and nil as of September 30, 2020 and December 31, 2019, respectively.

Note 2 – Accounts receivable

Accounts receivable consists of the following:

	September 30, 2020	December 31, 2019
	US$	US$

Accounts receivable	219,534,142	284,921,071
Allowance for doubtful accounts	(69,731,382)	(62,849,018)
Accounts receivable, net	149,802,760	222,072,053

As of September 30, 2020 and December 31, 2019, the accounts receivable balances also include notes receivable in the amount of US$19,655 and US$107,845, respectively.  As of September 30, 2020 and December 31, 2019, US$73,042,003 and US$92,198,221, respectively, of accounts receivable are pledged for the short-term bank loans and bills payable.

As of September 30, 2020, accounts receivable of US$2.0 million from the Company’s two customers in UAE and US$4.9 million from the Company’s customer in PRC was overdue for more than 12 months. Based on assessment of the collectability of the amounts due from the customers, the Company provided an allowance for doubtful accounts of US$6.9 million for the period ended September 30, 2020.

As of December 31, 2019, accounts receivable of US$62.8 million from the Company’s customer in UAE was overdue and the customer failed to make payments under the agreed extended repayment plan. Based on its assessment of the collectability of the amounts due from the customer, the Company provided an allowance for doubtful accounts of US$62.8 million for the year ended December 31, 2019.

The following table provides an analysis of the aging of accounts receivable as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	US$	US$
Aging:
– current	72,028,806	189,180,366
– 1-3 months past due	67,986,417	45,363,405
– 4-6 months past due	16,208,535	28,865,350
– 7-12 months past due	38,827,738	5,703,612
– greater than one year past due	24,482,646	15,808,338
Total accounts receivable	219,534,142	284,921,071

Note 3 – Inventories

Inventories consist of the following:

	September 30, 2020	December 31, 2019
	US$	US$

Raw materials and semi-finished goods	686,037,738	637,278,817
Finished goods	63,332,446	5,230,717
Total inventories	749,370,184	642,509,534

As of September 30, 2020 and December 31, 2019, the Company pledged inventories in amount of approximately US$39.1 million and US$40.1 million, respectively, for a one-year short-term loan and bills payable, details refer to Note 7.

There were no write down of inventories for the three-month and nine-month periods ended September 30, 2020 and 2019.

Note 4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2020	December 31, 2019
	US$	US$

Advances to suppliers (i)	78,194,802	118,166,925
Amounts due from third parties (ii)	278,151,945	—
Value added taxes receivables (iii)	3,076,204	6,239,719
Receivables from Hong Kong Grand Royal Trading Co., Ltd. (iv)	—	42,566,949
Interest receivable (v)	1,020,348	615,049
Others (vi)	5,900,917	4,259,480
Total prepaid expenses and other current assets	366,344,216	171,848,122

(i) Advances to suppliers are the advances to purchase raw materials.

(ii) As of September 30, 2020, the Company has receivables of RMB1,005.8 million (equivalent to US$147.7 million) due from Heilongjiang Xinda Enterprise Group Shanghai New Materials Sales Company Limited (“Shanghai Sales”), a company formerly owned by the Company and was disposed in December 2018, RMB612.2 million (equivalent to US$89.9 million) due from Heilongjiang Xinda Macromolecule Composite Materials Company Limited (“Macromolecule Composite Materials”), a company established by Shanghai Sales (details refer to note 9), and RMB286.7 million (equivalent to US$40.5 million) due from Guangzhou Peiqu International Trading LLC, the Company’s supplier and a related party of Hong Kong Grand Royal Trading Co., Ltd., as interest-free advances.

(iii) Value added taxes receivables mainly represent the input taxes on purchasing equipment by Heilongjiang Xinda Enterprise Group Company Limited (“HLJ Xinda Group”) and Sichuan Xinda Enterprise Group Company Limited (“Sichuan Xinda”), which are to be net off with output taxes. Value added taxes receivables were recognized in operating activities in consolidated statements of cash flows.

(iv) Hong Kong Grand Royal Trading Co., Ltd. (“Hong Kong Grand Royal”) is a raw material supplier of AL Composites Materials FZE ("Dubai Xinda"). Dubai Xinda has prepaid US$48.2 million to Hong Kong Grand Royal in 2017 for purchase of raw materials. Due to the price fluctuation of raw materials, Hong Kong Grand Royal could not purchase and deliver the raw materials to Dubai Xinda. In July 2019, both parties entered into a supplemental agreement to cancel the original purchase agreements and Hong Kong Grand Royal shall settle the advance payment. The US$42.6 million advance payment as of December 31, 2019 was settled during the nine-month period ended September 30, 2020.

(v) Interest receivable mainly represents interest income accrued from time deposits and restricted cash.

(vi) Others mainly include prepaid miscellaneous service fee, staff advance and prepaid rental fee.

Note 5 – Property, plant and equipment, net

Property, plant and equipment consist of the following:

	September 30, 2020	December 31, 2019
	US$	US$

Machinery, equipment and furniture	529,838,814	575,317,840
Motor vehicles	1,853,135	1,709,182
Workshops and buildings	159,098,559	156,256,761
Construction in progress	408,344,010	335,245,525
Total property, plant and equipment	1,099,134,518	1,068,529,308
Less accumulated depreciation	(242,323,746)	(238,209,592)
Property, plant and equipment, net	856,810,772	830,319,716

For the three-month periods ended September 30, 2020 and 2019, the Company capitalized US$1,193,381 and US$1,581,827 of interest costs as a component of the cost of construction in progress. For the nine-month periods ended September 30, 2020 and 2019, the Company capitalized US$3,834,981 and US$2,326,326 of interest costs as a component of the cost of construction in progress. Depreciation expense on property, plant and equipment was allocated to the following expense items:

	Three-Month Period Ended September 30,
	2020	2019
	US$	US$
Cost of revenues	11,999,298	13,251,745
General and administrative expenses	614,245	524,249
Research and development expenses	527,799	887,462
Selling expenses	613	1,107
Total depreciation expense	13,141,955	14,664,563

	Nine-Month Period Ended September 30,
	2020	2019
	US$	US$
Cost of revenues	35,987,567	40,232,815
General and administrative expenses	1,828,697	1,730,020
Research and development expenses	1,854,544	2,855,749
Selling expenses	5,835	3,384
Total depreciation expense	39,676,643	44,821,968

Note 6 - Prepayments to equipment and construction suppliers

	September 30 2020	December 31, 2019
	US$	US$

Hailezi (i)	435,108,985	468,529,714
Beijin Construction (ii)	7,204,409	6,795,439
Peaceful Treasure Limited(iii)	—	19,967,014
Xinda High-Tech (iv)	17,667,141	—
Others	212,132	278,254
Total prepayments to equipment and construction suppliers	460,192,667	495,570,421

(i) The table below summarized the balance of prepayments to Hailezi for each of the projects as of September 30, 2020 and December 31, 2019, and the movements of the prepayments:

(in millions US$)
Year	Projects	Balance as of December 31, 2019	Prepaid in 2020	Transfer to CIP in 2020	Effect of foreign currency exchange rate changes	Balance as of September 30, 2020
2017	Storage system	36.7	-	(0.6)	0.7	36.8
2017	HLJ Project	5.9	-	(5.9)	-	-
2018	HLJ Project	77.4	-	(0.2)	2.1	79.3
2017	Nanchong Project	3.0	-	-	-	3.0
2018	Nanchong Project	245.1	-	-	6.1	251.2
2019	Qinling Road Project	18.6	-	-	0.4	19.0
2019	Jiangnan Road Project	81.8	-	(37.4)	1.0	45.4
2020	Others	-	2.6	(2.2)	-	0.4
Total		468.5	2.6	(46.3)	10.3	435.1

(ii) Since November 15, 2016, Sichuan Xinda entered into decoration contracts with Sichuan Beijin Construction Engineering Company Limited ("Beijin Construction") to perform indoor and outdoor decoration work for a consideration of RMB264.3 million (equivalent to US$38.8 million). Pursuant to the contracts with Beijin Construction, Sichuan Xinda has prepaid RMB122.8 million (equivalent to US$18.0 million) as of September 30, 2020, of which RMB74.0 million (equivalent to US$10.9 million) was transferred to construction in progress.

(iii) On October 20, 2016, Sichuan Xinda entered into an equipment purchase agreement purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of RMB89.8 million (equivalent to US$13.2 million) to purchase certain production and testing equipment. The Company prepaid RMB 33.9 million (equivalent to US$5.0 million) as of September 30, 2020.

On May 31, 2019, Dubai Xinda entered into an equipment purchase contract with Peaceful for a total consideration of US$18.8 million to purchase storage and testing equipment. The Company prepaid US$17.0 million as of September 30, 2020.

As of September 30, 2020, Peaceful failed to deliver the equipments under the purchase agreements. Based on the assessment of the realizability of the prepayments, the Company recognized a provision of US$22.0 million for the period ended September 30, 2020.

(iv) On January 10, 2020, Heilongjiang Xinda New Materials Co., Ltd. (“HLJ New Materials”), a subsidiary of the Company, entered into a purchase agreement with Harbin Xinda High-Tech Co., Ltd. (“Xinda High-Tech”) to purchase the land use right, buildings and facilities of one factory in Heilongjiang Province from Xinda High-Tech for a consideration of RMB120.3 million (equivalent to USD17.7 million). On January 23, 2020, HLJ New Materials has paid the consideration to Xinda High-Tech. As of September 30, 2020, the transfer procedures were not completed and were expected to be completed in the fourth quarter of 2020.

Note 7 – Borrowings

The Company has credit facilities with several banks under which they draw short-term and long-term bank loans as described below.

(a)  Current

	September 30, 2020	December 31, 2019
	US$	US$
Unsecured loans	479,904,847	407,657,464
Loans secured by accounts receivable (i)	66,078,325	64,505,031
Guaranteed loan (ii)	36,710,180	—
Loans secured by restricted cash (iii)	14,684,072	14,334,451
Syndicated loan facility (iv)	115,972,199	128,020,559
Loan secured by inventories (v)	5,873,629	5,733,781
Current portion of long-term bank loans (note b)	76,276,389	59,923,573
Total short-term loans, including current portion of long-term bank loans	795,499,641	680,174,859

As of September 30, 2020 and December 31, 2019, the Company's short-term bank loans (including the current portion of long-term bank loans) bear a weighted average interest rate of 5.1% and 5.0% per annum, respectively. All short-term bank loans mature at various times within one year and contain no renewal terms.

(i) As of September 30, 2020 and December 31, 2019, the Company had US$66.1 million and US$64.5 million of short-term bank loans obtained from Longjiang Bank secured by accounts receivables of US$2.4 million and US$94.4 million, respectively.

In March 2020, the Company obtained a one-year short-term loan of RMB50.0 million (equivalent to US$7.3 million) from Sichuan Tianfu Bank. As of September 30, 2020, the above loan together with bills payable in amount of RMB477.0 million (equivalent to US$70.0 million) issued by Sichuan Tianfu Bank were secured by accounts receivable of US$70.6 million.

(ii) In January 2019, Sichuan Xinda obtained a one-year short-term unsecured bank loan of RMB250.0 million (equivalent to US$36.7 million) from Nanchong Rural Commercial Bank. Pursuant to the extension agreement dated January 2020, the loan maturity date was extended to July 2020 with a third-party guarantee provided by Nanchong Shuntou Development Group Co., Ltd. (“Shuntou”). Pursuant to the loan contract, the ratio of liabilities to assets of Sichuan Xinda shall not exceed 55%. The loan was repaid in July 2020. In July 2020, Sichuan Xinda obtained a new one-year short-term unsecured bank loan of RMB250.0 million (equivalent to US$36.7 million) from Nanchong Rural Commercial Bank.

(iii) As of September 30, 2020 and December 31, 2019, the Company had US$14.7 million and US$14.3 million of short-term bank loans secured by restricted cash of US$1.5 million and US$1.5 million, respectively.

(iv) On October 2, 2019, Xinda Holding (HK) Company Limited ("Xinda Holding (HK)"), a wholly owned subsidiary of the Company, entered into a facility agreement for a one-year loan facility due on December 15,2020 in an aggregate amount of US$135.0 million with a consortium of banks and financial institutions led by Industrial and Commercial Bank of China (Macau) Limited. The Company made the drawdown on December 18, 2019. The interest rate of the loan is 2.0% plus three-month LIBOR. The Company incurred agency fee and arrangement fee in the amount of US$7.2 million for the loan and without unamortized balance as of September 30, 2020. Loan issuance costs are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the loan and amortized to interest expense using the effective interest rate of 11.21% as of September 30, 2020. Xinda Holding (HK) repaid US$18.5 million loan during the nine months period ended September 30, 2020.

As of September 30, 2020, the loan was secured by US$59.6 million restricted cash. Covenants of the syndicated loan facility included but not limited to: the consolidated tangible net worth of the Company shall not at any time be less than US$650 million (or its equivalent), the ratio of the consolidated total liabilities to consolidated total assets of the Company shall not at any time exceed 0.70:1.00, and interest cover in respect of each relevant period shall not be less than 2.50:1.00. As of September 30, 2020, the interest cover was lower than 2.5, which resulted in the breach of the loan covenant, and the consortium of banks has the right to declare the above loan be immediately due and payable.

(v) In November 2019, the Company obtained a one-year short-term loan of RMB40.0 million (equivalent to US$5.9 million) from Bank of Inner Mongolia. As of September 30, 2020, the Company pledged inventories in amount of approximately US$39.1 million for the above loan and bills payable in amount of RMB107.0 million (equivalent to US$15.7 million) issued by Bank of Inner Mongolia.

(b) Non-current

	September 30,	December 31,
	2020	2019
	US$	US$
Secured loans (i)	1,529,511	1,742,389
Unsecured loans (ii)	677,699,888	380,637,597
Less: current portion	(76,276,389)	(59,923,573)
Total long-term bank loans, excluding current portion	602,953,010	322,456,413

As of September 30, 2020 and December 31, 2019, the Company's long-term bank loans (excluding the current portion of long-term bank loans) bear a weighted average interest rate of 5.2% and 5.4% per annum, respectively.

(i) On December 26, 2018, the Company obtained a five-year secured loan of AED8.0 million (equivalent to US$2.2 million) from National Bank of Umm Al Qaiwain at an interest rate of three-month EBOR (0.49% as of September 30, 2020) plus 3.75%. The long-term loan was secured by an undated cheque of AED8.8 million (US$2.4 million) favouring the bank provided by Dubai Xinda. The cheque would not be cashed by the bank unless Dubai Xinda defaults. Principal will be repaid in ten half-yearly installments of AED0.8 million (equivalent to US$0.2 million) each. The Company repaid AED1.6 million (equivalent to US$0.4 million) during 2019.

(ii) As of September 30, 2020 and December 31, 2019, the Company's long-term unsecured bank loans (excluding the current portion of long-term bank loans) bear a weighted average interest rate of 5.2% and 5.5% per annum, respectively. The Company’s long-term unsecured bank loans (excluding the current portion of long-term bank loans) will mature serially from 2021 to 2027.

In 2016 and 2017, Sichuan Xinda obtained long term unsecured loans of RMB135.0 million (equivalent to US$19.8 million) from Bank of China at an annual interest rate of 4.75%, and the loan balance as of September 30, 2020 was RMB75.0 million (equivalent to US$11.0 million), which will be due in 2020. As of September 30, 2020, inventory turnover, account receivable turnover and revenues of Sichuan Xinda for the nine-month period ended September 30, 2020 was below requirement of the financial covenants in the loan contract, which resulted in the breach of the loan covenants. According to the loan contract, Bank of China has the right to declare the above loans be immediately due and payable. The loan balance of RMB75.0 million (equivalent to US$11.0 million) was classified as short-term bank loans in the condensed consolidated balance sheets as of September 30, 2020. The loan was repaid in October 2020.

Maturities on long-term bank loans (including current portion) are as follows:

September 30, 2020
US$
Three months ended December 31, 2020	21,674,282
2021	50,308,223
2022	200,056,391
2023	173,654,430
2024	13,274,989
After 2024	220,261,083
Total	679,229,398

Note 8 – Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2020	December 31, 2019
	US$	US$
Payables for purchase of property, plant and equipment	19,589,896	12,445,494
Accrued freight expenses	23,641,542	17,665,998
Accrued interest expenses	16,998,811	15,650,965
Contract liabilities (i)	1,682,749	17,922,160
Non income tax payables	2,957,613	6,056,024
Others (ii)	18,758,605	16,809,747
Total accrued expenses and other current liabilities	83,629,216	86,550,388

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

Note 9 – Related Party Transactions

The related party transactions are summarized as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2020	2019	2020	2019
	US$	US$	US$	US$
Transactions with related parties:

Revenues resulting from transactions with a related party:
Sales to Macromolecule Composite Materials	—	734,895	—	1,040,485

Financing transactions with related parties:
Interest-free advances from Mr. Jie Han	—	—	—	2,920,049
Repayment of interest-free advances from Mr. Jie Han		(116,802)	—	(116,802)
Interest-free advances from Mr. Jie Han’s son	—	8,760,147	—	8,760,147
Repayment of interest-free advances from Mr. Jie Han’s son	(429,117)		(429,117)
Interest-free advances from senior management employee in HLJ Xinda Group and Sichuan Xinda	—	—	—	275,234
Repayment of interest-free advances from senior management employees in HLJ Xinda Group and Sichuan Xinda	—	(292,005)	—	(4,679,484)
Interest-free advances from Mr. Qingwei Ma	114,431	4,526,076	1,258,743	4,526,076
Repayment of interest-free advances from Mr. Qingwei Ma	(1,495,902)	(730,012)	(2,640,214)	(730,012)
Interest-free advances from Macromolecule Composite Materials (i)	—	—	—	63,488,212
Repayment of interest-free advances from Macromolecule Composite Materials (i)	—	(2,935,570)	—	(63,017,445)
Total financing transactions with related parties	(1,810,588)	9,211,834	(1,810,588)	11,425,975

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

The related party balances are summarized as follows:

	September 30, 2020	December 31, 2019
	US$	US$
Amounts due to related parties:
Mr. Jie Han (the Chairman and Chief Executive Officer)	12,804,511	12,499,642
Mr. Jie Han’s wife	3,201,869	3,137,539
Mr. Jie Han’s son	9,104,125	9,317,393
Mr. Qingwei Ma (Chief Operating Officer)	(243,462)	1,146,756
Senior management employee in HLJ Xinda Group	154,262	150,589
Total amounts due to related parties	25,021,305	26,251,919

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

The effective income tax rates for the nine-month periods ended September 30, 2020 and 2019 were negative 2.0% and 14.8%, respectively.

The effective income tax rate decreased from 14.8% for the nine-month period ended September 30, 2019 to negative 2.0% for the nine-month period ended September 30, 2020, primarily due to the increased loss before income taxes from Dubai Xinda and decreased income before taxes from HLJ Xinda Group and Sichuan Xinda. The effective income tax rate for the nine-month period ended September 30, 2020 differs from the PRC statutory income tax rate of 25% primarily due to the reversal of the unrecognized tax benefits accrued in 2014, 75% additional deduction of R&D expenses of the major PRC operating entities, and Sichuan Xinda's preferential income tax rate.

US$6,408,120 previously unrecognized tax benefits accrued in year 2014 and the related accrued interest amounting to US$ 5,220,087 were reversed due to the expiration of five-year tax assessment period on May 31, 2020. As of September 30, 2020, the unrecognized tax benefits were US$32,887,956 and the interest relating to unrecognized tax benefits was US$12,724,594, of which the unrecognized tax benefits in year 2015 amounting to US$7,362,633 and related accrued interest amounting to US$5,295,474 were classified as current liabilities as the five-year tax assessment period will expire on May 31, 2021. No penalties expense related to unrecognized tax benefits were recorded. The Company is currently unable to provide an estimate of a range of the total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.

Note 11 – Deferred income

On January 26, 2015, the Company entered into a memorandum and a fund support agreement (the "Agreement") with the People's Government of Shunqing District, Nanchong City, Sichuan Province ("Shunqing Government") pursuant to which Shunqing Government, through its investment vehicle, extended to the Company RMB350 million (equivalent to US$51.4 million) to support the construction of the Sichuan plant, which has been received in full in the form of government repayment of bank loans on behalf of the Company.

In addition, the Company has received RMB333.2 million (equivalent to US$48.9 million) from Shunqing Government and RMB6.4 million (equivalent to US$0.9 million) from Ministry of Finance of the People's Republic of China to support the construction and RMB7.5 million (equivalent to US$1.1 million) special funds of ministerial key research projects from Ministry of Science and Technology of PRC as of September 30, 2020.

The Company has also received RMB45.0 million (equivalent to US$6.6 million) from Harbin Bureau of Finance to support the construction of the 300,000 metric tons of biological composite materials project in Heilongjiang as of September 30, 2020.

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

A cumulative RMB145.0 million (equivalent to US$21.2 million) government grants have been amortized as other income proportionate to the depreciation of the related assets, of which RMB29.5 million (equivalent to US$4.3 million) was amortized in the nine-month period ended September 30, 2020.

The Company also received RMB36.0 million (equivalent to US$5.3 million) from Shunqing Government with respect to interest subsidy for bank loans as of September 30, 2020. A cumulative RMB16.4 million (equivalent to US$2.4 million) government grants have been amortized as other income in line with the amount of related loan interest accrued.

Note 12 – Other non-current liabilities

	September 30	December 31,
	2020	2019
	US$	US$
Income tax payable-noncurrent (i)	81,210,743	86,414,852
Deferred income tax liabilities	3,475,112	4,613,524
Total other non-current liabilities	84,685,855	91,028,376

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

Note 13 – Noncontrolling interests

On January 22, 2020, a third party investor acquired 36.21% and 38.08% of the equity interest of the Company’s two wholly owned PRC subsidiaries at a consideration of RMB325.0 million (equivalent to US$47.7 million). The Company shall redeem 50% of the equity interest owned by the noncontrolling shareholder on January 21, 2024 and the remaining 50% on January 21, 2025 at a total redemption value of RMB325.0 million. The noncontrolling shareholder was also entitled to an interest at 1.5% per annum. The Company has pledged its 63.79% and 61.92% equity interest of the two subsidiaries to the noncontrolling shareholder as a guarantee for its obligation on the redemption. The mandatorily redeemable noncontrolling interests were recorded as a liability on the unaudited condensed consolidated balance sheet and initially recorded at the fair value of US$45.9 million and were subsequently carried at the present value of the redemption value.

In April 2020, the Company increased its capital contribution to one of the subsidiaries, and the equity interest owned by the Company has increased from 61.92% to 65.62%, the equity interest owned by noncontrolling shareholder has decreased from 38.08% to 34.38%.

On June 29, 2020, the Company entered into supplementary agreements with the noncontrolling shareholder, pursuant to which, the redemption provision, the 1.5% per annum interest payable to the noncontrolling shareholder and the guarantee provision in the original investment agreements were cancelled. The substantial modification of terms was accounted as an extinguishment with no extinguishment gains or losses recognized. The noncontrolling interest were reclassified as an equity instrument. As of September 30, 2020, the carrying value of the noncontrolling interests was US$48.0 million.

Note 14 – Stockholders' equity

The changes of each caption of stockholders' equity for the nine-month period ended September 30, 2020 are as follows:

	Series B Preferred Stock		Common Stock					Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
		US$		US$	US$	US$	US$	US$	US$	US$
Balance as of January 1, 2020	1,000,000	100	66,948,841	6,697	(92,694)	184,208,447	720,159,368	(67,907,807)	—	836,374,111
Net income	—	—	—	—	—	—	(31,695,596)	—	159,536	(31,536,060)
Other comprehensive loss	—	—	—	—	—	—	—	20,418,087	160,258	20,578,345
Stock based compensation						4,188,240				4,188,240
Issuance of common stock upon vesting of unrestricted stocks			3,600,000	360						360
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	47,727,474	47,727,474
Balance as of September 30, 2020	1,000,000	100	70,548,841	7,057	(92,694)	188,396,687	688,463,772	(47,489,720)	48,047,268	877,332,470

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

On February 20, 2020, the Company's Board of Directors approved the grant of 1,000,000 non-vested shares to two nonemployee consultants providing certain financing advisory service for the Company. As of September 30, 2020, the service has not been rendered and the service agreement was cancelled and the awards were forfeited.

On August 26, 2020, the Company's Board of Directors approved the grant of 3,600,000 shares to three executives, one senior management and one consultant for their service to the Company. The shares are vested immediately upon issuance.

A summary of the non-vested shares activity for the nine-month period ended September 30, 2020 is as follows:

	Number of Nonvested Shares	Weighted Average Grant date Fair Value
		US$
Outstanding as of December 31, 2019	—	—
Granted	7,600,000	1.34
Vested	(3,600,000)	1.16
Forfeited	(4,000,000)	1.50
Outstanding as of September 30, 2020	—	—

The Company recognized US$4,188,600 and nil compensation expense in general and administrative expenses relating to the non-vested shares for the three months and nine months periods ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was nil unrecognized compensation cost relating to the non-vested shares.

Note 16 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2020	2019	2020	2019
	US$	US$	US$	US$
Net income (loss) attributable to China XD Plastics Company Limited	(38,232,913)	16,965,213	(31,695,596)	68,057,245
Less:
Earnings allocated to participating Series D convertible preferred stock	—	(3,834,137)	—	(15,967,004)
Net income for basic and diluted earnings per share	(38,232,913)	13,131,076	(31,695,596)	52,090,241

Denominator
Denominator for basic and diluted earnings per share	67,916,583	51,818,406	67,277,308	51,241,881

Earnings per share:
Basic and diluted	(0.56)	0.25	(0.47)	1.02

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month periods and nine-month periods ended September 30, 2020 and 2019 because their effects are anti-dilutive:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2020	2019	2020	2019

Shares issuable upon conversion of Series D convertible preferred stock	—	15,130,435	—	15,706,960

Note 17 - Commitments and contingencies

(1) Sichuan plant construction and equipment purchase

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion in property, plant and equipment and approximately RMB0.6 billion in working capital, for the construction of Sichuan plant. As of September 30, 2020, the Company has a remaining commitment of RMB38.3 million (equivalent to US$5.6 million) mainly for facility construction.

In September 2016, Sichuan Xinda Enterprise Group Co., Ltd. ("Sichuan Xinda") entered into equipment purchase contracts with Harbin Hailezi Science and Technology Co., Ltd. ("Hailezi") for a consideration of RMB17.0 million (equivalent to US$2.5 million) to purchase storage facility and testing equipment. Afterward, Sichuan Xinda cancelled two contracts with Hailezi for a consideration of RMB1.6 million (equivalent to US$0.2 million). As of September 30, 2020, Sichuan Xinda prepaid RMB6.0 million (equivalent to US$0.9 million) and has a remaining commitment of RMB9.4 million (equivalent to US$1.4 million)

On October 20, 2016, Sichuan Xinda entered into an equipment purchase agreement purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of RMB89.8 million (equivalent to US$13.2 million) to purchase certain production and testing equipment. As of September 30, 2020, the Company has a commitment of RMB55.9 million (equivalent to US$8.2 million).

On November 15, 2016 and February 20, 2017, Sichuan Xinda entered into decoration contracts with Beijin Construction to perform indoor and outdoor decoration work for a consideration of RMB240.5 million (equivalent to US$35.3 million). On June 10, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform ground decoration work for a consideration of RMB23.8 million (equivalent to US$3.5 million). As of September 30, 2020, the Company has a remaining commitment of RMB141.5 million (equivalent to US$20.8 million).

Pursuant to the Nanchong Project mentioned in Note 6 (i), Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB2,242.8 million (equivalent to US$329.3 million) to purchase production equipment and testing equipment in March 2017. By the end of June 2017, Sichuan Xinda was about to launch a system including MES, SAP, ERP and CRM which caused the equipment of original contracts with Hailezi cannot meet the production requirement. Thus the original contracts have been partially terminated with with the uncancelled contract amount to be RMB 19.9 million (equivalent to US$2.9 million). As of September 30, 2020, Sichuan Xinda prepaid RMB19.9 million (equivalent to US$2.9 million) and has a remaining commitment of RMB2.0 million (equivalent to US$0.3 million).

In connection with the Nanchong Project, on 21 June 2018, Sichuan Xinda entered into another equipment purchase contracts with Hailezi to purchase production equipment and testing equipment for a consideration of RMB1.9 billion (equivalent to US$279 million). Pursuant to the contracts with Hailezi, Sichuan Xinda have prepaid RMB1.71 billion (equivalent to US$251.1 million) at the end of September 2020, and has a remaining commitment of RMB190 million (equivalent to US$27.9 million).

(2) Heilongjiang plant construction and equipment purchase

In connection with the equipment purchase contracts with Hailezi signed On September 26, 2016 and February 28, 2017 and September 25, 2019 to purchase storage facility and other equipment mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB75.2 million (equivalent to US$11 million) as of September 30, 2020.

In connection with the HLJ project, on June 25, 2018 and July 12, 2018, HLJ Xinda Group entered into two equipment purchase contracts with Hailezi to purchase production equipment, which will be used for 300,000 metrics tons of biological based composite material, located in Harbin, for a consideration of RMB1,906.8 million (equivalent to US$280 million). Pursuant to the contracts with Hailezi, HLJ Xinda Group has a remaining commitment of RMB1,366.8 million (equivalent to US$200.7 million) As of September 30, 2020.

In connection with the equipment purchase contracts with Hailezi for Qinling Road Project and Jiangnan Road Project mentioned in Note 6 (i), the Company has remaining commitments of RMB32.4 million (equivalent to US$4.8 million) and RMB142.7 million (equivalent to US$21.0 million) for Qinling Road Project and Jiangnan Road Project respectively.

(3) Dubai equipment purchase

On May 31, 2019, Dubai Xinda entered into an equipment purchase contract with Peaceful for a total consideration of US$18.8 million. As of September 30, 2020, the Company has a remaining commitment of US$1.8 million.

(4) Xinda CI (Beijing) office building decoration

On March 30, 2017, Xinda CI (Beijing) Investment Holding Co., Ltd. ("Xinda Beijing Investment") entered into a decoration contract with Beijing Fangyuan Decoration Engineering Co., Ltd for a total consideration of RMB5.8 million (equivalent to US$0.9 million) to decorate office building. As of September 30, 2020, the Company has a remaining commitment of RMB3.7 million (equivalent to US$0.5 million).

On June 9, 2017, Xinda CI (Beijing) entered into a decoration contract with Beijing Zhonghongwufang Stone Co., Ltd for a total consideration of RMB1.2 million (equivalent to US$0.2 million) to decorate office building. As of September 2020, the Company has a remaining commitment of RMB0.6 million (equivalent to US$0.1 million).

(5) Guarantees

On December 25, 2018, HLJ Xinda Group, Sichuan Xinda and Mr. Jie Han provided guarantee to Shanghai Sales obtaining a one-year loan of RMB500.0 million (equivalent to US$73.4) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.09% from December 25, 2018 to December 24, 2019. On December 24, 2019, the loan was extended to October 23, 2020. If Shanghai Sales does not repay the above loan when due, HLJ Xinda Group, Sichuan Xinda and Mr. Jie Han shall be obliged to repay the RMB500.0 million loan. The loan was repaid early by Shanghai Sales in April 2020.

On April 15, 2019, Sichuan Xinda provided guarantee to Shanghai Sales obtaining a one-year loan of RMB800.0 million (equivalent to US$117.5 million) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.09% from April 15, 2019 to April 14, 2020. If Shanghai Sales does not repay the above loan when due, Sichuan Xinda shall be obliged to repay the RMB800.0 million loan. The loan was repaid by Shanghai Sales in April 2020.

On December 3, 2019, HLJ Xinda Group provided guarantee to Macromolecule Composite Materials obtaining a one-year loan of RMB612.2 million (equivalent to US$89.9 million) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.25%. If Macromolecule Composite Materials does not repay the above loan when due, HLJ Xinda Group shall be obliged to repay the RMB612.2 million loan. The loan was repaid early in April 2020.

On September 28, 2020, Sichuan Xinda provided guarantee to Macromolecule Composite Materials obtaining a three-month loan of RMB700.0 million (equivalent to US$102.8 million) from Longjiang Bank, Harbin Branch with an annual interest rate of 5.95%. If Macromolecule Composite Materials does not repay the above loan when due, Sichuan Xinda shall be obliged to repay the RMB700.0 million loan.

(6) Legal proceedings

The Company and its board of directors were named as defendants in seven lawsuits filed from July to October, 2020 in connection with the proposed going-private transaction. There is a possibility that a loss may have been incurred, as the Company is unable to estimate the possible loss or range of loss at this early stage in the case, no loss contingency was accrued as of September 30, 2020.

Note 18 - Revenues

Revenues consist of the following:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2020	2019	2020	2019
	US$	US$	US$	US$
Modified Polyamide 66 (PA66)	137,530,694	120,234,670	334,833,512	296,372,085
Modified Polyamide 6 (PA6)	89,690,836	78,940,503	206,252,005	250,529,646
Plastic Alloy	17,739,146	66,353,485	35,883,608	200,901,936
Modified Polypropylene (PP)	14,924,727	32,666,069	41,194,835	110,518,373
Modified Acrylonitrile Butadiene Styrene (ABS)	4,062,045	12,437,078	11,439,860	40,662,342
Polyoxymethylenes (POM)	3,952	2,053,799	880,306	6,953,161
Polyphenylene Oxide (PPO)	—	5,490,232	—	31,482,628
Polylactide (PLA)	435,469	17,525,906	793,506	46,789,233
Polyethylene (PE)	23,310,911	4,103,483	24,747,961	7,707,560
Semi-finished goods	—	33,062,822	58,015,074	145,362,837
Others	2,357,035	291,044	4,075,813	419,177
Total Revenue	290,054,815	373,159,091	718,116,480	1,137,698,978

The following table provides sales by major customer group for the three-month and nine-month periods ended September 30, 2020 and 2019:

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2020	2019	2020	2019
	US$	US$	US$	US$
Distributor	191,032,834	312,919,940	575,351,561	918,602,515
Direct customers	96,664,946	59,948,107	138,689,106	218,677,286
Others	2,357,035	291,044	4,075,813	419,177
Total	290,054,815	373,159,091	718,116,480	1,137,698,978

 Note 19 - Leases

As of September 30, 2020, the Company had operating leases for land use rights and office with remaining terms expiring from 2022 through 2085. The weighted average remaining lease term excluding land use rights located in PRC as of September 30, 2020 was 16.6 years. Weighted average discount rate used in the calculation of the lease liabilities was 6.7%. The discount rate reflects the estimated incremental borrowing rate, which includes an assessment of the credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to the lease payments in a similar economic environment.

Lease cost for the three-month and nine-month periods ended September 30, 2020 and 2019 is as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2020	2019	2020	2019
	US$	US$	US$	US$
Operating lease cost	576,131	424,227	1,723,919	1,271,455
Short-term lease cost	171,238	98,910	539,733	432,124
Total lease cost	747,369	523,137	2,263,652	1,703,579

As of September 30, 2020, the maturities of the operating lease liabilities are as follows:

Remaining Lease Payments US$
Nine months ended September 30, 2020	346,798
2021	1,407,755
2022	1,408,112
2023	1,423,926
2024	1,443,233
Thereafter	20,566,236
Total remaining lease payments	26,596,060
Less: imputed interest	(10,799,773)
Total operating lease liabilities	15,796,287
Less: current portion	(1,639,613)
Non-current operating lease liabilities	14,156,674
Weighted-average remaining lease term	16.6 years
Weighted-average discount rate	6.7%

 Supplemental cash flow information related to leases is as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30
	2020	2019	2020	2019
	US$	US$	US$	US$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	125,033	28,589	791,096	1,707,618

Note 20 – Subsequent event

On November 5, 2020, the Company held a special meeting of stockholders, at which the Company’s stockholders voted, among other things, in favor of the proposal to adopt the previously announced agreement and plan of merger (the “Merger Agreement”), dated as of June 15, 2020, by and among the Company, Faith Dawn Limited, an exempted company with limited liability incorporated under the laws of the Cayman Islands (“Parent”), and Faith Horizon Inc., a Nevada corporation and wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of the Merger Sub with and into the Company, with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Parent (the “Merger”).

The Merger remains subject to various customary closing conditions as set forth in the Merger Agreement. If and when completed, the proposed merger would result in the Company becoming a privately-held company and the common stock of the Company would no longer be listed on the NASDAQ Global Market or any other stock exchange, and price quotations with respect to shares of Company common stock in the public market will no longer be available.

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

Overview

China XD is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China, and to a lesser extent, in Dubai, UAE. Through our wholly-owned operating subsidiaries in China and UAE, we develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 644 certifications from manufacturers in the automobile industry as of September 30, 2020. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province. Our Research and Development (the "R&D") team consists of 139 professionals and 6 consultants. As a result of the integration of our academic and technological expertise, we have a portfolio of 522 patents, 32 of which we have obtained the patent rights and the remaining 490 of which we have applications pending in China as of September 30, 2020.

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

In December 2013, we broke ground on the construction of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, which we expect will bring total domestic installed production capacity to 590,000 metric tons with the addition of 70 new production lines upon the completion of the construction of our fourth production plant. Sichuan Xinda has been supplying to its customers since 2013. We installed 50 production lines in the second half of 2016 in our Sichuan plant with production capacity of 216,000 metric tons during the year of 2017 and an additional 10 production lines in July 2018, bringing the total capacity to 259,200 metric tons. As of September 30, 2020, there is still construction ongoing on the site of our Sichuan plant which is expected to be completed by the end of the fourth quarter of 2020.

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

Recent Development

On November 5, 2020, the Company held a special meeting of stockholders, at which the Company’s stockholders voted, among other things, in favor of the proposal to adopt the previously announced agreement and plan of merger (the “Merger Agreement”), dated as of June 15, 2020, by and among the Company, Faith Dawn Limited, an exempted company with limited liability incorporated under the laws of the Cayman Islands (“Parent”), and Faith Horizon Inc., a Nevada corporation and wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of the Merger Sub with and into the Company, with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Parent (the “Merger”).

The Merger remains subject to various customary closing conditions as set forth in the Merger Agreement. If and when completed, the proposed merger would result in the Company becoming a privately-held company and the common stock of the Company would no longer be listed on the NASDAQ Global Market or any other stock exchange, and price quotations with respect to shares of Company common stock in the public market will no longer be available.

Highlights for the three months ended September 30, 2020 include:

● Revenues were $290.1 million, a decrease of 22.3% from $373.2 million in the third quarter of 2019

● Gross profit was $34.6 million, a decrease of 42.4% from $60.1 million in the third quarter of 2019

● Gross profit margin was 11.9%, compared to 16.1% in the third quarter of 2019

● Net loss was $38.0 million, compared to net income of $17.0 million in the third quarter of 2019

● Total volume shipped was 83,855 metric tons, a decrease 8.9% from 92,001 metric tons in the third quarter of 2019

Results of Operations

The following table sets forth, for the periods indicated, statements of income data in millions of USD:

	Three-Month Period Ended			Nine-Month Period Ended
	September 30,		Change	September 30,		Change
(in millions, except percentage)	2020	2019	%	2020	2019	%
Revenues	290.1	373.2	(22.3)%	718.1	1,137.7	(36.9)%
Cost of revenues	(255.5)	(313.1)	(18.4)%	(638.5)	(962.0)	(33.6)%
Gross profit	34.6	60.1	(42.4)%	79.6	175.7	(54.7)%
Total operating expenses	(44.3)	(26.3)	68.4%	(63.8)	(61.0)	4.6%
Operating income	(9.7)	33.8	(128.7)%	15.8	114.7	(86.2)%
Income before income taxes	(36.4)	22.6	(261.1)%	(31.0)	80.0	(138.8)%
Income tax benefit (expense)	(1.6)	(5.6)	(71.4)%	(0.6)	(11.9)	(95.0)%
Net income (loss)	(38.0)	17.0	(323.5)%	(31.6)	68.1	(146.4)%

Three-month period ended September 30, 2020 compared to three-month period ended September 30, 2019

Revenues

Revenues were US$290.1 million in the third quarter ended September 30, 2020, a decrease of US$83.1 million, or 22.3%, compared to US$373.2 million in the same period of last year. This was due to the decrease of 8.9% in sales volume and a decrease of 16.5% in the average RMB selling price of our products, as compared with those of the same period of last year, partially offset by an appreciation of RMB against USD by 1.8%.

(i) Domestic market

For the three-month period ended September 30, 2020, revenue from domestic market decreased by US$62.4 million or 17.7% compared with that in the same period of last year, as a result of (i) a decrease of 6.6% in sales volume; and (ii) a decrease of 13.8% in the average RMB selling price of our products, as compared with those of last year; partially offset by (iii) an appreciation of RMB against USD by 1.1%;.

According to the China Association of Automobile Manufacturers, automobile production and sales in China decreased by 6.7% and 6.9%, respectively , for the first nine months of 2020 as compared to the same period of 2019.

The weakening in macroeconomic conditions since the outbreak of COVID-19 pandemic in January 2020 continued to exacerbate auto business environment. The Company’s business was negatively impacted and has generated lower revenue during the period from February to April 2020. Thanks to our positive efforts to expand our customer bases and to meet their new requirements, including producing raw materials for PPE such as goggles and masks, to help alleviate the pandemic to our communities and mitigate the negative impact of world pandemic on Chinese auto industry, the Company has begun to recover slowly after May 2020. We had increase in sales by 43.9% in Southwest China and 19.3% in East China, except a decrease in sales by 71.2% in Northeast China, 45.7% in Central China, 27.7% in North China and 0.8% in Southwest China for the three-month period ended September 30, 2020 as compared to the same period of 2019.

As for the RMB selling price, the decrease of 13.8% was mainly due to Company's marketing strategy to offer discount sales to receive more orders in order to accelerate inventory turnover and replenish operating funds in domestic market during the three-month period ended September 30, 2020.

(ii) Overseas market

For the three-month period ended September 30, 2020, revenues from overseas market was US$0.2 million as compared to US$20.9 million of the same period of 2019. The Dubai facility was temporarily shut down since late February and has not resumed its operation till the current period, which has negatively impacted operations in Dubai facility.

The following table summarizes the breakdown of revenues by categories in millions of US$:

	Revenues For the Three-Month Period Ended September 30,
	2020		2019		Change in	Change in
	Amount	%	Amount	%	Amount	%
	(US$ in millions, except the percentage)
Modified Polyamide 66 (PA66)	137.5	47.4%	120.2	32.2%	17.3	14.4%

Modified Polyamide 6 (PA6)	89.7	30.9%	78.9	21.1%	10.7	13.7%

Plastic Alloy	17.7	6.1%	66.4	17.7%	(48.7)	(73.3)%

Modified Polypropylene (PP)	14.9	5.1%	32.7	8.8%	(17.8)	(54.4)%

Modified Acrylonitrile Butadiene Styrene (ABS)	4.1	1.4%	12.4	3.3%	(8.3)	(66.9)%

Polyoxymethylenes (POM)	0.0	—	2.1	0.6%	(2.1)	(100.0)%

Polyphenylene Oxide (PPO)	—	—	5.5	1.5%	(5.5)	(100.0)%

Modified Polylactic acid (PLA)	0.4	0.1%	17.5	4.7%	(17.1)	(97.7)%

Polyethylene (PE)	23.3	8.0%	4.1	1.1%	19.2	468.3%

Semi-finished goods	—	—	33.1	8.9%	(33.1)	(100.0)%

Others	2.5	1.0%	0.3	0.1%	2.2	733.3%
Total Revenues	290.1	100%	373.2	100%	(83.1)	(22.3)%

The following table summarizes the breakdown of metric tons (MT) by product mix:

	Sales Volume For the Three-Month Period Ended September 30,
	2020		2019		Change in	Change in
	MT	%	MT	%	MT	%
	(in MTs, except percentage)
Modified Polyamide 66 (PA66)	16,358	19.5%	19,154	20.8%	(2,796)	(14.6)%

Modified Polyamide 6 (PA6)	11,574	13.8%	14,145	15.4%	(2,571)	(18.2)%

Plastic Alloy	16,709	19.9%	18,063	19.6%	(1,354)	(7.5)%

Modified Polypropylene (PP)	12,068	14.4%	23,598	25.7%	(11,530)	(48.9)%

Modified Acrylonitrile Butadiene Styrene (ABS)	2,227	2.7%	5,911	6.4%	(3,684)	(62.3)%

Polyoxymethylenes (POM)	—	—	580	0.6%	(580)	(100.0)%

Polyphenylene Oxide (PPO)	—	—	1,189	1.3%	(1,189)	(100.0)%

Modified Polylactic acid (PLA)	121	0.1%	1,681	1.8%	(1,560)	(92.8)%

Polyethylene (PE)	24,798	29.6%	3,913	4.3%	20,885	533.7%

Semi-finished goods	—	—	3,767	4.1%	(3,767)	(100.0)%

Total Sales Volume	83,855	100%	92,001	100%	(8,146)	(8.9)%

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

Gross Profit and Gross Profit Margin

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2020	2019	Amount	%
Gross Profit	$34.6	$60.1	$(25.5)	(42.4)%
Gross Profit Margin	11.9%	16.1%		(4.2)%

Gross profit was US$34.6 million in the third quarter ended September 30, 2020, compared to US$60.1 million in the same period of 2019. Our gross margin decreased to 11.9% during the third quarter ended September 30, 2020 from 16.1% during the same quarter of 2019 primarily due to more sales of higher-end products and more sales of semi-finished goods during the third quarter of 2019, and partially offset by the increased cost for idle capacity as a result of shutdown.

General and Administrative Expenses

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2020	2019	Amount	%
General and Administrative Expenses	$11.0	$6.0	$5.0	83.3%
as a percentage of revenues	3.8%	1.6%		2.2%

General and administrative (G&A) expenses were US$11.0 million for the quarter ended September 30, 2020 compared to US$6.0 million in the same period in 2019, representing an increase of 83.3%, or US$5.0 million. The increase was primarily due to the share based compensation cost recognized in the third quarter of 2020.

Provision for doubtful accounts

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2020	2019	Amount	%
Provision for doubtful accounts	$6.8	$—	$6.8	N/A
as a percentage of revenues	2.3%	—		2.3%

Provision for doubtful accounts was US$6.8 million for the quarter ended September 30, 2020 compared to nil in the same period of 2019. As of September 30, 2020, accounts receivable of US$2.0 million from the Company’s two customers in UAE and US$4.8 million from the Company’s customer in PRC was overdue for more than 12 months. Based on assessment of the collectability of the amounts due from the customers, the Company provided an allowance for doubtful accounts of US$6.8 million for the period ended September 30, 2020.

Provision for long-term prepayments to equipment and construction suppliers

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2020	2019	Amount	%
Provision for long-term prepayments to equipment and construction suppliers	$21.8	$—	$21.8	N/A
as a percentage of revenues	7.5%	—		7.5%

Provision for long-term prepayments to equipment and construction suppliers was US$21.8 million for the quarter ended September 30, 2020 compared to nil in in the same period of 2019. On October 20, 2016, Sichuan Xinda entered into an equipment purchase agreement purchase contract with Peaceful for a total consideration of RMB89.8 million (equivalent to US$13.2 million), and on May 31, 2019, Dubai Xinda entered into an equipment purchase contract with Peaceful for a total consideration of US$18.8 million to purchase production and testing equipment. As of September 30, 2020, Peaceful failed to deliver the equipments under the purchase agreements. Based on the assessment of the realizability of the prepayments, the Company recognized a provision of US$21.8 million for the period ended September 30, 2020.

Research and Development Expenses

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2020	2019	Amount	%
Research and Development Expenses	$4.4	$19.9	$(15.5)	(77.9)%
as a percentage of revenues	1.6%	5.3%		(3.7)%

Research and development expenses were US$4.4 million in the quarter ended September 30, 2020 compared with US$19.9 million in the same period in 2019, representing a decrease of US$15.5 million, or 77.9%. This decrease was due to (i) a decrease of US$14.9 million in raw materials consumption, (ii) a decrease of US$0.4 million in depreciation, and (iii) a decrease of US$0.2 million in salary and welfare for R&D personnel.

As of September 30, 2020, the number of ongoing research and development projects was 347. We expect to complete and commence to realize economic benefits from approximately 25% of the projects in the near term. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.

Operating Income

Total operating income was negative US$9.7 million in the third quarter ended September 30, 2020 compared to US$33.8 million in the same period of 2019, representing a decrease of 128.7% or US$43.5 million. This decrease is primarily due to the lower gross profit and the higher operating expenses.

Interest Income (Expenses)

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2020	2019	Amount	%
Interest Income	$0.6	$0.3	$0.3	100.0%
Interest Expenses	(22.9)	(17.0)	(5.9)	34.7%
Net Interest Expenses	$(22.3)	$(16.7)	$(5.6)	33.5%
as a percentage of revenues	(7.7)%	(4.5)%		3.2%

Net interest expenses were US$22.3 million for the three-month period ended September 30, 2020, compared to US$16.7 million in the same period of 2019, representing a increase of 33.5% or US$5.6 million, primarily due to (i) the increase of average loan interest rate from 4.70% of the same period in 2019 to 6.41% for the three-month period ended September 30, 2020 and (ii) the increase of average short-term and long-term loan balance in the amount of US$1,326.3 million for the three-month period ended September 30, 2020 compared to US$915.6 million of the same period in 2019.

Income Taxes

	Three-Month Period Ended September 30,		Change
(in millions, except percentage)	2020	2019	Amount	%
Income before Income Taxes	$(36.4)	$22.6	$(59.0)	(261.1)%
Income tax (expense) benefit	(1.6)	(5.6)	4.0	(71.4)%
Effective income tax rate	(4.5)%	24.8%		(29.3)%

The effective income tax rates for the three-month periods ended September 30, 2020 and 2019 were negative 4.5% and 24.8%, respectively. The decrease of effective income tax rate was primarily due to the increased loss before income taxes from Dubai Xinda and decreased income before taxes from HLJ Xinda Group and Sichuan Xinda.

Our PRC and Dubai subsidiaries have US$385.2 million of cash and cash equivalents, restricted cash, and time deposits of September 30, 2020, which are planned to be indefinitely reinvested in the PRC and Dubai.  Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries. In addition, due to our policy of indefinitely reinvesting our earnings in Dubai, UAE, we have not provided for deferred income tax liabilities related to Dubai Xinda in Dubai, UAE, on undistributed earnings.

Net loss

As a result of the above factors, we had a net loss of US$38.0 million in the third quarter of 2020 compared to a net income of US$17.0 million in the same quarter of 2019.

Nine-month period ended September 30, 2020 compared to nine-month period ended September 30, 2019

Revenues

Revenues were US$718.1 million in the nine-month period ended September 30, 2020 a decrease of US$419.6 million, or 36.9%, compared with US$1,137.7 million in the same period of last year. This was due to the decrease of 42.4% in sales volume, and 1.7% negative impact from exchange rate due to depreciation of RMB against US dollars, partially offset by an increase of 11.3% in the average RMB selling price of our products, as compared with those of the same period of last year.

(i) Domestic market

For the nine-month period ended September 30, 2020, revenue from domestic market  decreased by US$375.8 million or 34.4%, as a combined result of: (i) a decrease of 41.5% in sales volume; (ii) a depreciation of RMB against USD by 1.8%; and partially offset by (iii) an increase of 14.0% in the average RMB selling price of our products, as compared with those of last year.

According to the China Association of Automobile Manufacturers, automobile production and sales in China decreased by 6.7% and 6.9%, respectively, for the first nine months of 2020 as compared to the same period of 2019.

The weakening in macroeconomic conditions since the outbreak of COVID-19 pandemic in January 2020 continued to exacerbate auto business environment. The Company’s business was negatively impacted and has generated lower revenue during the period from February to April 2020. Thanks to our positive efforts to expand our customer bases and to meet their new requirements, including producing raw materials for PPE such as goggles and masks, to help alleviate the pandemic to our communities and mitigate the negative impact of world pandemic on Chinese auto industry, the Company has begun to recover slowly after May 2020. However, the overall sales were decreased compared to the same period of 2019 in regions. We had decrease in sales by 68.9% in Northeast China, 48.6% in Central China, 26.3% in North China, 16.7% in South China,4.0% in East China and 0.1% for Southwest China for the nine-month period ended September 30, 2020 as compared to the same period of 2019.

As for the RMB selling price, the increase of 11.3% was mainly due to increased sales of new categories of higher-end products of PA66 and PA6 produced with high-priced raw materials with higher selling price in domestic markets during the nine-month period ended September 30, 2020.

(ii) Overseas market

For the nine-month period ended September 30, 2020, revenues from overseas market were US$0.5 million as compared to US$44.3 million that in 2019.

The Dubai facility was temporarily shut down since late February and has not resumed its operation till the current period, which has negatively impacted operations in Dubai facility.

The following table summarizes the breakdown of revenues by categories in millions of US$:

(in millions, except percentage)	Revenues For the Nine-Month Period Ended September 30,
	2020			2019		Change in	Change in
	Amount	%		Amount	%	Amount	%
Modified Polyamide 66 (PA66)	334.8	46.7	%	296.4	26.1%	38.4	13.0%

Modified Polyamide 6 (PA6)	206.3	28.8	%	250.5	22.0%	(44.2)	(17.6)%

Plastic Alloy	35.9	5.0	%	200.8	17.6%	(164.9)	(82.1)%

Modified Polypropylene (PP)	41.2	5.7	%	110.5	9.7%	(69.3)	(62.7)%

Modified Acrylonitrile Butadiene Styrene (ABS)	11.4	1.6	%	40.7	3.6%	(29.3)	(72.0)%

Polyoxymethylenes (POM)	0.9	0.0	%	7.0	0.6%	(6.1)	(87.1)%

Polyphenylene Oxide (PPO)	—		—	31.5	2.8%	(31.5)	(100.0)%

Modified Polylactic acid (PLA)	0.8	0.1	%	46.8	4.1%	(46.0)	(98.3)%

Polyethylene (PE)	24.7	3.4	%	7.7	0.7%	17.0	220.8%

Semi-finished goods	58.0	8.1	%	145.4	12.8%	(87.4)	(60.1)%

Others	4.1	0.6	%	0.4	0.0%	3.7	925%

Total Revenues	718.1	100	%	1,137.7	100%	(419.6)	(36.9)%

The following table summarizes the breakdown of metric tons (MT) by product mix:

(in MTs, except percentage)	Sales Volume For the Nine-Month Period Ended September 30,
	2020		2019		Change in	Change in
	MT	%	MT	%	MT	%
Modified Polyamide 66 (PA66)	43,967	26.1%	51,964	17.7%	(7,997)	(15.4)%

Modified Polyamide 6 (PA6)	28,246	16.8%	51,975	17.7%	(23,729)	(45.7)%

Plastic Alloy	28,193	16.7%	58,924	20.2%	(30,731)	(52.2)%

Modified Polypropylene (PP)	28,013	16.6%	75,147	25.6%	(47,134)	(62.7)%

Modified Acrylonitrile Butadiene Styrene (ABS)	6,650	3.9%	19,557	6.7%	(12,907)	(66.0)%

Polyoxymethylenes (POM)	336	0.2%	2,042	0.7%	(1,706)	(83.5)%

Polyphenylene Oxide (PPO)	—	—	6,215	2.1%	(6,215)	(100.0)%

Modified Polylactic acid (PLA)	215	0.1%	4,513	1.5%	(4,298)	(95.2)%

Polyethylene (PE)	26,291	15.6%	6,618	2.3%	19,673	297.3%

Semi-finished goods	6,780	4.0%	16,099	5.5%	(9,319)	(57.9)%

Total Sales Volume	168,691	100%	293,054	100%	(124,363)	(42.4)%

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

Gross Profit and Gross Profit Margin

	Nine-month Period Ended September 30,		Change
(in millions, except percentage)	2020	2019	Amount	%
Gross Profit	$79.6	$175.7	$(96.1)	(54.7)%
Gross Profit Margin	11.1%	15.4%		(4.3)%

Gross profit was US$79.6 million during the nine months ended September 30, 2020, as compared to US$175.7 million in the same period of 2019. Our gross margin decreased to 11.1% during the nine-month period ended September 30, 2020 from 15.4% during the same period of 2019 primarily due to the increased cost for idle capacity as a result of shutdown.

General and Administrative Expenses

	Nine-month Period Ended September 30,		Change
(in millions, except percentage)	2020	2019	Amount	%
General and Administrative Expenses	$20.7	$20.5	$0.2	1.0%
as a percentage of revenues	2.9%	1.8%		1.1%

General and administrative (G&A) expenses were US$20.7 million in the nine-month period ended September 30, 2020 compared to US$20.5 million in the same period in 2019, representing an increase of US$0.2 million, or 1.0%. The increase was primarily due to the share based compensation cost recognized in the third quarter of 2020.

Provision for doubtful accounts

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2020	2019	Amount	%
Provision for doubtful accounts	$6.8	$—	$6.8	N/A
as a percentage of revenues	0.9%	—		0.9%

Provision for doubtful accounts was US$6.8 million in the nine-month period ended September 30, 2020 compared to nil in in the same period of 2019. As of September 30, 2020, accounts receivable of US$2.0 million from the Company’s two customers in UAE and US$4.8 million from the Company’s customer in PRC was overdue for more than 12 months. Based on assessment of the collectability of the amounts due from the customers, the Company provided an allowance for doubtful accounts of US$6.8 million for the period ended September 30, 2020.

Provision for long-term prepayments to equipment and construction suppliers

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2020	2019	Amount	%
Provision for long-term prepayments to equipment and construction suppliers	$21.8	$—	$21.8	N/A
as a percentage of revenues	3.0%	—		3.0%

Provision for long-term prepayments to equipment and construction suppliers was US$21.8 million in the nine-month period ended September 30, 2020 compared to nil in in the same period of 2019. On October 20, 2016, Sichuan Xinda entered into an equipment purchase agreement purchase contract with Peaceful for a total consideration of RMB89.8 million (equivalent to US$13.2 million), and on May 31, 2019, Dubai Xinda entered into an equipment purchase contract with Peaceful for a total consideration of US$18.8 million to purchase production and testing equipment. As of September 30, 2020, Peaceful failed to deliver the equipments under the purchase agreements. Based on the assessment of the realizability of the prepayments, the Company recognized a provision of US$21.8 million for the period ended September 30, 2020.

Research and Development Expenses

	Nine-month Period Ended September 30,		Change
(in millions, except percentage)	2020	2019	Amount	%
Research and Development Expenses	$14.0	$39.5	$(25.5)	(64.6)%
as a percentage of revenues	2.0%	3.5%		(1.5)%

Research and development (R&D) expenses were US$14.0 million during for the nine-month period ended September 30, 2020 compared with US$39.5 million during the same period in 2019, representing a decrease of US$25.5 million, or 64.6%. This decrease was due to (i) a decrease of US$24.1 million in raw materials consumption, (ii) a decrease of US$1.0 million in depreciation, and (iii) a decrease of US$0.4 million in salary and welfare for R&D personnel.

As of September 30, 2020, the number of ongoing research and development projects was 347. We expect to complete and commence to realize economic benefits from approximately 25% of the projects in the near term. The remaining projects are expected to be carried out for a longer period. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.

Operating Income

Total operating income was US$15.8 million for the nine-month period ended September 30, 2019 compared to US$114.7 million in the same period of 2019, representing a decrease of US$98.9 million or 86.2%. This decrease is primarily due to the lower gross profit and the higher operating expenses.

Interest Income (Expenses)

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2020	2019	Amount	%
Interest Income	$1.0	$1.2	$(0.2)	(16.7)%
Interest Expenses	(56.8)	(46.6)	(10.2)	21.9%
Net Interest Expenses	$(55.8)	$(45.4)	$(10.4)	22.9%
as a percentage of revenues	7.8%	4.0%		3.8%

Net interest expenses were US$55.8 million for the nine-month period ended September 30, 2020, compared to US$45.4 million in the same period of 2019, representing a decrease of 22.9% or US$10.4 million, primarily due to (i) the increase of the average short-term and long-term loan balance in the amount of US$1,777.2 million for the nine-month period ended September 30, 2020, compared to US$884.7 million for the nine-month period ended September 30, 2019; (ii) the increase of interest expense resulting from the average loan interest rate increased to 5.7% for the nine-month period ended September 30, 2020 compared to 5.2% of the same period in 2019; (iii) the decrease of interest income resulting from the average interest rate decreased to 0.5% for the nine-month period ended September 30, 2020 compared to 0.7% of the same period in 2019, and partially offset by (iv) the increase of average deposit balance in the amount of US$386.1 million for the nine-month period ended September 30, 2020 compared to US$244.0 million for the same period in 2019.

Income Taxes

	Nine-Month Period Ended September 30,		Change
(in millions, except percentage)	2020	2019	Amount	%
Income before Income Taxes	$(31.0)	$80.0	$(111.0)	(138.8)%
Income tax expense	(0.6)	(11.9)	11.3	(95.0)%
Effective income tax rate	(2.0)%	14.8%		(16.8)%

The effective income tax rates for the nine-month periods ended September 30, 2020 and 2019 were negative 2.0% and 14.8%, respectively. The effective income tax rate decreased from 14.8% for the nine-month period ended September 30, 2019 to negative 2.0% for the nine-month period ended September 30, 2020, primarily due to the increased loss before income taxes from Dubai Xinda and decreased income before taxes from HLJ Xinda Group and Sichuan Xinda.

Net Income

As a result of the above factors, we had a net loss of US$31.6 million for the nine-month period ended September 30, 2020 compared to net income of US$68.1 million in the same period of 2019.

Selected Balance Sheet Data as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,	Change
(in millions, except percentage)	2020	2019	Amount	%
Cash and cash equivalents	7.6	17.2	(9.6)	(55.8)%
Restricted cash	176.4	211.2	(34.8)	(16.5)%
Time deposits	201.2	—	201.2	N/A
Accounts receivable, net of allowance for doubtful accounts	149.8	222.1	(72.3)	(32.6)%
Inventories	749.4	642.5	106.9	16.6%
Prepaid expenses and other current assets	366.3	171.8	194.5	113.2%
Property, plant and equipment, net	856.8	830.3	26.5	3.2%
Long-term prepayments to equipment and construction suppliers	460.2	495.6	(35.4)	(7.1)%
Operating right of use assets, net	43.9	44.1	(0.2)	(0.5)%
Other non-current assets	1.3	1.0	0.3	30.0%
Total assets	3,012.9	2,635.9	377.0	14.3%

Short-term bank loans, including current portion of long-term bank loans	795.5	680.2	115.3	17.0%
Bills payable	359.3	400.7	(41.4)	(10.3)%
Accounts payable	50.3	57.5	(7.2)	(12.5)%
Amounts due to related parties	25.0	26.3	(1.3)	(4.9)%
Income taxes payable, including noncurrent portion	101.6	103.8	(2.2)	(2.1)%
Accrued expenses and other current liabilities	83.6	86.6	(3.0)	(3.5)%
Long-term bank loans, excluding current portion	603.0	322.5	280.5	87.0%
Deferred income	90.6	92.6	(2.0)	(2.2)%
Operating lease liabilities, non-current	14.2	14.4	(0.2)	(1.4)%
Noncontrolling interests	48.0	—	48.0	N/A
Stockholders' equity	877.3	836.4	40.9	4.8%

Stockholders' equity as of September 30, 2020 increased by 4.8% as compared to that of December 31, 2019 primarily due to the increase of US$48.0 million noncontrolling interests. Cash and cash equivalents, restricted cash and time deposits increased by 68.7% or US$156.8 million primarily due to the financing activity cash inflows. Prepaid expenses and other current assets increased by 113.2% or US$194.5 million primarily because (i) receivables due from third parties increased by US$278.2 million, partially offset by (ii) a decrease of US$42.6 million of receivables from Hong Kong Grand Royal Trading Co., Ltd., and (iii) a decrease of US$40.0 million of advances to suppliers for purchasing raw materials. The aggregate short-term and long-term bank loans increased by 39.5% due to using the line of credits to support operating and investing activities in HLJ Xinda Group and Sichuan Xinda. We define the manageable debt level as the sum of aggregate short-term and long-term loans over total assets.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production lines. We have financed these requirements primarily from cash generated from operations, bank borrowings and the issuance of our convertible preferred stocks and debt financings. As of September 30, 2020 and December 31, 2019, we had US$385.2 million and US$228.4 million, respectively, in the total amount of cash and cash equivalents, restricted cash and time deposits, which were primarily deposited with banks in China (including Hong Kong and Macau SAR), UAE and U.S. As of September 30, 2020, we had US$795.5 million outstanding short-term bank loans (including the current portion of long-term bank loans), including US$479.9 million unsecured loan and US$66.1 million loans secured by accounts receivable, US$36.7 million guaranteed loan, US$14.7 million loans secured by restricted cash, US$5.9 million loans secured by inventories, US$116.0 million syndicated loan, and US$76.3 million long-term bank loans that due in one year. As of September 30, 2020, the Company was in breach of the loan covenant of the US$116.0 million syndicated loan, and the consortium of banks has the right to declare the loans be immediately due and payable. We also had US$603.0 million long-term loans (excluding the current portion), including US$1.5 million loans secured by an undated security cheque, and US$677.7 million unsecured loans. Short-term and long-term bank loans in total bear a weighted average interest rate of 5.2% per annum and do not contain any renewal terms. We have historically been able to make repayments when due.

A summary of lines of credit and the remaining line of credit as of September 30, 2020 is as below:

(in millions)	September 30, 2020
	Lines of Credit, Obtained			Remaining Available
Name of Financial Institution	Date of Approval	RMB	USD	USD
Bank of China	July 28, 2017	75	11	—
Longjiang Bank	October 14, 2019	2,552.2	374.7	—
Industrial and Commercial Bank of China	March 19, 2019	266.0	39.1	—
Agricultural Bank of China	September 11, 2019	400.0	58.7	—
Postal Savings Bank of China	April 30, 2020	100.0	14.7	—
Sichuan Tianfu Bank	June 5, 2020	100.0	14.7	7.3
Nanchong Shuntou Development Group Co., Ltd.	January 30, 2018	150.0	22.0	—
Industrial and Commercial Bank of China (Macau) Limited	December 18, 2019	789.8	116.0	—
Nanchong Rural Commercial Bank	January 31, 2019	250.0	36.7	—
Bank of Inner Mongolia	November 7, 2019	40.0	5.9	—
Harbin Rural Commercial Bank	January 31, 2019	330.0	48.5	—
Jianxin Financial Asset Investment Co., Ltd.	March 29, 2019	390.0	57.3	—
National Bank of Umm Al Qaiwain	December 26, 2018	4.4	0.7	—
Harbin Qixin small loan Co., Ltd	September 17, 2020	20.0	2.9
Subtotal (credit term<=1 year)		5,467.4	802.8	7.3
Longjiang Bank	June 17, 2019	2,870.4	421.5	—
National Bank of Umm Al Qaiwain	December 26, 2018	6.0	0.9	—
Industrial and Commercial Bank of China	February 17, 2020	1,029.8	151.2	—
Nanchong Shuntou Development Group Co., Ltd	January 30, 2018	200.0	29.4	—
Subtotal (credit term>1 year)		4,106.2	603.0	—
Total		9,573.6	1,405.8	7.3

As of September 30, 2020, we have contractual obligations to pay (i) lease commitments in the amount of US$26.6 million, including US$1.4 million due in one year; (ii) equipment acquisition and facility construction in the amount of US$304.1 million; (iii) long-term bank loan in the amount of US$781.8 million (including principals and interests).

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

The following table sets forth a summary of our cash flows for the periods indicated.

	Nine-month Period Ended September 30,
(in millions US$)	2020	2019
Net cash (used in) provided by operating activities	(234.7)	(183.2)
Net cash used in investing activities	(216.5)	(31.1)
Net cash provided by (used in) financing activities	402.6	89.4
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	4.3	(7.0)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(44.3)	(131.9)
Cash, cash equivalents, and restricted cash at the beginning of period	228.4	367.0
Cash, cash equivalents, and restricted cash at the end of period	184.1	235.1

Operating Activities

Net cash used in operating activities was US$234.7 million for the nine-month period ended September 30, 2020, as compared to US$183.2 million used in operating activities for the nine-month period ended September 30, 2019, primarily due to (i) the decrease of approximately US$321.0 million in cash collected from our customers, (ii) the increase of US$4.3 million interest payments and (iii) the decrease of US$0.6 million in interest income received , partially offset by (vi) the decrease of approximately US$263.0 million in cash operating payments, including raw material purchases, rental and personnel costs, (v) the increase of US$7.9 million received from government grant, and (vi) the decrease of US$3.5 million in income tax payments.

Investing Activities

Net cash used in the investing activities was US$216.5 million for the nine-month period ended September 30, 2020 as compared to US$31.1 million for the same period of last year, mainly due to (i) the increase of US$196.0 million purchase of time deposits, (ii) the decrease of US$23.1 million proceeds from sales of a subsidiary, and partially offset by (iii) the decrease of US$33.7 million purchase of property, plant and equipment.

Financing Activities

Net cash provided by the financing activities was US$402.6 million for the nine-month period ended September 30, 2020, as compared to US$89.4 million for the same period of last year, primarily as a result of (i) the decrease of US$1,198.9 million repayments of bank borrowings, (ii) the decrease of US$65.4 million repayment of interest-free advances from related parties, (iii) the increase of US$46.5 million capital injection from noncontrolling interests, and partially offset by (iv) the decrease of the proceeds of US$918.8 million from bank borrowings, (v) the decrease of US$78.7 million proceeds of interest-free advances from related parties and (vi) the increase of US$0.1 million payments of issuance costs for syndicated loans.

As of September 30, 2020, our cash and cash equivalents, restricted cash and time deposits balance was US$385.2 million, as compared to US$228.4 million at December 31, 2019.

Days Sales Outstanding ("DSO") has increased from 72 days for the year ended December 31, 2019 to 82 days for the nine-month ended September 30, 2020 as a result of slower accounts receivable collection from the domestic customers affected by the COVID-19 pandemic.

Industry Standard Customer and Supplier Payment Terms (days) as below:

	Nine-month period ended September 30, 2020	Year ended December 31, 2019
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Supplier Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days

Inventory turnover days have increased from 185 days for the year ended December 31, 2019 to 294 days for the nine-month ended September 30, 2020 due to decreased sales orders as a result of the COVID-19 pandemic. Turnover days of payables have increased from 21 days for the year ended December 31, 2019 to 23 days for the nine-month period ended September 30, 2020, respectively.

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

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of September 30, 2020 are as follows:

Contractual obligations	Total	Payment due less than 1 year	1 – 3 years	3-5 years	More than 5 years
Purchase of plant, equipment and construction in progress (2)(3)(4)(5)	304,083,338	292,855,277	11,228,111	—	—
Long-term bank loans (1)	781,784,904	109,730,278	442,521,992	110,648,109	118,884,525
Operating leases	26,596,060	1,392,544	2,833,239	2,886,466	19,483,811
Total	1,112,464,302	403,978,099	456,583,342	113,534,575	138,368,336

(1)  Includes interest of US$102.6 million accrued at the interest rate under the loan agreements. For borrowings with a floating rate, the most recent rate as of September 30, 2020 was applied.

(2) Sichuan plant construction and equipment purchase.

On March 8, 2013, Xinda Holding (HK) entered into an investment agreement with Shunqing Government, pursuant to which Xinda Holding (HK) will invest RMB1.8 billion in property, plant and equipment and approximately RMB0.6 billion in working capital, for the construction of Sichuan plant. As of September 30, 2020, the Company has a remaining commitment of RMB38.3 million (equivalent to US$5.6 million) mainly for facility construction.

In September 2016, Sichuan Xinda Enterprise Group Co., Ltd. ("Sichuan Xinda") entered into equipment purchase contracts with Harbin Hailezi Science and Technology Co., Ltd. ("Hailezi") for a consideration of RMB17.0 million (equivalent to US$2.5 million) to purchase storage facility and testing equipment. Afterward, Sichuan Xinda cancelled two contracts with Hailezi for a consideration of RMB1.6 million (equivalent to US$0.2 million). As of September 30, 2020, Sichuan Xinda prepaid RMB6.0 million (equivalent to US$0.9 million) and has a remaining commitment of RMB9.4 million (equivalent to US$1.4 million)

On October 20, 2016, Sichuan Xinda entered into an equipment purchase agreement purchase contract with Peaceful Treasure Limited ("Peaceful") for a total consideration of RMB89.8 million (equivalent to US$13.2 million) to purchase certain production and testing equipment. As of September 30, 2020, the Company has a commitment of RMB55.9 million (equivalent to US$8.2 million).

On November 15, 2016 and February 20, 2017, Sichuan Xinda entered into decoration contracts with Beijin Construction to perform indoor and outdoor decoration work for a consideration of RMB240.5 million (equivalent to US$35.3 million). On June 10, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform ground decoration work for a consideration of RMB23.8 million (equivalent to US$3.5 million). As of September 30, 2020, the Company has a remaining commitment of RMB141.5 million (equivalent to US$20.8 million).

Pursuant to the Nanchong Project mentioned in Note 6 (i), Sichuan Xinda entered into equipment purchase contracts with Hailezi for a consideration of RMB2,242.8 million(equivalent to US$329.3 million) to purchase production equipment and testing equipment in March 2017. By the end of June 2017, Sichuan Xinda was about to launch a system including MES, SAP, ERP and CRM which caused the equipment of original contracts with Hailezi cannot meet the production requirement. Thus the original contracts have been partially terminated with with the uncancelled contract amount to be RMB 19.9 million (equivalent to US$2.9 million). As of September 30, 2020, Sichuan Xinda prepaid RMB19.9 million (equivalent to US$2.9 million) and has a remaining commitment of RMB2.0 million (equivalent to US$0.3 million).

In connection with the Nanchong Project, on 21 June 2018, Sichuan Xinda entered into another equipment purchase contracts with Hailezi to purchase production equipment and testing equipment for a consideration of RMB1.9 billion (equivalent to US$279 million). Pursuant to the contracts with Hailezi, Sichuan Xinda have prepaid RMB1.71 billion (equivalent to US$251.1 million) at the end of September 2020, and has a remaining commitment of RMB190 million (equivalent to US$27.9 million).

(3)  Heilongjiang plant construction and equipment purchase

In connection with the equipment purchase contracts with Hailezi signed On September 26, 2016 and February 28, 2017 and September 25, 2019 to purchase storage facility and other equipment mentioned in Note 6 (i), HLJ Xinda Group has a remaining commitment of RMB75.2 million (equivalent to US$11 million) as of September 30, 2020.

In connection with the HLJ project, on June 25, 2018 and July 12, 2018, HLJ Xinda Group entered into two equipment purchase contracts with Hailezi to purchase production equipment, which will be used for 300,000 metrics tons of biological based composite material, located in Harbin, for a consideration of RMB1,906.8 million (equivalent to US$280 million). Pursuant to the contracts with Hailezi, HLJ Xinda Group has a remaining commitment of RMB1,366.8 million (equivalent to US$200.7 million) As of September 30, 2020.

In connection with the equipment purchase contracts with Hailezi for Qinling Road Project and Jiangnan Road Project mentioned in Note 6 (i), the Company has remaining commitments of RMB32.4 million (equivalent to US$4.8 million) and RMB142.7 million (equivalent to US$21.0 million) for Qinling Road Project and Jiangnan Road Project respectively.

(4)  Dubai plant construction and equipment

On May 31, 2019, Dubai Xinda entered into an equipment purchase contract with Peaceful for a total consideration of US$18.8 million. As of September 30, 2020, the Company has a remaining commitment of US$1.8 million.

(5)   Xinda CI (Beijing) office building decoration

On March 30, 2017, Xinda CI (Beijing) Investment Holding Co., Ltd. ("Xinda Beijing Investment") entered into a decoration contract with Beijing Fangyuan Decoration Engineering Co., Ltd for a total consideration of RMB5.8 million (equivalent to US$0.9 million) to decorate office building. As of September 30, 2020, the Company has a remaining commitment of RMB3.7 million (equivalent to US$0.5 million).

On June 9, 2017, Xinda CI (Beijing) entered into a decoration contract with Beijing Zhonghongwufang Stone Co., Ltd for a total consideration of RMB1.2 million (equivalent to US$0.2 million) to decorate office building. As of September 2020, the Company has a remaining commitment of RMB0.6 million (equivalent to US$0.1 million).

Off-Balance Sheet Arrangements

On December 25, 2018, HLJ Xinda Group, Sichuan Xinda and Mr. Jie Han provided guarantee to Shanghai Sales obtaining a one-year loan of RMB500.0 million (equivalent to US$73.4) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.09% from December 25, 2018 to December 24, 2019. On December 24, 2019, the loan was extended October 23, 2020. If Shanghai Sales does not repay the above loan when due, HLJ Xinda Group, Sichuan Xinda and Mr. Jie Han shall be obliged to repay the RMB500.0 million loan. The loan was repaid early by Shanghai Sales in April 2020.

On April 15, 2019, Sichuan Xinda provided guarantee to Shanghai Sales obtaining a one-year loan of RMB800.0 million (equivalent to US$117.5 million) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.09% from April 15, 2019 to April 14, 2020. If Shanghai Sales does not repay the above loan when due, Sichuan Xinda shall be obliged to repay the RMB800.0 million loan. The loan was repaid by Shanghai Sales in April 2020.

On December 3, 2019, HLJ Xinda Group provided guarantee to Macromolecule Composite Materials obtaining a one-year loan of RMB612.2 million (equivalent to US$89.9 million) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.25%. If Macromolecule Composite Materials does not repay the above loan when due, HLJ Xinda Group shall be obliged to repay the RMB612.2 million loan. The loan was repaid early by to Macromolecule Composite Materials in April 2020.

On September 28, 2020, Sichuan Xinda provided guarantee to Macromolecule Composite Materials obtaining a three-month loan of RMB700.0 million (equivalent to US$102.8 million) from Longjiang Bank, Harbin Branch with an annual interest rate of 5.95%. If Macromolecule Composite Materials does not repay the above loan when due, Sichuan Xinda shall be obliged to repay the RMB700.0 million loan.

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

A hypothetical 1.0% increase in the annual interest rate for all of our credit facilities under which we had outstanding borrowings as of September 30, 2020 would decrease income before income taxes by approximately US$10.5 million for the nine-month period ended September 30, 2020. Management monitors the banks' prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

The majority of our revenues are collected in and our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the US$1.00 until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the People's Bank of China allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. The People's Bank of China allowed the RMB and U.S. dollar exchange rate to fluctuate within 1% on April 16, 2012 and 2% on March 17, 2014, respectively. On September 30, 2020, the RMB traded at 6.8101 RMB to 1.00 U.S. dollar.

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

Notwithstanding management's assessment that our internal control over financial reporting was ineffective as of June 30, 2020. We believe that our unaudited condensed consolidated financial statements included in this Quarterly Report present fairly our financial position, results of operations and cash flows for the nine months ended September 30, 2020 in all material respects.

(b) Changes in internal controls.

During the nine months ended September 30, 2020, our efforts to improve our internal controls over financial reporting (1) adopting procedures to evaluate and assess performance of directors, officers and employees of the Company, (2) internal meetings, discussions, trainings and seminars periodically to review and improve our internal control procedures. We plan to improve on the above-referenced weakness by the end of the fiscal year ending December 31, 2020.

Other than the foregoing, there has been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our nine-month period ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Seven lawsuits by purported shareholders have been filed against the Company and members of the Company’s Board of Directors in connection with the proposed transaction contemplated by an agreement and plan of merger, dated June 15, 2020, by and among, the Company, Faith Dawn Limited and Faith Horizon Inc., and approved at a special meeting of the Company’s stockholders held on November 5, 2020, including (i) Sears v. China XD Plastics Company Limited, et al., Case No. 1:20-cv-05156-AT, a putative class action filed on or about July 7, 2020, in the United States District Court for the Southern District of New York, (ii) Post v. China XD Plastics Company Limited, et al., Case No. 1:20-cv-00926-UNA, a putative class action filed on or about July 8, 2020, in the United States District Court for the District of Delaware, which also names the buyers as defendants, (iii) Goebert v. China XD Plastics Company Limited, et al., Case No. 1:20-cv-05312, filed on or about July 10, 2020, in the United States District Court for the Southern District of New York, (iv)  Kothari v. China XD Plastics Company Limited, et al., Case No. 2:20-cv-01330-APG-BNW, a putative class action filed on or about July 17, 2020, in the United States District Court for the District of Nevada, (v) Aerts v. China XD Plastics Company Limited, et al., Case No. A-20-819986-B, a putative class action filed on or about August 21, 2020, in the State of Nevada District Court of Clark County, (vi) Siu v. China XD Plastics Company Limited, et al., Case No. 1:20-cv-07262, filed on or about September 4, 2020, in the United States District Court for the Southern District of New York, and (vii) Feng, et al. v. Han, et al., Case No. A-20-822393-B, a putative class action filed on or about October 2, 2020 in the State of Nevada District Court of Clark County. These complaints challenge the proposed transaction and allege, among other things, that the Company and the Company’s Board of Directors failed to disclose material information in connection with the proposed transaction in the preliminary proxy statement in violation of United States securities laws. Sears v. China XD Plastics Company Limited, et al. and Aerts v. China XD Plastics Company Limited, et al. also allege that the Company's Board of Directors breached its fiduciary duties by approving the terms of the proposed transaction and by approving a materially deficient preliminary proxy statement, and that the Company aided and abetted the Company’s Board of Directors’ alleged breaches of fiduciary duties. Feng, et al. v. Han, et al. alleges, among other things, that the Company’s Board of Directors breached its fiduciary duties by approving the terms of the proposed transaction and by approving a materially deficient proxy statement. The complaints seek relief including injunctive relief, rescission of the merger or rescissory damages, other unspecified damages, and an award of attorneys’ fees and expenses.

Following the filing of the Company’s definitive proxy statement on September 30, 2020, the plaintiffs in Sears v. China XD Plastics Company Limited, et al., Post v. China XD Plastics Company Limited, et al., Goebert v. China XD Plastics Company Limited, et al., Kothari v. China XD Plastics Company Limited, et al., and Siu v. China XD Plastics Company Limited, et al. voluntarily dismissed their complaints. On November 2, 2020, the plaintiffs in Feng, et al. v. Han, et al. filed a motion for preliminary injunction which seeks to enjoin completion of the transaction contemplated by the agreement and plan of merger. The Company has reviewed the allegations contained in the complaints, believes they are without merit, and intends to defend these actions vigorously. Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, a preliminary injunction, class certification, and success on the merits, the Company cannot reasonably estimate the outcomes or range of loss that may result from these actions.

Item 1A. Risk Factors

"Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 includes a detailed discussion of risks and uncertainties which could adversely affect our future results.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected. During the nine-months ended September 30, 2020, there have been no material changes to the Risk Factors disclosed in “Part I Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

China XD Plastics Company Limited

Date: November 16, 2020	By:	/s/ Jie Han
Name: Jie Han
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Taylor Zhang
Name: Taylor Zhang
Title: Chief Financial Officer (Principal Financial Officer)

