Form 10-K
period 2020-12-31
China XD Plastics Co Ltd
filed 2021-11-15
CIK 1353970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30 2020, the last business day of its most recently completed second fiscal quarter , was approximately $71,783,980 , based on the closing price reported for such date on the Nasdaq Global Market.

As of October 29, 2021, there were 70,548,841 shares of common stock, par value US$0.0001 per share, outstanding.

Documents incorporated by reference: None.

CHINA XD PLASTICS COMPANY LIMITED

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	changes in global and domestic economic conditions generally and the automotive modified plastics market specifically;

●	legislative or regulatory changes that affect our business, including changes in environmental regulations and control policies over the domestic automotive industry;

●	the length and severity of the recent COVID-19 outbreak and its impact on our business and industry;

●	the availability of working capital;

●	the introduction of competing products; and

●	the risk factors discussed in this annual report as well as other factors and uncertainties beyond our control.

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

PART I

ITEM 1. BUSINESS.

Our Business

China XD Plastics Company Limited (“China XD”, “we”, and the “Company”, and “us” or “our” shall be interpreted accordingly) is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China and to a lesser extent, in Dubai, United Arab Emirates (“UAE”). Through our wholly-owned subsidiaries Heilongjiang Xinda Enterprise Group Company Limited (“HLJ Xinda Group”), Sichuan Xinda Enterprise Group Company Limited (“Sichuan Xinda”), and AL Composites Materials FZE (“Dubai Xinda”), we manufacture and sell polymer composite materials (a broader category including modified plastics), primarily for automotive applications. We develop our products using our proprietary technology through our wholly-owned research laboratory owned by HLJ Xinda Group. We had 688 certifications from manufacturers in the automobile industry as of December 31, 2020. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang Province. Our research and development (the “R&D”) team consisted of 127 professionals and 7  consultants as of December 31, 2020. As a result of the combination of our academic and technological expertise, we had a portfolio of 647 patents, among which we have obtained 63 patent registrations in China, and the applications for the remaining 584 were pending in China as of December 31, 2020.

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

China XD’s primary end-market is the Chinese automotive industry that has been rapidly growing for the past few years where our modified plastics are used by our customers to fabricate the following auto components: exteriors (automobile bumpers, rearview and sideview mirrors, license plate parts), interiors (door panels, dashboard, steering wheel, glove compartment and safety belt components), and functional components (air conditioner casing, heating and ventilation casing, engine covers, and air ducts). Our specialized plastics are utilized in more than 31 automobile brands manufactured in China, including leading brands such as Audi, Mercedes Benz, BMW, Toyota, Buick, Chevrolet, Mazda, Volvo, Ford, Citroen, Jinbei, VW Passat, Golf, Jetta, etc. As of December 31, 2020, 688 of HLJ Xinda Group’s automotive-specific modified plastic products were certified by one or more of the automobile manufacturers in China and are in commercial production. As of December 31, 2020, 347  of our products were in the process of product certification by automobile manufacturers. Due to the global COVID-19 pandemic and outbreaks in Dubai, our Dubai’s operation has been suspended since early February in 2020, creating uncertainty of our oversea business in the foreseeable future.

We operate three manufacturing bases in Harbin, Heilongjiang and one manufacturing base in Nanchong, Sichuan Province, in the People’s Republic of China (the “PRC”), as well as a manufacturing base in Dubai, UAE. As of December 31, 2020, in domestic market, we had approximately 331,245 metric tons of production capacity across 91 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwanese conveyer systems. Prior to December 2012, we had approximately 255,000 metric tons of annual production capacity across 58 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems. In December 2012, we further expanded our third production base in Harbin with additional 135,000 metric tons of annual production capacity, bringing total installed production capacity in our three production bases to 390,000 metric tons with additional 30 new production lines.

In July 2017, our Harbin campus launched a new industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics. As a result, the production capacity in Harbin, Heilongjiang was downgraded to 290,000 MT. In 2019, our Harbin campus started another two equipment projects totaling 155,000 MT in Qinling Road Factory (“Qinling Road Project”) and Jiangnan Road Factory (“Jiangnan Road Project”) for equipment upgrade and overhaul progress, which further downgraded our production capacity to 135,000 MT. The industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics is expected to be completed by the end of second quarter of 2020, and Qinling Road Project and Jiangnan Road Project was completed by the end of the third quarter of 2020, bringing the production capacity back to 390,000 MT. In addition, in July 2017, HLJ Xinda Group also started an industrial project for 300,000 metric tons of biological composite materials, an industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory, which was broken ground in December 2019 with four workshops. The Company expects the gradual trial out by the end of 2022 and put into production by the end of 2023, thus expanding the total production capacity to 590,000 MT.

In December 2013, we broke ground on the construction of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, which we expect will bring total domestic installed production capacity to 590,000 metric tons with the addition of 70 new production lines upon the completion of the construction of our fourth production plant. Sichuan Xinda has been supplying to its customers since 2013. We installed 50 production lines in the second half of 2016 in our Sichuan plant with production capacity of 216,000 metric tons during the year of 2017 and an additional 10 production lines in July 2018, bringing the total capacity to 259,200 metric tons. As of December 31, 2020, there is still construction ongoing on the site of our Sichuan plant which is expected to be completed by the end of the third quarter of 2022 .

In order to develop potential overseas markets, Dubai Xinda obtained one leased property and two purchased properties, approximately 52,530 square meters in total, including one leased 10,000 square meters, and two purchased 20,206 and 22,324 square meters on January 25, 2015, June 28, 2016 and September 21, 2016, respectively, from Jebel Ali Free Zone Authority (“JAFZA”) in Dubai, UAE, with constructed building comprising warehouses, offices and service blocks. In addition to the earlier 10 trial production lines in Dubai Xinda, the Company completed installing 45 production lines with 11,250 metric tons of annual production capacity by the end of November 2018, and an additional 30 production lines with 7,500 metric tons of annual production capacity. The Company previously estimated 22 production lines to be put into production in the fourth quarter of 2021, and 8 production lines in the second quarter of 2022. Due to the negative impact of COVID-19, this project was suspended and the Company hopes to resume the installation process by the second half of 2021 .

The Company estimates 22 production lines will be put into production in the fourth quarter of 2021 and 8 production lines will be put into production in the third quarter of 2022, thus increasing the total production capacity in Dubai Xinda to 21,250 metric tons, targeting high-end products for the overseas market .

Due to the COVID-19 pandemic, the Company’s manufacturing facilities in Harbin and Sichuan were temporarily shut down from early February 2020 to early March 2020 while our Dubai facilities suspended operation since early February 2020 in accordance with the requirement of the local governments. The Company’s business both in China and overseas was negatively impacted and generated lower revenue and net income during the period from February to April 2020. The extent of the impact of COVID-19 on the Company’s results of operations and financial condition will depend on the virus’ future developments, including the duration and spread of the outbreak and the impact on the Company’s customers, which are still uncertain and cannot be reasonably estimated at this point of time.

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

Xinda Group Material Research was established in December 2012.

During the year ended December 31, 2013, following the overall reorganization plan, the Company completed the deregistration of Haikou New Materials, Haikou Technical Center and Haikou Software and merged Xinda Testing and Xinda Material Research Center into Heilongjiang Xinda Enterprise Group Macromolecule Material Research Center Co., Ltd. (“Xinda Group Material Research”) in 2013, whose major functions included technical support for our production bases, research and development of modified plastic products for applications in areas such as automotive, high-speed rail, aircraft and others, customer post-sales support, and collaboration with industry leading universities and institutions. Xinda Group Material Research was deregistered in 2016 as a result of group restructuring.

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

On April 23, 2013, Xinda Holding (HK) Co, Ltd. (“Xinda Holding (HK)”), formerly known as Hong Kong Engineering Plastics Co., Ltd., set up Xinda (HK) International Trading Company Ltd (“Xinda (HK) Int’l Trading”) for import and export business through Hong Kong. In February 2015, Xinda (HK) Int’l Trading was deregistered.

Heilongjiang Xinda Composite Material Co., Ltd. (“Xinda Composite”) was established on November 27, 2013.

On January 8, 2014, Xinda Holding (HK) set up AL Composites Materials FZE (“Dubai Xinda”) for international expansion business.

On March 5, 2014, Xinda Holding (HK) set up Xinda (HK) Trade Co., Ltd (“Xinda (HK) Trading”) for import and export business through Hong Kong.

On June 17, 2014, Xinda Holding (HK) set up Xinda (Heilongjiang) Investment Co., Ltd. (“Heilongjiang Investment”) for its domestic investment activities in PRC. On October 19, 2016, Heilongjiang Investment was deregistered.

On August 1, 2014, Heilongjiang Investment set up Nanchong Xinda Composite Materials Co., Ltd (“Nanchong Composite Materials”) in order to expand our business in Southwest China and other regions in its proximity. In July 2015, Nanchong Composite Materials merged into Sichuan Xinda as part of the efforts to streamline the Company’s management in Sichuan.

On November 12, 2014, Heilongjiang Investment set up Heilongjiang Xinda Meiyuan Tennis Club Co., Ltd. (“Meiyuan Tennis Club”) in order to replace the Meiyuan Training.

On October 16, 2015, Xinda Holding (HK) set up Xinda CI (Beijing) Investment Holding Co., Ltd. (“Xinda Beijing Investment”) in order to manage domestic companies in mainland China. Pursuant to the agreement of shareholders of Xinda Beijing Investment signed on December 1, 2017, 100% equity of Xinda Beijing Investment was transferred to HLJ Xinda Group at the cost of RMB1.00 (equivalent to US$0.15). On December 27, 2017, Xinda Beijing Investment was renamed as Xinda CI (Beijing) Enterprise Management Co., Ltd. (“Xinda CI (Beijing)”).

In 2016, as a result of group restructuring, Heilongjiang Investment and Meiyuan Tennis Club were dissolved.

On August 29, 2016, Xinda Holding US, a subsidiary of Xinda Holding (HK), was dissolved in New York.

Harbin Xinda Plastics New Materials Co., Ltd. (“Xinda Plastics New Materials”) ceased business in the third quarter of 2016 and dissolved in 2018.

On September 5, 2016, Sichuan Xinda set up Chongqing Wanshengxiang Macromolecule Materials Co., Ltd. (“Chongqing Wanshengxiang”) in order to engage in import and export business in the free-trade zone in Chongqing and to expand our business in Southwest China. In August 2018, Chongqing Wanshengxiang was dissolved.

On February 16, 2017, the Board received a preliminary nonbinding proposal letter from Mr. Jie Han (“Mr. Han”), the Chairman and Chief Executive Officer, XD. Engineering Plastics Company Limited, a company incorporated in the British Virgin Islands and wholly owned by Mr. Han, and MSPEA Modified Plastics Holding Limited, an affiliate of Morgan Stanley Private Equity Asia III, Inc. (collectively, the “Buyer Consortium”), to acquire all of the outstanding shares of common stock of the Company not already beneficially owned by the Buyer Consortium in a “going-private” transaction for US$5.21 per share of common stock of the Company in cash. The proposal letter states that the Buyer Consortium expects that the Board will appoint a special committee of independent directors to consider the proposal and make a recommendation to the Board. The proposal letter also states that the Buyer Consortium will not move forward with the proposed Transaction unless it is approved by such a special committee, and the proposed transaction will be subject to a nonwaivable condition requiring approval by majority shareholder vote of shareholders other than the Buyer Consortium members. A special committee was previously established by the Board; however, the proposed transaction did not proceed.

In June 2017, HLJ Xinda Group set up Xinda (Hong Kong) Macromolecule Material Ltd. (HK Macromolecule) and Xinda Deluxe Faith Ltd. (Xinda Faith) in order to expand the international business in Hong Kong.

In December 2017, HLJ Xinda Group set up (i) Heilongjiang Xinda Enterprise Group Shanghai New Materials Sales Co., Ltd. (“Shanghai Sales”); (ii) Heilongjiang Xinda Enterprise Group (Shanghai) New Materials Research and Development Co., Ltd. (“Shanghai New Materials R&D”); (iii) Heilongjiang Xinda Enterprise Group (Daqing) New Materials Industry and Trade Co., Ltd. (“Daqing New Materials); and (iv) Sichuan Xinda Composite Materials Co., Ltd. (“Sichuan Composite Materials”), in order to promote sales, engage in & research & development in new materials such as biological composite materials, ships, airplanes, high-speed rail, 3D printing materials, biodegradable plastics, and medical devices. In January 2019, Sichuan Composite Materials was dissolved.

In December 2018, Shanghai Sales was disposed as a result of group restructuring to streamline resources and improve operating efficiency.

In February 2019, Shanghai New Materials R&D was disposed as a result of group restructuring to streamline resources and improve operating efficiency.

In September 2019, HLJ Xinda Group set up Nanchong Municipal Xinxin Macromolecular Composite Materials Company Ltd. (“Nanchong Xinxin”) in order to promote sales, engage in & research & development in engineering plastics and macromolecular materials.

In December 2019, HLJ Xinda Group set up Heilongjiang Xinda New Materials Co., Ltd. (“Xinda New Materials”) in order to engage in sales, research and development in bio-based materials, composite materials, engineering materials and synthetic resins in domestic markets. As of December 31, 2020, the Company holds 61.92% equity interests of Xinda New Materials.

On January 9, 2020, HLJ Xinda Group set up Heilongjiang Xinda Bio-Based Composite Materials Company Ltd. (“Xinda Bio-Based Composite Materials”) in order to engage in sales, research and development, technology consulting, service and transfer in bio-based materials, macromolecule material, plastics and related products in domestic markets. As of December 31, 2020, the Company holds 65.62% equity interests of Xinda Bio-Based Composite Materials.

On February 27, 2020, HLJ Xinda Group set up Sichuan Xinda Marcromolecule Composite Materials Co., Ltd. (“Sichuan Marcromolecule”) in order to engage in sales engage in sales, research and development, technology consulting, service and transfer in bio-based materials, macromolecule material, plastics and related products in Southwest China. In May 2021, Sichuan Marcromolecule was renamed as Sichuan Xinda Bio-Based Composite Materials Co., Ltd. (“Sichuan Bio-Based Composite Materials”).

On July 14, 2020, HLJ Xinda Group set up Heilongjiang Xinchuangjing Conference Service Co., Ltd. (“Xinchuangjing”) in order to engage in conference management in Harbin.

On October 10, 2020, HLJ Xinda Group set up Heilongjiang Xinda Enterprise Management Co., Ltd.(“Xinda Enterprise Management”) in order to engage in enterprise management services in domestic market.

On October 10, 2020, HLJ Xinda Group set up Heilongjiang Xinda New Material Co., Ltd. (“Heilongjiang New Materials”) in order to engage in sales, research and development, technology consulting, service and transfer of engineering plastics, composite materials and related products in Northeast China.

On November 4, 2020, HLJ Xinda Group set up Shanghai Xingsu New Materials Co., Ltd. (“Shanghai Xingsu”) in order to engage in technology consulting, service and transfer in new materials in China.

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

On June 15, 2020, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Faith Dawn Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“Parent”) and Faith Horizon Inc., a Nevada corporation (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”) and cease to exist, with the Company continuing as the surviving corporation (the “Surviving Corporation”) and becoming a wholly owned subsidiary of Parent. On November 5, 2020 (Beijing time), a special meeting (“Special Meeting”) of the stockholders of the Company, was held. The Company’s stockholders voted, among other things, in favor of the proposal to adopt the Merger Agreement, dated as of June 15, 2020, by and among the Company, Parent, and Merger Sub, providing for Merger.

On December 13, 2020, the Company entered into an amendment No.1 (the “Amendment”) to the Merger Agreement. The Amendment extends the Termination Date (as defined in the Merger Agreement) to February 7, 2021. The special committee of the board of directors of the Company and the board of directors of the Company both approved the Amendment to permit additional time for the parties to the Merger Agreement to complete the Merger.

On February 7, 2021, the Company entered into an amendment No.2 (the “Second Amendment”) to the Merger Agreement. The Second Amendment extends the Termination Date (as defined in the Merger Agreement) to May 10, 2021. The special committee of the board of directors of the Company and the board of directors of the Company both approved the Second Amendment to permit additional time for the parties to the Merger Agreement to complete the Merger.

On May 8, 2021, the Company issued a notice of termination to Parent (the “Notice of Termination”) notifying Parent that the Company terminated the Merger Agreement pursuant to Section 9.1(c)(i) of the Merger Agreement, based on Parent and Merger Sub’s breaches of the Merger Agreement, which have given rise to the failure of several conditions set forth in Section 8.1 and Section 8.3 of the Merger Agreement. These breaches are not capable of being cured prior to the Termination Date of the Merger Agreement. Pursuant to the Notice of Termination, as a result of such termination, the Parent Termination Fee becomes due and payable to the Company by Parent. On May 12, 2021, Parent sent a response letter, dated May 11, 2021 (the “Response Letter”), to the Company that while it disagreed with the allegations made in the Notice of Termination, Parent acknowledges that the Company may terminate the Merger Agreement pursuant to Section 9.1(c)(iii) and thus agreed to pay the Parent Termination Fee pursuant to Section 9.3(b) of the Merger Agreement under that basis. As a result of the termination of the Merger Agreement, the Merger will not be completed.

Corporate Structure

The following table sets forth our group structure as of December 31, 2020:

Our Industry

According to a research report prepared exclusively for the Company and issued by Frost & Sullivan in 2021, China is estimated to have consumed approximately 25.6 million Metric Tons (“MT”) of modified plastic products in 2020, representing an increase of 2.8 % compared to 2019. With China being the world’s leading manufacturing center and with rising domestic individual consumption, we believe that demand for modified plastics from China will continue to increase in the foreseeable future. As shown in Figure 1, the market demand for modified plastics will reach 33.2 million MT in 2023, representing compound annual growth rates (“CAGR”) of 7.0% and 6.0% by sales volume and revenues from 2019 to 2023. Currently, demand for our products is primarily driven by the Chinese automotive industry. In order for plastics to be used in automobile parts and components, they must satisfy specific physical criteria in terms of mechanical functionality, stability under light and heat, durability, flame resistance, and environmental friendliness. Modified plastics are usually found in interior materials, door panels, dashboards, mud flaps, chassis, bumpers, oil tanks, gas valves, grilles, unit heater shells, air conditioner shells, heat dissipating grids, wheel covers, and other components.

Figure 1: Analysis of Chinese Modified Plastics Market: Sales Volume and Revenue, China 2014-2024E

According to Frost & Sullivan’s report, stimulated by the development of China’s automotive industry, the Chinese automotive modified plastics market has gained solid development from 2014 to 2019, with a CAGR of 5.9% in sales volume and 8.1% in sales revenue during this period. In 2020, given the slow-down of China’s automotive production, sales volume of modified plastics will be negatively affected. Going onwards, considering the lightweight trend of automotive development and demand on using modified plastics to replace steel, the market is expected to maintain a moderate increase in terms of both sales volume and sales revenue, with CAGRs of 7.8% and 8.5% from 2021 to 2024, respectively.

Source: Frost & Sullivan

The production capacity is expected to reach 7.7 million MT in 2024, with a growth of 32.4% from 5.9 million MT in 2019. In terms of different manufacturer types, domestic manufacturers expanded their production more rapidly than non-local manufacturers, which accounted for 75.4% of the total production capacity in 2019 and is expected to take up to 77.7% by the end of 2024.

Since the growth of China’s automotive industry is slowing, automotive modified plastics manufacturers have also decreased the expansion rate of their production capacities. Overall, the total production capacity of Chinese automotive modified plastics industry increased significantly in the past and is believed to continue its growth in the future.

Source: Frost & Sullivan

As illustrated in Figure 2, the Chinese automotive modified plastics market is expected to maintain an increase, with CAGR of 8.0% and 9.0% in terms of both sales volume and sales revenue from 2020 to 2024, respectively. In terms of different manufacturer types, domestic manufacturers expanded their production more rapidly than non-local manufacturers, which accounted for 75.4% of the total production capacity in 2019 and is expected to take up to 77.7% by the end of 2024. We believe that the demand for automotive modified plastic in China will grow continuously due to the fast growing Chinese automotive market, the increasing use per unit of plastic content in automobiles and favorable government incentives and regulations. Moreover, domestic producers will likely gain larger market share from imports as they are able to manufacture products with comparable quality at highly competitive prices and close proximity to their customers. We believe that the following are the key drivers for the automotive modified plastic industry in China.

Figure 2: Analysis of Chinese Automotive Modified Plastics Market: Sales Volume and Revenue (China), 2014-2024E

Source: Frost & Sullivan

Source: Frost & Sullivan

According to statistics by the China Association of Automobile Manufacturers (“CAAM”) in 2018, the production volume of automobiles in China increased from 22,116.8 thousand units in 2013 to 27,809.2 thousand units in 2018. Decline in automotive production is noted in 2018 and 2019 due to the weakened market demand as well as the reducing incentives granted by the Chinese government to automotive manufacturers especially for EV manufacturers. The outbreak of COVID-19 in early 2020 created future disturbance to the market, and affects normal business operation of automotive manufacturers. Production volume is anticipated to recover from the second quarter of 2020 as the disease gradually becomes under control. The growth of the Chinese automotive industry is expected to slow down after several years’ rapid development and the CAGR of automotive production will be around 2.2% during the period from 2019 to 2023. Passenger cars accounted for 85% of the total production volume in 2018. The production volume of passenger cars and commercial cars will grow at a CAGR of 2.1% and 2.2% respectively during the period from 2019 to 2023. China has exceeded the United States to become the world’s largest auto market as measured by the number of automobiles sold. We believe the growth momentum in China’s auto sales will remain strong over the next four years. The automotive industry in China is still in its infancy with passenger car ownership of 166 vehicles per 1,000 inhabitants in 2018, which is significantly below Europe’s average of 526 and United States’ average of 781 according to National Bureau of Statistics, US Department of Energy, Eurosta, Frost & Sullivan.

From 2014 to 2019, vehicles per 1,000 people in China has experienced a significant growth from 106 in 2014 to 178 in 2019, with the highest CAGR of 10.9% among three regions. The significant gap of automobile ownership per 1,000 people among China, United States and Europe indicates that the Chinese auto industry is still of huge growth potential. The gap is expected to be further narrowed with China’s vehicle per 1,000 people growing to 233 in 2024. vehicles per 1,000 people in U.S. and Europe exhibit a n anticipated moderate growth in the future, considering the increasing demand on new energy vehicles.

Figure 3: Overview of Chinese Macro Economy:

Vehicle Per 1000 People Comparison (Units per 1,000 people), 2014-2024E

Overview of Chinese Macro Economy :

Vehicle Per 1000 People Comparison (Units per 1,000 people), 2014-

2024E

Source: National Bureau of Statistics , US Department of Energy, Eurostat, Frost & Sullivan

According to the National Bureau of Statistics, the total number of Chinese automobile parts has experienced a rapid growth because of economic development and the incentive policies issued by the government. With the continuous development of the Chinese auto manufacturing industry and expansion of auto consumption market, parts of automobiles increased from 144,750.0 thousand units in 2014 to 248,934.3 thousand units in 2019 at a CAGR of 11.5%. It is expected that the number will keep growing and hit a record of 330,422.9 thousand units in 2024, with a CAGR of 5.7% during the period from 2020 to 2024.

Figure 4: Overview of Chinese Macro Economy: Growth of Automotive Parts (China), 2014-2024E

Overview of Chinese Macro Economy:

Growth of Parc of Automobiles, China, 2014-2024E

Source: National Bureau of Statistics, Frost & Sullivan

China has achieved long-term economic growth and the nominal GDP per capita increased from RMB 47,314.8 in 2014 to RMB 68,469.2 in 2019. It is predicated that China’s nominal GDP per capita is expected to undergo a slower growth in 2020, due to the impact of COVID-19. With the effective control of pandemic spread and optimistic vaccine development progress so far, the economy is expected to recover in 2021 and grow steadily from 2021 to 2024.

The Chinese government is attempting to stimulate domestic consumption and has introduced a series of related incentive policies. The per capita consumption expenditure of urban household in China increased from RMB 19,968.0 in 2014 to RMB 28,063.0 in 2019, and is expected to decline slightly to RMB27,605.2 in 2020 due to the outbreak of the pandemic. Further growth can be expected in the coming years considering the economy’s recovery.

Figure 5: Overview of Chinese Macro Economy and Chinese Auto Market: Nominal GDP Per Capita and Per Capita Consumption Expenditure of Urban Household, China, 2014-2024E

Source: National Bureau of Statistics, Frost & Sullivan

Figure 6 : Overview of Chinese Macro Economy and Chinese Auto Market:

Growth of Automotive Production, China, 2014-2024E

Overview of Chinese Macro Economy and Chinese Auto Market:

Growth of Automotive Production, China, 2014-2024E

Source: China Association of Automobile Manufacturers, Frost & Sullivan

Moreover, cars have become more affordable in China as local or joint venture automobile manufacturers continuously expand their production to achieve economies of scale to lower production cost and source cheaper auto parts locally. Growing income and decreasing vehicle prices will continue to make car ownership more affordable for China’s rising middle class.

As illustrated in Figure 6, the production volume of automobiles in China increased from 23,722.9 thousand units in 2014 to 25,720.0 thousand units in 2019. Decline in automotive production is noted in years 2018 and 2019 due to the weakened market demand as well as the reducing incentives granted by the Chinese government to automotive manufacturers especially for EV manufacturers.

The outbreak of COVID-19 in early 2020 created future disturbance to the market, and affected normal business operations of automotive manufacturers. Production volume is anticipated to recover in 2021 as the disease is slowly under control. The growth of the Chinese automotive industry is expected to slow down after several years’ rapid development and the CAGR of automotive production will be around 3.5% during the period from 2020 to 2024.

Passenger cars accounted for 83% of the total production volume in 2019, and its production volume is anticipated to decline in 2020, as influenced by COVID-19, and will grow at a CAGR of 4.6% from 2020 to 2024. The production volume of commercial cars is to increase rapidly due to increasing demand from logistics and replacement due to the national standard upgrade in 2020, and return back to normal in 2021 and onwards.

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

(5) Increasing Use of Plastics per Vehicle: Weight of modified plastics per vehicle in China continually increased from 2008 to 2012 , and is forecasted to reach 169.8 kg by the end of 2017, with a growth rate of 40.2% according to Frost & Sullivan’s Report. Although the weight of modified plastics per vehicle in China will still be less than that in North America and Europe, the highest growth rate indicates the huge potential for market growth. In 2012, plastic use in China is estimated to be about 128.6 kg per vehicle, whereas models imported from Europe contain on average as much as 219 kg per vehicle. In addition, the Chinese government’s goals regarding electric and hybrid vehicles may also push the market further as weight concerns are more important for these vehicles than for traditional passenger cars.

●	Production volume of electric vehicles (EV) in China grew from 78.5 thousand units in 2014 to 1,277.4 thousand units in 2010 dramatically, with a CAGR of 74.7%. China is leading the development of the EV industry and the largest market of EV in the world in 2019. Guided by the supportive policies, the EV industry will continue to be a development focus of the auto industry in China .

●	The development of EV is a strong driver of auto modified plastics market since the production of battery packs for EV brings the demand for automotive modified plastics and the level of light-weight designs for EV is high.

Increasing Substitution of Imports

Though China’s automotive plastic market has been dominated by foreign or joint venture (“JV”) companies, Chinese suppliers are continually gaining market share. It is estimated that automotive plastics imported and manufactured by multinational and JV companies accounted for 24.6% of the total China automotive plastic supply in 2019, decreasing from 31.5% in 2014 according to a report by Frost & Sullivan. Compared to foreign competitors including JV companies, local manufacturers can largely benefit from the lower cost and geographical convenience in China and their product sales can be customized with time-efficient after sales services and technical supports. As the local production capacity of both domestic and foreign companies has been expanding, share of imports and multiple national companies is expected to decrease to 22.3% by the end of 2024 , while the share of domestic manufacturers is forecast to rise to 77.7% in 2024 as they expand at a greater rate than MNC and JV in China.

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

Since 2000, modified plastics, including engineering plastics, have been categorized as a prioritized industrialization area by a series of government guidelines or development plans. Some of these policies include:

●	Guiding Catalogue for Major New Materials Applications (2019) was announced by Ministry of Industry and Information Technology in November 2019, which clarified major new materials application into 23 categories of engineering plastics, special rubbers into the products eligible for insurance and subsidy.

●	Guiding Catalogue of Industrial Structure Adjustment (2019) was announced by announced by the National Development and Reform Commission of the People’s Republic in November 2019, which encouraged the development, production and application of engineering plastics modification.

●	Guiding Catalogue for Key Products and Services in Strategic Emerging Industries (2016) was announced by the National Development and Reform Commission of the People’s Republic in January 2017, which categorized new engineering plastics, plastic alloy, fire-retardant modified plastics, ABS, HIPS, high performance carbon fiber, etc.. as prior development fields in new material industry.

● The 13th Five Year Plan for Development of Strategic Emerging Industries in China launched in 2016 included favorable policies toward advanced technologies in developing new aviation and space materials, encouraging the application of biodegradable plastics and the development of high-performance plastics used for additive manufacturing, as well as encouraging the development of new material industries

● The “Made in China 2025” initiative launched on May 8, 2015 by State Council, encouraged development of new materials, energy-saving and new energy vehicles, power equipment, aerospace and aeronautical equipment, marine engineering and high-tech ships, modern railway equipment and agricultural machinery.

● The “Development Plan of Additive Manufacturing (2015-2016)” initiative promulgated by the National Development and Reform Commission, Ministry of Industry and Information Technology and Ministry of Finance of People’s Republic of China on February 28, 2015, advocated domestic production of several types of plastics with high heat resistance and high strength for additive manufacturing industry .

● It was stated in the “Outline of China’s Thirteenth Five-year Plan (2016)” that new functional materials, advanced structural materials, common base materials, fiber of high performance and its compounded material are key development directions of new material industry.

● It was stated in the “Catalogue for Guidance on Adjustment of Industrial Structure (2011)” promulgated by the National Development and Reform Commission on March 27, 2011, that the country is currently promoting (i) the development of production equipment of polycarbonate by the use of non-phosgene method, with annual output of 60000t/year and above, (ii) the production of engineering plastic including liquid crystalline polymer (LCP) and development and application of bleeding modification and alloying; (iii) the development and production of water absorbed resin, conductible resin and biodegradable polymers; (iv) the development and production of new polyamide including nylon 11, nylon 1414 and nylon 46, nylon with long carbon chain and heat resistant nylon.

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

It was stated in the “Investment Guide for Industrial Transforming and Upgrading” (2011) promulgated by the Ministry of Industry and Information Technology of the People’s Republic of China that the country promoted the modification of waste plastics via the comprehensive utilization of related technologies and suggested the future trend of the application of new materials in the industrial area, including biodegradable plastics, engineering plastics, etc.

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

● Determining the detailed standards for average fuel consumption for passenger car manufacturers: 1) In 2015 average fuel consumption for passenger car reach 0.069L per kilometer; 2) In 2020 average fuel consumption for passenger car reach 0.05L per kilometer. Such standards will accelerate progress in the automobile weight reduction.

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

Our products are organized into twelve product groups, based on their physical characteristics, as set forth below:

Product Group	Number of Products Certified	Characteristics	Automotive or Other Application
Modified Polyamide 66 (PA66)	59	Abrasive resistance, self-lubrication, high strength, high temperature resistance, and flame resistance	Roof handles, door knobs, transmission connection plates, fan shrouds, glovebox assembles, engine hoods, stents baffle blocks, trajectory, fasteners, etc.

Modified Polyamide 6 (PA6)	54	High temperature resistance, weather resistance, high strength	Inner door knobs, door knobs, hand shanks, transmission connection plates, visor bases, etc.

Plastic Alloy	211	High impact resistance, high temperature resistance, flame resistance, palatable	Instrument panels, instrument frames, shields, automotive center stacks, speaker covers, grids, fog light shells, battery bases, seat armrests, luggage holders, etc.

Modified Polypropylene (PP)	324	Non-toxic, odorless, low density, insulated, and low moisture uptake	Instrument panels, inner panels, columns, bumpers, air conditioner shells, door knobs, mudguards, etc.

Modified Acrylonitrile butadiene styrene (ABS)	37	High rigidity, low density, rigidity toughness balance, slow burn, and corrosion resistance	Heat dissipating grids, steering wheel shells, cup holders, seal banks, instrument panels, inner door knobs, wheel covers, etc.

Polyoxymethylene (POM)	1	High strength, low moisture uptake, size stability, high glass, high temperature resistance, fatigue resistance	Heater fans, signal lamps switches, gas reservoir covers, door knobs, hand shanks, fuel pumps, dynamic valves, accelerator pedals, rampetior elements, etc.

Polyphenylene Oxide (PPO)	1	High rigidity, flame retardant, abrasive resistance, pollution resistance, high temperature resistance	Battery plants, lamp holder insulation parts, anti-freezer grids, booms, instrument panels, window frames, tool cabinet covers, handwheel boxes, heater holders, heater baffles, cooling system connections, pump strainer nets, ammeter frameworks, rearview, etc.

Modified Polyphenylene Sulfide (PPS)	1	High temperature resistance, corrosion resistance, radiation resistance, flame resistance, size stability	Air bleed control valves, pneumatic signal conditioners, sparks plug wire insulation covers, tachometer sensor covers, electrical pumps, fuel pump impellers and covers, air cylinder covers, water pump impellers, etc.

Modified Polylactic Acid (PLA)	-	Reproducible, good biological compatibility and totally degraded	Glove box handle, seat cover, rearview mirror shell, etc.

Modified Polyimide (PI)	-	Flame resistance, high strength, high temperature resistance, corrosion resistance	Compressor blade, piston ring, sealing washer, bushing, gear, brake block, etc.

PEEK*	N/A	Excellent mechanical and chemical resistance and temperature tolerance	Used in communications and transport electronics and electrical appliances, machinery, medical and analytical equipment

Polyethylene	-	Resistance to shock, low temperature resistance, excellent electrical insulation, corrosion resistance	Agricultural film, screw cap, water pipe, gear, food package

Total	688

*PEEK is primarily used in applications that are unrelated to automotive applications, which does not require certifications and is in the product development stage.

For the years ended December 31, 2020 and 2019, the Company product categories that accounted for 10 percent or more of consolidated revenue are set forth below:

	Years Ended December 31,
	2020		2019
	US$	%	US$	%
	(in millions, except percentage)
Modified Polyamide 66 (PA66)	605.2	46.1%	427.0	29.5%
Modified Polyamide 6 (PA6)	394.0	30.0%	338.3	23.4%
Plastic Alloy	78.4	6.0%	245.3	16.9%
Semi-finished goods	58.8	4.5%	144.4	10.0%
Total	1,136.4	86.6%	1,155.0	79.8%

We are exposed to risks inherent in any foreign operation, including foreign exchange rate fluctuations. For more details, please see “Item 1A Risk Factors - The fluctuation of the exchange rate of the Renminbi against the dollar could reduce the value of your investment”.

Raw Materials

The principal raw materials used for the production of our modified plastic products are plastic resins such as polypropylene, ABS and nylon. Polypropylene is a chemical compound manufactured from petroleum. ABS is a common thermoplastic used to make light, rigid, molded products such as automotive body parts and wheel covers. Nylon is a thermoplastic silky material. Approximately  1.6% of our total raw materials purchased by volume are sourced from overseas petrochemical enterprises and 98.4% from domestic petrochemical enterprises during the year ended December 31, 2020.

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

Because raw materials constitute a substantial part of the cost of our products, we seek to reduce costs by dealing with major suppliers. During the year ended December 31, 2020, the Company purchased approximately 14.7% of the Company’s raw materials from one major supplier. By dealing in large quantities with these major suppliers, we obtain reduced prices for raw materials, therefore reducing the cost of our products. If we were unable to purchase from these suppliers, we believe we would still have adequate sources of raw materials from other petrochemical distributors without material impact on the cost of our products.

Intellectual Property

Patents

As a result of our collection of academic and technological expertise, as of December 31, 2020, we had 63 approved patents and 584 pending patent applications in China, as set forth in the following table:

No	Application No	Patent Name	Date	Status
1	200910073402.3	Supercritical fluid rapid diffusion synthesis of nano calcium carbonate enhanced microcrystalline polypropylene composites	December 11, 2009	Authorized

2	201010258937.0	A method for automotive interior low odor, low VOC, high performance polypropylene composites	August 20, 2010	Authorized

3	201010508149.2	A high heat-resistant PC / ASA alloy material and its preparation method	October 15, 2010	Authorized

4	201010508149.2	A high heat-resistant PC / ASA alloy material and its preparation method	October 15, 2010	Authorized

5	201110035716.1	A preparation method of polylactic acid used in auto dashboard	February 11, 2011	Authorized

6	201110094454.6	A rapid detection method of the tensile propertie of modified PP used in auto specially by non-standard situation	April 15, 2011	Authorized

7	201110196209.6	A high-powered aircraft tail composite material and its preparation process	July 13, 2011	Authorized

8	201110230302.4	A preparation method of polypropylene resin foam particles with supercritical CO2 act	August 12, 2011	Authorized

9	201110235189.9	A high toughness,low warpage and high-mobility PET/PBT/PC alloy renforced by glass fiber and its preparation method	August 17, 2011	Authorized

10	201110268625.2	A high impact and high heat-resistant flame retardant ABS composite material reinforce by glass fiber and its preparation process	September 13, 2011	Authorized

11	201210114931.5	A high-strength carbon fiber reinforced polyetheretherketone composite material and its preparation method	April 20, 2012	Authorized

12	201210201826.5	High performance halogen-free flame-retardant PC / ABS composite material and its preparation method	June 19, 2012	Authorized

13	201210241856.9	A high temperature conductive PPO/PA6 alloy material and its preparation method	July 13, 2012	Authorized

14	201210260160.0	High-performance, green flame retardant reinforced PA66 composites technology	July 26, 2012	Authorized

15	201210296750.9	An antistatic LSOH flame retardant PC / ABS alloy material and its preparation method	August 20, 2012	Authorized

16	201210306240.5	Primer-free, directly sprayable bumper composite material and preparation method thereof	August 27, 2012	Authorized

17	201210306240.5	A free primer and sprayed directly on the bumper composites	August 27, 2012	Authorized

18	201210328192.X	A high performance PC / ABS alloy prepared from waste electrical appliances and its preparation method and Application	September 7, 2012	Authorized

19	201210328194.9	A high performance PA66 + GF30% alloy prepared from waste electrical PA66 material and its preparation method and Application	September 7, 2012	Authorized

20	201210357867.3	Extrusion grade sisal fiber reinforced polypropylene composite material and preparation process thereof	September 25, 2012	Authorized

21	201210357867.3	An extrusion grade sisal fiber reinforced polypropylene composite material and its preparation process	September 25, 2012	Authorized

22	201210369747.5	A modified Kevlar fiber reinforced PA66 material and its preparation method	September 26, 2012	Authorized

23	201210362626.8	A long glass fiber reinforced polypropylene material and its preparation method	September 26, 2012	Authorized

24	201210396122.8	A high toughness wear-resistant fiberglass /PA6 composites for rail transit fasteners	October 18, 2012	Authorized

25	201210403197.4	A glass fiber reinforced poly (ethylene terephthalate) / polycarbonate alloy	October 22, 2012	Authorized

26	201210411680.7	A production method of antimicrobial, hydrophilic polypropylene particle	October 25, 2012	Authorized

27	201210411231.2	Graphene / polymer conductive composites	October 25, 2012	Authorized

28	201210439116.6	A glass fiber, SiO2 enhanced toughening polyphenylene sulfide material and its preparation method	November 7, 2012	Authorized

29	201510357015.8	Preparation method of chlorinated PVC modified materials	March 6, 2013	Authorized

30	201310071388.X	Chlorinated polyvinyl chloride modified material and its preparation method	March 6, 2013	Authorized

31	201510356957.4	A modified material of chlorinated polyvinyl chloride	March 6, 2013	Authorized

32	201510356960.6	Chlorinated polyvinyl chloride modified materials	March 6, 2013	Authorized

33	201310203047.3	A high mobility of polyvinyl alcohol / lignin WPC	May 28, 2013	Authorized

34	201510356956.X	A preparation method of chlorinated polyvinyl chloride modified material	June 3, 2013	Authorized

35	201310242323.7	A phosphorus synergistic flame retardant ABS composite and its preparation method	June 19, 2013	Authorized

36	201310283032.2	A phosphorus synergistic flame retardant PC / ABS alloy material and its preparation method	July 28, 2013	Authorized

37	201310367459.0	A applied to electrostatic spraying PPO/PA6 alloy material and its preparation method	August 22, 2013	Authorized

38	201310468057.X	A free spray paint bumper with modified material and preparation method	October 10, 2013	Authorized

39	201310468059.9	Preparation method of impact-resistant strain of modified polylactic acid material	October 10, 2013	Authorized

40	201610259409.4	Halogen free flame retardant Poe material	August 11, 2014	Authorized

41	201610259600.9	A halogen free flame retardant POE material	August 11, 2014	Authorized

42	201410763389.5	A polyurethane composite and its preparation method	December 11, 2014	Authorized

43	201410833271.5	Environmentally friendly flame retardant PA6 material and its preparation method	December 29, 2014	Authorized

44	201520229477.7	A stereoscopic word based on 3D printing	April 16, 2015	Authorized

45	201510290769.6	A medical chest straps based on 3D printing technology and its preparation method	June 1, 2015	Authorized

46	201610602000.8	A halogen free flame retardant PBT material	August 6, 2015	Authorized

47	201510931252.0	The invention relates to a polylactic acid material for melt deposition molding and a preparation method thereof	December 11, 2015	Authorized

48	201610063342.7	A preparation method of modified PP / CaCO3 composite	January 31, 2016	Authorized

49	201610073925.8	A kind of high-toughness full-degradation polylactic acid-based composite material and its preparation method	February 3, 2016	Authorized

50	201610073934.7	A 3D printing withABS composite material and its preparation method	February 3, 2016	Authorized

51	201810497313.0	Flame retardant polypropylene material with good light stability and its preparation method	April 28, 2016	Authorized

52	201610274966.3	A conductive nylon composite powder for selective laser sintering and its preparation method	April 28, 2016	Authorized

53	201610851656.3	Toughening and reinforcing PA6 material and its preparation method	September 26, 2016	Authorized

54	201610870588.5	The invention relates to a matt polylactic acid wire for melt deposition molding and a preparation method thereof	September 30, 2016	Authorized

55	201610943939.0	A preparation method of fiber reinforced PBT composite fusion joint	October 26, 2016	Authorized

56	201611052598.4	Halogen free flame retardant composite and its preparation method	November 25, 2016	Authorized

57	201711229300.7	A kind of montmorillonite composite flame retardant material and its preparation method	November 29, 2017	Authorized

58	201810585253.8	Preparation method of scaffold for guiding regeneration of bone tissue	August 6, 2018	Authorized

59	201510309013.1	Halogen free flame retardant PBT and its preparation method	June 8, 2015	Authorized

60	201510651187.6	Composition using SEBS recycled material and high strength halogen free flame retardant insulating material obtained therefrom	October 10,2015	Authorized

61	201610078670.4	A kind of starch based biodegradable plastics and its preparation method	Feburary 5, 2016	Authorized

62	202022082970.4	A 3D printing powder consumable for medical model and its preparation method	September 22, 2020	Authorized

63	202010998525.4	A 3D printing brain lesion model	September 22, 2020	Authorized

64	201010173663.5	A molding method suitable PEEK	May 17, 2010	Pending

65	201010230088.8	A lower mold shrinkage ratio method of calcium carbonate / polypropylene nanocomposites	July 19, 2010	Pending

66	201010230064.2	A method for automotive interior matte, anti-scratch modified polypropylene composites	July 19, 2010	Pending

67	201010230061.9	A high notched impact PA / ASA alloy material and its preparation method	July 19, 2010	Pending

68	201010258950.6	A high impact and high flow PC / ASA alloy material and its preparation method	August 20, 2010	pending

69	201010258955.9	Nano-ZnO filled with modified PEEK film and its preparation method	August 20, 2010	Pending

70	201010282022.3	A microporous zeolite materials modified PEEK and its preparation method	September 15, 2010	Pending

71	201010282042.0	A preparation method of SiO2/CaCO3 nano-composite particles modified polypropylene	September 15, 2010	Pending

72	201010508177.4	An anti-aging, anti-yellowing, low odor polypropylene composite material and its preparation method	October 15, 2010	Pending

73	201010543439.0	A alloy material of high-impact, high-brightness ASA	November 15, 2010	Pending

74	201110347338.0	A high heat-resistant and high wear-resistant PEEX composite material and its preperation process	January 10, 2011	Pending

75	201110035736.9	A preparation method of polymer composites with high toughness	February 11, 2011	Pending

76	201110347336.1	A preperation process of high weathering colour ASA resin	February 11, 2011	Pending

77	201110035725.0	A preparation method of the thermoplastic elastomers PP with high mobility and high resistance of deformation	February 11, 2011	Pending

78	201110094466.9	A special material of cooling grille with high heat resistance and high weather resistance	April 15, 2011	Pending

79	201110122566.8	A preparation process of centralized control method used in plastic production line	May 12, 2011	Pending

80	201110122586.5	Apreparation process of ABS alloy with high impact performance and high heat resistance	May 12, 2011	Pending

81	201110158528.8	A rapid detection method of the impact propertie of midfide plastics used in automobile specially	June 14 2011	Pending

82	201110158512.7	A preparation method of high heat-resistant and high rigid PLA composite material reinforced by fully biodegrdable natural fiber	June 14 2011	Pending

83	201110158511.2	A preparation method of easily dispersed and easily processimg polyprolene composite material	June 14 2011	Pending

84	201110158488.7	A preparation process of the premixed screening system	June 14, 2011	Pending

85	201110196226.X	A high impact PA6 composite material with core-shell toughening and its preparation method	July 13, 2011	Pending

86	201110233488.9	A preparation methed of the plastic production line with high performance and high honogeneity	August 16, 2011	Pending

87	201110268687.3	A preparation method of polylactic acid used composite material modified by hydroxyapatite with supercritical water act	September 13, 2011	Pending

88	201110347339.5	A high toughnees,low warpage and low mold temperature PET/PA6 alloy reinfoced by glass fiber and preperation method	November 7, 2011	Pending

89	201110347320.0	A polypropylene composite material used in battery tank of new source of energy automobile and its preperation method	November 7, 2011	Pending

90	201110399890.4	A preparation method of glass fiber reinforced polyether ether ketone with high strength and high heat resestance	December 5, 2011	Pending

91	201110319832.6	A high toughness of polycarbonate blends material and its preparation method	December 20, 2011	Pending

92	201210122281.9	A high-impact, green flame retardant PC / ABS alloy material and its preparation process	April 25, 2012	Pending

93	201210147444.9	A preparation method for heat-resistant and easy processing of natural fiber reinforced polylactic acid composites	May 14, 2012	Pending

94	201210295154.9	A preparation method of high encapsulation efficiency and stable release polylactic lysozyme drug microsphere	August 20, 2012	Pending

95	201210298694.2	A Supercritical carbon dioxide reactor pressure method for preparating polypropylene foamed material	August 22, 2012	Pending

96	201210305824.0	An antimicrobial, dust suppression, halogen-free flame retardant ABS and its preparation process	August 27, 2012	Pending

97	201911322331.6	High-modulus flame-retardant reinforced nylon composite material and preparation method thereof	September 25, 2012	Pending

98	201911322323.1	Graphene modified antistatic polypropylene composite material and preparation method thereof	September 25, 2012	Pending

99	201911322322.7	High-impact flame-retardant reinforced PC/ABS alloy material and preparation method thereof	September 25, 2012	Pending

100	201911322128.9	A method for preparing high-toughness and high-flow PS for 3D printing materials	September 25, 2012	Pending

101	201911322088.8	Low temperature resistant and drop resistant box material and preparation method thereof	September 25, 2012	Pending

102	201911322087.3	PC/ABS alloy material with resistance to automobile paint and high toughness and preparation method thereof	September 25, 2012	Pending

103	201911322124.0	Low-temperature impact-resistant PC/ABS composite material and preparation method thereof	September 25, 2012	Pending

104	201911322125.5	Environment-friendly flame-retardant and aging-resistant polypropylene composite material and preparation method thereof	September 25, 2012	Pending

105	201911322074.6	Halogen-free flame-retardant, low-fiber reinforced polypropylene composite material and preparation method thereof	September 25, 2012	Pending

106	201911322075.0	High-impact, high-modulus nylon composite material and preparation method thereof	September 25, 2012	Pending

107	201911322086.9	Low-shrinkage, precipitation-resistant, halogen-free flame-retardant ABS composite material and preparation method thereof	September 25, 2012	Pending

108	201911322073.1	Low-odor, low-VOC polypropylene composite material and preparation method thereof	September 25, 2012	Pending

109	201911322091.X	High modulus and high flow glass fiber reinforced composite material and preparation method thereof	September 25, 2012	Pending

110	201911322070.8	High-gloss, high-toughness polypropylene composite material and preparation method thereof	September 25, 2012	Pending

111	201911322069.5	High-gloss, high-temperature-resistant polypropylene composite material and preparation method thereof	September 25, 2012	Pending

112	201210358122.9	A preparation methods of ultra-hydrophobic microporous polymer film	September 25, 2012	Pending

113	201210370558.X	A flame-retardant glass fiber reinforced PA66 and its preparation method	September 26, 2012	Pending

114	201210370558.X	Halogen-free flame-retardant glass fiber reinforced nylon 66 and preparation method thereof	September 29, 2012	Pending

115	201220526299.0	The chest protected belts	October 15, 2012	Pending

116	201210395921.3	A non-asbestos and non-metal materials brake pads composite material and its preparation method	October 18, 2012	Pending

117	201210402814.9	A wear-resistant, antistatic, flame-retardant ultra-high molecular weight polyethylene composite material	October 22, 2012	Pending

118	201210403095.2	A high impact, high heat-resistant PC / PBT alloy material and its preparation process	October 22, 2012	Pending

119	201210402814.9	A wear-resistant, anti-static, flame retardant ultra-high molecular weight polyethylene composite material	October 22, 2012	Pending

120	201210411967.X	Continuous aramid fiber reinforced polyoxymethylene material and preparation method thereof	October 25, 2012	Pending

121	201210411967.X	A continuous aramid fiber reinforced POM materials and preparation methods	October 25, 2012	Pending

122	201210442251.6	An alcohol solution PA66 material special for intake manifold and its preparation method	November 8, 2012	Pending

123	201210457403.X	An environmentally friendly self- aromatic polypropylene material and its preparation process	November 15, 2012	Pending

124	201210474211.X	A multilayer hot pressing method for preparating hydroxyapatite / polylactide composite	Novemer 21, 2012	Pending

125	201210472283.0	A mechanical strength polypropylene power lithium battery separator and its preparation method	Novemer 21, 2012	Pending

126	201310185514.4	An ramie fiber reinforced polypropylene composite material and its preparation process	May 20, 2013	Pending

127	201310185228.8	An environmentally friendly foam polypropylene material and preparation method	May 20, 2013	Pending

128	201310185041.8	Preparation of a glass fiber reinforced nylon 66 / nylon 6 Composites	May 20, 2013	Pending

129	201310250047.9	A polypropylene self-luminous material and preparation method	June 24, 2013	Pending

130	201310250185.7	A low-cost method for preparing hydrophobic material of polypropylene	June 24, 2013	Pending

131	201310250967.0	Preparing a polyamide material reinforced with continuous glass fibers	June 24, 2013	Pending

132	201310250426.8	One kind of resistance to warpage reinforced polyamide 6 material and preparation method	June 24, 2013	Pending

133	201310367404.X	One kind of aramid pulp-reinforced PA66 composite material and preparation method	August 22, 2013	Pending

134	201310367420.9	A preparation method of reinforced, flame-retardant ABS material	August 22, 2013	Pending

135	201310372282.3	One kind of anti-alcohol solution, low warpage reinforced nylon66 composite material and preparation method	August 24, 2013	Pending

136	201310372289.5	Preparation of a high-performance fiber-reinforced polyphenylene sulfide composites	August 24, 2013	Pending

137	201310372789.9	A high-gloss, free paint, scratch-resistant alloy material and preparation method	August 26, 2013	Pending

138	201310414024.7	A no-spray, high durability, scratch-resistant, flame retardant ABS Preparation and Process	September 12, 2013	Pending

139	201310414007.3	A Preparation of appling to charging pile casing PC / ABS alloy compound	September 12, 2013	Pending

140	201310413287.6	An flax noil fiber reinforced polypropylene composite material and its preparation process	September 12, 2013	Pending

141	201310413270.0	An anti-oxidation, high flow, flame retardant ABS and preparation process	September 12, 2013	Pending

142	201310413691.3	A preparation process of heat-stable flame retardant reinforced nylon composite material	September 12, 2013	Pending

143	201310414847.X	An antistatic, low smoke, flame retardant PC / ABS alloy materials and preparing process	September 13, 2013	Pending

144	201310467812.2	An environmentally friendly fire-retardant, high-performance EVA composite material and preparation method	October 10, 2013	Pending

145	201310468076.2	A method for preparing low temperature resistance, scratch-resistant zipper jacket compound for cars	October 10, 2013	Pending

146	201310468060.1	A MARINE with wear-resistant ultra high molecular weight polyethylene composites	October 10, 2013	Pending

147	201310467797.1	A method for preparing an enhanced flame retardant rigid polyurethane composites	October 10, 2013	Pending

148	201310471859.6	A direct line of long glass fiber reinforced thermoplastic composite material and its preparation method	October 12, 2013	Pending

149	201310555483.7	A highly weather-resistant polypropylene self-luminous material and preparation method	November 12, 2013	Pending

150	201310555451.7	Preparation of a high strength of continuous glass fiber reinforced nylon 6 material	November 12, 2013	Pending

151	201310555389.1	Preparation of an aircraft engine surrounding high temperature polyimide composites	November 12, 2013	Pending

152	201310556569.1	A high resistance temperature reinforced polyamide 6 material and preparation method	November 12, 2013	Pending

153	201310556261.7	A toughening wear-resistant alloy material and preparation method	November 12, 2013	Pending

154	201310560625.9	A silicone toughening polyphenylene sulfide material and its preparation method	November 13, 2013	Pending

155	201310559589.4	Method for preparing porous polymer composite superhydrophobic films	November 13, 2013	Pending

156	201310559588.X	An alloy NiMoB modified talc enhanced Bumper material and its preparation method	November 13, 2013	Pending

157	201310559294.7	One kind of aramid fiber / polyimide composite material and preparation method	November 13, 2013	Pending

158	201310559024.6	A polypropylene foam material and preparation method	November 13, 2013	Pending

159	201310652729.2	A high-gloss, avoid spraying PTT / PMMA rearview mirror Compound and its production process	December 6, 2013	Pending

160	201310646768.1	A high toughness, wear-resistant rail fasteners with glass / nylon 6 Composites	December 6, 2013	Pending

161	201310676101.6	A keyboard and mouse with anti-bacterial perspiration modified plastics and its preparation method	December 13, 2013	Pending

162	201310721731.0	A high-strength lightweight hollow glass microspheres toughening PP material and preparation method	December 25, 2013	Pending

163	201410144739.X	a method for producing a heatproof polyimide composite used for aircraft engine periphery	April 12, 2014	Pending

164	201410206092.9	A high toughness flame retardant PLA / PC alloy	May 16, 2014	Pending

165	201410205669.4	a method for producing a heatproof polyimide composite	May 16, 2014	Pending

166	201410262746.X	The preparation method of a high-strength PEEK composites	June 13, 2014	Pending

167	201410262638.2	A high dimensional stability、excellent abrasion resistance PEEK valve composite	June 13, 2014	Pending

168	201410262651.8	An advantage of specially coupling treated carbon fibers reinforced PEEK	June 13, 2014	Pending

169	201410263606.4	A Method for preparing high performance PEEK/long glass fiber composites	June 16, 2014	Pending

170	201410326616.8	Preparation of a high tensile strength of PEEK composites	July 10, 2014	Pending

171	201410326641.6	Preparation of Carbon Fiber Reinforced PI Composite Material	July 10, 2014	Pending

172	201410326840.7	a method for producing a polyimide composite	July 10, 2014	Pending

173	201410413379.9	A high-heat-resistant,excellent in abrasion resistance sheet composite PEEK valve	August 21, 2014	Pending

174	201410413832.6	The prepatation of a high-strength ,high-temperature polyimide composites	August 21, 2014	Pending

175	201410481809.0	Preparation of PI composite material by coupling agent treated glass fiber	September 22, 2014	Pending

176	201410690529.0	Biodegradable polymer-docetaxel bonded drug and preparation method thereof	November 27, 2014	Pending

177	201410691901.X	A preparation of antibacterial polylactic acid fiber	November 27, 2014	Pending

178	201410691587.5	A prepatation method of high toughness biodegradable polylactic acid foam plastics	November 27, 2014	Pending

179	201410691532.4	A prepatation method of polyimide composite material	November 27, 2014	Pending

180	201410690529.0	A kind of biodegradable polymer-docetaxel bonding medicine and its preparation method	November 27, 2014	Pending

181	201410690528.6	A kind of 3D printing poly lactic acid/leather powder composite materials and its preparation method	November 27, 2014	Pending

182	201410697801.8	A method of preparing high toughness PLA composites	November 28, 2014	Pending

183	201410697838.0	A kind of twin screw reactive extrusion method ring opening polymerization preparation of PLA	November 28, 2014	Pending

184	201410697790.3	A method of preparing high strenght PLA composites	November 28, 2014	Pending

185	201410697822.X	A modification of PLA material and its preparation method	November 28, 2014	Pending

186	201410697015.8	A kind of poly lactic acid preparation method of lactide ring-opening polymerization	November 28, 2014	Pending

187	201410703816.0	A carbon fiber-reinforced thermoplastic polyimide composites	November 30, 2014	Pending

188	201410703493.5	A kind of organic molecule catalytic method for preparation of poly lactic acid	November 30, 2014	Pending

189	201410703815.6	A surface treatment of carbon fiber reinforced thermoplastic polyimide composites	Novemer 30, 2014	Pending

190	201410704588.9	A preparation method of the high toughness ABS/PLA-based alloys	December 4, 2014	Pending

191	201410704612.9	A preparation method of the natural fiber/polylactic acidbased composite materials	December 4, 2014	Pending

192	201410704664.6	A preparation method of the high toughness,high mobility PLA/PP Alloy	December 4, 2014	Pending

193	201410730258.7	Method for increasing the compatibility of PPS/PEEK composite materials	December 5, 2014	Pending

194	201410729634.0	Foamed PP and graphite fiber composites preparation methods of enhancement of skis	December 5, 2014	Pending

195	201410730260.4	An PEEK/BaSo4 composite material and its preparation method	December 5, 2014	Pending

196	201410729614.3	High mobility TLCP/PES/PEEK composite material and its preparation method	December 5, 2014	Pending

197	201410729635.5	A method of preparation of carbon fiber prepreg reinforced skis	December 5, 2014	Pending

198	201410730235.6	Boron fiber reinforced polyimide	December 5, 2014	Pending

199	201410730324.0	Method for preparing thermoplastic polyimide composites	December 5, 2014	Pending

200	201410729719.9	Nanoparticles/CF hybrid reinforced PEEK composite material and its preparation method	December 5, 2014	Pending

201	201410733882.2	Method for preparing high toughness of polycarbonate/polylactic acid-bassed alloys	December 8, 2014	Pending

202	201410733905.X	An automobile air conditioner drive gear with the modified materials and the method	December 8, 2014	Pending

203	201410733902.6	A compressor valve plate with a modified material and the method	December 8, 2014	Pending

204	201410747386.2	Toughened polylactic acid composite material with ternary random copolymer and preparation method thereof	December 10, 2014	Pending

205	201410746938.8	Highly flame-retardant polyvinyl alcohol/wood flour biomass composite material	December 10, 2014	Pending

206	201410746804.6	A processing aid (ACR) to improve PVC materials	December 10, 2014	Pending

207	201410746939.2	A preparation method of polylactic acid film	December 10, 2014	Pending

208	201410746804.6	A method of processing aids (ACR) improved PVC materials	December 10, 2014	Pending

209	201410746938.8	A high-retardant polyvinyl alcohol/Wood Flour Composites biomass	December 10, 2014	Pending

210	201410747264.3	A kind of microfluids device prepared by the technology of 3D-printing	December 10, 2014	Pending

211	201410747395.1	A modified high-performance carbon fiber composite materials	December 10, 2014	Pending

212	201410747376.9	A high strength,high modulus of PEEK composite material and preparation method	December 10, 2014	Pending

213	201410747406.6	The use of core-shell particles toughening PC and PBT resin	December 10, 2014	Pending

214	201410747079.4	A process for producing acrylic polyurethane high-solids coatings	December 10, 2014	Pending

215	201410747180.X	A preparation method of chemical vapor deposition method graphene films	December 10, 2014	Pending

216	201410747377.3	A preparation method of impact-resistant strain of modified polylactic acid materials	December 10, 2014	Pending

217	201410746979.7	A preparation method of low warpage ABS special 3D printing materials	December 10, 2014	Pending

218	201410747082.6	A process for producing fiber reinforced PA6 dedicated 3D printing materials processing using a special method	December 10, 2014	Pending

219	201410747055.9	Preparation of an enhanced flame retardant polyurethane composites	December 10, 2014	Pending

220	201410747097.2	A highly heat-resistant polylactic acid/Wood Flour Composites	December 10, 2014	Pending

221	201410746877.5	One kind of thermal evaporation method graphene Gec	December 10, 2014	Pending

222	201410747054.4	A high-mobility PVA/wood flour composite biomass	December 10, 2014	Pending

223	201410747062.9	An advantage of specially prepared by coupling treatment sio2 reinforced PEEK	December 10, 2014	Pending

224	201410747053.X	Glass fiber modified wearable Polyimide	December 10, 2014	Pending

225	201410747061.4	Sensor with high-performance fiber-reinforced PPS composites	December 10, 2014	Pending

226	201410747386.2	A ternary no return toughening copolymer of polylactic acid composite material and its preparation method	December 10, 2014	Pending

227	201410746978.2	A prepatation method of PEEK composite material	December 10, 2014	Pending

228	201410747379.2	A prepatation method of high performance PEEK/carbon fiber composite material	December 10, 2014	Pending

229	201510089885.1	A kind of suitable for 3D printing chest straps of polylactic acid materials and its preparation method	February 28, 2015	Pending

230	201510179994.2	A kind of alloy material for 3D printing	April 16, 2015	Pending

231	201510180170.7	A nylon base composite material for medical strap by 3D printing and the preparation method	April 17, 2015	Pending

232	201510180761.4	The prepatation method of a high toughness polylactic acid based composite material	April 17, 2015	Pending

233	201510180750.6	A kind of high performance PEEK/chopped carbon fiber composite material and the preparation method	April 17, 2015	Pending

234	201510180141.0	A method of preparation of water-soluble PLA support material for 3D printing	April 17, 2015	Pending

235	201510342647.7	A preparation method of ASA composite materials for 3D printing	June 19, 2015	Pending

236	201510342646.2	A preparation method of 3D printing support material of PVA with amylum filled	June 19, 2015	Pending

237	201510343479.3	A kind of suitable for 3D printing flexible material and its preparation method	June 20, 2015	Pending

238	201510343470.2	A kind of anionic catalytic method for preparation of PLA	June 20, 2015	Pending

239	201510343448.8	A kind of PBT/carbon fiber composite material and its preparation method	June 20, 2015	Pending

240	201510372972.8	A gear assembly line pen container	July 1, 2015	Pending

241	201510426518.6	A PCL materials for 3D printing	July 21, 2015	Pending

242	201510426034.1	A preparation methods of ASA composite materials for 3D printing	July 21, 2015	Pending

243	201510425925.5	A preparation methods of PA-12 composite materials for 3D printing	July 21, 2015	Pending

244	201510425923.6	A kind Of chitosan fill the PVA support materials for 3D printing	July 21, 2015	Pending

245	201510425922.1	A kind Of PC/ABS alloy for 3D printing	July 21, 2015	Pending

246	201510425924.0	A 3D printing PA-12 composite materials and preparation methods	July 21, 2015	Pending

247	201510442249.2	A kind of flame retardant PEK-C composite materials	July 27, 2015	Pending

248	201510442250.5	A low-cost PEEK composite materials	July 27, 2015	Pending

249	201510444857.7	A ABS/carbon fiber composite materials for 3D printing	July 27, 2015	Pending

250	201510444970.5	A PLA/carbon fiber composite materials for 3D printing	July 27, 2015	Pending

251	201510513331.X	High flexibility and heat resistance of modified PLA material and its preparation method	August 20, 2015	Pending

252	201510513220.9	The preparation method of PLA composites with higher strength	August 20, 2015	Pending

253	201510516697.2	A kind of twin screw reactive extrusion method ring opening polymerization preparation of PLA	August 21, 2015	Pending

254	201510516595.0	A preparation methods of biodegradable PP composite materials	August 21, 2015	Pending

255	201510513963.6	A PLA/PCL materials for 3D printing	August 21, 2015	Pending

256	201510513964.0	A kind of high toughness PC/PLA base alloy and its preparation method	August 21, 2015	Pending

257	201510513965.5	A preparation methods of PLA/carbon fiber composite cable	August 21, 2015	Pending

258	201510513987.1	A kind of high toughness ABS/PLA base alloy and its preparation method	August 21, 2015	Pending

259	201510513507.1	A low hardness material for 3D printing and its preparation method	August 21, 2015	Pending

260	201510513381.8	The preparation method of high toughness PLA composites	August 21, 2015	Pending

261	201510517574.0	A water-soluble 3D printing support material and its preparation method	August 22, 2015	Pending

262	201510516891.0	A kind of biodegradable plastic material	August 22, 2015	Pending

263	201510516892.5	A 3D printing with PLA wood plastic composite material and its preparation method	August 22, 2015	Pending

264	201510518210.4	A kind of modified carbon fiber reinforced PEK-C composite materials	August 24, 2015	Pending

265	201510529229.9	The preparation method of PLA by glue lactide ring-opening polymerization	August 26, 2015	Pending

266	201510529324.9	A kind of alloy material for 3D printing	August 26, 2015	Pending

267	201510529386.x	The preparation method of PLA by catalytic organic molecules	August 26, 2015	Pending

268	201510596493.4	A straw filling masterbatch for car and its preparation method	Septemer 19, 2015	Pending

269	201510596494.9	A preparation methods of PA-12 composite materials for 3D printing	Septemer 19, 2015	Pending

270	201510596496.8	A kind of PC/PLA alloy for 3D printing	Septemer 19, 2015	Pending

271	201510596497.2	A PLA/PCLbased materials for 3D printing	Septemer 19, 2015	Pending

272	201510598127.2	A radiation-hardened PEK-C composite materials	Septemer 21, 2015	Pending

273	201510598096.0	A free aldehyde a two-component straw green adhesive and its preparation method	Septemer 21, 2015	Pending

274	201510598151.6	A kind of injection molding with straw powder/PP composite wood plastic material	Septemer 21, 2015	Pending

275	201510598097.5	A kind of flame retardant straw man-made composite panels and its preparation method	Septemer 21, 2015	Pending

276	201510605551.5	A high toughness,high liquidity PLA/PP alloy and its preparation method	Septemer 22, 2015	Pending

277	201510605549.8	A long natural fiber/PLA based composite materials and preparation methods	Septemer 22, 2015	Pending

278	201510605550.0	A highly transparent and heat resistant PLA based composite materials and preparation methods	Septemer 22, 2015	Pending

279	201510606502.3	Two-component chemically modified straw aldehyde-free adhesive and preparation method thereof	September 22, 2015	Pending

280	201510606502.3	A kind of chemical modification of two-component straw without adhesive and its preparation method	Septemer 23, 2015	Pending

281	201510620187.X	A straw in organic resin environmental protection plastic masterbatch and preparation method	Septemer 26, 2015	Pending

282	201510620222.8	A kind of high toughness of polyolefin/PLA based alloy material and its preparation method	Septemer 26, 2015	Pending

283	201510620223.2	A filler masterbatch containing straw fiber and its preparation method	Septemer 26, 2015	Pending

284	201510621223.4	A straw combined with compound wood plastic material and its preparation method	Septemer 28, 2015	Pending

285	201510625700.4	A kind of SEBS compound materials for 3D printing and preparation methods	Septemer 29, 2015	Pending

286	201510678417.8	A kind of suitable for 3D printing PP/SEBS composite materials	October 21, 2015	Pending

287	201510678508.1	A shock profile ASA modification and preparation metgod	October 21, 2015	Pending

288	201510678582.3	A 3D printing with imitation wood material and its preparation method	October 21, 2015	Pending

289	201510678609.9	A 3D printing in toughenning PLA material	October 21, 2015	Pending

290	201510682952.0	A werther resistance type ASA material preparation method	October 22, 2015	Pending

291	201510774246.9	A 3D printing with PA-12/carbon fiber composite material preparation method	November 14, 2015	Pending

292	201510776191.5	A PEEK composites used for 3D printing	November 16, 2015	Pending

293	201510781757.3	A PLA/PCL composite materials for 3D printing fixed with chest photo	November 17, 2015	Pending

294	201510781758.8	Carbon fiber reinforced polylactic acid/hydroxyapatite composite material preparation method	November 17, 2015	Pending

295	201510781822.2	A 3D printing for PVA/PLA composite materials	November 17, 2015	Pending

296	201510781729.1	A 3D printing to atrengthen PLA material	November 17, 2015	Pending

297	201510781986.5	A 3D printing use environmental protection material and its preparation method	November 17, 2015	Pending

298	201510800422.1	A straw packaging products and its preparation method	November 20, 2015	Pending

299	201510800686.7	A straw biodegradable green tableware and its preparation method	November 20, 2015	Pending

300	201510801217.7	A kind of plant fiber modified PP composite material and its preparation process	November 20, 2015	Pending

301	201510802664.4	A carbon fiber thermoplastic composites material and its preparation method	November 20, 2015	Pending

302	201510807808.5	A long natural fiber/polylactic acid based composite material preparation method	November 23, 2015	Pending

303	201510995641.X	A highly transparent heat-proof PLA based composite material preparation method	December 30, 2015	Pending

304	201510995643.9	A kind of starch based biodegradable plastics and its preparation method	December 30, 2015	Pending

305	201510995644.3	Carbon fiber reinforced halogen-free flame retardant PBT composite material and its preparation method	December 30, 2015	Pending

306	201510995642.4	A kind of high toughness polylactic acid based composite material preparation method	December 30, 2015	Pending

307	201510995630.1	A kind of carbon fiber reinforced halogen-free flame retardant PA66 composite materials and preparation methods	December 30, 2015	Pending

308	201510994720.9	The preparation method of PLA/PP bicomponent fiber filtering material and products	December 30, 2015	Pending

309	201510994697.3	Carbon fiber reinforced polylactic acid/hydroxyapatite composite material preparation method	December 30, 2015	Pending

310	201510994695.4	The preparation method of the high toughness PP composites	December 30, 2015	Pending

311	201510994693.5	The method of preparation of polypropylene fiber	December 30, 2015	Pending

312	201510994680.8	A kind of high strength polypropylene fiber and its manufacturing method	December 30, 2015	Pending

313	201510994684.6	The preparation method of high toughness PLA composites	December 30, 2015	Pending

314	201510994685.0	A synthetic PLA composite and its preparation method	December 30, 2015	Pending

315	201610070676.7	A poly lactic acid/starch/straw powder bio based biodegradable composite material and its preparation method	February 2, 2016	Pending

316	201610070677.1	A kind of straw degradable plastic film and its preparation method	February 2, 2016	Pending

317	201610070678.6	A kind of biodegradable polylactic acid protection film and its preparation method	February 2, 2016	Pending

318	201610069556.5	A kind of glass fiber reinforced polyetheretheketone 3D printing supplies and preparation method thereof	February 2, 2016	Pending

319	201610068969.1	A preparation method of high toughness PP wood plastic composite materials	February 2, 2016	Pending

320	201610068519.2	A kind of PBS/PHB material for 3D pringting and its preparation method	February 2, 2016	Pending

321	201610068060.6	A kind of wood material for 3D printing and its preparation method	February 2, 2016	Pending

322	201610068028.8	A kind of human pipeline support for controllable safety PLA/PCL composite material	February 2, 2016	Pending

323	201610073952.5	A 3D printing metal PA-12 composite material and its preparation method	February 3, 2016	Pending

324	201610073923.9	A friction-resistant PEEK composite material and its preparation method	February 3, 2016	Pending

325	201610073921.X	Carbon fiber reinforced halogen-free flame-retardant polypropylene composite material and preparation method thereof	February 3, 2016	Pending

326	201610073932.8	High-toughness polylactic acid-based composite material and preparation method thereof	February 3, 2016	Pending

327	201610073922.4	A composite material suitable for 3D printing and its preparation method	February 3, 2016	Pending

328	201610073908.4	A 3D printing metal PA-12 composite material and its preparation method	February 3, 2016	Pending

329	201610117815.7	A kind of PBS/carbon material composite wire used for 3D printing and its preparation method	February 3, 2016	Pending

330	201610117079.5	A kind of PA-12 wood plastic composite powder for 3D printung and its preparation method	February 3, 2016	Pending

331	201610117080.8	A kind of preparation of the 3D printing technology based on medical lesions	February 3, 2016	Pending

332	201610117081.2	A kind of environmental protection engineering plastics for automobile	February 3, 2016	Pending

333	201610117082.7	A kind of environmental protection engineering plastics for plate	February 3, 2016	Pending

334	201610117083.1	A kind of automobile sheet witn the 3D printing technology	February 3, 2016	Pending

335	201610117084.6	A preparation method and application of glass fiber reinforced polylactic acid composite material	February 3, 2016	Pending

336	201610117085.0	A kind of biodegradable thoughening heat-resistant polylactic acid modified resin and its preparation method	February 3, 2016	Pending

337	201610117087.X	A kind of degradable plastic film and its preparation method	February 3, 2016	Pending

338	201610117088.4	Preparation method of wood plastic composite materials PP	February 3, 2016	Pending

339	201610117151.4	A kind of low cost straw polyethylene film and its preparation method	February 3, 2016	Pending

340	201610117090.1	A shape of thermotropic polymers material with memoty	February 3, 2016	Pending

341	201610072317.5	An enhanced impact modification of polylactic acid material and its preparation method	February 3, 2016	Pending

342	201610073497.9	The medical adjustable chest abdomen fixing belt based on FDM printing technology	February 3, 2016	Pending

343	201610073495.X	A kind of environmental protection type plastic pipe and its preparation method	February 3, 2016	Pending

344	201610071902.3	A kind of modified PET material and its preparation method	February 3, 2016	Pending

345	201610117815.7	A PBS/carbon composite wire for 3D printing	March 3, 2016	Pending

346	201610208548.4	A preparation of the 3D printing technology of medical equipment based on the elbow	April 6, 2016	Pending

347	201610208432.0	A kind of PA12/PA6 alloy material powder for 3D printing	April 6, 2016	Pending

348	201610208393.4	A kind of heat resistant PEEK composite material	April 6, 2016	Pending

349	201610208232.5	A starch based degradable biological plastic PP and the preparation method thereof	April 6, 2016	Pending

350	201610207898.9	A kind of Environment friendly type poly lactic acid film and the preparation method thereof	April 6, 2016	Pending

351	201610206661.9	A kind of high transparent heat-resistant polylactic acid composite material preparation method	April 6, 2016	Pending

352	201610206640.7	A kind of degradable straw polyethylene film and the preparation method thereof	April 6, 2016	Pending

353	201610205122.3	Method for preparing poly lactic acid foaming material by supercritical carbon dioxide autoclave pressure method	April 6, 2016	Pending

354	201610205124.2	A kind of shape memory polymer material of poly and its preparation method	April 6, 2016	Pending

355	201610209379.6	A kind of Glass fiber reinforced 3D printing plate	April 7, 2016	Pending

356	201610208583.6	A kind of environmental protection engineering plastic for pipe	April 7, 2016	Pending

357	201610209276.X	A kind of PBS/PBC printing 3D material and the preparation method thereof	April 7, 2016	Pending

358	201610286746.2	A kind of environmental protection engineering plastic for automobile	May 4, 2016	Pending

359	201610286257.7	A kind of environmental protection engineering plastic for plate	May 4, 2016	Pending

360	201610283803.1	A kind of environmental protection engineering plastic for pipe	May 4, 2016	Pending

361	201610291430.2	A PLA biodegradable plastic product material	May 5, 2016	Pending

362	201610291430.2	A kind of biodegradable plastic materials PLA	May 5, 2016	Pending

363	201610291432.1	A kind of degradable shape memory lumen inner bracket and the preparation method thereof	May 5, 2016	Pending

364	201610291019.5	Thermally conductive PBT composite material with shielding function and its preparation method	May 5, 2016	Pending

365	201610290594.3	A kind of Environment friendly polyethylene film and itspreparation method	May 5, 2016	Pending

366	201610287792.4	A kind of preparation method of high toughness PP wood plastic composite materials	May 5, 2016	Pending

367	201610288368.1	A kind of long fiber reinforced nylon composite material and the preparation method thereof	May 5, 2016	Pending

368	201610293135.0	Preparation of starch based degradable plastics reinforced with rice husk powder and talc powder	May 6, 2016	Pending

369	201610291575.2	A kind of special material for 3D printing lamp	May 6, 2016	Pending

370	201610291576.7	A kind of wood material for 3D printing and preparation method thereof	May 6, 2016	Pending

371	201610291577.1	A carbon fiber composite material suitable for 3D printing	May 6, 2016	Pending

372	201610339418.4	Support material that can be used for 3D printing and preparation method thereof	May 20, 2016	Pending

373	201610381752.6	A kind of functional type polyethylene film material and preparation method thereof	June 1, 2016	Pending

374	201610380998.1	A method for preparing medical lactide	June 1, 2016	Pending

375	201610380992.4	A kind of flexible material suitable for 3D printing chest and abdomen fixing band and the preparation method thereof	June 1, 2016	Pending

376	201610381002.9	A kind of environmental protection engineering plastic for automobile	June 1, 2016	Pending

377	201610381001.4	A kind of anti bending PEEK composite material	June 1, 2016	Pending

378	201610380997.7	A kind of preparation method of talc PP composite wood	June 1, 2016	Pending

379	201610380999.6	A kind of PBT composite flame retardant material and its preparation method	June 1, 2016	Pending

380	201610380993.9	A kind of environmental protection material for 3D printing and the preparation method thereof	June 1, 2016	Pending

381	201610380995.8	A kind of PBS/C printing 3D material and preparation method thereof	June 1, 2016	Pending

382	201610381000.X	A kind of PA12/PA66 alloy material powder for 3D printing	June 1, 2016	Pending

383	201610381706.6	A kind of full biological degradation heat resistant poly lactic acid foaming material and the preparation method thereof	June 3, 2016	Pending

384	201610381709.X	A kind of high performance long fiber reinforced nylon composite material and the preparation method thereof	June 3, 2016	Pending

385	201610443577.9	Special material for ABS/PC 3D consumables and preparation method thereof	June 21, 2016	Pending

386	201610442209.2	Special material for modified nylon 3D consumables and preparation method thereof	June 21, 2016	Pending

387	201610515567.1	A preparation method of flax fiber wood plastic PP composites	July 4, 2016	Pending

388	201610515566.7	A continuous glass fiber reinforced nylon material and its preparation method	July 4, 2016	Pending

389	201610516932.0	A PBT/PC insulating thermal conductive composite materials	July 4, 2016	Pending

390	201610516931.6	An amphiphilic polymer based on oil phase inverse microemulsion preparation method	July 4, 2016	Pending

391	201610515565.2	A kind of low cost and high heat-resistant PEEK composites	July 4, 2016	Pending

392	201610516835.1	A uniform bubble hole high cushioning foaming materials preparation methods of PLA	July 5, 2016	Pending

393	201610519137.7	A heat-resistant environmental engineering plastics	July 5, 2016	Pending

394	201610516933.5	A straw plastic film and its preparation method	July 5, 2016	Pending

395	201610519136.2	A high performance with environmental protection engineering plastic pipes	July 5, 2016	Pending

396	201610536433.8	A kind of toughening for 3D printing plate material	July 11, 2016	Pending

397	201610536415.X	A 3D printing with ABS material and its preparation method	July 11, 2016	Pending

398	201610542588.2	A 3D printing chest straps of PLA/POE composite materials	July 12, 2016	Pending

399	201610593945.8	Reinforced and toughened nylon material that can be used for 3D printing and preparation method thereof	July 26, 2016	Pending

400	201610591739.3	Plant fiber filled modified polypropylene composite material and preparation method thereof	July 26, 2016	Pending

401	201610680072.4	A PA-12 composite powder for selective laser sintering 3D printing	August 18, 2016	Pending

402	201610680642.X	A kind of long fiber reinforced PP/nylon composite material and its preparation method	August 18, 2016	Pending

403	201610680069.2	A kind of flax fiber and rise husk powder preparation methods of wood plastic PP composites	August 18, 2016	Pending

404	201610680072.4	A kind of selective laser sintering of 3D printing with PA-12 composite powder	August 18, 2016	Pending

405	201610680068.8	A kind of suitable for 3D printing carbon fiber composite materials	August 18, 2016	Pending

406	201610680625.6	A kind of biomass polyethylene film and its preparation method	August 18, 2016	Pending

407	201610680094.0	A high-performance automotive environmental protection engineering plastics	August 18, 2016	Pending

408	201610680624.1	An efficient composite PBT guide the cooling material and its preparation method and application	August 18, 2016	Pending

409	201610680058.4	The treatment a lung targeted therapy drugs preparation of PLGA microspheres	August 18, 2016	Pending

410	201610680093.6	A kind of super toughness plank with environmental protection engineering plastic	August 18, 2016	Pending

411	201610680071.X	A supercritical CO2 micro foaming polylactic acid/wood powder composite materials	August 18, 2016	Pending

412	201610680636.4	A 3D printing in toughenning PLA material	August 18, 2016	Pending

413	201610680095.5	A kind of 3D printing neck gear nylon base composite material and its preparation method	August 18, 2016	Pending

414	201610714901.6	Polyamide 6 modified material that can be used for additive manufacturing and preparation method thereof	August 24, 2016	Pending

415	201610711148.5	Preparation of a plant fiber reinforced polypropylene compound composite material of different grades	August 24, 2016	Pending

416	201610827269.6	A modified polypropylene composite material with KT-1 as compatibilizer	September 18, 2016	Pending

417	201610826893.4	A preparation method of PLA by the lactide	September 18, 2016	Pending

418	201610827117.6	A kind of impact resistance PEEK composites	September 18, 2016	Pending

419	201610826923.1	A PLA material for 3D printing and its preparation	September 18, 2016	Pending

420	201610826922.7	A kind of thermoplastic starch/PLA foam and its production method	September 19, 2016	Pending

421	201610829136.2	A kind of thermal insulation flame retardant performance enhancing PBT plastics and its preparation method	September 19, 2016	Pending

422	201610829085.3	A 3D printing wood plastic composite material	September 19, 2016	Pending

423	201610828189.2	A TPU material for 3D printers and its preparation method	September 19, 2016	Pending

424	201610831955.0	A kind of SLS 3D printing PA-12/GB composite material	September 20, 2016	Pending

425	201610831722.0	A long glass fiber reinforced nylon material preparation and mechanical properties of research	September 20, 2016	Pending

426	201610832327.4	A newtype of PLA membrane material and its preparation method	September 20, 2016	Pending

427	201610831721.6	Toughening endurance of biodegradable polylactic acid modified resin and preparation method	September 20, 2016	Pending

428	201610831634.0	A permanent plastic tubing special material and its preparation method	September 20, 2016	Pending

429	201610831955.0	A SLS3D printing PA-12/GB composite material	September 20, 2016	Pending

430	201610875348.4	An ASA/PC alloy that can be used for additive manufacturing and its preparation method	Octoer 8, 2016	Pending

431	201610874802.4	Preparation method of high modulus plant fiber/polypropylene composite material	Octoer 8, 2016	Pending

432	201610909760.3	Preparation method of environment-friendly engineering plastic for high-strength pipe	October 19, 2016	Pending

433	201610909760.3	A Method for Preparing Environmental Engineering Plastics for High-strength Pipe	October 19, 2016	Pending

434	201610909762.2	A Method of Preparation of High-rigidity Engineering Plastics for Pipe	October 19, 2016	Pending

435	201610909905.x	A Methodfor preparing PP/SEBS for Rapid prototyping	October 19, 2016	Pending

436	201610909754.8	A Method of Preparation of PC/ABS for 3D Printing	October 19, 2016	Pending

437	201610909759.0	One Kind of Environmental Engineering Plastics for Lightweight Automobile	October 19, 2016	Pending

438	201610909903.0	A modified poly lactic and preparation method thereof	October 19, 2016	Pending

439	201610909926.1	A polymer gene drug carrier and its preparation method	October 19, 2016	Pending

440	201610909927.6	A multi-segmented polyurethane shape memory polymer material and its preparation method	October 19, 2016	Pending

441	201610910743.1	The invention relates to an environment - friendly film adsorption traditional tableware process and its preparation method	October 20, 2016	Pending

442	201610916278.2	Preparation of continuous glass fiber reinforced nylon composite materials	October 21, 2016	Pending

443	201610940275.2	Chopped glass fiber reinforced nylon consumable material and preparation method thereof	November 2, 2016	Pending

444	201610940316.8	An ABS/PC alloy modified material that can be used for additive manufacturing	November 2, 2016	Pending

445	201610943233.4	An eco-friendly tableware traditional film adsorption process for its preparation	November 2, 2016	Pending

446	201610943159.6	Environmental protection engineering plastic for weather resistant automobile	November 2, 2016	Pending

447	201610941346.0	The invention relates to an environment - friendly film adsorption hollowing tableware process and its preparation method	November 2, 2016	Pending

448	201610940316.8	A kind of material can be used to increase manufacturing ABS/PC alloy modified material	November 2, 2016	Pending

449	201610940275.2	A short cut glass fiber reinforced nylon material and its preparation method	November 2, 2016	Pending

450	201610961256.8	PA12/PA6/GB Alloy Material for SLS 3D Printing	November 5, 2016	Pending

451	201610960086.1	Preparation of continuous glass fiber reinforced nylon composite materials	November 5, 2016	Pending

452	201610971583.1	A Kind Composite Of PLA/TPU for 3D printing	November 7, 2016	Pending

453	201610971300.3	A kind of containing folic acid targeted polymer drug carrier and its preparation method	November 7, 2016	Pending

454	201610971345.0	A kind of shape memory polyurethane polymer materials and its synthesis process	November 7, 2016	Pending

455	201610971556.4	Heat conductive flame retardant poly ethylene terephthalate and preparation method thereof	November 7, 2016	Pending

456	201610999301.9	A kind of PEEK/PES composite material	November 15, 2016	Pending

457	201611001390.x	A low hardness composite material forRapid prototyping and the preparation method	November 17, 2016	Pending

458	201610999438.4	An environmental wood material for 3D printing and its preparation method	November 21, 2016	Pending

459	201610998812.9	A hydrolysis modified poly lactic fiber and the preparation method	November 21, 2016	Pending

460	201611088117.5	Environment-friendly scratch-resistant polypropylene material for automobile interior decoration and preparation method thereof	December 1, 2016	Pending

461	201611088126.4	High-performance plant fiber modified polypropylene composite material and preparation method thereof	December 1, 2016	Pending

462	201611088126.4	A high performance fiber modified polypropylene composite material and its preparation method	December 1, 2016	Pending

463	201611088117.5	A car interior with environmentally friendly scratch resistant polypropylene materials and preparation method	December 1, 2016	Pending

464	201611115376.2	Environmental protection engineering plastic for wear-resistant plate and preparation method thereof	December 7, 2016	Pending

465	201611122470.2	A kind of glass fiber reinforced PEEK/PES composite material	December 7, 2016	Pending

466	201611115376.2	A Method of Preparation of Abrasion resistance Engineering Plastics for Pipe	December 7, 2016	Pending

467	201611116482.2	A Method for Preparing Environmental Engineering Plastics for Weather resistance Pipe	December 7, 2016	Pending

468	201611115340.4	A shock polylactic acid material preparation method	December 7, 2016	Pending

469	201611149004.1	A PBT heat conduction and heat resisting material for an LED lamp socket	December 14, 2016	Pending

470	201611149041.2	Polypyrrolidone type of polymeric drug carrier micelles	December 14, 2016	Pending

471	201611149031.9	A kind offiber reinforced composite materials for 3D printing	December 14, 2016	Pending

472	201611149042.7	A modified ABS Resin for 3D Printing and Preparation Method	December 14, 2016	Pending

473	201611149148.7	Preparation of high content glass fiber reinforced nylon-66 composite materials	December 14, 2016	Pending

474	201611149005.6	An easy separation and environmental protection film is used for absorbing the hollow type tableware and the preparation method	December 14, 2016	Pending

475	201611114397.2	An environment - friendly Wood-plastic Composite for 3D printing	December 17, 2016	Pending

476	201710535406.3	Method for preparing fiber-reinforced polypropylene-based composite material	July 4, 2017	Pending

477	201710535349.9	Method for preparing glass fiber reinforced polypropylene composite material	July 4, 2017	Pending

478	201710535350.1	Carbon fiber prepreg and preparation method thereof	July 4, 2017	Pending

479	201710535381.7	A kind of high toughness flame-retardant PC/PLA alloy material preparation method	July 4, 2017	Pending

480	201710535349.9	A glass fiber reinforced polypropylene composite material preparation method	July 4, 2017	Pending

481	201710535350.1	A carbon fiberprepreg preleaching and preparation method	July 4, 2017	Pending

482	201710535381.7	A kind of high toughness flame-retardant PC/PLA alloy material preparation method	July 4, 2017	Pending

483	201710535406.3	A kind of glass fiber reinforced polypropylene base composite material preparation method	July 4, 2017	Pending

484	201710651178.6	Preparation method of glass fiber reinforced PA6/PA66 composite material	August 2, 2017	Pending

485	201710651146.6	Continuous glass fiber reinforced PA6 material and preparation method thereof	August 2, 2017	Pending

486	201710650880.0	Preparation of a PC/ABS alloy material suitable for the shell of charging pile	August 2, 2017	Pending

487	201710651176.7	Toughened wear-resistant plastic alloy material and preparation method	August 2, 2017	Pending

488	201710651178.6	Preparation of a glass fiber reinforced PA6/PA66Composites	August 2, 2017	Pending

489	201710650880.0	A Kind of preparation of appling to charging pile casing PC / ABS alloy material preparation	August 2, 2017	Pending

490	201710651176.7	A toughening wear-resistant plastic alloy material and preparation method	August 2, 2017	Pending

491	201710651146.6	Preparation of a continuous glass fiber reinforced PA6 material	August 2, 2017	Pending

492	201710784591.X	Preparation method of polyimide high temperature resistant composite material around aircraft engine	September 4, 2017	Pending

493	201710784584.X	Reinforced PA6 material resistant to warpage and deformation and preparation method thereof	September 4, 2017	Pending

494	201710784585.4	Preparation method of antistatic, halogen-free flame-retardant PC/ABS alloy material	September 4, 2017	Pending

495	201710784584.X	One kind of resistance to warpage reinforced PA6 material and preparation method	September 4, 2017	Pending

496	201710784585.4	An antistatic LSOH retardant PC / ABS alloy material and its preparation method	September 4, 2017	Pending

497	201710784591.X	Preparation method of an aircraft engine surrounding high temperature polyimide composites	September 4, 2017	Pending

498	201710784588.8	A silicone toughening polyphenylene sulfide material and its preparation method	September 4, 2017	Pending

499	201711379459.7	A kind of low odor PP material and its preparation method	December 20, 2017	Pending

500	201711418376.4	A kind of dried fruit shell powder modified composite material and its preparation method	December 25, 2017	Pending

501	201711417484.x	A kind of special material for high - cold charging pile housing and its preparation process	December 25, 2017	Pending

502	201711417479.9	A high strength long fiber reinforced nylon composite material and its preparation method	December 25, 2017	Pending

503	201711417482.0	A high-heat, high-resistant nylon composite	December 25, 2017	Pending

504	201711416491.8	A high strength PC/PET/PBT composite and preparation method	December 25, 2017	Pending

505	201711417052.9	A kind of scratch resistant PP material and its preparation method	December 25, 2017	Pending

506	201711417029.X	A kind of environment-friendly fire retardant PC engineering plastic material	December 25, 2017	Pending

507	201711417028.5	A hybrid fiber reinforced PBT composite and its preparation method	December 25, 2017	Pending

508	201711417027.0	A kind of mattefree-spraying plastic alloy material and its preparation method	December 25, 2017	Pending

509	201711416795.4	A high heat resistant ABS material and its preparation method	December 25, 2017	Pending

510	201711416793.5	An enhanced modified PA6 material and its preparation method	December 25, 2017	Pending

511	201711416792.0	A preparation method of high barrier plastic alloy material for packaging	December 25, 2017	Pending

512	201711416255.6	An electroplated PC/ABS alloy material and preparation method	December 25, 2017	Pending

513	201711416249.0	A kind of High Gloss ABS/PMMA composite material and its preparation method	December 25, 2017	Pending

514	201711428470.8	A preparation method of plant fiber polypropylene composite	December 26, 2017	Pending

515	201711427565.8	A kind of plant straw powder filled polypropylene polyethylene foamed composite material	December 26, 2017	Pending

516	201711426589.1	A straw powder modified polypropylene and its preparation method	December 26, 2017	Pending

517	201711426425.9	A preparation method of high strength straw fiber composite material	December 26, 2017	Pending

518	201711447338.1	Nylon material for additive manufacturing and preparation method thereof	December 27, 2017	Pending

519	201711444370.4	Toughened agricultural film composite material and preparation method thereof	December 27, 2017	Pending

520	201711444369.1	ABS/biomass composite material and preparation method thereof	December 27, 2017	Pending

521	201711447313.1	Plant fiber/PP composite material and preparation method thereof	December 27, 2017	Pending

522	201711444364.9	Toughened hemp fiber modified polypropylene composite material and preparation method thereof	December 27, 2017	Pending

523	201711439422.9	A kind of heat-resistant polylactic acid composite material and its preparation method	December 27, 2017	Pending

524	201711439395.5	A business card with polylactic acid composite material and its preparation method	December 27, 2017	Pending

525	201711492403.2	A selective laser sintered polyamide material powder and its preparation method	December 30, 2017	Pending

526	201711492102.X	SLS3D printing PA12/GB high fill composite powder	December 30, 2017	Pending

527	201711492033.2	A kind of flame retardant reinforced PLA composite and its preparation method	December 30, 2017	Pending

528	201711491978.2	A kind of plant fiber reinforced modified PLA composite material and its preparation method	December 30, 2017	Pending

529	201711491814.X	The preparation of a polylactic acid composite material	December 30, 2017	Pending

530	201711491600.2	Preparation of a biodegradable express bag and its method	December 30, 2017	Pending

531	201711496822.3	A low hardness composite material forRapid prototyping and the preparation method	December 31, 2017	Pending

532	201711496788.X	A nylon-based composite material suitable for 3D printed leg protectors	December 31, 2017	Pending

533	201711496762.5	Light curing device for preparing 3D printing portrait and preparation method thereof	December 31, 2017	Pending

534	201711496689.1	A modified ABS Resin for 3D Printing and Preparation Method	December 31, 2017	Pending

535	201711496639.3	PC/ABS material for 3D printing and preparation method	December 31, 2017	Pending

536	201711496595.4	HIPS composite material for 3D printing and preparation method	December 31, 2017	Pending

537	201711496564.9	A PLA/PCL 3D printing composite material	December 31, 2017	Pending

538	201711496532.9	High-toughness PLA material for 3D printing	December 31, 2017	Pending

539	201711496488.1	Preparation method of PETG modified material for 3D printing	December 31, 2017	Pending

540	201711496441.5	Preparation method of ABS modified material for 3D printing	December 31, 2017	Pending

541	201711496409.7	High toughness PC/ABS alloy material for 3D printing	December 31, 2017	Pending

542	201711493575.1	A selective laser sintering PA6 alloy powder material and its preparation method	December 31, 2017	Pending

543	201711493557.3	A selective laser sintering PA12 / PS alloy powder material	December 31, 2017	Pending

544	201711493547.X	SLS3D printing PA12 coated PA6 alloy material powder	December 31, 2017	Pending

545	201711493458.5	Preparation method of toughened polylactic acid composite material	December 31, 2017	Pending

546	201810003570.4	Toughened and water resistant starch plastic and preparation method thereof	January 3, 2018	Pending

647	201810288664.0	Preparation method of enhanced polylactic acid composite material	April 3, 2018	Pending

548	201810292551.8	ABS/PP alloy material for 3D printing and preparation method	April 4, 2018	Pending

549	201810398107.4	A modified PA66 composite material and its preparation method	April 27, 2018	Pending

550	201810398106.X	Heat-resistant long glass fiber reinforced nylon composite material and preparation method thereof	April 27, 2018	Pending

551	201810398108.9	Reinforced nylon 6 material resistant to warpage and deformation and preparation method thereof	April 27, 2018	Pending

552	201810399099.5	An impact resistant PC/PET/PBT composite	April 28, 2018	Pending

553	201810734946.9	Completely biodegradable polylactic acid-based blown film and preparation method thereof	July 6, 2018	Pending

554	201810803450.2	Device for preparing glass fiber reinforced nylon 66/nylon 6 composite material	July 20, 2018	Pending

555	201810591727.X	Antistatic, low-smoke, halogen-free flame-retardant PC/ABS alloy material and preparation process thereof	August 6, 2018	Pending

556	201810585196.3	Easy-to-peel environmental protection film and process for adsorbing bamboo chopsticks	August 6, 2018	Pending

557	201810585161.X	Long fiber reinforced thermoplastic composite material and preparation method thereof	August 6, 2018	Pending

558	201810585266.5	Polypropylene self-luminous material and preparation method thereof	August 6, 2018	Pending

559	201810591728.4	A PA/ABS alloy material for 3D printing and its preparation method	August 6, 2018	Pending

560	201910921954.9	A low moulding shrinkage PC composite material for 3D printing and preparation method thereof	September 27, 2019	Pending

561	201910921871.X	A high resistant PC/ASA alloy materrial for 3D printing and its preparation method	September 27, 2019	Pending

562	201910921807.1	A High melt index PC composite material for 3D printing and preparation method	September 27, 2019	Pending

563	201910921795.2	A high modulus, high impact and high flow polypropylene composite material and its preparation method	September 27, 2019	Pending

564	201910921708.3	A High performance PLA/fibrilia composite material and its preparation method	September 27, 2019	Pending

565	201910986845.5	A Low Temperature Resistance and Enhanced PA56/PA6 Composite and Its Preparation Method	October 17, 2019	Pending

566	201910986844.0	A high impact , flame-retardant and high strength polycarbonate composite material and its preparation method	October 17, 2019	Pending

567	201910985944.1	A high modulus, high flow and high impact polypropylene glass fiber toughened composite material and its preparation method	October 17, 2019	Pending

568	201910985942.2	A Nylon 6 Composite Material with High Toughness, High Heat Resistance and Easy Demoulding Toughening and Its Preparation Method	October 17, 2019	Pending

569	201910985943.7	A graphene modified polypropylene composite material for automobile bumper and its preparation method	October 17, 2019	Pending

570	201910986844.0	High-impact flame-retardant reinforced polycarbonate composite material and preparation method thereof	October 22, 2019	Pending

571	201910986845.5	Low temperature resistant reinforced PA56/PA6 composite material and preparation method thereof	October 22, 2019	Pending

572	201910921795.2	High-rigidity, high-toughness, high-flow polypropylene composite material and preparation method thereof	October 22, 2019	Pending

573	201910921807.1	High-melting index PC composite material for 3D printing and preparation method thereof	October 22, 2019	Pending

574	201910921871.X	High heat-resistant PCASA alloy material for 3D printing and preparation method thereof	October 22, 2019	Pending

575	201910985943.7	Polypropylene composite material for graphene modified bumpers and preparation method thereof	October 22, 2019	Pending

576	201910985942.2	High tenacity, yellowing resistance, easy demoulding and toughening nylon 6 composite material and preparation method thereof	October 22, 2019	Pending

577	201910985944.1	High-modulus, high-flow, high-impact glass fiber reinforced polypropylene composite material and preparation method thereof	October 22, 2019	Pending

578	201910921954.9	Low-shrinkage PC composite material for 3D printing and preparation method thereof	October 22, 2019	Pending

579	201910921708.3	A high-performance PLA/hemp fiber composite material and its preparation method	October 22, 2019	Pending

580	201911322321.2	Mineral fiber composite reinforced nylon material with low shrinkage rate and water absorption rate and preparation method thereof	October 22, 2019	Pending

581	201911322127.4	High-performance PBS/mineral composite material and preparation method thereof	October 22, 2019	Pending

582	201911322092.4	High wear-resistant bio-based PA56 composite material and preparation method thereof	October 22, 2019	Pending

583	201911322324.6	A high-performance PLA/mineral composite material and its preparation method	October 22, 2019	Pending

584	201911036467.0	A high gloss and high impact PC / ASA alloy material and its preparation method	October 29, 2019	Pending

585	201911036473.6	A high-gloss, reinforced polypropylene composite material and its preparation method	October 29, 2019	Pending

586	201911036493.3	A PP and PA6 blend modified composite and its preparation method	October 29, 2019	Pending

587	201911036986.7	A Polypropylene Composite With High Gloss And Toughness And Its Preparation Method	October 29, 2019	Pending

588	201911036987.1	A low VOC, scratch-resistant polypropylene composite material and its preparation method	October 29, 2019	Pending

589	201911322087.3	A high toughness automobile paint resistant pcabs alloy material and its preparation method	December 20, 2019	Pending

590	201911322324.6	A High performance PLA/mineral composite material and its preparation method	December 20, 2019	Pending

591	201911322069.5	A high modulus, high impact and high flow polypropylene composite material and its preparation method	December 20, 2019	Pending

592	201911322091.X	A high modulus, high flow nylon glass fiber toughened composite material and its preparation method	December 20, 2019	Pending

593	201911322073.1	A Low-odor and Low-VOC Polypropylene Composite and Its Preparation Method	December 20, 2019	Pending

594	201911322086.9	Low warpage, precipitation resisitance halogen-free flame retardant Acrylonitrile Butadiene Styrene composite material and its preparation method	December 20, 2019	Pending

595	201911322075.0	A high impact and high modulus nylon composite and its preparation method	December 20, 2019	Pending

596	201911322074.6	Halogen-free flame retardant, low floating fiber reinforced polypropylene composite material and its preparation method	December 20, 2019	Pending

597	201911322092.4	A High Wear Resistant Bio-Based PA56 Composite and Its Preparation Method	December 20, 2019	Pending

598	201911322125.5	Light weight,environmental protection,flame retardant and aging resistant polypropylene composite material and its preparation method	December 20, 2019	Pending

599	201911322124.0	A low temperature impact resistant PC/ABS composite material and its preparation method	December 20, 2019	Pending

600	201911322087.3	A high toughness pcabs alloy material resistant to automobile paint and its preparation method	December 20, 2019	Pending

601	201911322088.8	A Low Temperature Resistance and Fall-resistant Box Body Material And Its Preparation Method	December 20, 2019	Pending

602	201911322127.4	High performance PBS/mineral composite material and its preparation method	December 20, 2019	Pending

603	201911322128.9	The high impact, high flow3D-printed PS material and its preparation method	December 20, 2019	Pending

604	201911322322.7	A high impact , flame-retardant and high strength PC/ABS composite material and its preparation method	December 20, 2019	Pending

605	201911322321.2	A Method Of Preparation Of Glass Fiber And Talc Reinforced Nylon With Low Shrinkage And Water Absorption	December 20, 2019	Pending

606	201911322323.1	The invention relates to a graphene modified antistaic polypropylene composite material and its preparation method thereof	December 20, 2019	Pending

607	201911322331.6	A high modulus , flame-retardant and high strength nylon composite material and its preparation method	December 20, 2019	Pending

608	201911345326.7	An impact-resistance PC/PBT composite material and its preparation method	December 24, 2019	Pending

609	201911347542.5	A high modulus, high impact and high flow polypropylene composite material and its preparation method	December 24, 2019	Pending

610	201911036987.1	Low-VOC, scratch-resistant polypropylene composite material and preparation method thereof	December 26, 2019	Pending

611	201911036986.7	High-gloss, high-toughness polypropylene composite material and preparation method thereof	December 26, 2019	Pending

612	201911036493.3	PP and PA6 blended modified composite material and preparation method thereof	December 26, 2019	Pending

613	201911036473.6	High-gloss reinforced polypropylene composite material and preparation method thereof	December 26, 2019	Pending

614	201911036467.0	High-gloss and high-impact PC-ASA alloy material and preparation method thereof	December 26, 2019	Pending

615	202011008595.7	PC-PET composite material for automobile heat dissipation grid and preparation method thereof	June 22, 2020	Pending

616	202010570453.3	A high-flow fiber reinforced nylon 6 composite material	June 22, 2020	Pending

617	202010570364.9	Glass fiber reinforced PA6 composite material for automobile radiator grille and preparation method thereof	June 22, 2020	Pending

618	202010604631.X	Flame retardant antistatic pa56 composite and its preparation method	June 29, 2020	Pending

619	202010604632.4	A reinforced bio based pa56 composite and its preparation method	June 29, 2020	Pending

620	202010606254.3	A silver free spraying PC / ABS composite and its preparation method	June 29, 2020	Pending

621	202010604636.2	A halogen free flame retardant antistatic PA6 / GF COMPOSITE and its preparation method	June 29, 2020	Pending

622	202010604643.2	A oil resistant and scratch resistant polypropylene composite and its preparation method	June 29, 2020	Pending

623	202010604635.8	A heat resistant and high toughness PLA composite and its preparation method	June 29, 2020	Pending

624	202010604651.7	A high performance PLA / cellulose nanofiber composite and its preparation method	June 29, 2020	Pending

625	2020106062558.0	A nylon composite with high heat resistance and low warpage and its preparation method	June 29, 2020	Pending

626	202010606266.6	A low odor scratch resistant polypropylene composite and its preparation method	June 29, 2020	Pending

627	202010604644.7	A low warpage and high impact PC material for 3D printing and its preparation method	June 29, 2020	Pending

628	202010604644.7	A low warpage and high impact PC material for 3D printing and its preparation method	June 29, 2020	Pending

629	202010606266.6	A low odor scratch resistant polypropylene composite material and its preparation method	June 29, 2020	Pending

630	202010606255.8	A nylon composite material with high heat resistance and low warpage and its preparation method	June 29, 2020	Pending

631	202010604651.7	A high performance PLA / cellulose nanofiber composite material and its preparation method	June 29, 2020	Pending

632	202010604635.8	A heat resistant and high toughness PLA composite material and its preparation method	June 29, 2020	Pending

633	202010604643.2	A oil resistant and scratch resistant polypropylene composite and its preparation method	June 29, 2020	Pending

634	202010604636.2	A halogen free flame retardant antistatic PA6 / GF COMPOSITE and its preparation method	June 29, 2020	Pending

635	202010606254.3	A silver free spraying PC / ABS composite and its preparation method	June 29, 2020	Pending

636	202010604632.4	A reinforced bio based pa56 composite and its preparation method	June 29, 2020	Pending

637	202010604631.X	A flame retardant antistatic pa56 composite and its preparation method	June 29, 2020	Pending

638	202011007100.9	A low cost PBAT composite for UV resistant film	September 23, 2020	Pending

639	202011008178.2	A starch filled PLA-PBAT biodegradable composite and its preparation method	September 23, 2020	Pending

640	202011006602.X	PLA composite for disposable cutlery	September 23, 2020	Pending

641	202011015504.2	A PLA biodegradable film and its preparation method	September 24, 2020	Pending

642	202011015684.4	A mesoporous material reinforced biodegradable material and its preparation method	September 24, 2020	Pending

643	202011173583.4	Preparation of PLA composite with high flow and toughness	October 28, 2020	Pending

644	202011172397.4	PLA composite for degradable straw	October 28, 2020	Pending

645	202011173519.1	A biodegradable poly (lactic acid) bio matrix composite	October 28, 2020	Pending

646	202011170829.8	A toughened PLA Composite	October 28, 2020	Pending

647	202011170820.7	PLA composite for degradable straw	October 28, 2020	Pending

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

We believe that the necessity, rigorousness, complexity and duration of the certification process make it difficult for outside competitors to enter the field in a short period of time. We had 688 certifications from automobile manufacturers as of December 31, 2020, which we believe is currently one of the largest portfolios of product certifications in the Chinese automobile modified plastics industry.

Sales and Marketing

Currently, our sales network focuses on the northeastern, northern, eastern and southwestern regions of China. We primarily sell to end customers through our approved distributors. To a less extent, we also sell directly to end customers. A typical customer development cycle starts when our R&D staff develops customized products for new end customers and obtains product certifications. These end customers are usually major automobile parts manufacturers who can only source from suppliers like China XD with product certifications granted by major automobile manufacturers. After we established relationships with these end customers and began to have large volume of transactions with them, we assign end customers to our approved distributors according to our internal policies. We also acquired end customers with our existing certifications from time to time. In 2020, approximately 82.9% of our sales were generated from approved distributors.

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

We have been actively engaging our distribution network with 11 distributors in 2020 and we believe we have good relationships with our distributors. We believe that we have been able to secure and maintain strong relationships with end customers due to our existing certifications, advanced technologies and high product quality, which establish a higher barrier to entry for others. Most of the end customer relationships will be developed through our own R&D and sales force and maintained by our R&D and sales professionals and our distributors. According to our distribution contracts, our distributors are prohibited from selling our competitors’ products and required to use the product certificate, brand name and package standards set by us during the distribution period. After the expiration of the distribution contracts in absence of renewal, we retain the customer relationships with end customers.

While the pricing volatility of our raw materials is a primary cause of cost variations in our products, we are generally able to pass the cost of price changes in our raw materials to our customers, although there are timing delays of varying lengths depending upon volatility of raw material prices, the type of products, competitive conditions and individual customer arrangements.

We sell our products substantially through approved distributors in the PRC. Our sales to our distributors are highly concentrated but have been gradually diversified in recent years. Sales to major distributors, which individually exceeded 10% of our revenues, accounted for approximately 9.3% and 10% of our revenues   for the years ended December 31, 2020 and 2019, respectively. We expect to reduce our distributor concentration over time, although revenues from these distributors are expected to continue to represent a substantial portion of our revenue in the future. Further information about our major distributors and the director customer, which individually exceeded 10% of our revenues, for the years ended December 31, 2020 and 2019, is set forth in Note 22  of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We have initiated our marketing efforts to develop new customers outside of China, in particular those in the UAE market. We have started offering certain high-end products, such as PA66 and long-chain Plastic Alloy, most manufactured in Heilongjiang plants and a small portion manufactured in Dubai plant since the second quarter of 2014. In January 2015, we completed and run the trial production in the plant in Dubai, UAE with additional 2,500 metric tons targeting high-end products for the overseas markets. We plan to serve customers in oversea markets from our Dubai Xinda plant. In order to develop potential overseas markets, Dubai Xinda obtained one leased property and two purchased properties, approximately 52,530 square meters in total, including one leased 10,000 square meters, and two purchased 20,206 and 22,324 square meters on January 25, 2015, June 28, 2016 and September 21, 2016, respectively, from Jebel Ali Free Zone Authority (“JAFZA”) in Dubai, UAE, with constructed building comprising warehouses, offices and service blocks. In addition to the earlier 10 trial production lines in Dubai Xinda, we completed installing 45 production lines with 11,250 metric tons of annual production capacity by the end of November 2018. As of December 31, 2020 , an additional 30 production lines with 7,500 metric tons of annual production capacity mainly targeted for ABS products, were still in the progress of redesigning upgrading and further equipment testing. The Company estimates 22 production lines will be put into production in the fourth quarter of 2021, 8 production lines will be put into production in the second quarter of 2022, and will then increase the total production capacity in Dubai Xinda to 21,250 metric tons, targeting high-end products for the overseas market.

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

Competition

The PRC automotive modified plastics industry is growing rapidly and highly fragmented with the top four domestic producers occupying less than approximately 28.8% of the market shares in 2018 according to Frost & Sullivan’s report. According to Frost & Sullivan’s report, in terms of sales volume and production capacity, we are one of the leading domestic specialized manufacturers of modified plastic for automobile parts in China, with a market share of approximately 7.7 % in 2020 and 5.4% in 2019. In 2020, our sales volume of automotive plastics was approximately 325,210 MT. As of December 31, 2020, our annual production capacity of automotive plastics was 405,450 MT.

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

Currently, the Company’s primary Chinese competitor in the automobile industry is Guangzhou Kingfa Science & Technology Co., Ltd. (“Guangzhou Kingfa”). Guangzhou Kingfa entered the automotive modified plastics market in 2006 and had a sales volume of 514,000 MT in 2018 with a market share of 11.7% in 2019, according to Frost & Sullivan’s report. Guangzhou Kingfa has the largest capacity expansion with 2.44 million MT annual production capacity, including 2.43 million MT annual modified plastics at the end of 2020  based on Guangzhou Kingfa’s public disclosure, but its utilization rate of production capacity is expected to be lower than that of China XD based on Frost & Sullivan’s report. Guangzhou Kingfa has much larger financial resources than HLJ Xinda Group and Sichuan Xinda. However, we believe that it is less focused in automotive sector and currently holds fewer number of product certifications for automotive modified plastic to the automobile industry compared to HLJ Xinda Group and Sichuan Xinda. Another top domestic manufacturer of modified plastic is Shanghai Pret Composites Co., Ltd. (“Shanghai Pret”), which focuses on the production of automotive plastics. It had a sales volume of 203,000 MT with a market share of 4.6% in 2019, according to Frost & Sullivan’s report.

Historically, the Chinese auto market predominantly used modified plastics manufactured overseas or in factories controlled by foreign companies, such as manufacturers from Germany, the US, the Netherlands and Japan. Although China’s automotive plastic market has been dominated by foreign or JV players, Chinese suppliers are continuing to gain market share. It is estimated that automotive plastics imported or manufactured by multinational and JV companies accounted for approximately 21.6 % of the total China automotive plastic supply in 2019  , decreased from 31.5% in 2014. JV manufacturers based in China in automotive plastics sector have been slow to invest and expand in China. Compared to non-domestic competitors including JV manufacturers, domestic manufacturers can benefit from the lower costs and geographical proximity in China. As local players continue to invest in research and development, enhance product quality and improve management skills, we believe that domestic production of automotive plastics will compete very favorably with the foreign competitors in terms of price, quality, services and delivery times and continue to replace imported plastics.

Our Competitive Strengths

We believe that the following competitive strengths continue to enable us to compete effectively in the automotive modified plastics market in the PRC:

●

Leading Market Position in an Industry with High Barrier to Entry. We believe that we are one of the China’s leading specialized manufacturers of modified plastic for automobile parts in terms of sales volume and production capacity, with a market share of approximately % the second TOP 10 largest in 2019.   The PRC automotive modified plastics industry is growing rapidly and is highly fragmented with the top three domestic producers occupying less than approximately 21.7% of the market share in 2019 .

We installed 50 new product lines in 2012 and 2013, which are utilized primarily for the manufacture of higher value-added modified plastics products. The lines increased the Company’s total production capacity by 135,000 MT to 390,000 MT per annum. In July 2017, the Company launched a new industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics, which was originally expected to be completed by the end of the second quarter of 2020. The reason for such delay is due to additional time for equipment installation and testing. As a result, our production capacity in Harbin, Heilongjiang was downgraded to 290,000 MT as of December 31, 2018. Due to the need for equipment upgrade and overhaul, our Harbin campus further downgraded its production capacity to 135,000 MT as of December 31, 2019, in Qinling Road Factory (“Qinling Road Project”) and Jiangnan Road Factory (“Jiangnan Road Project”), which was originally scheduled to be completed by end of the third quarter of 2020, to bring the production capacity in Harbin campus back to 390,000 MT. Simultaneously, our Harbin campus also included an industrial project for 300,000 metric tons of biological composite materials, an industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory, which was broken ground in December 2019 with four workshops. However, both production upgrade and new projects have been delayed due to the outbreak of the Covid-19 pandemic since early 2020.

In December 2013, we broke ground on the construction of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, which is expected to bring total domestic installed production annual capacity to 690,000 metric tons with the addition of 70 new production lines upon the completion of the construction of our fourth production plant. Sichuan Xinda has been supplying to its customers since 2013, mainly backed by production capacity in our Harbin production plant until we installed 50 production lines in the second half of 2016 at our Sichuan plant with production capacity of 216,000 metric tons during 2017. We installed an additional 10 production lines in July 2018, bringing the total capacity to 259,200 metric tons. As of December 31, 2020 , there is still construction ongoing on the site of our Sichuan plant for equipment installation, and we expect to put into production by the end of the first half of 2021.

In addition, we completed and run the trial production in the plant in Dubai, UAE with additional 2,500 metric tons targeting high-end products for the overseas markets. In order to develop potential overseas markets, Dubai Xinda obtained one leased property and two purchased properties, approximately 52,530 square meters in total, including one leased 10,000 square meters, and two purchased 20,206 and 22,324 square meters on January 25, 2015, June 28, 2016, and September 21, 2016, respectively, from Jebel Ali Free Zone Authority (“JAFZA”) in Dubai, UAE, with constructed building comprising warehouses, offices and service blocks.

As of December 31, 2020 our annual production capacity of automotive plastics totaled 405,450 MT, including 394,200 MT in domestic production bases and 11,250 in Dubai campus. In 2019, our sales volume of automotive plastics was approximately 360,072 MT, representing a decrease of 18.8% compared to that in 2019 , primarily because of the supply chain interruption caused by both the global COVID-19 pandeic and chip shortage since early 2020, Our overseas sales were nil in the year ended December 31, 2020  as compared to US$61.2 million in prior year also due to the above reference factors.

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

In addition, as a result of our consistent research and development efforts, we had 688 product certifications from major automotive manufacturers in the PRC as of December 31, 2020, which we believe is among the largest numbers of product certifications by any domestic player in China’s automotive plastics industry. Strict certification requirements and long certification periods result in high barriers to entry. Our current or potential competitors are required to obtain relevant product certifications from automotive manufacturers in order to compete with us. Each certification normally takes over two years to complete, and as a result, automotive manufacturers are reluctant to replace suppliers like us who have already received necessary certifications and proven consistent product quality. We believe that having one of the largest portfolios of product certifications in China allows us to strengthen our competitive position.

●	Long-Term Relationships with Reputable End Users. Our senior management has been involved in the business of modified plastics since 1985. We benefit from the industry connections and experience of our senior management, which have enabled us to establish long-term customer relationships and strong industry recognition. We are a qualified provider of high-quality automotive plastics, and have sold our products through plastic auto part manufacturers to many leading automotive manufacturers in China. Currently, our modified plastics are utilized in more than 29 automobile brands and 111 automobile models manufactured in China, including Audi, Mercedes Benz, BMW, Toyota, Buick, Chevrolet, Mazda, Volvo, Ford, Citroen, Jinbei, VW Passat, Golf, Jetta, etc. We believe that our brand and our products are well recognized and respected in China’s automotive modified plastics market.

●	Manufacturing facilities critical to the quality of products. We have in the past invested substantial time and resources in building state-of-the-art production lines to enhance our product quality. Our facilities have maintained ISO/TS16949, a certification of quality management systems specific to the automotive industry.

●	Strong Customer-Oriented R&D Capabilities. The modified plastics industry is characterized by rapid development and increasing demand for high quality products. We have strong R&D capabilities that allow us to successfully pass OEM automakers’ certification processes in the past and continually introduce new and high quality products to the market. Compared to international plastic supply models, which target larger scale applications of common plastics and involve less customization and specialization, we provide customer-oriented product development through our certification process. By working closely with our customers, we are able to adjust our product features to better satisfy the specific needs of each customer. To achieve this, we have staffed our R&D team with professionals, 24 of whom have Ph.D. and/or Master’s degrees. On average, our R&D employees have worked with us for more than three years, and some key experts have more than 10 years of experience in our industry. We have also cooperated with a number of the leading technology centers in China. Besides providing specialized research and development skills, these relationships help us formulate cutting edge research programs aimed at developing new technologies and applications in plastics engineering. We currently have 32 approved patents and 477 pending patent applications with the State Intellectual Property Office of the PRC, or SIPO.

●	Established Distribution Model. Through twelve distributors across China, we have established distribution networks that cover Northeast, North, Southwest and East China, with a current focus on Northeast China. We enter into distribution agreements with local distributors in areas where large automobile manufacturers are located. By leveraging the proximity of our distributors to the automobile manufacturers, we can enhance our relationships with our customers. Through the established sales channels, we can quickly respond to local market demand, address customer needs, enhance our ability to provide superior technological support and after-sales services, and lower our marketing expenses. At the same time, our distributors are responsible for the payments to us which is not contingent upon their cash collection from end customers. By actively managing our distribution network, we are also able to accelerate local market penetration and increase sales opportunities. For example, we entered the north China market in 2009 through a local distributor, one year earlier than we planned, and in 2013, we entered into the Southwest China market, and in 2014, we entered into South China and Central China market. For the year ended December 31, 2019, Northeast, East, North, Southwest, Central and South accounted for approximately 32.2%, 26.4%, 15.7%, 9.2%, 6.3% and 6.0% of our revenues, respectively.

●	Stable Presence to Overseas Market. The Company has tried to develop new overseas customers and has established a business relationship with an overseas customer in Ras Al Khaimah, UAE in fourth quarter of 2018. After a successful trial production at our production base in Dubai in November 2018, the Company has established business relationships with new customers in UAE and India, and shipped products to the end users in Europe and Southeast Asia. US$61.2 million products have been sold to overseas market, accounting for 4.2% of the total revenues for the year ended December 31, 2019.

●	Seasoned Management Team. Our senior management team and key personnel have extensive operating and industry experience. Mr. Han, our chief executive officer and president, founded our former affiliate Harbin Xinda Nylon Factory in 1985. With 30 years of industry experience, Mr. Han has in-depth knowledge and expertise in China’s modified plastics industry. Our chief executive officer, chief technology officer and chief operating officer have over 50 years combined experience in the modified plastics industry and we believe their extensive expertise and knowledge can well serve our customers.

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

Employees

China XD’s operations are organized into several operational departments including manufacturing, R&D, management, finance, sales, purchasing and marketing and others. As of December 31, 2020, there were 967 employees, including 450 in manufacturing, 118 in R&D, 155 in management, 19 in finance, 112 in sales, purchasing and marketing and 113 in other departments .

Available Information

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and registration statements, and any amendments thereto, with the Securities and Exchange Commission (“SEC”). All such filings are available online through the SEC’s website at http://www.sec.gov or on our corporate website at http://www.chinaxd.net. We make available free of charge, on or through our corporate website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. In addition, copies of the written charters for the committees of our board of directors and our Code of Business Conduct are also available on our website, and can be found under the Investor Relations-Corporate Governance links. Our website address is intended to be an inactive textual reference only, and none of the information contained on our website is part of this report or is incorporated in this report by reference.

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

In 2014, we embarked our entry into the international market by primarily marketing long carbon chain PA plastic alloy and high-performance modified PA66 products. After a successful trial production at our production base in Dubai in November 2018, we have established business relationships with new customers in UAE and India, and shipped products to the end users in Europe and Southeast Asia. We have experienced a delay in cash collection from a major customer in UAE. As of December 31, 2020, we   provided an allowance of US$62.8 million for the overdue accounts receivable from the major customer in UAE, as the customer failed to make payments under the agreed extended repayment plan.

We may not be able to manage our business expansion effectively, which could harm our business.

We have expanded rapidly by making substantial investments in new markets and geographic regions. For example, on March 17, 2017, we entered into a definitive agreement with People’s Government of Shunqing District, Nanchong City of Sichuan Province for the production of 300,000 metric tons of bio-composite materials and additive manufacturing and 20,000 metric tons of functional masterbatch, a high-end color additive process in plastics manufacturing. On July 21, 2017, HLJ Xinda Group entered into three investment agreements with the Management Committee of Harbin Economic- Technological Development Zone with respect to the industrial project for 300,000 metric tons of biological composite materials, the industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics and the industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory. We anticipate continuous expansion in our business by entering into new markets serving different industries and geographic regions. Such business expansion requires significant local management resources and personnel, knowledges and expertise in new markets and geographies and building relationship with local suppliers and clients. In order to manage the planned business expansion, we will be required to expand, train and manage our growing employee base. Furthermore, our management will be required to learn new markets and geographies and build relationship with local suppliers and clients. We cannot assure you that our current resources, knowledges and business relationships will be adequate to support our current expansion plans. If we are not successful in expanding our personnel, acquiring knowledge and expertise in the new markets and geographies and building relationship with local suppliers and clients, our business may be materially and adversely affected.

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

The State Administration of Foreign Exchange (“SAFE”), has promulgated several regulations, including the Circular on Relevant Issues Relating to Domestic Resident’s Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular No. 37, in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to any change of basic information (including change of such PRC citizens or residents, name and operation term), increases or decreases in investment amount, transfers or exchanges of shares, or mergers or divisions. SAFE Circular 37 is issued to replace the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments via Overseas Special Purpose Vehicles, or SAFE Circular No. 75.

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

Under the PRC EIT Law, we and/or Favor Sea (BVI) may be classified as a “resident enterprise” of the PRC. Such classification could result in tax consequences to us, our non-PRC resident shareholders and Favor Sea (BVI).

On March 16, 2007, the National People’s Congress approved and promulgated the PRC Enterprise Income Tax Law (“EIT Law”), which took effect on January 1, 2008. Under the EIT Law, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” and subject to the uniform 25% enterprise income tax rate on global income. The implementing rules of the EIT Law define “de facto management bodies” as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise; however, due to the short history of the EIT Law and lack of applicable legal precedents, it remains unclear whether the PRC tax authorities would deem our managing body as being located within China, or whether we or our non-PRC subsidiaries would be deemed as resident enterprises of the PRC.

If the PRC tax authorities determine that we, Favor Sea Limited, a British Virgin Islands corporation (“Favor Sea (BVI)”) and/or Xinda Holding (HK) Company Limited, a Hong Kong corporation (“Xinda HK”), are “resident enterprises” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. We, Favor Sea (BVI) and/or Xinda HK may be subject to enterprise income tax at a rate of 25% on our, Favor Sea (BVI)’s and/or Xinda HK’s worldwide taxable income, as well as PRC enterprise income tax reporting obligations. However, under the EIT Law and its implementing rules, dividends paid between “qualified resident enterprises” are exempt from enterprise income tax. As a result, if we, Favor Sea (BVI) and Xinda HK are treated as PRC “qualified resident enterprises,” all dividends paid from HLJ Xinda Group to Xinda HK, from Xinda HK to Favor Sea (BVI) and from Favor Sea (BVI) to us may be exempt from PRC tax. Otherwise, all dividends paid from HLJ Xinda Group to Xinda HK, from Xinda HK to Favor Sea (BVI) and from Favor Sea (BVI) to us may be subject to withholding tax under the EIT Law and its implementing rules.

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

Under the EIT Law and its implementation rules, dividends payable by a foreign-invested enterprise in China to its shareholders that are “non-resident enterprises” are subject to a 10% withholding tax, unless such shareholders’ jurisdiction of incorporation has a tax treaty with China that provides for a preferential arrangement. Pursuant to the Notice of the SAT on Issuing the Table of Tax Rates on Dividends in Treatises, or Notice 112, which was issued on January 29, 2008, the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, or the Double Taxation Arrangement (Hong Kong), which became effective on December 8, 2006, such withholding tax may be lowered to 5% if the PRC enterprise is at least 25% directly held by a Hong Kong enterprise. In October 2009, the SAT further issued the Notice on How to Understand and Determine the “Beneficial Owners” in Tax Treaties, or Circular 601. According to Circular 601, non-resident enterprises that cannot provide valid supporting documents as “beneficial owners” may not be approved to enjoy tax treaty benefits, and “beneficial owners” refer to individuals, companies or other organizations which are normally engaged in substantive operations. These rules also set forth certain adverse factors on the recognition of a “beneficial owner.” Specifically, they expressly exclude a “conduit company” that is usually established for the purposes of avoiding or reducing tax obligations or transferring or accumulating profits and not engaged in substantive operations such as manufacturing, sales or management, from being a “beneficial owner.” As a result, if we are treated as PRC “non-resident enterprises” under the EIT Law, then dividends from HLJ Xinda Group (assuming such dividends were considered sourced within the PRC) paid to us through Xinda HK may be subject to a reduced withholding tax at a rate of 5% if Xinda HK is determined to be Hong Kong tax residents and are considered to be “beneficial owners” that are generally engaged in substantive business activities and entitled to treaty benefits under the Double Taxation Arrangement (Hong Kong). Otherwise, we may not be able to enjoy the preferential withholding tax rate of 5% under the tax arrangement and therefore be subject to withholding tax at a rate of 10% with respect to dividends to be paid by HLJ Xinda Group (assuming such dividends were considered sourced within the PRC) to us through Xinda HK. Any such taxes on dividends could materially reduce the amount of dividends, if any, we could pay to our shareholders.

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

Pursuant to PRC laws and regulations, construction or expansion of a building or a production facility is subject to various permits and approvals from different government authorities. In connection with the construction of HLJ Xinda Group’s factory and production facilities, which has already been completed and put into operation, we obtained a project approval from Administration Committee of Harbin Economic and Technological & High-tech Development Zone and an approval for the environmental impact assessment report on the construction project of HLJ Xinda Group in 2003. In connection with the construction of Sichuan Xinda Group’s factory and production facilities which has been partially completed in the second half of 2016, we obtained the project approvals from Bureau of Development and Reform of Shunqing District, Nanchong City in 2013 and 2015, respectively. In connection with the Phase II construction of AL Composites which has been completed by the middle of 2016, we obtained the project approval from Engineering & Project Management Department, UAE region Economic Zones World (“EZW”) in June 2015, and the building permit from Department of Planning & Development, Ports, Customs & Free Zone Corporation, Government of Dubai in September 2015. In July 2017, HLJ Xinda Group launched new industrial development project with the Management Committee of Harbin Economic - Technological Development Zone for upgrading existing equipment for 100,000 metric tons of engineering plastics and building 300,000 metric tons of biological composite materials, an industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory. On December 21, 2017 and February 7, 2018, we got building and planning permit from Harbin Municipal Urban and Rural Bureau, respectively. Failure to obtain all necessary approvals/permits may subject us to various penalties, such as fines or being required to vacate from the facilities where we currently operate our business.

Increased environmental regulation in China could increase our costs of operation.

Certain processes utilized in the production of modified plastics result in toxic by-products. To date, the Chinese government has imposed only limited regulation on the production of these by-products, and enforcement of the regulations has been sparse. Recently, however, there is a substantial increase in focus on the Chinese environment, which has inspired considerable new regulation. Because we plan to export plastics to the U.S. and Europe in coming years, we have developed certain safeguards in our manufacturing processes to assure compliance with the environmental protection standard ISO/TS16949 Quality Assurance Standard, the European Union’s RoHS Standards and Germany’s PAHs Standards. Furthermore, have applied for the U.S.’s UL Safety Certification, ISO14001 Environmental Management System Certification and OHSAS18001 Occupational Health Management System Certification This compliance regimen brings us into compliance with all Chinese environmental regulations. Additional regulation, however, could increase our cost of doing business, which would impair our profitability.

Recent joint statement by the SEC and the Public Company Accounting Oversight Board (United States), or the PCAOB, proposed rule changes submitted by Nasdaq, and the newly enacted Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to the trading of our common stock on U.S. stock exchanges, including the possibility that our securities can be delisted if the PCAOB cannot inspect or fully investigate our auditor.

On April 21, 2020, the SEC Chairman and PCAOB Chairman, along with other senior SEC staff, released a joint statement highlighting the risks associated with investing in companies based in or have substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

On May 18, 2020, Nasdaq filed three proposals with the SEC to (1) apply minimum offering size requirement for companies primarily operating in “Restrictive Market,” (2) adopt a new requirement relating to the qualification of management or board of director for Restrictive Market companies, and (3) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the company’s auditor.

On June 4, 2020, the U.S. President issued a memorandum ordering the President’s working group on financial markets to submit a report to the President within 60 days of the date of the memorandum that should include recommendations for actions that can be taken by the executive branch and by the SEC or PCAOB to enforce U.S. regulatory requirements on Chinese companies listed on U.S. stock exchanges and their audit firms. However, it remains unclear what further actions, if any, the U.S. executive branch, the SEC, and PCAOB will take to address the problem.

On August 6, 2020, the President’s working group released a report recommending that the SEC take steps to implement the five recommendations outlined in the report. In particular, to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfill its statutory mandate, the President’s working group recommended enhanced listing standards on U.S. stock exchanges. This would require, as a condition to initial and continued exchange listing, PCAOB access to work papers of the principal audit firm for the audit of the listed company. Companies unable to satisfy this standard as a result of governmental restrictions on access to audit work papers and practices in their jurisdiction may satisfy this standard by providing a co-audit from an audit firm with comparable resources and experience where the PCAOB determines it has sufficient access to audit work papers and practices to conduct an appropriate inspection of the co-audit firm. The report permits the new listing standards to provide for a transition period until January 1, 2022 for listed companies, but would apply immediately to new listings once the necessary rulemakings and/or standard-setting are effective.

On August 10, 2020, the SEC announced that the SEC Chairman had directed the SEC staff to prepare proposals in response to the report of the President’s working group, and that the SEC was soliciting public comments and information with respect to the development of these proposals.

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act, or the Act. The Act was approved by the U.S. House of Representatives on December 2, 2020. On December 18, 2020, the Act was signed into public law by the President of the United States. In essence, the Act requires the SEC to prohibit foreign companies from listing securities on U.S. securities exchanges if a company retains a foreign accounting firm that cannot be inspected by the PCAOB for three consecutive years, beginning in 2021. On March 24, 2021, the SEC announced that it had adopted interim final amendments to implement congressionally mandated submission and disclosure requirements of the Act. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report on Forms 10-K, 20-F, 40-F or N-CSR with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction.

The enactment of the Act and any additional actions, proceedings, or new rules resulting from these efforts to increase U.S. regulatory access to audit information could cause investors uncertainty for affected issuers and the price of our shares could be adversely affected, and we could face regulatory sanctions if we and our auditor are unable to meet the PCAOB inspection requirement.

The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firm’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections.

Our auditor, the independent registered public accounting firm that issues the audit report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States, pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is headquartered in Lakewood, Colorado and has been inspected by the PCAOB on a regular basis with the last inspection in 2019 with inspection report available in November 2021. However, the recent developments would add uncertainties to the trading of our shares on U.S. stock exchanges, including the possibility that our securities can be delisted if the PCAOB cannot inspect or fully investigate our auditor, and we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach, or experience as it relates to our audit.

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

Our former independent registered public accounting firm may be temporarily suspended from practicing before the SEC if unable to continue to satisfy SEC investigation requests in the future. If a delay in completion of our audit process occurs as a result, we could be unable to timely file certain reports with the SEC, which may lead to the delisting of our stock.

The vast majority of our sales are to customers in China, and we have all of our operations in China. Like many U.S. companies with significant operations in China, our former independent registered public accounting firm is located in China.

On January 22, 2014, Judge Cameron Elliot, an SEC administrative law judge, issued an initial decision suspending the Chinese member firms of the “Big Four” accounting firms, including our former independent registered public accounting firm, from practicing before the SEC for six months. In February 2014, the initial decision was appealed. While under appeal and in February 2015, the Chinese member firms of “Big Four” accounting firms reached a settlement with the SEC. As part of the settlement, each of the Chinese member firms of “Big Four” accounting firms agreed to settlement terms that include a censure, undertakings to make a payment to the SEC, procedures and undertakings as to future requests for documents by the SEC, and possible additional proceedings and remedies should those undertakings not be adhered to.

If the settlement terms are not adhered to, Chinese member firms of “Big Four” accounting firms may be suspended from practicing before the SEC which could in turn delay the timely filing of our financial statements with the SEC. Although we have engaged another qualified independent auditor to replace our former independent registered public accounting firm, any delay in such transition could cause a delinquency in our filings with the SEC and may result in NASDAQ initiating procedures, which could adversely harm our reputation and have other material adverse effects on our overall growth and prospects.

We may fail to develop and maintain an effective system of internal controls over financial reporting. As a result, we may not be able to accurately report our financial results or prevent fraud and current and potential shareholders could lose confidence in the integrity of our financial reports, which could harm our business and the trading price of our common stock.

Prior to our listing on the US stock exchange, we were a private company with all business operations within China. Our accounting and reporting system was designed to satisfy local statutory requirements and internal management needs. Since we became a public company, our business has grown significantly over the years. Management concluded that our internal controls over financial reporting were ineffective as of December 31, 2020, due to one material weakness which relates to the lack of sufficient accounting and financial reporting personnel to formalize certain key controls over the financial reporting process and report financial information based on US GAAP and SEC reporting requirements.

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

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a tax on deemed repatriation of deferred foreign income. The Act also created a new minimum tax on certain future foreign earnings.

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

As of December 31, 20120 for U.S. federal income tax purposes, the Company owed U.S. federal income taxes of US$6,407 other than the above repatriation tax. There can be no assurance that the Internal Revenue Service (“IRS”) will not assess additional U.S. federal income taxes, interest and penalties on us.

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

As of December 31, 20120 HLJ Xinda Group operated three separate factories located at 9 Qinling Road (the “Qinling Road Factory”), 9 North Dalian Road (the “Dalian Road Factory”) and 9 Jiangnan First Road (the “Jiangnan Road Factory”), respectively. HLJ Xinda Group owns the titles to the land and premises of the Qinling Road Factory. HLJ Xinda Group leases the land and premises of the Dalian Road Factory from Harbin Xinda High-Tech Co., Ltd (“Xinda High-Tech”). HLJ Xinda Group is in the process of acquiring the titles to the land and premises at Jiangnan Road Factory. The Company expects the title transfer to be completed by the end of third quarter of 2021. HLJ Xinda Group’s leases was renewed to be expired on December 31, 2020. If we are unable to renew our lease on acceptable terms in due course or acquire the titles to the land and premises at Jiangnan Road Factory or if our lease is terminated by the lessor unilaterally for the Dalian Road Factory:

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

Particularly, we may not be able to pass through raw material cost increases to our customers on a timely basis and reflect such increases in the price of our products. We purchase various plastic resins, which are derived from petroleum or natural gas, to produce our modified plastics products. Cost of raw materials made up a vast majority of our cost of revenues in 2020 and 2019. The market prices of plastic resins may fluctuate due to changes in supply and demand conditions in that industry. Any shortage in supply of or significant increase in demand for plastic resins and additives may result in higher market prices and thereby increase our cost of revenues, and we may not be able to pass on increases in the prices of raw materials to our customers. Under the terms of our distributor agreements, we will only be able to increase the sales prices for our products if the cost of our raw materials increases by more than 5% on a cumulative basis. As a result, we may not be able to adjust our selling prices in a timely manner, and our inability to increase the selling prices of our products sold during the period in which the cumulative increases of the cost of our raw materials is less than 5% may reduce our profitability. Furthermore, other adverse developments such as increased competition may not allow us to pass through cost increases to our distributors at all. Any of the foregoing could have a material adverse effect on our margins, results of operations and financial condition. When expanding into new regions, we have taken and may continue to take marketing initiatives from time to time to offer sales incentives, including discounts, to increase market share. Such initiatives and measures have put and may continue to put pressure on our margins.

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

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. Dollar. Under the 2005 policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. Renminbi appreciated by more than 20% against the U.S. dollar between July 2005 and July 2008. Between July 2008 and June 2010, this appreciation halted and the exchange rate between the Renminbi and the U.S. dollar remained within a narrow band. Between July 2008 and June 2010, this appreciation halted and the exchange rate between the Renminbi and the U.S. dollar remained within a narrow band. On June 19, 2010, the People’s Bank of China decided to further promote the reform of the Renminbi exchange rate formation mechanism, and improve the flexibility of Renminbi exchange rate. The Company and its subsidiaries (both domestic and overseas) have debts denominated in foreign currencies, fluctuations in the exchange rates of Renminbi and Singapore dollar into foreign currencies creates exchange risk for the Company. With the internationalization process and RMB joining the SDR, RMB exchange rate may continue to fluctuate in the future. In August 2015, the People’s Bank of China perfected its midpoint rate determination mechanism, which led to a 2% depreciation of Renminbi against the U.S. dollar. However, it is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the Renminbi and the U.S. dollar in the future. There remains significant international pressure on the PRC Government to further liberalize its currency policy, which could result in further fluctuations in the value of the Renminbi against the U.S. dollar. However, there is no assurance that there will not be a devaluation of Renminbi in the future. If there is such devaluation, our debt servicing cost will increase and the return to our overseas investors may decrease.

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

On May 9, 2011, Harbin Xinda, a subsidiary of China XD, entered into a purchase agreement with Harbin Shengtong Engineering Plastics Co. Ltd. (“Harbin Shengtong”) as amended on June 1, 2011. The legal representative of Harbin Shengtong is a former employee of Harbin Xinda. Pursuant to the purchase agreement, Harbin Xinda will purchase from Harbin Shengtong land use rights and a plant consisting of five workshops, a building and certain ancillary facilities (the “Project”). Harbin Shengtong is responsible to complete the construction of the plant and workshops according to Harbin Xinda’s specifications. Once the Project is fully completed and accepted by Harbin Xinda, Harbin Shengtong shall transfer titles of the Project to Harbin Xinda. During the year ended December 31, 2014, the Project was completed. The total cost for the Project was RMB501.5 million. The titles of the five workshops are expected to transfer to the Company by the end of the third quarter of 2021.

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

In December 2013, we broke ground on the construction site of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, expecting to bring total domestic installed production capacity to 690,000 metric tons with the addition of 70 new production lines upon the completion of the construction of our fourth production plant. Sichuan Xinda has been supplying to its customers since 2013, mainly backed by production capacity in our Harbin production plant in its inception. We installed 50 production lines in the second half of 2016 in our Sichuan plant with production capacity of 216,000 metric tons during the year of 2017 and an additional 10 production lines in July 2018, bringing the total capacity to 259,200 metric tons. As of December 31, 2020, there is still construction ongoing on the site of our Sichuan plant which is expected to be completed by the end of the third quarter of 2022. The reason for such delay is due to additional time for equipment’s installation and test and building decoration.

In order to develop potential overseas markets, Dubai Xinda obtained one leased property and two purchased properties, approximately 52,530 square meters in total, including one leased property of 10,000 square meters, and two purchased two properties of 20,206 and 22,324 square meters on January 25, 2015, June 28, 2016 and September 21, 2016, respectively, from Jebel Ali Free Zone Authority (“JAFZA”) in Dubai, UAE, with constructed building comprising warehouses, offices and service blocks. In addition to the earlier 10 trial production lines in Dubai Xinda, we completed installing 45 production lines with 11,250 metric tons of annual production capacity by the end of November 2018. As of December 31, 2012, an additional 30 production lines with 7,500 metric tons of annual production capacity mainly targeted for ABS products, were still in the progress of redesigning upgrading and further equipment testing. The Company estimates 22 production lines will be put into production in the second quarter of 2022, 8 production lines will be put into production in the second quarter of 2022, and will then increase the total production capacity in Dubai Xinda to 21,250 metric tons, targeting high-end products for the overseas market.

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

Our facilities have been certified under the following international qualifications criteria: ISO9001: 2000 quality management system certification and ISO/TS16949: 2002 international auto parts industry quality systems certification. The Chinese government has designated HLJ Xinda Group as a National Torch Project and a National Spark Plan Project, and has given HLJ Xinda Group the “Most Valuable High Tech in China” award. HLJ Xinda Group is an executive member of the Council of the Chinese Automobile Parts Association, a member of the Chinese Modified Plastics Professional Committee, a member of the Chinese Plastics Engineering Committee and Heilongjiang Province Postdoctoral Workstation.

ITEM 3. LEGAL PROCEEDINGS

The Company and its board of directors were named as defendants in three below summarized lawsuits in connection with the terminated going-private transaction. There is a possibility that a loss may have been incurred, as the Company is unable to estimate the possible loss or range of loss at this early stage in the case, no loss contingency was accrued as of December 31, 2020.

Jagdish Kothari v. China XD Plastics Company Limited et al. (Case No. 2:20-CV-01330)

Plaintiff claims that Defendants violated the Securities Exchange Act of 1934 arising out of the proposed buyout of the company by its chairman, Jie Han through his affiliated companies. Plaintiff claims that the proxy provided to the shareholders was materially defective. Plaintiff has filed a second amended complaint and the Company is vigorously defending this matter. It is too early to determine if there will be a favorable outcome.

Zhong Hao Feng et al. v. China XD Plastic Company Limited et al. (Case No. A-20-822393-B)

Plaintiffs claim that Defendants breached their fiduciary duties to China XD’s public stockholders by agreeing to sell the company for an inadequate $1.20 per share. Plaintiffs claim that the proxy provided to the shareholders was materially false and misleading. Plaintiffs’ have filed a First Amended Complaint and Defendants have filed their Answers to the First Amended Complaint and the Company is vigorously defending this matter.

Walter Aerts et al. v. China XD Plastic Company Limited et al. (Case No. !-20-819986-B)

Plaintiffs claim that China XD wrongfully entered into a definitive agreement to sell for an unfair price outstanding shares of common stock of the company. Answers have been filed to the Complaint. A five-week jury trial has been set for May 22, 2023 and the Company is vigorously defending this matter.

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

Number of Holders

As of October 29, 2021, there were 325 record holders of our common stock.

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

Stockholder Return Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent that we specifically incorporate such information by reference into such filing.

The following graph compares the change in cumulative total stockholders’ return on our common stock with (a) NASDAQ Composite Index and (b) Russell Small Cap Completeness Index, for each year from December 31, 2015 through December 31, 2020. The graph assumes an initial investment of $100 at the closing price on December 31, 2015 and assumes all dividends (if any) were reinvested. The figures for the chart and graph set forth below have been calculated based on the closing prices on the last trading day on the NASDAQ Global Market for each period indicated.

STOCK PERFORMANCE GRAPH
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
300
250
200
150
100
50
-
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
China XD Plastics (CXDC)
NASDAQ Composite Index (^IXIC)
Russell Small Cap Completeness Index (^RSCC)

Adjusted Closing Stock Price Cumulative Change

	12/31/2020	12/31/2019	12/31/2018	12/31/2017	12/31/2016	12/31/2015
China XD Plastics Co. Ltd.	$22	$33	$33	$87	$76	$84
Nasdaq Composite Index	$257	$189	$159	$165	$129	$120
Russell Small Cap Completeness Index	$159	$144	$121	$142	$116	$101

*$100 invested on 12/31/2015 in stock or index, including reinvestment of dividends. Data points are the last day of each fiscal year for the Company’s common stock and December 31 of each year for indexes.

Recent Sale of Unregistered Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The tables below set forth selected historical financial information of the Company that has been derived from the audited financial statements as of December 31, 2016, 2017, 2018, 2019 and 2020, and for the last five years in the period ended December 31, 2020. The selected historical financial data should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere in this Form 10-K.

	2020	2019	2018	2017	2016
	(in millions, except number of shares and per share amounts)
Revenues	$1,311.9	$1,448.2	$1,274.8	$1,290.4	$1,201.7
Net income (loss)	$(181.7)	$3.1	$68.3	$31.6	$101.6
Earnings per share
- basic	$(4.06)	$0.05	$1.03	$0.48	$1.54
- diluted	$(4.06)	$0.05	$1.03	$0.48	$1.54
Shares used in computing earnings per share
- basic	44,733,357	55,200,896	50,290,425	49,598,609	49,418,188
- diluted	44,733,357	55,200,896	50,290,425	49,598,609	49,419,197
Total cash, cash equivalents, restricted cash and time deposits	183.3	228.4	367.0	608.1	456.4
Total assets	2,923.9	2,635.9	2,753.5	2,544.1	2,126.5
Long term bank loans	727.3	322.5	111.8	114.2	249.5
Total liabilities	2,156.7	1,799.5	1,907.0	1,733.7	1,394.7
Redeemable Series D Convertible Preferred Stock	—	—	97.6	97.6	97.6
Total stockholders’ equities	767.2	836.4	748.9	712.8	634.3

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

General

China XD is one of the leading specialty chemical companies engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications in China, and to a lesser extent, in Dubai, UAE. Through our wholly-owned operating subsidiaries in China and UAE, we develop modified plastics using our proprietary technology, manufacture and sell our products primarily for use in the fabrication of automobile parts and components. We have 688 certifications from manufacturers in the automobile industry as of December 31, 2020. We are the only company certified as a National Enterprise Technology Center in modified plastics industry in Heilongjiang province. Our Research and Development (the “R&D”) team consists of 127 professionals and 7 consultants. As a result of the integration of our academic and technological expertise, we have a portfolio of 647 patents, 63 of which we have obtained the patent rights and the remaining 584 of which we have applications pending in China as of December 31, 2020.

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

The Company’s products are primarily used in the production of exterior and interior trim and functional components of 29 automobile brands and 111 automobile models manufactured in China, including Audi, Mercedes Benz, BMW, Toyota, Buick, Chevrolet, Mazda, Volvo, Ford, Citroen, Jinbei, VW Passat, Golf, Jetta, etc. Our research center is dedicated to the research and development of modified plastics, and benefits from its cooperation with well-known scientists from prestigious universities in China. We operate three manufacturing plants in Harbin, Heilongjiang in the PRC. Prior to December 2012, we had approximately 255,000 metric tons of annual production capacity across 58 automatic production lines utilizing German twin-screw extruding systems, automatic weighing systems and Taiwan conveyer systems. In December 2012, we further expanded our third production base in Harbin with additional 135,000 metric tons of annual production capacity, bringing total installed production capacity in our three production bases to 390,000 metric tons with additional 30 new production lines. In July 2017, our Harbin campus launched a new industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics. As a result, our production capacity in Harbin, Heilongjiang was downgraded to 290,000 MT. In 2019, our Harbin campus started two equipment projects in Qinling Road Factory (“Qinling Road Project”) and Jiangnan Road Factory (“Jiangnan Road Project”) for equipment upgrade and overhaul progress, which further downgraded our production capacity to 135,000 MT. The industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics was expected to be completed by the end of 2020, Qinling Road Project and Jiangnan Road Project was expected to be completed by the end of 2020, thus bringing the production capacity in Harbin Campus back to 390,000 MT. Also, in July 2017, HLJ Xinda Group started an industrial project for 300,000 metric tons of biological composite materials, an industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory. This project with four workshops was formally broken ground in December 2019. The Company expects the gradual trial out by the end of 2022 and put into production by the end of 2023.

In December 2013, we broke ground on the construction of our fourth production plant in Nanchong City, Sichuan Province, with additional 300,000 metric tons of annual production capacity, which we expect will bring total domestic installed production capacity to 590,000 metric tons with the addition of 70 new production lines upon the completion of the construction of our fourth production plant. Sichuan Xinda has been supplying to its customers since 2013. We installed 50 production lines in the second half of 2016 in our Sichuan plant with production capacity of 216,000 metric tons during the year of 2017 and an additional 10 production lines in July 2018, bringing the total capacity to 259,200 metric tons. As of December 31, 2020, there is still construction ongoing on the site of our Sichuan plant which is expected to be completed by the end of the third quarter of 2022 .

In order to develop potential overseas markets, Dubai Xinda obtained one leased property and two purchased properties, approximately 52,530 square meters in total, including one leased 10,000 square meters, and two purchased 20,206 and 22,324 square meters on January 25, 2015, June 28, 2016 and September 21, 2016, respectively, from Jebel Ali Free Zone Authority (“JAFZA”) in Dubai, UAE, with constructed building comprising warehouses, offices and service blocks. In addition to the earlier 10 trial production lines in Dubai Xinda, the Company completed installing 45 production lines with 11,250 metric tons of annual production capacity by the end of November 2018, and an additional 30 production lines with 7,500 metric tons of annual production capacity. The Company previously estimated 22 production lines to be put into production in the fourth quarter of 2021, and 8 production lines in the second quarter of 2022. Due to the negative impact of COVID-19, this project was suspended and the Company plans to resume the installation process by the first half of 2022 . The new completion timeline is estimated by the end of 2022, thus bringing total installed production capacity in Dubai Xinda to 21,250 metric tons, targeting high-end products for the overseas market.

Due to the COVID-19 pandemic, the Company’s manufacturing facilities in Harbin and Sichuan was temporarily shut down from early February 2020 to early March 2020 while our Dubai facilities was suspended operation from early February 2020 till current in accordance with the requirement of the local governments. The Company’s business was negatively impacted and generated lower revenue and net income during the period from February to April 2020. The extent of the impact of COVID-19 on the Company’s results of operations and financial condition will depend on the virus’ future developments, including the duration and spread of the outbreak and the impact on the Company’s customers, which are still uncertain and cannot be reasonably estimated at this point of time.

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

Impairment charges of US$165.3 million was recognized for long-lived assets during the year ended December 31, 2020 (See Note 26 to Consolidated Financial Statements).

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

Significant judgment is required in interpreting tax regulations in the PRC, evaluating uncertain tax positions, and assessing the realizability of deferred income tax assets. Actual results could differ materially from those judgments, and changes in judgments could materially affect our consolidated financial statements. As of December 31, 2020 and 2019, we had total gross deferred income tax assets of US$33,524,819 and US$14,313,575, respectively. We record a valuation allowance to reduce our deferred income tax assets if, based on the weight of available evidence, we believe expected future taxable income is not likely to support the use of a deduction or credit in that jurisdiction. We evaluate the level of our valuation allowances quarterly, and more frequently if actual operating results differ significantly from forecasted results. As of December 31, 2020 and 2019, our valuation allowance against deferred income tax assets was US$33,524,819   and US$14,313,575, respectively.

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

On December 13, 2020, the Company entered into an amendment No.1 (the “Amendment”) to that certain Agreement and Plan of Merger dated June 15, 2020 (as so amended, the “Merger Agreement”) by and among the Company, Faith Dawn Limited (“Parent”), and Faith Horizon Inc. (“Merger Sub”), a Nevada corporation and a wholly-owned subsidiary of Parent. The Amendment extends the Termination Date (as defined in the Merger Agreement) to February 7, 2021. The special committee of the board of directors of the Company and the board of directors of the Company both approved the Amendment to permit additional time for the parties to the Merger Agreement to complete the merger. The parties to the Merger Agreement are currently working on the logistics to complete the Merger. Other than as described herein, the Amendment does not amend any other provision of the Merger Agreement.

On February 7, 2021, the Company entered into an amendment No.2 (the “Second Amendment”) to that certain Agreement and Plan of Merger dated June 15, 2020, as amended on December 13, 2020 (as so amended, the “Merger Agreement”) by and among the Company, Faith Dawn Limited (“Parent”), and Faith Horizon Inc. (“Merger Sub”), a Nevada corporation and a wholly-owned subsidiary of Parent. The Second Amendment extends the Termination Date (as defined in the Merger Agreement) to May 10, 2021.The special committee of the board of directors of the Company and the board of directors of the Company both approved the Second Amendment to permit additional time for the parties to the Merger Agreement to complete the merger. The parties to the Merger Agreement are currently working on the logistics to complete the Merger. Other than as described herein, the Second Amendment does not amend any other provision of the Merger Agreement.

On May 8, 2021, the Company issued a notice of termination to Parent (the “Notice of Termination”) notifying Parent that the Company terminated the merger agreement pursuant to Section 9.1(c)(i) of the merger agreement, based on Parent and Merger Sub’s breaches of the merger agreement, which have given rise to the failure of several conditions set forth in Section 8.1 and Section 8.3 of the merger agreement. These breaches are not capable of being cured prior to the termination date of the merger agreement. Pursuant to the Notice of Termination, as a result of such termination, the Parent Termination Fee becomes due and payable to the Company by Parent. On May 12, 2021, Parent sent a response letter, dated May 11, 2021 (the “Response Letter”), to the Company that while it disagrees with the allegations made in the Notice of Termination, Parent acknowledges that the Company may terminate the merger agreement pursuant to Section 9.1(c)(iii) of the merger agreement and thus agrees to pay the Parent Termination Fee pursuant to Section 9.3(b) of the merger agreement under that basis. As a result of the termination of the merger agreement, the merger will not be completed.

The following table sets forth statements of comprehensive income (loss) data for the years ended December 31, 2020 and 2019 in millions of US$:

	For the Years Ended December 31,
	2020		Change	2019
	Amount	%	%	Amount	%
	(US$ in millions, except the percentage)
Revenues	1,311.9	100%	(9.4)%	1,448.2	100%
Cost of revenues	(1,168.2)	(89.0)%	(4.9)%	(1,228.8)	(84.9)%
Gross profit	143.7	11.0%	(34.5)%	219.4	15.1%
Impairment of long-lived assets	(165.3)	(12.6)%	N/A	-	-
Total operating expenses	(245.8)	(18.7)%	(63.9)%	(150.0)	(10.4)%
Operating income (loss)	(102.0)	(7.8)%	(247.0)%	69.4	4.8%
Income (loss) before income taxes	(175.9)	(13.4)%	(1,128.6)%	17.1	1.2%
Income tax expense	(5.8)	(0.4)%	(58.6)%	(14.0)	(1.0)%
Net income (loss)	(181.7)	(13.8)%	(5,961.3)%	3.1	0.2%

Revenues

Revenues decreased by 9.4%, or US$136.3 million, in 2020 as compared to 2019. This was due to a decrease of 7.8% in sales volume, and a decrease of 1.6% in the average  RMB selling price of our products, as compared with those of the same period of last year.

(1) Domestic market

For the year ended December 31, 2020, revenue from domestic market decreased by 5.5% or US$75.6 million, as a result of a decrease of 6.4% in sales volume, and partially offset by an increase of 1.0% in the average RMB selling price of our products, as compared with those of the same period of last year.

According to the China Association of Automobile Manufacturers, automobile production and sales in China decreased by 2.0% and 1.9%, respectively, for twelve months of 2020 as compared to the same period of 2019. The weakening in macroeconomic conditions since the outbreak of COVID-19 pandemic in January 2020 continued to exacerbate auto business environment throughout year of 2020. The Company’s business was negatively impacted and has generated lower revenue during the period from February to April 2020. Thanks to our positive efforts to expand our customer bases and to meet their new requirements, including producing raw materials for PPE such as goggles and masks, to help alleviate the pandemic to our communities and mitigate the negative impact of world pandemic on Chinese auto industry, the Company has begun to recover slowly after May 2020. We achieved sales increase by 75.7% in Southwest China, 35.3% in East China and 7.5% in South China, although our sales decreased by 62.1% in Northeast China, 21.9% in Central China and 15.2% in North China, for the year ended December 31, 2020 as compared to the same period of 2019.

As for the RMB selling price, the increase of 1.0% was mainly due to increased sales of new categories of higher-end products of PA66 and PA6 produced with high-priced raw materials with higher selling price in domestic markets during the year ended December 31, 2020.

(2) Overseas market

Overseas sales were nil for the year ended December 31, 2020 as compared to US$61.2 million in prior year.

The Dubai facility was temporarily shut down since late February and has not resumed its operation till the current period, which has negatively impacted operations in Dubai facility.

We have experienced a delay in cash collection from a major customer in UAE. As of December 31, 2020 and 2019, we provided an allowance of US$64.8million and US$62.8 million, respectively, for the overdue accounts receivable from the major customer in UAE, as the customer failed to make payments under the agreed extended repayment plan.

The following table summarizes the breakdown of revenues by categories for the periods indicated.

	Revenues For the Years Ended December 31,
	2020		2019		Change	Change
	Amount	%	Amount	%	Amount	%
	(US$ in millions, except the percentage)
Modified Polyamide 66 (PA66)	605.2	46.1%	427.0	29.5%	178.2	41.7%
Modified Polyamide 6 (PA6 )	393.9	30.0%	338.3	23.4%	55.6	16.4%
Plastic Alloy	78.4	6.0%	245.3	16.9%	(166.9)	(68.0)%
Modified Polypropylene (PP)	74.6	5.7%	126.5	8.7%	(51.9)	(41.0)%
Polyethylene (PE)	64.6	4.9%	11.5	0.8%	53.1	461.7%
Modified Acrylonitrile butadiene styrene (ABS)	24.3	1.8%	50.1	3.5%	(25.8)	(51.5)%
Polyoxymethylenes (POM)	4.8	0.4%	6.9	0.5%	(2.1)	(30.4)%
Modified Polylactic acid (PLA)	3.5	0.3%	65.1	4.5%	(61.6)	(94.6)%
Polyphenylene Oxide (PPO)	0.0	0.0%	32.4	2.2%	(32.4)	(0.0)%
Semi-finished goods	58.8	4.5%	144.4	10.0%	(85.6)	(59.3)%
Others	3.8	0.3%	0.7	0.0%	3.1	442.9%
Total Revenues	1,311.9	100.0%	1,448.2	100.0%	(136.3)	(9.4)%

The following table summarizes the breakdown of metric tons (MT) by product mix for the periods indicated:

	Sales Volume For the Years Ended December 31,
	2020		2019		Change	Change
	MT	%	MT	%	MT	%
	(in MTs, except percentage)
Modified Polyamide 66 (PA66)	76,415	23.4%	72,196	20.0%	4,219	5.8%
Modified Polyamide 6 (PA6 )	55,470	17.0%	64,004	17.8%	(8,534)	(13.3)%
Plastic Alloy	47,930	14.7%	71,268	19.8%	(23,338)	(48.7)%
Modified Polypropylene (PP)	57,016	17.5%	87,343	24.2%	(30,327)	(34.7)%
Polyethylene (PE)	71,691	22.0%	10,459	2.9%	61,232	585.4%
Modified Acrylonitrile butadiene styrene (ABS)	12,955	4.0%	23,997	6.7%	(11,042)	(46.0)%
Polyoxymethylenes (POM)	1,370	0.4%	2,042	0.6%	(672)	(32.9)%
Modified Polylactic acid (PLA)	2,363	0.7%	6,209	1.7%	(3,846)	(61.9)%
Polyphenylene Oxide (PPO)	-	-%	6,455	1.8%	(6,455)	(0.0)%
Semi-finished goods	6,780	2.0%	16,099	4.5%	(9,319)	(57.9)%
Total Sales Volume	331,990	100.0%	360,072	100.0%	(28,082)	(7.8)%

The Company continued to shift production mix from traditional lower-end products such as PP to higher-end products such as PA66, PA6, and PE, primarily due to (i) greater growth potential of advanced modified plastics in luxury automobile models in China, (ii) the stronger demand as a result of promotion by the Chinese government for clean energy vehicles and (iii) better quality demand from and consumer recognition of higher-end cars made by automotive manufacturers from Chinese and Germany joint ventures, Sino-U.S. and Sino-Japanese joint ventures, which manufacturers tend to use more and higher-end modified plastics in quantity per vehicle in China.

Gross Profit and Gross Margin

	For the Years Ended December 31,
			Change
(in millions, except percentage)	2020	2019	Amount	%
Gross Profit	$143.7	$219.4	$(75.7)	(34.5)%
Gross Margin	11.0%	15.1%		(4.1)%

Gross profit was US$143.7 million in 2020, as compared to US$219.4 million in 2019. Our gross margin decreased to 11.0% during 2020 from 15.1% in 2019, primarily due to the increased cost for idle capacity as a result of shutdown.

General and Administrative Expenses

	For the Years Ended December 31,
			Change
(in millions, except percentage)	2020	2019	Amount	%
General and Administrative Expenses	$32.5	$35.4	$(2.9)	(8.2)%
as a percentage of revenues	2.4%	2.4%		0.0%

General and administrative (G&A) expenses were US$32.5 million in 2020 compared to US$35.4 million in 2019, representing a decrease of US$2.9 million. The decrease was primarily due to our approach to optimize management structure and enhancing efficiency, and partially offset share based compensation cost recognized in the year of 2020.

On a percentage basis, G&A expenses in 2020 were flat at 2.4%, compared to that of the same period of 2019.

Provision for Doubtful Accounts

	For the Years Ended December 31,
			Change
(in millions, except percentage)	2020	2019	Amount	%
Provision for Doubtful Accounts	$2.4	$62.8	$(60.4)	(96.2)%
as a percentage of revenues	0.2%	4.3%		(4.1)%

Provision for doubtful accounts was US$2.4 million in 2020 compared to 62.8 million in 2019.

As of December 31, 2020, accounts receivable of US$2.2 million from the Company’s two customers in UAE and US$0.4 million from the Company’s one customer in PRC were overdue for more than 12 months. Based on assessment of the collectability of the amounts due from the customers, the Company provided an allowance for doubtful accounts of US$2.4 million for the period ended December 31, 2020.

As of December 31, 2019, our main UAE customer had US$62.8 million of overdue accounts receivable and the customer failed to make payments under the agreed extended repayment plan. Based on its assessment of the collectability of the amounts due from the customer, the Company provided an allowance for doubtful accounts of US$62.8 million for the year ended December 31, 2019.

Impairment of Long-Term Prepayments to Equipment and Construction Suppliers

	For the Years Ended December 31,		Change
(in millions, except percentage)	2020	2019	Amount	%
Impairment of l Long-Term Prepayments to Equipment and Construction Suppliers	$21.9	$-	$21.9	N/A
as a percentage of revenues	1.7%	-		1.7%

Impairment of Long-Term Prepayments to Equipment and Construction Suppliers was US$21.9 million during the year ended December 31, 2020 compared to nil in the same period of 2019. On October 20, 2016, Sichuan Xinda entered into an equipment purchase agreement purchase contract with Peaceful for a total consideration of RMB89.8 million (equivalent to US$13.0  million), and on May 31, 2019, Dubai Xinda entered into an equipment purchase contract with Peaceful for a total consideration of US$18.8 million to purchase production and testing equipment. As of December 31, 2020, Peaceful failed to deliver the equipments under the purchase agreements. Based on the assessment of the recoverability of the prepayments, the Company recognized an impairment charges of US$21.9 million for the year ended December 31, 2020.

Impairment of Long-Lived Assets

	For the Years Ended December 31,		Change
(in millions, except percentage)	2020	2019	Amount	%
Impairment of Long-Lived Assets	$165.3	$-	$165.3	N/A
as a percentage of revenues	12.6%	-		12.6%

Impairment loss was US$165.3 million during the year ended December 31, 2020 compared to nil in the same period of 2019. The Dubai facility was temporarily shut down since late February, 2020 and has not resumed its operation till the current period, which has negatively impacted operations in Dubai facility. The Company has assessed the situation of non operational and made an impairment charges of US$165.3 million, primarily related to workshops, machinery and construction in progress (See Note 26 to Consolidated Financial Statements).

Research and Development Expenses

	For the Years Ended December 31,
			Change
(in millions, except percentage)	2020	2019	Amount	%
Research and Development Expenses	$22.5	$50.3	$(27.8)	(55.3)%
as a percentage of revenues	1.7%	3.5%		(1.8)%

Research and development expenses were US$22.5 million in 2020 compared with US$50.3 million in 2019, representing a decrease of US$27.8 million, or 55.3%. This decrease was due to (i) a decrease of US$14.9 million in raw materials consumption, (ii) a decrease of US$0.4 million in depreciation, and (iii) a decrease of US$0.2 million in salary and welfare for R&D personnel.

As of December 31, 2020, the number of ongoing research and development projects was 347. We expect to complete and commence to realize economic benefits from approximately 25% of the projects in the near term. The majority of the projects are in the field of modified plastics in automotive applications and the rest are in advanced fields such as ships, airplanes, high-speed rail, medical devices, etc.

Operating Income (loss)

Total operating loss was US$102.0 million in 2020 compared to an operating income of US$69.4 million in 2019, representing a decrease of 250.6% or US$171.4 million. This decrease is primarily due to the lower gross profit, the impairment charges of US$165.3 million, and the higher operating expenses.

Interest Income (Expenses)

	For the Years Ended December 31
			Change
(in millions, except percentage)	2020	2019	Amount	%
Interest Income	$1.7	$1.4	$0.3	21.4%
Interest Expenses	(71.2)	(67.2)	(4.0)	6.0%
Net Interest Expenses	(69.5)	(65.8)	(3.7)	5.6%
as a percentage of revenues	5.3%	4.5%		0.8%

Net interest expense was US$69.5 million in 2020, compared to net interest expense of US$65.8 million in 2019, representing an increase of 5.6% or US$3.7 million, primarily due to (i) the increase of average loan interest rate from 5.5% of the same period in 2019 to 5.6% for the year ended December 31, 2020 and (ii) the increase of average short-term and long-term loan balance in the amount of US$889.7  million for the year ended December 31, 2020 compared to US$912.8 million of the same period in 2019, partially offset by the iii) increase of interest income resulting from the average interest rate decreased to 0.60% for the year ended December 31, 2019 compared to 0.65% of the same period in 2020, and (iv) the increase of average deposit balance in the amount of US$222.1 million for the year ended December 31, 2019 compared to US$ compared to US$223.0 million for the same period in 2020.

Foreign Currency Exchange Gains (losses)

	For the Years Ended December 31,
			Change
(in millions, except percentage)	2020	2019	Amount	%
Foreign currency exchange gains (losses)	$(12.6)	$2.9	$(15.5)	(534.5)%
as a percentage of revenues	(1.0)%	0.2%		(1.2)%

Foreign currency exchange losses were US$12.6 million in 2020, compared to gains of US$2.9 million in 2019, which was due to the fluctuation of the exchange rate of RMB again US Dollar.

Income Taxes

	For the Years Ended December 31,
			Change
(in millions, except percentage)	2020	2019	Amount	%
Income (loss) before Income Taxes	$(175.9)	$17.1	$(193.0)	(1,128.7)%
Income tax expense	(5.8)	(14.0)	8.2	(58.6)%
Effective income tax rate	(3.3)%	82.1%		(85.4)%

The effective income tax rate in 2020 and 2019 was negative 3.3% and 82.1%, respectively.

The decrease of effective income tax rate in 2020 was primarily due to the increased loss before income taxes from Dubai Xinda, and decreased income before taxes from HLJ Xinda Group and Sichuan Xinda.

Our PRC and Dubai subsidiaries had US$183.4 million of cash and cash equivalents and restricted cash as of December 31, 2020, which are planned to be indefinitely reinvested in PRC. The distributions from our PRC subsidiaries are subject to the U.S. federal income tax at 21%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of our PRC subsidiaries.

Net Income (loss)

As a result of the above factors, we had a net loss of US$181.7 million in 2020 as compared to net income of US$3.1 million in 2019.

Selected Balance Sheet Data as of December 31, 2020 and 2019:

	December 31,	December 31,	Change
(in millions, except percentage)	2020	2019	Amount	%
Cash and cash equivalents	78.3	17.2	61.1	355.2%
Restricted cash	105.1	211.2	(106.1)	(50.3)%
Accounts receivable, net of allowance for doubtful accounts	423.9	222.1	201.8	90.9%
Amounts due from related parties	0.9	-	0.9	N/A
Inventories	577.9	642.5	(64.6)	(10.0)%
Prepaid expenses and other current assets	158.6	171.8	(13.2)	(7.7)%
Property, plant and equipment, net	778.8	830.3	(51.5)	(6.2)%
Long-term prepayments to equipment and construction suppliers	512.0	495.6	16.4	3.3%
Operating right of use assets, net	44.9	44.1	0.8	1.8%
Loans receivable-non current	242.1	-	242.1	N/A
Deferred tax assets	0.8	-	0.8	N/A
Other non-current assets	0.2	1.0	(0.8)	(80.0)%
Total assets	2,923.9	2,635.9	288.0	10.9%

Short-term bank loans, including current portion of long-term bank loans	643.6	680.2	(36.6)	(5.4)%
Bills payable	344.1	400.7	(56.6)	(14.1)%
Accounts payable	69.6	57.5	12.1	21.0%
Amounts due to related parties	23.8	26.3	(2.5)	(9.5)%
Income taxes payable, including noncurrent portion	107.8	109.7	(1.9)	(1.7)%
Accrued expenses and other current liabilities	111.9	86.6	25.3	29.2%
Long-term bank loans, excluding current portion	727.3	322.5	404.8	125.5%
Deferred income	106.9	92.6	13.3	14.3%
Operating lease liabilities, non-current	14.1	14.4	(0.3)	(2.1)%
Noncontrolling interests	50.0	—	50.0	N/A
Stockholders’ equity	767.2	836.4	(69.2)	(8.3)%

Stockholders’ equity as of December 31, 2020 decreased by 8.3% as compared to that of December 31, 2019 primarily due to the increase of impairment loss of US$165.3 million for Dubai Xinda, offset by the increase of US$50.0 million noncontrolling interests and the decrease of US$37.9 million accumulated other comprehensive loss. Cash and cash equivalents and restricted cash decreased by 19.7% or US$45.1 million primarily due to the increase of US$45.1 million operating activity cash outflows. The aggregate short-term and long-term bank loans increased by 53.4% due to using the line of credits to support operating and investing activities in HLJ Xinda Group and Sichuan Xinda. We define the manageable debt level as the sum of aggregate short-term and long-term loans over total assets.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary uses of cash have been to finance working capital needs and capital expenditures for new production lines. We have financed these requirements primarily from cash generated from operations, bank borrowings and the issuance of our convertible preferred stocks and debt financings. As of December 31, 2020 and December 31, 2019, we had US$183.3 million and US$228.4 million, respectively, in the total amount of cash and cash equivalents and restricted cash, which were primarily deposited with banks in China (including Hong Kong and Macau SAR), UAE and U.S. As of December 31, 2020, we had US$643.6 million outstanding short-term bank loans (including the current portion of long-term bank loans), including US$481.0 million unsecured loan, US$36.5 million guaranteed loan, US$15.3 million loans secured by restricted cash, US$12.3 million loans secured by inventories, and US$98.5 million long-term bank loans that due in one year. We also had US$727.3 million long-term loans (excluding the current portion), including US$585.9 million loans secured by an undated security cheque, and US$239.9 million unsecured loans. Short-term and long-term bank loans in total bear a weighted average interest rate of 5.6% per annum and do not contain any renewal terms. We have historically been able to make repayments when due.

However, as disclosed in Note 3 in the Company’s financial statements, for the year ended December 31, 2020, the Company had a significant loss of US$181.7 million primarily due to an impairment of long-lived assets of US$165.3 million for Dubai Xinda and had recurring operating cash outflows of US$3.0 million. These conditions raised substantial doubts about the Company’s ability to continue as a going concern.

A summary of lines of credit and the remaining line of credit as of December 31, 2020 is as below:

(in millions)	December 31, 2020
	Lines of Credit, Obtained			Remaining Available
Name of Financial Institution	Date of Approval	RMB	USD	USD
China Construction Bank	January 20, 2020	714.1	109.4	89.8
Longjiang Bank	February 28, 2020	1,250.0	191.6	—
Industrial and Commercial Bank of China	May 9, 2020	1,335.0	204.6	—
Agricultural Bank of China	February 24, 2020	250.0	38.3	—
Postal Savings Bank of China	April 30, 2020	100.0	15.3	—
Sichuan Tianfu Bank	March 12, 2020	522.0	80.0	—
Nanchong Rural Commercial Bank	July 17, 2020	238.4	36.5	1.8
Bank of Harbin	August 10, 2020	70.0	10.7	—
Harbin Rural Commercial Bank	April 30, 2020	330.0	50.6	—
Jianxin Financial Asset Investment Co., Ltd.	November 21, 2019	390.0	59.8	—
Subtotal (credit term<=1 year)		5,199.5	796.8	91.6
Agricultural Bank of China	December 7, 2020	400.0	61.3	—
Longjiang Bank	June 17, 2019	4,172.2	639.4	—
National Bank of Umm Al Qaiwain	December 26, 2018	14.2	2.2	—
Industrial and Commercial Bank of China	February 17, 2020	1,029.8	157.8	15.4
Nanchong Shuntou Development Group Co., Ltd	January 6, 2017	350.0	53.6	—
Subtotal (credit term>1 year)		5,966.2	914.3	15.4
Total		11,165.7	1,711.1	107.0

As of December 31, 2020, we have contractual obligations to pay (i) lease commitments in the amount of US$26.3 million, including US$1.4 million due in one year; (ii) equipment acquisition and facility construction in the amount of US$250.2 million; (iii) long-term bank loan in the amount of US$727.3 million (including principals and interests).

We expect that we will be able to meet our needs to fund operations, capital expenditures and other commitments in the next 12 months primarily with our cash and cash equivalents, operating cash flows and bank borrowings and contribution from the principal shareholder.

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

The following table sets forth a summary of our cash flows for years ended December 31, 2020 and 2019.

	For the Years Ended December 31,
(in millions US$)	2020	2019
Net cash (used in) provided by operating activities	(3.0)	(189.9)
Net cash used in investing activities	(431.1)	(130.1)
Net cash provided by financing activities	387.3	185.9
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	1.7	(4.5)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(45.1)	(138.6)
Cash, cash equivalents, and restricted cash at the beginning of period	228.4	367.0
Cash, cash equivalents, and restricted cash at the end of period	183.3	228.4

Operating Activities

Net cash used in operating activities was US$3.0 million for the year ended December 31, 2020, as compared to US$189.9 million used in operating activities for the year ended December 31, 2019, primarily due to  (i) the decrease of approximately US$255.5 million in cash collected from our customers, (ii) the increase of US$6.5 million interest payments, partially offset by (vi) the decrease of approximately US$335.1 million in cash operating payments, including raw material purchases, rental and personnel costs, (v) the increase of US$9.1 million received from government grant, and (vi) the decrease of US$4.8 million in income tax payments, and (vii) the decrease of US$5.5 million interest payment.

Investing Activities

Net cash used in the investing activities was US$431.1 million for the year ended December 31, 2020 compared to US$130.1 million for the same period of last year, mainly due to (i) the increase of US$51.3 million purchase of property, plant and equipment, (ii) the increase of US$231.2 million of loans to third parties, (iii) the decrease of US$7.3 million proceeds from sales of a subsidiary, (iv) the decrease of $15.7 million refund of prepayment for property and equipment purchase, and partially offset by (v) the increase of US$3.8 million Government grant related to the project construction and (vi) the increase of US$0.7 million proceeds from disposal of property, plant and equipment.

Financing Activities

Net cash provided by financing activities was US$387.3 million for the year ended December 31, 2020, as compared to US$185.9 million for the same period of last year, primarily as a result of the decrease of (i) the proceeds of US$1,033.8 million from bank borrowings, (ii) the increase of US$47.2 million capital injection from noncontrolling interests, (iii) the decrease of US$64.7 million repayment of interest-free advances from related parties, (iv) the decrease of US$4.4 million payments of issuance cost of bank borrowings, (v) the decrease of US$0.1 million payments of issuance costs for syndicated loans, partially offset by (vi) the decrease of US$1,038.6 million proceeds from bank borrowings, (vii) the decrease of US$77.2 million proceeds of interest-free advances from related parties and (viii) the increase of US$0.1 million payments of issuance costs for syndicated loans.

As of December 31, 2020, our cash, cash equivalents and restricted cash balance was US$183.3 million, compared to US$228.4 million at December 31, 2019.

Days Sales Outstanding (“DSO”) has increased from 72 days for the year ended December 31, 2019 to 89 days for the year ended December 31, 2020 as a result of cash collection of overdue accounts receivable from customers in 2020.

It takes shorter to collect from our customers. We believe that our DSO is still below industry average. Industry Standard Customer and Supplier Payment Terms (days) as below:

	Year ended December 31, 2020	Year ended December 31, 2019
Customer Payment Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days
Purchase Credit Term	Payment in advance/up to 90 days	Payment in advance/up to 90 days

Inventory turnover days increased from 185 days for the year ended December 31, 2019 to 188 days for the year ended December 31, 2020.

Turnover days of payables have decreased from 21 days for the year ended December 31, 2019 to 20 days for the year ended December 31, 2020.

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

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Our contractual obligations as of December 31, 2020 are as follows:

Contractual obligations	Total	Payment due less than 1 year	1 – 3 years	3-5 years	More than 5 years
Commitments for purchase of equipment and construction in progress (1)(2)(3)(4)	250,191,790	250,191,790	-	—	—
Long-term bank loans	727,293,417	316,483,751	247,409,851	163,399,815	—
Operating leases	26,360,622	1,418,719	2,854,011	2,908,476	19,179,416
Total	1,003,845,829	568,094,260	250,263,862	166,308,291	19,179,416

(1) Sichuan plant construction and equipment purchase

In September 2016, Sichuan Xinda Enterprise Group Co., Ltd. (“Sichuan Xinda”) entered into equipment purchase contracts with Harbin Hailezi Science and Technology Co., Ltd. (“Hailezi”) for a consideration of RMB17.0 million (equivalent to US$2.6 million) to purchase storage facility and testing equipment. Afterward, Sichuan Xinda cancelled two contracts with Hailezi for a consideration of RMB1.6 million (equivalent to US$0.2 million). As of December 31, 2020, Sichuan Xinda has a remaining commitment of RMB3.0 million (equivalent to US$0.5 million).

On October 20, 2016, Sichuan Xinda entered into an equipment purchase agreement purchase contract with Peaceful Treasure Limited (“Peaceful”) for a total consideration of RMB89.5 million (equivalent to US$13.7 million) to purchase certain production and testing equipment. As of December 31, 2020, the Company has a commitment of RMB55.6 million (equivalent to US$8.5 million).

On November 15, 2016 and February 20, 2017, Sichuan Xinda entered into decoration contracts with Beijin Construction to perform indoor and outdoor decoration work for a consideration of RMB240.5 million (equivalent to US$36.9 million). On June 10, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform ground decoration work for a consideration of RMB23.8 million (equivalent to US$3.6 million). As of December 31, 2020, the Company has a remaining commitment of RMB144.7 million (equivalent to US$22.2 million).

Pursuant to the Nanchong Project mentioned in Note 9 In connection with the Nanchong Project, on June 21, 2018, Sichuan Xinda entered into equipment purchase contracts with Hailezi to purchase production equipment for a consideration of RMB1,910.5 million (equivalent to US$292.8 million). Pursuant to the contract with Hailezi, Sichuan Xinda has a remaining commitment of RMB198.5 million (equivalent to US$30.4 million) as of December 31, 2020.

(2) Heilongjiang plant construction and equipment purchase

In connection with the HLJ project mentioned in Note 9, on June 25, 2018 and July 12, 2018, HLJ Xinda Group entered into two equipment purchase contracts with Hailezi to purchase production equipment, which will be used for 300,000 metrics tons of biological based composite material, located in Harbin, for a consideration of RMB1,906.8 million (equivalent to US$282.2 million) and On November 14, 2019, HLJ Xinda Group entered into a supplementary agreement with Hailezi, which decreased the original contract amount to RMB1,780.9 million (equivalent to US$272.9 million) with delivery schedule amended to December 31, 2021. Pursuant to the contracts with Hailezi, HLJ Xinda Group has a remaining commitment of RMB1,214.1 million (equivalent to US$186.1 million) as of December 31, 2020

(3) Dubai equipment purchase

On May 31, 2019, Dubai Xinda entered into an equipment purchase contract with Peaceful for a total consideration of US$18.8 million. As of December 31, 2020, the Company has a remaining commitment of US$1.8 million.

(4) Xinda CI (Beijing) office building decoration

On March 30, 2017, Xinda CI (Beijing) Investment Holding Co., Ltd. (“Xinda Beijing Investment”) entered into a decoration contract with Beijing Fangyuan Decoration Engineering Co., Ltd for a total consideration of RMB5.8 million (equivalent to US$0.9 million) to decorate office building. As of December 3, 2020, the Company has a remaining commitment of RMB3.7 million (equivalent to US$0.6 million).

On June 9, 2017, Xinda CI (Beijing) entered into a decoration contract with Beijing Zhonghongwufang Stone Co., Ltd for a total consideration of RMB1.2 million (equivalent to US$0.2 million) to decorate office building. As of December 31, 2020, the Company has a remaining commitment of RMB0.6 million (equivalent to US$0.1 million).

Off-Balance Sheet Arrangements

On April 15, 2019, Sichuan Xinda provided guarantee to Shanghai Sales obtaining a one-year loan of RMB800.0 million (equivalent to US$122.6 million) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.09% from April 15, 2019 to April 14, 2020. If Shanghai Sales does not repay the above loan when due, Sichuan Xinda shall be obliged to repay the RMB800.0 million loan. The loan was repaid by Shanghai Sales in April 2020.

On December 3, 2019, HLJ Xinda Group provided guarantee to Macromolecule Composite Materials obtaining a one-year loan of RMB612.2 million (equivalent to US$93.8 million) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.25%. If Macromolecule Composite Materials does not repay the above loan when due, HLJ Xinda Group shall be obliged to repay the RMB612.2 million loan. The loan was repaid early by to Macromolecule Composite Materials in April 2020.

On September 28, 2020, Sichuan Xinda provided guarantee to Macromolecule Composite Materials obtaining a three-month loan of RMB700.0 million (equivalent to US$107.3 million) from Longjiang Bank, Harbin Branch with an annual interest rate of 5.95%. If Macromolecule Composite Materials does not repay the above loan when due, Sichuan Xinda shall be obliged to repay the RMB700.0 million loan.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term and long-term bank loans. Although the interest rates of our short-term and long-term bank loans, which are based on the prime rates set by People’s Bank of China, are fixed during the terms of the loans, increase in interest rates will increase the cost of new borrowings and our interest expense.

A hypothetical 1.0% increase in the annual interest rate for all of our credit facilities under which we had outstanding borrowings as of December 31, 2020 would decrease income before income taxes by approximately US$17.2 million for the year ended December 31, 2020. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Currency Exchange Rates

Majority of our revenues are collected in and our expenses are paid in RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars.

The RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the US$1.00 until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. From July 21, 2005 to June 30, 2010, the RMB exchange rate was no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the People’s Bank of China allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. The People’s Bank of China allowed the RMB and U.S. dollar exchange rate to fluctuate within 1% on April 16, 2012 and 2% on March 17, 2014 respectively. On December 31, 2020, the RMB traded at 6.5249 RMB to 1.00 U.S. dollar.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our assessment, the Chief Executive Officer and the Chief Financial Officer determined that, as of December 31, 2020, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2020 due to the material weakness described below under Management’s Annual Report on Internal Control Over Financial Reporting, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on a framework established in Internal Control- Integrated Framework (2013) issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO) as of December 31, 2020. Based on such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of December 31, 2020 was ineffective. This assessment identified one material weakness related to lack of sufficient accounting and financial reporting personnel to formalize certain key controls over the financial reporting process and report financial reporting information based on generally accepted accounting principles and SEC reporting requirements.

Our internal control over financial reporting is not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report.

Changes in Internal Control Over Financial Reporting

During the twelve months ended December 31, 20120 our efforts to improve our internal controls over financial reporting included (1) hiring additional qualified financial staff; (2) adopting procedures to evaluate and assess performance of directors, officers and employees of the Company, (3) internal meetings, discussions, trainings and seminars periodically to review and improve our internal control procedures. We plan to improve on the above-referenced weakness by the end of the fiscal year ending December 31, 2020.

Other than the foregoing, there has been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our current directors and executive officers are as follows:

Name(4)	Age	Title	Date of Initial Appointment
Jie Han	56	Chief Executive Officer and Chairman of the Board of Directors	December 31, 2008
Taylor Zhang	43	Chief Financial Officer and Director	May 14, 2009
Linyuan Zhai (1)(2)(3)	71	Independent Director	May 14, 2009
Huiyi Chen (1)(3)	60	Independent Director	January 2, 2020
Guanbao Huang (1)(2)	57	Independent Director	January 2, 2020
Qingwei Ma	45	Chief Operating Officer and Chief Technology Officer	December 31, 2008
Feng Li(1)(2)(3)	59	Independent Director	September 9, 2021

(1) Serves as a member of the Audit Committee.

(2) Serves as a member of the Compensation Committee.

(3) Serves as a member of the Nominating Committee. Mr. Huiyi Chen resigned on September 9, 2021 and replaced by Mr. Feng Li.

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

Jie Han. Mr. Han co-founded Harbin Xinda Macromolecule Material Co., Ltd. (“Harbin Xinda”), the Company’s wholly owned subsidiary, has been employed by Harbin Xinda since 2004. In January 2008, Mr. Han was appointed Chairman and Chief Executive Officer of Harbin Xinda. Prior to organizing Xinda High-Tech Co., Ltd (“Xinda High-Tech”), which was founded in 2003, Mr. Han had been associated with the Harbin Xinda Nylon Factory, which he founded in 1985. With 31 years of experiences in the industry, Mr. Han is an expert in the management and financial aspects of the manufacture and distribution of modified plastic products. Mr. Han contributes to our Board of Directors strong leadership and vision for the development of our Company. Based on the above-described expertise, background and experience, we believe that Mr. Han is qualified to serve as a member of our Board.

Mr. Han currently serves as an executive director of China Plastic Processing Industry Association and is also a director of the Heilongjiang Industry and Commerce Association. In addition, Mr. Han serves as a deputy to the Harbin Municipal People’s Congress. Mr. Han received a business management degree from the Heilongjiang Provincial Party School.

Taylor Zhang. Mr. Zhang has over 15 years of experience in finance and operation in a broad range of industries. Mr. Zhang has been employed as a Chief Financial Officer of the Company since May 2009. From May 2008 to March 2009, Mr. Zhang served as Chief Financial Officer of Advanced Battery Technologies, Inc. From 2007 to 2008, he served as the Executive Vice President of Finance of China Natural Gas, Inc. From 2005 to 2007, Mr. Zhang worked as a research analyst in New York Private Equity. From 2000 to 2002, he was employed as Finance Manager by Datong Thermal Power Limited. Mr. Zhang contributes to our Board of Directors with extensive experience in finance and operations. He holds an MBA from University of Florida and a Bachelor’s Degree in mechanical and electronic engineering from Beijing Technology and Business University. Based on the above-described expertise, background and experience, we believe that Mr. Zhang is qualified to serve as a member of our Board.

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

Huiyi Chen. Mr. Chen has extensive experience in financial management in the banking industry. He has held supervisory and management positions in the Industrial and Commercial Bank of China Limited, the People’s Bank of China, and the Bank of Communication, respectively. From 2000 to 2016, Mr. Chen served as a credit officer and vice president of the Heilongjiang Branch of the Bank of Communication. He was the president of the Harbin Branch of the Bank of Communication from 1999 to 2000. From 1986 to 1999, Mr. Chen worked in the People’s Bank of China and served as the deputy director for the Heilongjiang Branch and the Shenyang Branch, the vice president for the Qiqihar Center Branch, and the vice president and the president of the Fuyu County Branch. From 1984 to 1986, Mr. Chen served as the vice president for the Industrial and Commercial Bank of China’s Fuyu County Branch. Mr. Chen graduated from Heilongjiang Banking Professional School in 1983. Based on the above-described expertise, background and experience, we believe that Mr. Chen is qualified to serve as a member of our Board . Mr. Chen resigned from the Board and audit committee on September 9, 2021 and Mr. Feng Li was appointed as Mr. Chen’s replacement.

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

Qingwei Ma. Mr. Ma has been employed as General Manager of Harbin Xinda since it was founded in 2004. In 2008, he was promoted to Chief Operating Officer and appointed to the Board of Directors. Prior to joining Harbin Xinda, Mr. Ma was employed for six years by Harbin Xinda Nylon Factory as Manager of Quality Assurance, then as Manager of Research and Development, and finally as Production Manager. In 1997, Mr. Ma was awarded a bachelor’s degree by the Northern China Technology University, where he specialized in the chemical engineering of high polymers. Mr. Ma has 18 years of experiences in the modified plastics industry and contributes to our Board of Directors with such extensive experience. He also published two articles in China’s key journals in the areas of modified plastic industry. In 2001, Mr. Ma was selected as “Harbin Quality Work Advanced Enterprise and Advanced Worker” and in 2004, he was awarded the Heilongjiang First Professional Manager Qualification Certificate. One of his inventions, “compound nano modified materials dedicated to the automobile bumper,” won the “Science and Technology Progress Awards” issued by Harbin Municipality. Based on the above-described expertise, background and experience, we believe that Mr. Ma is qualified to serve as chief operating officer and chief technology officer.

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

Each of the directors other than Jie Han and Taylor Zhang is independent (see “Director Independence” below), and the Board of Directors believes that the independent directors provide effective oversight of management. The Board of Directors has not designated a lead director. Our independent directors call and plan their executive sessions collaboratively and, between Board of Directors meetings, communicate with management and one another directly. In the circumstances, the directors believe that formalizing in a lead director functions in which they all participate might detract from rather than enhance performance of their responsibilities as directors.

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

The Nominating Committee and the Board of Directors believe that the leadership skills and other experiences of the members of its Board of Directors, as described “Item 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – Directors and Executive Officers”, provide the Company with a range of perspectives and judgment necessary to guide our strategies and monitor their execution.

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

Committees of the Board of Directors

Our Board of Directors has an Audit Committee, a Nominating Committee, and a Compensation Committee. Our Board of Directors has determined that Linyuan Zhai, Feng Li and Guanbao Huang, the members of these committees, are “independent” under the current independence standards of NASDAQ Marketplace Rule 5605(a)(2) and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. Our Board of Directors has also determined that these persons have no material relationships with us — either directly or as a partner, stockholder or officer of any entity — which could be inconsistent with a finding of their independence as members of our Board of Directors.

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

The Audit Committee held four meetings in 2020. The members of the Audit Committee during 2019 were Feng Li (Appointed on September 9, 2021 ), Linyuan Zhai, Joseph Chow (resigned on March 6, 2019) and Xin Li (appointed on March 6, 2019 and resigned on January 1, 2020). Mr. Li served as the Chairman of the Audit Committee since September 9, 2021Following Mr. Chow’s resignation, Mr. Xin Li served as the Chairman of the Audit Committee from March 6, 2019 till his resignation on January 1, 2020, and Mr. Huiyi Chen had served as the Chairman of the Audit Committee since January 2, 2020 until September 9, 2021, on which Mr. Feng Li was appointed as the Chairman of the Audit Committee. Currently, our Audit Committee consists of Feng Li, Linyuan Zhai and Guanbao Huang. Each of the above-listed Audit Committee members were or are considered “independent” under the current independence standards of NASDAQ Marketplace Rule 5605(a)(2) and meet the criteria for independence set forth in Rule 10A-3(b)(1) of the Exchange Act, as determined by the Board of Directors.

Our Board of Directors has determined that we have at least one audit committee financial expert, as defined in the Exchange Act, serving on our Audit Committee. Joseph Chow (resigned on March 6, 2019) and Xin Li (appointed on March 6, 2019 and resigned on January 1, 2020) were the “audit committee financial expert” and were independent members of our Board of Directors during the year ended December 31, 2019. Since January 2, 2020, Huiyi Chen has been determined by the Board as the “audit committee financial expert” and is an independent member of our Board of Directors.

AUDIT COMMITTEE REPORT

The Audit Committee has reviewed and discussed our consolidated financial statements for the fiscal year ended December 31, 2020, including significant accounting policies applied by the Company in its consolidated financial statements, as well as alternative treatments with management and the Company’s independent registered public accounting firm. The Committee has discussed with the independent registered public accounting firm all matters required by the standards of the Public Company Accounting Oversight Board (the “PCAOB”), including those described in Auditing Standard No. 1301, Communications with Audit Committees.

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

Based on the Audit Committee’s review of the matters noted above and its discussions with our independent registered public accounting firm and our management, the Audit Committee recommended to the Board of Directors that the financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Respectfully submitted by members of the Audit Committee:

Huiyi Chen, Chairman, from January 2, 2020 to September 9, 2021

Linyuan Zhai

Guanbao Huang, from January 2, 2020

Feng Li, From September 9, 2021

Nominating Committee

The Nominating Committee was established on May 26, 2009. The purpose of the Nominating Committee is to assist the Board of Directors in identifying qualified individuals to become members of the Board of Directors, in making recommendations to the Board of Directors as to the independence of each director, in monitoring significant developments in the law and practice of corporate governance and of the duties and responsibilities of directors of public companies, and in leading the Board of Directors in any annual performance self-evaluation, including establishing criteria to be used in connection with such evaluation. The Nominating Committee held four meetings during 2020.

The members of the Nominating Committee during 2019 were Joseph Chow (resigned on March 6, 2019), Xin Li (appointed on March 6, 2019 and resigned on January 1, 2020), Feng Li (resigned on January 1, 2020) and Linyuan Zhai. Mr. Zhai served as the Chairman of the Nominating Committee. Currently, our Nominating Committee consists of Linyuan Zhai and Huiyi Chen. Each of the above-listed Nominating Committee members is considered “independent” under the current independence standards of NASDAQ Marketplace Rule 5605(a)(2) and meets the criteria for independence set forth in Rule 10A-3(b)(1) of the Exchange Act, as determined by the Board of Directors.

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

Compensation Committee

The Compensation Committee was established on May 26, 2009. The members of the Compensation Committee during 2019 were Feng Li (resigned on January 1, 2020), Homer Sun (until September 30, 2019) and Linyuan Zhai. Mr. Li served as the Chairman of the Compensation Committee. Currently, our Compensation Committee consists of Linyuan Zhai and Guanbao Huang. Each of these members was or is considered “independent” under the current independence standards of NASDAQ Marketplace Rule 5605(a)(2) and meets the criteria for independence set forth in Rule 10A-3(b)(1) of the Exchange Act, as determined by the Board of Directors.

The Compensation Committee operates under a written charter. The Compensation Committee Charter can be found on our website at www.chinaxd.net and can be made available in print free of charge to any shareholder who requests it.

The Compensation Committee discharges the Board of Directors’ responsibilities relating to compensation of the Company’s executive officers and administers our 2009 Stock Option/Stock Issuance Plan, supplemented by “Stock Award Grant Supplemental Provisions” in July 2013 (collectively, the “2009 Plan”) and the 2020 Stock Option/Stock Issuance Plan (the “2020 Plan”, which was adopted on January 10, 2020). The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all of the Company’s officers and reviews general policy matters relating to compensation and benefits of the Company’s employees. The Committee has overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the Company. The Compensation Committee held two meetings during 2020.

The Compensation Committee is composed solely of independent, non-employee directors. None of the members of the Compensation Committee have any relationships requiring disclosure by the Registrant under Item 404 of SEC Regulation S-K. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, an executive officer of which served as a director of the Company or member of the Compensation Committee during 2020.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following is a discussion and analysis of our named executive officer compensation program for the year ended December 31, 2020 detailing what we pay to our named executive officers and how our compensation objectives and policies help achieve our business objectives.

Overview of Compensation Program

Our Compensation Committee has responsibility for establishing, implementing and monitoring adherence to our compensation philosophy and objectives. Our Compensation Committee is responsible for ensuring that the total compensation paid to our executive officers is fair, reasonable and competitive. Our compensation decisions with respect to executive officer salaries, annual incentives and long-term incentive opportunities are influenced by (a) the officer’s level of responsibility and function; (b) our overall financial performance and, in some cases, the officer’s business unit; and (c) our assessment of the competitive marketplace, including other peer companies.

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

During the year ended December 31, 2020, the compensation packages for our executives mainly included cash compensation. No bonuses or stock-based compensation were granted as performances were short of annual goal of revenues and net income due to the weakening economic environment and industry declining trend.

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

During the year ended December 31, 2020 and 2019, the elements of compensation for our named executive officers include just cash salary and a discretionary bonuses.

Compensation Process

Our Compensation Committee is responsible for establishing, implementing and monitoring the compensation of our named executive officers. When making compensation decisions, our Compensation Committee analyzes the dollar amount of each component of the executive officer’s compensation, including current cash compensation (base salary and non-equity plan incentive compensation), long-term equity incentive program compensation, and any other compensation.

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

We choose to pay each element of compensation in order to attract and retain necessary talent, reward annual performance (on an individual, business unit and enterprise-wide basis) and provide incentives for achieving long-term strategic goals as well as short-term objectives. The amount of each element of compensation is determined by our Compensation Committee in consultation with our CEO with respect to the other named executive officers, and, with respect to the CEO, by our Compensation Committee. Compensation decisions for all named executive officers, on semi-annual and annual evaluations take into account of the following factors:

●	Performance against corporate and individual objectives for the previous year;

●	Value of skills and capabilities to support our long-term performance;

●	Performance of general management responsibilities; and

●	Contribution as a member of our executive management team.

Base Salary

Base salary levels for our named executive officers are intended to compensate executives competitively within the modified plastic marketplace in China. Base salary rewards core competence in an executive role relative to an officer’s skills, experience and contributions to our business. Base salaries are determined on an individual basis by evaluating each executive officer’s scope of responsibility, past performance, and data on prevailing compensation levels in an appropriate market comparison group. There is no adjustment of base salary for our named executive officers given that each of them is under a five-year term agreement with the Company.

In 2020, pursuant to the Company’s 2010 Executive Compensation Program which sets forth cash and stock compensation of the Company’s executives and directors, including the Company’s named executive officers, the executive officers are entitled to receive compensation as follows:

Compensation for Mr. Jie Han, the Company’s Chief Executive Officer: For fiscal year ended December 31, 2020, Mr. Han is entitled to a base salary of $143,238 (RMB 988,000 ) per month from January to December. In addition, Mr. Han did not receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year due to the company-wide performance was short of annual goal of revenues and net income due to the weakening economic environment and auto industry declining trend.

Compensation for Mr. Taylor Zhang, the Company’s Chief Financial Officer: For fiscal year ended December 31, 2020, Mr. Zhang is entitled to a annual base salary of US$ 258,216 and received $68,339 cash compensation . On August 28, 2020, Mr. Zhang received 500,000 vested shares, under our 2020 Stock Option/Stock Issuance Plan. The shares shall vest upon issuance. In addition, Mr. Zhang did not receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year due to the company-wide performance was short of annual goal of revenues and net income due to the weakening economic environment and auto industry declining trend.

Compensation for Mr. Qingwei Ma, the Company’s Chief Operating Officer: For fiscal year ended December 31, 2020, Mr. Ma is entitled to a base salary of US$81,623 (RMB 563,000 ) per month from January to December. On August 7, 2015, Mr. Ma received 20,440 non-vested shares, under our 2009 Stock Option/Stock Issuance Plan. The restricted shares shall vest on the third anniversary of the grant date. In addition, Mr. Ma did not receive a discretionary bonus as determined by the Compensation Committee of the Board of Directors at the end of the fiscal year due to the company-wide performance was short of annual goal of revenues and net income due to the weakening economic environment and auto industry declining trend.

2009 Stock Option / Stock Issuance Plan

On May 26, 2009, we adopted our 2009 Stock Option / Stock Issuance Plan, supplemented by “Stock Award Grant Supplemental Provisions” in July 2013 (the “2009 Plan”), under which 7,800,000 shares of common stock are reserved for issuance. The 2009 Plan provides for the grant of the following types of incentive awards: (i) stock options and (ii) stock issuances. Each of these is referred to individually as an “Award.” Those who are eligible for Awards under the 2009 Plan include employees, directors and independent contractors who provide services to the Company and/or its affiliates.

The Board of Directors has reserved 7,800,000 shares of the common stock for issuance under the 2009 Plan. As of December 31, 2019, 4,349,376 stock awards and 1,170,500 options have been granted under the 2009 Plan. The 2009 Plan was terminated in accordance with its terms on May 26, 2019, after which we are not allowed to grant equity awards thereunder.

2020 Stock Option / Stock Issuance Plan

On January 10, 2020, we adopted our 2020 Stock Option / Stock Issuance Plan (the “2020 Plan”), under which 13,000,000 shares of common stock are reserved for issuance. The 2020 Plan provides for the grant of the following types of incentive awards: (i) stock options and (ii) stock issuances. Each of these is referred to individually as an “Award.” Those who are eligible for Awards under the 2020 Plan include employees, directors and independent contractors who provide services to the Company and/or its affiliates.

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

Shares of common stock subject to outstanding options shall be available for subsequent issuance under the 2020 Plan to the extent (1) the options expire or terminate for any reason prior to exercise in full or (2) the options are cancelled in accordance with the 2020 Plan. Unvested shares issued under the 2020 Plan and subsequently repurchased by the Company, at a price per share not greater than the option exercise or direct issue price paid per share, pursuant to the Company’s repurchase rights under the 2020 Plan shall be added back to the number of shares of common stock reserved for issuance under the 2020 Plan and shall accordingly be available for reissuance through one or more subsequent option grants or direct stock issuances under the 2020 Plan.

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

The participant shall have full stockholder rights with respect to any shares of common stock issued to the participant under the 2020 Plan, whether or not the participant’s interest in those shares is vested. Accordingly, the participant shall have the right to vote such shares and to receive any regular cash dividends paid on such shares.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this filing on Form 10-K with management. Based on the Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for filing with the SEC.

Respectfully submitted by the members of the Compensation Committee:

Guanbao Huang, Chairman, from January 2, 2020

Linyuan Zhai

The following table is a summary of the compensation paid to our executive officers for the two years ended December 31, 2020 and 2019.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Jie Han,	2020	143,238		522,049
CEO	2019	522,049		522,049

Qingwei Ma,	2020	81,623		139,213
COO/CTO	2019	139,213		139,213

Taylor Zhang,	2020	68,339		68,339
CFO	2019	68,321		68,321

The Company granted no plan-based awards to our named executive officers for the year ended December 31, 2020. None of our named executive officers held outstanding equity awards as of December 31, 2020.

Options Exercised and Stock Vested

There was no stock option exercised by or vested for each of our named executive officers during two years ended December 31, 2020 and 2019.

Employment Agreements

All of our named executive officers have entered into employment agreements with the Company.

On December 31, 2011, Jie Han and China XD’s subsidiary, HLJ Xinda Group, entered into an employment agreement and an employment memorandum, pursuant to which Mr. Han received a monthly salary of RMB250,000 (approximately US$35,836). Also, Mr. Han will receive an annual bonus of RMB 3,000,000 (approximately US$430,003), which amount is subject to the Company’s achievement of the corresponding year’s performance goals. The calculation of the annual performance-based salary is based on a method set forth in HLJ Xinda Group’s compensation management policy. On January 1, 2017, Jie Han and HLJ Xinda Group extended the term of employment for additional five years beginning on January 1, 2017, pursuant to which Mr. Han was entitled to a monthly salary of RMB300,000 (equivalent to US$43,003). The employer and employee may reach consent and terminate Mr. Han’s employment with HLJ Xinda Group, and HLJ Xinda Group may have the right to unilaterally terminate Mr. Han’s employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice.

On December 31, 2011, Taylor Zhang and HLJ Xinda Group entered into an employment agreement and an employment memorandum, pursuant to which Mr. Zhang received a monthly salary of US$18,200 and awards of shares of China XD’s common stock and options to purchase shares of China XD’s common stock, as determined by the Compensation Committee of the Board of Directors. The term of employment is five years beginning on January 1, 2012, and extended on January 1, 2017 for another 5 years. The employer and employee may reach consent to terminate Mr. Zhang’s employment with HLJ Xinda Group at any time and HLJ Xinda Group has the right to unilaterally terminate Mr. Zhang’s employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice.

On December 31, 2011, Qingwei Ma and HLJ Xinda Group entered into an employment agreement and an employment memorandum, pursuant to which Mr. Ma received a monthly salary of RMB168,000 (approximately US$24,082). Also, Mr. Ma will receive a performance based bonus of RMB2,016,000 (approximately US$288,983), which amounts are subject to the Company’s achievement of the corresponding year’s performance goals. The calculation of the annual performance-based salary is based on a method set forth in the HLJ Xinda Group’s compensation management policy. On January 1, 2017, Qingwei Ma and HLJ Xinda Group extended the term of employment for additional five years beginning on January 1, 2017, pursuant to which Mr. Ma was entitled to a monthly salary of RMB175,000 (equivalent to US$25,085). The employer and employee may reach consent to terminate Mr. Ma’s employment with HLJ Xinda Group at any time and HLJ Xinda Group has the right to unilaterally terminate Mr. Ma’s employment prior to the expiration of the employment term under certain circumstances, with a one-month prior notice.

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

Director Compensation

On December 30, 2009, our Board of Directors approved 2010 Executive Compensation Program, which sets forth cash and stock compensation of the Company’s executives and directors. Under the 2010 Executive Compensation Program, the Company’s employee directors receive no additional compensation for their services to the Company as directors, including the Chairman of the Board of Directors. In addition, for fiscal year 2015, all non-employee directors who reside in China received an annual cash compensation of RMB60,000 (approximately $8,601) after the first 18 months of continuous directorship and RMB36,000 (approximately $5,160) during the initial 18 months directorship. In addition, each non-employee director other than the two directors appointed by the Series D Preferred Stockholder (until September 26, 2019) is entitled to an annual stock award equal to a number of shares of the Company’s common stock valued at $50,000 for those who reside outside of China, RMB50,000 (approximately $7,167) for Mr. Linyuan Zhai, who resides in China, based on the market value of the common stock at the time of the stock award and such stock award shall vest six months after the grant date. Mr. Feng Li will be eligible for an annual stock award equal to a number of shares of the Company’s common stock valued at RMB50,000 (approximately $7,167) after 18 months of continuous directorship. The Company also accrued and recorded the stock award for the service rendered during the year ended December 31, 2020 as share base compensation expense. The Company has repurchase rights on the unvested shares of the stock award. The Company did not issue this stock award the service rendered during the year ended December 31, 2020 and 2019, respectively.

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

The following is a summary of the compensation paid to our non-employee directors for the year ended December 31, 2020. Our employee directors do not receive compensation for their services to the Company as directors.

DIRECTOR COMPENSATION

Name (1) (2)	Fees earned or paid in cash ($)	Total ($)
Guanbao Huang	17,397	17,397
Huiyi Chen	60,000	60,000
Linyuan Zhai	17,397	17,397

(1)	Jie Han, Taylor Zhang and Qingwei Ma are not included in this table as they are our executive officers and thus received no compensation for their services as a director. For disclosure related to the compensation of Jie Han, Taylor Zhang and Qingwei Ma as an executive officer, see the “Summary Compensation Table” above.

(2)

Huiyi Chen and Tianbao Huang were appointed on January 1, 2020.

On September 9, 2021, Huiyi Chen, resigned as an independent director, Chair of the Audit Committee, and member of the Nominating Committee, resigned f

During the year ended December 31, 2020, no stock or option was awarded to the executive directors and non-employee directors. And no non-vested shares existed for executive directors and non-employee directors as of December 31, 2020.

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

On September 9, 2021, the Company entered into a Service Agreement with Feng Li. Pursuant to the terms of the Service Agreement, the Company shall (i) pay Mr. Li a fee of RMB3,000 per month (RMB36,000 annually) for 18 months, and then RMB5, 000 per month (RMB60,000 annually) starting from March 9, 2022; and (ii) award to Mr. Li under the Company’s 2020 Equity Incentive Plan and pursuant to the terms of a restricted stock award agreement RMB50,000 in restricted shares of common stock of the Company on an annual basis (the “Stock”), which shall vest in accordance with the terms of the restricted stock award agreement. The Stock shall be valued at the average closing price for the ten trading days prior to March 9, 2022, the date of the execution of the Service Agreement, and prior to each anniversary thereof. The Stock shall vest after twelve months of each year subject to Mr. Li’s continued directorship with the Company, pursuant to such vesting schedule set forth in the restricted stock award agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The Company adopted the 2009 Stock Option / Stock Issuance Plan (the “2009 Plan”) on May 26, 2009, which reserved 7,800,000 shares of common stock for issuance under the 2009 Plan. The 2009 Plan allows the Company to issue awards of stock options and stock issuances to directors, officers, employees and consultants of the Company, which may be subject to restrictions. The 2009 Plan was terminated in accordance with its terms on May 26, 2019.

The following table provides certain information with respect to the Company’s equity compensation plan in effect as of December 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options and unvested shares (a)	Weighted-average exercise price of outstanding options and unvested options (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)

Equity compensation plan approved by security holders – 2020 Stock Option / Stock Issuance Plan	—	—	—
Total	—	—	—

The Company adopted the 2020 Stock Option / Stock Issuance Plan (the “2020 Plan”) on January 10, 2020 under which 13,000,000 shares of common stock are reserved for issuance. On February 24, 2020, the Company’s Board of Directors approved the grant of 4,000,000 shares of common stock to certain executive officers and employees as incentive stock grant upon meeting certain performance service target.

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

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Jie Han	Series B Preferred Stock	1,000,000	(2)	100.0%
Jie Han	Common Stock	34,865,054	(2)	49.4%
Linyuan Zhai	Common Stock	10,879		*
XD. Engineering Plastics Company Limited	Common Stock	5,960,788	(2)	8.9%
XD. Engineering Plastics Company Limited	Series B Preferred Stock	1,000,000	(2)	100.0%
MSPEA Modified Plastics Holding Limited	Common Stock	16,000,000	(3)	23.9%
Total Ownership of Common Stock by All Directors and Executive Officers as a Group		34,865,054		49.4%

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

(1)	The amount of beneficial ownership includes the number of shares of Common Stock and/or Series B Preferred Stock, plus, in the case of each of the executive officer and directors and all officers and directors as a group, all shares issuable upon the exercise of the options held by them, which were exercisable as of May 25, 2020 or within 60 days thereafter. Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and the rules promulgated by the SEC, every person who has or shares the power to vote or to dispose of shares of common stock are deemed to be the “beneficial owner” of all the shares of common stock over which any such sole or shared power exists.

(2)	Represents 34,865,054 shares of the Company beneficially owned by Mr. Jie Han as reported in a Schedule 13D/A filed by Mr. Jie Han and XD. Engineering Plastics Company Limited on May 11, 2020, including (i) 27,104,266 shares of Common Stock directly owned by Mr. Han and (ii) 5,960,788 shares of Common Stock and 1,000,000 shares of Series B Preferred Stock beneficially owned by Mr. Han through his 100% ownership of XD Engineering Plastics Company Limited, representing 50.1% of the share capital of Company. The 1,000,000 shares of Series B Preferred Stock has a voting power equivalent to 40% of the total voting power of all Common Stock of the Company in addition to the common stock beneficially owned by him. The address of XD. Engineering Plastics Company Limited is c/o Palm Grove House, P.O. Box 438, Road Town, Tortola, British Virgin Islands.

(3)	Represents 16,000,000 shares of Common Stock beneficially owned by MSPEA Modified Plastics Holding Limited as reported in a Schedule 13D/A filed by it on October 15, 2019. The address of MSPEA Modified Plastics Holding Limited owns is c/o Walkers Corporate Services Limited, Walker House, 87 Mary Street, George Town, Grand Cayman KY1-9005, Cayman Islands.

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

(i) During the year ended December 31, 2020, the Company received RMB20.0 million (equivalent to US$2.9 million) from Mr. Jie Han, the Chairman and CEO of the Company, as interest-free advances and repaid RMB0.8 million (equivalent to US$0.1 million). As of December 31, 2020, the amounts due to Mr. Jie Han was RMB88.0 million (equivalent to US$12.5 million).

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

(iv) On December 26, 2018, Shanghai Sales set up Heilongjiang Xinda Macromolecule Composite Materials Company Limited (“Macromolecule Composite Materials”). On April 22, 2019, Shanghai Sales transferred 97.5% equity interest in Macromolecule Composite Materials to Harbin Shengtong Engineering Plastics Co. Ltd. (“Harbin Shengtong”). Mr. Xigang Chen, who was the general manager of Sichuan Xinda, is the general manager and also the principal shareholder of Harbin Shengtong.

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

The related party balances are summarized as follows:

	December 31,
	2020	2019

Amounts due from a related party:	US$	US$

Mr. Qingwei Ma Chief Operating Officer)	941,462	-

Amount due from Mr. Qingwei Ma was Employee advance.

	December 31,
	2020	2019
	US$	US$
Amounts due to related parties:
Mr. Jie Han	13,973,332	12,499,642
Mr. Jie Han’s wife	500,000	3,137,539
Mr. Jie Han’s son	-	9,317,393

Mr. Qingwei Ma ( Chief Operating Officer)		1,146,756

Mr. Xin Yang (CFO of HLJ Xinda Group)	9,198,108
Senior management employee in HLJ Xinda GroupXinda	-	150,589
Total amounts due to related parties	23,671,440	26,251,919

Amounts due to related parties are interest free advances for operating expense paid on behalf of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent accountants for the audit of our annual financial statements for the years ended December 31, 2019 was KPMG Huazhen LLP. On February 18, 2021, the Company engaged Friedman LLP, which was dismissed on September 17, 2021, on which BF Borgers CPA, PC was engaged. The following table shows the fees paid and to be paid by us to our independent accountants.

	2020	2019
Audit Fees	$2,420,304	$1,932,222
Audit-Related Fees	—	—
Tax Fees	—	—
Total paid to independent public audit firms	$2,420,304	$1,932,222

Audit Fees

Audit fees were paid for professional services rendered for the audit of our annual financial statements and the review of our quarterly financial statements and statutory audits. We paid or accrued expenses of US$2,420,304  and US$1,932,22, related to audits of our annual financial statements, reviews of our quarterly financial statements and statutory audits for the years ended December 31, 2020 and 2019, respectively.

Audit-Related Fees

Fees for audit-related services were nil and nil, respectively, for the years ended December 31, 2020 and 2019.

Tax Fees

During the years ended December 31, 2020 and 2019, we did not pay or accrue any fees to our auditors for tax services.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following are filed with this Annual Report:

(1) The financial statements listed on the Financial Statements Table of Contents.

(2) Not applicable.

(3) The exhibits referred to below, which include the following management contracts or compensatory plans or arrangements:

●	Service Agreement effective as of November 14, 2010 between China XD Plastics Company Limited and Linyuan Zhai

●	Service Agreement effective as of November 14, 2010 between China XD Plastics Company Limited and Lawrence W. Leighton

●	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co., Ltd and Jie Han

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Jie Han

●	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co., Ltd and Qingwei Ma

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Qingwei Ma

●	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co., Ltd and Taylor Zhang

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Taylor Zhang

●	Employment Agreement dated January 1, 2016 between Heilongjiang Xinda Enterprise Group Co., Ltd and Kenan Gong

●	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co., Ltd and Kenan Gong

●	Service Agreement dated November 14, 2012 between China XD Plastics Company Limited and Feng Li

●	Service Agreement dated November 16, 2017 between China XD Plastics Company Limited and Joseph Chow

●	Service Agreement dated March 6, 2019 between China XD Plastics Company Limited and Xin Li

●	Service Agreement dated January 1, 2020 between China XD Plastics Company Limited and Huiyi Chen

●	Service Agreement dated January 1, 2020 between China XD Plastics Company Limited and Guanbao Huang

(b) The exhibits listed on the Exhibit Index are filed as part of this Annual Report.

(c) Not applicable.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Incorporated by Reference Herein from the Following Filing
3.1	Second Amendment to Articles of Incorporation of the Company	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
3.2	Second Amended and Restated Bylaws	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 8, 2011.
3.3	Forms of Certificates of Correction	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
4.1	Specimen Stock Certificate	Filed as an exhibit to the Company’s registration statement on Form SB-2, as filed with the Securities and Exchange Commission on May 12, 2006.
4.2	Certificate of Designation of Series A Convertible Preferred Stock	Filed as an exhibit to the Company’s definitive information statement on Schedule 14C, as filed with the Securities and Exchange Commission on March 12, 2009.
4.3	Certificate of Designation of Series B Preferred Stock	Filed as an exhibit to the Company’s definitive information statement on Schedule 14C, as filed with the Securities and Exchange Commission on March 12, 2009.
4.4	Form of Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
4.5	Form of Series A Warrant to Purchase Common Stock	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
4.6	Form of Series B Warrant to Purchase Common Stock	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2009.
4.7	Form of indenture with respect to senior debt securities, to be entered into between registrant and a trustee acceptable to the registrant, if any	Filed as an exhibit to the Company’s registration statement on Form S-1, as amended, as filed with the Securities and Exchange Commission on June 10, 2010.

4.8	Form of indenture with respect to subordinated debt securities, to be entered into between registrant and a trustee acceptable to the registrant, if any	Filed as an exhibit to the Company’s registration statement on Form S-1, as amended, as filed with the Securities and Exchange Commission on June 10, 2010.
4.9	Form of Common Stock Purchase Warrant	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
4.10	Registration Rights Agreement entered into by and between the Company and MSPEA Modified Plastics Holding Limited on August 15, 2011	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
4.11	Form of Certificate of Designation, Preferences and Rights of Series D Junior Convertible Preferred Stock	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
4.12	Form of Amended and Restated Certificate of Designation, Preferences and Rights of Series D Junior Convertible Preferred Stock	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 28, 2014.
4.13	Purchase Agreement entered into by and among the Company, Favor Sea (BVI), Xinda Holding (HK), Morgan Stanley & Co. International PLC, UBS AG, Hong Kong Branch, the HongKong and Shanghai Banking Corporation Limited and China Minsheng Banking Corp., Ltd. Hong Kong Branch on January 24, 2014	Filed as an exhibit to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2014.
4.14	Indenture, dated February 4, 2014, constituting US$150 million 11.75% Guaranteed Senior Notes Due 2019	Filed as an exhibit to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2014.
4.15	Amended and Restated Certificate of Designation, Preferences and Rights of Series D Junior Convertible Preferred Stock	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2019.
10.1	2009 Stock Option/Stock Issuance Plan	Filed as an appendix to the Company’s definitive proxy statement on Schedule 14A, as filed with the Securities and Exchange Commission on November 11, 2009.
10.2	2020 Stock Option / Stock Issuance Plan	Filed as an appendix to the Company’s registration statement on Form S-8 filed with the Securities and Exchange Commission on February 18, 2020.
10.3	District Entry Agreement and Memorandum dated April 14, 2010 by and between Harbin Xinda Macromolecule Material Co., Ltd. and Harbin Economic and Technological Development Zone Administration	Filed as an exhibit to the Company’s quarterly report on Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2010.
10.4	Letter Agreement, dated October 4, 2010, between China XD Plastics Company Limited and Rodman & Renshaw, LLC	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.5	Securities Purchase Agreement dated October 4, 2010, among China XD Plastics Company Limited and certain institutional investors	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.6	Amendment Agreement, dated as of September 30, 2010, to the Securities Purchase Agreement dated November 27, 2009 among China XD Plastics Company Limited and the purchasers named therein	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2010.
10.7	Service Agreement effective as of October 4, 2010 between China XD Plastics Company Limited and Robert Brisotti	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 7, 2010.

10.8	Service Agreement dated November 14, 2010 between China XD Plastics Company Limited and Linyuan Zhai *	Filed as an exhibit to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.9	Service Agreement dated November 14, 2010 between China XD Plastics Company Limited and Lawrence Leighton	Filed as an exhibit to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.10	Stock Award Grant Supplemental Provisions	Filed as an exhibit to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.11	Securities Purchase Agreement entered into by and between the Company, MSPEA Modified Plastics Holding Limited, XD. Engineering Plastics Company Limited, and Mr. Jie Han on August 15, 2011	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.12	Stockholders’ Agreement entered into by and between MSPEA Modified Plastics Holding Limited, XD. Engineering Plastics Company Limited, and Mr. Jie Han on August 15, 2011	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.13	Form of Pledge Agreement by and between MSPEA Modified Plastics Holding Limited and XD. Engineering Plastics Company Limited	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.14	Form of Indemnification Agreement	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
10.15	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co. Ltd and Jie Han	Filed as an exhibit to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2017.
10.16	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Jie Han	Filed as an exhibit to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.17	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co. Ltd and Qingwei Ma	Filed as an exhibit to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2017.
10.18	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Qingwei Ma	Filed as an exhibit to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.19	Employment Agreement dated January 1, 2017 between Heilongjiang Xinda Enterprise Group Co. Ltd and Taylor Zhang	Filed as an exhibit to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2017.
10.20	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Taylor Zhang	Filed as an exhibit to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
10.22	Employment Memorandum dated December 31, 2011 between Heilongjiang Xinda Enterprise Group Co. Ltd and Kenan Gong	Filed as an exhibit to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2015.
10.23	Service Agreement dated November 14, 2012 between China XD Plastics Company Limited and Feng Li	Filed as an exhibit to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 25, 2013.
10.24	English translation of the Equity Transfer and Merger Agreement dated March 6, 2015 entered into by Xinda (Heilongjiang) Investment Co., Ltd., Sichuan Xinda and Nanchong Xinda Composite Material Co., Ltd.	Filed as an exhibit to the Company’s quarterly report on Form 10-Q, as filed with the Securities and Exchange Commission on August 6, 2015.

10.25	Facility Agreement dated August 22, 2016 among Xinda Holding (HK) Company Limited, as borrower, China XD Plastics Company Limited, Favor Sea Limited, Xinda (HK) Trading Company Limited, Al Composites Materials FZE, as guarantors, Standard Chartered Bank (Hong Kong) Limited, as lead arranger, book runner and security agent, and a consortium of banks and financial institutions named therein as lenders	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 26, 2016.
10.26	Strategic Investment Agreement dated December 12, 2016 between Sichuan Xinda Enterprise Group Company Limited, Shunqing District Government, Nanchong City, Sichuan Province and Nanchong City Government, Sichuan Province	Filed as an exhibit to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2017.
10.27	Equipment Purchase Contract dated January 3, 2017 between Sichuan Xinda Enterprise Group Company Limited and Harbin Hailezi Science and Technology Co., Ltd.	Filed as an exhibit to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2017.
10.28	Equipment Purchase Contract dated January 3, 2017 between Sichuan Xinda Enterprise Group Company Limited and Harbin Hailezi Science and Technology Co., Ltd.	Filed as an exhibit to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2017.
10.29	Land Use Right Transfer Agreement dated March 13, 2017 between Sichuan Xinda Enterprise Group Company Limited, Nanchong City Bureau of Land Resources - Shunqing District and Shunqing District Yinghua Industrial Park	Filed as an exhibit to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2017.
10.30	Employment Agreement dated January 1, 2016 between Heilongjiang Xinda Enterprise Group Co. Ltd and Kenan Gong	Filed as an exhibit to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2017.
10.31	English translation of the Equity Transfer dated November 21, 2017 entered into by Wang Yongqiang and Liu Qiang and Heilongjiang Xinda Enterprise Group Co., Ltd *	Filed as an exhibit to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 2018.
10.32	Equity Transfer Agreement dated December 18, 2018 by and between Heilongjiang Xinda Enterprise Group Co., Ltd. and Gao Xiaohui	Filed as an exhibit to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2019.
10.33	Equity Transfer Supplemental Agreement dated March 15, 2019 by and between Heilongjiang Xinda Enterprise Group Co., Ltd. and Gao Xiaohui	Filed as an exhibit to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2019.
10.34	Equipment Purchase Contract on June 25, 2018 by and between Heilongjiang Xinda Enterprise Group Co., Ltd. and Hailezi	Filed as an exhibit to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2019.
10.35	Equipment Purchase Contract on July 12, 2018 by and between Heilongjiang Xinda	Filed as an exhibit to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2019.
10.36	Labor Contract on July 1, 2018 by and between Heilongjiang Xinda Enterprise Group Co., Ltd and Rujun Dai	Filed as an exhibit to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2019.
10.37	Service Agreement dated November 16, 2017 between China XD Plastics Company Limited and Joseph Chow	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2017.
10.38	Service Agreement dated March 6, 2019 between China XD Plastics Company Limited and Xin Li	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on March 12, 2019.

10.39	Facility Agreement dated October 3, 2019 among Xinda Holding (HK) Company Limited, as borrower, China XD Plastics Company Limited, Favor Sea Limited, Xinda (HK) Trading Company Limited, Al Composites Materials FZE, as guarantors, Industrial and Commercial Bank of China (Macau) Limited, as lead arranger, and a consortium of banks and financial institutions named therein as lenders	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on October 3, 2019.
10.40	Service Agreement dated January 1, 2020 between China XD Plastics Company Limited and Huiyi Chen	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 2, 2020.
10.41	Service Agreement dated January 1, 2020 between China XD Plastics Company Limited and Guanbao Huang	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on January 2, 2020.
14.1	Code of Business Conduct	Filed as an exhibit to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2012.
16.1	Letter, dated December 31, 2008, from Robison, Hill & Co. to the Securities and Exchange Commission	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on December 31, 2008, and incorporated herein by this reference.
16.2	Letter, dated November 4, 2009 from Bagell Josephs Levine & Company, LLC, to the Securities and Exchange Commission	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on November 6, 2009.
16.3	Letter, dated August 15, 2011, from Moore Stephens Hong Kong, to the Securities and Exchange Commission	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2011.
16.4	Letter of KPMG dated May 8, 2015 to the Securities and Exchange Commission	Filed as an exhibit to the Company’s current report on Form 8-K, as filed with the Securities and Exchange Commission on May 11, 2015.
21.1	Subsidiaries of Registrant	Filed herewith
23.1	Consent of KPMG Huazhen LLP	Filed herewith
23.2	2 Consent of B F Borgers CPA PC	Filed herewith
31.1	Certification of Principal Executive Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Instance Document Filed herewith	Filed herewith
101.SCH	Taxonomy Extension Scheme Document	Filed herewith
101.CAL	Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Taxonomy Extension Presentation Linkbase Document	Filed herewith

* English translation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2021

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Jie Han	Chairman and Chief Executive Officer
Jie Han	(Principal Executive Officer)	November 15, 2021
/s/ Taylor Zhang	Chief Financial Officer	November 15, 2021
Taylor Zhang	(Principal Financial and Accounting Officer)
/s/ Huiyi Chen	Director	November 15, 2021
Huiyi Chen

/s/ Guanbao Huang	Director	November 15, 2021
Guanbao Huang

/s/ Linyuan Zhai	Director	November 15, 2021
Linyuan Zhai

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of China XD Plastics Company Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China XD Plastics Company Limited and its subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of comprehensive income (loss), changes in equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company incurred a significant loss from operations, has recurring operating cash outflows that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment assessment of long-lived assets

As described in Note 2 to the financial statements, the Company performs an impairment assessment of its long-lived assets when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. These long-lived assets, mainly property, plant, and equipment, and long-term prepayments to equipment and construction supplies, have a carrying value of $1,291 million as of December 31, 2020. As disclosed in Note 26, the Company recognized impairment losses for these assets of approximately $187 million for the year ended December 31, 2020.

Auditing the valuation of long-lived assets involved complex judgment due to subjective evaluation of indicators and significant estimations required in determining the recoverability the long-lived assets. Specifically, the cash flow forecasts were sensitive to significant assumptions about future market and economic conditions. Significant assumptions used in the Company’s estimates included sales volume, growth rates, gross profits, operating expenditures, tax rates, and discount rate, as applicable.

Our audit of impairment assessment of long-lived assets includes, but not limits to, the following procedures:

●	understanding of the controls over the Company’s annual impairment assessments of long-lived assets;
●	comparing, by searching online information, management’s assessment in qualitative factors, to public information including economic growth forecast, industry outlook, and business environment, relating to the long-lived assets;
●	testing the estimated future cash flows, including but not limited to, comparing significant inputs to observable third party and industrial sources, comparing to the historical performance of the Company, and evaluating the reasonableness of management’s projected financial information by comparing to observable average industry historical trends and projections, and other internal and external data.
●	performing sensitivity analyses of significant assumptions to evaluate the reasonableness of the Company’s cash flow analyses generated by the long-lived assets that have been placed in use;
●	confirming and interviewing with suppliers regarding the status of prepayments for equipment and the Company’s plans to continue the uncompleted construction projects;
●	assessing the Company’s disclosure of its impairment assessments included in Note 2 as well as the sufficiency of footnote disclosure of impairment of long-term prepayments in Note 9 and impairment loss of long-lived assets in Note 26.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2021.

Lakewood, Colorado

November 15, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
China XD Plastics Company Limited:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of China XD Plastics Company Limited and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of comprehensive loss, changes in equity and cash flows for the year ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Changes in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, as of January 1, 2019, the Company has changed its method of accounting for leases due to the adoption of ASC Topic 842, Leases.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ KPMG Huazhen LLP

We served as the Company’s auditor from 2011 to 2021.

Beijing, China
June 1, 2020

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	US$	US$
ASSETS
Current assets:
Cash and cash equivalents	78,261,679	17,201,775
Restricted cash	105,072,749	211,231,244
Accounts receivable, net of allowance for doubtful accounts	423,946,875	222,072,053
Amounts due from related parties	941,462	-
Inventories	577,935,234	642,509,534
Prepaid expenses and other current assets	158,602,834	171,848,122
Total current assets	1,344,760,833	1,264,862,728
Property, plant and equipment, net	778,805,976	830,319,716
Long-term prepayments to equipment and construction suppliers	512,048,859	495,570,421

Operating lease right-of-use assets, net	44,894,373	44,149,955
Loan receivables-non current	242,100,096	-
Deferred tax assets	778,943	-
Other non-current assets	536,920	979,428
Total assets	2,923,926,000	2,635,882,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans, including current portion of long-term bank loans	643,602,543	680,174,859
Bills payable	344,081,902	400,671,063
Accounts payable	69,602,956	57,458,673
Amounts due to related parties	23,671,440	26,251,919
Income taxes payable	36,078,226	26,458,837
Operating lease liabilities, current	1,323,164	1,388,555
Accrued expenses and other current liabilities	111,922,163	86,550,388
Total current liabilities	1,230,282,394	1,278,954,294
Long-term bank loans, excluding current portion	727,293,417	322,456,413
Deferred income	105,943,812	92,639,620
Operating lease liabilities, non-current	14,092,400	14,429,434
Other non-current liabilities	79,099,740	91,028,376
Total liabilities	2,156,711,763	1,799,508,137
Commitments and contingencies	-	-
Stockholders’ equity:
Series B preferred stock, US$0.0001 par value, 50,000,000 shares of preferred stock authorized, 1,000,000 shares issued and outstanding as of December 31, 2020 and 2019, respectively	100	100
Common stock, US$0.0001 par value, 500,000,000 shares authorized, 70,569,841 and 66,969,841 shares issued, 70,548,841 and 66,948,841 shares outstanding as of December 31, 2020 and 2019, respectively	7,057	6,697
Treasury stock, 21,000 shares at cost	(92,694)	(92,694)
Additional paid-in capital	188,396,687	184,208,447
Retained earnings	538,357,103	720,159,368
Accumulated other comprehensive loss	(9,479,166)	(67,907,807)
Total equity attributable to China XD Plastics Company Limited	717,189,087	836,374,111
Noncontrolling interest	50,025,150	-
Total stockholders’ equity	767,214,237	836,374,111
Total liabilities and stockholders’ equity	2,923,926,000	2,635,882,248

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2020	2019
	US$	US$

Revenues	1,311,901,681	1,448,204,826
Cost of revenues	(1,168,182,300)	(1,228,809,155)
Gross profit	143,719,381	219,395,671

Selling expenses	(1,217,768)	(1,465,697)
General and administrative expenses	(32,459,606)	(35,370,445)
Provision for doubtful accounts	(2,433,402)	(62,811,125)
Impairment of long-lived assets	(165,253,409)	-
Impairment of long-term prepayments to equipment and construction suppliers	(21,902,361)	-
Research and development expenses	(22,494,445)	(50,329,809)
Total operating expenses	(245,760,991)	(149,977,076)

Operating income (loss)	(102,041,610)	69,418,595

Interest income	1,673,500	1,377,040
Interest expense	(71,177,250)	(67,242,641)
Foreign currency exchange gains (losses)	(12,602,674)	2,887,336
Gains on disposal of a subsidiary	-	518,491
Government grant	8,206,779	10,133,355
Total non-operating expense, net	(73,899,645)	(52,326,419)

Income (loss) before income taxes	(175,941,255)	17,092,176

Income tax expense	(5,759,630)	(14,036,698)

Net income (loss)	(181,700,885)	3,055,478
Net income attributable to noncontrolling interest	101,380	—
Net income (loss) attributable to China XD Plastics Company Limited	(181,802,265)	3,055,478

Earnings (loss) per common share:
Basic and diluted	(4.06)	0.05
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

Basic and diluted	44,733,357	55,200,896

Net Income (loss)	(181,700,885)	3,055,478

Other comprehensive income (loss)
Foreign currency translation adjustment, net of nil income taxes	58,428,641	(13,175,260)

Comprehensive income (loss)	(123,272,244)	(10,119,782)
Comprehensive income attributable to noncontrolling interest	2,721,760	—
Comprehensive income (loss) attributable to China XD Plastics Company Limited	(125,994,004)	(10,119,782)

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Series B Preferred Stock		Common Stock					Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
		US$		US$	US$	US$	US$	US$	US$	US$
Balance as of December 31, 2018	1,000,000	100	50,948,841	$5,097	$(92,694)	$86,633,582	$717,103,890	$(54,732,547)	$-	$748,917,428
Net income							3,055,478	-		3,055,478
Conversion of Series D Preferred Stock to common stock	-	-	16,000,000	1,600	-	97,574,865	-	-	-	97,576,465
Other comprehensive loss - Foreign currency translation adjustment, net of nil income taxes	-	-	-	-	-	-	-	(13,175,260)	-	(13,175,260)
Balance as of December 31, 2019	1,000,000	100	66,948,841	6,697	(92,694)	184,208,447	720,159,368	(67,907,807)	-	836,374,111
Net income (loss)	-	-	-	-	-	-	(181,802,265)	-	101,380	(181,700,885)
Other comprehensive income (loss)	-	-	-	-	-	-	-	58,428,641	2,721,760	61,150,400
Stock based compensation						4,188,240				4,188,240
Issuance of common stock upon vesting of unrestricted stock			3,600,000	360		-				360
Contribution from noncontrolling interests	-	-	-	-	-	-	-	-	47,202,010	47,202,010
Balance as of December 31, 2020	1,000,000	100	70,548,841	$7,057	$(92,694)	$188,396,687	538,357,103	$(9,479,166)	$50,025,150	$767,214,237

See accompanying notes to consolidated financial statements.

CHINA XD PLASTICS COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
	US$	US$
Cash flows from operating activities:
Net income (loss)	(181,700,885)	3,055,478
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	61,329,756	59,416,674
Amortization of ROU assets	1,206,595	1,246,459
Stock-based compensation	4,188,600	-
Provision for doubtful accounts	2,433,402	62,811,125
Impairment of long-term prepayments to equipment and construction suppliers	21,902,361	-
Impairment of long-lived assets	165,253,409	-
Amortization of issuance cost for syndicated loans	8,371,500	244,505
Foreign currency exchange gains (losses)	12,602,674	(2,959,910)
Gains on disposals of property, plant and equipment	(9,528)	(536,500)
Gains on disposal of a subsidiary	-	(518,491)
Deferred income tax benefit	(1,690,083)	(2,017,823)
Changes in operating assets and liabilities:
Accounts receivable	(182,304,964)	9,267,736
Amounts due from related parties	(627,983)	-
Inventories	103,112,952	(32,889,557)
Prepaid expenses and other current assets	(21,641,754)	(35,220,965)
Value added tax in long-term prepayments to equipment suppliers	42,724,335	(11,716,377)
Other non-current assets	482,680	(177,474)
Bills payable	(79,746,791)	(209,898,423)
Accounts payable	9,077,206	(26,818,422)
Amounts due to related parties	(366,613)	-
Income taxes payable	9,225,030	10,508,217
Operating lease liabilities, current	(402,425)	(1,010,019)
Accrued expenses and other current liabilities	29,582,999	(1,030,675)
Deferred income	6,524,046	(6,400,297)
Other non-current liabilities	(12,548,476)	(5,283,500)
Net cash used in operating activities	(3,021,957)	(189,928,239)
Cash flows from investing activities:
Purchases of and deposits for property, plant and equipment	(205,399,725)	(154,115,880)
Loan to third parties	(231,208,833)	-
Refund of prepayment for property and equipment purchase	-	15,703,238
Proceeds from disposal of property, plant and equipment	676,757	-
Net proceeds from sales of a subsidiary	-	7,282,029
Government grant related to construction of plant and equipment	4,784,273	1,007,410
Net cash used in investing activities	(431,147,528)	(130,123,203)
Cash flows from financing activities:
Proceeds from bank borrowings	1,196,259,162	2,230,043,190
Repayment of bank borrowings	(852,337,025)	(2,048,519,876)
Proceeds from interest-free advances from related parties	7,656,520	84,869,533
Repayment of interest-free advances from related parties	(11,352,877)	(76,079,512)
Payments of issuance cost for syndicated loans	-	(4,443,946)
Payments of issuance cost for syndicated loans	(126,012)	-
Capital injection from noncontrolling interests	47,202,010	—
Net cash provided by financing activities	387,301,778	185,869,389
Effect of foreign currency exchange rate changes on cash and cash equivalents and restricted cash	1,769,116	(4,376,768)
Net (decrease) increase in cash, cash equivalents and restricted cash	(45,098,591)	(138,558,821)
Cash, cash equivalents and restricted cash at beginning of year	228,433,019	366,991,840
Cash, cash equivalents and restricted cash at end of year	183,334,428	228,433,019
Supplemental disclosure of cash flow information:
Interest paid, net of US$3,306,287 and US$3,751,573 capitalized for the years ended December 31, 2020 and 2019, respectively	71,144,452	64,647,104
Income taxes paid	5,621,740	10,446,472
Non-cash investing and financing activities:
Conversion of Series D preferred stock to common stock	-	97,576,465
Accrual for issuance cost for syndicated loans	-	2,780,000
Accrual for purchase of equipment and construction included in accrued expenses and other current liabilities	5,890,438	1,302,739
Receivable for disposal of property, plant and equipment	-	852,970

The following table shows a reconciliation of cash, cash equivalents and restricted cash on the consolidated balance sheets to that presented in the above consolidated statements of cash flows.

	December 31,
	2020	2019
	US$	US$

Cash and cash equivalents	78,261,679	17,201,775
Restricted cash	105,072,749	211,231,244
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	183,334,428	228,433,019

See accompanying notes to consolidated financial statements.

Note 1 – Description of business and significant concentrations and risks

China XD Plastics Company Limited (“China XD”) is a holding company that is incorporated in Nevada of the United States of America. China XD and its subsidiaries (collectively referred to hereinafter as the “Company”), is primarily engaged in the research and development, production and sales of modified plastics products. The plastics products, which are manufactured by the Company, are primarily for use in the fabrication of automobile parts and components and secondarily for applications in high-speed railway, airplanes, ships and electronic appliances and consist of the following major products categories: Polypropylene (“PP”), Acrylonitrile Butadiene Styrene (“ABS”), Polyamid6 (“PA6”), Polyamid66 (“PA66”), Polyformaldehyde (“POM”), Polyphenylene Oxide (“PPO”), Plastic Alloy, Polyphenylene Sulfide (“PPS”), Poly Imide (“PI”), Polylactide Acid (“PLA”) , Poly Ether Ether Ketone (“PEEK”) and Polyethylene (“PE”) .

The Company’s operations are primarily conducted through its subsidiaries in the People’s Republic of China (“PRC”) and Dubai, United Arab Emirates (“UAE”). The Company’s other subsidiaries in the US, the British Virgin Islands (“BVI”) and Hong Kong Special Administrative Region (“SAR”), do not have significant operations.

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

(c) Non-controlling interests

Non-controlling interests represent non-controlling shareholders’ 36.21% and 34.38% ownership interest in the two PRC entities as of December 31, 2020. The non-controlling interests are presented in the consolidated balance sheets, separately from equity attributable to the shareholders of the Company. Non-controlling interests in the results of the Company are presented on the face of the consolidated statements of operations and comprehensive income as an allocation of the total income or loss for the year ended December 31, 2020 between non-controlling interest holders and the shareholders of the Company.

(d) Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the recoverability of the carrying amounts of long-term assets, including property, plant and equipment, the realizability of inventories, the useful lives of property, plant and equipment, the collectability of accounts receivable, the fair values of stock-based compensation, realizability of deferred tax assets, the accruals for tax uncertainties and other contingencies, and the discount rate used to determine the present value of the lease payments. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(e) Foreign Currency

The Company’s reporting currency is the U.S. dollar (US$). The functional currency of China XD Plastics and its subsidiaries in the United States, BVI, Hong Kong and Dubai, UAE is the US$. The functional currency of China XD’s subsidiaries in the PRC is Renminbi (RMB).

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated into the functional currency using the applicable exchange rates at the balance sheet date. The resulting exchange differences are recorded in foreign currency exchange gain or loss in the consolidated statements of comprehensive income (loss).

Assets and liabilities of subsidiaries with functional currencies other than US$ are translated into US$ using the exchange rate on the balance sheet date. Revenues and expenses are translated into US$ at average rates prevailing during the reporting period. The differences resulting from such translation are recorded as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity.

Since the RMB is not a fully convertible currency, all foreign exchange transactions involving RMB must take place either through the People’s Bank of China or other institutions authorized to buy and sell foreign exchange.

(f) Cash and cash equivalents, time deposits and restricted cash

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

(g) Accounts Receivable

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

(h) Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the weighted average cost method. Work-in-progress and finish goods comprise direct materials (including purchasing, receiving and inspection costs), direct labor and an allocation of related manufacturing overhead based on normal operating capacity.

(i) Long-lived Assets

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

(j) Impairment of Long-lived Assets

Long-lived assets, such as property, plant and equipment, and operating lease right-of-use assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Recoverability of a long-lived asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying value of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount that the carrying value exceeds the estimated fair value of the asset or asset group. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third party independent appraisals, as considered necessary. Assets to be disposed are reported at the lower of carrying amount or fair value less costs to sell, and are no longer depreciated.

Impairment charges of US$165.3 million were recognized for long-lived assets during the year ended December 31, 2020 (See Note 26).

(k) Revenue Recognition

The Company adopted the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company applies the following steps to recognize revenues: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation.

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

Others – mainly represents agent fee of raw material trading.

The following tables provide sales by major customer group for years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
	US$	US$
Distributors	911,267,251	1,200,582,840
Direct customers	400,634,430	246,881,535
Others	-	740,451
Total	1,311,901,681	1,448,204,826

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

(o) Government Grants

Government grants are recognized when there is reasonable assurance that the Company will comply with the conditions attaching to them and the grants will be received. Government grants for the purpose of giving immediate financial support to the Company with no future related costs are recognized as other income in the Company’s consolidated statements of comprehensive income (loss). Government grants related to the acquisition of assets are recorded as deferred income on the consolidated balance sheets when the grants become receivable, and recognized as other income in the consolidated statements of comprehensive income (loss) on a straight-line basis over the estimated useful lives of those assets.

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

(r) Employee Benefit Plans

Pursuant to relevant PRC regulations, the Company is required to make contributions to various defined contribution plans organized by municipal and provincial PRC governments. The contributions are made for each PRC employee at rate of approximately 40% on a standard salary base as determined by local social security bureau. Contributions to the defined contribution plans are charged to the consolidated statements of comprehensive income (loss) when the related service is provided. For the years ended December 31, 2020 and 2019, the costs of the Company’s contributions to the defined contribution plans amounted to US$1,109,658 and US$2,236,528, respectively.

For the years ended December 31, 2020 and 2019, 49% and 52% of costs of employee benefits were recorded in general and administration expenses, respectively, with the remaining portion of costs of employee benefits in selling expenses, research and development expenses and cost of revenues each year.

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

(v) Segment Reporting

The Company uses the management approach in determining reportable operating segments. The management approach considers the internal reporting used by the Company’s chief operating decision maker for making operating decisions about the allocation of resources of the segment and the assessment of its performance in determining the Company’s reportable operating segments. Management has determined that the Company has one operating segment, which is the modified plastics segment.

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

The Company did not have any financial assets and liabilities or nonfinancial assets and liabilities that are measured and recognized at fair value on a recurring or nonrecurring basis as of December 31, 2020 and 2019. Management used the following methods and assumptions to estimate the fair values of financial instruments at the balance sheet dates:

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. The Company has adopted the standard on January 1, 2020, and there was no material impact on its consolidated financial statements as a result of the adoption.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, which is fiscal 2021 for us, with early adoption permitted. The Company does not expect the adoption of the new guidance to have a significant impact on its consolidated financial statements.

In November 2019, the FASB issued ASU 2019-10, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)” (“ASU 2019-10”). ASU 2019-10 (i) provides a framework to stagger effective dates for future major accounting standards and (ii) amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. Specifically, ASU 2019-10 changes some effective dates for certain new standards on the following topics in the FASB Accounting Standards Codification (ASC): (a) Derivatives and Hedging (ASC 815) – now effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021; (b) Leases (ASC 842) - now effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021; (c) Financial Instruments — Credit Losses (ASC 326) - now effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years; and (d) Intangibles — Goodwill and Other (ASC 350) - now effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not expect the cumulative effect resulting from the adoption of this guidance will have a material impact on its consolidated financial statements.

In February 2020, the FASB issued ASU 2020-02, “Financial Instruments – Credit Losses (Topic 326) and Leases (topic 842) Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (topic 842)”. This ASU provides guidance regarding methodologies, documentation, and internal controls related to expected credit losses. This ASU is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements.

Note 3-Liquidity

As reflected in the Company’s consolidated financial statements, the Company had working capital of approximately US$114.5 million and current ratio of 1.1 as of December 31, 2020.

As of December 31, 2020, we have contractual obligations to pay (i) lease commitments in the amount of US$26.3 million, including US$1.4 million due in one year; (ii) equipment acquisition and facility construction in the amount of US$250.2 million; (iii) long-term bank loan in the amount of US$727.3 million (including principals and interests).

The Company also had large unpaid tax liabilities of approximately $107.8 million, including US$36.1 within one year. Furthermore, the ongoing outbreak of COVID-19 may continue to negatively impact the Company’s business operations. A resurgence could negatively affect the Company’s ability to fulfill customer sales orders and collect customer payments timely, or disrupt the Company’s supply chain. As a result, there is a possibility that the Company’s revenue and cash flows may underperform in the next 12 months.

As seen in the Company’s financial statements, for the year ended December 31, 2020, the Company had a significant loss of US$181.7 million primarily due to an impairment of long-lived assets of US$165.3 million for Dubai Xinda and had recurring operating cash outflows of US$3.0 million. These conditions raised substantial doubts about the Company’s ability to continue as a going concern.

In assessing its liquidity, management monitors and analyzes the Company’s cash on-hand, its ability to generate sufficient revenue sources in the future, and its operating and capital expenditure commitments. The Company had cash and cash equivalents and restricted cash of approximately US$188.3 million and accumulated retained earnings of approximately US$538.4 million. The Company also had outstanding accounts receivable of approximately $423.9 million, of which approximately US$410.8 million or 96.9% has been subsequently collected as of the date of this report. Cash collection from accounts receivable become available for use as working capital.

Currently, the Company is working to improve its liquidity and capital sources primarily through cash flows from operation, debt financing, and financial support from its principal shareholder.

As of December 31, 2020, the Company had lines of credit of RMB11,165.7 million (equivalent to US$1,711.2 million) and unused line of credit of USD107.0 million. Management expects that it would be able to renew all of its existing bank loans upon their maturity based on past experience and the Company’s good credit history. On September 29, 2021, the Company obtained another line of credit of RMB1,400 million (equivalent to US$214. 6 million) from Longjiang Bank, Harbin as working capital lo and withdrew RMB200 million (equivalent to US$30.7 million) (See Note 31).

The Company plans to fund its construction of new facilities in a controlled and gradual manner, and by obtaining additional bank financing and reducing costs to improve profitability and improve working capital. The Company’s ability to fulfill its current obligations will depend on the future realization of its current assets and the future revenues generated from its operations.

The Company expects to realize the balance of its current assets within the normal operating cycle of a twelve month period. If the Company is unable to realize its current assets within the normal operating cycle of a twelve month period, the Company had considered supplementing its available sources of funds through continuously seeking debt financing from PRC banks and other financial institutions to support its expansion plan.

Based on the current operating plan, management believes that the above-mentioned measures collectively will most likely have sufficient funds to pursue its expansion plan as previously expected. There is no assurance that management will be successful in their plans. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as changes in the PRC government policy, economic conditions, and competitive pricing in the industries that the Company operates in. In addition, the recent outbreak of new coronavirus pandemic posed disruption and restrictions on its operations and those of the Company’s customers which not only negatively impact the Company’s financial conditions but also slowed down the macro-economic development worldwide. If management is unable to execute this plan, there would likely be a material adverse effect on the Company’s business.

Note 4 – Restricted cash

Below is restricted cash pledged for:

	December 31,
	2020	2019
	US$	US$

Bills payable relating to purchases of raw materials	95,413,051	151,498,873
Letter of credit	7,544,223	-
Syndicated loans	-	58,229,047
Short-term bank loans	1,532,591	1,433,445
Government grant	553,534	69,879
Others	29,350	-
Total restricted cash	105,072,749	211,231,244

Short-term bank deposits that are pledged as collateral for bills payable relating to purchases of raw materials are reported as restricted cash and amounted to US$95,413,051 and US$151,498,873 as of December 31, 2020 and 2019, respectively. Upon maturity and repayment of the bills payable, which is generally within 6 months, the cash becomes available for use by the Company.

Short-term bank deposits that are related to letter of credit are reported as restricted cash and amounted to US$7,544,223 and nil as of December 31, 2020 and 2019, respectively.

Short-term bank deposits that are related to government grant are reported as restricted cash and amounted to $553,534 and US$69,879 as of December 31, 2020 and 2019, respectively.

Short-term bank deposits that are pledged for the US$135.0 million syndicated loans obtained from a consortium of banks led by the Industrial and Commercial Bank of China (Macau) Limited are reported as restricted cash and amounted to nil and US$58,229,047 as of December 31, 2020 and 2019, respectively, for details of the syndicated loans please refer to note 11 (borrowing).

Note 5 – Accounts receivable

Accounts receivable consists of the following:

	December 31,
	2020	2019
	US$	US$
Accounts receivable	488,974,750	284,921,071
Allowance for doubtful accounts	(65,027,875)	(62,849,018)
Accounts receivable, net	423,946,875	222,072,053

As of December 31, 2020 and 2019, the accounts receivable balances also include notes receivable in the amount of US$93,468 and US$107,845, respectively. As of December 31, 2020 and 2019, nil and US$92,198,221, respectively of accounts receivable are pledged for the short-term bank loans.

The movements of the allowance for doubtful accounts are as follows:

	December 31,
	2020	2019
	US$	US$
Balance at the beginning of the year	(62,849,018)	(38,516)
Provision	(2,433,402)	(62,811,125)
Effect of foreign currency exchange rate changes	254,545	623
Balance at the end of the year	(65,027,875)	(62,849,018)

As of December 31, 2020, accounts receivable of US$2.0 million from the Company’s two customers in UAE and $0.2 million for one customer in PRC was overdue for more than 12 months. Based on assessment of the collectability of the amounts due from the customers, the Company provided an allowance for doubtful accounts of US$2.2 million for the period ended December 31, 2020.

As of December 31, 2019, accounts receivable of US$62.8 million from the Company’s customer in UAE was overdue and the customer failed to make payments under the agreed extended repayment plan. Based on its assessment of the collectability of the amounts due from the customer, the Company provided an allowance for doubtful accounts of US$62.8 million for the year ended December 31, 2019.

Note 6 – Inventories

Inventories consist of the following:

	December 31,
	2020	2019
	US$	US$
Raw materials and semi-finished goods	560,879,015	637,278,817
Finished goods	17,056,219	5,230,717
Total inventories	577,935,234	642,509,534

As of December 31, 2020 and 2019, the Company pledged inventories in amount of approximately US$20.9 million and US$40.1 million, respectively, for a one-year short-term loan and bills payable, details refer to Note 11.

There were $4,036 and nil write- down of inventories during the years ended December 31, 2020 and 2019.

Note 7 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2020	2019
	US$	US$
Advances to suppliers (i)	143,247,078	118,166,925
Value added taxes receivables (ii)	9,485,514	6,239,719
Receivables from Hong Kong Grand Royal Trading Co., Ltd. (iii)	-	42,566,949
Interest receivable (iv)	377,080	615,049
Others (v)	5,493,162	4,259,480
Total prepaid expenses and other current assets	158,602,834	171,848,122

(i) Advances to suppliers are the advances to purchase raw materials.

(ii) Value added taxes receivables mainly represent the input taxes on purchasing equipment by Heilongjiang Xinda Enterprise Group Company Limited (“HLJ Xinda Group”) and Sichuan Xinda Enterprise Group Company Limited (“Sichuan Xinda”), Heilongjiang Xinda Marcromolecule Composite Materials, and Heilongjiang Xinda Bio-Based Composite Materials Company Ltd. (“Xinda Bio-Based Composite Materials”), which are to be net off with output taxes. Value added taxes receivables were recognized in operating activities in consolidated statements of cash flows.

(iii) Hong Kong Grand Royal Trading Co., Ltd. (“Hong Kong Grand Royal”) is a raw material supplier of AL Composites Materials FZE (“Dubai Xinda”). Dubai Xinda has prepaid US$48.2 million to Hong Kong Grand Royal in 2017 for purchase of raw materials. Due to the price fluctuation of raw materials, Hong Kong Grand Royal could not purchase and deliver the raw materials to Dubai Xinda. In July 2019, both parties entered into a supplemental agreement to cancel the original purchase agreements and Hong Kong Grand Royal shall settle the advance payment. The US$42.6 million advance payment as of December 31, 2019 was settled during the year ended December 31, 30, 2020.

(iv) Interest receivable mainly represents interest income accrued from time deposits and restricted cash.

(v) Others mainly include prepaid miscellaneous service fee, staff advance and prepaid rental fee.

Note 8– Property, plant and equipment, net

Property, plant and equipment consist of the following:

	December 31,
	2020	2019
	US$	US$
Machinery, equipment and furniture	548,087,086	575,317,840
Motor vehicles	2,232,982	1,709,182
Workshops and buildings	153,585,519	156,256,761
Construction in progress	386,022,110	335,245,525
Total property, plant and equipment	1,089,927,697	1,068,529,308
Less: accumulated depreciation	(311,121,721)	(238,209,592)
Property, plant and equipment, net	778,805,976	830,319,716

The Company capitalized US$3,306,287 and US$3,751,573 of interest costs as a component of the cost of construction in progress for the years ended December 31, 2020 and 2019 respectively.

Dubai Xinda experienced a shutdown since the outbreak of COVID-19 in early February, 2020 and ceased operations as of December 31, 2020. The management assessed the quoted market value of Dubai Xinda’s property, plant and equipment, through a third party independent appraisal at a realizable value and decided to write off the existing plant, property and equipment, as well as the construction in progress. Dubai Xinda recorded impairment charges of US$77.0 million and US$88.3 million for property, plant and equipment and construction in progress, respectively (See Note 26).

Depreciation expense on property, plant and equipment was allocated to the following expense items:

	Years Ended December 31,
	2020	2019
	US$	US$

Cost of revenues	56,344,017	52,691,430
General and administrative expenses	2,505,195	2,949,915
Research and development expenses	2,477,689	3,770,983
Selling expenses	2,855	4,346
Total depreciation expense	61,329,756	59,416,674

Note 9 – Prepayments to equipment and construction suppliers

	December 31,
	2020	2019
	US$	US$

Hailezi (i)	485,504,105	468,529,714
Beijin Construction (ii)	7,537,793	6,795,439
Peaceful Treasure Limited(iii)	—	19,967,014
Xinda High-Tech (iv)	18,437,064	—
Others	569,897	278,254
Total prepayments to equipment and construction suppliers	512,048,859	495,570,421

HLJ Xinda Group-Storage System

On September 26, 2016 and February 28, 2017, HLJ Xinda Group entered into equipment purchase contracts with Hailezi for a total consideration of RMB782.2 million (equivalent to US$120.0 million) to purchase storage facility and other equipment, which will be used for upgrading the storage system of warehouse located in Harbin, China. Pursuant to the contracts with Hailezi, HLJ Xinda Group prepaid RMB621.6 million (equivalent to US$95.3 million) during the first quarter of 2017. Due to a redesign of outdoor storage facility in June 2017, HLJ Xinda Group entered into a supplementary agreement with Hailezi, which decreased the original contract amount to RMB283.7 million (equivalent to US$43.5 million). Hailezi refunded RMB369.1 million (equivalent to US$56.6 million) to HLJ Xinda Group on June 22, 2017. On September 25, 2019, HLJ Xinda Group entered into a supplementary agreement with Hailezi, pursuant to which the total contract amount was increased to RMB327.8 million (equivalent to US$50.2 million). As of December 31, 2020, HLJ Xinda Group has prepaid RMB255.0 million (equivalent to US$39.1 million) for the above contracts. The equipment was delivered in November, 2020.

In connection with the above storage system upgrading, on December 14, 2020, HLJ Xinda Group entered into a contract with Hailezi for RMB1,070.4 million (equivalent to US$164.0 million), with delivery date on June 30, 2021 and delivered during third quarter of 2021. Pursuant to the contracts with Hailezi, HLJ Xinda Group has prepaid RMB642.2 million (equivalent to US$98.4 million) on December 30, 2020.

HLJ Xinda Group-HLJ Project-100,000 metric tons

On July 21, 2017, HLJ Xinda Group entered into three investment agreements with the Management Committee of Harbin Economic- Technological Development Zone with respect to the industrial project for 300,000 metric tons of biological composite materials, the industrial project for upgrading existing equipment for 100,000 metric tons of engineering plastics and the industrial project for a 3D printing intelligent manufacture demonstration factory and a 3D printing display and experience cloud factory (the “HLJ Project”). In order to fulfill the agreements, HLJ Xinda Group entered into an equipment purchase contract with Hailezi to purchase production equipment in November 2017, which will be used for 100,000 metric tons of engineering plastics located in Harbin, for a consideration of RMB939.7 million (equivalent to US$144.0 million). Pursuant to the contract with Hailezi, HLJ Xinda Group has prepaid RMB920.9 million (equivalent to US$141.1 million) in total as of December 31, 2018. During 2019, HLJ Xinda Group entered into a supplementary agreement with Hailezi, pursuant to which the contract amount was increased to RMB958.7 million (equivalent to US$146.9 million). RMB848.4 million (equivalent to US$130.0 million) of the equipment was delivered in 2019 and the prepayment was transferred to construction in progress. As of December 31, 2020, the amount of the remaining prepayment was RMB37.7 million (equivalent to US$5.9 million).

In connection with the above 100,000 metric tons of HLJ project, on October 12, 2020 and November 10, 2020, HLJ Xinda Group entered into two additional equipment contracts with Hailezi for a consideration of RMB65.4 million (equivalent to US$10.0 million) for Phase II and RMB129.7 million (equivalent to US$19.8 million) for Phase III, respectively with delivery date on March 31, 2021. Pursuant to the contracts with Hailezi, HLJ Xinda Group has prepaid full payments for the two additional contracts on December 30, 2020. The equipment was delivered in January 2021.

HLJ Xinda Group-HLJ Project-300,000 metric tons

In connection with the HLJ project, in June and July 2018, HLJ Xinda Group entered into two equipment purchase contracts with Hailezi to purchase production equipment, which will be used for 300,000 metric tons of biological based composite material, located in Harbin, for a consideration of RMB1,906.8 million (equivalent to US$292.2 million). On November 14, 2019, HLJ Xinda Group entered into a supplementary agreement with Hailezi, which decreased the original contract amount to RMB1,780.9 million (equivalent to US$272.9 million) with delivery schedule amended to December 31, 2021. Pursuant to the contracts with Hailezi, HLJ Xinda Group has prepaid RMB540.0 million (equivalent to US$82.8 million) as of December 31, 2020.

HLJ Xinda Group-Qingling Road & Jiangnan Road Project

On December 3, 2019, HLJ Xinda Group entered into two equipment purchase contracts with Hailezi to purchase production equipment used to upgrade Qinling Road Factory (“Qinling Road Project”) and Jiangnan Road Factory (“Jiangnan Road Project”) in Harbin. Total consideration is RMB162.0 million (equivalent to US$24.8 million) and RMB713.6 million (equivalent to US$109.4 million) for Qinling Road Project and Jiangnan Road Project respectively. Pursuant to the contracts with Hailezi, HLJ Xinda has prepaid in full for Qingling Road Project and Jiangnan Road Project, with full delivery of equipment as of December 31, 2020 and prepayment was transferred to construction in progress during the year ended December 31, 2020.

In Connection with Jiangnan Road Project, on December 4, 2020, HLJ Xinda Group entered into purchase contract with Hailezi to purchase upgrading equipment with a total consideration of RMB1,070.4 million (equivalent to US$164.0 million) with delivery expected in October,2022. The Company prepaid US$642.2 million (equipment to US$98.4 million) as of December 31, 2020

Sichuan Xinda- Nanchong Project

On March 17, 2017, Sichuan Xinda entered into a definitive agreement with the People’s Government of Shunqing District, Nanchong City of Sichuan Province for the production of 300,000 metric tons of bio-composite materials and additive manufacturing and 20,000 metric tons of functional masterbatch, a high-end color additive process in plastics manufacturing (the “Nanchong Project”). The Nanchong Project will be located in a land area of 250 mu (equivalent to 41.2 acres), with 215 mu designated for bio-composite materials and additive manufacturing production and 35 mu to be designated for functional masterbatch production. The projected total capital expenditures for the project are approximately RMB2.5 billion (equivalent to US$383.1 million).

In connection with the Nanchong Project, on June 21, 2018, Sichuan Xinda entered into equipment purchase contracts with Hailezi to purchase production equipment for a consideration of RMB1,910.5 million (equivalent to US$292.8 million). Pursuant to the contract with Hailezi, Sichuan Xinda has prepaid RMB1,575.8 million (equivalent to US$241.5 million) as of December 31, 2020. All equipment has not been delivered yet as of December 20, 2020.

(i) The table below summarized the balance of prepayments to Hailezi for each of the projects as of December 31, 2020 and 2019, and the movements of the prepayments:

(in millions US$)
Year	Projects	Balance as of December 31, 2019	Prepaid in 2020	Transfer to CIP in 2020	Effect of foreign currency exchange rate changes	Balance as of December 31, 2020
2017	Storage system	$36.7	$-	$(5.8)	$1.7	$32.6
2017	HLJ Project	5.9	-	(5.9)	-	-
2018	HLJ Project	77.4	28.1	(109.4)	3.9	-
2017	Nanchong Project	3.0	-	(3.0)	-	-
2018	Nanchong Project	245.1	0.2	(3.8)	-	241.5
2019	Qinling Road Project	18.6	5.0	(24.8)	1.2	-
2019	Jiangnan Road Project(300,000 metric tons)	81.8	-	-	1.0	82.8
2020	Jiangnan Road Project Phase II	-	98.4	-	-	98.4
2020	HLJ Project-Phase II	-	10.0	-	-	10.0

2020	HLJ Project-Phase III	-	19.9	-	-	19.9

2020	Others	-	3.2	(2.9)	-	0.3
Total		$468.5	$164.8	$(155.6)	$7.8	$485.5

(ii) Since November 15, 2016, Sichuan Xinda entered into decoration contracts with Sichuan Beijin Construction Engineering Company Limited (“Beijin Construction”) to perform indoor and outdoor decoration work for a consideration of RMB264.3 million (equivalent to US$40.5 million). Pursuant to the contracts with Beijin Construction, Sichuan Xinda has prepaid RMB122.8 million (equivalent to US$18.8 million) as of December 31, 2020, of which RMB73.9 million (equivalent to US$11.3 million) was transferred to construction in progress.

(iii) On October 20, 2016, Sichuan Xinda entered into an equipment purchase agreement purchase contract with Peaceful Treasure Limited (“Peaceful”) for a total consideration of RMB89.8 million (equivalent to US$13.8 million) to purchase certain production and testing equipment. The Company prepaid RMB 33.9 million (equivalent to US$4.9 million) as of December 31, 2020.

On May 31, 2019, Dubai Xinda entered into an equipment purchase contract with Peaceful for a total consideration of US$18.8 million to purchase storage and testing equipment. The Company prepaid US$17.0 million as of September 30, 2020

As of December 31, 2020, Peaceful failed to deliver the equipment under the purchase agreements. Based on the assessment of the realizability of the prepayments, the Company recognized a full impairment of US$21.9 million for the year ended December 31, 2020.

(iv) On January 10, 2020, Heilongjiang Xinda New Materials Co., Ltd. (“HLJ New Materials”), a subsidiary of the Company, entered into a purchase agreement with Harbin Xinda High-Tech Co., Ltd. (“Xinda High-Tech”) to purchase the land use right, buildings and facilities of one factory in Heilongjiang Province from Xinda High-Tech for a consideration of RMB120.3 million (equivalent to USD18.4 million). On January 23, 2020, HLJ New Materials has paid the consideration to Xinda High-Tech. As of December 31, 2020, the transfer procedures were not completed and were expected to be completed in the second quarter of 2022.

Note 10– Loan receivables-non current

As of December 31, 2020, the Company has loan receivables of RMB870.9 million (equivalent to US$144.3 million) due from Heilongjiang Xinda Enterprise Group Shanghai New Materials Sales Company Limited (“Shanghai Sales”), a company formerly owned by the Company and was disposed in December 2018, RMB444.3 million (equivalent to US$68.1 million) due from Heilongjiang Xinda Macromolecule Composite Materials Company Limited (“Macromolecule Composite Materials”), a company established by Shanghai Sales, and RMB264.3 million (equivalent to US$40.5 million) due from Guangzhou Peiqu International Trading LLC (“Peiqu International”), the Company’s supplier, as interest-free advances.

	December 31,
	2020	2019
	US$	US$
Shanghai Sales	133,466,679	-
Macromolecule Composite Materials	68,099,128	-
Peiqu International	40,534,289	-
Total loan receivables-non current	242,100,096	-

Note 11– Borrowings

The Company has credit facilities with several banks under which they draw short-term and long-term bank loans as described below.

(a) Current

	December 31,
	2020	2019
	US$	US$
Unsecured loans	480,957,562	407,657,464
Loans secured by accounts receivable (i)	-	64,505,031
Guaranteed loan (ii)	36,536,958	—
Loans secured by restricted cash (iii)	15,325,905	14,334,451
Syndicated loan facility (iv)	-	128,020,559
Loan secured by inventories (v)	12,260,724	5,733,781
Current portion of long-term bank loans (note b)	98,521,394	59,923,573
Total short-term loans, including current portion of long-term bank loans	643,602,543	680,174,859

As of December 31, 2020 and 2019, the Company’s short-term bank loans (including the current portion of long-term bank loans) bear a weighted average interest rate of 5.2% and 5.0% per annum, respectively. All short-term bank loans mature at various times within one year and contain no renewal terms.

(i) As of December 31, 2020 and 2019, the Company had nil and US$64.5 million of short-term bank loans obtained from Longjiang Bank secured by accounts receivables of nil and US$92.2 million, respectively.

(ii) In January 2019, Sichuan Xinda obtained a one-year short-term unsecured bank loan of RMB250.0 million (equivalent to US$36.7 million) from Nanchong Rural Commercial Bank. Pursuant to the extension agreement dated January 2020, the loan maturity date was extended to July 2020 with a third-party guarantee provided by Nanchong Shuntou Development Group Co., Ltd. (“Shuntou”). Pursuant to the loan contract, the ratio of liabilities to assets of Sichuan Xinda shall not exceed 55%. The loan was repaid in July 2020. In July 2020, Sichuan Xinda obtained a new one-year short-term unsecured bank loan of RMB250.0 million (equivalent to US$36.7 million) from Nanchong Rural Commercial Bank. As of December 31, 2020, the Company repaid RMB11.6 million (equivalent to US$1.8 million).

(iii) As of December 31, 2020 and 2019, the Company had US$15.3 million and US$14.3 million of short-term bank loans secured by restricted cash of US$1,532,591 and US$1.4 million, respectively.

(iv) On October 2, 2019, Xinda Holding (HK) Company Limited (“Xinda Holding (HK)”), a wholly owned subsidiary of the Company, entered into a facility agreement for a one-year loan facility due on December 15,2020 in an aggregate amount of US$135.0 million with a consortium of banks and financial institutions led by Industrial and Commercial Bank of China (Macau) Limited. The Company made the drawdown on December 18, 2019. The interest rate of the loan is 2.0% plus three-month LIBOR. The Company incurred agency fee and arrangement fee in the amount of US$7.2 million for the loan and without unamortized balance as of December 31, 2020. Loan issuance costs are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the loan and amortized to interest expense using the effective interest rate of 9.21% as of December 16, 2020. Xinda Holding (HK) made a full repayment of US$135.0 million on December 16, 2020.

(v) In November 2019, the Company obtained a one-year short-term loan of RMB40.0 million (equivalent to US$5.9 million) from Bank of Inner Mongolia, pledged by inventories in amount of approximately US$39.1 million for the above loan and bills payable in amount of RMB142.0 million (equivalent to US$20.9 million) issued by Bank of Inner Mongolia. On October 20, 2020, the Company repaid the loan in full.

(b) Non-current

	December 31,
	2020	2019
	US$	US$
Secured loans (i)	585,890,017	1,742,389
Unsecured loans (ii)	239,924,794	380,637,597
Less: current portion	(98,521,394)	(59,923,573)
Total long-term bank loans, excluding current portion	727,293,417	322,456,413

As of December 31, 2020 and 2019, the Company’s long-term bank loans (excluding the current portion of long-term bank loans) bear a weighted average interest rate of 5.2% and 5.4% per annum, respectively.

(i) On December 26, 2018, the Company obtained a five-year secured loan of AED8.0 million (equivalent to US$2.2 million) from National Bank of Umm Al Qaiwain at an interest rate of three-month EBOR (0.51% as of December 31, 2020) plus 3.75%. The long-term loan was secured by an undated cheque of AED8.8 million (US$2.4 million) favoring the bank provided by Dubai Xinda. The cheque would not be cashed by the bank unless Dubai Xinda defaults. Principal will be repaid in ten half-yearly installments of AED0.8 million (equivalent to US$0.2 million) each. The Company repaid AED1.6 million (equivalent to US$0.4 million) during 2020 and 2019, respectively.

On June 20, 2019, Sichuan Xinda obtained a seven-year unsecured loan of RMB1.5 billion (equivalent to US$229.9 million) from Longjiang Bank of Harbin at an interest rate of 5.6350% per annum, at an interest rate on the date of withdrawal plus 0.15% of 5-year LPR).

On April 29, 2020, HLJ Xinda Group obtained a three-year unsecured loan of RMB1.0 billion (equivalent to US$ 153.3 million) from Longjiang Bank of Harbin at an interest rate of 5.5% per annum.

On November 30, 2020, HLJ Xinda Group obtained a six-year secured loan of RMB1.06 billion (equivalent to US$162.5 million) from Longjiang Bank of Harbin at an interest rate of 4.9% per annum, pledged by HLJ Xinda Group.

On December 27, 2020, HLJ New Materails obtained a three-year secured loan of RMB400.0 million (equivalent to US$61.3 million) from Agriculture Bank of China, Harbin Branch at an interest rate of 5.13% per annum and interest due by monthly. The long-term loan was under jointly liability guarantee by Sichuan Xinda.

On January 5, 2017 and November 6, 2017, Sichuan Xinda obtained two unsecured loan of RMB200 million, totalling RMB400 million (equivalent to US$61.3 million) from Nanchong Shuntou Development Group Co., Ltd. (“Shuntou”) both at an interest rate of 4.35% per annum. The Company repaid back in 2019.

(ii) As of December 31, 2020, 2019, the Company’s long-term unsecured bank loans (excluding the current portion of long-term bank loans) bear a weighted average interest rate of 5.4% and 5.5% per annum, respectively. The Company’s long-term unsecured bank loans (excluding the current portion of long-term bank loans) will mature serially from 2021 to 2027.

Maturities on long-term bank loans (including current portion) are as follows:

December 31, 2020
US$
Year ended December 31,
2021	316,483,751
2022	49,320.936
2023	158,405,133
2024	39,683,782
After 2025	163,399,815
Total	727,293,417

Note 12 – Accrued expenses and other current liabilities

	As of December 31,
	2020	2019
	US$	US$
Payables for purchase of property, plant and equipment	21,778,463	12,445,494
Accrued freight expenses	23,898,196	17,665,998
Accrued interest expenses	10,337,622	15,650,965
Contract liabilities (i)	15,633,147	17,922,160
Accrued payroll and benefits	9,633,072	10,882,901
Non income tax payables	7,804,449	6,056,024
Others (ii)	22,837,214	5,926,846
Total accrued expenses and other current liabilities	111,922,163	86,550,388

(i) Contract liabilities mainly represent the advance received from customers in the PRC for the finished goods and raw materials purchases. The change in contract liabilities primarily represents the cash received, less amounts recognized as revenues during the period.

(ii) Others mainly represent accrued audit and consulting fees, electricity fee and other accrued miscellaneous operating expenses.

Note 13 – Related party transactions

The related party transactions are summarized as follows:

	Years Ended December 31,
	2020	2019
	US$	US$
Revenues resulting from transactions with a related party:
Sales to Macromolecule Composite Materials (i)	-	1,040,485
Financing transactions with related parties:
Interest-free advances from Mr. Jie Han (the Chairman and Chief Executive Officer)	405,536	2,920,049
Repayment of interest-free advances from Mr. Jie Han	-	(116,802)
Interest-free advances from Mr. Jie Han’s son	-	8,760,147
Repayment of interest-free advances from Mr. Jie Han’s wife	(2,667,594)	-
Repayment of interest-free advances from Mr. Jie Han’s Son	(9,423,568)	-
Interest-free advances from Mr. Qingwei Ma (Chief Operating Officer)	3,570,862	9,425,891
Repayment of interest-free advances from Mr. Qingwei Ma	(1,565,762)	(8,265,781)
Interest-free advances from Mr. Xin Yang (CFO of HLJ Xinda Group)	9,198,107	-
Interest-free advances from senior management employees of HLJ Xinda Group and Sichuan Xinda	-	275,234
Repayment of interest-free advances from senior management employees in HLJ Xinda Group and Sichuan Xinda	-	(4,679,484)
Interest-free advances from Macromolecule Composite Materials (i)	-	63,488,212
Repayment of interest-free advances from Macromolecule Composite Materials	-	(63,017,445)
Net financing transactions with related parties	482,389	8,790,021

(i) On December 26, 2018, Heilongjiang Xinda Enterprise Group Shanghai New Materials Sales Company Limited (“Shanghai Sales”), set up Heilongjiang Xinda Macromolecule Composite Materials Company Limited (“Macromolecule Composite Materials”). On April 22, 2019, Shanghai Sales transferred 97.5% equity interest in Macromolecule Composite Materials to Harbin Shengtong Engineering Plastics Co. Ltd. (“Harbin Shengtong”). Mr. Xigang Chen, who was the general manager of Sichuan Xinda, was the general manager and principal shareholder of Harbin Shengtong.

Since Mr. Xigang Chen resigned from Sichuan Xinda on August 5, 2019, Macromolecule Composite Materials had ceased to be a related party of the Company.

The related party balances are summarized as follows:

	December 31,
	2020	2019
Amounts due from a related party:	US$	US$
Mr. Qingwei Ma Chief Operating Officer)	941,462	-

Amount due from Mr. Qingwei Ma was employee advance to be reimbursed.

	December 31,
	2020	2019
	US$	US$
Amounts due to related parties:
Mr. Jie Han	13,973,332	12,499,642
Mr. Jie Han’s wife	500,000	3,137,539
Mr. Jie Han’s son	-	9,317,393
Mr. Qingwei Ma ( Chief Operating Officer)	-	1,146,756
Mr. Xin Yang (CFO of HLJ Xinda Group)	9,198,108	-
Senior management employee in HLJ Xinda GroupXinda	-	150,589
Total amounts due to related parties	23,671,440	26,251,919

Amounts due to related parties were interest free advances for operating expense paid on behalf of the Company.

Note 14 – Income Taxes

China XD is subject to a tax rate 21% per the Tax Cuts and Jobs Act (the “Tax Act”) enacted beginning 2018, and files a U.S. federal income tax return.

Under the current laws of the British Virgin Island (“BVI”), Favor Sea (BVI) and Xinda Deluxe Faith Limited, subsidiaries of China XD, these two are not subject to tax on its income or capital gains.

No provision for Hong Kong Profits Tax was made for Xinda Holding (HK) Co., Ltd. (“Xinda Holding (HK)”), (formerly known as Hong Kong Engineering Plastics Co., Ltd.), Xinda (HONGKONG) Macromolecule Material Limited and Xinda (HK) Trading as they did not have any assessable profits arising in or derived from Hong Kong for any of the periods presented.

Under the current laws of Dubai, AL Composites Materials FZE (“Dubai Xinda”), a subsidiary of China XD, is exempted from income taxes.

The Company’s PRC subsidiaries file separate income tax returns in the PRC. Effective from January 1, 2008, the PRC statutory income tax rate is 25% according to the Corporate Income Tax (“CIT”) Law which was passed by the National People’s Congress on March 16, 2007.

Pursuant to an approval from the local tax authority in July 2013, Sichuan Xinda, a subsidiary of China XD, became a qualified enterprise located in the western region of the PRC, which entitled it to a preferential income tax rate of 15% from January 1, 2013 to December 31, 2020. Effective from Janaury 1, 2021, Sichuan Xinda is entitled to 15% from January 1, 2021 to December 31, 2030 per Announcement No. 23 (2020) of the State Administration of Taxation on Extending Taxation Policy for Western Region Enterprises issued by the Ministry of Finance of PRC on April 23, 2020.

Pursuant to a notice on Promotional Taxation for Small Business ( No. 2019-13) issued by State Taxation Administration on January 17, 2019 Sichuan Bio-Based is entitled to 20% preferential income tax rate.

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

China XD’s earnings from its subsidiaries in PRC and Dubai are subject to the U.S. federal income tax at 21%, less any applicable foreign tax credits. Due to its plan to indefinitely reinvest its earnings in the PRC, the Company has not provided for deferred income tax liabilities related to PRC withholding income tax on undistributed earnings of US$753,993,820 and US$799,118,243 as of December 31, 2020 and 2019, respectively. In addition, due to its plan to indefinitely reinvest its earnings in Dubai, the Company has not provided for deferred income tax liabilities related to Dubai on undistributed earnings of US$60,405,120 and US$149,014,511 as of December 31, 2020 and 2019, respectively.

The components of income (loss) before income taxes are as follows:

	Years Ended December 31,
	2020	2019
	US$	US$
US	(2,792,888)	(1,870,587)
BVI	(3,313)	(47)
Hong Kong SAR	(12,297,593)	(16,295,949)
Dubai	(209,419,631)	(52,773,153)
PRC, excluding Hong Kong SAR	48,572,168	88,031,912
Total income (loss) before income taxes	(175,941,257)	17,092,176

The Company’s income tax expense (benefit) recognized in the consolidated statements of comprehensive income (loss) consists of the following:

	Years Ended December 31,
	2020	2019
	US$	US$
Current income tax expense-PRC	9,472,088	15,625,998
Current income tax expense-US	-	428,523
Deferred income tax benefit-PRC	(3,712,458)	(2,017,823)
Total income tax expense	5,759,630	14,036,698

The effective income tax rate based on income tax expense and income before income taxes reported in the consolidated statements of comprehensive income (loss) differs from the PRC statutory income tax rate of 25% due to the following:

	Years Ended December 31,
	2020	2019
	US$	US$

PRC statutory income tax rate	25%	25%
Increase (decrease) in effective income tax rate resulting from:
Tax rate differential on entities not subject to PRC income tax	(107.8)%	85.0%
Non-deductible expenses	10.0%	10.0%
Preferential tax rate	10.8%	(16.7)%
Change in valuation allowance	36.1%	23.3%
R&D additional deduction	38.0%	(49.5)%
Reversal of unrealized tax benefits	(21.4)%	(21.4)%
True-up prior year’s tax filing	(4.2)%	16.2%
Others	10.2%	10.2%
Effective income tax rate	(3.3)%	82.1%

The principal components of the Company’s deferred income tax assets and deferred income tax liabilities are as follows:

	December 31,
	2020	2019
	US$	US$

Deferred income tax assets:
Tax loss carry forwards	33,524,819	14,313,575
Impairment of prepayment in relation to equipment and construction in progress	778,943	—
Less: valuation allowance	(33,524,819)	(14,313,575)
Deferred income tax assets, net	778,943	—

Deferred income tax liabilities (included in other non-current liabilities):
Property, plant and equipment	3,101,509	4,613,524

Harbin Xinda Macromolecule Material Research Institute (“Research Institute”) was established with a registered capital of approximately US$0.4 million in 2007. The Research Institute provided research and development services to the Company’s ultimate end customers. In December 2010, for tax purposes and because the Research Institute could not meet the Company’s development needs, the Company dissolved the Research Institute and formed a new legal entity, Heilongjiang Xinda Enterprise Group Macromolecule Materials R&D Center Company Limited (“Research Center”). Based on applicable regulations promulgated by the local Civil Affairs Bureau, only the local government has the authority for the distribution of the assets of the Research Institute upon liquidation. Therefore, the Company dissolved the Research Institute by distributing the net assets of the Research Institute in the amount of US$84.0 million to the local government. The difference between the net assets in the amount of US$84.0 million and the amount of the initial registered capital of US$0.4 million represents undistributed accumulated profit generated by the Research Institute from its inception date to its liquidation date. Simultaneously, the local government granted the net assets back to the Harbin Xinda Plastics Material Research Center Company Limited (“Xinda Material Research Center”), the newly established subsidiary of Harbin Xinda in December 2010. The Research Center was established with a registered capital of approximately US$0.5 million funded by cash. A loss equal to the net assets of the Research Institute distributed to the local government was recognized in other expenses and a government grant for the receipts of the same assets back from the local government was recognized as other income in the consolidated statements of comprehensive income (loss). Pursuant to the local tax regulations, the net assets granted to the Research Center are not subject to income tax to the extent the Research Center spends a total of US$84.0 million in five years from the date of grant. The expenditures of US$84.0 million will not be deductible for income tax purposes. As a result, the Company recognized a deferred income tax liability in the amount of US$21.5 million in connection with the net assets granted to the Research Center as of December 31, 2010. To the extent that the Company has spent on research and development equipment during the five years from the date of grant, deferred income tax liabilities relating to the net assets of Research Institute granted to Research Center will be reclassified to deferred income tax liabilities relating to property, plant and equipment, and recognized in profit or loss over the useful life of the asset. The Company spent a total of US$84.0 million on research and development equipment by the end of December 31, 2015, and the deferred income tax liabilities was US$3,171,643and US$4,613,524 as of December 31, 2020 and 2019, respectively.

The movements of the valuation allowance are as follows:

	Years Ended December 31,
	2020	2019
	US$	US$

Balance at the beginning of the year	14,313,575	10,559,911
Additions of valuation allowance	19,211,244	3,983,094
Reduction of valuation allowance	-	(229,430)
Balance at the end of the year	33,524,819	14,313,575

The valuation allowance as of December 31, 2020 and 2019 was primarily provided for the deferred income tax assets of certain entities, which were at cumulative loss positions. As of December 31, 2020, for U.S. federal income tax purposes, the Company had tax loss carry forwards of (i) US$28,649,345 from subsidiaries in the PRC, of which US$5,431,116, US$5,177,047 and US$2,018,821 would expire by 2023, 2024 and 2025, respectively, if unused, and (ii) US$114,800,121from subsidiaries in HK, which could be carried forward indefinitely to be offset against future profits. In view of the cumulative losses for the entities concerned, 100% valuation allowances were provided against their deferred income tax assets as of December 31, 2020 and 2019, which in the judgment of the management, are not more likely than not to be realized.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

	Years Ended December 31,
	2020	2019
	US$	US$

Balance at the beginning of the year	34,706,069	33,048,639
Increase related to current year tax positions	5,775,068	5,279,589
Decrease related to prior year tax positions	(5,720,163)	(3,622,159)
Effect of foreign currency change	4,542,637	-
Balance at the end of the year	37,071,419	34,706,069

At December 31, 2020 and 2019, there are U$37,071,419 and US$28,391,864 of unrecognized tax benefits that if recognized, would affect the annual effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and does not recognize penalties. During the years ended December 31, 2020 and 2019, the Company recognized approximately US$4,603,509 and US$1,819,859 interest expense. The Company had approximately US$15,565,560 and US$13,774,161 for the interest accrued related to unrecognized tax benefits amounting to US$37,071,419 and US$34,706,069 as of December 31, 2020 and 2019, respectively. US$6,046,897 previously unrecognized tax benefits accrued in year 2014 and the related accrued interest amounting to US$5,442,207 were reversed during the year ended December 31, 2020 due to the expiration of five-year tax assessment period on May 31, 2020. The unrecognized tax benefits in year 2014 amounting to US$5,655,714 and related accrued interest amounting to US$4,665,964 were classified as current liabilities as the five-year tax assessment period will expire on May 31, 2020. As of December 31, 2020 and 2019, nil and nil of unrecognized tax benefit were presented as a reduction of the deferred income tax assets for tax loss carry forwards since the uncertain tax position would reduce the tax loss carry forwards under the tax law. The unrecognized tax benefits represent the estimated income tax expenses the Company would be required to pay, should the income tax rate used, taxable income and deductible expenses for tax purpose recognized in accordance with tax laws and regulations. The Company is currently unable to provide an estimate of a range of the total amount of unrecognized tax benefits that is reasonably possible to change significantly within the next twelve months.

The PRC tax authorities, US tax authorities and Hong Kong tax authorities have up to five years, three years and six years, respectively, to conduct examinations of the Company’s tax filings. Accordingly, the PRC subsidiaries’ tax years 2016 through 2020, the US subsidiaries’ tax years 2018 through 2020 and the Hong Kong subsidiaries’ tax years 2015 through 2020 remain open to examination by the respective taxing jurisdictions.

Note 15 – Deferred Income

Sichuan Xinda

On January 26, 2015, the Company entered into a memorandum and a fund support agreement (the “Agreement”) with the People’s Government of Shunqing District, Nanchong City, Sichuan Province (“Shunqing Government”) pursuant to which Shunqing Government, through its investment vehicle, extended to the Company RMB350 million (equivalent to US$53.6 million) to support the construction of the Sichuan plant, which has been received in full in the form of government repayment of bank loans on behalf of the Company.

In addition, the Company has received RMB337.4 million (equivalent to US$51.7 million) from Shunqing Government and RMB6.4 million (equivalent to US$0.9 million) from Ministry of Finance of the People’s Republic of China to support the construction and RMB7.5 million (equivalent to US$1.1 million) special funds of ministerial key research projects from Ministry of Science and Technology of PRC as of December 31, 2020.

The Sichuan factory has been operational since July 2016.

The Company also received RMB36.0 million (equivalent to US$5.5 million) from Shunqing Government with respect to interest subsidy for bank loans. A cumulative RMB16.4 million (equivalent to US$2.4 million) government grants have been amortized as other income in line with the amount of related loan interest accrued.

HLJ Xinda Group has also received RMB128.0 million (equivalent to US$19.6 million) from Harbin Bureau of Finance to support the construction of the 300,000 metric tons of biological composite materials project in Heilongjiang as of December 31, 2020.

A cumulative RMB166.8 million (equivalent to US$25.6 million) government grants have been amortized as other income proportionate to the depreciation of the related assets, of which RMB51.3 million (equivalent to US$7.4 million) was amortized in the twelve-month period ended December 31, 2020.

Note 16 – Other non-current liabilities

	December 31,
	2020	2019
	US$	US$

Income tax payable-noncurrent (i)	75,998,231	86,414,852
Deferred income tax liabilities (Note 13)	3,101,509	4,613,524
Others	—	—
Total other non-current liabilities	79,099,740	91,028,376

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

Note 19– Noncontrolling interests

On January 22, 2020, a third party investor acquired 36.21% and 38.08% of the equity interest of the Company’s two PRC subsidiaries at a consideration of RMB325.0 million (equivalent to US$47.7 million). The Company shall redeem 50% of the equity interest owned by the noncontrolling shareholder on January 21, 2024 and the remaining 50% on January 21, 2025 at a total redemption value of RMB325.0 million. The noncontrolling shareholder was also entitled to an interest at 1.5% per annum. The Company has pledged its 63.79% and 61.92% equity interest of the two subsidiaries to the noncontrolling shareholder as a guarantee for its obligation on the redemption. The mandatorily redeemable noncontrolling interests were recorded as a liability on the financial statements and initially recorded at the fair value of US$45.9 million and were subsequently carried at the present value of the redemption value.

In April 2020, the Company increased its capital contribution to one of the subsidiaries, and the equity interest owned by the Company has increased from 61.92% to 65.62%, the equity interest owned by noncontrolling shareholder has decreased from 38.08% to 34.38%.

On June 29, 2020, the Company entered into supplementary agreements with the noncontrolling shareholder, pursuant to which, the redemption provision, the 1.5% per annum interest payable to the noncontrolling shareholder and the guarantee provision in the original investment agreements were cancelled. The substantial modification of terms was accounted as an extinguishment with no extinguishment gains or losses recognized. The noncontrolling interest were reclassified as an equity instrument. As of December 31, 2020, the carrying value of the noncontrolling interests was US$50.2 million.

Note 20 – Stock based compensation

Stock options issued to employees, directors and consultants

On May 26, 2009, the Board of Directors approved the adoption of the 2009 Stock Incentive Plan (the “2009 Plan”), which provides for the granting of stock options and other stock-based awards to key employees, directors and consultants of the Company. The aggregate number of common stock which may be issued under the 2009 Plan may not exceed 7,800,000 shares. The 2009 plan was expired by December 31, 2019.

On January 10, 2020, the Board of Directors approved the adoption of 2020 Stock Option / Stock Issuance Plan (the “2020 Plan”), under which 13,000,000 shares of common stock are reserved for issuance. The 2020 Plan provides for the grant of stock options and stock issuances to employees, directors and independent contractors who provide services to the Company and/or its affiliates.

Nonvested shares

On February 20, 2020, the Company’s Board of Directors approved the grant of 3,000,000 non-vested shares to Mr. Jie Han and an employee with a performance condition that the Company or its subsidiaries receive certain amount of bank credit prior to April 30, 2020 and complete certain amount of drawdown from such credit line prior to June 30, 2020. The awards will be forfeited if the performance condition is not met. As of June 30, 2020, the performance condition has not been met and the awards were forfeited.

On February 20, 2020, the Company’s Board of Directors approved the grant of 1,000,000 non-vested shares to two nonemployee consultants providing certain financing advisory service for the Company. As of December 31, 2020, the service has not been rendered and the service agreement was cancelled and the awards were forfeited.

On August 26, 2020, the Company’s Board of Directors approved the grant of 3,600,000 shares to three executives, one senior management and one consultant for their service to the Company. The shares are vested immediately upon issuance.

A summary of the nonvested shares activity for the years ended December 31, 2020 and 2019 is as follows:

	Number of Nonvested Shares	Weighted Average Grant date Fair Value
		US$
Outstanding as of December 31, 2019	-	-
Granted	7,600,000	1.34
Vested	(3,600,000)	1.16
Forfeited	(4,000,000)	1.50
Outstanding as of December 31, 2020	-	-

The Company recognized US$4,188,600 and nil compensation expense in general and administrative expenses relating to the non-vested shares for the years ended December 31, 2020 and 2019, respectively.

Note 21 – Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Years Ended December 31,
	2020	2019
	US$	US$
Numerator:	(181,700,885)	3,055,478
Net income (loss) attributable to China XD Plastics Company Limited
Less:	-	(536,164)
Earnings allocated to participating Series D convertible preferred stock	-	-
Net income (loss) for basic and diluted earnings per share	(181,700,885)	2,519,314

Denominator:
Denominator for basic earnings per share	44,733,357	55,200,896
Denominator for diluted earnings per share	44,733,357	55,200,896

Earnings per common share:
Basic and diluted earnings per common share	(4.06)	0.05

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the years ended December 31, 2020 and 2019, because their effects are anti-dilutive:

	Years Ended December 31,
	2020	2019
	US$	US$
Numerator:
Shares issuable upon conversion of Series D convertible preferred stocks	-	11,747,945

Note 22 – Statutory reserves

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

For the years ended December 31, 2020 and 2019, China XD’s subsidiaries in the PRC made appropriations to the reserve fund of RMB11.7 million (equivalent to US$1.7 million) and RMB26.0 million (equivalent to US$3.8 million), respectively. As of December 31, 2020 and 2019, the accumulated balance of the statutory surplus reserve was RMB358.4 million (equivalent to US$55.1 million) and RMB346.7 million (equivalent to US$53.4 million), respectively.

Note 23– Risks and uncertainties

Sales concentration

The Company sells its products primarily through approved distributors in the People’s Republic of China (the “PRC”). The Company’s sales are concentrated. Sales to distributors individually exceeded 10% of the Company’s revenues, for the years ended December 31, 2020 and 2019, are as follows:

(in millions, except percentage)	Years Ended December 31,
	2020		2019
	US$	%	US$	%
Distributor A, located in PRC	122.3	9.3%	201.5	13.9%

Any factor adversely affecting the automobile industry in the PRC or the business operations of these customers will have a material effect on the Company’s business, financial position and results of operations.

Purchase concentration of raw materials

The principal raw materials used for the Company’s production of modified plastics products are plastic resins, such as polypropylene, ABS and nylon. The Company purchases substantially all of its raw materials through a limited number of distributors. Raw material purchases from these distributors, which individually exceeded 10% of the Company’s total raw material purchases, accounted for approximately 23.2% (two distributors) and 14.7% (one distributor) of the Company’s total raw material purchases for the years ended December 31, 2020 and 2019, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company’s business, financial position and results of operations.

Cash concentration

Cash, cash equivalents and restricted cash mentioned below maintained at banks consist of the following:

	December 31,
	2020	2019
	US$	US$
RMB denominated bank deposits with:
Financial Institutions in the PRC	182,687,189	226,488,069
Financial Institutions in Hong Kong Special Administrative Region (“Hong Kong SAR”)	9,422	8,134
Financial institutions in Dubai,UAE	1,231	-
U.S. dollar denominated bank deposits with:
Financial Institution in the U.S.	25,483	3,057
Financial Institutions in the PRC	859	16,868
Financial Institution in Hong Kong SAR	381,477	590,131
Financial Institution in Macau Special Administrative Region (“Macau SAR”)	150,060	1,288,792
Financial Institution in Dubai, UAE	16,395	4,549
HK dollar denominated bank deposits with:
Financial institution in Hong Kong SAR	156	156
Dirham denominated bank deposits with:
Financial institution in Dubai, UAE	62,156	33,263

The bank deposits with financial institutions in the PRC are insured by the government authority for up to RMB500,000. The bank deposits with financial institutions in the Hong Kong SAR are insured by the government authority for up to HK$500,000. The bank deposits with financial institutions in the Macau SAR are insured by the government authority for up to MOP$500,000. The bank deposits with financial institutions in the Dubai, UAE are not insured by the government authority. Total bank deposits amounted to $1,072,301 and $1,063,709 are insured as of December 31, 2020 and 2019, respectively. The Company has not experienced any losses in uninsured bank deposits and does not believe that it is exposed to any significant risks on cash held in bank accounts. To limit exposure to credit risk, the Company primarily places bank deposits with large financial institutions in the PRC, Hong Kong SAR, Macau SAR and Dubai, UAE with acceptable credit rating.

Note 24 – Commitments and contingencies

(1) Sichuan plant construction and equipment purchase

In September 2016, Sichuan Xinda Enterprise Group Co., Ltd. (“Sichuan Xinda”) entered into equipment purchase contracts with Harbin Hailezi Science and Technology Co., Ltd. (“Hailezi”) for a consideration of RMB17.0 million (equivalent to US$2.6 million) to purchase storage facility and testing equipment. Afterward, Sichuan Xinda cancelled two contracts with Hailezi for a consideration of RMB1.6 million (equivalent to US$0.2 million). As of December 31, 2020, Sichuan Xinda has a remaining commitment of RMB3.0 million (equivalent to US$0.5 million).

On October 20, 2016, Sichuan Xinda entered into an equipment purchase agreement purchase contract with Peaceful Treasure Limited (“Peaceful”) for a total consideration of RMB89.5 million (equivalent to US$13.7 million) to purchase certain production and testing equipment. As of December 31, 2020, the Company has a commitment of RMB55.6 million (equivalent to US$8.5 million).

On November 15, 2016 and February 20, 2017, Sichuan Xinda entered into decoration contracts with Beijin Construction to perform indoor and outdoor decoration work for a consideration of RMB240.5 million (equivalent to US$36.9 million). On June 10, 2017, Sichuan Xinda entered into another decoration contract with Beijin Construction to perform ground decoration work for a consideration of RMB23.8 million (equivalent to US$3.6 million). As of December 31, 2020, the Company has a remaining commitment of RMB144.7 million (equivalent to US$22.2 million).

Pursuant to the Nanchong Project mentioned in Note 9 In connection with the Nanchong Project, on June 21, 2018, Sichuan Xinda entered into equipment purchase contracts with Hailezi to purchase production equipment for a consideration of RMB1,910.5 million (equivalent to US$292.8 million). Pursuant to the contract with Hailezi, Sichuan Xinda has a remaining commitment of RMB198.5 million (equivalent to US$30.4 million) as of December 31, 2020.

(2) Heilongjiang plant construction and equipment purchase

In connection with the HLJ project mentioned in Note 9, on June 25, 2018 and July 12, 2018, HLJ Xinda Group entered into two equipment purchase contracts with Hailezi to purchase production equipment, which will be used for 300,000 metrics tons of biological based composite material, located in Harbin, for a consideration of RMB1,906.8 million (equivalent to US$282.2 million) and On November 14, 2019, HLJ Xinda Group entered into a supplementary agreement with Hailezi, which decreased the original contract amount to RMB1,780.9 million (equivalent to US$272.9 million) with delivery schedule amended to December 31, 2021. Pursuant to the contracts with Hailezi, HLJ Xinda Group has a remaining commitment of RMB1,214.1 million (equivalent to US$186.1 million) as of December 31, 2020

(3) Dubai equipment purchase

On May 31, 2019, Dubai Xinda entered into an equipment purchase contract with Peaceful for a total consideration of US$18.8 million. As of December 31, 2020, the Company has a remaining commitment of US$1.8 million.

(4) Xinda CI (Beijing) office building decoration

On March 30, 2017, Xinda CI (Beijing) Investment Holding Co., Ltd. (“Xinda Beijing Investment”) entered into a decoration contract with Beijing Fangyuan Decoration Engineering Co., Ltd for a total consideration of RMB5.8 million (equivalent to US$0.9 million) to decorate office building. As of December 3, 2020, the Company has a remaining commitment of RMB3.7 million (equivalent to US$0.6 million).

On June 9, 2017, Xinda CI (Beijing) entered into a decoration contract with Beijing Zhonghongwufang Stone Co., Ltd for a total consideration of RMB1.2 million (equivalent to US$0.2 million) to decorate office building. As of December 31, 2020, the Company has a remaining commitment of RMB0.6 million (equivalent to US$0.1 million).

(5) Guarantees

On April 15, 2019, Sichuan Xinda provided guarantee to Shanghai Sales obtaining a one-year loan of RMB800.0 million (equivalent to US$122.6 million) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.09% from April 15, 2019 to April 14, 2020. If Shanghai Sales does not repay the above loan when due, Sichuan Xinda shall be obliged to repay the RMB800.0 million loan. The loan was repaid by Shanghai Sales in April 2020.

On December 3, 2019, HLJ Xinda Group provided guarantee to Macromolecule Composite Materials obtaining a one-year loan of RMB612.2 million (equivalent to US$93.8 million) from Longjiang Bank, Harbin Branch with an annual interest rate of 6.25%. If Macromolecule Composite Materials does not repay the above loan when due, HLJ Xinda Group shall be obliged to repay the RMB612.2 million loan. The loan was repaid early by to Macromolecule Composite Materials in April 2020.

On September 28, 2020, Sichuan Xinda provided guarantee to Macromolecule Composite Materials obtaining a three-month loan of RMB700.0 million (equivalent to US$107.3 million) from Longjiang Bank, Harbin Branch with an annual interest rate of 5.95%. If Macromolecule Composite Materials does not repay the above loan when due, Sichuan Xinda shall be obliged to repay the RMB700.0 million loan.

(6) Legal proceedings

The Company and its board of directors were named as defendants in three below summarized lawsuits in connection with the terminated going-private transaction. There is a possibility that a loss may have been incurred, as the Company is unable to estimate the possible loss or range of loss at this early stage in the case, no loss contingency was accrued as of December 31, 2020.

Jagdish Kothari v. China XD Plastics Company Limited et al. (Case No. 2:20-CV-01330)

Plaintiff claims that Defendants violated the Securities Exchange Act of 1934 arising out of the proposed buyout of the company by its chairman, Jie Han through his affiliated companies. Plaintiff claims that the proxy provided to the shareholders was materially defective. Plaintiff has filed a second amended complaint and the Company is vigorously defending this matter. It is too early to determine if there will be a favorable outcome.

Zhong Hao Feng et al. v. China XD Plastic Company Limited et al. (Case No. A-20-822393-B)

Plaintiffs claim that Defendants breached their fiduciary duties to China XD’s public stockholders by agreeing to sell the company for an inadequate $1.20 per share. Plaintiffs claim that the proxy provided to the shareholders was materially false and misleading. Plaintiffs’ have filed a First Amended Complaint and Defendants have filed their Answers to the First Amended Complaint and the Company is vigorously defending this matter.

Walter Aerts et al. v. China XD Plastic Company Limited et al. (Case No. !-20-819986-B)

Plaintiffs claim that China XD wrongfully entered into a definitive agreement to sell for an unfair price outstanding shares of common stock of the company. Answers have been filed to the Complaint. A five-week jury trial has been set for May 22, 2023 and the Company is vigorously defending this matter.

.

Note 25– Revenues

Revenues consist of the following products and materials:

	Years Ended December 31,
	2020	2019
	US$	US$

Modified Polyamide 66 (PA66)	605,205,395	426,970,992
Modified Polyamide 6 (PA6)	394,022,369	338,252,200
Plastic Alloy	78,422,147	245,295,838
Modified Polypropylene (PP)	74,639,857	126,535,244
Modified Acrylonitrile butadiene styrene (ABS)	24,251,450	50,053,441
Polyoxymethylenes (POM)	4,821,272	6,906,902
Polyphenylene Oxide (PPO)	-	32,383,107
Polylactide (PLA)	3,492,236	65,142,028
Polyethylene (PE)	64,583,993	11,546,204
Semi-finished goods	58,782,152	144,378,419
Raw materials	3,680,810	740,451
Total Revenue	1,311,901,681	1,448,204,826

Note 26 – Impairment of Long-Lived Assets

Dubai Xinda experienced a shutdown since the outbreak of COVID-19 in early February, 2020 and difficulties to renew productions in the near future. As the Company was unable to anticipate a business renewal and financial prospect in a short-term, based on the unique property, plant and equipment built for Company’s specific products, the management assessed the quoted market value of Dubai Xinda’s property, plant and equipment, through a third party independent appraisal at a unrealizable value and recorded an one-time impairment charges of US$165.3 million on Company’s property, plant and equipment including construction in progress.

Below is a breakdown of the impairment charges for property, plant and equipment:

For the year ended December 31, 2020
US$
Machinery, equipment and furniture	68,147,876
Workshops and buildings	8,826,892
Construction in progress	88,278,641
Total impairment charges	165,253,409

Note 27 – Gains and losses on disposal of subsidiaries

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

On November 13, 2018, HLJ Xinda Group entered into an agreement with Shanghai Sales, to transfer the wholly owned equity of Heilongjiang Xinda Enterprise Group (Shanghai) New Materials Research and Development Co., Ltd. (“Shanghai New Materials R&D”) from HLJ Xinda Group to Shanghai Sales with no consideration as a result of group restructuring to streamline resources and improve operating efficiency.

The legal transfer was completed on February 1, 2019 and the Company recorded gains of US$0.5 million on disposal of Shanghai New Materials R&D for the year ended December 31, 2019.

Note 28 – Selected Quarterly Financial Information (Unaudited)

The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of 2020 and 2019 (in millions, except gross margin and per share amounts):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2020:
Revenues	$593.8	$290.1	$283.2	$144.8
Gross profit	$64.0	$34.6	$39.9	$5.2
Net income (loss)	$(150.2)	$(38.1)	$17.6	$(11.0)

Earnings per share
Basic	$(2.13)	$(0.56)	$0.26	$(0.16)
Diluted	$(2.13)	$(0.56)	$0.26	$(0.16)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2019:
Revenues	$310.5	$373.2	$463.1	$301.5
Gross profit	$43.7	$60.1	$65.3	$50.3
Net income	$(65.0)	$17.0	$40.1	$11.0

Earnings per share
Basic	$(0.97)	$0.25	$0.60	$0.16
Diluted	$(0.97)	$0.25	$0.60	$0.16

Note 29 – Geographic Information

The following summarizes the Company’s revenues from the following geographic areas (based on the location of the operating units):

	Years Ended December 31,
	2020	2019

Revenues (in US$ millions)
PRC	1,311.9	1,387.0
Dubai, UAE	-	61.2
Total	1,311.9	1,448.2

The following summarizes the Company’s Long-lived assets (including property, plant and equipment, net, long-term prepayments to equipment and construction suppliers, other non-current assets and operating lease right-of-use assets, net) from the following geographic areas (based on the location of the operating units):

	December 31,
	2020	2019

Long-lived assets (in US$ millions)
PRC	1,161.7	993.2
Dubai, UAE	174.4	377.8
Total	1,336.1	1,371.0

Note 30 - Leases

As of December 31, 2020, the Company had operating leases for land use rights and office with remaining terms expiring from 2022 through 2085. The weighted average remaining lease term excluding land use rights located in PRC as of December 31, 2020 was 16.3 years. Weighted average discount rate used in the calculation of the lease liabilities was 6.7%. The discount rate reflects the estimated incremental borrowing rate, which includes an assessment of the credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to the lease payments in a similar economic environment.

Lease cost for the years ended December 31, 2020 and 2019 is as follows:

	Years ended December 31,
	2020	2019

Operating lease cost	1,703,512	2,307,891
Short-term lease cost	846,060	846,060
Total lease cost	2,549,572	3,153,951

As of December 31, 2020, the maturities of the operating lease liabilities are as follows:

Remaining Lease Payments US$
2021	1,418,719
2022	1,419,085
2023	1,434,926
2024	1,454,238
2025	1,454,238
Thereafter	19,179,416
Total remaining lease payments	26,360,622
Less: imputed interest	(10,945,058)
Total operating lease liabilities	15,415,564
Less: current portion	(1,323,164)
Non-current operating lease liabilities	14,092,400
Weighted-average remaining lease term	16.3 years
Weighted-average discount rate	6.7%

Supplemental cash flow information related to leases is as follows:

	Years ended December 31,
	2020	2019

Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,525,914	2,084,533

Under the previous lease standard (Topic 840), future minimum annual lease payments for the years subsequent to December 31, 2020 and in aggregate are as follows:

US$
Years ended December 31,
2021	2,174,439
2022	1,486,007
2023	1,486,007
2024	1,446,251
2025	1,482,593
Thereafter	21,176,139

Note 31 - Subsequent Events

On January 15, 2021, Xinda CI (Beijing) Investment Holding Co., Ltd. (“Xinda Beijing Investment”) signed a building selling contract with a third party Harbin Fangge Trading Co., Ltd. for disposing its one floor building for a consideration of RMB58.3 million (equivalent to US$8.9 million). On February 7, 2021, Xinda Beijing Investment received the proceeds in full and recorded a loss of RMB4.5 million (equivalent to US$0.7 million ) accordingly.

On September 29, 2021, HLJ Xinda Group entered into a loan agreement with Longjiang Bank, Harbin to borrow a one-year loan of RMB200.1 million (equivalent to US$30.7 million) as working capital, with maturity date on September 28, 2022 and interest rate of 3.85% per annum. On September 30, 2021, HLJ Xinda Group withdrew the loan in full amount.

